Form 10-K
period 1993-12-31
GENUINE PARTS CO
filed 1994-03-24
CIK 40987

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                                    ________

For the Fiscal Year Ended:                         Commission File No. 1-5690
    December 31, 1993

                             GENUINE PARTS COMPANY
             (Exact name of Registrant as specified in its Charter)

            GEORGIA                                    58-0254510
            -------                                    ----------
      (State of Incorporation)              (IRS Employer Identification No.)

        2999 Circle 75 Parkway                           30339
           Atlanta, Georgia                            (Zip Code)
(Address of Principal Executive Offices)

Registrant's telephone number, including area code:  (404) 953-1700.

Securities registered pursuant to Section 12(b) of the Act and the Exchange on which such securities are registered:

COMMON STOCK, PAR VALUE, $1 PER SHARE        NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                 YES   X  .                                 NO      .
                     -----                                     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. /   /

The aggregate market value of the Registrant's Common Stock (based upon the closing sales price reported by the New York Stock Exchange and published in The Wall Street Journal on February 18, 1994) held by non-affiliates as of February 18, 1994 was approximately $4,233,262,728.

The number of shares outstanding of Registrant's Common Stock, as of February 18, 1994: 124,464,667.

Documents Incorporated by Reference:
         -Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1993, are incorporated by reference into Parts
          I and II.
         -Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 18, 1994 are incorporated by reference into Part III.

PART I.  ITEM I.  BUSINESS.

         Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts and office products. In 1993, business was conducted throughout most of the United States and in western Canada from more than 1,100 operations. As used in this report, the "Company" refers to Genuine Parts Company and its subsidiaries, except as otherwise indicated by the context; and the terms "automotive parts" and "industrial parts" refer to replacement parts in each respective category.

Industry Segment Data. The following table sets forth the net sales, operating profit and identifiable assets for the fiscal years 1993, 1992 and 1991 attributable to each of the Company's groups of products which the Company believes indicate segments of its business. Sales to unaffiliated customers are the same as net sales. The figures have been restated to give effect to the acquisition of Berry Bearing Company and affiliates on January 29, 1993, which was accounted for as a pooling of interests, and is described in Note 2 of "Notes to Consolidated Financial Statements" on Page 23 of the Annual Report to Shareholders for 1993, which is incorporated herein by reference.

                                                                    1993                      1992                      1991
                                                                    ----                      ----                      ----
        NET SALES                                                                          (in thousands)
        ---------
         Automotive Parts                                        $ 2,485,267               $ 2,318,761               $ 2,188,698
         Industrial Parts                                          1,153,371                 1,082,428                 1,021,019
         Office Products                                             745,656                   615,562                   554,019
                                                                   ---------                 ---------                 ---------
            TOTAL NET SALES                                      $ 4,384,294               $ 4,016,751               $ 3,763,736
                                                                   =========                 =========                 =========

         OPERATING PROFIT
         ----------------

         Automotive Parts                                        $   282,791               $   262,422               $   260,818
         Industrial Parts                                             96,727                    87,493                    76,922
         Office Products                                              65,938                    50,967                    45,112
                                                                   ---------                 ---------                 ---------
            TOTAL OPERATING PROFIT                                   445,456                   400,882                   382,852
               Interest Expense                                       (1,584)                   (1,871)                   (5,434)
               Corporate Expense                                     (20,405)                  (17,577)                  (18,662)
               Equity in Income                                        4,452                     2,513                     4,000
               Minority Interests                                     (2,090)                   (1,537)                   (1,638)
                                                                   ---------                 ---------                 ---------
            INCOME BEFORE
            INCOME TAXES                                         $   425,829                $  382,410                $  361,118
                                                                   =========                 =========                 =========

         IDENTIFIABLE ASSETS
         -------------------

         Automotive Parts                                        $ 1,152,148               $ 1,040,191                $  926,617
         Industrial Parts                                            370,633                   354,547                   338,054
         Office Products                                             283,479                   228,802                   201,036
                                                                   ---------                 ---------                 ---------
            TOTAL IDENTIFIABLE ASSETS                              1,806,260                 1,623,540                 1,465,707
            Corporate Assets                                           6,731                    27,333                    57,197
            Equity Investments                                        57,765                    56,430                    54,612
                                                                   ---------                 ---------                 ---------
               TOTAL ASSETS                                      $ 1,870,756               $ 1,707,303               $ 1,577,516
                                                                   =========                 =========                 =========

         For additional information regarding industry data, see Page 27 of Annual Report to Shareholders for 1993.

         The majority of the Company's revenue, profitability and identifiable assets are attributable to the Company's operations in the United States. Revenue, profitability and identifiable assets in Canada are not material. For additional information regarding foreign operations, see "Note 1 of Notes to Consolidated Financial Statements" on Page 23 of Annual Report to Shareholders for 1993.

Competition - General. The distribution business, which includes all segments of the Company's business, is highly competitive with the principal methods of competition being product quality, sufficiency of inventory, price and the ability to give the customer prompt and dependable service. The Company believes many of its competitors have greater financial resources and are more broadly based than the Company. The Company anticipates no decline in competition in any of its business segments in the foreseeable future.

Employees. As of December 31, 1993, the Company employed approximately 20,575 persons.

AUTOMOTIVE PARTS GROUP.

         The Automotive Parts Group, the largest division of the Company, distributes automotive replacement parts and accessory items. The Company is the largest member of the National Automotive Parts Association ("NAPA"), a voluntary trade association formed in 1925 to provide nationwide distribution of automotive parts. In addition to the more than 143,000 part numbers that are available, the Company, in conjunction with NAPA, offers complete inventory, accounting, cataloging, marketing, training and other programs in the automotive aftermarket.
         As of December 31, 1993, the Company's Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores ("jobbing stores" or "jobbers") owned in the United States by Genuine Parts Company and Davis & Wilmar, Inc., a wholly owned subsidiary, automotive parts distribution centers and jobbing stores in western Canada owned and operated by UAP/NAPA Automotive Western Partnership ("UAP/NAPA"), a general partnership in which a wholly owned subsidiary of Genuine Parts Company owns a 49% interest, jobbing stores in the United States operated by corporations in which Genuine Parts Company owned a 51% interest, distribution centers owned by Balkamp, Inc., a majority owned subsidiary, and rebuilding plants owned by the Company and operated by its Rayloc division.
         The Company's NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes small engines and replacement parts for farm equipment and heavy duty equipment. The Company's inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company's domestic automotive operations purchase from more than 150 different suppliers, approximately 73% of 1993 automotive inventories were purchased from 20 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers which has protected the Company from inventory obsolescence.

Distribution System. As of December 31, 1993, Genuine Parts Company operated 63 domestic NAPA automotive parts distribution centers located in 36 states and 654 domestic company-owned jobbing stores located in 39 states. Davis & Wilmar, Inc. operated 2 NAPA automotive parts distribution centers in Pennsylvania and West Virginia and 29 jobbing stores in its trading area. In addition, Genuine Parts Company owned a 51% interest in 42 corporations which operated 59 jobbing stores in 26 states.
         In Canada, Genuine Parts Company Ltd., a wholly owned subsidiary, owns a 49% interest in UAP/NAPA which operated 8 automotive parts distribution centers and 81 jobbing stores located in the provinces of Alberta, British Columbia and Saskatchewan and in the Yukon Territories. The Company's investment in UAP/NAPA is accounted for by the equity method of accounting; therefore, the sales figures of UAP/NAPA are not included in the Company's financial statements.
         The Company's distribution centers serve approximately 5,069 independently owned jobbing stores located throughout the market areas served. Jobbing stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, these jobbing stores account for approximately 42% of the Company's total sales with no jobbing store or group of jobbing stores with individual or common ownership accounting for more than .004% of the Company's total sales.

Products. Distribution centers carry approximately 143,000 different parts and related supply items. Each item is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers. Most orders are filled and shipped the same day as received. The majority of sales are on terms which require payment within 30 days of the statement date. The Company does not manufacture any of the products it distributes.

Related Operations. A majority owned subsidiary of Genuine Parts Company, Balkamp, Inc.("Balkamp"), distributes a wide variety of replacement parts and accessory items for passenger cars, heavy duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the approximately 20,000 part numbers which constitute the "Balkamp" line of products which are distributed to the members of the National Automotive Parts Association ("NAPA"). These products are categorized in 150 different product groups purchased from more than 600 suppliers. All Balkamp items are cataloged separately to provide single source convenience for NAPA customers. BALKAMP(R), a federally registered trademark, is important to the sales and marketing promotions of the Balkamp organization. Balkamp has three distribution centers located in Indianapolis, Indiana, Greenwood, Mississippi, and West Jordan, Utah.
         The Company, through its Rayloc division, also operates six plants where certain small automotive parts are rebuilt. These products are distributed to the members of NAPA under the name Rayloc(R).

Segment Data. In the year ended December 31, 1993, sales from the Automotive Parts Group approximated 57% of the Company's net sales as compared to 58% for both 1992 and 1991.

Service to Jobbers. The Company believes that the quality and the range of services provided to its jobber customers constitute a significant part of its automotive parts distribution system. Such services include fast and frequent delivery, obsolescence protection, parts cataloging (including the use of computerized NAPA Jobber catalogues) and stock adjustment through a continuing parts classification system which allows jobber customers to return certain merchandise on a scheduled basis. The Company offers jobbers various management aids, marketing aids and service on topics such as inventory control, cost analysis, accounting procedures, group insurance and retirement benefit plans, marketing conferences and seminars, sales and advertising manuals and training programs. Point of sale/inventory management is available through TAMS(R) (Total Automotive Management Systems), a computer system designed and developed by the Company for the NAPA Jobber.
         In association with NAPA, the Company has developed and refined an inventory classification system to determine optimum distribution center and jobbing store inventory levels for automotive parts stocking based on automotive registrations, usage rates, production figures, technological advances and other similar factors. This system, which undergoes continuous analytical review, is an integral part of the Company's inventory control procedures and comprises an important feature of the inventory management services which the Company makes available to its jobber customers. Over the last 10 years, losses to the Company from obsolescence have been insignificant, and the Company attributes this to the successful operation of its classification system.

Competition. In the distribution of automotive parts, the Company competes with automobile manufacturers (some of which sell replacement parts for vehicles built by other manufacturers as well as those which they build themselves), automobile dealers, warehouse clubs and large automotive parts retail chains. In addition, the Company competes with the distributing outlets of parts manufacturers, oil companies, mass merchandisers, including the national retail chains, and with other parts distributors and jobbers.

NAPA. The Company is a member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive replacement parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose members operate 74 distribution centers located throughout the United States, 65 of which are owned and operated by the Company. NAPA develops marketing concepts and programs which may be used by its members. It is not involved in the chain of distribution.
         Among the automotive lines which each NAPA member purchases and distributes are certain lines designated, cataloged, advertised and promoted as "NAPA" lines. The members are not required to purchase any specific quantity of parts so designated and may, and do, purchase competitive lines from other supply sources.
         The Company and the other NAPA member use the federally registered trademark NAPA(R) as part of the trade name of their distribution centers and jobbing stores. The Company contributes to the Association's national advertising which is designed to increase public recognition of the "NAPA" name and to promote "NAPA" product lines.
         The Company is a party, together with other members of NAPA and NAPA itself, to a consent decree entered by the Federal District Court in Detroit, Michigan, on May 4, 1954. The consent decree enjoins certain practices under the federal antitrust laws, including the use of exclusive agreements with manufacturers of automotive parts, allocation or division of territories among several NAPA members, fixing of prices or terms of sale for such parts among such members, and agreements to adhere to any uniform policy in selecting jobbers or determining the number and location of, or arrangements with, jobbers.

INDUSTRIAL PARTS GROUP

         The Industrial Parts Group distributes industrial replacement parts and related supplies. This Group distributes industrial bearings and fluid transmission equipment, including hydraulic and pneumatic products, material handling components, agricultural and irrigation equipment and their related supplies.
         In 1993, the Company distributed industrial parts in the United States through Motion Industries, Inc. ("Motion"), headquartered in Birmingham, Alabama and Berry Bearing Company and its affiliates (the "Berry Companies"), headquartered in Chicago, Illinois. Motion and each of the Berry Companies are wholly owned subsidiaries of the Genuine Parts Company. In Canada, industrial parts are distributed by Oliver Industrial Supply Ltd., a wholly owned subsidiary of Genuine Parts Holdings Ltd., headquartered in Lethbridge, Alberta.
         As of December 31, 1993, the Group served more than 150,000 customers in all types of industries located throughout the United States, and in Canada, principally in the Provinces of Alberta, Manitoba and Saskatchewan.

Distribution System. In the United States, the Industrial Parts Group operates 5 distribution centers, two re-distribution centers, 10 service centers for fluid power and special hose applications and approximately 300 branches. Distribution centers stock and distribute more than 200,000 different items purchased from over 250 different suppliers. The Group's re-distribution centers serve as collection points for excess inventory collected from its branches for re-distribution to those branches which need the inventory. Approximately 60% of 1993 total industrial purchases were made from 13 major suppliers. Sales are generated from the Group's branches located in 36 states, each of which has warehouse facilities, which stock significant amounts of inventory representative of the lines of products used by customers in the respective market area served.
          In Canada, Oliver Industial Supply Ltd. ("Oliver") operates an industrial parts and agricultural supply distribution center for its seven branches serving the industrial and agricultural markets of Alberta, British Columbia, Manitoba and Saskatchewan in western Canada. In addition to industrial parts and agricultural supplies, Oliver distributes irrigation systems and related supplies.

Products. The Industrial Parts Group distributes a wide variety of products to its customers, primarily industrial concerns, to maintain and operate plants, machinery and equipment. Products include such items as hoses, belts, bearings, pulleys, pumps, valves, chains, gears, sprockets, speed reducers and electric motors. The nature of this Group's business demands the maintenance of large inventories and the ability to provide prompt and demanding delivery requirements. Virtually all of the products distributed are installed by the customer. Most orders are filled immediately from existing stock and deliveries are normally made within 24 hours of receipt of order. The majority of all sales are on open account.

Related Information. Non-exclusive distributor agreements are in effect with most of the Group's suppliers. The terms of these agreements vary; however, it has been the experience of the Group that the custom of the trade is to treat such agreements as continuing until breached by one party, or until terminated by mutual consent.

Segment Data. In the year ended December 31, 1993, sales from the Company's Industrial Parts Group approximated 26% of the Company's net sales as compared to 27% in both 1992 and 1991.

Competition. The Industrial Parts Group competes with other distributors specializing in the distribution of such items, as well as with general line distributors. To a lesser extent, the Group competes with manufacturers that sell directly to the customer.


OFFICE PRODUCTS GROUP

         The Office Products Group, through S. P. Richards Company ("S.P. Richards"), a wholly owned subsidiary of Genuine Parts Company headquartered in Atlanta, Georgia, is engaged in the wholesale distribution of a broad line of office products which are used in the daily operation of businesses, schools, offices and institutions. Office products fall into the general categories of computer supplies, office furniture, office machines and general office supplies.
         Computer supplies include diskettes, printer supplies, printout paper and printout binders. Office furniture includes desks, credenzas, chairs, chair mats, partitions, files and computer furniture. Office machines include telephones, answering machines, calculators, typewriters, shredders and copiers. General office supplies include copier supplies, desk accessories, business forms, accounting supplies, binders, report covers, writing instruments, note pads, envelopes, secretarial supplies, mailroom supplies, filing supplies, art/drafting supplies and audio visual supplies.
         S. P. Richards Company distributes more than 17,000 items to over 8,000 office supply dealers from 41 distribution centers located in 28 states. Approximately 62% of 1993 total office products purchases were made from 14 major suppliers. Effective November 1, 1993, S.P. Richards acquired all of the assets of Lesker Office Furniture, an office furniture wholesaler with four distribution centers in Pennsylvania, New Jersey, Virginia and Ohio.
         S. P. Richards Company sells to qualified resellers of office products. Customers are offered comprehensive marketing programs which include flyers, other promotional material and personalized product catalogs. The marketing programs are supported by all S. P. Richards' distribution centers which stock all cataloged products and have the capability to provide overnight delivery.
         While many recognized brand-name items are carried in inventory, S. P. Richards Company also markets items produced for it under its own SPARCO(R) brand name, as well as its NATURE SAVER(R) brand of recycled products.

Segment Data. In the year ended December 31, 1993, sales from the Company's Office Products Group approximated 17% of the Company's net sales as compared to 15% in both 1992 and 1991.

Competition. In the distribution of office supplies to retail dealers, S. P. Richards Company competes with many other wholesale distributors as well as with manufacturers of office products and large national retail chains.

                                * * * * * * * *


Executive Officers of the Company. The table below sets forth the name and age of each person deemed to be an executive officer of the Company as of February 21, 1994, the position or office held by each and the period during which each has served as such. Each executive officer is elected by the Board of Directors and serves at the pleasure of the Board of Directors until his successor has been elected and has qualified, or until his earlier death, resignation, removal, retirement or disqualification.

                                                                                              Year First
                                                                                              Assumed
Name                      Age  Position of Office                                             Position
- ----                      ---  ------------------                                             ----------
Larry L. Prince            55  Chairman of the Board of Directors
                               and Chief Executive Officer                                    1990/1989
Thomas C. Gallagher        46  President and Chief Operating Officer                            1990
George W. Kalafut          60  Executive Vice President-Finance and
                               Administration *                                                 1991
John J. Scalley            63  Executive Vice President                                         1986
Keith M. Bealmear          47  Group Vice President                                             1994
Robert J. Breci            58  Group Vice President                                             1987
Albert T. Donnon, Jr       46  Group Vice President                                             1993
Louis W. Rice, Jr          67  Senior Vice President-Personnel                                  1981

          * Also serves as the Company's Principal Financial Officer.

     All executive officers have been employed by and have served as officers of the Company for at least the last five years.


ITEM 2.  PROPERTIES.

     The Company's headquarters are located in one of two adjacent office buildings owned by Genuine Parts Company in Atlanta, Georgia.

     The Company's Automotive Parts Group operates 65 NAPA Distribution
Centers in the United States distributed among nine geographic divisions. More than 90% of these distribution centers are owned by the Company. At December 31, 1993, the Company owned 683 jobbing stores located in 40 states, and Genuine Parts Company owned a 51% interest in 59 jobbing stores located in 26 states. Other than jobbing stores located within Company owned distribution centers, most of the jobbing stores were operated in leased facilities. In addition, UAP/NAPA, in which Genuine Parts Company owns a minority interest, operated 81 jobbing stores in Western Canada. The Company's Automotive Parts Group also operates three Balkamp distribution centers, six Rayloc rebuilding plants, two transfer and shipping facilities and a Rayloc warehouse.

     The Company's Industrial Parts Group, operating through Motion and the Berry Companies, operates five distribution centers, two re-distribution centers, 10 service centers and approximately 300 branches. Approximately 80% of these branches are operated in leased facilities. In addition, the Industrial Parts Group operates an industrial parts and agricultural supply distribution center in Western Canada for its seven branches of which approximately 85% are operated in leased facilities.

     The Company's Office Products Group operates 41 distribution centers in the United States distributed among the Group's five geographic divisions. Approximately 75% of these distribution centers are operated in leased facilities.

     For additional information regarding rental expense on leased properties, see "Note 5 of Notes to Consolidated Financial Statements" on Page 24 of

Annual Report to Shareholders for 1993.

ITEM 3.  LEGAL PROCEEDINGS.

            Not Applicable.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not Applicable.


PART II.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
         HOLDER MATTERS.

            Information required by this item is set forth under the heading "Market and Dividend Information" on Page 18 of Annual Report to Shareholders for the year ended December 31, 1993, and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

            Information required by this item is set forth under the heading "Selected Financial Data" on Page 18 of Annual Report to Shareholders for the year ended December 31, 1993, and is incorporated herein by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            Information required by this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 26 of Annual Report to Shareholders for the year ended December 31, 1993, and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            Information required by this item is set forth in the consolidated financial statements on Pages 20 through 25 and Page 27, in "Report of Independent Auditors" on Page 19, and under the heading "Quarterly Results of Operations" on Page 27, of the Annual Report to Shareholders for the year ended December 31, 1993, and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not Applicable.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            Information required by this item is set forth on Pages 1 through 6, and Page 16 of the definitive proxy statement for the Company's Annual Meeting to be held on April 18, 1994, and is incorporated herein by reference. Certain information about Executive Officers of the Company is included in Item 1 of
Part I of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

            Information required by this item is set forth on Page 5, and on Pages 7 through 16 of the definitive proxy statement for the Company's Annual Meeting to be held on April 18, 1994, and is incorporated herein by reference. In no event shall the information contained in the definitive proxy statement for the Company's 1994 Annual Meeting on Pages 9 through 11 under the heading "Compensation and Stock Option Committee Report on Executive Compensation" or on Pages 15 and 16 under the heading "Performance Graph" be incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            Information required by this item is set forth on Pages 5 and 6 of the definitive proxy statement for the Company's Annual Meeting to be held on April 18, 1994, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Information required by this item is set forth on Page 16 of the definitive proxy statement for the Company's Annual Meeting to be held on April 18, 1994, and is incorporated herein by reference.


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K.

     (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

          (3) The following Exhibits are filed as part of this report in Item 14(c):

          Exhibit 3.1.1 Restated Articles of Incorporation of the Company, dated as of April 18, 1988, and as amended April 17, 1989. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q, dated May 8, 1989).

          Exhibit 3.1.2 Amendment to the Restated Articles of Incorporation of the Company, dated as of November 20, 1989. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 12, 1990).

          Exhibit 3.2 By-laws of the Company, as amended. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 5, 1993).

          Exhibit 4.1 Shareholder Protection Rights Agreement, dated as of November 20, 1989, between the Company and Trust Company Bank, as Rights Agent. (Incorporated herein by reference from the Company's Report on Form 8-K, dated November 20, 1989).

          Exhibit 10.1 *    Incentive Stock Option Plan.  (Incorporated herein
                            by reference from the Company's Annual Meeting
                            Proxy Statement, dated March 12, 1982).

          Exhibit 10.2 *    1988 Stock Option Plan.  (Incorporated herein by
                            reference from the Company's Annual Meeting Proxy
                            Statement, dated March 9, 1988).

          Exhibit 10.3 *    Form of Amendment to Executive Supplemental
                            Retirement Income Agreement adopted February 13,
                            1989, between the Company and William C. Hatcher.
                            (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March
                            15, 1989).

          Exhibit 10.4 *    Form of Amendment to Deferred Compensation
                            Agreement, adopted February 13, 1989, between the
                            Company and certain executive officers of the Company. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated
                            March 15, 1989).

          Exhibit 10.5 *    Form of Agreement adopted February 13, 1989,
                            between the Company and certain executive officers of the Company providing for a supplemental employee benefit upon a change in control of the Company. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated
                            March 15, 1989).

          Exhibit 10.6 *    Genuine Parts Company Partnership Plan, effective
                            July 1, 1988. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 15, 1989).

          Exhibit 10.7 *    Genuine Parts Company Supplemental Retirement Plan,
                            effective January 1, 1991. (Incorporated herein by reference from the Company's Annual Report on Form
                            10-K, dated March 8, 1991).

          Exhibit 10.8 *    1992 Stock Option and Incentive Plan, effective
                            April 20, 1992. (Incorporated herein by reference from the Company's Annual Meeting Proxy Statement, dated March 6, 1992).

          Exhibit 10.9 *    The Genuine Parts Company Tax-Deferred Savings
                            Plan, effective January 1, 1993.

                       * Indicates executive compensation plans and arrangements

          Exhibit 13 The following sections and pages of the 1993 Annual Report to Shareholders:

                            -  Selected Financial Data on Page 18
                            -  Market and Dividend Information on Page 18
                            -  Report of Independent Auditors of Page 19
                            - Consolidated Financial Statements and Notes to Consolidated Financial Statements on Pages
                               20 - 25
                            -  Management's Discussion and Analysis of
                               Financial Condition and Results of Operations on Page 26
                            -  Industry Data Information on Page 27
                            -  Quarterly Results of Operations on Page 27

          Exhibit 22        Subsidiaries of the Company

          Exhibit 24        Consent of Independent Auditors

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year.

     (c) Exhibits. The response to this portion of Item 14 is submitted as a separate section of this report.

     (d) Financial Statement Schedules. The response to this portion of Item 14 is submitted as a separate section of this report.



SIGNATURES.

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



GENUINE PARTS COMPANY





/s/Larry L. Prince             3/4/94       /s/George W. Kalafut          3/4/94
- -------------------------------------       ------------------------------------
Larry L. Prince                (Date)       George W. Kalafut             (Date)
Chairman of the Board                       Executive Vice President -
and Chief Executive Officer                 Finance and Administration and
                                            Principal Financial Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/James R. Courim            2/21/94       /s/William A. Parker         2/21/94
- -------------------------------------       ------------------------------------
James R. Courim                (Date)       William A. Parker             (Date)
Director                                    Director




/s/Bradley Currey, Jr.        2/21/94       /s/Larry L. Prince           2/21/94
- -------------------------------------       ------------------------------------
Bradley Currey, Jr.            (Date)       Larry L. Prince               (Date)
Director                                    Director
                                            Chairman of the Board and
                                            Chief Executive Officer



/s/Jean Douville              2/21/94       /s/John J. Scalley           2/21/94
- -------------------------------------       ------------------------------------
Jean Douville                  (Date)       John J. Scalley               (Date)
Director                                    Director
Chairman of the Board and                   Executive Vice President
Chief Executive Officer UAP INC.




/s/John B. Ellis              2/21/94       /s/Alana S. Shepherd         2/21/94
- -------------------------------------       ------------------------------------
John B. Ellis                  (Date)       Alana S. Shepherd             (Date)
Director                                    Director





/s/Thomas C. Gallagher        2/21/94       /s/Lawrence G. Steiner       2/21/94
- -------------------------------------       ------------------------------------
Thomas C. Gallagher            (Date)       Lawrence G. Steiner           (Date)
Director                                    Director
President and Chief Operating Officer




/s/E. Reginald Hancock        2/21/94       /s/James B. Williams         2/21/94
- -------------------------------------       ------------------------------------
E. Reginald Hancock            (Date)       James B. Williams             (Date)
Director                                    Director



/s/Gardner E. Larned          2/21/94
- -------------------------------------
Gardner E. Larned              (Date)
Chairman of the Board and
Chief Executive Officer of Berry
Bearing Company and Its Affiliates

                           ANNUAL REPORT ON FORM-10-K

                       ITEM 14(a)(1) AND (2), (c) AND (d)

                        LIST OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 31, 1993

                             GENUINE PARTS COMPANY

                                ATLANTA, GEORGIA

FORM 10-K - ITEM 14(A)(1) AND (2)

GENUINE PARTS COMPANY AND SUBSIDIARIES

INDEX OF FINANCIAL STATEMENTS


The following consolidated financial statements of Genuine Parts Company and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1993, are incorporated by reference in Item 8:

         Consolidated balance sheets -- December 31, 1993 and 1992

         Consolidated statements of income -- Years ended December 31, 1993, 1992 and 1991

         Consolidated statements of shareholders' equity -- Years ended December 31, 1993, 1992 and 1991

         Consolidated statements of cash flows -- Years ended December 31, 1993, 1992 and 1991

         Notes to consolidated financial statements -- December 31, 1993

The following consolidated financial statement schedule of Genuine Parts Company and subsidiaries is included in Item 14(d):

                      Schedule IX - Short-term borrowings

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                           ANNUAL REPORT ON FORM 10-K

                                 ITEM 14(a)(3)

                                LIST OF EXHIBITS



The following Exhibits are filed as a part of this Report:

10.9* The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993

13 The following Sections and Pages of Annual Report to Shareholders for 1993:

                 -  Selected Financial Data on Page 18
                 -  Market and Dividend Information on Page 18
                 -  Report of Independent Auditors on Page 19
                 - Consolidated Financial Statements and Notes to Consolidated Financial Statements on Pages 20-25
                 - Management's Discussion and Analysis of Financial Condition and Results of Operations on Page 26
                 -  Industry Data Information on Page 27
                 -  Quarterly Results of Operations on Page 27

22        Subsidiaries of the Company

24        Consent of Independent Accountants


The following Exhibits are incorporated by reference as set forth in Item 14 on pages 9 and 10 of this Form 10-K:

         -  3.1.1   Restated Articles of Incorporation of the Company, dated as of April 18, 1988, and as amended April 17, 1989.
         -  3.1.2   Amendment to the Articles of Incorporation of the Company,
                    dated as of November 20, 1989.
         -  3.2     By-laws of the Company, as amended.
         -  4.1     Shareholder Protection Rights Agreement, dated as of
                    November 20, 1989, between the Company and Trust Company
                    Bank, as Rights Agent.
         -  10.1*   Incentive Stock Option Plan.
         -  10.2*   1988 Stock Option Plan.
         -  10.3*   Form of Amendment to Executive Supplemental Retirement
                    Income Agreement adopted February 13, 1989, between the
                    Company and William C. Hatcher and Earl Dolive.
         -  10.4*   Form of Amendment to Deferred Compensation Agreement
                    adopted February 13, 1989, between the Company and certain executive officers of the Company.
         -  10.5*   Form of Agreement adopted February 13, 1989, between the
                    Company and certain executive officers of the Company
                    providing for a supplemental employee benefit upon a
                    change in control of the Company.
         -  10.6*   Genuine Parts Company Partnership Plan, effective July 1,
                    1988.

         - 10.7* Genuine Parts Company Supplemental Retirement Plan, effective January 1, 1991.
         -  10.8*  1992 Stock Option and Incentive Plan, effective April 20,
                   1992.

                *  Indicates executive compensation plans and arrangements