Form 10-Q
period 1994-03-31
GENUINE PARTS CO
filed 1994-05-06
CIK 40987

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           -------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           -------------------------



    For The Quarter Ended March 31, 1994  Commission File Number  1-5690
                          --------------                         --------



                              GENUINE PARTS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            GEORGIA                                             58-0254510
- - -------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)




2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA                           30339
- - ----------------------------------------                   -------------------
(Address of principal executive offices)                         (Zip Code)




Registrant's telephone number, including area code       (404) 953-1700
                                                   ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   *    No
                                               -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                   124,496,011
                            ------------------------
                            (Shares of Common Stock)

                                                                       FORM 10-Q

PART 1 - Financial Information
Item 1 - Financial Statements

                     GENUINE PARTS COMPANY and SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                    ASSETS
                                    ------
                                                                                        Mar. 31,          Dec. 31,
                                                                                         1994               1993
                                                                                       ---------         ----------
                                                                                      (Unaudited)
                                                                                          (dollars in thousands)
CURRENT ASSETS
- - --------------
             Cash and cash equivalents . . . . . . . . . . . . . . . . .               $  150,117        $  123,231

             Short-term investments  . . . . . . . . . . . . . . . . . .                   57,962            64,599

             Trade accounts and notes receivable, less allowance
                for doubtful accounts (1994-$4,066; 1993-$1,582) . . . .                  487,818           428,911

             Inventories - at lower of cost (substantially last-in,
                first-out method) or market. . . . . . . . . . . . . . .                  870,751           879,154

             Prepaid and other current items . . . . . . . . . . . . . .                   13,672            10,299
                                                                                       ----------        ----------
                                  TOTAL CURRENT ASSETS . . . . . . . . .                1,580,320         1,506,194

             Investments and other assets. . . . . . . . . . . . . . . .                  132,932           133,364

             Total property, plant and equipment, less allowance
                for depreciation (1994-$188,224; 1993-$185,101). . . . .                  234,351           231,198
                                                                                       ----------        ----------
                                                                                       $1,947,603        $1,870,756
                                                                                       ==========        ==========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                      ------------------------------------

CURRENT LIABILITIES
- - -------------------

             Accounts payable. . . . . . . . . . . . . . . . . . . . . .               $  276,648        $  258,949

             Income taxes. . . . . . . . . . . . . . . . . . . . . . . .                   43,354            11,688

             Other current liabilities . . . . . . . . . . . . . . . . .                   78,271            82,835
                                                                                       ----------        ----------
                                  TOTAL CURRENT LIABILITIES. . . . . . .                  398,273           353,472

             Long-term debt. . . . . . . . . . . . . . . . . . . . . . .                   13,148            12,265

             Deferred income taxes . . . . . . . . . . . . . . . . . . .                   37,980            37,980

             Minority interests in subsidiaries. . . . . . . . . . . . .                   22,574            21,776


SHAREHOLDERS' EQUITY
- - --------------------

             Stated capital:
                Preferred stock, par value - $1 per share
                  Authorized - 10,000,000 shares - None Issued . . . . .                    -0-               -0-
                Common stock, par value - $1 per share
                  Authorized - 150,000,000 shares
                  Issued - 1994: 124,496,011; 1993: 124,282,289. . . . .                  124,496           124,282

             Additional paid-in capital. . . . . . . . . . . . . . . . .                    3,598             2,566

             Retained earnings . . . . . . . . . . . . . . . . . . . . .                1,347,534         1,318,415
                                                                                       ----------        ----------
                                  TOTAL SHAREHOLDERS' EQUITY . . . . . .                1,475,628         1,445,263
                                                                                       ----------        ----------
                                                                                       $1,947,603        $1,870,756
                                                                                       ==========        ==========

See notes to consolidated condensed financial statements.

                                                                       FORM 10-Q




                     GENUINE PARTS COMPANY and SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                               Three Months Ended March 31,
                                                               ----------------------------

                                                               1994                    1993
                                                               ----                    ----

                                                           (000 omitted except per share data)

Net Sales . . . . . . . . . . . . . . . . . . . . . . .     $1,162,075              $1,037,914
Cost of goods sold. . . . . . . . . . . . . . . . . . .        815,618                 727,493
                                                            ----------              ----------
                                                               346,457                 310,421
Selling, administrative & other expenses. . . . . . . .        243,356                 219,614
                                                            ----------              ----------
Income before income taxes and cumulative
       effect of changes in accounting principles              103,101                  90,807
Income taxes. . . . . . . . . . . . . . . . . . . . . .         40,210                  34,416
                                                            ----------              ----------
Income before cumulative effect of changes
       in accounting principles . . . . . . . . . . . .         62,891                  56,391
Cumulative effect of changes in accounting
       principles, net of tax - Note B. . . . . . . . .           --                    (1,055)
                                                            ----------              ----------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . .     $   62,891              $   55,336
                                                            ==========              ==========
Average common shares outstanding . . . . . . . . . . .        124,469                 124,179
                                                            ==========              ==========
Net income per common share . . . . . . . . . . . . . .     $      .51              $      .45
                                                            ==========              ==========
Dividends declared per common share . . . . . . . . . .     $    .2875              $     .265
                                                            ==========              ==========
****************************************************************************************************************


See notes to consolidated condensed financial statements.

                                                                       FORM 10-Q

                     GENUINE PARTS COMPANY and SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

PART I                            (Unaudited)


                                                                                                      Three Months
                                                                                                     Ended Mar. 31,
                                                                                                     --------------

                                                                                                      (000 omitted)

                                                                                                     1994        1993
                                                                                                     ----        ----
Cash Provided By:
- - -----------------
OPERATING ACTIVITIES:

             Net income  . . . . . . . . . . . . . . . . . . . . . . .                             $ 62,891    $ 55,336
             Adjustment to reconcile net income to net cash
                provided by operating activities:
                 Depreciation and amortization . . . . . . . . . . . .                                9,073       8,464
                 Other . . . . . . . . . . . . . . . . . . . . . . . .                                  798         646
                 Changes in operating assets and liabilities:
                    Trade accounts receivable                                                       (58,907)    (43,821)
                    Merchandise inventories                                                           8,403      (2,478)
                    Trade accounts payable                                                           17,699       6,130
                    Income taxes payable                                                             31,666      14,798
                    Other operating assets and liabilities                                          (10,575)     (6,091)
                                                                                                   --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . .                                61,048      32,984

INVESTING ACTIVITIES:
             Purchases of short-term investments, net
                of proceeds from sale and maturity                                                    6,637     (66,956)
             Purchase of property, plant and equipment                                              (12,651)    (12,174)
             Other investing activities                                                               2,876        (401)
                                                                                                   --------    --------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . .                                (3,138)    (79,531)

FINANCING ACTIVITIES:
             Dividends paid                                                                         (32,933)    (31,098)
             Other financing activities                                                               1,909       1,065
                                                                                                   --------    --------
             NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . .                              (31,024)    (30,033)
                                                                                                   --------    --------
             NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . .                               26,886     (76,580)
                                                                                                   --------    --------
             CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . .                              123,231     168,019
                                                                                                   --------    --------
             CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . .                             $150,117    $ 91,439
                                                                                                   ========    ========

See notes to consolidated condensed financial statements.

                                                                       FORM 10-Q

NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1994, are not necessarily indicative of results for the entire year.

Note B - Accounting Changes

During the quarter ended March 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires the projected future costs of providing postretirement benefits, such as health care and life insurance, be recognized as an expense as employees render service instead of when benefits are paid. The Company has applied the new rules using the cumulative effect method, resulting in a charge of $5,055,000 (net of income taxes of $3,095,000).

Also during the quarter ended March 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect as of January 1, 1993, of adopting Statement 109 increased net income by $4,000,000. As permitted by the Statement, prior year financial statements have not been restated to reflect the impact of the change in accounting method.

The adoption of Statements 106 and 109 did not have a material impact on the Company's financial statements or its results of operations.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported record sales and earnings in the first quarter of 1994. Sales for the quarter were $1.16 billion, up 12% over the same period in 1993. Net income in the quarter advanced 14% to $62.9 million. On a per-share basis, net income for the quarter was $.51 versus $.45 in the same quarter of the prior year.

During the quarter, all three industry segments registered sound growth. Sales for the Automotive Parts Group increased 10%, reflecting the strength of NAPA programs in the marketplace. The Industrial Parts Group increased 11%, as industrial production and factory utilization improved. The Office Products Group increased 19%, reflecting innovative marketing programs and an outstanding level of service. Each of the three segments should continue to show progress and provide steady sales growth in the future. The Company continues to believe that its sales growth in all three segments outpaces industry growth. Cost of goods sold decreased slightly as a percentage of net sales over the same quarter the prior year. Selling, administrative and other expenses increased 11% for the quarter and the percentage to net sales decreased slightly due to expense controls.

                                                                       FORM 10-Q

The first quarter results for 1993 included the net effect of adoption of FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pension", of a charge of $5,055,000 (net of income taxes of $3,095,000) and an increase in net income of $4,000,000 for the adoption of FAS 109, "Accounting for Income Taxes". The adoption of FAS 106 and 109 did not have a material impact on the Company's financial statements or its results of operations.

The ratio of current assets to current liabilities remains very good at 3.97/1, and the Company's cash position is excellent.

PART II

Item 4.

Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Exhibit 10.10 *  Restricted Stock Agreement dated March 31, 1994 between the Company and Larry L. Prince.

         Exhibit 10.11 *  Restricted Stock Agreement dated March 31, 1994 between the Company and Thomas C. Gallagher.

         *  Indicates executive compensation plans and arrangements.

   (b) No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Genuine Parts Company
                        -------------------------------
                                 (Registrant)


Date      May 6, 1994                    /s/        Jerry Nix
     --------------------                ---------------------------------
                                         Senior Vice President - Finance


                                         /s/        George Kalafut
                                         --------------------------------------
                                         Executive Vice President - Finance and
                                         Administration (Principal Financial
                                         and Accounting Officer)