Form 10-Q
period 1994-06-30
GENUINE PARTS CO
filed 1994-08-01
CIK 40987

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           _________________________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                           _________________________



For The Quarter Ended June 30, 1994  Commission File Number   1-5690




                             GENUINE PARTS COMPANY
            (Exact name of registrant as specified in its charter)




            GEORGIA                                       58-0254510
_______________________________                       ___________________
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)




2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA                     30339
________________________________________              ___________________
(Address of principal executive offices)                   (Zip Code)




Registrant's telephone number, including area code       (404) 953-1700
                                                         ______________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   *    No
                                                ____    ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                  124,503,897
                           ________________________
                           (Shares of Common Stock)

                                                                       FORM 10-Q

PART 1 - Financial Information
Item 1 - Financial Statements

                                              GENUINE PARTS COMPANY and SUBSIDIARIES
                                               CONSOLIDATED CONDENSED BALANCE SHEETS

                          ASSETS                                          June 30,           Dec. 31,
                          ------                                            1994               1993
                                                                          --------           --------
                                                                                  (Unaudited)
CURRENT ASSETS                                                              (dollars in thousands)
- - --------------

 Cash and cash equivalents . . . . . . . . . . . . . . . . . . .       $   117,970         $   123,231

 Short-term investments  . . . . . . . . . . . . . . . . . . . .            64,452              64,599

 Trade accounts and notes receivable, less allowance
    for doubtful accounts (1994-$5,881; 1993-$1,582) . . . . . .           498,807             428,911

 Inventories - at lower of cost (substantially last-in,
    first-out method) or market  . . . . . . . . . . . . . . . .           893,271             879,154

 Prepaid and other current items . . . . . . . . . . . . . . . .            12,427              10,299
                                                                          --------         -----------

                  TOTAL CURRENT ASSETS . . . . . . . . . . . . .         1,586,927           1,506,194

 Investments and other assets  . . . . . . . . . . . . . . . . .           134,431             133,364

 Total property, plant and equipment, less allowance
    for depreciation (1994-$191,513; 1993-$185,101)  . . . . . .           241,401             231,198
                                                                       -----------         -----------

                                                                       $ 1,962,759         $ 1,870,756
                                                                       ===========         ===========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
                                               ------------------------------------

CURRENT LIABILITIES
- - -------------------

 Accounts payable. . . . . . . . . . . . . . . . . . . . . .          $    281,045         $   258,949

 Income taxes. . . . . . . . . . . . . . . . . . . . . . . .                10,722              11,688

 Other current liabilities . . . . . . . . . . . . . . . . .                85,257              82,835
                                                                       -----------          ----------

                TOTAL CURRENT LIABILITIES. . . . . . . . . .               377,024             353,472

 Long-term debt. . . . . . . . . . . . . . . . . . . . . . .                13,148              12,265

 Deferred income taxes . . . . . . . . . . . . . . . . . . .                37,980              37,980

 Minority interests in subsidiaries. . . . . . . . . . . . .                23,600              21,776


SHAREHOLDERS' EQUITY
- - --------------------

 Stated capital:
   Preferred stock, par value - $1 per share
     Authorized - 10,000,000 shares - None Issued  . . . . .                -0-                  -0-
   Common stock, par value - $1 per share
     Authorized - 450,000,000 shares
     Issued - 1994: 124,503,897; 1993: 124,282,289 . . . . .              124,504              124,282
 Additional paid-in capital. . . . . . . . . . . . . . . . .                3,754                2,566

 Retained earnings . . . . . . . . . . . . . . . . . . . . .            1,382,749            1,318,415
                                                                      -----------          -----------

                TOTAL SHAREHOLDERS' EQUITY . . . . . . . . .            1,511,007            1,445,263
                                                                      -----------          -----------
                                                                      $ 1,962,759          $ 1,870,756
                                                                      ===========          ===========

See notes to consolidated condensed financial statements.

                                                                       FORM 10-Q




                                              GENUINE PARTS COMPANY and SUBSIDIARIES
                                              --------------------------------------

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------

                                                            (Unaudited)





                                                           Three Months Ended June 30,             Six Months Ended June 30,
                                                           ---------------------------             -------------------------

                                                             1994              1993                1994                1993
                                                             ----              ----                ----                ----

                                                                         (000 omitted except per share data)


Net Sales.....................................            $1,219,801         $1,106,176         $2,381,876         $2,144,090
Cost of goods sold............................               856,984            779,894          1,672,602          1,507,387
                                                           ---------          ---------          ---------          ---------
                                                             362,817            326,282            709,274            636,703
Selling, administrative & other expenses......               246,406            219,984            489,762            439,598
                                                           ---------          ---------          ---------          ---------

Income before income taxes and cumulative
  effect of changes in accounting principles..               116,411            106,298            219,512            197,105
Income taxes..................................                45,400             40,393             85,610             74,809
                                                           ---------          ---------          ---------          ---------
Income before cumulative effect of changes
  in accounting principles....................                71,011             65,905            133,902            122,296
Cumulative effect of changes in accounting
  principles, net of tax - Note B.............                  --                 --                --                (1,055)
                                                           ---------          ---------          ---------          ---------

NET INCOME....................................            $   71,011         $   65,905         $  133,902         $  121,241
                                                           =========          =========          =========          =========

Average common shares outstanding.............               124,501            124,207            124,485            124,193
                                                           =========          =========          =========          =========

Net income per common share...................            $      .57         $      .53         $     1.08         $      .98
                                                           =========          =========          =========          =========

Dividends declared per common share...........            $    .2875         $     .265         $     .575         $      .53
                                                           =========          =========          =========          =========

*****************************************************************************************************************************


See notes to consolidated condensed financial statements.

                                                                       FORM 10-Q

                          GENUINE PARTS COMPANY and SUBSIDIARIES
                          --------------------------------------

                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                      ----------------------------------------------
PART I                                  (Unaudited)
- - ------

                                                                             Six Months
                                                                           Ended June 30,
                                                                           --------------

                                                                            (000 omitted)

Cash Provided By:
- - -----------------
                                                                          1994        1993
                                                                          ----        ----
OPERATING ACTIVITIES:

   Net income . . . . . . . . . . . . . . . . . . . . . . . .           $ 133,902   $ 121,241
   Adjustment to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization . . . . . . . . . . . . .              18,125      17,287
      Other . . . . . . . . . . . . . . . . . . . . . . . . .               1,824       1,191
      Changes in operating assets and liabilities:
        Trade accounts receivable                                         (69,896)    (50,986)
        Merchandise inventories                                           (14,117)     (9,505)
        Trade accounts payable                                             22,096      14,802
        Income taxes payable                                                 (966)     (7,931)
        Other operating assets and liabilities                             (2,334)      1,231
                                                                        ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . .              88,634      87,330

INVESTING ACTIVITIES:
   Purchases of short-term investments, net
     of proceeds from sale and maturity                                       147     (41,448)
   Purchase of property, plant and equipment                              (29,056)    (26,816)
   Other investing activities                                               1,680      (5,567)
                                                                        ---------   ---------


NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . .              (27,229)    (73,831)

FINANCING ACTIVITIES:
   Dividends paid                                                         (68,724)    (64,009)
   Other financing activities                                               2,058       1,396
                                                                        ---------   ---------

NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . .             (66,666)    (62,613)
                                                                        ---------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . .              (5,261)    (49,114)
                                                                        ---------   ---------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . . . .             123,231     168,019
                                                                        ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . .           $ 117,970   $ 118,905
                                                                        =========   =========


See notes to consolidated condensed financial statements.

                                                                       FORM 10-Q

NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 1994, are not necessarily indicative of results for the entire year.

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

The impact of adopting Statements 106 and 109 did not have a material impact on the Company's financial statements or its results of operations.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported record sales and earnings in the second quarter and for the first six months of 1994. Sales for the quarter were $1.2 billion, up 10% over the same period in 1993. Net income in the quarter advanced 8% to $71.0 million. On a per-share basis, net income for the quarter was $.57 versus $.53 in the same quarter of the prior year.

For the six months ended June 30, 1994, sales totaled $2.4 billion, up 11% over the first half of 1993, while net income was $133.9 million, an increase of 10%. Earnings per share were $1.08 for the first six months of 1994 and $.98 for the same period in 1993.

                                                                       FORM 10-Q

Sales for the Automotive Parts Group advanced 8% for the quarter and 9% for the first six months, reflecting the strength of NAPA programs in the marketplace and increased market penetration. Sales for the Industrial Parts Group increased 13% for the quarter and 12% for the six months ended June 30, 1994, as industrial production continues to increase. The Office Products Group was up 15% for the quarter and 17% for the six month period, reflecting innovative marketing programs, an outstanding level of service and geographic expansion. Each of these groups continue to outpace growth in their respective industries and to improve market share. Cost of goods sold decreased slightly as a percentage of net sales over the same quarter the prior year. Selling, administrative and other expenses increased 12% for the quarter and the percentage to net sales increased slightly, due mostly to increased salaries, employee benefits and expenses associated with the automotive total growth strategy.

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

The ratio of current assets to current liabilities remains very good at 4.2, and the Company's cash position is excellent.

PART II

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1994 Annual Meeting of Shareholders of the Company was held on April 18, 1994, pursuant to notice given to shareholders of record on February 18, 1994, at which date there were 124,464,667 shares of Common Stock outstanding. At the Annual Meeting, the shareholders elected four Class II directors with terms to expire at the 1997 Annual Meeting. As to the following named individuals, the holders of 106,117,237 shares of the Company's Common Stock voted in favor of their election, the holders of 42,146 shares voted against, the holders of 1,781,319 shares abstained, and there were no broker non-votes:

                Class II
                --------
                John B. Ellis
                William A. Parker, Jr.
                John J. Scalley
                James B. Williams

The following individuals' term of office as a director continued after the Annual Meeting:

                Class I                        Class III
                -------                        ---------
                James R. Courim                Jean Douville
                Bradley Currey, Jr.            E. Reginald Hancock
                Thomas C. Gallagher            Larry L. Prince
                Gardner E. Larned              Alana S. Shepherd
                Lawrence G.Steiner

                                                                       FORM 10-Q

The shareholders adopted an amendment to the Company's Restated Articles of Incorporation increasing the aggregate number of authorized shares of $1.00 par value Common Stock of the Company from 150,000,000 shares to 450,000,000 shares. The holders of 84,657,566 shares of Common Stock voted in favor of the amendment, holders of 22,780,394 voted against, holders of 502,742 abstained, and there were no broker non-votes.

The shareholders also ratified the selection of Ernst & Young as independent auditors of the Company for 1994. The holders of 107,276,892 shares of Common Stock voted in favor of the ratification, holders of 222,857 shares voted against, holders of 440,953 shares abstained, and there were no broker non-votes.

Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Genuine Parts Company
                                        --------------------------------------
                                                    (Registrant)


Date      August 1, 1994                        /s/  Jerry Nix
     -------------------------          --------------------------------------
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