Form 10-Q
period 1994-09-30
GENUINE PARTS CO
filed 1994-11-02
CIK 40987

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           _________________________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For The Quarter Ended September 30, 1994

                           _________________________


  Commission File Number   1-5690



                              GENUINE PARTS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




              GEORGIA                                         58-0254510
   -------------------------------                        -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)




2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA                         30339
- - ----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)




Registrant's telephone number, including area code       (404) 953-1700



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   Y    No
                                               -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (the close of the period covered by this report).


                                   123,321,551
                            ------------------------
                            (Shares of Common Stock)

                                                                       FORM 10-Q
PART 1 - Financial Information
Item 1 - Financial Statements

                     GENUINE PARTS COMPANY and SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  ASSETS                                                           Sept. 30,             Dec. 31,
                                  ------                                                              1994                 1993
                                                                                                   ---------             --------
                                                                                                            (Unaudited)
CURRENT ASSETS                                                                                       (dollars in thousands)
- - --------------
     Cash and cash equivalents    . . . . . . . . . . . . . . . . . . . . . . . . . .             $   110,952        $   123,231

     Short-term investments       . . . . . . . . . . . . . . . . . . . . . . . . . .                  35,378             64,599

     Trade accounts and notes receivable, less allowance
       for doubtful accounts (1994-$8,665; 1993-$1,582) . . . . . . . . . . . . . . .                 517,301            428,911

     Inventories - at lower of cost (substantially last-in,
       first-out method) or market  . . . . . . . . . . . . . . . . . . . . . . . . .                 894,395            879,154

     Prepaid and other current items  . . . . . . . . . . . . . . . . . . . . . . . .                  11,996             10,299
                                                                                                    ---------         ----------

                  TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . . . . . . .               1,570,022          1,506,194

     Investments and other assets . . . . . . . . . . . . . . . . . . . . . . . . . .                 137,672            133,364

     Total property, plant and equipment, less allowance
       for depreciation (1994-$192,455; 1993-$185,101)  . . . . . . . . . . . . . . .                 247,020            231,198
                                                                                                    ---------          ---------

                                                                                                  $ 1,954,714        $ 1,870,756
                                                                                                    =========          =========

                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------

CURRENT LIABILITIES
- - -------------------

     Accounts and notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .             $   286,549        $   258,949

     Income taxes     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  13,039             11,688

     Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  91,301             82,835
                                                                                                   ----------          ---------

                  TOTAL CURRENT LIABILITIES   . . . . . . . . . . . . . . . . . . . .                 390,889            353,472

     Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  12,899             12,265

     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  20,365             37,980

     Minority interests in subsidiaries . . . . . . . . . . . . . . . . . . . . . . .                  24,201             21,776


SHAREHOLDERS' EQUITY
- - --------------------

     Stated capital:
       Preferred stock, par value - $1 per share
                  Authorized - 10,000,000 shares - None Issued  . . . . . . . . . . .                   -0-                -0-
       Common stock, par value - $1 per share
                  Authorized - 450,000,000 shares
                  Issued - 1994: 123,321,551; 1993: 124,282,289   . . . . . . . . . .                 123,322            124,282

     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -0-                2,566

     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,383,038          1,318,415
                                                                                                    ---------          ---------

                  TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . .               1,506,360          1,445,263
                                                                                                    ---------          ---------

                                                                                                  $ 1,954,714        $ 1,870,756
                                                                                                    =========          =========

See notes to consolidated condensed financial statements.

                                                                       FORM 10-Q




                     GENUINE PARTS COMPANY and SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                                   Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                                                   ----------------------------     ---------------------------

                                                                        1994           1993            1994              1993
                                                                        ----           ----            ----              ----

                                                                                  (000 omitted except per share data)

Net Sales . . . . . . . . . . . . . . . . . . . . .                 $1,268,417      $1,144,839        $3,650,293     $3,288,929
Cost of goods sold  . . . . . . . . . . . . . . . .                    886,137         797,440         2,558,739      2,304,827
                                                                     ---------       ---------         ---------      ---------
                                                                       382,280         347,399         1,091,554        984,102
Selling, administrative & other expenses  . . . . .                    262,732         239,301           752,494        678,899
                                                                     ---------       ---------         ---------      ---------

Income before income taxes and cumulative
       effect of changes in accounting principles                      119,548         108,098           339,060        305,203
Income taxes - Note C . . . . . . . . . . . . . . .                     46,624          45,079           132,234        119,888
                                                                     ---------       ---------         ---------      ---------
Income before cumulative effect of changes
       in accounting principles   . . . . . . . . .                     72,924          63,019           206,826        185,315
Cumulative effect of changes in accounting
       principles, net of tax - Note B  . . . . . .                      --              --                --           (1,055)
                                                                     ---------       ---------         ---------     ---------

NET INCOME  . . . . . . . . . . . . . . . . . . . .                 $   72,924      $   63,019        $  206,826     $  184,260
                                                                     =========       =========         =========      =========

Average common shares outstanding . . . . . . . . .                    124,257         124,227           124,408        124,204
                                                                     =========       =========         =========      =========

Net income per common share . . . . . . . . . . . .                 $      .59      $      .51        $     1.66     $     1.48
                                                                     =========       =========         =========      =========

Dividends declared per common share . . . . . . . .                 $    .2875      $     .265        $    .8625     $     .795
                                                                     =========       =========         =========      =========



See notes to consolidated condensed financial statements.

                                                                       FORM 10-Q

                     GENUINE PARTS COMPANY and SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                              Nine Months
                                                                                                            Ended Sept. 30,
                                                                                                            ---------------

                                                                                                             (000 omitted)

                                                                                                          1994           1993
                                                                                                          ----           ----
OPERATING ACTIVITIES:

     Net income . . . . . . . . . . . . . . . . . . . . . . . . . .                                    $ 206,826      $ 184,260
     Adjustment to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization . . . . . . . . . . . . . .                                       27,466         25,907
          Other . . . . . . . . . . . . . . . . . . . . . . . . . .                                        2,425          2,219
          Changes in operating assets and liabilities:
              Trade accounts receivable . . . . . . . . . . . . . .                                      (88,390)       (59,615)
              Merchandise inventories . . . . . . . . . . . . . . .                                      (15,241)       (25,142)
              Trade accounts payable  . . . . . . . . . . . . . . .                                       27,600         26,539
              Income taxes payable  . . . . . . . . . . . . . . . .                                        3,460         (2,165)
              Other operating assets and liabilities  . . . . . . .                                        4,167          8,315
                                                                                                       ---------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . .                                      168,313        160,318

INVESTING ACTIVITIES:
     Sales (Purchases) of short-term investments, net . . . . . . .                                       29,221        (60,960)
     Purchase of property, plant and equipment  . . . . . . . . . .                                      (45,238)       (43,082)
     Other investing activities . . . . . . . . . . . . . . . . . .                                      (20,063)        (2,107)
                                                                                                       ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . .                                      (36,080)      (106,149)

FINANCING ACTIVITIES:
     Dividends paid . . . . . . . . . . . . . . . . . . . . . . . .                                     (104,520)       (96,925)
     Purchase of stock  . . . . . . . . . . . . . . . . . . . . . .                                      (42,633)           -0-
     Other financing activities . . . . . . . . . . . . . . . . . .                                        2,641          1,506
                                                                                                       ---------      ---------

     NET CASH USED IN FINANCING ACTIVITIES  . . . . . . . . . . . .                                     (144,512)       (95,419)
                                                                                                       ---------      ---------

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . .                                      (12,279)       (41,250)
                                                                                                       ---------      ---------

     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . . . .                                      123,231        168,019
                                                                                                       ---------      ---------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . .                                  $   110,952    $   126,769
                                                                                                       =========      =========


See notes to consolidated condensed financial statements.

                                                                       FORM 10-Q

NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 1994, are not necessarily indicative of results for the entire year.

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

Note C - Tax Rate Change

During the quarter ended September 30, 1993, the maximum corporate federal income tax rate was increased from 34% to 35%. The increase was retroactive to January 1, 1993, resulting in a charge to income taxes of $3,052,000 in the quarter ended September 30, 1993 or $.02 per common share. An additional charge to income taxes of $950,000, or $.01 per common share, was recorded in the quarter ended September 30, 1993 to reflect the impact of the rate increase on deferred taxes in accordance with FAS Statement 109, described above in Note
(B).

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported record sales and earnings in the third quarter and for the first nine months of 1994. Sales for the quarter were $1.3 billion, up 11% over the same period in 1993. Net income in the quarter increased 16% to $72.9 million. On a per-share basis, net income for the quarter was $.59 versus $.51 in the same quarter of the prior year.

                                                                       FORM 10-Q

For the nine months ended September 30, 1994, sales totaled $3.65 billion, up 11% over the same period in 1993, while net income was $206.8 million, an increase of 12%. Earnings per share were $1.66 for the first nine months of 1994 and $1.48 for the same period in 1993.

Sales for the Automotive Parts Group advanced 9% for the quarter and for the first nine months reflecting the strength of the NAPA programs in the marketplace. Sales for the Industrial Parts Group increased 16% for the quarter and 13% for the nine months ended September 30, 1994, as industrial production continues to increase. Our Office Products Group was up 12% for the quarter and 15% for the nine month period, reflecting increased market share, geographic expansion and an outstanding level of service. We continue to believe that our sales growth in all three segments outperforms market growth. Cost of goods sold decreased slightly as a percentage of net sales over the same quarter the prior year. Selling, administrative and other expenses increased 10% for the quarter; however, the percentage to net sales decreased slightly due primarily to tight expense controls.

At their August 16, 1994 meeting, the Genuine Parts Company Board of Directors approved a stock repurchase program which authorizes the Company to reacquire up to 10 million shares of its common stock. To date, approximately 1.4 million shares have been repurchased.

During the quarter ended September 30, 1993, the maximum corporate federal income tax rate was increased from 34% to 35%. The increase was retroactive to January 1, 1993, resulting in a charge to income taxes of $3,052,000 in the quarter ended September 30, 1993 or $.02 per common share. An additional charge to income taxes of $950,000, or $.01 per common share, was recorded in the quarter ended September 30, 1993 to reflect the impact of the rate increase on deferred taxes in accordance with FAS Statement 109.

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

The ratio of current assets to current liabilities remains very good at 4.0/1, and the Company's cash position is strong.

PART II

Item 4.

Exhibits and Reports on Form 8-K

     (A)   Exhibits

           27    Financial Data Schedule (for SEC purposes only).

     (B) No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1994.

                                                                       FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Genuine Parts Company
                                     -------------------------------------
                                                 (Registrant)


Date    November 2, 1994                    /s/ Jerry Nix
     -------------------------       --------------------------------------
                                     Senior Vice President - Finance


                                            /s/ George Kalafut
                                     -------------------------------------
                                     Executive Vice President - Finance and
                                     Administration (Principal Financial
                                     and Chief Accounting Officer)