Form 10-K
period 1994-12-31
GENUINE PARTS CO
filed 1995-03-22
CIK 40987

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                            Washington, D.C.  20549

                                   FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                                    ---------

For the Fiscal Year Ended:                          Commission File No. 1-5690
    December 31, 1994

                            GENUINE PARTS COMPANY
                            ---------------------
            (Exact name of Registrant as specified in its Charter)

                  GEORGIA                                58-0254510
                  -------                                ----------
         (State of Incorporation)            (IRS Employer Identification No.)

          2999 Circle 75 Parkway                           30339
             Atlanta, Georgia                           (Zip Code)
  (Address of Principal Executive Offices)

Registrant's telephone number, including area code:  (404) 953-1700.

Securities registered pursuant to Section 12(b) of the Act and the Exchange on which such securities are registered:

COMMON STOCK, PAR VALUE, $1 PER SHARE                   NEW YORK STOCK EXCHANGE
- -------------------------------------                   -----------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [   ]

The aggregate market value of the Registrant's Common Stock (based upon the closing sales price reported by the New York Stock Exchange and published in The Wall Street Journal on February 10, 1995) held by non-affiliates as of February 10, 1995 was approximately $ 4,317,450,279.00.

The number of shares outstanding of Registrant's Common Stock, as of February 10, 1995: 122,635,533.

Documents Incorporated by Reference:
        -Portions of the Annual Report to Shareholders for the fiscal year ended
         December 31, 1994, are incorporated by reference into Parts I and II.
        -Portions of the definitive proxy statement for the Annual Meeting of
         Shareholders to be held on April 17, 1995 are incorporated by reference into Part III.

PART I.  ITEM I.  BUSINESS.

         Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts and office products. In 1994, business was conducted throughout most of the United States and in western Canada from more than 1200 operations. As used in this report, the "Company" refers to Genuine Parts Company and its subsidiaries, except as otherwise indicated by the context; and the terms "automotive parts" and "industrial parts" refer to replacement parts in each respective category.

Recent Developments. Effective January 1, 1995, the Company combined its Des Moines and DeWitt, Iowa, automotive operations, with the surviving operation being the NAPA Des Moines Distribution Center.


Industry Segment Data. The following table sets forth the net sales, operating profit and identifiable assets for the fiscal years 1994, 1993 and 1992 attributable to each of the Company's groups of products which the Company believes indicate segments of its business. Sales to unaffiliated customers are the same as net sales. The figures have been restated to give effect to the acquisition of Berry Bearing Company and affiliates on January 29, 1993, which was accounted for as a pooling of interests.

                                                   1994            1993                 1992
                                                   ----            ----                 ----
         NET SALES                                             (in thousands)
         ---------
         Automotive Parts                      $ 2,693,961      $ 2,485,267         $ 2,318,761
         Industrial Parts                        1,317,495        1,153,371           1,082,428
         Office Products                           846,959          745,656             615,562
                                                 ---------        ---------           ---------
           TOTAL NET SALES                     $ 4,858,415      $ 4,384,294         $ 4,016,751
                                                 =========        =========           =========

         OPERATING PROFIT
         ----------------

         Automotive Parts                      $   304,164      $   282,791         $   262,422
         Industrial Parts                          111,822           96,727              87,493
         Office Products                            78,206           65,938              50,967
                                                 ---------        ---------           ---------
          TOTAL OPERATING PROFIT                   494,192          445,456             400,882
            Interest Expense                        (1,321)          (1,584)             (1,871)
            Corporate Expense                      (22,854)         (20,405)            (17,577)
            Equity in Income                         7,224            4,452               2,513
         Minority Interests                         (2,373)          (2,090)             (1,537)
                                                 ---------        ---------           ---------
          INCOME BEFORE
          INCOME TAXES                         $   474,868      $   425,829         $   382,410
                                                 =========        =========           =========

         IDENTIFIABLE ASSETS
         -------------------

         Automotive Parts                      $ 1,223,416      $ 1,152,148         $ 1,040,191
         Industrial Parts                          404,647          370,633             354,547
         Office Products                           308,817          283,479             228,802
                                                 ---------        ---------           ---------
          TOTAL IDENTIFIABLE ASSETS              1,936,880        1,806,260           1,623,540
          Corporate Assets                           5,950            6,731              27,333
          Equity Investments                        86,641           57,765              56,430
                                                 ---------        ---------           ---------
             TOTAL ASSETS                      $ 2,029,471      $ 1,870,756         $ 1,707,303
                                                 =========        =========           =========

         For additional information regarding industry data, see Page 27 of Annual Report to Shareholders for 1994.

         The majority of the Company's revenue, profitability and identifiable assets are attributable to the Company's operations in the United States. Revenue, profitability and identifiable assets in Canada and Mexico are not material. For additional information regarding foreign operations, see "Note 1 of Notes to Consolidated Financial Statements" on Page 23 of Annual Report to

Shareholders for 1994.

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

Employees. As of December 31, 1994, the Company employed approximately 21,285 persons.

AUTOMOTIVE PARTS GROUP.

         The Automotive Parts Group, the largest division of the Company, distributes automotive replacement parts and accessory items. The Company is the largest member of the National Automotive Parts Association ("NAPA"), a voluntary trade association formed in 1925 to provide nationwide distribution of automotive parts. In addition to the more than 150,000 part numbers that are available, the Company, in conjunction with NAPA, offers complete inventory, accounting, cataloging, marketing, training and other programs in the automotive aftermarket.
         During 1994, the Company's Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores ("auto parts stores" or "NAPA Auto Parts stores") owned in the United States by Genuine Parts Company and Davis & Wilmar, Inc., a wholly owned subsidiary; automotive parts distribution centers and auto parts stores in western Canada owned and operated by UAP/NAPA Automotive Western Partnership ("UAP/NAPA"), a general partnership in which a wholly owned subsidiary of Genuine Parts Company owns a 49% interest; auto parts stores in Alaska owned and operated by Parts, Incorporated, a wholly owned subsidiary of Genuine Parts Company; auto parts stores in the United States operated by corporations in which Genuine Parts Company owned a 51% interest; distribution centers owned by Balkamp, Inc., a majority-owned subsidiary; rebuilding plants owned by the Company and operated by its Rayloc division; and since October 1, 1994, automotive parts distribution centers in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. ("Auto Todo"), a joint venture company in which a wholly owned subsidiary of Genuine Parts Company owns a 49% interest.
         On December 31, 1994, Davis & Wilmar, Inc. and Parts, Incorporated were merged into Genuine Parts Company and their existence as separate wholly owned subsidiaries ceased.
         The Company's NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes small engines and replacement parts for farm equipment and heavy duty equipment. The Company's inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company's domestic automotive operations purchase from more than 150 different suppliers, approximately 81% of 1994 automotive inventories were purchased from 25 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers which has protected the Company from inventory obsolescence.

Distribution System. In 1994, Genuine Parts Company and its Davis & Wilmar, Inc. subsidiary, operated 65 domestic NAPA automotive parts distribution centers located in 37 states and 722 domestic company-owned NAPA Auto Parts stores located in 41 states. In addition, at December 31, 1994, Genuine Parts Company owned a 51% interest in 49 corporations which operated 65 auto parts stores in 28 states.
         In Canada, Genuine Parts Company Ltd., a wholly-owned subsidiary, owns a 49% interest in UAP/NAPA which operated 9 automotive parts distribution centers and 125 auto parts stores located in the provinces of Alberta, British Columbia, Manitoba and Saskatchewan and in the Yukon Territories. In addition, the Company has an approximate 23% interest in UAP Inc., a publicly traded Canadian corporation, that owns the other 51% interest in UAP/NAPA and further engages in the distribution of automotive parts primarily in eastern Canada.
In Mexico, Auto Todo owns and operates 8 distribution centers. Auto Todo is not licensed to and does not use the NAPA(R) name in Mexico. The Company's investments in UAP/NAPA, UAP Inc. and Auto Todo are accounted for by the equity method of accounting.
         The Company's distribution centers serve approximately 5,100 independently owned NAPA Auto Parts stores located throughout the market areas served. NAPA Auto Parts stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, these auto parts stores account for approximately 37% of the Company's total sales with no auto parts store or group of auto parts stores with individual or common ownership accounting for more than .37% of the Company's total sales.

Products. Distribution centers carry approximately 150,000 different parts and related supply items. Each item is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers. Most orders are filled and shipped the same day as received. The majority of sales are on terms which require payment within 30 days of the statement date. The Company does not manufacture any of the products it distributes. The majority of products are distributed under the NAPA(R) name, a mark licensed to the Company by the National Automotive Parts Association.

Related Operations. A majority-owned subsidiary of Genuine Parts Company, Balkamp, Inc.("Balkamp"), distributes a wide variety of replacement parts and accessory items for passenger cars, heavy duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the approximately 20,000 part numbers which constitute the "Balkamp" line of products which are distributed to the members of the National Automotive Parts Association ("NAPA"). These products are categorized in 150 different product groups purchased from more than 600 suppliers. All Balkamp items are cataloged separately to provide single source convenience for NAPA customers. BALKAMP(R), a federally registered trademark owned by the National Automotive Parts Association and licensed to Balkamp, is important to the sales and marketing promotions of the Balkamp organization. Balkamp has three distribution centers located in Indianapolis, Indiana, Greenwood, Mississippi, and West Jordan, Utah.
         The Company, through its Rayloc division, also operates six plants where certain small automotive parts are rebuilt. These products are distributed to the members of NAPA under the name Rayloc(R). Rayloc(R) is a mark licensed to the Company by the National Automotive Parts Association.

Segment Data. In the year ended December 31, 1994, sales from the Automotive Parts Group approximated 56% of the Company's net sales as compared to 57% in 1993 and 58% in 1992.

Service to NAPA Auto Parts Stores. The Company believes that the quality and the range of services provided to its auto parts customers constitute a significant part of its automotive parts distribution system. Such services include fast and frequent delivery, obsolescence protection, parts cataloging (including the use of computerized NAPA Auto Parts catalogues) and stock adjustment through a continuing parts classification system which allows auto parts customers to return certain merchandise on a scheduled basis. The Company offers its NAPA Auto Parts store customers various management aids, marketing aids and service on topics such as inventory control, cost analysis, accounting procedures, group insurance and retirement benefit plans, marketing conferences and seminars, sales and advertising manuals and training programs. Point of sale/inventory management is available through TAMS(R) (Total Automotive Management Systems), a computer system designed and developed by the Company for the NAPA Auto Parts store.
         In association with NAPA, the Company has developed and refined an inventory classification system to determine optimum distribution center and auto parts store inventory levels for automotive parts stocking based on automotive registrations, usage rates, production figures, technological advances and other similar factors. This system, which undergoes continuous analytical review, is an integral part of the Company's inventory control procedures and comprises an important feature of the inventory management services which the Company makes available to its NAPA Auto Parts store customers. Over the last 10 years, losses to the Company from obsolescence have been insignificant, and the Company attributes this to the successful operation of its classification system.

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

NAPA. The Company is a member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive replacement parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose members currently operate 73 distribution centers located throughout the United States, 64 of which are owned and operated by the Company. NAPA develops marketing concepts and programs which may be used by its members. It is not involved in the chain of distribution.
         Among the automotive lines which each NAPA member purchases and distributes are certain lines designated, cataloged, advertised and promoted as "NAPA" lines. The members are not required to purchase any specific quantity of parts so designated and may, and do, purchase competitive lines from other supply sources.
         The Company and the other NAPA members use the federally registered trademark NAPA(R) as part of the trade name of their distribution centers and jobbing stores. The Company contributes to the Association's national advertising which is designed to increase public recognition of the "NAPA" name and to promote "NAPA" product lines.
         The Company is a party, together with other members of NAPA and NAPA itself, to a consent decree entered by the Federal District Court in Detroit, Michigan, on May 4, 1954. The consent decree enjoins certain practices under the federal antitrust laws, including the use of exclusive agreements with manufacturers of automotive parts, allocation or division of territories among several NAPA members, fixing of prices or terms of sale for such parts among such members, and agreements to adhere to any uniform policy in selecting parts customers or determining the number and location of, or arrangements with, auto parts customers.

INDUSTRIAL PARTS GROUP

         The Industrial Parts Group distributes industrial replacement parts and related supplies. This Group distributes industrial bearings and fluid transmission equipment, including hydraulic and pneumatic products, material handling components, agricultural and irrigation equipment and their related supplies.
         In 1994, the Company distributed industrial parts in the United States through Motion Industries, Inc. ("Motion"), headquartered in Birmingham, Alabama, and Berry Bearing Company ("Berry Bearing") and its affiliates (the "Berry Companies"), headquartered in Chicago, Illinois. At December 31, 1994, the Berry Companies were merged into Berry Bearing. Motion and Berry Bearing are wholly owned subsidiaries of the Genuine Parts Company. In Canada, industrial parts are distributed by Oliver Industrial Supply Ltd., a wholly owned subsidiary of Genuine Parts Holdings Ltd., headquartered in Lethbridge, Alberta. Genuine Parts Holdings Ltd. is a wholly-owned subsidiary of the Company.
        As of December 31, 1994, the Group served more than 150,000 customers in all types of industries located throughout the United States, and in Canada, principally in the Provinces of Alberta, Manitoba and Saskatchewan.

Distribution System. In the United States, the Industrial Parts Group operates 5 distribution centers, two re-distribution centers, 10 service centers for fluid power and special hose applications and over 310 branches. Distribution centers stock and distribute more than 200,000 different items purchased from over 250 different suppliers. The Group's re-distribution centers serve as collection points for excess inventory collected from its branches for re-distribution to those branches which need the inventory. Approximately 50% of 1994 total industrial purchases were made from 15 major suppliers. Sales are generated from the Group's branches located in 38 states, each of which has warehouse facilities, which stock significant amounts of inventory representative of the lines of products used by customers in the respective market area served.
         In Canada, Oliver Industrial Supply Ltd. ("Oliver") operates an industrial parts and agricultural supply distribution center for its seven branches serving the industrial and agricultural markets of Alberta, British Columbia, Manitoba and Saskatchewan in western Canada. In addition to industrial parts and agricultural supplies, Oliver distributes irrigation systems and related supplies.

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

Segment Data. In the year ended December 31, 1994, sales from the Company's Industrial Parts Group approximated 27% of the Company's net sales as compared to 26% in 1993 and 27% in 1992.

Competition. The Industrial Parts Group competes with other distributors specializing in the distribution of such items, as well as with general line distributors. To a lesser extent, the Group competes with manufacturers that sell directly to the customer.


OFFICE PRODUCTS GROUP

         The Office Products Group, through S. P. Richards Company ("S.P. Richards"), a wholly owned subsidiary of Genuine Parts Company headquartered in Atlanta, Georgia, is engaged in the wholesale distribution of a broad line of office products which are used in the daily operation of businesses, schools, offices and institutions. Office products fall into the general categories of computer supplies, office machines, general office supplies, and office furniture sold primarily under the Lesker Furniture name.
         Computer supplies include diskettes, printer supplies, printout paper and printout binders. Office furniture includes desks, credenzas, chairs, chair mats, partitions, files and computer furniture. Office machines include telephones, answering machines, calculators, typewriters, shredders and copiers. General office supplies include copier supplies, desk accessories, business forms, accounting supplies, binders, report covers, writing instruments, note pads, envelopes, secretarial supplies, mailroom supplies, filing supplies, art/drafting supplies and audio visual supplies.
         S. P. Richards distributes more than 18,000 items to over 7,000 office supply dealers from 41 distribution centers located in 28 states. The newest distribution center opened in Middletown, New York in March, 1994. Approximately 62% of 1994 total office products purchases were made from 14 major suppliers.
         S. P. Richards sells to qualified resellers of office products. Customers are offered comprehensive marketing programs which include flyers, other promotional material and personalized product catalogs. The marketing programs are supported by all S. P. Richards' distribution centers which stock all cataloged products and have the capability to provide overnight delivery.
         While many recognized brand-name items are carried in inventory, S.P. Richards also markets items produced for it under its own SPARCO(R) brand name, as well as its NATURE SAVER(R) brand of recycled products.

Segment Data. In the year ended December 31, 1994, sales from the Company's Office Products Group approximated 17% of the Company's net sales as compared to 17% in 1993 and 15% in 1992.

Competition. In the distribution of office supplies to retail dealers, S. P. Richards competes with many other wholesale distributors as well as with manufacturers of office products and large national retail chains.

                                * * * * * * * *


Executive Officers of the Company. The table below sets forth the name and age of each person deemed to be an executive officer of the Company as of February 20, 1995, the position or office held by each and the period during which each has served as such. Each executive officer is elected by the Board of Directors and serves at the pleasure of the Board of Directors until his successor has been elected and has qualified, or until his earlier death, resignation, removal, retirement or disqualification.

                                                                       Year First
                                                                        Assumed
Name                   Age    Position of Office                       Position
- ----                   ---    ------------------                       ----------
Larry L. Prince          56    Chairman of the Board of Directors
                               and Chief Executive Officer             1990/1989
Thomas C. Gallagher      47    President and Chief Operating Officer      1990
George W. Kalafut        61    Executive Vice President-Finance and
                               Administration *                           1991
John J. Scalley          64    Executive Vice President                   1986
Keith M. Bealmear        48    Group Vice President                       1994
Robert J. Breci          59    Group Vice President                       1987
Albert T. Donnon, Jr     47    Group Vice President                       1993
Louis W. Rice, Jr        68    Senior Vice President-Personnel            1981

          * Also serves as the Company's Principal Financial Officer.

       All executive officers have been employed by and have served as officers of the Company for at least the last five years.


ITEM 2.  PROPERTIES.

       The Company's headquarters are located in one of two adjacent office buildings owned by Genuine Parts Company in Atlanta, Georgia.

       The Company's Automotive Parts Group currently operates 64 NAPA Distribution Centers in the United States distributed among nine geographic divisions. More than 90% of the distribution center properties are owned by the Company. At December 31, 1994, the Company owned 722 NAPA Auto Parts stores located in 41 states, and Genuine Parts Company owned a 51% interest in 65 auto parts store stores located in 28 states. Other than NAPA Auto Parts stores located within Company owned distribution centers, most of the auto parts stores were operated in leased facilities. In addition, UAP/NAPA, in which Genuine Parts Company owns a minority interest, operated 125 auto parts stores in Western Canada.
The Company's Automotive Parts Group also operates three Balkamp distribution centers, six Rayloc rebuilding plants, two transfer and shipping facilities and a Rayloc warehouse.

       The Company's Industrial Parts Group, operating through Motion and
Berry Bearing, operates 5 distribution centers, 2 re-distribution centers, 10 service centers and over 310 branches. Approximately 80% of these branches are operated in leased facilities. In addition, the Industrial Parts Group operates an industrial parts and agricultural supply distribution center in Western Canada for its 7 branches of which approximately 85% are operated in leased facilities.

       The Company's Office Products Group operates 41 distribution centers in the United States distributed among the Group's six geographic divisions. Approximately 75% of these distribution centers are operated in leased facilities.

       For additional information regarding rental expense on leased properties, see "Note 5 of Notes to Consolidated Financial Statements" on Page 24 of Annual Report to Shareholders for 1994.

ITEM 3.  LEGAL PROCEEDINGS.

                Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                Not Applicable.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
         HOLDER MATTERS.

                Information required by this item is set forth under the heading "Market and Dividend Information" on Page 18 of Annual Report to Shareholders for the year ended December 31, 1994, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

                Information required by this item is set forth under the heading "Selected Financial Data" on Page 18 of Annual Report to Shareholders for the year ended December 31, 1994, and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

                Information required by this item is set forth under the heading "Management's Discussion and Analysis" on Page 26 of Annual Report to Shareholders for the year ended December 31, 1994, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                Information required by this item is set forth in the consolidated financial statements on Pages 20 through 25 and Page 27, in "Report of Independent Auditors" on Page 19, and under the heading "Quarterly Results of Operations" on Page 27, of the Annual Report to Shareholders for the year ended December 31, 1994, and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                Not Applicable.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                Information required by this item is set forth on Pages 1 through 4, and Page 17 of the definitive proxy statement for the Company's Annual Meeting to be held on April 17, 1995, and is incorporated herein by reference. Certain information about Executive Officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

                Information required by this item is set forth on Pages 4 and 5, and on Pages 7 through 17 of the definitive proxy statement for the Company's Annual Meeting to be held on April 17, 1995, and is incorporated herein by reference. In no event shall the information contained in the definitive proxy statement for the Company's 1995 Annual Meeting on Pages 9 through 11 under the heading "Compensation and Stock Option Committee Report on Executive Compensation" or on Pages 16 and 17 under the heading "Performance Graph" be incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                Information required by this item is set forth on Pages 5 and 6 of the definitive proxy statement for the Company's Annual Meeting to be held on April 17, 1995, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                Information required by this item is set forth on Page 17 of the definitive proxy statement for the Company's Annual Meeting to be held on April 17, 1995, and is incorporated herein by reference.


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K.

                (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

                      (3) The following Exhibits are filed as part of this report in Item 14(c):

                      Exhibit 3.1      Restated Articles of Incorporation of the

                                       Company, dated as of April 18, 1988, and as amended April 17, 1989 and amendments to the Restated Articles of
                                       Incorporation of the Company, dated as
                                       of November 20, 1989 and April 18, 1994.

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

                       Exhibit 10.2 *  1988 Stock Option Plan.  (Incorporated
                                       herein by reference from the Company's
                                       Annual Meeting Proxy Statement,
                                       dated March 9, 1988).

                       Exhibit 10.3 *  Form of Amendment to Deferred
                                       Compensation Agreement, adopted
                                       February 13, 1989, between the Company
                                       and certain executive officers of the
                                       Company.  (Incorporated herein by
                                       reference from the Company's Annual
                                       Report on Form 10-K, dated March 15,
                                       1989).

                       Exhibit 10.4 *  Form of Agreement adopted February 13,
                                       1989, between the Company and certain
                                       executive officers of the Company
                                       providing for a supplemental employee
                                       benefit upon a change in control of the
                                       Company.  (Incorporated herein by
                                       reference from the Company's Annual
                                       Report on Form 10-K, dated March 15,
                                       1989).

                       Exhibit 10.5 *  Genuine Parts Company Supplemental
                                       Retirement Plan, effective January 1,
                                       1991. (Incorporated herein by reference
                                       from the Company's Annual Report on
                                       Form 10-K, dated March 8, 1991).

                       Exhibit 10.6 *  1992 Stock Option and Incentive Plan,
                                       effective April 20, 1992.
                                       (Incorporated herein by reference from
                                       the Company's Annual Meeting Proxy
                                       Statement, dated March 6, 1992).

                      Exhibit 10.7 *   The Genuine Parts Company Restated
                                       Tax-Deferred Savings Plan, effective
                                       January 1, 1993.

                      Exhibit 10.8 *   Restricted Stock Agreement dated March
                                       31, 1994, between the Company and Larry
                                       L. Prince.  (Incorporated herein by
                                       reference from the Company's Form 10-Q,
                                       dated May 6, 1994).

                      Exhibit 10.9 *   Restricted Stock Agreement dated March
                                       31, 1994, between the Company and
                                       Thomas C. Gallagher.  (Incorporated
                                       herein by reference from the Company's
                                       Form 10-Q, dated May 6, 1994).

                      Exhibit 10.10 *  Amendment No. 2 to the Genuine Parts
                                       Company Supplemental Retirement Plan,
                                       effective January 1, 1995.

                      Exhibit 10.11 *  Genuine Partnership Plan, as amended and
                                       restated January 1, 1994.

                      Exhibit 10.12 *  Genuine Parts Company Pension Plan, as
                                       amended and restated effective January
                                       1, 1989.

                  *   Indicates executive compensation plans and arrangements

                      Exhibit 13 The following sections and pages of the 1994 Annual Report to Shareholders:
                                       -  Selected Financial Data on Page 18
                                       -  Market and Dividend Information on
                                          Page 18
                                       -  Report of Independent Auditors on
                                          Page 19
                                       -  Consolidated Financial Statements and
                                          Notes to Consolidated Financial
                                          Statements on Pages 20 - 25
                                       -  Management's Discussion and Analysis
                                          on Page 26
                                       -  Industry Data Information on Page 27
                                       -  Quarterly Results of Operations on
                                          Page 27

                      Exhibit 21       Subsidiaries of the Company

                      Exhibit 23       Consent of Independent Auditors

                      Exhibit 27       Financial Data Schedule (for SEC
                                       purposes only)

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





/s/ Larry L. Prince            3/3/95   /s/ George W. Kalafut         3/3/95
- -------------------------------------   ------------------------------------
Larry L. Prince                (Date)   George W. Kalafut             (Date)
Chairman of the Board                   Executive Vice President -
and Chief Executive Officer             Finance and Administration and
                                        Principal Financial and Accounting
                                        Officer

            Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



- -------------------------------------  ------------------------------------
James R. Courim               (Date)   William A. Parker           (Date)
Director                               Director

/s/Bradley Currey, Jr.        2/20/95  /s/Larry L. Prince           2/20/95
- -------------------------------------  ------------------------------------
Bradley Currey, Jr            (Date)   Larry L. Prince             (Date)
Director                               Director
                                       Chairman of the Board and
                                       Chief Executive Officer

/s/Jean Douville              2/20/95  /s/John J. Scalley          2/20/95
- -------------------------------------  -----------------------------------
Jean Douville                 (Date)   John J. Scalley             (Date)
Director                               Director
Chairman of the Board and              Executive Vice President
Chief Executive Officer UAP INC.

/s/John B. Ellis              2/20/95  /s/Alana S. Shepherd        2/20/95
- -------------------------------------  -----------------------------------
John B. Ellis                 (Date)   Alana S. Shepherd           (Date)
Director                               Director

/s/Thomas C. Gallagher        2/20/95  /s/Lawrence G. Steiner      2/20/95
- -------------------------------------  -----------------------------------
Thomas C. Gallagher           (Date)   Lawrence G. Steiner         (Date)
Director                               Director
President and Chief Operating Officer

/s/E. Reginald Hancock        2/20/95  /s/James B. Williams        2/20/95
- -------------------------------------  -----------------------------------
E. Reginald Hancock           (Date)   James B. Williams           (Date)
Director                               Director

/s/Gardner E. Larned          2/20/95
- -------------------------------------
Gardner E. Larned             (Date)
Director

                           Annual Report on Form 10-K

                       Item 14(a)(1) and (2), (c) and (d)

                          List of Financial Statements

                               Certain Exhibits

                          Year ended December 31, 1994

                             Genuine Parts Company

                                Atlanta, Georgia

Form 10-K - Item 14(a)(1) and (2)

Genuine Parts Company and Subsidiaries

Index of Financial Statements


The following consolidated financial statements of Genuine Parts Company and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1994, are incorporated by reference in Item 8:

         Consolidated balance sheets - December 31, 1994 and 1993

         Consolidated statements of income - Years ended December 31, 1994, 1993 and 1992

         Consolidated statements of shareholders' equity - Years ended December 31, 1994, 1993 and 1992

         Consolidated statements of cash flows - Years ended December 31, 1994, 1993 and 1992

         Notes to consolidated financial statements - December 31, 1994

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                           ANNUAL REPORT ON FORM 10-K


                                 ITEM 14(a)(3)

                                LIST OF EXHIBITS




The following Exhibits are filed as a part of this Report:

 3.1 Restated Articles of Incorporation of the Company, dated as of April 18, 1988, and as amended April 17, 1989 and amendments to the Restated Articles of Incorporation of the Company, dated as of November 20, 1989 and April 18, 1994.

10.9* The Genuine Parts Company Restated Tax-Deferred Savings Plan, effective January 1, 1993

10.10* Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, effective January 1, 1995.

10.11*   Genuine Partnership Plan, as amended and restated January 1, 1994.

10.12* Genuine Parts Company Pension Plan, as amended and restated effective January 1, 1989.

13       The following Sections and Pages of Annual Report to Shareholders for
         1994:

                 - Selected Financial Data on Page 18
                 - Common Stock Market and Dividend Information
                   on Page 18
                 - Report of Independent Auditors on Page 19
                 - Consolidated Financial Statements and Notes to
                   Consolidated Financial Statements on Pages 20-25
                 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations on Page 26
                 - Industry Data Information on Page 27
                 - Quarterly Results of Operations on Page 27

21       Subsidiaries of the Company

23       Consent of Independent Auditors

27       Financial Data Schedule (for SEC use only)

The following Exhibits are incorporated by reference as set forth in Item 14 on pages 9 through 11 of this Form 10-K:

         - 3.2    By-laws of the Company, as amended.
         - 4.1    Shareholder Protection Rights Agreement, dated as
                  of November 20, 1989, between the Company and Trust
                  Company Bank, as Rights Agent.
         - 10.1*  Incentive Stock Option Plan.
         - 10.2*  1988 Stock Option Plan.
         - 10.3*  Form of Amendment to Deferred Compensation Agreement adopted
                  February 13, 1989, between the Company and certain executive officers of the Company.
         - 10.4*  Form of Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company providing for a supplemental employee benefit upon a change in control of the Company.
         - 10.5*  Genuine Parts Company Supplemental Retirement Plan,
                  effective January 1, 1991.
         - 10.6*  1992 Stock Option and Incentive Plan, effective
                  April 20, 1992.
         - 10.7*  Restricted Stock Agreement dated March 31, 1994, between the
                  Company and Larry L. Prince.
         - 10.8*  Restricted Stock Agreement dated March 31, 1994, between the
                  Company and Thomas C. Gallagher.

               *  Indicates executive compensation plans and arrangements