Form 10-Q
period 1995-03-31
GENUINE PARTS CO
filed 1995-05-02
CIK 40987

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                               ----------------

                                  FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1995     Commission File Number 1-5690
                               --------------                            ------


                             GENUINE PARTS COMPANY
                             ---------------------
             (Exact name of registrant as specified in its charter)



                  GEORGIA                                       58-0254510
                  -------                                       ----------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)



2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA                           30339
- ----------------------------------------                           -----
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code             (404)953-1700
                                                               -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X   No
                                                   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (the close of the period covered by this report).



                                 122,732,826
                                 -----------
                            (Shares of Common Stock)


==============================================================================

PART 1 - FINANCIAL INFORMATION                                      FORM 10-Q
Item 1 - Financial Statements

                     GENUINE PARTS COMPANY and SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                  Mar. 31,     Dec. 31,
                                                                                                    1995         1994
                                                                                                ------------   ------------
                                                                                                (Unaudited)
                                                                                                     (in thousands)
                                                        ASSETS

CURRENT ASSETS

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     40,087   $     82,410

Trade accounts receivable, less allowance
for doubtful accounts (1995 - $3,978; 1994 - $1,600)  . . . . . . . . . . . . . . . . . . . .        557,121        487,395

Inventories - at lower of cost (substantially last-in,
first-out method) or market . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        996,668      1,004,580

Prepaid and other current accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29,127         21,396
                                                                                                ------------   ------------

         TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,623,003      1,595,781

Investments and other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        178,252        175,658

Total property, plant and equipment, less allowance
for depreciation (1995 - $196,037; 1994 - $192,081) . . . . . . . . . . . . . . . . . . . . .        270,690        258,032
                                                                                                ------------   ------------

                                                                                                $  2,071,945   $  2,029,471
                                                                                                ============   ============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    288,257   $    316,589

Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         50,192         11,482

Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         92,606         94,337
                                                                                                ------------   ------------

         TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        431,055        422,408

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,193         11,431

Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         44,540         44,540

Minority interests in subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,731         24,927

SHAREHOLDERS' EQUITY

Stated capital:
   Preferred Stock, par value - $1 per share
      Authorized - 10,000,000 shares - None Issued  . . . . . . . . . . . . . . . . . . . . .            -0-            -0-
   Common Stock, par value - $1 per share
      Authorized - 450,000,000 shares
      Issued - 1995 - 122,732,826; 1994 -  122,627,303  . . . . . . . . . . . . . . . . . . .        122,733        122,627

Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,779            -0-

Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,433,914      1,403,538
                                                                                                ------------   ------------

         TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,559,426      1,526,165
                                                                                                ------------   ------------
                                                                                                $  2,071,945   $  2,029,471
                                                                                                ============   ============

See notes to consolidated condensed financial statements.

                     GENUINE PARTS COMPANY AND SUBSIDIARIES            FORM 10-Q

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                                                         Three Months Ended March 31,
                                                                                        -----------------------------
                                                                                             1995          1994
                                                                                        ------------     ------------
                                                                                     (000 omitted except per share data)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,281,230     $  1,162,075
Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        898,676          815,618
                                                                                        ------------     ------------
                                                                                             382,554          346,457
Selling, administrative & other expenses  . . . . . . . . . . . . . . . . . . . . . .        269,008          243,356
                                                                                        ------------     ------------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        113,546          103,101
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         44,510           40,210
                                                                                        ------------     ------------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     69,036     $     62,891
                                                                                        ============     ============

Average common shares outstanding . . . . . . . . . . . . . . . . . . . . . . . . . .        122,671          124,469
                                                                                        ============     ============

Net income per common share . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        .56     $        .51
                                                                                        ============     ============

Dividends declared per common share . . . . . . . . . . . . . . . . . . . . . . . . .   $       .315     $      .2875
                                                                                        ============     ============


See notes to consolidated condensed financial statements.

                     GENUINE PARTS COMPANY AND SUBSIDIARIES            FORM 10-Q

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                       Three Months
                                                                                                      Ended Mar. 31,
                                                                                                  ----------------------
                                                                                                     1995         1994
                                                                                                  ----------    --------
                                                                                                      (000 omitted)
Cash Provided By:

OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   69,036    $ 62,891
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,395       9,073
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          804         798
    Changes in operating assets and liabilities:
      Trade accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (69,726)    (58,907)
      Merchandise inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,912       8,403
      Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (28,332)     17,699
      Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       38,710      31,666
      Other operating assets and liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .      (12,528)    (10,575)
                                                                                                  ----------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,271      61,048

INVESTING ACTIVITIES:
  Purchase of short-term investments, net of proceeds from sale and maturity  . . . . . . . . .          -0-       6,637
  Purchase of property, plant and equipment   . . . . . . . . . . . . . . . . . . . . . . . . .      (23,726)    (12,651)
  Other investing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,922)      2,876
                                                                                                  ----------    --------

NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (25,648)     (3,138)

FINANCING ACTIVITIES:
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (35,246)    (32,933)
  Other financing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,300       1,909
                                                                                                  ----------    --------

NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (32,946)    (31,024)
                                                                                                  ----------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . . . .      (42,323)     26,886

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . .       82,410     123,231
                                                                                                  ----------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . . .   $   40,087    $150,117
                                                                                                  ==========    ========


See notes to consolidated condensed financial statements.

NOTES TO FINANCIAL STATEMENTS                                          FORM 10-Q

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1995, are not necessarily indicative of results for the entire year.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Genuine Parts Company (the "Company") reported record sales and earnings in the first quarter of 1995. Sales for the quarter were $1.28 billion, up 10% over the same period in 1994. Net income in the quarter advanced 10% to $69 million. On a per-share basis, net income in the quarter was $.56 versus $.51 in the same quarter of the prior year.

All three business segments reflected sound sales progress in the first quarter. In spite of a mild winter, the Automotive Parts Group advanced its sales by 6% over the first quarter of 1994. The Industrial Parts Group had an excellent quarter with sales advancing an impressive 19% over the same quarter last year. The Industrial Group benefited from strong industrial production and factory utilization during the quarter. S.P. Richards Company, the Office Products Group, continues to move steadily forward and posted a sales gain of 11% for the quarter.

The ratio of current assets to current liabilities remains very good at 3.8 to 1 and the Company's cash position is good.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (b) No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Genuine Parts Company
                                        ---------------------
                                        (Registrant)




Date  May 2, 1995                                /s/ Jerry W. Nix
      -----------                       --------------------------------------
                                        Jerry W. Nix
                                        Senior Vice President - Finance


                                                /s/ George W. Kalafut
                                        --------------------------------------
                                        George W. Kalafut
                                        Executive Vice President - Finance and
                                        Administration (Principal Financial and
                                        Accounting Officer)