Form 10-Q
period 1995-06-30
GENUINE PARTS CO
filed 1995-07-31
CIK 40987

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                         ----------------------------


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934



For the Quarterly Period Ended June 30, 1995       Commission File Number 1-5690
                               -------------                              ------



                             GENUINE PARTS COMPANY
                             ---------------------
             (Exact name of registrant as specified in its charter)



                  GEORGIA                                    58-0254510
                  -------                                    ----------
     (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                    Identification No.)



  2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA                      30339
  ----------------------------------------                      -----
  (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code            (404)953-1700
                                                              -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X      No
                                                   ---        ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (the close of the period covered by this report).



                                  122,770,435
                                  -----------
                            (Shares of Common Stock)


================================================================================

                                                                      FORM 10-Q
PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                     GENUINE PARTS COMPANY and SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                           June 30,            Dec. 31,
                                                                                             1995               1994
                                                                                             ----               ----
                                                                                         (Unaudited)
                                                                                                (in thousands)
                                                              ASSETS
                                                              ------
CURRENT ASSETS
- --------------

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      32,705      $      82,410

Trade accounts receivable, less allowance
for doubtful accounts (1995 - $5,839; 1994 - $1,600)  . . . . . . . . . . . . . . . .        569,211            487,395

Inventories - at lower of cost (substantially last-in,
first-out method) or market . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,025,776          1,004,580

Prepaid and other current accounts  . . . . . . . . . . . . . . . . . . . . . . . . .         31,931             21,396
                                                                                       -------------      -------------

          TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,659,623          1,595,781

Investments and other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        191,769            175,658

Total property, plant and equipment, less allowance
for depreciation (1995 - $200,491; 1994 - $192,081) . . . . . . . . . . . . . . . . .        278,109            258,032
                                                                                       -------------      -------------

                                                                                       $   2,129,501      $   2,029,471
                                                                                       =============      =============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
                                               ------------------------------------
CURRENT LIABILITIES
- -------------------

Accounts payable and notes payable  . . . . . . . . . . . . . . . . . . . . . . . . .  $     339,846      $     316,589

Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,121             11,482

Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         96,511             94,337
                                                                                       -------------      -------------

          TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .        450,478            422,408

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,184             11,431

Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         44,540             44,540

Minority interests in subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . .         26,512             24,927

SHAREHOLDERS' EQUITY
- --------------------

Stated capital:
     Preferred Stock, par value - $1 per share
        Authorized - 10,000,000 shares - None Issued  . . . . . . . . . . . . . . . .            -0-                -0-
     Common Stock, par value - $1 per share
        Authorized - 450,000,000 shares
        Issued - 1995 - 122,770,435; 1994 - 122,627,303 . . . . . . . . . . . . . . .        122,770            122,627

Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,844                -0-

Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,470,173          1,403,538
                                                                                       -------------      -------------

          TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . . .      1,596,787          1,526,165
                                                                                       -------------      -------------

                                                                                       $   2,129,501      $   2,029,471
                                                                                       =============      =============

See notes to consolidated condensed financial statements.

                                                                       FORM 10-Q

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                    Three Months Ended June 30,              Six Months Ended June 30,
                                                    ---------------------------              -------------------------

                                                      1995               1994                 1995               1994
                                                      ----               ----                 ----               ----
                                                                     (000 omitted except per share data)
Net sales . . . . . . . . . . . . . . . . . . .  $   1,308,712      $   1,219,801      $   2,589,942      $   2,381,876
Cost of goods sold  . . . . . . . . . . . . . .        917,756            856,984          1,816,432          1,672,602
                                                 -------------      -------------      -------------      -------------
                                                       390,956            362,817            773,510            709,274
Selling, administrative & other expenses  . . .        267,307            246,406            536,315            489,762
                                                 -------------      -------------      -------------      -------------
Income before income taxes  . . . . . . . . . .        123,649            116,411            237,195            219,512
Income taxes  . . . . . . . . . . . . . . . . .         48,718             45,400             93,228             85,610
                                                 -------------      -------------      -------------      -------------
NET INCOME  . . . . . . . . . . . . . . . . . .  $      74,931      $      71,011      $     143,967      $     133,902
                                                 =============      =============      =============      =============
Average common shares outstanding . . . . . . .        122,758            124,501            122,715            124,485
                                                 =============      =============      =============      =============
Net income per common share . . . . . . . . . .  $         .61      $         .57      $        1.17      $        1.08
                                                 =============      =============      =============      =============
Dividends declared per common share . . . . . .  $        .315      $       .2875      $         .63      $        .575
                                                 =============      =============      =============      =============


See notes to consolidated condensed financial statements.

                                                                       FORM 10-Q

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                   Six Months
                                                                                                 Ended June 30,
                                                                                                 --------------

                                                                                                 (000 omitted)

                                                                                              1995               1994
                                                                                              ----               ----
Cash Provided By:

OPERATING ACTIVITIES:
     Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  143,967        $  133,902

     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,634            18,125
        Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,585             1,824
        Changes in operating assets and liabilities:
           Trade accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . .      (81,816)          (69,896)
           Merchandise inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .      (21,196)          (14,117)
           Trade accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . .      (36,480)           22,096
           Income taxes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,639              (966)
           Other operating assets and liabilities   . . . . . . . . . . . . . . . . . .      (11,441)           (2,334)
                                                                                          ----------        ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . .       17,892            88,634

INVESTING ACTIVITIES:
     Purchase of short-term investments, net of proceeds from sale and maturity   . . .          -0-               147
     Purchase of property, plant and equipment  . . . . . . . . . . . . . . . . . . . .      (43,256)          (29,056)
     Other investing activities   . . . . . . . . . . . . . . . . . . . . . . . . . . .      (13,566)            1,680
                                                                                          ----------        ----------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . .      (56,822)          (27,229)

FINANCING ACTIVITIES:
     Dividends paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (73,905)          (68,724)
     Other financing activities   . . . . . . . . . . . . . . . . . . . . . . . . . . .       63,130             2,058
                                                                                          ----------        ----------
NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . .      (10,775)          (66,666)
                                                                                          ----------        ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . .      (49,705)           (5,261)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . .       82,410           123,231
                                                                                          ----------        ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . .   $   32,705        $  117,970
                                                                                          ==========        ==========



See notes to consolidated condensed financial statements.

                                                                       FORM 10-Q

NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 1995, are not necessarily indicative of results for the entire year.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Genuine Parts Company (the "Company") reported record sales and earnings in the second quarter of 1995. Sales for the quarter were $1.3 billion, up 7% over the same period in 1994. Net income in the quarter advanced 6% to $74.9 million. On a per-share basis, net income in the quarter was $.61 versus $.57 in the same quarter of the prior year.

For the six months ended June 30, 1995, sales totaled $2.6 billion, up 9% over the first half of 1994, while net income was $144 million, an increase of 8%. Earnings per share were $1.17 for the first six months of 1995 and $1.08 for the same period in 1994.

Sales for the Automotive Parts Group advanced 5% for the quarter and 5% for the first six months, reflecting increased demand attributed to ongoing NAPA marketing programs and favorable fundamentals such as vehicle age and usage levels. Sales for the Industrial Parts Group increased 13% for the quarter and 16% for the six months ended June 30, 1995, as industrial production continues at a healthy level with high capacity utilization in many industries. The Office Products Group was up 8% for the quarter and 10% for the six month period, reflecting a response to innovative marketing programs, outstanding service levels and geographic expansion. Cost of goods sold decreased slightly as a percentage of net sales over the same quarter the prior year. Selling, administrative and other expenses increased 8.5% for the quarter and 9.5% for the six months. The percentage of selling, administrative and other expenses to net sales increased slightly, due mostly to increased salaries, employee benefits and expenses associated with the automotive total growth strategy.

The ratio of current assets to current liabilities remains very good at 3.7 to 1 and the Company's cash position is good.

PART II - OTHER INFORMATION

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1995 Annual Meeting of Shareholders of the Company was held on April 17, 1995, pursuant to notice given to shareholders of record on February 10, 1995, at which date there were 122,635,533 shares of Common Stock outstanding. At the Annual Meeting, the shareholders elected four Class III directors with terms to expire at the 1998 Annual Meeting. As to the following named individuals, the holders of 101,938,286 shares of the Company's Common Stock voted in favor of their election, the holders of 71,313 shares voted against, the holders of 479,006 shares abstained, and there were no broker non-votes:

    Class III
    ---------
    Jean Douville
    J. Hicks Lanier
    Larry L. Prince
    Alana S. Shepherd

The following individual's term of office as a director continued after the Annual Meeting:

    Class I                  Class II
    -------                  --------
    Bradley Currey, Jr.      William A. Parker, Jr.
    Thomas C. Gallagher      John J. Scalley
    Gardner E. Larned        James B. Williams
    Lawrence G. Steiner

                                                                       FORM 10-Q


The shareholders approved the Genuine Parts Company Annual Incentive Bonus Plan. The holders of 94,940,933 shares of Common Stock voted in favor of the plan, holders of 7,048,927 voted against, holders of 499,745 abstained, and there were no broker non-votes.

The shareholders also ratified the selection of Ernst & Young as independent auditors of the Company for 1995. The holders of 102,244,171 shares of Common Stock voted in favor of the ratification, holders of 132,319 shares voted against, holders of 125,956 shares abstained, and there were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following Exhibit is filed as part of this report:

         Exhibit 10.13 *  Genuine Parts Company Annual Incentive Bonus Plan
                          dated as of February 24, 1995, as approved by the Shareholders of the Company at the annual meeting on April 17, 1995

         Exhibit 27       Financial Data Schedule (for SEC use only)

         *   Indicates executive compensation plans and arrangements.

    (b) No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Genuine Parts Company
                                      ---------------------
                                      (Registrant)


Date   July 31, 1995                  /s/ Jerry W. Nix
       -------------                  -----------------
                                      Jerry W. Nix
                                      Senior Vice President - Finance


                                      /s/ George W. Kalafut
                                      ---------------------
                                      George W. Kalafut
                                      Executive Vice President - Finance and
                                      Administration (Principal Financial and
                                      Accounting Officer)