Form 10-Q
period 1995-09-30
GENUINE PARTS CO
filed 1995-10-31
CIK 40987

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                       ----------------------------------


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934



For the Quarterly Period Ended September 30, 1995  Commission File Number 1-5690
                               ------------------                         ------


                            GENUINE PARTS COMPANY
                            ---------------------
           (Exact name of registrant as specified in its charter)



                  GEORGIA                                  58-0254510
                  -------                                  ----------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)



2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA                      30339
----------------------------------------                      -----
(Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code        (770)953-1700
                                                          -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X    No
                                                  ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (the close of the period covered by this report).




                                  122,834,816
                                  -----------
                            (Shares of Common Stock)

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                     GENUINE PARTS COMPANY and SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                          ASSETS                                   Sept. 30,    Dec. 31,
                                                          ------                                     1995         1994
                                                                                                     ----         ----
                                                                                                  (Unaudited)
                                                                                                       (in thousands)
CURRENT ASSETS
--------------

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   29,923   $   82,410

Trade accounts receivable, less allowance
for doubtful accounts (1995 - $8,655; 1994 - $1,600)  . . . . . . . . . . . . . . . . . . . .        581,037      487,395

Inventories - at lower of cost (substantially last-in,
first-out method) or market . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,050,025    1,004,580

Prepaid and other current accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         35,090       21,396
                                                                                                   ---------    ---------

         TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,696,075    1,595,781

Investments and other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        190,456      175,658

Total property, plant and equipment, less allowance
for depreciation (1995 - $206,245; 1994 - $192,081) . . . . . . . . . . . . . . . . . . . . .        295,095      258,032
                                                                                                   ---------    ---------

                                                                                                  $2,181,626   $2,029,471
                                                                                                   =========    =========



                                           LIABILITIES AND SHAREHOLDERS' EQUITY
                                           ------------------------------------

CURRENT LIABILITIES
-------------------

Accounts payable and notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  340,545   $  316,589

Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,051       11,482

Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        102,135       94,337
                                                                                                   ---------    ---------

         TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        456,731      422,408

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,875       11,431

Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         44,540       44,540

Minority interests in subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         27,566       24,927

SHAREHOLDERS' EQUITY
--------------------

Stated capital:
   Preferred Stock, par value - $1 per share
      Authorized - 10,000,000 shares - None Issued  . . . . . . . . . . . . . . . . . . . . .            -0-          -0-
   Common Stock, par value - $1 per share
      Authorized - 450,000,000 shares
      Issued - 1995 - 122,834,816; 1994 - 122,627,303   . . . . . . . . . . . . . . . . . . .        122,835      122,627

Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,633          -0-

Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,508,446    1,403,538
                                                                                                   ---------    ---------

         TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,641,914    1,526,165
                                                                                                   ---------    ---------

                                                                                                  $2,181,626   $2,029,471
                                                                                                   =========    =========


See notes to consolidated condensed financial statements.

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                         Three Months Ended Sept. 30,           Nine Months Ended Sept. 30,
                                                         ----------------------------           ---------------------------

                                                              1995              1994               1995         1994
                                                              ----              ----               ----         ----

                                                                             (000 omitted except per share data)
Net sales . . . . . . . . . . . . . . . . . . . . . . .  $   1,362,481       $  1,268,417       $  3,952,423   $3,650,293
Cost of goods sold  . . . . . . . . . . . . . . . . . .        953,986            886,137          2,770,418    2,558,739
                                                               -------            -------          ---------    ---------
                                                               408,495            382,280          1,182,005    1,091,554
Selling, administrative & other expenses  . . . . . . .        281,302            262,732            817,617      752,494
                                                               -------            -------          ---------    ---------

Income before income taxes  . . . . . . . . . . . . . .        127,193            119,548            364,388      339,060
Income taxes  . . . . . . . . . . . . . . . . . . . . .         50,241             46,624            143,469      132,234
                                                               -------            -------          ---------    ---------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . .  $      76,952       $     72,924       $    220,919   $  206,826
                                                               =======            =======          =========    =========

Average common shares outstanding . . . . . . . . . . .        122,779            124,257            122,736      124,408
                                                               =======            =======          =========    =========

Net income per common share . . . . . . . . . . . . . .  $         .63       $        .59       $       1.80   $     1.66
                                                               =======            =======          =========    =========

Dividends declared per common share . . . . . . . . . .  $        .315       $      .2875       $       .945   $    .8625
                                                               =======            =======          =========    =========


See notes to consolidated condensed financial statements.

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                                                                    Nine Months
                                                                                                  Ended Sept. 30,
                                                                                                  ---------------

                                                                                                   (000 omitted)

Cash Provided By:
                                                                                                1995            1994
                                                                                                ----            ----
OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 220,919       $ 206,826
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        31,634          27,466
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,639           2,425
Changes in operating assets and liabilities:
  Trade accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (93,642)        (88,390)
  Merchandise inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (45,445)        (15,241)
  Trade accounts payable    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (8,890)         27,600
  Income taxes payable    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,569           3,460
  Other operating assets and liabilities    . . . . . . . . . . . . . . . . . . . . . . .        (8,982)          4,167
                                                                                                -------          ------

NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . .       100,802         168,313

INVESTING ACTIVITIES:
  Purchase of short-term investments, net of proceeds from sale and maturity  . . . . . .           -0-          29,221
  Purchase of property, plant and equipment   . . . . . . . . . . . . . . . . . . . . . .       (70,441)        (45,238)
  Other investing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (13,054)        (20,063)
                                                                                                -------          ------

NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . .       (83,495)        (36,080)

FINANCING ACTIVITIES:
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (112,577)       (104,520)
  Purchase of stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -0-         (42,633)
  Other financing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        42,783           2,641
                                                                                                -------          ------

NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . .       (69,794)       (144,512)
                                                                                                -------          ------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . .       (52,487)        (12,279)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . . .        82,410         123,231
                                                                                                -------          ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . .     $  29,923        $110,952
                                                                                                =======         =======


See notes to consolidated condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 1995, are not necessarily indicative of results for the entire year.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Genuine Parts Company (the "Company") reported record sales and earnings in the third quarter of 1995. Sales for the quarter were $1.4 billion, up 7% over the same period in 1994. Net income in the quarter advanced 6% to $77 million. On a per-share basis, net income in the quarter was $.63 versus $.59 in the same quarter of the prior year.

For the nine months ended September 30, 1995, sales totaled $4.0 billion, up 8% over the same period in 1994, while net income was $221 million, an increase of 7%. Earnings per share were $1.80 for the first nine months of 1995 and $1.66 for the same period in 1994.

Sales for the Automotive Parts Group advanced 4% for the quarter and 5% for the first nine months, reflecting moderate sales growth in the automotive aftermarket. Sales for the Industrial Parts Group increased 12% for the quarter and 15% for the nine months ended September 30, 1995, as industrial production remains strong in many industries. The Office Products Group was up 13% for the quarter and 11% for the nine month period, reflecting the success of innovative marketing programs, outstanding service levels and geographic expansion. Cost of goods sold increased slightly as a percentage of net sales over the same quarter the prior year. Selling, administrative and other expenses increased 7% for the quarter and 9% for the nine months. The percentage of selling, administrative and other expenses to net sales remained approximately the same for the quarter and the nine months.

The ratio of current assets to current liabilities remains very good at 3.7 to 1 and the Company's cash position is good.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following Exhibit is filed as part of this report:

         Exhibit 27    Financial Data Schedule (for SEC use only)

    (b) No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Genuine Parts Company
                                       ---------------------
                                       (Registrant)

Date  October 31, 1995                       /s/ Jerry W. Nix
      ----------------                 -----------------------------
                                       Jerry W. Nix
                                       Senior Vice President - Finance

                                           /s/ George W. Kalafut
                                       -------------------------------
                                       George W. Kalafut
                                       Executive Vice President - Finance and
                                       Administration (Principal Financial and
                                       Accounting Officer)