Form 10-K
period 1995-12-31
GENUINE PARTS CO
filed 1996-03-19
CIK 40987

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

(MARK ONE)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OF
            THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1995
                                      OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                          COMMISSION FILE NO. 1-5690

                             GENUINE PARTS COMPANY
             (Exact name of Registrant as specified in its Charter)

                   GEORGIA                                      58-0254510
           (State of Incorporation)                 (IRS Employer Identification No.)

                 2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA 30339
              (Address of Principal Executive Offices) (Zip Code)

      Registrant's telephone number, including area code: (770) 953-1700.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's Common Stock (based upon the closing sales price reported by the New York Stock Exchange and published in The Wall Street Journal for February 9, 1996) held by non-affiliates as of February 9, 1996 was approximately $5,000,416,444.

     The number of shares outstanding of Registrant's Common Stock, as of February 9, 1996: 121,869,968.

     Documents Incorporated by Reference:
     --Portions of the Annual Report to Shareholders for the fiscal year ended
       December 31, 1995, are incorporated by reference into Parts I and II. --Portions of the definitive proxy statement for the Annual Meeting of
       Shareholders to be held on April 15, 1996 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I.  ITEM I.  BUSINESS.

         Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts and office products. In 1995, business was conducted throughout most of the United States and in western Canada from more than 1250 operations. As used in this report, the "Company" refers to Genuine Parts Company and its subsidiaries, except as otherwise indicated by the context; and the terms "automotive parts" and "industrial parts" refer to replacement parts in each respective category.

Industry Segment Data. The following table sets forth the net sales, operating profit and identifiable assets for the fiscal years 1995, 1994 and 1993 attributable to each of the Company's groups of products which the Company believes indicate segments of its business. Sales to unaffiliated customers are the same as net sales.

                                                            1995            1994                 1993
                                                            ----            ----                 ----
         NET SALES                                                    (in thousands)
         ---------
         Automotive Parts                               $ 2,804,086      $ 2,693,961          $ 2,485,267
         Industrial Parts                                 1,509,566        1,317,495            1,153,371
         Office Products                                    948,252          846,959              745,656
                                                        -----------      -----------          -----------
           TOTAL NET SALES                              $ 5,261,904      $ 4,858,415          $ 4,384,294
                                                        ===========      ===========          ===========

         OPERATING PROFIT
         ----------------

         Automotive Parts                               $   307,726      $   304,164          $   282,791
         Industrial Parts                                   132,952          111,822               96,727
         Office Products                                     93,888           78,206               65,938
                                                        -----------      -----------          -----------
          TOTAL OPERATING PROFIT                            534,566          494,192              445,456
            Interest Expense                                 (3,419)          (1,321)              (1,584)
            Corporate Expense                               (25,939)         (22,854)             (20,405)
            Equity in Income                                  8,298            7,224                4,452
            Minority Interests                               (2,712)          (2,373)              (2,090)
                                                        -----------      -----------          -----------
          INCOME BEFORE
          INCOME TAXES                                  $   510,794       $  474,868           $  425,829
                                                        ===========      ===========          ===========

         IDENTIFIABLE ASSETS
         -------------------

         Automotive Parts                               $ 1,320,910      $ 1,223,416          $ 1,152,148
         Industrial Parts                                   482,067          404,647              370,633
         Office Products                                    360,456          308,817              283,479
                                                        -----------      -----------          -----------
          TOTAL IDENTIFIABLE ASSETS                       2,163,433        1,936,880            1,806,260
          Corporate Assets                                   18,631            5,950                6,731
          Equity Investments                                 92,068           86,641               57,765
                                                        -----------      -----------          -----------
             TOTAL ASSETS                               $ 2,274,132      $ 2,029,471          $ 1,870,756
                                                        ===========      ===========          ===========

         For additional information regarding industry data, see Page 27 of Annual Report to Shareholders for 1995.

         The majority of the Company's revenue, profitability and identifiable assets are attributable to the Company's operations in the United States. Revenue, profitability and identifiable assets in Canada and Mexico are not material. For additional information regarding foreign operations, see "Note 1 of Notes to Consolidated Financial Statements" on Page 23 of Annual Report to Shareholders for 1995.


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

Employees. As of December 31, 1995, the Company employed approximately 22,500 persons.

AUTOMOTIVE PARTS GROUP.

         The Automotive Parts Group, the largest division of the Company, distributes automotive replacement parts and accessory items. The Company is the largest member of the National Automotive Parts Association ("NAPA"), a voluntary trade association formed in 1925 to provide nationwide distribution of automotive parts. In addition to approximately 165,000 part numbers that are available, the Company, in conjunction with NAPA, offers complete inventory, accounting, cataloging, marketing, training and other programs in the automotive aftermarket.
         During 1995, the Company's Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores ("auto parts stores" or "NAPA Auto Parts stores") owned in the United States by Genuine Parts Company; automotive parts distribution centers and auto parts stores in western Canada owned and operated by UAP/NAPA Automotive Western Partnership ("UAP/NAPA"), a general partnership in which a wholly owned subsidiary of Genuine Parts Company owns a 49% interest; auto parts stores in the United States operated by corporations in which Genuine Parts Company owned a 51% interest; distribution centers owned by Balkamp, Inc., a majority-owned subsidiary; rebuilding plants owned by the Company and operated by its Rayloc division; and automotive parts distribution centers and auto parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. ("Auto Todo"), a joint venture company in which a wholly owned subsidiary of Genuine Parts Company owns a 49% interest.
         The Company's NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes small engines and replacement parts for farm equipment and heavy duty equipment. The Company's inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company's domestic automotive operations purchase from more than 150 different suppliers, approximately 76% of 1995 automotive inventories were purchased from 20 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers which has protected the Company from inventory obsolescence.

Distribution System. In 1995, Genuine Parts Company operated 64 domestic NAPA automotive parts distribution centers located in 38 states and 740 domestic company-owned NAPA Auto Parts stores located in 43 states. In August 1995, the Company's operations at the NAPA Normal, Illinois, Distribution Center were consolidated into the NAPA Chicago Distribution Center in Naperville, Illinois. The Normal facility was closed. In addition, at December 31, 1995, Genuine Parts Company owned a 51% interest in 61 corporations which operated 83 auto parts stores in 29 states.
         In Canada, Genuine Parts Company Ltd., a wholly-owned subsidiary, owns a 49% interest in UAP/NAPA which operated 9 automotive parts distribution centers and 115 auto parts stores located in the provinces of Alberta, British Columbia, Manitoba and Saskatchewan and in the Yukon Territories. In addition, the Company has an approximate 23% interest in UAP Inc., a publicly traded Canadian corporation, which owns the other 51% interest in UAP/NAPA and further engages in the distribution of automotive parts primarily in eastern Canada.
In Mexico, Auto Todo owns and operates 12 distribution centers and 27 auto parts stores. Auto Todo is not licensed to and does not use the NAPA(R) name in Mexico. The Company's investments in UAP/NAPA and Auto Todo are accounted for by the equity method of accounting.
         The Company's distribution centers serve approximately 5,000 independently owned NAPA Auto Parts stores located throughout the market areas served. NAPA Auto Parts stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, these auto parts stores account for
approximately   39% of the Company's total sales with no auto parts store or group of auto parts stores with individual or common ownership accounting for more than .4% of the total sales of the Company.

Products. Distribution centers carry approximately 165,000 different parts and related supply items. Each item is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers. Most orders are filled and shipped the same day as received. The majority of sales are on terms which require payment within 30 days of the statement date. The Company does not manufacture any of the products it distributes. The majority of products are distributed under the NAPA(R) name, a mark licensed to the Company by the National Automotive Parts Association.

Related Operations. A majority-owned subsidiary of Genuine Parts Company, Balkamp, Inc.("Balkamp"), distributes a wide variety of replacement parts and accessory items for passenger cars, heavy duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the approximately 20,000 part numbers which constitute the "Balkamp" line of products which are distributed to the members of the National Automotive Parts Association ("NAPA"). These products are categorized in 150 different product groups purchased from more than 600 suppliers. All Balkamp items are cataloged separately to provide single source convenience for NAPA customers. BALKAMP(R), a federally registered trademark owned by NAPA and licensed to Balkamp, is important to the sales and marketing promotions of the Balkamp organization. Balkamp has three distribution centers located in Indianapolis, Indiana, Greenwood, Mississippi, and West Jordan, Utah.
         The Company, through its Rayloc division, also operates six plants where certain small automotive parts are rebuilt. These products are distributed to the members of NAPA under the name Rayloc(R). Rayloc(R) is a mark licensed to the Company by the NAPA.

Segment Data. In the year ended December 31, 1995, sales from the Automotive Parts Group approximated 53% of the Company's net sales as compared to 56% in 1994 and 57% in 1993.

Service to NAPA Auto Parts Stores. The Company believes that the quality and the range of services provided to its auto parts customers constitute a significant part of its automotive parts distribution system. Such services include fast and frequent delivery, obsolescence protection, parts cataloging (including the use of computerized NAPA Auto Parts catalogues) and stock adjustment through a continuing parts classification system which allows auto parts customers to return certain merchandise on a scheduled basis. The Company offers its NAPA Auto Parts store customers various management aids, marketing aids and service on topics such as inventory control, cost analysis, accounting procedures, group insurance and retirement benefit plans, marketing conferences and seminars, sales and advertising manuals and training programs. Point of sale/inventory management is available through TAMS(R) (Total Automotive Management Systems), a computer system designed and developed by the Company for the NAPA Auto Parts store.
         In association with NAPA, the Company has developed and refined an inventory classification system to determine optimum distribution center and auto parts store inventory levels for automotive parts stocking based on automotive registrations, usage rates, production figures, technological advances and other similar factors. This system, which undergoes continuous analytical review, is an integral part of the Company's inventory control procedures and comprises an important feature of the inventory management services which the Company makes available to its NAPA Auto Parts store customers. Over the last 10 years, losses to the Company from obsolescence have been insignificant, and the Company attributes this to the successful operation of its classification system which involves product return privileges with most of its suppliers.

Competition. In the distribution of automotive parts, the Company competes with automobile manufacturers (some of which sell replacement parts for vehicles built by other manufacturers as well as those which they build themselves), automobile dealers, warehouse clubs and large automotive parts retail chains. In addition, the Company competes with the distributing outlets of parts manufacturers, oil companies, mass merchandisers, including national retail chains, and with other parts distributors and jobbers.

NAPA. The Company is a member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive replacement parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose members currently operate 72 distribution centers located throughout the United States, 63 of which are owned and operated by the Company. NAPA develops marketing concepts and programs which may be used by its members. It is not involved in the chain of distribution.
         Among the automotive lines which each NAPA member purchases and distributes are certain lines designated, cataloged, advertised and promoted as "NAPA" lines. The members are not required to purchase any specific quantity of parts so designated and may, and do, purchase competitive lines from other supply sources.
         The Company and the other NAPA members use the federally registered trademark NAPA(R) as part of the trade name of their distribution centers and jobbing stores. The Company contributes to NAPA's national advertising which is designed to increase public recognition of the "NAPA" name and to promote "NAPA" product lines.
         The Company is a party, together with other members of NAPA and NAPA itself, to a consent decree entered by the Federal District Court in Detroit, Michigan, on May 4, 1954. The consent decree enjoins certain practices under the federal antitrust laws, including the use of exclusive agreements with manufacturers of automotive parts, allocation or division of territories among several NAPA members, fixing of prices or terms of sale for such parts among such members, and agreements to adhere to any uniform policy in selecting parts customers or determining the number and location of, or arrangements with, auto parts customers.

INDUSTRIAL PARTS GROUP

         The Industrial Parts Group distributes industrial replacement parts and related supplies. This Group distributes industrial bearings and fluid transmission equipment, including hydraulic and pneumatic products, material handling components, agricultural and irrigation equipment and their related supplies.
         In 1995, the Company distributed industrial parts in the United States through Motion Industries, Inc. ("Motion"), headquartered in Birmingham, Alabama, and Berry Bearing Company ("Berry Bearing"), headquartered in Chicago, Illinois. Motion and Berry Bearing are wholly owned subsidiaries of the Genuine Parts Company. In Canada, industrial parts are distributed by Oliver Industrial Supply Ltd., a wholly owned subsidiary of Genuine Parts Holdings Ltd., headquartered in Lethbridge, Alberta. Genuine Parts Holdings Ltd. is a wholly owned subsidiary of the Company.
         On June 9, 1995, September 30, 1995, and October 31, 1995 the Company completed the acquisitions of Midcap Bearing Corporation, Power Drives & Bearings, Inc., and Atlantic/Tracy, Inc., respectively. Midcap Bearing Corporation is a distributor of bearings and mechanical, electrical and fluid power components headquartered in San Antonio, Texas, and the operator of 17 branches in Texas and New Mexico. Power Drives & Bearings, Inc. is headquartered in Omaha, Nebraska, and operates 6 branches. Atlantic/Tracy, Inc. is headquartered in Somerville, Massachusetts, and operates 11 branches. All three companies distribute products similar to those distributed by the Company's Industrial Parts Group and all three companies have been merged into the

Company's Motion Industries, Inc. subsidiary.
         As of December 31, 1995, the Group served more than 150,000 customers in all types of industries located throughout the United States, and in Canada, principally in the Provinces of Alberta, Manitoba and Saskatchewan.

Distribution System. In the United States, the Industrial Parts Group operates 5 distribution centers, two re-distribution centers, 10 service centers for fluid power and special hose applications and over 370 branches. Distribution centers stock and distribute more than 200,000 different items purchased from over 250 different suppliers. The Group's re-distribution centers serve as collection points for excess inventory collected from its branches for re-distribution to those branches which need the inventory. Approximately 50% of 1995 total industrial purchases were made from 15 major suppliers. Sales are generated from the Group's branches located in 43 states, each of which has warehouse facilities, which stock significant amounts of inventory representative of the lines of products used by customers in the respective market area served.
         In Canada, Oliver Industrial Supply Ltd. ("Oliver") operates an industrial parts and agricultural supply distribution center for its seven branches serving the industrial and agricultural markets of Alberta, British Columbia, Manitoba and Saskatchewan in western Canada. In addition to industrial parts and agricultural supplies, Oliver distributes irrigation systems and related supplies.

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

Segment Data. In the year ended December 31, 1995, sales from the Company's Industrial Parts Group approximated 29% of the Company's net sales as compared to 27% in 1994 and 26% in 1993.

Competition. The Industrial Parts Group competes with other distributors specializing in the distribution of such items, as well as with general line distributors. To a lesser extent, the Group competes with manufacturers that sell directly to the customer.


OFFICE PRODUCTS GROUP

         The Office Products Group, through S. P. Richards Company ("S.P. Richards"), a wholly owned subsidiary of Genuine Parts Company headquartered in Atlanta, Georgia, is engaged in the wholesale distribution of a broad line of office products which are used in the daily operation of businesses, schools, offices and institutions. Office products fall into the general categories of computer supplies, office machines, general office supplies, janitorial supplies, breakroom supplies, and office furniture. Lesker Office Furniture, a furniture only wholesaler acquired in 1993, operates from 5 branches in the Northeast. In 1995, a new Lesker branch was opened in New England. On May 22, 1995, the Company completed the acquisition of Horizon USA Data Supplies, Inc. Horizon USA Data Supplies, Inc., is a computer supplies distributor headquartered in Reno,

Nevada with three locations.
         The Group distributes computer supplies including diskettes, printer supplies, printout paper and printout binders; office furniture to include desks, credenzas, chairs, chair mats, partitions, files and computer furniture; office machines to include telephones, answering machines, calculators, typewriters, shredders and copiers; and general office supplies to include copier supplies, desk accessories, business forms, accounting supplies, binders, report covers, writing instruments, note pads, envelopes, secretarial supplies, mailroom supplies, filing supplies, art/drafting supplies, janitorial supplies, breakroom supplies and audio visual supplies.
         The Office Products Group distributes more than 20,000 items to over 6,000 office supply dealers from 43 distribution centers located in 30 states. The newest distribution center opened in 1995 in Pittsburgh, Pennsylvania. Approximately 53% of 1995 total office products purchases were made from 14 major suppliers.
         The Office Products Group sells to qualified resellers of office products. Customers are offered comprehensive marketing programs which include flyers, other promotional material and personalized product catalogs. The marketing programs are supported by all the Group's distribution centers which stock all cataloged products and have the capability to provide overnight delivery.
         While many recognized brand-name items are carried in inventory, S. P. Richards Company also markets items produced for it under its own SPARCO(R) brand name, as well as its NATURE SAVER(R) brand of recycled products.

Segment Data. In the year ended December 31, 1995, sales from the Company's Office Products Group approximated 18% of the Company's net sales as compared to 17% in 1994 and in 1993.

Competition. In the distribution of office supplies to retail dealers, S. P. Richards competes with many other wholesale distributors as well as with manufacturers of office products and large national retail chains.

                                * * * * * * * *


Executive Officers of the Company. The table below sets forth the name and age of each person deemed to be an executive officer of the Company as of February 19, 1996, the position or office held by each and the period during which each has served as such. Each executive officer is elected by the Board of Directors and serves at the pleasure of the Board of Directors until his successor has been elected and has qualified, or until his earlier death, resignation, removal, retirement or disqualification.

                                                                                              Year First
                                                                                               Assumed
Name                       Age    Position of Office                                           Position
----                       ---    ------------------                                           ----------
Larry L. Prince            57    Chairman of the Board of Directors
                                   and Chief Executive Officer                                  1990/1989
Thomas C. Gallagher        48    President and Chief Operating Officer                             1990
George W. Kalafut          62    Executive Vice President-Finance and
                                   Administration *                                                1991
John J. Scalley            65    Executive Vice President                                          1986
Keith M. Bealmear          49    Group Vice President                                              1994
Robert J. Breci            60    Group Vice President                                              1987
Albert T. Donnon, Jr       48    Group Vice President                                              1993
Louis W. Rice, Jr          69    Senior Vice President-Personnel                                   1981


                 * Also serves as the Company's Principal Financial Officer.

         All executive officers have been employed by and have served as officers of the Company for at least the last five years.

ITEM 2.  PROPERTIES.

         The Company's headquarters are located in one of two adjacent office buildings owned by Genuine Parts Company in Atlanta, Georgia.

         The Company's Automotive Parts Group currently operates 63 NAPA Distribution Centers in the United States distributed among nine geographic divisions. More than 90% of the distribution center properties are owned by the Company. At December 31, 1995, the Company owned 740 NAPA Auto Parts
stores located in   43 states, and Genuine Parts Company owned a 51% interest
in 83 auto parts stores located in 29 states. Other than NAPA Auto Parts stores located within Company owned distribution centers, most of the auto parts stores were operated in leased facilities. In addition, UAP/NAPA, in which Genuine Parts Company owns a 49% interest, operated 115 auto parts stores in Western Canada. The Company's Automotive Parts Group also operates three Balkamp distribution centers, six Rayloc rebuilding plants, two transfer and shipping facilities and a Rayloc warehouse.

         The Company's Industrial Parts Group, operating through Motion and Berry Bearing Company, operates 5 distribution centers, 2 re-distribution centers, 10 service centers and over 370 branches. Approximately 80% of these branches are operated in leased facilities. In addition, the Industrial Parts Group operates an industrial parts and agricultural supply distribution center in Western Canada for its 7 branches of which approximately 85% are operated in leased facilities.

         The Company's Office Products Group operates 43 distribution centers in the United States distributed among the Group's six geographic divisions. Approximately 75% of these distribution centers are operated in leased facilities.

         For additional information regarding rental expense on leased properties, see "Note 4 of Notes to Consolidated Financial Statements" on Page 24 of Annual Report to Shareholders for 1995.


ITEM 3.  LEGAL PROCEEDINGS.

                 Not Applicable.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 Not Applicable.


PART II.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
         HOLDER MATTERS.

                 Information required by this item is set forth under the heading "Market and Dividend Information" on Page 18 of Annual Report to Shareholders for the year ended December 31, 1995, and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

                 Information required by this item is set forth under the heading "Selected Financial Data" on Page 18 of Annual Report to Shareholders for the year ended December 31, 1995, and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

                 Information required by this item is set forth under the heading "Management's Discussion and Analysis" on Page 26 of Annual Report to Shareholders for the year ended December 31, 1995, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 Information required by this item is set forth in the consolidated financial statements on Pages 20 through 25 and Page 27, in "Report of Independent Auditors" on Page 19, and under the heading "Quarterly Results of Operations" on Page 26, of the Annual Report to Shareholders for the year ended December 31, 1995, and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 Not Applicable.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 Information required by this item is set forth under the headings "Nominees for Director" and "Members of the Board of Directors Continuing in Office" on Pages 2 through 4 of the definitive proxy statement for the Company's Annual Meeting to be held on April 15, 1996, and is incorporated herein by reference. Certain information about Executive Officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

                 Information required by this item is set forth under the heading "Executive Compensation and Other Benefits" on Pages 6 through 8, and under the headings "Compensation Committee Interlocks and Insider Participation", "Compensation Pursuant to Plans" and "Termination of Employment and Change of Control Arrangements" on Pages 11 through 14 of the definitive proxy statement for the Company's Annual Meeting to be held on April 15, 1996, and is incorporated herein by reference. In no event shall the information contained in the definitive proxy statement for the Company's 1996 Annual Meeting on Pages 9 through 11 under the heading "Compensation and Stock Option Committee Report on Executive Compensation" or on Pages 15 and 16 under the heading "Performance Graph" be incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                 Information required by this item is set forth under the headings "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership of Management" on Pages 4, 5, and 6 of the definitive proxy statement for the Company's Annual Meeting to be held on April 15, 1996, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 Information required by this item is set forth under the heading "Certain Relationships and Related Transactions" on Page 16 of the definitive proxy statement for the Company's Annual Meeting to be held on April 15, 1996, and is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                 (a)      (1) and (2)  The response to this portion of Item 14 is submitted as a separate section of this report.

                          (3)  The following Exhibits are filed as part of this report in Item 14(c):

                          Exhibit 3.1         Restated Articles of Incorporation of the Company, dated as of April 18,
                                              1988, and as amended April 17, 1989 and amendments to the Restated
                                              Articles of Incorporation of the Company, dated as of November 20, 1989 and
                                              April 18, 1994.  (Incorporated herein by reference from the Company's
                                              Annual Report on Form 10-K, dated March 3, 1995).

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

                          Exhibit 4.2         Specimen Common Stock Certificate. (Incorporated herein by reference from the Company's Registration Statement on Form S-1, Registration No. 33-
                                              63874).

                          Exhibit 10.1 *      1988 Stock Option Plan.  (Incorporated herein by reference from the
                                              Company's Annual Meeting Proxy Statement, dated March 9, 1988).

                          Exhibit 10.2 *      Form of Amendment to Deferred Compensation Agreement, adopted February 13,
                                              1989, between the Company and certain executive officers of the Company.
                                              (Incorporated herein by reference from the Company's Annual Report on Form
                                              10-K, dated March 15, 1989).

                          Exhibit 10.3 *      Form of Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company providing for a supplemental employee benefit upon a change in control of the Company. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated
                                              March 15, 1989).

                          Exhibit 10.4 *      Genuine Parts Company Supplemental Retirement Plan, effective January 1,
                                              1991.  (Incorporated herein by reference from the


                                                -10-

                                              Company's Annual Report on Form 10-K, dated March 8, 1991).

                          Exhibit 10.5 *      1992 Stock Option and Incentive Plan, effective April 20, 1992.
                                              (Incorporated herein by reference from the Company's Annual Meeting Proxy
                                              Statement, dated March 6, 1992).

                          Exhibit 10.6 *      Restricted Stock Agreement dated March 31, 1994, between the Company and
                                              Larry L. Prince. (Incorporated herein by reference from the Company's Form
                                              10-Q, dated May 6, 1994).

                          Exhibit 10.7 *      Restricted Stock Agreement dated March 31, 1994, between the Company and
                                              Thomas C. Gallagher. (Incorporated herein by reference from the Company's
                                              Form 10-Q, dated May 6, 1994).

                          Exhibit 10.8 *      The Genuine Parts Company Restated Tax-Deferred Savings Plan, January 1,
                                              1993.  (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 3, 1995).

                          Exhibit 10.9 *      Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan,
                                              effective January 1, 1995. (Incorporated herein by reference from the
                                              Company's Annual Report on Form 10-K, dated March 3, 1995).

                          Exhibit 10.10 *     Genuine Partnership Plan, as amended and restated January 1, 1994.
                                              (Incorporated herein by reference from the Company's Annual Report on Form
                                              10-K, dated March 3, 1995).

                          Exhibit 10.11 *     Genuine Parts Company Pension Plan, as amended and restated effective
                                              January 1, 1989.  (Incorporated herein by reference from the Company's
                                              Annual Report on Form 10-K, dated March 3, 1995).

                          Exhibit 10.12 *     Amendment No. 1 to the Genuine Partnership Plan, effective September 1,
                                              1995.

                          Exhibit 10.13 *     Amendment No. 1 to the Genuine Parts Company Pension Plan, effective April
                                              1, 1995.

                          Exhibit 10.14 *     Amendment No. 2 to the Genuine Parts Company Pension Plan, dated September
                                              28, 1995, effective January 1, 1995.

                 *        Indicates executive compensation plans and arrangements

                          Exhibit 13          The following sections and pages of the 1995 Annual Report to
                                              Shareholders:



                                              -   Selected Financial Data on Page 18
                                              -   Market and Dividend Information on Page 18
                                              -   Report of Independent Auditors on Page 19
                                              -   Consolidated Financial Statements and Notes to
                                                  Consolidated Financial Statements on Pages 20-25
                                              -   Management's Discussion and Analysis on Page 26
                                              -   Quarterly Results of Operations on Page 26
                                              -   Industry Data on Page 27

                          Exhibit 21          Subsidiaries of the Company

                          Exhibit 23          Consent of Independent Auditors

                          Exhibit 27          Financial Data Schedule (for SEC use only)

         (b)     Reports on Form 8-K.  No reports on Form 8-K were filed by the Registrant during the last quarter of
                 -------------------
                 the fiscal year.


         (c)     Exhibits.  The response to this portion of Item 14 is submitted as a separate section of this report.
                 --------


         (d)     Financial Statement Schedules.  The response to this portion of Item 14 is submitted as a separate
                 -----------------------------
                 section of this report.



SIGNATURES.

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUINE PARTS COMPANY



/s/Larry L. Prince             3/7/96       /s/George W. Kalafut          3/7/96
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





/s/ Bradley Currey, Jr.       2/19/96      /s/ Larry L. Prince          2/19/96
-------------------------------------      ------------------------------------
Bradley Currey, Jr.            (Date)      Larry L. Prince               (Date)
Director                                   Director
                                           Chairman of the Board and
                                           Chief Executive Officer


/s/ Jean Douville             2/19/96      /s/ John J. Scalley          2/19/96
-------------------------------------      ------------------------------------
Jean Douville                  (Date)      John J. Scalley               (Date)
Director                                   Director
Chairman of the Board and                  Executive Vice President
Chief Executive Officer UAP Inc.




/s/ Thomas C. Gallagher       2/19/96      /s/ Alana S. Shepherd        2/19/96
-------------------------------------      ------------------------------------
Thomas C. Gallagher            (Date)      Alana S. Shepherd             (Date)
Director                                   Director
President and Chief Operating Officer





/s/ J. Hicks Lanier           2/19/96      /s/ Lawrence G. Steiner      2/19/96
-------------------------------------      ------------------------------------
J. Hicks Lanier                (Date)      Lawrence G. Steiner           (Date)
Director                                   Director





                                           /s/ James B. Williams        2/19/96
------------------------------------       ------------------------------------
Gardner E. Larned             (Date)       James B. Williams             (Date)
Director                                   Director
Chairman of the Board
Berry Bearing Company






------------------------------------
William A. Parker             (Date)
Director


                         Annual Report on Form 10-K

                     Item 14(a)(1) and (2), (c) and (d)

                        List of Financial Statements

                              Certain Exhibits

                        Year ended December 31, 1995

                            Genuine Parts Company

                              Atlanta, Georgia

Form 10-K - Item 14(a)(1) and (2)

Genuine Parts Company and Subsidiaries

Index of Financial Statements

The following consolidated financial statements of Genuine Parts Company and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1995, are incorporated by reference in Item 8:

     Consolidated balance sheets - December 31, 1995 and 1994

     Consolidated statements of income - Years ended December 31, 1995, 1994, and 1993

     Consolidated statements of shareholders' equity - Years ended December 31, 1995, 1994, and 1993

     Consolidated statements of cash flows - Years ended December 31, 1995, 1994, and 1993

     Notes to consolidated financial statements - December 31, 1995

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

                         ANNUAL REPORT ON FORM 10-K

                                ITEM 14(a)(3)

                              LIST OF EXHIBITS



The following Exhibits are filed as a part of this Report:



10.12* Amendment No. 1 to the Genuine Partnership Plan, effective September 1, 1995.

10.13* Amendment No. 1 to the Genuine Parts Company Pension Plan, effective April 1, 1995.

10.14* Amendment No. 2 to the Genuine Parts Company Pension Plan, dated September 28, 1995, effective January 1, 1995.

13     The following Sections and Pages of the Annual Report to Shareholders for
       1995:

                 - Selected Financial Data on Page 18
                 - Common Stock Market and Dividend Information
                   on Page 18
                 - Report of Independent Auditors on Page 19
                 - Consolidated Financial Statements and Notes to Consolidated
                   Financial Statements on Pages 20-25
                 - Management's Discussion and Analysis of Financial Condition
                   and Results of Operations on Page 26
                 - Quarterly Results of Operations on Page 26
                 - Industry Data on Page 27

21      Subsidiaries of the Company

23      Consent of Independent Accountants

27      Financial Data Schedule (for SEC use only)


The following Exhibits are incorporated by reference as set forth in Item 14 on pages 10 and 11 of this Form 10-K:

         - 3.1            Restated Articles of Incorporation of the Company, dated as of April 18, 1988, and as amended
                          April 17, 1989 and amendments to the Restated Articles of Incorporation of the Company, dated as of November 20, 1989 and April 18, 1994.
         - 3.2            By-laws of the Company, as amended.
         - 4.1            Shareholder Protection Rights Agreement, dated as of November 20, 1989, between the Company and
                          Trust Company Bank, as Rights Agent.
         - 4.2            Specimen Common Stock Certificate.  (Incorporated herein by reference from the Company's
                          Registration Statement on Form S-1, Registration No. 33-63874).
         - 10.1*          1988 Stock Option Plan.
         - 10.2*          Form of Amendment to Deferred Compensation Agreement adopted February 13, 1989, between the
                          Company and certain executive officers of the Company.
         - 10.3*          Form of Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company providing for a supplemental employee benefit upon a change in control of the
                          Company.

         - 10.4*          Genuine Parts Company Supplemental Retirement Plan,
                          effective January 1, 1991.
         - 10.5*          1992 Stock Option and Incentive Plan, effective
                          April 20, 1992.
         - 10.6*          Restricted Stock Agreement dated March 31, 1994, between the
                          Company and Larry L. Prince.
         - 10.7*          Restricted Stock Agreement dated March 31, 1994, between the
                          Company and Thomas C. Gallagher.
         - 10.8*          The Genuine Parts Company Restated Tax-Deferred Savings Plan,
                          effective January 1, 1993
         - 10.9 *         Amendment No. 2 to the Genuine Parts Company Supplemental
                          Retirement Plan, effective January 1,
                          1995.
         - 10.10*         Genuine Partnership Plan, as amended and restated January 1,
                          1994.
         - 10.11*         Genuine Parts Company Pension Plan, as amended and restated
                          effective January 1, 1989.

                       *  Indicates executive compensation plans and arrangements