Form 10-Q
period 1996-03-31
GENUINE PARTS CO
filed 1996-04-30
CIK 40987

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                       ----------------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934



For the Quarterly Period Ended March 31, 1996     Commission File Number 1-5690
                              -----------------                         -------


                             GENUINE PARTS COMPANY
                             ---------------------
             (Exact name of registrant as specified in its charter)



                  GEORGIA                                    58-0254510
                  -------                                    ----------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)



  2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA                       30339
  ----------------------------------------                       -----
 (Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code           (770) 953-1700
                                                             --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X     No
                                                   ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (the close of the period covered by this report).




                                 121,759,614
                               ---------------
                          (Shares of Common Stock)

                                                                       FORM 10-Q

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                     GENUINE PARTS COMPANY and SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          ASSETS                                    Mar. 31,     Dec. 31,
                                                          ------                                      1996         1995
                                                                                                      ----         ----
                                                                                                   (Unaudited)
                                                                                                        (in thousands)
CURRENT ASSETS
- --------------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     73,679       44,254

Trade accounts receivable, less allowance
for doubtful accounts (1996 - $6,650; 1995 - $ 2,104) . . . . . . . . . . . . . . . . . . . .        631,384      565,305

Inventories - at lower of cost (substantially last-in,
first-out method) or market . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,120,315    1,127,456

Prepaid and other current accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,948       26,946
                                                                                                ------------  -----------

         TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,846,326    1,763,961

Investments and other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        208,653      206,932

Total property, plant and equipment, less allowance
for depreciation (1996 - $ 217,065; 1995 - $209,797 ) . . . . . . . . . . . . . . . . . . . .        309,695      303,239
                                                                                                ------------  -----------

                                                                                                $  2,364,674  $ 2,274,132
                                                                                                ============  ===========



                                           LIABILITIES AND SHAREHOLDERS' EQUITY
                                           ------------------------------------

CURRENT LIABILITIES
- -------------------

Accounts and notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    397,404  $   376,704


Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         48,495        1,807

Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         40,828       38,401

Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         54,815       58,612
                                                                                                      ------       ------

         TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        541,542      475,524

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         60,550       60,607

Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         58,690       58,690

Minority interests in subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29,277       28,429

SHAREHOLDERS' EQUITY
- --------------------

Stated capital:
   Preferred Stock, par value - $1 per share
      Authorized - 10,000,000 shares - None Issued  . . . . . . . . . . . . . . . . . . . . .            -0-          -0-
   Common Stock, par value - $1 per share
      Authorized - 450,000,000 shares
      Issued - 1996 - 121,759,614; 1995 -  121,913,040  . . . . . . . . . . . . . . . . . . .        121,760      121,913

Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,182          -0-

Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,547,673    1,528,969
                                                                                                ------------  -----------
         TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,674,615    1,650,882
                                                                                                ------------  -----------
                                                                                                $  2,364,674  $ 2,274,132
                                                                                                ============  ===========

See notes to condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                                                                Three Months Ended March 31,
                                                                                                  1996               1995
                                                                                                  ----               ----
                                                                                              (000 omitted except per share data)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,399,922   $1,281,230

Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        990,302      898,676
                                                                                                ------------     --------
                                                                                                     409,620      382,554
Selling, administrative & other expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .        287,514      269,008
                                                                                                ------------     --------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        122,106      113,546
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         48,232       44,510
                                                                                                ------------     --------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     73,874     $ 69,036
                                                                                                ============     ========



Average common shares outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        121,809      122,671
                                                                                                ============     ========

Net income per common share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        .61     $    .56
                                                                                                ============     ========

Dividends declared per common share . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       .335     $   .315
                                                                                                ============     ========


See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                                                                      Three Months
                                                                                                      Ended Mar. 31,
                                                                                                      --------------

                                                                                                       (000 omitted)
Cash Provided By:

                                                                                                      1996         1995
                                                                                                      ----         ----
OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   73,874   $   69,036
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,740       10,395
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          848          804
    Changes in operating assets and liabilities:
      Trade accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (66,079)     (69,726)
      Merchandise inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,141        7,912
      Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       40,700      (28,332)
      Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       46,688       38,710
      Other operating assets and liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .        2,154      (12,528)
                                                                                                  ----------   ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .      117,066       16,271

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment   . . . . . . . . . . . . . . . . . . . . . . . . .      (20,550)     (23,726)
  Other investing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,019       (1,922)
                                                                                                  ----------   ----------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (15,531)     (25,648)

FINANCING ACTIVITIES:
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (38,401)     (35,246)
  Purchase of stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (14,342)         -0-
  Other financing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (19,367)       2,300
                                                                                                  ----------   ----------

NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (72,110)     (32,946)
                                                                                                  ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . . . .       29,425      (42,323)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . .       44,254       82,410
                                                                                                  ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . . .   $   73,679    $  40,087
                                                                                                  ==========    =========

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of results for the entire year.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Genuine Parts Company (the "Company") reported record sales and earnings in the first quarter of 1996. Sales for the quarter were $1.4 billion, up 9% over the same period in 1995. Net income in the quarter advanced 7% to $73.9 million. On a per-share basis, net income in the quarter was 61 cents versus 56 cents in the same quarter of the prior year.

All three business segments reflected good sales progress in the first quarter. The Automotive Parts Group advanced its sales by 7% over the first quarter of 1995 reflecting that the NAPA growth initiatives are working well and increased market share. The Industrial Parts Group had an excellent quarter with sales advancing an impressive 11% over the same quarter last year. The Industrial Group benefited from geographic expansion and strong industrial production during the quarter. S.P. Richards Company, the Office Products Group, continues to move steadily forward and posted a sales gain of 13% for the quarter, reflecting continued geographic expansion and increased market share.

The ratio of current assets to current liabilities remains very good at 3.4 to 1 and the Company's cash position is good.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibit is filed as part of this report:

           Exhibit 27 Financial Data Schedule (for SEC use only).

    (b) No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Genuine Parts Company
                                 ---------------------
                                 (Registrant)


Date  April 30, 1996             /s/ Jerry Nix
     ---------------             -------------
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