Form 10-Q
period 1996-06-30
GENUINE PARTS CO
filed 1996-07-30
CIK 40987

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                       ==================================


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934



For the Quarterly Period Ended June 30, 1996       Commission File Number 1-5690
                               -------------                              ------


                             GENUINE PARTS COMPANY
                             ---------------------
             (Exact name of registrant as specified in its charter)



                  GEORGIA                                        58-0254510
                  -------                                        ----------
     (State or other jurisdiction of                          (I.R.S. Employer
       incorporation or organization)                       Identification No.)



2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA                           30339
- ----------------------------------------                           -----
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code             (770)953-1700
                                                               -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X  No
                                                  ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (the close of the period covered by this report).




                                  121,207,364
                                  -----------
                            (Shares of Common Stock)

                                                                     FORM 10-Q

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                     GENUINE PARTS COMPANY and SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          ASSETS                              June 30,          Dec. 31,
                                                          ------                                1996              1995
                                                                                                ----              ----
                                                                                                    (Unaudited)
                                                                                                   (in thousands)
CURRENT ASSETS
- --------------

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    60,522       $   44,254

Trade accounts receivable, less allowance
for doubtful accounts (1996 - $6,163; 1995 - $2,104)  . . . . . . . . . . . . . . . . .         647,506          565,305

Inventories - at lower of cost (substantially last-in,
first-out method) or market . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,139,583        1,127,456

Prepaid and other current accounts  . . . . . . . . . . . . . . . . . . . . . . . . . .          22,662           26,946
                                                                                            -----------       ----------

    TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,870,273        1,763,961

Investments and other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         212,013          206,932

Total property, plant and equipment, less allowance
for depreciation (1996 - $224,570; 1995 - $209,797) . . . . . . . . . . . . . . . . . .         317,624          303,239
                                                                                            -----------       ----------

                                                                                            $ 2,399,910       $2,274,132
                                                                                            ===========       ==========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
                                           ------------------------------------

CURRENT LIABILITIES
- -------------------

Accounts payable and notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . .     $   448,715       $  376,704

Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,808            1,807

Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          40,636           38,401

Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          50,655           58,612
                                                                                            -----------       ----------

    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         560,814          475,524

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          60,540           60,607

Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          58,691           58,690

Minority interests in subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . . .          30,513           28,429

SHAREHOLDERS' EQUITY
- --------------------

Stated capital:
   Preferred Stock, par value - $1 per share
      Authorized - 10,000,000 shares - None Issued  . . . . . . . . . . . . . . . . . .            -0-              -0-
   Common Stock, par value - $1 per share
      Authorized - 450,000,000 shares
      Issued - 1996 - 121,207,364; 1995 - 121,913,040 . . . . . . . . . . . . . . . . .         121,207          121,913

Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,179              -0-

Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,561,966        1,528,969
                                                                                            -----------       ----------
         TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . . .         1,689,352        1,650,882
                                                                                            -----------       ----------
                                                                                            $ 2,399,910       $2,274,132
                                                                                            ===========       ==========

See notes to condensed consolidated financial statements.

                                                                      FORM 10-Q

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                             Three Months Ended June 30,         Six Months Ended June 30,
                                                             ---------------------------         -------------------------
                                                               1996               1995             1996            1995
                                                               ----               ----             ----            ----
                                                                             (000 omitted except per share data)
Net sales . . . . . . . . . . . . . . . . . . . . . . .  $   1,444,873       $  1,308,712       $  2,844,795    $2,589,942
Cost of goods sold  . . . . . . . . . . . . . . . . . .      1,020,932            917,756          2,011,234     1,816,432
                                                             ---------          ---------          ---------     ---------
                                                               423,941            390,956            833,561       773,510
Selling, administrative & other expenses  . . . . . . .        290,366            267,307            577,880       536,315
                                                             ---------          ---------          ---------     ---------

Income before income taxes  . . . . . . . . . . . . . .        133,575            123,649            255,681       237,195
Income taxes  . . . . . . . . . . . . . . . . . . . . .         52,762             48,718            100,994        93,228
                                                             ---------          ---------          ---------     ---------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . .  $      80,813       $     74,931       $    154,687    $  143,967
                                                             =========          =========          =========     =========

Average common shares outstanding . . . . . . . . . . .        121,402            122,758            121,604       122,715
                                                             =========          =========          =========     =========
Net income per common share . . . . . . . . . . . . . .  $         .67       $        .61       $       1.27    $     1.17
                                                             =========          =========          =========     =========

Dividends declared per common share . . . . . . . . . .  $        .335       $       .315       $        .67    $      .63
                                                             =========          =========          =========     =========


See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                                                                        Six Months
                                                                                                       Ended June 30,
                                                                                                       --------------

                                                                                                       (000 omitted)
Cash Provided By:
                                                                                                     1996         1995
                                                                                                     ----         ----
OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $154,687      $ 143,967
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23,559         20,634
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,084          1,585
    Changes in operating assets and liabilities:
    Trade accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (82,201)       (81,816)
    Merchandise inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (12,127)       (21,196)
    Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  112,011        (36,480)
    Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19,001          2,639
    Other operating assets and liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,720)       (11,441)
                                                                                                  --------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  213,294         17,892

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment   . . . . . . . . . . . . . . . . . . . . . . . . . .  (41,473)       (43,256)
  Other investing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,551)       (13,566)
                                                                                                  --------      ---------

NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (43,024)       (56,822)

FINANCING ACTIVITIES:
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (79,189)       (73,905)
  Purchase of stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (40,266)           -0-
  Other financing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (34,547)        63,130
                                                                                                  --------      ---------

NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (154,002)       (10,775)
                                                                                                  --------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . . . . .   16,268        (49,705)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . .   44,254         82,410
                                                                                                  --------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 60,522      $  32,705
                                                                                                  ========      =========


See notes to condensed consolidated financial statements.

                                                                      FORM 10-Q


NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of results for the entire year.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Genuine Parts Company (the "Company") reported record sales and earnings in the second quarter of 1996. Sales for the quarter were $1.4 billion, up 10% over the same period in 1995. Net income in the quarter advanced 8% to $80.8 million. On a per-share basis, net income in the quarter was $.67 versus $.61 in the same quarter of the prior year.

For the six months ended, June 30, 1996, sales totaled $2.8 billion, up 10% over the first half of 1995, while net income was $155 million, an increase of 7.5%. Earnings per share were $1.27 for the first six months of 1996 and $1.17 for the same period in 1995.

Sales for the Automotive Parts Group advanced 8% for the quarter and 7% for the first six months, reflecting increased demand attributed to ongoing NAPA marketing programs and favorable fundamentals such as vehicle age and usage levels. Sales for the Industrial Parts Group increased 13% for the quarter and 12% for the six months ended June 30, 1996, as industrial production continues at a healthy level with high capacity utilization in many industries. The Office Products Group was up 15% for the quarter and 14% for the six month period, reflecting a response to innovative marketing programs, outstanding service levels and geographic expansion. Cost of goods sold increased slightly as a percentage of net sales over the same quarter the prior year. Selling, administrative and other expenses increased 9% for the quarter and 8% for the six months. The percentage of selling, administrative and other expenses to net sales decreased slightly, due mostly to improved expense control.

The ratio of current assets to current liabilities remains very good at 3.3 to 1 and the Company's cash position is good.

PART II - OTHER INFORMATION

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1996 Annual Meeting of Shareholders of the Company was held on April 15, 1996, pursuant to notice given to shareholders of record on February 9, 1996, at which date there were 121,869,968 shares of Common Stock outstanding. At the Annual Meeting, the shareholders elected four Class I directors with terms to expire at the 1999 Annual Meeting. As to the following named individuals, the holders of 103,842,640 shares of the Company's Common Stock voted in favor of their election, the holders of 1,383,767 shares withheld authority for their election.

         Class I
         -------
         Bradley Currey, Jr.
         Robert P. Forrestal
         Thomas C. Gallagher
         Lawrence G. Steiner

The following individual's term of office as a director continued after the Annual Meeting:

         Class II                                  Class III
         --------                                  ---------
         William A. Parker, Jr.                    Jean Douville
         John J. Scalley                           J. Hicks Lanier
         James B. Williams                         Larry L. Prince
                                                   Alana S. Shepherd

                                                                      FORM 10-Q


The shareholders also ratified the selection of Ernst & Young LLP as independent auditors of the Company for 1996. The holders of 105,033,097 shares of Common Stock voted in favor of the ratification, holders of 48,824 shares voted against, holders of 144,486 shares abstained, and there were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibits are filed as part of this report:

         Exhibit 3.1 Restated Articles of Incorporation of the Company
                     (incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 3, 1995).

         Exhibit 3.2 Bylaws of the Company, as amended (incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 5, 1993).

         Exhibit 27  Financial Data Schedule (for SEC use only).

    (b) No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Genuine Parts Company
                                       ---------------------
                                       (Registrant)


Date  July 30, 1996                            /s/ Jerry W. Nix
      -------------                    ---------------------------------------
                                       Jerry W. Nix
                                       Senior Vice President - Finance


                                               /s/ George W. Kalafut
                                       ---------------------------------------
                                       George W. Kalafut
                                       Executive Vice President - Finance and
                                       Administration (Principal Financial and
                                       Accounting Officer)