Form 10-Q
period 1996-09-30
GENUINE PARTS CO
filed 1996-10-30
CIK 40987

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                        ---------------------------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



For the Quarterly Period Ended                                Commission File
     September 30, 1996                                        Number 1-5690
     ------------------                                               ------


                             GENUINE PARTS COMPANY
                             ---------------------
             (Exact name of registrant as specified in its charter)




                         GEORGIA                            58-0254510
                         -------                            -----------
             (State or other jurisdiction of             (I.R.S. Employer
              incorporation or organization)            Identification No.)



    2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA                   30339
    ----------------------------------------                   -----
    (Address of principal executive offices)                (Zip Code)



    Registrant's telephone number, including area code     (770)953-1700
                                                           -------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes   X     No
                                                     ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (the close of the period covered by this report).




                                  120,395,546
                                  -----------
                            (Shares of Common Stock)



===============================================================================

                                                                      FORM 10-Q


PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                     GENUINE PARTS COMPANY and SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS                Sept. 30,    Dec. 31,
                                                              1996        1995
                                                         -----------  ----------
                                                         (Unaudited)
                                                             (in thousands)
CURRENT ASSETS

Cash and cash equivalents .............................   $   74,219  $   44,254

Trade accounts receivable, less allowance
for doubtful accounts (1996 - $9,117; 1995 - $2,104) ..      640,967     565,305

Inventories - at lower of cost (substantially last-in,
first-out method) or market ...........................    1,188,056   1,127,456

Prepaid and other current accounts ....................       22,135      26,946
                                                          ----------  ----------

    TOTAL CURRENT ASSETS ..............................    1,925,377   1,763,961

Investments and other assets ..........................      214,122     206,932

Total property, plant and equipment, less allowance
for depreciation (1996 - $234,715; 1995 - $209,797) ...      334,120     303,239
                                                          ----------  ----------

                                                          $2,473,619  $2,274,132
                                                          ==========  ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and notes payable ..................   $  504,120  $  376,704

Income taxes ........................................       22,827       1,807

Dividends payable ...................................       40,471      38,401

Other current liabilities ...........................       58,262      58,612
                                                        ----------  ----------

    TOTAL CURRENT LIABILITIES .......................      625,680     475,524

Long-term debt ......................................       60,206      60,607

Deferred income taxes ...............................       58,690      58,690

Minority interests in subsidiaries ..................       34,016      28,429

SHAREHOLDERS' EQUITY

Stated capital:
 Preferred Stock, par value - $1 per share
   Authorized - 10,000,000 shares - None Issued .....          -0-         -0-
 Common Stock, par value - $1 per share
   Authorized - 450,000,000 shares
   Issued - 1996 - 120,395,546; 1995 - 121,913,040 ..      120,396     121,913

Additional paid-in capital ..........................          -0-         -0-

Retained earnings ...................................    1,574,631   1,528,969
                                                        ----------  ----------

    TOTAL SHAREHOLDERS' EQUITY ......................    1,695,027   1,650,882
                                                        ----------  ----------

                                                        $2,473,619  $2,274,132
                                                        ==========  ==========


See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q


                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)



                                              Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                             ------------------------------  ------------------------------
                                                1996            1995             1996            1995
                                                ----            ----             ----            ----
                                                           (000 omitted except per share data)
Net sales .................................  $1,474,836      $1,362,481        $4,319,631    $3,952,423
Cost of goods sold ........................   1,039,564         953,986         3,050,798     2,770,418
                                             ----------      ----------        ----------    ----------
                                                435,272         408,495         1,268,833     1,182,005
Selling, administrative & other expenses ..     300,476         281,302           878,356       817,617
                                             ----------      ----------        ----------    ----------

Income before income taxes ................     134,796         127,193           390,477       364,388
Income taxes ..............................      53,244          50,241           154,238       143,469
                                             ----------      ----------        ----------    ----------

NET INCOME ................................  $   81,552      $   76,952        $  236,239    $  220,919
                                             ==========      ==========        ==========    ==========

Average common shares outstanding .........     120,782         122,779           121,327       122,736
                                             ==========      ==========        ==========    ==========

Net income per common share ...............  $      .68      $      .63             $1.95    $     1.80
                                             ==========      ==========        ==========    ==========

Dividends declared per common share .......  $     .335      $     .315        $    1.005    $     .945
                                             ==========      ==========        ==========    ==========



See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q


                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                                                        Nine Months
                                                                                       Ended Sept. 30,
                                                                                       ---------------
                                                                                       (000 omitted)

Cash Provided By:
                                                                                      1996        1995
                                                                                      ----        ----
OPERATING ACTIVITIES:
 Net income ......................................................................  $ 236,239   $ 220,919
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation ..................................................................     39,171      31,634
   Other .........................................................................      5,587       2,639
   Changes in operating assets and liabilities:
     Trade accounts receivable ...................................................    (75,662)    (93,642)
     Merchandise inventories .....................................................    (60,600)    (45,445)
     Trade accounts payable ......................................................     90,116      (8,890)
     Income taxes payable ........................................................     21,020       2,569
     Other operating assets and liabilities ......................................      4,414      (8,982)
                                                                                    ---------   ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES ........................................    260,285     100,802

INVESTING ACTIVITIES:
 Purchase of property, plant and equipment .......................................    (77,818)    (70,441)
 Other investing activities ......................................................        623     (13,054)
                                                                                    ---------   ---------

NET CASH USED IN INVESTING ACTIVITIES ............................................    (77,195)    (83,495)

FINANCING ACTIVITIES:
 Dividends paid ..................................................................   (119,825)   (112,577)
 Purchase of stock ...............................................................    (68,729)        -0-
 Other financing activities ......................................................     35,429      42,783
                                                                                    ---------   ---------

NET CASH USED IN FINANCING ACTIVITIES ............................................   (153,125)    (69,794)
                                                                                    ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................     29,965     (52,487)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................................     44,254      82,410
                                                                                    ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................................  $  74,219   $  29,923
                                                                                    =========   =========

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of results for the entire year.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Genuine Parts Company (the "Company") reported record sales and earnings in the third quarter of 1996. Sales for the quarter were $1.5 billion, up 8% over the same period in 1995. Net income in the quarter advanced 6% to $82 million. On a per-share basis, net income in the quarter was $.68 versus $.63 in the same quarter of the prior year.

For the nine months ended September 30, 1996, sales totaled $4.3 billion, up 9% over the same period in 1995, while net income was $236 million, an increase of 7%. Earnings per share were $1.95 for the first nine months of 1996 and $1.80 for the same period in 1995.

Sales for the Automotive Parts Group advanced 7% for the quarter and for the first nine months, reflecting the success of NAPA marketing programs and market share gain. Sales for the Industrial Parts Group increased 11% for the quarter and 12% for the nine months ended September 30, 1996, reflecting strong industrial production and factory utilization. The Office Products Group was up 9% for the quarter and 12% for the nine month period as service levels continue to be outstanding and their marketing programs continue to improve. Cost of goods sold increased slightly as a percentage of net sales over the same quarter the prior year. Selling, administrative and other expenses increased 7% for the quarter and for the nine months. The percentage of selling, administrative and other expenses to net sales decreased slightly, due mostly to improved expense control.

The ratio of current assets to current liabilities remains very good at 3.1 to 1 and the Company's cash position is good.

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

          Exhibit 3.2 Bylaws of the Company, as amended (incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 5, 1993).

          Exhibit 27   Financial Data Schedule (for SEC use only).

     (b) No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1996.

                                                                      FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Genuine Parts Company
                                (Registrant)



Date  October 30, 1996                  /s/ Jerry W. Nix
                                ---------------------------------------
                                Jerry W. Nix
                                Senior Vice President - Finance


                                        /s/ George W. Kalafut
                                ---------------------------------------
                                George W. Kalafut
                                Executive Vice President - Finance and
                                Administration (Principal Financial and
                                Accounting Officer)