Form 10-K405
period 1996-12-31
GENUINE PARTS CO
filed 1997-03-10
CIK 40987

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

     (MARK ONE)
         [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                       EFFECTIVE OCTOBER 7, 1996).
                           FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996
                                                OR
        [  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No  __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's Common Stock (based upon the closing sales price reported by the New York Stock Exchange and published in The Wall Street Journal for February 11, 1997) held by non-affiliates as of February 11, 1997 was approximately $5,257,393,196.

     The number of shares outstanding of Registrant's Common Stock, as of February 11, 1997: 119,879,085.

     Documents Incorporated by Reference:
     --Portions of the Annual Report to Shareholders for the fiscal year ended
       December 31, 1996, are incorporated by reference into Parts I and II. --Portions of the definitive proxy statement for the Annual Meeting of
       Shareholders to be held on April 21, 1997 are incorporated by reference into Part III.

================================================================================

PART I.  ITEM I.  BUSINESS.

         Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts and office products. In 1996, business was conducted throughout most of the United States and in western Canada from approximately 1,300 operations. As used in this report, the "Company" refers to Genuine Parts Company and its subsidiaries, except as otherwise indicated by the context; and the terms "automotive parts" and "industrial parts" refer to replacement parts in each respective category.

Recent Developments. Effective at the end of February, 1997, the Company closed its NAPA Distribution Center in Bridgeport, West Virginia, with the distribution center's business being divided between the Company's NAPA Distribution Centers in Carrollton, Ohio, Altoona, Pennsylvania, and Charleston, West Virginia.

Industry Segment Data. The following table sets forth the net sales, operating profit and identifiable assets for the fiscal years 1996, 1995 and 1994 attributable to each of the Company's groups of products which the Company believes indicate segments of its business. Sales to unaffiliated customers are the same as net sales.

                                          1996           1995            1994
                                          ----           ----            ----
         NET SALES                                 (in thousands)
         ---------
         Automotive Parts             $ 3,008,105    $ 2,804,086    $ 2,693,961
         Industrial Parts               1,677,859      1,509,566      1,317,495
         Office Products                1,034,510        948,252        846,959
                                      -----------    -----------    -----------
           TOTAL NET SALES            $ 5,720,474    $ 5,261,904    $ 4,858,415
                                      ===========    ===========    ===========

         OPERATING PROFIT
         ----------------

         Automotive Parts             $   321,852    $   307,726    $   304,164
         Industrial Parts                 150,815        132,952        111,822
         Office Products                  103,309         93,888         78,206
                                      -----------    -----------    -----------
          TOTAL OPERATING PROFIT          575,976        534,566        494,192
            Interest Expense               (8,498)        (3,419)        (1,321)
            Corporate Expense             (29,057)       (25,939)       (22,854)
            Equity in Income                9,398          8,298          7,224
            Minority Interests             (2,586)        (2,712)        (2,373)
                                      -----------    -----------    -----------
          INCOME BEFORE
          INCOME TAXES                $   545,233    $   510,794    $   474,868
                                      ===========    ===========    ===========

         IDENTIFIABLE ASSETS
         -------------------

         Automotive Parts             $ 1,495,106    $ 1,320,910    $ 1,223,416
         Industrial Parts                 527,253        482,067        404,647
         Office Products                  379,394        360,456        308,817
                                      -----------    -----------    -----------
          TOTAL IDENTIFIABLE ASSETS     2,401,753      2,163,433      1,936,880
          Corporate Assets                 20,394         18,631          5,950
          Equity Investments               99,484         92,068         86,641
                                      -----------    -----------    -----------
             TOTAL ASSETS             $ 2,521,631    $ 2,274,132    $ 2,029,471
                                      ===========    ===========    ===========

         For additional information regarding industry data, see Page 21 of Annual Report to Shareholders for 1996.

         The majority of the Company's revenue, profitability and identifiable assets are attributable to the Company's operations in the United States. Revenue, profitability and identifiable assets in Canada and Mexico are not material. For additional information regarding foreign operations, see "Note 1 of Notes to Consolidated Financial Statements" on Page 27 of Annual Report to Shareholders for 1996.

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

Employees. As of December 31, 1996, the Company employed approximately 24,200 persons.

AUTOMOTIVE PARTS GROUP

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

         During 1996, the Company's Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores ("auto parts stores" or "NAPA Auto Parts stores") owned in the United States by Genuine Parts Company; automotive parts distribution centers and auto parts stores in western Canada owned and operated by UAP/NAPA Automotive Western Partnership ("UAP/NAPA"), a general partnership in which a wholly owned subsidiary of Genuine Parts Company owns a 49% interest; auto parts stores in the United States operated by corporations in which Genuine Parts Company owned either a 51% or a 70% interest; distribution centers owned by Balkamp, Inc., a majority-owned subsidiary; rebuilding plants owned by the Company and operated by its Rayloc division; and automotive parts distribution centers and auto parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. ("Auto Todo"), a joint venture company in which a wholly owned subsidiary of Genuine Parts Company owns a 49% interest.

         The Company's NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes small engines and replacement parts for farm equipment and heavy duty equipment. The Company's inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company's domestic automotive operations purchase from more than 150 different suppliers, approximately 60% of 1996 automotive inventories were purchased from 10 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers which has protected the Company from inventory obsolescence.

Distribution System. In 1996, Genuine Parts Company operated 63 domestic NAPA automotive parts distribution centers located in 38 states and 750 domestic company-owned NAPA Auto Parts stores located in 43 states. At December 31, 1996, Genuine Parts Company owned a 51% interest in 94 corporations and a 70% interest in 5 corporations which operated 178 auto parts stores in 31 states.

         In Canada, Genuine Parts Company Ltd., a wholly-owned subsidiary, owns a 49% interest in UAP/NAPA which operated 5 automotive parts distribution centers and 115 auto parts stores located in the provinces of Alberta, British Columbia, Manitoba and Saskatchewan and in the Yukon Territories. In addition, the Company has an approximate 23% interest in UAP Inc., a publicly traded Canadian corporation, which owns the other 51% interest in UAP/NAPA and further engages in the distribution of automotive parts primarily in eastern Canada. In Mexico, Auto Todo owns and operates 12 distribution centers and 29 auto parts stores. In 1996, Auto Todo was licensed to and used the NAPA(R) name in Mexico. The Company's investments in UAP/NAPA and Auto Todo are accounted for by the equity method of accounting.

         The Company's distribution centers serve approximately 5,100 independently owned NAPA Auto Parts stores located throughout the market areas served. NAPA Auto Parts stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, these auto parts stores account for approximately 31% of the Company's total sales with no auto parts store or group of auto parts stores with individual or common ownership accounting for more than .4% of the total sales of the Company.

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

Related Operations. A majority-owned subsidiary of Genuine Parts Company, Balkamp, Inc.("Balkamp"), distributes a wide variety of replacement parts and accessory items for passenger cars, heavy duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the approximately 24,000 part numbers which constitute the "Balkamp" line of products which are distributed to the members of the National Automotive Parts Association ("NAPA"). These products are categorized in 150 different product groups purchased from more than 600 suppliers. All Balkamp items are cataloged separately to provide single source convenience for NAPA customers. BALKAMP(R), a federally registered trademark owned by NAPA and licensed to Balkamp, is important to the sales and marketing promotions of the Balkamp organization. Balkamp has three distribution centers located in Indianapolis, Indiana, Greenwood, Mississippi, and West Jordan, Utah.

         The Company, through its Rayloc division, also operates six plants where certain small automotive parts are rebuilt. These products are distributed to the members of NAPA under the name Rayloc(R). Rayloc(R) is a mark licensed to the Company by the NAPA.

Segment Data. In the year ended December 31, 1996, sales from the Automotive Parts Group approximated 53% of the Company's net sales as compared to 53% in 1995 and 56% in 1994.

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

         In association with NAPA, the Company has developed and refined an inventory classification system to determine optimum distribution center and auto parts store inventory levels for automotive parts stocking based on automotive registrations, usage rates, production statistics, technological advances and other similar factors. This system, which undergoes continuous analytical review, is an integral part of the Company's inventory control procedures and comprises an important feature of the inventory management services which the Company makes available to its NAPA Auto Parts store customers. Over the last 10 years, losses to the Company from obsolescence have been insignificant, and the Company attributes this to the successful operation of its classification system which involves product return privileges with most of its suppliers.

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

NAPA. The Company is a member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive replacement parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose members in 1996 operated 72 distribution centers located throughout the United States, 63 of which were owned and operated by the Company. NAPA develops marketing concepts and programs which may be used by its members. It is not involved in the chain of distribution.

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

INDUSTRIAL PARTS GROUP

         The Industrial Parts Group distributes industrial replacement parts and related supplies throughout the United States and in Western Canada. This Group distributes industrial bearings and fluid transmission equipment, including hydraulic and pneumatic products, material handling components, agricultural and irrigation equipment and their related supplies.

         In 1996, the Company distributed industrial parts in the United States through Motion Industries, Inc. ("Motion"), headquartered in Birmingham, Alabama, and Berry Bearing Company ("Berry Bearing"), headquartered in Chicago, Illinois. Both Motion and Berry are wholly owned subsidiaries of the Company. In Canada, industrial parts are distributed by Oliver Industrial Supply Ltd. ("Oliver"), a wholly owned subsidiary of Genuine Parts Holdings Ltd., headquartered in Lethbridge, Alberta. Genuine Parts Holdings Ltd. is a wholly owned subsidiary of the Company. Oliver's service area is principally the Provinces of Alberta, British Columbia, Manitoba and Saskatchewan. In 1996, the Company formed Motion (Canada), Inc., which is a shell corporation designed to protect the Motion name in Canada. An affiliate relationship in Mexico allows Motion to provide the Mexican industrial sector with industrial parts.

         On June 5, 1996, and October 1, 1996, the Company completed the acquisitions of Capstan, Inc. and Amarillo Bearing Corp., respectively. Capstan, Inc., headquartered in Portland, Maine and operating one branch, is a distributor of hydraulics, pneumatics and industrial products throughout Maine, Vermont and New Hampshire. Amarillo Bearing Corp., a major supplier to the beef packing and chemical industries in the Texas Panhandle area, operates two branches in Amarillo and Dumas, Texas. Both companies have been merged into the Company's Motion Industries, Inc. subsidiary.

         As of December 31, 1996, the Group served more than 150,000 customers in all types of industries located throughout the United States, Mexico and western Canada.

Distribution System. In the United States, the Industrial Parts Group operates 7 distribution centers, two re-distribution centers, 12 service centers for fluid power, electrical and special hose applications and over 390 branches. Distribution centers stock and distribute more than 200,000 different items purchased from over 250 different suppliers. The Group's re-distribution centers serve as collection points for excess inventory collected from its branches for re-distribution to those branches which need the inventory. Approximately 60% of 1996 total industrial purchases were made from 10 major suppliers. Sales are generated from the Group's branches located in 43 states, each of which has warehouse facilities that stock significant amounts of inventory representative of the lines of products used by customers in the respective market area served.

         In Canada, Oliver operates an industrial parts and agricultural supply distribution center for its nine branches serving the industrial and agricultural markets of Alberta, British Columbia, Manitoba and Saskatchewan in western Canada. In addition to industrial parts and agricultural supplies, Oliver distributes irrigation systems and related supplies.

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

Integrated Supply. In response to customer demands for a more simple and a more economic method of purchasing and managing inventory, Motion has developed and joined various strategic integrated supply alliance programs. These programs, designed to provide the end-user with increased value by reducing marketing, operational and financial redundancies, are known as Integrated Supply Programs. The largest is an integrated supply alliance in which Motion has joined with Ferguson Enterprises and W.W. Grainger.

Segment Data. In the year ended December 31, 1996, sales from the Company's Industrial Parts Group approximated 29% of the Company's net sales as compared to 29% in 1995 and 27% in 1994.

Competition. The Industrial Parts Group competes with other distributors specializing in the distribution of such items, general line distributors and others who have developed or joined integrated supply programs. To a lesser extent, the Group competes with manufacturers that sell directly to the customer.

OFFICE PRODUCTS GROUP

         The Office Products Group, through S. P. Richards Company ("S.P. Richards"), a wholly owned subsidiary of Genuine Parts Company headquartered in Atlanta, Georgia, is engaged in the wholesale distribution of a broad line of office products which are used in the daily operation of businesses, schools, offices and institutions. Office products fall into the general categories of computer supplies, imaging supplies, office machines, general office supplies, janitorial supplies, breakroom supplies, and office furniture. Lesker Office Furniture, a furniture only wholesaler acquired in 1993, operates from 5 branches in the Northeast. Horizon USA Data Supplies, Inc., acquired by the Company in 1995, is a computer supplies distributor headquartered in Reno, Nevada.

         The Office Products Group distributes computer supplies including diskettes, printer supplies, printout paper and printout binders; office furniture to include desks, credenzas, chairs, chair mats, partitions, files and computer furniture; office machines to include telephones, answering machines, calculators, typewriters, shredders and copiers; and general office supplies to include copier supplies, desk accessories, business forms, accounting supplies, binders, report covers, writing instruments, note pads, envelopes, secretarial supplies, mailroom supplies, filing supplies, art/drafting supplies, janitorial supplies, breakroom supplies and audio visual supplies.

         The Office Products Group distributes more than 20,000 items to over 6,000 office supply dealers from 46 facilities located in 30 states. Approximately 53% of 1996 total office products purchases were made from 10 major suppliers.

         The Office Products Group sells to qualified resellers of office products. Customers are offered comprehensive marketing programs which include flyers, other promotional material and personalized product catalogs. The marketing programs are supported by all the Group's distribution centers which stock all cataloged products and have the capability to provide overnight delivery.

         While many recognized brand-name items are carried in inventory, S. P. Richards Company also markets items produced for it under its own SPARCO(R) brand name, as well as its NATURE SAVER(R) brand of recycled products and CompuCessory(TM) brand of computer supplies and accessories.

Segment Data. In the year ended December 31, 1996, sales from the Company's Office Products Group approximated 18% of the Company's net sales as compared to 18% in 1995 and 17% in 1994.

Competition. In the distribution of office supplies to retail dealers, S. P. Richards competes with many other wholesale distributors as well as with manufacturers of office products and large national retail chains.



Executive Officers of the Company. The table below sets forth the name and age of each person deemed to be an executive officer of the Company as of February 11, 1997, the position or office held by each and the period during which each has served as such. Each executive officer is elected by the Board of Directors and serves at the pleasure of the Board of Directors until his successor has been elected and has qualified, or until his earlier death, resignation, removal, retirement or disqualification.

                                                                                 Year First
                                                                                 Assumed
Name                       Age      Position of Office                           Position
----                       ---      ------------------                           --------
Larry L. Prince            58       Chairman of the Board of Directors
                                    and Chief Executive Officer                  1990/1989
Thomas C. Gallagher        49       President and Chief Operating Officer          1990
George W. Kalafut          63       Executive Vice President-Finance and
                                    Administration *                               1991
John J. Scalley            66       Executive Vice President                       1986

Keith M. Bealmear          50       Group Vice President                           1994
Robert J. Breci            61       Group Vice President                           1987
Albert T. Donnon, Jr       49       Group Vice President                           1993
Edward Van Stedum          46       Senior Vice President-Human Resources          1996

         * Also serves as the Company's Principal Financial and Accounting Officer.

         All executive officers except Mr. Van Stedum have been employed by and have served as officers of the Company for at least the last five years. Prior to his joining the Company in May, 1994, Mr. Van Stedum owned and operated a consulting company in Atlanta, Georgia, that performed various services for the Company's Personnel Department.


ITEM 2.  PROPERTIES.

         The Company's headquarters are located in one of two adjacent office buildings owned by Genuine Parts Company in Atlanta, Georgia.

         The Company's Automotive Parts Group currently operates 62 NAPA Distribution Centers in the United States distributed among eight geographic divisions. More than 90% of the distribution center properties are owned by the Company. At December 31, 1996, the Company owned 750 NAPA Auto Parts stores located in 43 states, and Genuine Parts Company owned either a 51% or 70% interest in 178 auto parts stores located in 31 states. Other than NAPA Auto Parts stores located within Company owned distribution centers, most of the auto parts stores were operated in leased facilities. In addition, UAP/NAPA, in which Genuine Parts Company owns a 49% interest, operated 115 auto parts stores in Western Canada. The Company's Automotive Parts Group also operates three Balkamp distribution centers, six Rayloc rebuilding plants, two transfer and shipping facilities and a Rayloc warehouse.

         The Company's Industrial Parts Group, operating through Motion and Berry Bearing Company, operates 7 distribution centers, 2 re-distribution centers, 12 service centers and over 390 branches. Approximately 80% of these branches are operated in leased facilities. In addition, the Industrial Parts Group operates an industrial parts and agricultural supply distribution center in Western Canada for its 9 branches of which approximately 85% are operated in leased facilities.

         The Company's Office Products Group operates 46 facilities in the United States distributed among the Group's six geographic divisions. Approximately 75% of these facilities are operated in leased buildings.

         For additional information regarding rental expense on leased properties, see "Note 4 of Notes to Consolidated Financial Statements" on Page 28 of Annual Report to Shareholders for 1996.


ITEM 3.  LEGAL PROCEEDINGS.

                  Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable.

PART II.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Information required by this item is set forth under the heading "Market and Dividend Information" on Page 18 of Annual Report to Shareholders for the year ended December 31, 1996, and is incorporated herein by reference. The Company has made no unregistered sales of securities during the year ended December 31, 1996.


ITEM 6.  SELECTED FINANCIAL DATA.

         Information required by this item is set forth under the heading "Selected Financial Data" on Page 18 of Annual Report to Shareholders for the year ended December 31, 1996, and is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         Information required by this item is set forth under the heading "Management's Discussion and Analysis" on Pages 19 and 20 of Annual Report to Shareholders for the year ended December 31, 1996, and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information required by this item is set forth in the consolidated financial statements on Page 21 and Pages 23 through 30, in "Report of Independent Auditors" on Page 22, and under the heading "Quarterly Results of Operations" on Page 20, of the Annual Report to Shareholders for the year ended December 31, 1996, and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             Not Applicable.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required by this item is set forth under the headings "Nominees for Director" and "Members of the Board of Directors Continuing in Office" on Pages 2 through 4 of the definitive proxy statement for the Company's Annual Meeting to be held on April 21, 1997, and is incorporated herein by reference. Certain information about Executive Officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

         Information required by this item is set forth under the heading "Executive Compensation and Other Benefits" on Pages 7 and 8, and under the headings "Compensation Committee Interlocks and Insider Participation", "Compensation Pursuant to Plans" and "Termination of Employment and Change of Control Arrangements" on Pages 11 through 14 of the definitive proxy statement for the Company's Annual Meeting to be held on April 21, 1997, and is incorporated herein by reference. In no event shall the information contained in the definitive proxy statement for the Company's 1997 Annual Meeting on Pages 9 and 10 under the heading "Compensation and Stock Option Committee Report on Executive Compensation" or on Pages 15 and 16 under the heading "Performance Graph" be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required by this item is set forth under the headings "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership of Management" on Pages 5 and 6 of the definitive proxy statement for the Company's Annual Meeting to be held on April 21, 1997, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required by this item is set forth under the heading "Compensation Committee Interlocks and Insider Participation" on Page 11 of the definitive proxy statement for the Company's 1997 Annual Meeting to be held on April 21, 1997, and is incorporated herein by reference.

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

                  Exhibit 10.6 *    Restricted Stock Agreement dated March 31,
                                    1994, between the Company and Larry L.
                                    Prince. (Incorporated herein by reference from the Company's Form 10- Q, dated May 6,
                                    1994).

                  Exhibit 10.7 *    Restricted Stock Agreement dated March 31,
                                    1994, between the Company and Thomas C.
                                    Gallagher. (Incorporated herein by refer-ence from the Company's Form 10-Q, dated May
                                    6, 1994).

                  Exhibit 10.8 *    The Genuine Parts Company Restated
                                    Tax-Deferred Savings Plan, effective January
                                    1, 1993. (Incorporated herein by reference from the Company's Annual Report on Form
                                    10-K, dated March 3, 1995).

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

                  Exhibit 10.12 *   Amendment No. 1 to the Genuine Partnership
                                    Plan, effective September 1, 1995.
                                    (Incorporated herein by reference to the Company's Form 10-K, dated March 7, 1996).

                  Exhibit 10.13 *   Amendment No. 1 to the Genuine Parts Company
                                    Pension Plan, effective April 1, 1995.
                                    (Incorporated herein by reference to the Company's Form 10-K, dated March 7, 1996).

                  Exhibit 10.14 *   Amendment No. 2 to the Genuine Parts Company
                                    Pension Plan, dated September 28, 1995,
                                    effective January 1, 1995. (Incorporated herein by reference to the Company's Form
                                    10-K, dated March 7, 1996).

                  Exhibit 10.15* Genuine Parts Company Directors' Deferred Compensation Plan, effective November 1, 1996.

                  Exhibit 10.16* Amendment No. 3 to the Genuine Parts Company Pension Plan dated May 24, 1996, effective January 1, 1996.

                  Exhibit 10.17* Amendment No. 4 to the Genuine Parts Company Pension Plan dated December 3, 1996, effective January 1, 1996.

                  Exhibit 10.18* Amendment No. 2 to the Genuine Partnership Plan, dated December 3, 1996, effective November 1, 1996.

            *     Indicates executive compensation plans and arrangements

                  Exhibit 13 The following sections and pages of the 1996 Annual Report to Shareholders:
                                    - Selected Financial Data on Page 18
                                    - Market and Dividend Information on Page
                                      18
                                    - Management's Discussion and Analysis on
                                      Pages 19 and 20
                                    - Quarterly Results of Operations on Page 20
                                    - Industry Data on Page 21
                                    - Report of Independent Auditors on Page 22
                                    - Consolidated Financial Statements and
                                      Notes to Consolidated Financial Statements on Pages 23-30

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




GENUINE PARTS COMPANY




/s/Larry L. Prince             3/10/97      /s/George W. Kalafut         3/10/97
--------------------------------------      ------------------------------------
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





/s/ Bradley Currey, Jr.        2/17/97      /s/ Larry L. Prince          2/17/97
--------------------------------------      ------------------------------------
Bradley Currey, Jr.             (Date)      Larry L. Prince               (Date)
Director                                    Director
                                            Chairman of the Board and
                                            Chief Executive Officer




/s/ Jean Douville              2/17/97      /s/ John J. Scalley          2/17/97
--------------------------------------      ------------------------------------
Jean Douville                   (Date)      John J. Scalley               (Date)
Director                                    Director
Chairman of the Board and                   Executive Vice President
Chief Executive Officer UAP Inc.




/s/ Robert P. Forrestal        2/17/97      /s/ Alana S. Shepherd        2/17/97
--------------------------------------      ------------------------------------
Robert P. Forrestal             (Date)      Alana S. Shepherd             (Date)
Director                                    Director




/s/ Thomas C. Gallagher        2/17/97      /s/ Lawrence G. Steiner      2/17/97
--------------------------------------      ------------------------------------
Thomas C. Gallagher             (Date)      Lawrence G. Steiner           (Date)
Director                                    Director
President and Chief Operating Officer




/s/ J. Hicks Lanier            2/17/97      /s/ James B. Williams        2/17/97
--------------------------------------      ------------------------------------
J. Hicks Lanier                 (Date)      James B. Williams             (Date)
Director                                    Director





--------------------------------------
William A. Parker             (Date)
Director

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(a)(1) AND (2), (c) AND (d)

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1996

                             GENUINE PARTS COMPANY

                                ATLANTA, GEORGIA

Form 10-K - Item 14(a)(1) and (2)

Genuine Parts Company and Subsidiaries

Index of Financial Statements



The following consolidated financial statements of Genuine Parts Company and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1996, are incorporated by reference in Item 8:

         Consolidated balance sheets - December 31, 1996 and 1995

         Consolidated statements of income - Years ended December 31, 1996, 1995, and 1994

         Consolidated statements of cash flows - Years ended December 31, 1996, 1995 and 1994

         Notes to consolidated financial statements - December 31, 1996

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

                           ANNUAL REPORT ON FORM 10-K

                                 ITEM 14(a)(3)

                                LIST OF EXHIBITS



The following Exhibits are filed as a part of this Report:

10.15* Genuine Parts Company Directors' Deferred Compensation Plan, effective November 1, 1996.

10.16* Amendment No. 3 to the Genuine Parts Company Pension Plan dated May 24, 1996, effective January 1, 1996.

10.17* Amendment No. 4 to the Genuine Parts Company Pension Plan dated December 3, 1996, effective January 1, 1996.

10.18* Amendment No. 2 to the Genuine Partnership Plan, dated December 3, 1996, effective November 1, 1996.

13       The following Sections and Pages of Annual Report to Shareholders for
         1996:

         -   Selected Financial Data on Page 18
         -   Market and Dividend Information on Page 18
         -   Management's Discussion and Analysis on Pages 19 and 20
         -   Quarterly Results of Operations on Page 20
         -   Industry Data on Page 21
         -   Report of Independent Auditors on Page 22
         - Consolidated Financial Statements and Notes to Consolidated Financial Statements on Pages 23-30

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

         - 4.1 Shareholder Protection Rights Agreement, dated as of November 20, 1989, between the Company and Trust Company Bank, as Rights Agent.

         - 4.2 Specimen Common Stock Certificate. (Incorporated herein by reference form the Company's Registration Statement on Form S-1, Registration No. 33-63874).

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

         - 10.4* Genuine Parts Company Supplemental Retirement Plan, effective January 1, 1991.

         - 10.5*  1992 Stock Option and Incentive Plan, effective April 20,
                  1992.

         - 10.6* Restricted Stock Agreement dated March 31, 1994, between the Company and Larry L. Prince.

         - 10.7* Restricted Stock Agreement dated March 31, 1994, between the Company and Thomas C. Gallagher.

         - 10.8* The Genuine Parts Company Restated Tax-Deferred Savings Plan, effective January 1, 1993.

         - 10.9* Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, effective January 1, 1995.

         - 10.10* Genuine Partnership Plan, as amended and restated January 1, 1994.

         - 10.11* Genuine Parts Company Pension Plan, as amended and restated, effective January 1, 1989.

         - 10.12* Amendment No. 1 to the Genuine Partnership Plan, effective September 1, 1995.

         - 10.13* Amendment No. 1 to the Genuine Parts Company Pension Plan, effective April 1, 1995.

         - 10.14* Amendment No. 2 to the Genuine Parts Company Pension Plan, dated September 28, 1995, effective January 1, 1995.

            *     Indicates executive compensation plans and arrangements.