Form 10-Q
period 1997-03-31
GENUINE PARTS CO
filed 1997-04-29
CIK 40987

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                        ----------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1997     Commission File Number 1-5690
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



                                 180,016,317
                                 -----------
                          (Shares of Common Stock)


==============================================================================

                                                                      FORM 10-Q

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                     GENUINE PARTS COMPANY and SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                                                                 Mar. 31,       Dec. 31,
                                                                                                   1997           1996
                                                                                                ------------  -----------
                                                                                                (Unaudited)
                                                                                                      (in thousands)
CURRENT ASSETS

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     76,003  $    67,373


Trade accounts receivable, less allowance
for doubtful accounts (1997 - $3,951; 1996 - $1,771)  . . . . . . . . . . . . . . . . . . . .        680,676      622,836

Inventories - at lower of cost (substantially last-in,
first-out method) or market . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,236,686    1,233,820

Prepaid and other current accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,605       13,613
                                                                                                ------------  -----------

         TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,010,970    1,937,642

Investments and other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        235,686      237,994

Total property, plant and equipment, less allowance
for depreciation (1997 - $242,787; 1996 - $234,791 )  . . . . . . . . . . . . . . . . . . . .        351,175      345,995
                                                                                                ------------  -----------

                                                                                                $  2,597,831  $ 2,521,631
                                                                                                ============  ===========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    379,389  $   401,842

Revolving line of credit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         85,000       47,000

Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         53,201       15,765

Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         43,192       40,258

Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         52,048       63,514
                                                                                                ------------  -----------

         TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        612,830      568,379

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        110,287      110,241

Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         75,388       75,388

Minority interests in subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         37,276       35,569

SHAREHOLDERS' EQUITY

Stated capital:
   Preferred Stock, par value - $1 per share
      Authorized - 10,000,000 shares - None Issued  . . . . . . . . . . . . . . . . . . . . .            -0-          -0-
   Common Stock, par value - $1 per share
      Authorized - 450,000,000 shares
      Issued - 1997 - 180,016,317; 1996 - 180,048,435   . . . . . . . . . . . . . . . . . . .        180,016      180,048


Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,582,034    1,552,006
                                                                                                ------------  -----------

         TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,762,050    1,732,054
                                                                                                ------------  -----------

                                                                                                $  2,597,831  $ 2,521,631
                                                                                                ============  ===========

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q


                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                                                              Three Months Ended March 31,
                                                                                              ----------------------------

                                                                                                    1997          1996
                                                                                                ------------   ----------

                                                                                           (000 omitted except per share data)

Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,457,646   $1,399,922
Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,028,379      990,302
                                                                                                ------------   ----------
                                                                                                     429,267      409,620
Selling, administrative & other expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .        302,705      287,514
                                                                                                ------------   ----------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        126,562      122,106
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         49,967       48,232
                                                                                                ------------   ----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     76,595   $   73,874
                                                                                                ============   ==========

Average common shares outstanding - Note B  . . . . . . . . . . . . . . . . . . . . . . . . .        179,942      182,714
                                                                                                ============   ==========

Net income per common share - Note B  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        .43   $      .40
                                                                                                ============   ==========

Dividends declared per common share - Note B  . . . . . . . . . . . . . . . . . . . . . . . .   $        .24   $      .22
                                                                                                ============   ==========


See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q


                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                       Three Months
                                                                                                       Ended Mar. 31,
                                                                                                   ---------------------

                                                                                                       (000 omitted)

Cash Provided By:
                                                                                                     1997        1996
                                                                                                  ----------   --------
OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   76,595   $ 73,874
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,996     11,740
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,707        848
    Changes in operating assets and liabilities:
      Trade accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (57,840)   (66,079)
      Merchandise inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,866)     7,141
      Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (22,453)    40,700
      Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       37,436     46,688
      Other operating assets and liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .      (15,458)     2,154
                                                                                                  ----------   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .       32,117    117,066

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment   . . . . . . . . . . . . . . . . . . . . . . . . .      (23,029)   (20,550)
  Other investing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,161        633
                                                                                                  ----------   --------

NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (17,868)   (19,917)

FINANCING ACTIVITIES:
  Proceeds from revolving line of credit, net   . . . . . . . . . . . . . . . . . . . . . . . .       38,000    (20,000)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (40,258)   (38,401)
  Purchase of   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (7,761)   (14,342)
  Other financing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,400      5,019
                                                                                                  ----------   --------

NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5,619)   (67,724)
                                                                                                  ----------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,630     29,425

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . .       67,373     44,254
                                                                                                  ----------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . . .   $   76,003   $ 73,679
                                                                                                  ==========   ========


See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q


NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results for the entire year.

Note B - Stock Split

The retroactive effect of a March 1997 three-for-two stock split effected in the form of a 50% stock dividend has been accounted for in the reported figures for the preceding year.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Genuine Parts Company (the "Company") reported record sales and earnings in the first quarter of 1997. Sales for the quarter were $1.5 billion, up 4% over the same period in 1996. Net income in the quarter advanced 4% to $76.6 million. On a per-share basis, net income in the quarter was 43c. versus 40c. in the same quarter of the prior year, an increase of 7.5%.

Sales for the Automotive Parts Group advanced 3% for the quarter, reflecting primarily unit improvement in a very competitive environment. Sales for the Industrial Parts Group increased 8% for the quarter, reflecting continued market share gain. The Office Products Group was up 2% for the quarter. Cost of goods sold decreased slightly as a percentage of net sales compared to the same quarter the prior year. Selling, administrative and other expenses increased 5% for the quarter and the percentage of selling, administrative and other expenses to net sales increased slightly.

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

           Exhibit 3.2 Bylaws of the Company, as amended (incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 5, 1993).

           Exhibit 27     Financial Data Schedule (for SEC use only).

    (b) No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1997.

                                                                       FORM 10-Q


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Genuine Parts Company
                                      (Registrant)


Date  April 29, 1997                  /s/ Jerry W. Nix
                                      ---------------------------------------
                                      Jerry W. Nix
                                      Senior Vice President - Finance


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