Form 10-Q
period 1997-06-30
GENUINE PARTS CO
filed 1997-07-30
CIK 40987

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                       ----------------------------------


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934



For the Quarterly Period Ended June 30, 1997       Commission File Number 1-5690
                               -------------                              ------


                             GENUINE PARTS COMPANY
                             ---------------------
             (Exact name of registrant as specified in its charter)



             GEORGIA                                             58-0254510
             -------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                            Identification No.)



2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA                          30339
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code            (770)953-1700
                                                              -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X    No
                                                  -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (the close of the period covered by this report).




                                  180,089,519
                                  -----------
                            (Shares of Common Stock)

================================================================================

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                     GENUINE PARTS COMPANY and SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          ASSETS
                                                          ------                                    June 30,      Dec. 31,
                                                                                                      1997         1996
                                                                                                      ----         ----
                                                                                                    (Unaudited)
                                                                                                          (in thousands)
CURRENT ASSETS
--------------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   75,081   $   67,373

Trade accounts receivable, less allowance
for doubtful accounts (1997 - $6,453; 1996 - $1,771)  . . . . . . . . . . . . . . . . . . . .        691,638      622,836

Inventories - at lower of cost (substantially last-in,
first-out method) or market . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,232,656    1,233,820

Prepaid and other current accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,522       13,613
                                                                                                  ----------   ----------

         TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,018,897    1,937,642

Investments and other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        239,022      237,994

Total property, plant and equipment, less allowance
for depreciation (1997 - $251,929; 1996 - $234,791) . . . . . . . . . . . . . . . . . . . . .        358,549      345,995
                                                                                                  ----------   ----------
                                                                                                  $2,616,468   $2,521,631
                                                                                                  ==========   ==========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
                                           ------------------------------------
CURRENT LIABILITIES
-------------------

Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  402,077   $  401,842

Revolving line of credit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         85,000       47,000

Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,136       15,765

Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         43,214       40,258

Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         44,655       63,514
                                                                                                  ----------   ----------

         TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        591,082      568,379

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        110,276      110,241

Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         75,388       75,388

Minority interests in subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         38,536       35,569

SHAREHOLDERS' EQUITY
--------------------

Stated capital:
   Preferred Stock, par value - $1 per share
      Authorized - 10,000,000 shares - None Issued  . . . . . . . . . . . . . . . . . . . . .            -0-          -0-
   Common Stock, par value - $1 per share
      Authorized - 450,000,000 shares
      Issued - 1997 - 180,089,519; 1996 - 180,048,435   . . . . . . . . . . . . . . . . . . .        180,090      180,048

Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,621,096    1,552,006
                                                                                                  ----------   ----------

         TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,801,186    1,732,054
                                                                                                  ----------   ----------
                                                                                                  $2,616,468   $2,521,631
                                                                                                  ==========   ==========

See notes to condensed consolidated financial statements.

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                             Three Months Ended June 30,          Six Months Ended June 30,
                                                             ---------------------------          ------------------------
                                                               1997               1996                1997         1996
                                                             --------           --------          ----------    ----------
                                                                          (000 omitted except per share data)
Net sales . . . . . . . . . . . . . . . . . . . . . . .    $ 1,510,456        $ 1,444,873        $ 2,968,102    $ 2,844,795
Cost of goods sold  . . . . . . . . . . . . . . . . . .      1,065,336          1,020,932          2,093,715      2,011,234
                                                             ---------          ---------          ---------    -----------
                                                               445,120            423,941            874,387        833,561
Selling, administrative & other expenses  . . . . . . .        306,705            290,366            609,410        577,880
                                                             ---------          ---------          ---------    -----------

Income before income taxes  . . . . . . . . . . . . . .        138,415            133,575            264,977        255,681
Income taxes  . . . . . . . . . . . . . . . . . . . . .         54,674             52,762            104,641        100,994
                                                             ---------          ---------          ---------    -----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . .    $    83,741        $    80,813        $   160,336    $   154,687
                                                             =========          =========          =========    ===========



Average common shares outstanding - Note B  . . . . . .        180,018            182,103            179,980        182,407
                                                             =========          =========          =========    ===========

Net income per common share - Note B  . . . . . . . . .    $       .47        $       .44        $       .89    $       .85
                                                             =========          =========          =========    ===========

Dividends declared per common share - Note B  . . . . .    $       .24        $       .22        $       .48    $       .45
                                                             =========          =========          =========    ===========


See notes to condensed consolidated financial statements.

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (Unaudited)

                                                                                                     Six Months
                                                                                                    Ended June 30,
                                                                                                  -----------------
                                                                                                     (000 omitted)
Cash Provided By:
                                                                                                  1997         1996
                                                                                                  ----         ----
OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  160,336     $   154,687
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29,014          23,559
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,967           2,084
      Changes in operating assets and liabilities:
         Trade accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (68,802)        (82,201)
         Merchandise inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,164         (12,127)
         Trade accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          235         112,011
         Income taxes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          371          19,001
         Other operating assets and liabilities   . . . . . . . . . . . . . . . . . . . . .      (24,768)         (3,720)
                                                                                              ----------     -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . .      100,517         213,294

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment  . . . . . . . . . . . . . . . . . . . . . . .      (47,127)        (41,473)
   Other investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,531          (1,551)
                                                                                              ----------     -----------

NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .      (42,596)        (43,024)

FINANCING ACTIVITIES:
   Proceeds from revolving line of credit, net  . . . . . . . . . . . . . . . . . . . . . .       38,000         (40,000)
   Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (83,450)        (79,189)
   Purchase of stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (12,693)        (40,266)
   Other financing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,930           5,453
                                                                                              ----------     -----------

NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .      (50,213)       (154,002)
                                                                                              ----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . .        7,708          16,268

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . . . .       67,373          44,254
                                                                                              ----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . .   $   75,081     $    60,522
                                                                                              ==========     ===========


See notes to condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of results for the entire year.

Note B - Stock Split

The retroactive effect of a March 1997 three-for-two stock split effected in the form of a 50% stock dividend has been accounted for in the reported figures for the preceding year.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Genuine Parts Company (the "Company") reported record sales and earnings in the second quarter of 1997. Sales for the quarter were $1.5 billion, up 5% over the same period in 1996. Net income in the quarter advanced 4% to $83.7 million. On a per-share basis, net income in the quarter was $.47 versus $.44 in the same quarter of the prior year, an increase of 7%.

For the six months ended, June 30, 1997 sales totaled $2.97 billion, up 4% over the first half of 1996, while net income was $160.3 million, an increase of 4%. Earnings per share were $.89 for the first six months of 1997 and $.85 for the same period in 1996, an increase of 5%.

Sales for the Automotive Parts Group advanced 2% for the quarter and for the first six months, reflecting a very competitive business climate. Sales for the Industrial Parts Group increased 10% for the quarter and 9% for the six months ended June 30, 1997, reflecting outstanding service, sound marketing programs and strategic customer alliances. The Office Products Group was up 4% for the quarter and 3% for the six month period, reflecting a rapidly changing and competitive environment. Cost of goods sold increased slightly as a percentage of net sales over the same periods the prior year. Selling, administrative and other expenses increased 6% for the quarter and 5% for the six months. The percentage of selling, administrative and other expenses to net sales for the quarter and for the six month period increased slightly, due mostly to increased salaries, employee benefits, and store upgrade expenses.

The ratio of current assets to current liabilities remains very good at 3.4 to 1 and the Company's cash position is good.

PART II - OTHER INFORMATION

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1997 Annual Meeting of Shareholders of the Company was held on April 21, 1997, pursuant to notice given to shareholders of record on February 11, 1997, at which date there were 119,879,085 shares of Common Stock outstanding. At the Annual Meeting, the shareholders elected three Class II directors with terms to expire at the 2000 Annual Meeting. As to the following named individuals, the holders of 103,827,904 shares of the Company's Common Stock voted in favor of their election, and the holders of 1,079,598 shares withheld authority for their election.

         Class II
         William A. Parker, Jr.
         John J. Scalley
         James B. Williams

The following individual's term of office as a director continued after the Annual Meeting:

         Class I                                   Class III
         -------                                   ---------
         Bradley Currey, Jr.                       Jean Douville
         Robert P. Forrestal                       J. Hicks Lanier
         Thomas C. Gallagher                       Larry L. Prince
         Lawrence G. Steiner                       Alana S. Shepherd

The shareholders also ratified the selection of Ernst & Young LLP as independent auditors of the Company for 1997. The holders of 104,546,221 shares of Common Stock voted in favor of the ratification, holders of 65,367 shares voted against, holders of 295,914 shares abstained, and there were no broker non-votes.

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

         Exhibit 3.2 Bylaws of the Company, as amended (incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 5, 1993).

         Exhibit 27  Financial Data Schedule (for SEC use only).

    (b) No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Genuine Parts Company
                                       ---------------------
                                       (Registrant)


Date  July 30, 1997                            /s/ Jerry W. Nix
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