Form 10-Q
period 1997-09-30
GENUINE PARTS CO
filed 1997-10-30
CIK 40987

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                      ----------------------------------

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the Quarterly Period Ended September 30, 1997  Commission File Number 1-5690
                               ------------------                         ------



                             GENUINE PARTS COMPANY
                             ---------------------
             (Exact name of registrant as specified in its charter)


                   GEORGIA                                 58-0254510
                  --------                                 ----------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)


    2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA                 30339
    ----------------------------------------                 -----
     (Address of principal executive offices)             (Zip Code)



    Registrant's telephone number, including area code  (770)953-1700
                                                        -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (the close of the period covered by this report).


                                  178,693,967
                                  -----------
                            (Shares of Common Stock)

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                     GENUINE PARTS COMPANY and SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                        ASSETS                            Sept. 30,    Dec. 31,
                                                            1997         1996
                                                         -----------  ----------
                                                         (Unaudited)
                                                             (in thousands)
CURRENT ASSETS
--------------
Cash and cash equivalents .............................  $    53,987  $   67,373

Trade accounts receivable, less allowance
for doubtful accounts (1997 - $9,905; 1996 - $1,771) ..      709,597     622,836

Inventories - at lower of cost (substantially last-in,
first-out method) or market ...........................    1,249,165   1,233,820

Prepaid and other current accounts ....................       19,360      13,613
                                                         -----------  ----------

    TOTAL CURRENT ASSETS ..............................    2,032,109   1,937,642

Investments and other assets ..........................      240,938     237,994

Total property, plant and equipment, less allowance
for depreciation (1997 - $258,783; 1996 - $234,791) ...      367,741     345,995
                                                         -----------  ----------

                                                         $ 2,640,788  $2,521,631
                                                         ===========  ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable ....................................    $   430,621  $  401,842

Revolving line of credit ............................         20,000      47,000

Income taxes ........................................         16,127      15,765

Dividends payable ...................................         43,030      40,258

Other current liabilities ...........................         61,050      63,514
                                                         -----------    --------

     TOTAL CURRENT LIABILITIES ......................        570,828     568,379

Long-term debt ......................................        159,942     110,241

Deferred income taxes ...............................         75,388      75,388

Minority interests in subsidiaries ..................         40,287      35,569

SHAREHOLDERS' EQUITY
--------------------

Stated capital:
  Preferred Stock, par value - $1 per share
    Authorized - 10,000,000 shares - None Issued ....            -0-         -0-
  Common Stock, par value - $1 per share
    Authorized - 450,000,000 shares
    Issued - 1997 - 178,693,967; 1996 - 180,048,435 .        178,694     180,048

Retained earnings ...................................      1,615,649   1,552,006
                                                        ------------   ---------

     TOTAL SHAREHOLDERS' EQUITY .....................      1,794,343   1,732,054
                                                        ------------  ----------

                                                        $  2,640,788  $2,521,631
                                                        ============  ==========


See notes to condensed consolidated financial statements.

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)



                                                Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                                ----------------------------     ---------------------------

                                                    1997            1996            1997              1996
                                                    ----            ----            ----              ----

                                                                (000 omitted except per share data)
Net sales .....................................  $1,555,776      $1,474,836      $4,523,878        $4,319,631
Cost of goods sold ............................   1,091,809       1,039,564       3,185,524         3,050,798
                                                 ----------      ----------      ----------        ----------
                                                    463,967         435,272       1,338,354         1,268,833
Selling, administrative & other expenses ......     325,601         300,476         935,011           878,356
                                                 ----------      ----------      ----------        ----------

Income before income taxes ....................     138,366         134,796         403,343           390,477
Income taxes ..................................      54,654          53,244         159,295           154,238
                                                 ----------      ----------      ----------        ----------

NET INCOME ....................................  $   83,712      $   81,552      $  244,048        $  236,239
                                                 ==========      ==========      ==========        ==========

Average common shares outstanding - Note B ....     179,447         181,172         179,800           181,991
                                                 ==========      ==========      ==========        ==========

Net income per common share - Note B ..........  $      .47      $      .45      $     1.36        $     1.30
                                                 ==========      ==========      ==========        ==========

Dividends declared per common share - Note B ..  $      .24      $      .22      $      .72        $      .67
                                                 ==========      ==========      ==========        ==========



See notes to condensed consolidated financial statements.

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                          Nine Months
                                                                                        Ended Sept. 30,
                                                                                        ---------------
                                                                                         (000 omitted)
Cash Provided By:
                                                                                       1997        1996
                                                                                       ----        ----
OPERATING ACTIVITIES:
 Net income ......................................................................  $ 244,048   $ 236,239
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation ..................................................................     43,882      39,171
   Other .........................................................................      4,718       5,587
   Changes in operating assets and liabilities:
     Trade accounts receivable ...................................................    (86,761)    (75,662)
     Merchandise inventories .....................................................    (15,345)    (60,600)
     Trade accounts payable ......................................................     28,779      90,116
     Income taxes payable ........................................................        362      21,020
     Other operating assets and liabilities ......................................     (8,211)      4,414
                                                                                    ---------   ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES ........................................    211,472     260,285

INVESTING ACTIVITIES:
 Purchase of property, plant and equipment .......................................    (73,451)    (77,818)
 Other investing activities ......................................................      4,879         623
                                                                                    ---------   ---------

NET CASH USED IN INVESTING ACTIVITIES ............................................    (68,572)    (77,195)

FINANCING ACTIVITIES:
 Proceeds from revolving line of credit and long-term debt, net ..................     23,000      35,000
 Dividends paid ..................................................................   (126,664)   (119,825)
 Purchase of stock ...............................................................    (65,020)    (68,729)
 Other financing activities ......................................................     12,398         429
                                                                                    ---------   ---------

NET CASH USED IN FINANCING ACTIVITIES ............................................   (156,286)   (153,125)
                                                                                    ---------   ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .............................    (13,386)     29,965

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................................     67,373      44,254
                                                                                    ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................................  $  53,987   $  74,219
                                                                                    =========   =========



See notes to condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of results for the entire year.

Note B - Stock Split

The retroactive effect of a March 1997 three-for-two stock split effected in the form of a 50% stock dividend has been accounted for in the reported figures for the preceding year.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Genuine Parts Company (the "Company") reported record sales and earnings in the third quarter of 1997. Sales for the quarter were $1.56 billion, up 5% over the same period in 1996. Net income in the quarter advanced 3% to $84 million. On a per-share basis, net income in the quarter was $.47 versus $.45 in the same quarter of the prior year.

For the nine months ended September 30, 1997, sales totaled $4.5 billion, up 5% over the same period in 1996, while net income was $244 million, an increase of 3%. Earnings per share were $1.36 for the first nine months of 1997 and $1.30 for the same period in 1996.

The Automotive Parts Group had a sales increase of 4% for the quarter. This improving trend moved sales up 3% for the nine months. These results, while modest, provided market share gain as the automotive aftermarket remained relatively flat. Marketing programs designed for the professional installer and the do-it-yourself customer should provide continued progress. Sales for the Industrial Parts Group increased 10% for the quarter and 9% for the nine months ended September 30, 1997, reflecting continued geographic expansion, increased market share and outstanding customer service to a growing customer base. The Office Products Group was up 5% for the quarter and 3% for the nine month period as S. P. Richards continues to expand and improve its geographic coverage and service level. Cost of goods sold decreased slightly as a percentage of net sales over the same quarter the prior year and the nine month period. Selling, administrative and other expenses increased 8% for the quarter and 6% for the nine months. The percentage of selling, administrative and other expenses to net sales increased slightly, due mostly to increased salaries, employee benefit expenses and store upgrade expenses.

The ratio of current assets to current liabilities remains very good at 3.6 to 1 and the Company's cash position is good.

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

         Exhibit 3.2 Bylaws of the Company, as amended (incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 5, 1993).

         Exhibit 27  Financial Data Schedule (for SEC use only).

   (b) No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Genuine Parts Company
                                ---------------------
                                (Registrant)



Date  October 30, 1997                 /s/ Jerry W. Nix
      ----------------          ---------------------------------------
                                Jerry W. Nix
                                Senior Vice President - Finance


Date  October 30, 1997                 /s/ George W. Kalafut
      ----------------          ---------------------------------------
                                George W. Kalafut
                                Executive Vice President - Finance and
                                Administration (Principal Financial and
                                Accounting Officer)