Form 10-K405
period 1997-12-31
GENUINE PARTS CO
filed 1998-03-10
CIK 40987

'===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-K

(MARK ONE)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OF
                THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

         The aggregate market value of the Registrant's Common Stock (based upon the closing sales price reported by the New York Stock Exchange and published in The Wall Street Journal for February 12, 1998) held by non-affiliates as of February 12, 1998 was approximately $6,149,387,319.

     The number of shares outstanding of Registrant's Common Stock, as of February 12, 1998: 178,803,145.

     Documents Incorporated by Reference:
     - Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1997, are incorporated by reference into Parts I and II.

     - Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 20, 1998 are incorporated by reference into Part III.

==============================================================================

PART I.

ITEM I.   BUSINESS.

       Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts and office products. In 1997, business was conducted throughout most of the United States, in western Canada and in Mexico from approximately 1,350 operations. As used in this report, the "Company" refers to Genuine Parts Company and its subsidiaries, except as otherwise indicated by the context; and the terms "automotive parts" and "industrial parts" refer to replacement parts in each respective category.

INDUSTRY SEGMENT DATA. The following table sets forth the net sales, operating profit and identifiable assets for the fiscal years 1997, 1996 and 1995 attributable to each of the Company's groups of products which the Company believes indicate segments of its business. Sales to unaffiliated customers are the same as net sales.

                                                             1997                  1996                  1995
                                                             ----                  ----                  ----
       NET SALES                                                              (in thousands)
       ---------
       Automotive Parts                                    $ 3,071,153           $ 3,008,105           $ 2,804,086
       Industrial Parts                                      1,853,270             1,677,859             1,509,566
       Office Products                                       1,080,822             1,034,510               948,252
                                                           -----------           -----------           -----------
          TOTAL NET SALES                                  $ 6,005,245           $ 5,720,474           $ 5,261,904
                                                           ===========           ===========           ===========

       OPERATING PROFIT

       Automotive Parts                                    $   324,008           $   321,852           $   307,726
       Industrial Parts                                        166,053               150,815               132,952
       Office Products                                         110,663               103,309                93,888
                                                           -----------           -----------           -----------
          TOTAL OPERATING PROFIT                               600,724               575,976               534,566
              Interest Expense                                 (13,365)               (8,498)               (3,419)
              Corporate Expense                                (26,943)              (29,057)              (25,939)
              Equity in Income from Investees                    6,730                 9,398                 8,298
              Minority Interests                                (1,546)               (2,586)               (2,712)
                                                           -----------           -----------           -----------
       INCOME BEFORE INCOME TAXES                          $   565,600           $   545,233           $   510,794
                                                           ===========           ===========           ===========

       IDENTIFIABLE ASSETS

       Automotive Parts                                    $ 1,644,288           $ 1,495,106           $ 1,320,910
       Industrial Parts                                        602,656               527,253               482,067
       Office Products                                         383,452               379,394               360,456
                                                           -----------           -----------           -----------
          TOTAL IDENTIFIABLE ASSETS                          2,630,396             2,401,753             2,163,433
          Corporate Assets                                      23,343                20,394                18,631
          Equity Investments                                   100,624                99,484                92,068
                                                           -----------           -----------           -----------
          TOTAL ASSETS                                     $ 2,754,363           $ 2,521,631           $ 2,274,132
                                                           ===========           ===========           ===========

       For additional information regarding industry data, see Page 21 of Annual Report to Shareholders for 1997.

       The majority of the Company's revenue, profitability and identifiable assets are attributable to the Company's operations in the United States. Revenue, profitability and identifiable assets in Canada and Mexico are not material. For additional information regarding foreign operations, see "Note 1 of Notes to Consolidated Financial Statements" on Page 26 of Annual Report to Shareholders for 1997.

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

EMPLOYEES. As of December 31, 1997, the Company employed approximately 24,500 persons.

AUTOMOTIVE PARTS GROUP.

       The Automotive Parts Group, the largest division of the Company, distributes automotive replacement parts and accessory items. The Company is the largest member of the National Automotive Parts Association ("NAPA"), a voluntary trade association formed in 1925 to provide nationwide distribution of automotive parts. In addition to approximately 200,000 part numbers that are available, the Company, in conjunction with NAPA, offers complete inventory, accounting, cataloging, marketing, training and other programs in the automotive aftermarket.

       During 1997, the Company's Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores ("auto parts stores" or "NAPA AUTO PARTS stores") owned in the United States by Genuine Parts Company; automotive parts distribution centers and auto parts stores in western Canada owned and operated by UAP/NAPA Automotive Western Partnership ("UAP/NAPA"), a general partnership in which a wholly owned subsidiary of Genuine Parts Company owns a 49% interest; auto parts stores in the United States operated by corporations in which Genuine Parts Company owned either a 51% or a 70% interest; distribution centers owned by Balkamp, Inc., a majority-owned subsidiary; rebuilding plants owned by the Company and operated by its Rayloc division; and automotive parts distribution centers and auto parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. ("Auto Todo"), a joint venture company in which a wholly owned subsidiary of Genuine Parts Company owns a 49% interest.

       The Company's NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes small engines and replacement parts for farm equipment and heavy duty equipment. The Company's inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company's domestic automotive operations purchase from more than 150 different suppliers, approximately 58% of 1997 automotive inventories were purchased from 10 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers which has protected the Company from inventory obsolescence.

DISTRIBUTION SYSTEM. In 1997, Genuine Parts Company operated 62 domestic NAPA automotive parts distribution centers located in 38 states and approximately 750 domestic company-owned NAPA AUTO PARTS stores located in 43 states. At December 31, 1997, Genuine Parts Company owned a 51% interest in 136 corporations and a 70% interest in 5 corporations which operated 203 auto parts stores in 39 states.

       In Canada, Genuine Parts Company Ltd., a wholly-owned subsidiary, owns a 49% interest in UAP/NAPA which operated seven automotive parts distribution centers and 106 auto parts stores located in the provinces of Alberta, British Columbia, Manitoba and Saskatchewan and in the Yukon Territories. In addition, the Company has an approximate 23% interest in UAP Inc., a publicly traded Canadian corporation, which owns the other 51% interest in UAP/NAPA and further engages in the distribution of automotive parts primarily in eastern Canada. In Mexico, Auto Todo owns and operates 20 distribution centers and 23 auto parts stores. Auto Todo is licensed to and uses the NAPA(R) name in Mexico. The Company's investments in UAP/NAPA and Auto Todo are accounted for by the equity method of accounting.

       The Company's distribution centers serve approximately 4,900 independently owned NAPA AUTO PARTS stores located throughout the market areas served. NAPA AUTO PARTS stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, these auto parts stores account for approximately 17% of the Company's total sales with no auto parts store or group of auto parts stores with individual or common ownership accounting for more than .3% of the total sales of the Company.

PRODUCTS. Distribution centers have access to approximately 200,000 different parts and related supply items. Each item is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers. Most orders are filled and shipped the same day as received. The majority of sales are on terms which require payment within 30 days of the statement date. The Company does not manufacture any of the products it distributes. The majority of products are distributed under the NAPA(R) name, a mark licensed to the Company by the National Automotive Parts Association.

RELATED OPERATIONS. A majority-owned subsidiary of Genuine Parts Company, Balkamp, Inc. ("Balkamp"), distributes a wide variety of replacement parts and accessory items for passenger cars, heavy duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the approximately 24,000 part numbers which constitute the "Balkamp" line of products which are distributed to the members of the National Automotive Parts Association ("NAPA"). These products are categorized in 150 different product groups purchased from more than 400 suppliers. All Balkamp items are cataloged separately to provide single source convenience for NAPA customers. BALKAMP(R), a federally registered trademark, is important to the sales and marketing promotions of the Balkamp organization. Balkamp has three distribution centers located in Indianapolis, Indiana, Greenwood, Mississippi, and West Jordan, Utah.

       The Company, through its Rayloc division, also operates five plants where certain small automotive parts are rebuilt. These products are distributed to the members of NAPA under the name Rayloc(R). Rayloc(R) is a mark licensed to the Company by NAPA.

SEGMENT DATA. In the year ended December 31, 1997, sales from the Automotive Parts Group approximated 51% of the Company's net sales as compared to 53% in 1996 and 53% in 1995.

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

NAPA. The Company is a member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive replacement parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose members in 1997 operated 71 distribution centers located throughout the United States, 62 of which were owned and operated by the Company. NAPA develops marketing concepts and programs which may be used by its members. It is not involved in the chain of distribution.

       Among the automotive lines which each NAPA member purchases and distributes are certain lines designated, cataloged, advertised and promoted as "NAPA" lines. The members are not required to purchase any specific quantity of parts so designated and may, and do, purchase competitive lines from other supply sources.

       The Company and the other NAPA members use the federally registered trademark NAPA(R) as part of the trade name of their distribution centers and jobbing stores. The Company contributes to NAPA's national advertising which is designed to increase public recognition of the NAPA name and to promote NAPA product lines.

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

INDUSTRIAL PARTS GROUP

       The Industrial Parts Group distributes industrial replacement parts and related supplies throughout the United States, Canada and Mexico. This Group distributes industrial bearings and fluid transmission equipment, including hydraulic and pneumatic products, material handling components, agricultural and irrigation equipment and their related supplies.

       In 1997, the Company distributed industrial parts in the United States through Motion Industries, Inc. ("Motion"), headquartered in Birmingham, Alabama, and Motion's operating division, Berry Bearing Company ("Berry Bearing"), headquartered in Chicago, Illinois. Both Motion and Berry are wholly owned subsidiaries of the Company. In Canada, industrial parts are distributed by another of Motion's operating divisions, Motion (Canada), Inc. ["Motion (Canada)"], formerly Oliver Industrial Supply Ltd., a wholly owned subsidiary of Genuine Parts Holdings Ltd., headquartered in Lethbridge, Alberta. Genuine Parts Holdings Ltd. is a wholly owned subsidiary of the Company. Motion (Canada)'s service area is principally the provinces of Alberta, British Columbia, Manitoba and Saskatchewan. An affiliate relationship in Mexico allows Motion to provide the Mexican industrial sector with industrial parts.

       In October 1997, the Company completed the acquisitions of Utah Bearing and Fabrication Company and Colorado Bearing and Supply, Inc. Utah Bearing, based in Salt Lake City, distributes bearings and mechanical, electrical and fluid power components through 14 locations in Utah, New Mexico, Wyoming, Idaho and Oregon. Colorado Bearing and Supply has one location in Denver, Colorado. Utah Bearing and Colorado Bearing and Supply, Inc. are among the most successful independent power transmission distributors in the Rocky Mountain region. These branches have been added to the Industrial Parts Group. Additionally, Motion opened 12 new branches (including one in San Juan, Puerto
Rico) raising the number of total industrial branches to 420 operating in 46 states.

       As of December 31, 1997, the Group served more than 150,000 customers in all types of industries located throughout the United States, Mexico and western Canada.

DISTRIBUTION SYSTEM. In the United States, the Industrial Parts Group operates seven distribution centers, two re-distribution centers, 27 service centers for fluid power, electrical and special hose applications and 420 branches. Distribution centers stock and distribute more than 200,000 different items purchased from over 250 different suppliers. The Group's re-distribution centers serve as collection points for excess inventory collected from its branches for re-distribution to those branches which need the inventory. Approximately 60% of 1997 total industrial purchases were made from 10 major suppliers. Sales are generated from the Group's branches located in 46 states, each of which has warehouse facilities that stock significant amounts of inventory representative of the lines of products used by customers in the respective market area served.

       In Canada, Motion (Canada) operates an industrial parts and agricultural supply distribution center for its nine branches serving the industrial and agricultural markets of Alberta, British Columbia, Manitoba and Saskatchewan in western Canada. Motion (Canada) also distributes irrigation systems and related supplies.

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

INTEGRATED SUPPLY. Motion's integrated supply solutions continued to gain momentum in 1997. Motion's integrated supply process not only reduces the costs associated with MRO (Maintenance, Repairs and Operation) inventory management, but also enables the manufacturing customer to focus on its core competency, free working capital associated with inventories, improve service levels to end-users, and allow management to focus on more strategic concerns. Motion's integrated supply process analyzes a customer's current operation to develop integration goals and then provides solutions based on industry's accepted best practices.

SEGMENT DATA. In the year ended December 31, 1997, sales from the Company's Industrial Parts Group approximated 31% of the Company's net sales as compared to 29% in 1996 and 29% in 1995.

COMPETITION. The Industrial Parts Group competes with other distributors specializing in the distribution of such items, general line distributors and others who have developed or joined integrated supply programs. To a lesser extent, the Group competes with manufacturers that sell directly to the customer.

OFFICE PRODUCTS GROUP

       The Office Products Group, operated through S. P. Richards Company ("S.
P. Richards"), a wholly owned subsidiary of Genuine Parts Company headquartered in Atlanta, Georgia, is engaged in the wholesale distribution of a broad line of office and other products which are used in the daily operation of businesses, schools, offices and institutions. Office products fall into the general categories of computer supplies, imaging supplies, office machines, general office supplies, janitorial supplies, breakroom supplies, and office furniture. Lesker Office Furniture, a furniture only wholesaler acquired in 1993, operates from five branches in the Northeast. Horizon USA Data Supplies, Inc., acquired by the Company in 1995, is a computer supplies distributor headquartered in Reno, Nevada.

       In June 1997, the Company completed the purchase of the majority of the assets of Westwide Distributors, Inc., a Texas corporation, formerly operating an office supply distribution center in Albuquerque, New Mexico. When S. P. Richards Company began the operation of this office supply distribution center, it became its 39th office products distribution center. In November 1997, the Company opened its 40th business products distribution center in Davenport, Iowa.

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

       The Office Products Group distributes more than 20,000 items to over 6,000 office supply dealers from 46 facilities located in 31 states. Approximately 57% of 1997 total office products purchases were made from 10 major suppliers.

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

SEGMENT DATA. In the year ended December 31, 1997, sales from the Company's Office Products Group approximated 18% of the Company's net sales as compared to 18% in 1996 and 18% in 1995.

COMPETITION. In the distribution of office supplies to retail dealers, S. P. Richards competes with many other wholesale distributors as well as with manufacturers of office products and large national retail chains.

                              * * * * * * * * * *

EXECUTIVE OFFICERS OF THE COMPANY. The table below sets forth the name and age of each person deemed to be an executive officer of the Company as of February 12, 1998, the position or office held by each and the period during which each has served as such. Each executive officer is elected by the Board of Directors and serves at the pleasure of the Board of Directors until his successor has been elected and has qualified, or until his earlier death, resignation, removal, retirement or disqualification.


                                                                                                    YEAR FIRST
                                                                                                     ASSUMED
NAME                                       AGE     POSITION OF OFFICE                                POSITION
----                                       ---     ------------------                                --------
Larry L. Prince                             59     Chairman of the Board of Directors and           1990/1989
                                                   Chief Executive Officer
Thomas C. Gallagher                         50     President and Chief Operating Officer               1990
Robert J. Breci                             62     Executive Vice President                            1987
George W. Kalafut                           63     Executive Vice President-Finance and                1991
                                                   Administration *
Keith M. Bealmear                           51     Group Vice President                                1994
Albert T. Donnon, Jr.                       50     Group Vice President                                1993
Edward Van Stedum                           48     Senior Vice President-Human Resources               1996

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

       The Company's Automotive Parts Group currently operates 62 NAPA Distribution Centers in the United States distributed among eight geographic divisions. More than 90% of the distribution center properties are owned by the Company. At December 31, 1997, the Company owned 750 NAPA AUTO PARTS stores located in 43 states, and Genuine Parts Company owned either a 51% or 70% interest in 203 auto parts stores located in 39 states. Other than NAPA AUTO PARTS stores located within Company owned distribution centers, most of the auto parts stores were operated in leased facilities. In addition, UAP/NAPA, in which Genuine Parts Company owns a 49% interest, operated 106 auto parts stores in western Canada. The Company's Automotive Parts Group also operates three Balkamp distribution centers, five Rayloc rebuilding plants, and one transfer and shipping facility.

       The Company's Industrial Parts Group, operating through Motion and Berry Bearing Company, operates 7 distribution centers, 2 re-distribution centers, 27 service centers and 420 branches. Approximately 90% of these branches are operated in leased facilities. In addition, the Industrial Parts Group operates an industrial parts and agricultural supply distribution center in western Canada for its 9 branches, of which approximately 85% are operated in leased facilities.

       The Company's Office Products Group operates 46 facilities in the United States distributed among the Group's six geographic divisions. Approximately 75% of these facilities are operated in leased buildings.

       For additional information regarding rental expense on leased properties, see "Note 4 of Notes to Consolidated Financial Statements" on Page 27 of Annual Report to Shareholders for 1997.

ITEM 3.   LEGAL PROCEEDINGS.

       Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not applicable.


PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

       Information required by this item is set forth under the heading "Market and Dividend Information" on Page 18 of Annual Report to Shareholders for the year ended December 31, 1997, and is incorporated herein by reference. The Company has made no unregistered sales of securities during the year ended December 31, 1997.

ITEM 6.   SELECTED FINANCIAL DATA.

       Information required by this item is set forth under the heading "Selected Financial Data" on Page 18 of Annual Report to Shareholders for the year ended December 31, 1997, and is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

       Information required by this item is set forth under the heading "Management's Discussion and Analysis" on Pages 19 and 20 of Annual Report to Shareholders for the year ended December 31, 1997, and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOVE MARKET RISK.

       The Company has no significant market risk sensitive instruments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       Information required by this item is set forth in the consolidated financial statements on Page 21 and Pages 23 through 30, in "Report of Independent Auditors" on Page 22, and under the heading "Quarterly Results of Operations" on Page 20, of Annual Report to Shareholders for the year ended December 31, 1997, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Information required by this item is set forth under the headings "Nominees for Director" and "Members of the Board of Directors Continuing in Office" on Pages 2 through 4 of the definitive proxy statement for the Company's Annual Meeting to be held on April 20, 1998, and is incorporated herein by reference. Certain information about Executive Officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

       Information required by this item is set forth under the heading "Executive Compensation and Other Benefits" on Pages 7 through 9, and under the headings "Compensation Committee Interlocks and Insider Participation", "Compensation Pursuant to Plans" and "Termination of Employment and Change of Control Arrangements" on Pages 11 through 15 of the definitive proxy statement for the Company's Annual Meeting to be held on April 20, 1998, and is incorporated herein by reference. In no event shall the information contained in the definitive proxy statement for the Company's 1998 Annual Meeting on Pages 9 through 11 under the heading "Compensation and Stock Option Committee Report on Executive Compensation" or on Pages 16 and 17 under the heading "Performance Graph" be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       Information required by this item is set forth under the headings "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership of Management" on Pages 5 through 7 of the definitive proxy statement for the Company's Annual Meeting to be held on April 20, 1998, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Information required by this item is set forth under the heading "Compensation Committee Interlocks and Insider Participation" on Pages 11 and 12 of the definitive proxy statement for the Company's 1998 Annual Meeting to be held on April 20, 1998, and is incorporated herein by reference.


PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

           (3) The following Exhibits are filed as part of this report in Item 14(c):

           Exhibit 3.1 Restated Articles of Incorporation of the Company, dated as of April 18, 1998, and as amended April 17, 1989 and amendments to the Restated Articles of Incorporation of the Company, dated as of November 20, 1989 and April 18, 1994. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 3, 1995.)

           Exhibit 3.2         By-laws of the Company, as amended.
                               (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 5, 1993.)

           Exhibit 4.1 Shareholder Protection Rights Agreement, dated as of November 20, 1989, between the Company and Trust Company Bank, as Rights Agent. (Incorporated herein by reference from the Company's Report on Form 8-K, dated November 20, 1989.)

           Exhibit 4.2 Specimen Common Stock Certificate. (Incorporated herein by reference from the Company's Registration Statement on Form S-1, Registration No. 33-63874.)

           Exhibit 10.1 *      1988 Stock Option Plan. (Incorporated herein by
                               reference from the Company's Annual Meeting
                               Proxy Statement, dated March 9, 1988.)

           Exhibit 10.2 *      Form of Amendment to Deferred Compensation
                               Agreement, adopted February 13, 1989, between the Company and certain executive officers of the Company. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 15, 1989.)

           Exhibit 10.3 *      Form of Agreement adopted February 13, 1989,
                               between the Company and certain executive officers of the Company providing for a supplemental employee benefit upon a change in control of the Company. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 15, 1989.)

           Exhibit 10.4 *      Genuine Parts Company Supplemental Retirement
                               Plan, effective January 1, 1991. (Incorporated herein by reference from the Company's Annual
                               Report on Form 10-K, dated March 8, 1991.)

           Exhibit 10.5 *      1992 Stock Option and Incentive Plan, effective
                               April 20, 1992. (Incorporated herein by
                               reference from the Company's Annual Meeting
                               Proxy Statement, dated March 6, 1992.)

           Exhibit 10.6 *      Restricted Stock Agreement dated March 31, 1994,
                               between the Company and Larry L. Prince.
                               (Incorporated herein by reference from the Company's Form 10-Q, dated May 6, 1994.)

           Exhibit 10.7 *      Restricted Stock Agreement dated March 31, 1994,
                               between the Company and Thomas C. Gallagher.
                               (Incorporated herein by reference from the Company's Form 10-Q, dated May 6, 1994.)

           Exhibit 10.8 *      The Genuine Parts Company Restated Tax-Deferred
                               Savings Plan, effective January 1, 1993.
                               (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated
                               March 3, 1995.)

           Exhibit 10.9 *      Amendment No. 2 to the Genuine Parts Company
                               Supplemental Retirement Plan, effective January
                               1, 1995. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated
                               March 3, 1995.)

           Exhibit 10.10 *     Genuine Partnership Plan, as amended and
                               restated January 1, 1994. (Incorporated herein by reference form the Company's Annual Report on Form 10-K, dated March 3, 1995.)

           Exhibit 10.11 *     Genuine Parts Company Pension Plan, as amended
                               and restated effective January 1, 1989.
                               (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated
                               March 3, 1995.)

           Exhibit 10.12 *     Amendment No. 1 to the Genuine Partnership Plan,
                               effective September 1, 1995. (Incorporated herein by reference to the Company's Form 10-K, dated March 7, 1996.)

           Exhibit 10.13 *     Amendment No. 1 to the Genuine Parts Company
                               Pension Plan, effective April 1, 1995.
                               (Incorporated herein by reference to the Company's Form 10-K, dated March 7, 1996.)

           Exhibit 10.14 *     Amendment No. 2 to the Genuine Parts Company
                               Pension Plan, dated September 28, 1995,
                               effective January 1, 1995. (Incorporated herein by reference to the Company's Form 10-K, dated
                               March 7, 1996.)

           Exhibit 10.15 *     Genuine Parts Company Directors' Deferred
                               Compensation Plan, effective November 1, 1996.
                               (Incorporated herein by reference to the Company's Form 10-K, dated March 10, 1997.)

           Exhibit 10.16 *     Amendment No. 3 to the Genuine Parts Company
                               Pension Plan dated May 24, 1996, effective
                               January 1, 1996. (Incorporated herein by reference to the Company's Form 10-K, dated
                               March 10, 1997.)

           Exhibit 10.17 *     Amendment No. 4 to the Genuine Parts Company
                               Pension Plan dated December 3, 1996, effective
                               January 1, 1996. (Incorporated herein by reference to the Company's Form 10-K, dated
                               March 10, 1997.)

           Exhibit 10.18 *     Amendment No. 2 to the Genuine Partnership Plan,
                               dated December 3, 1996, effective November 1,
                               1996. (Incorporated herein by reference to the Company's Form 10-K, dated March 10, 1997.)

           Exhibit 10.19 *     Amendment No. 4-A to the Genuine Parts Company
                               Pension Plan, dated August 29, 1997, effective
                               January 1, 1996.

           Exhibit 10.20 *     Amendment No. 5 to the Genuine Parts Company
                               Pension Plan, dated August 7, 1997.

           Exhibit 10.21 *     Amendment No. 6 to the Genuine Parts Company
                               Pension Plan,  dated October 6, 1997, effective
                               January 1, 1997.

           Exhibit 10.22 *     Amendment No. 3 to the Genuine Partnership Plan,
                               dated August 7, 1997.

           Exhibit 10.23 *     Amendment No. 3 to the Genuine Parts Company
                               Supplemental Retirement Plan, dated August 29,
                               1997, effective August 15, 1997.

           Exhibit 10.24 *     Genuine Parts Company Death Benefit Plan,
                               effective July 15, 1997.

       *   Indicates executive compensation plans and arrangements.

           Exhibit 13 The following sections and pages of the 1997 Annual Report to Shareholders:

                               -   Selected Financial Data on Page 18
                               -   Market and Dividend Information on Page 18
                               -   Management's Discussion and Analysis on Pages 19 and 20
                               -   Quarterly Results of Operations on Page 20
                               -   Industry Data on Page 21
                               -   Report of Independent Auditors on Page 22
                               -   Consolidated Financial Statements and Notes to Consolidated Financial
                                   Statements on Pages 23-30.

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




GENUINE PARTS COMPANY






/S/ LARRY L. PRINCE                       3/10/98             /S/ GEORGE W. KALAFUT                    3/10/98
-----------------------------------------------------         --------------------------------------------------
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


/S/ BRADLEY CURREY, JR.                     2/16/98           /S/ JEAN DOUVILLE                        2/16/98
---------------------------------------------------           ------------------------------------------------
BRADLEY CURREY, JR.                         (Date)            JEAN DOUVILLE                            (Date)
Director                                                      Director
                                                              Chairman of the Board and Chief Executive Officer
                                                              of UAP Inc.





/S/ ROBERT P. FORRESTAL                     2/16/98           /S/ THOMAS C. GALLAGHER                  2/16/98
---------------------------------------------------           ------------------------------------------------
ROBERT P. FORRESTAL                         (Date)            THOMAS C. GALLAGHER                      (Date)
Director                                                      Director
                                                              President and Chief Operating Officer





/S/ J. HICKS LANIER                         2/16/98
---------------------------------------------------           ------------------------------------------------
J. HICKS LANIER                                               WILLIAM A. PARKER                        (Date)
Director                                                      Director






/S/ LARRY L. PRINCE                         2/16/98           /S/ ALANA S. SHEPHERD                    2/16/98
---------------------------------------------------           ------------------------------------------------
LARRY L. PRINCE                             (Date)            ALANA S. SHEPHERD                        (Date)
Director                                                      Director
Chairman of the Board and Chief Executive Officer






/S/ LAWRENCE G. STEINER                     2/16/98           /S/ JAMES B. WILLIAMS                    2/16/98
---------------------------------------------------           ------------------------------------------------
LAWRENCE G. STEINER                         (Date)            JAMES B. WILLIAMS                        (Date)
Director                                                      Director

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(A)(1) AND (2), (C) AND (D)

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1997

                             GENUINE PARTS COMPANY

                                ATLANTA, GEORGIA

Form 10-K - Item 14(a)(1) and (2)

Genuine Parts Company and Subsidiaries

Index of Financial Statements



The following consolidated financial statements of Genuine Parts Company and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1997, are incorporated by reference in Item 8:

         Consolidated balance sheets - December 31, 1997 and 1996

         Consolidated statements of income - Years ended December 31, 1997, 1996, and 1995

         Consolidated statements of cash flows - Years ended December 31, 1997, 1996 and 1995

         Notes to consolidated financial statements - December 31, 1997

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

                           ANNUAL REPORT ON FORM 10-K

                                 ITEM 14(a)(3)

                                LIST OF EXHIBITS



The following Exhibits are filed as a part of this Report:

10.19* Amendment No. 4-A to the Genuine Parts Company Pension Plan, dated August 29, 1997, effective January 1, 1996.
10.20* Amendment No. 5 to the Genuine Parts Company Pension Plan, dated August 7, 1997.
10.21* Amendment No. 6 to the Genuine Parts Company Pension Plan, dated October 6, 1997, effective January 1, 1997.
10.22*   Amendment No. 3 to the Genuine Partnership Plan, dated August 7, 1997.
10.23* Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, dated August 29, 1997, effective August 15, 1997.
10.24*   Genuine Parts Company Death Benefit Plan, effective July 15, 1997.

13       The following Sections and Pages of Annual Report to Shareholders for
         1997:

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
                    November 20, 1989, between the Company and Trust Company
                    Bank, as Rights Agent.

         -   4.2    Specimen Common Stock Certificate.  (Incorporated herein by reference form the Company's Registration Statement on
                    Form S-1, Registration No. 33-63874).
         -  10.1*   1988 Stock Option Plan.
         -  10.2*   Form of Amendment to Deferred Compensation Agreement
                    adopted February 13, 1989, between the Company and certain executive officers of the Company.
         -  10.3*   Form of Agreement adopted February 13, 1989, between the
                    Company and certain executive officers of the Company
                    providing for a supplemental employee benefit upon a change in control of the Company.
         -  10.4*   Genuine Parts Company Supplemental Retirement Plan,
                    effective January 1, 1991.
         -  10.5*   1992 Stock Option and Incentive Plan, effective April 20,
                    1992.
         -  10.6*   Restricted Stock Agreement dated March 31, 1994, between
                    the Company and Larry L. Prince.
         -  10.7*   Restricted Stock Agreement dated March 31, 1994, between
                    the Company and Thomas C. Gallagher.
         -  10.8*   The Genuine Parts Company Restated Tax-Deferred Savings
                    Plan, effective January 1, 1993.
         -  10.9*   Amendment No. 2 to the Genuine Parts Company Supplemental
                    Retirement Plan, effective January 1, 1995.
         -  10.10*  Genuine Partnership Plan, as amended and restated January
                    1, 1994.
         -  10.11*  Genuine Parts Company Pension Plan, as amended and restated, effective January 1, 1989.
         -  10.12*  Amendment No. 1 to the Genuine Partnership Plan, effective
                    September 1, 1995.
         -  10.13*  Amendment No. 1 to the Genuine Parts Company Pension Plan,
                    effective April 1, 1995.
         -  10.14*  Amendment No. 2 to the Genuine Parts Company Pension Plan,
                    dated September 28, 1995, effective January 1, 1995.
         -  10.15*  Genuine Parts Company Directors' Deferred Compensation
                    Plan, effective November 1, 1996.
         -  10.16*  Amendment No. 3 to the Genuine Parts Company Pension Plan,
                    dated May 24, 1996, effective January 1, 1996.
         -  10.17*  Amendment No. 4 to the Genuine Parts Company Pension Plan,
                    dated December 3, 1996, effective January 1, 1996.
         -  10.18*  Amendment No. 2 to the Genuine Partnership Plan, dated
                    December 3, 1996, effective November 1, 1996.

             *      Indicates executive compensation plans and arrangements.