Form 10-Q
period 1998-03-31
GENUINE PARTS CO
filed 1998-04-30
CIK 40987

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------



                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended March 31, 1998    Commission File Number 1-5690
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




                                   178,980,690
                                   -----------
                            (Shares of Common Stock)

                                                                       FORM 10-Q

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                     GENUINE PARTS COMPANY and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                         ASSETS                                                         Mar. 31,          Dec. 31,
                                                                                                          1998              1997
                                                                                                          ----              ----
                                                                                                        (Unaudited)
                                                                                                              (in thousands)
CURRENT ASSETS
Cash and cash equivalents..........................................................................$       98,810      $      72,823

Trade accounts receivable, less allowance
for doubtful accounts (1998 - $4,404; 1997 - $1,849)...............................................       746,522            686,551

Inventories - at lower of cost (substantially last-in,
first-out method) or market........................................................................     1,315,065          1,321,597

Prepaid and other current accounts.................................................................        30,043             12,580
                                                                                                        ---------          ---------

         TOTAL CURRENT ASSETS......................................................................     2,190,440          2,093,551

Investments and other assets.......................................................................       288,728            288,298

Total property, plant and equipment, less allowance
for depreciation (1998 - $269,092; 1997 - $258,634 )...............................................       372,846            372,514
                                                                                                        ---------          ---------

                                                                                                   $    2,852,014      $   2,754,363
                                                                                                        =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable...................................................................................$      412,162      $     405,141

Revolving line of credit...........................................................................        41,000             36,000

Income taxes.......................................................................................        59,351             14,372

Dividends payable..................................................................................        44,720             43,436

Other current liabilities..........................................................................        54,920             57,989
                                                                                                        ---------          ---------

         TOTAL CURRENT LIABILITIES.................................................................       612,153            556,938

Long-term debt.....................................................................................       209,440            209,490

Deferred income taxes..............................................................................        89,049             89,049

Minority interests in subsidiaries.................................................................        48,466             39,418

SHAREHOLDERS' EQUITY

Stated capital:
    Preferred Stock, par value - $1 per share
       Authorized - 10,000,000 shares - None Issued................................................           -0-                -0-
    Common Stock, par value - $1 per share
       Authorized - 450,000,000 shares
       Issued - 1998 - 178,980,690; 1997 - 178,947,976.............................................       178,981            178,948


Retained earnings..................................................................................     1,713,925          1,680,520
                                                                                                        ---------          ---------

         TOTAL SHAREHOLDERS' EQUITY................................................................     1,892,906          1,859,468
                                                                                                        ---------          ---------

                                                                                                   $    2,852,014      $   2,754,363
                                                                                                        =========          =========

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                                                              Three Months Ended March 31,
                                                                                              ----------------------------

                                                                                                 1998              1997
                                                                                              ----------        ----------

                                                                                           (000 omitted except per share data)

Net sales.............................................................................        $1,533,138        $1,457,646
Cost of goods sold....................................................................         1,086,402         1,028,379
                                                                                               ---------         ---------
                                                                                                 446,736           429,267
Selling, administrative & other expenses..............................................           314,508           302,705
                                                                                               ---------         ---------

Income before income taxes............................................................           132,228           126,562
Income taxes..........................................................................            52,230            49,967
                                                                                               ---------         ---------

NET INCOME............................................................................        $   79,998        $   76,595
                                                                                               =========         =========
Basic net income per common share.....................................................        $      .45        $      .43
                                                                                               =========         =========

Diluted net income per common share...................................................        $      .45        $      .42
                                                                                               =========         =========

Dividends declared per common share...................................................        $      .25        $      .24
                                                                                               =========         =========


Average common shares outstanding.....................................................           178,822           179,942

Dilutive effect of stock options and non-vested restricted stock awards...............               733               715
                                                                                               ---------         ---------

Average common shares outstanding - assuming dilution.................................           179,555           180,657
                                                                                               =========         =========


                                                                       FORM 10-Q

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                                              Three Months
                                                                                                              Ended Mar. 31,
                                                                                                         -----------------------

                                                                                                             (000 omitted)
Cash Provided By:
                                                                                                           1998           1997
                                                                                                         -------         -------
OPERATING ACTIVITIES:
   Net income........................................................................................   $ 79,998        $ 76,595
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation....................................................................................     15,993          14,996
     Other...........................................................................................        974           1,707
     Changes in operating assets and liabilities:
       Trade accounts receivable.....................................................................    (59,971)        (57,840)
       Merchandise inventories.......................................................................      6,532          (2,866)
       Trade accounts payable........................................................................      7,021         (22,453)
       Income taxes payable..........................................................................     44,979          37,436
       Other operating assets and liabilities........................................................    (20,532)        (15,458)
                                                                                                         -------         -------

NET CASH PROVIDED BY OPERATING ACTIVITIES............................................................     74,994          32,117

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment.........................................................    (20,035)        (23,029)
   Other investing activities........................................................................     11,354           5,161
                                                                                                         -------         -------

NET CASH USED IN INVESTING ACTIVITIES................................................................     (8,681)        (17,868)

FINANCING ACTIVITIES:
   Proceeds from revolving line of credit, net.......................................................      5,000          38,000
   Dividends paid....................................................................................    (43,436)        (40,258)
   Purchase of stock.................................................................................      8,789)         (7,761)
   Other financing activities........................................................................      6,899           4,400
                                                                                                         -------         -------

NET CASH USED IN FINANCING ACTIVITIES................................................................    (40,326)         (5,619)
                                                                                                         -------         -------

NET INCREASE IN CASH AND CASH EQUIVALENTS............................................................     25,987           8,630

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................................................     72,823          67,373
                                                                                                         -------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................................................   $ 98,810        $ 76,003
                                                                                                         =======         =======


See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results for the entire year. Comprehensive income is not materially different from net income.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Genuine Parts Company (the "Company") reported record sales and earnings in the first quarter of 1998. Sales for the quarter were $1.5 billion, up 5% over the same period in 1997. Net income in the quarter advanced 4% to $80 million. On a per-share diluted basis, net income in the quarter was 45 cents versus 42 cents in the same quarter of the prior year, an increase of 7%.

Sales for the Automotive Parts Group advanced 2% for the quarter, reflecting the effects of extremely slow growth in the automotive aftermarket. Sales for the Industrial Parts Group increased 12% for the quarter, as industry across the country is continuing to operate at high levels of capacity. The Office Products Group was up 4% for the quarter reflecting excellent service and sound programs. Cost of goods sold increased slightly as a percentage of net sales compared to the same quarter the prior year. Selling, administrative and other expenses increased 4% for the quarter and the percentage of selling, administrative and other expenses to net sales decreased slightly, reflecting improved expense control.

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

           Exhibit 3.2 Bylaws of the Company, as amended (incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 5, 1993).

           Exhibit 27      Financial Data Schedule (for SEC use only).

     (b) No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1998.

                                                                       FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Genuine Parts Company
                                        (Registrant)


Date  April 30, 1998                    /s/ Jerry Nix
      --------------
                                        ---------------------------------------
                                        Jerry W. Nix
                                        Senior Vice President - Finance


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