Form 10-Q
period 1998-06-30
GENUINE PARTS CO
filed 1998-07-30
CIK 40987

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended June 30, 1998       Commission File Number 1-5690
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




                                   178,688,612
                                   -----------
                            (Shares of Common Stock)

================================================================================

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                     GENUINE PARTS COMPANY and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                               ASSETS                                          June 30,           Dec. 31,
                                                                                 1998               1997
                                                                              ----------         ----------
                                                                               (Unaudited)
                                                                                     (in thousands)
CURRENT ASSETS

Cash and cash equivalents.................................................    $   64,840         $   72,823

Trade accounts receivable, net of allowance for doubtful accounts.........       781,848            686,551

Inventories - at lower of cost (substantially last-in,
first-out method) or market...............................................     1,331,442          1,321,597

Prepaid and other current accounts........................................        30,267             12,580
                                                                              ----------         ----------

         TOTAL CURRENT ASSETS.............................................     2,208,397          2,093,551

Investments and other assets..............................................       289,357            288,298

Total property, plant and equipment, less allowance
for depreciation (1998 - $276,681; 1997 - $251,929).......................       375,278            372,514
                                                                              ----------         ----------
                                                                              $2,873,032         $2,754,363
                                                                              ==========         ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable .........................................................    $  457,906         $  405,141

Revolving line of credit..................................................        20,000             36,000

Income taxes..............................................................        23,082             14,372

Dividends payable.........................................................        44,717             43,436

Other current liabilities.................................................        55,105             57,989
                                                                              ----------         ----------
         TOTAL CURRENT LIABILITIES........................................       600,810            556,938

Long-term debt............................................................       209,428            209,490

Deferred income taxes.....................................................        89,049             89,049

Minority interests in subsidiaries........................................        50,374             39,418

SHAREHOLDERS' EQUITY

Stated capital:
    Preferred Stock, par value - $1 per share
       Authorized - 10,000,000 shares - None Issued.......................           -0-                -0-
    Common Stock, par value - $1 per share
       Authorized - 450,000,000 shares
       Issued - 1998 - 178,688,612; 1997 - 178,947,976....................       178,689            178,948

Retained earnings.........................................................     1,744,682          1,680,520
                                                                              ----------         ----------
         TOTAL SHAREHOLDERS' EQUITY.......................................     1,923,371          1,859,468
                                                                              ----------         ----------
                                                                              $2,873,032         $2,754,363
                                                                              ==========         ==========

See notes to condensed consolidated financial statements.

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                    Three Months Ended June 30,               Six Months Ended June 30,
                                                   ------------------------------         ------------------------------
                                                      1998                1997               1998                1997
                                                   ----------          ----------         ----------          ----------
                                                                   (000 omitted except per share data)

Net sales.......................................   $1,619,383          $1,510,456         $3,152,521          $2,968,102
Cost of goods sold..............................    1,141,980           1,065,336          2,228,382           2,093,715
                                                   ----------          ----------         ----------          ----------
                                                      477,403             445,120            924,139             874,387
Selling, administrative & other expenses........      335,446             306,705            649,954             609,410
                                                   ----------          ----------         ----------          ----------

Income before income taxes......................      141,957             138,415            274,185             264,977
Income taxes....................................       56,073              54,674            108,303             104,641
                                                   ----------          ----------         ----------          ----------

NET INCOME......................................   $   85,884          $   83,741         $  165,882          $  160,336
                                                   ==========          ==========         ==========          ==========



Basic net income per common share...............   $      .48          $      .47         $      .93          $      .89
                                                   ==========          ==========         ==========          ==========

Diluted net income per common share.............   $      .48          $      .46         $      .92          $      .89
                                                   ==========          ==========         ==========          ==========

Dividends declared per common share.............   $      .25          $      .24         $      .50          $      .48
                                                   ==========          ==========         ==========          ==========



Average common shares outstanding...............      178,859             180,018            178,840             179,980

Dilutive effect of stock options and
   non-vested restricted stock awards...........          588                 734                624                 724
                                                   ----------          ----------         ----------          ----------

Average common shares outstanding,
   assuming dilution............................      179,447             180,752            179,464             180,704
                                                   ==========          ==========         ==========          ==========



See notes to condensed consolidated financial statements.

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                  Six Months
                                                                                                 Ended June 30,
                                                                                                 --------------
                                                                                                 (000 omitted)

Cash Provided By:
                                                                                              1998           1997
                                                                                           ---------      ---------
OPERATING ACTIVITIES:
   Net income............................................................................  $ 165,882      $ 160,336
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation........................................................................     31,618         29,014
     Other...............................................................................      2,859          2,967
     Changes in operating assets and liabilities:
       Trade accounts receivable.........................................................    (95,297)       (68,802)
       Merchandise inventories...........................................................     (9,845)         1,164
       Trade accounts payable............................................................     52,765            235
       Income taxes payable..............................................................      8,710            371
       Other operating assets and liabilities............................................    (20,571)       (24,768)
                                                                                           ---------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES................................................    136,121        100,517

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment.............................................    (40,124)       (47,127)
   Other investing activities............................................................      4,683          4,531
                                                                                           ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES....................................................    (35,441)       (42,596)

FINANCING ACTIVITIES:
   Proceeds from revolving line of credit, net...........................................    (16,000)        38,000
   Dividends paid........................................................................    (88,156)       (83,450)
   Purchase of stock.....................................................................    (20,756)       (12,693)
   Other financing activities............................................................     16,249          7,930
                                                                                           ---------      ---------

NET CASH USED IN FINANCING ACTIVITIES....................................................   (108,663)       (50,213)
                                                                                           ---------       --------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS.....................................     (7,983)         7,708

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................................     72,823         67,373
                                                                                           ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................................  $  64,840      $  75,081
                                                                                           =========      =========


See notes to condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of results for the entire year. Comprehensive income is not materially different from net income.

Note B - Subsequent Event

On July 1, 1998, the Company completed the acquisition of EIS, Inc. ("EIS"). Genuine Parts acquired EIS in exchange for a combination of cash and Genuine Parts Company common stock totaling approximately $200 million. EIS, founded in 1950 in Atlanta, Georgia, is a leading wholesale distributor of materials and supplies to the electrical and electronic industries.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Genuine Parts Company (the "Company") reported record sales and earnings in the second quarter of 1998. Sales for the quarter were $1.6 billion, up 7% over the same period in 1997. Net income in the quarter advanced 3% to $86 million. On a per-share diluted basis, net income in the quarter was $.48 versus $.46 in the same quarter of the prior year, an increase of 4%.

For the six months ended June 30, 1998, sales totaled $3.15 billion, up 6% over the first half of 1997, while net income was $166 million, an increase of 3%. Diluted earnings per share were $.92 for the first six months of 1998 and $.89 for the same period in 1997, an increase of 3%.

Sales for the Automotive Parts Group advanced 7% for the quarter and 4% for the first six months, reflecting positive sales improvement in the automotive aftermarket. Sales for the Industrial Parts Group increased 11% for the quarter and for the six months ended June 30, 1998, reflecting excellent service and programs and continued geographic expansion. The Office Products Group was up 2.4% for the quarter and 3% for the six month period, reflecting an extremely competitive office products industry with sluggish industry growth. Cost of goods sold increased slightly as a percentage of net sales over the same periods the prior year. Selling, administrative and other expenses increased 9% for the quarter and 7% for the six months. The percentage of selling, administrative and other expenses to net sales for the quarter and for the six month period increased slightly, due mostly to increased salaries, employee benefits, and store upgrade expenses.

The ratio of current assets to current liabilities remains very good at 3.7 to 1 and the Company's cash position is excellent.

PART II - OTHER INFORMATION

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1998 Annual Meeting of Shareholders of the Company was held on April 20, 1998, pursuant to notice given to shareholders of record on February 12, 1998, at which date there were 178,803,145 shares of Common Stock outstanding. At the Annual Meeting, the shareholders elected three Class III directors with terms to expire at the 2001 Annual Meeting and two Class II directors with terms to expire at the 2000 Annual Meeting. As to the following named individuals, the holders of 153,096,026 shares of the Company's Common Stock voted in favor of their election, and the holders of 4,296,502 shares withheld authority for their election.

         Class II
         --------
         Richard W. Courts, II
         Larry L. Prince

         Class III
         ----------
         Jean Douville
         J. Hicks Lanier
         Alana S. Shepherd

The following individual's term of office as a director continued after the Annual Meeting:

         Class I                                     Class II
         -------                                     --------
         Bradley Currey, Jr.                         James B. Williams
         Robert P. Forrestal
         Thomas C. Gallagher
         Lawrence G. Steiner

The shareholders also ratified the selection of Ernst & Young LLP as independent auditors of the Company for 1998. The holders of 156,799,540 shares of Common Stock voted in favor of the ratification, holders of 99,264 shares voted against, holders of 493,724 shares abstained, and there were no broker non-votes.

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

         Exhibit  3.2 Bylaws of the Company, as amended (incorporated herein by reference from the Company's Annual Report on Form
                      10-K, dated March 5, 1993).

         Exhibit   27 Financial Data Schedule (for SEC use only).

     (b) No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Genuine Parts Company
                                         ---------------------
                                         (Registrant)


Date July 30, 1998                         /s/ Jerry W. Nix
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