Form 10-Q
period 1998-09-30
GENUINE PARTS CO
filed 1998-11-10
CIK 40987

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended September 30, 1998  Commission File Number 1-5690
                               ------------------                         ------



                              GENUINE PARTS COMPANY
             (Exact name of registrant as specified in its charter)



               GEORGIA                                        58-0254510
               -------                                        ----------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)



2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA                         30339
----------------------------------------                         -----
(Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code           (770)953-1700
                                                             -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes  X             No
                                                 ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (the close of the period covered by this report).




                                   179,891,549
                                   -----------
                            (Shares of Common Stock)

================================================================================

                                                                       FORM 10-Q

PART 1 - Financial Information
Item 1 - Financial Statements

                     GENUINE PARTS COMPANY and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                       ASSETS                                    Sept. 30,         Dec. 31,
                                       ------                                       1998             1997
                                                                                 ---------         --------
                                                                                (Unaudited)
                                                                                      (in thousands)
CURRENT ASSETS
--------------

Cash and cash equivalents .................................................      $   93,113      $   72,823

Trade accounts receivable, less allowance
for doubtful accounts .....................................................         817,674         686,551

Inventories - at lower of cost (substantially last-in,
first-out method) or market ...............................................       1,404,318       1,321,597

Prepaid and other current accounts ........................................          33,909          12,580
                                                                                 ----------      ----------

         TOTAL CURRENT ASSETS .............................................       2,349,014       2,093,551

Goodwill and intangible assets ............................................         220,270          62,091

Investments and other assets ..............................................         224,477         226,207

Total property, plant and equipment, less allowance
for depreciation (1998 - $299,050; 1997 - $251,929) .......................         389,248         372,514
                                                                                 ----------      ----------

                                                                                 $3,183,009      $2,754,363
                                                                                 ==========      ==========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                       ------------------------------------

CURRENT LIABILITIES
-------------------
Accounts payable ..........................................................      $  473,166      $  405,141

Revolving line of credit ..................................................         164,000          36,000

Income taxes ..............................................................          17,163          14,372

Dividends payable .........................................................          44,915          43,436

Other current liabilities .................................................          73,146          57,989
                                                                                 ----------      ----------

         TOTAL CURRENT LIABILITIES ........................................         772,390         556,938

Long-term debt ............................................................         260,801         209,490

Deferred income taxes .....................................................          89,049          89,049

Minority interests in subsidiaries ........................................          51,858          39,418

SHAREHOLDERS' EQUITY
--------------------

Stated capital:
    Preferred Stock, par value - $1 per share
       Authorized - 10,000,000 shares - None Issued .......................             -0-             -0-
    Common Stock, par value - $1 per share
       Authorized - 450,000,000 shares
       Issued - 1998 - 179,891,549; 1997 - 178,947,976 ....................         179,892         178,948

Retained earnings .........................................................       1,829,019       1,680,520
                                                                                 ----------      ----------

         TOTAL SHAREHOLDERS' EQUITY .......................................       2,008,911       1,859,468
                                                                                 ----------      ----------

                                                                                 $3,183,009      $2,754,363
                                                                                 ==========      ==========

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

                     GENUINE PARTS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                              Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                              ----------------------------    ---------------------------
                                                  1998             1997          1998            1997
                                                  ----             ----          ----            ----

                                                        (in thousands, except per share data)

Net sales ..............................      $1,760,102        $1,555,776    $4,912,623       $4,523,878
Cost of goods sold .....................       1,245,677         1,091,809     3,474,059        3,185,524
                                              ----------        ----------    ----------       ----------
                                                 514,425           463,967     1,438,564        1,338,354
Selling, administrative & other expenses         371,929           325,601     1,021,883          935,011
                                              ----------        ----------    ----------       ----------

Income before income taxes .............         142,496           138,366       416,681          403,343
Income taxes ...........................          56,357            54,654       164,660          159,295
                                              ----------        ----------    ----------       ----------

NET INCOME .............................      $   86,139        $   83,712    $  252,021       $  244,048
                                              ==========        ==========    ==========       ==========



Basic net income per common share ......      $      .48        $      .47    $     1.41       $     1.36
                                              ==========        ==========    ==========       ==========

Diluted net income per common share ....      $      .48        $      .47    $     1.40       $     1.35
                                              ==========        ==========    ==========       ==========

Dividends declared per common share ....      $      .25        $      .24    $      .75       $       72
                                              ==========        ==========    ==========       ==========



Average common shares outstanding ......         180,392           179,447       179,363          179,800

Dilutive effect of stock options and
   non-vested restricted stock awards ..             794               577           641              675
                                              ----------        ----------    ----------       ----------

Average common shares outstanding,
   assuming dilution ...................         181,186           180,024       180,004          180,475
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

                                                                       FORM 10-Q
                     GENUINE PARTS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Nine Months
                                                                                    Ended Sept. 30,
                                                                                    ---------------
                                                                                     (in thousands)

Cash Provided By:
                                                                                 1998           1997
                                                                                 ----           ----
OPERATING ACTIVITIES:
   Net income ..........................................................      $ 252,021       $ 244,048
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation ......................................................         47,724          43,882
     Other .............................................................          4,365           4,718
     Changes in operating assets and liabilities:
       Trade accounts receivable .......................................        (69,511)        (86,761)
       Merchandise inventories .........................................        (33,122)        (15,345)
       Trade accounts payable ..........................................         39,218          28,779
       Income taxes payable ............................................          3,308             362
       Other operating assets and liabilities ..........................        (22,818)         (8,211)
                                                                              ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES ..............................        221,185         211,472

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ...........................        (63,954)        (73,451)
   Other investing activities ..........................................          7,089           4,879
   Cash paid for EIS, Inc., net of cash acquired 3,017 .................        (55,763)              0
                                                                              ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES ..................................       (112,628)        (68,572)

FINANCING ACTIVITIES:
   Proceeds from revolving line of credit and long-term debt, net ......         95,889          23,000
   Dividends paid ......................................................       (132,873)       (126,664)
   Purchase of stock ...................................................        (64,127)        (65,020)
   Other financing activities ..........................................         12,844          12,398
                                                                              ---------       ---------

NET CASH USED IN FINANCING ACTIVITIES ..................................        (88,267)       (156,286)
                                                                              ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................         20,290         (13,386)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................         72,823          67,373
                                                                              ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................      $  93,113       $  53,987
                                                                              =========       =========


See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of results for the entire year. Comprehensive income is not materially different from net income.

Note B - Acquisition of EIS, Inc.

On July 1, 1998, Genuine Parts Company acquired all of the outstanding stock of EIS, Inc. ("EIS") in exchange for a combination of cash and Genuine Parts Company common stock, totaling approximately $200 million. EIS is a leading wholesale distributor of materials and supplies to the electrical and electronic industries. The acquisition has been recorded using the purchase method of accounting.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Genuine Parts Company (the "Company") reported record sales and earnings in the third quarter of 1998. Sales for the quarter were $1.76 billion, up 13% over the same period in 1997. Net income in the quarter advanced 3% over the third quarter of 1997 to $86 million. On a per-share diluted basis, net income in the quarter was $.48 versus $.47 in the same quarter of the prior year.

For the nine months ended September 30, 1998, sales totaled $4.9 billion, up 9% over the same period in 1997, while net income was $252 million, an increase of 3%. Diluted earnings per share were $1.40 for the first nine months of 1998 and $1.35 for the same period in 1997.

The Company's sales increase for the quarter excluding the acquisition of EIS would have been 6%. The Automotive Parts Group had a sales increase of 5% for the quarter and 4% for the nine month period over the respective period in 1997. These results, while modest, provided market share gain as the automotive aftermarket remained relatively flat. Sales for the Industrial Parts Group increased 8% for the quarter and 10% for the nine months ended September 30, 1998, reflecting increased market share and superior customer service. The Office Products Group was up 5% for the quarter and 4% for the nine month period as S. P. Richards continues to expand geographically and focus on improved service levels while in this slowing economy. Cost of goods sold increased slightly as a percentage of net sales over the same quarter the prior year and the nine month period. Selling, administrative and other expenses increased 14% for the quarter and 9% for the nine months. Selling, administrative and other expenses increased 8% for the quarter and 7% for the nine months, excluding EIS. The percentage of selling, administrative and other expenses to net sales increased slightly, due mostly to increased salaries, employee benefit expenses, interest expense and store upgrade expenses.

The ratio of current assets to current liabilities remains good at 3.0 to 1 and the Company's cash position is good.

Year 2000

The Year 2000 problem is the result of computer programs written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

The Company is continuing its assessments of the impact of the Year 2000 across its business and operations, including its customer and vendor base. The Company has substantially completed its identification of information technology systems that are not Year 2000 compliant and is in the process of implementing a comprehensive initiative to make its information technology systems ("IT systems") and its non-information technology systems ("non-IT systems"), including embedded electronic circuits in equipment, building security, product handling and environmental controls, Year 2000 compliant. The initiative covers the following three phases: (1) identification of all IT and non-IT systems and an assessment of repair requirements, (2) repair of the identified IT and non-IT systems, and (3) testing of the IT and non-IT systems repaired to determine correct manipulation of dates and date-related data. As of September 30, 1998, the Company has substantially

                                                                       FORM 10-Q

completed phase (1) of its initiative and has begun phases (2) and (3). The Company anticipates that it will substantially complete phase (2) by the end of the second quarter of fiscal 1999 at which time it will commence its final testing phase. The Company expects the final testing phase to be complete by third quarter of 1999.

To date, the Company has not identified any IT or non-IT system that presents a material risk of not being Year 2000 ready or for which a suitable alternative cannot be implemented. However, as the initiative moves further into the testing phase, it is possible that the Company may identify potential risks of Year 2000 disruption. It is also possible that such a disruption could have a material adverse effect on the financial condition and results of operations. In addition, if any third parties who provide goods or services or that are customers that are critical to the Company's business activities fail to appropriately address their Year 2000 issues, there could be a material adverse effect on the Company's financial condition and results of operations. The Company is still in the process of modifying or replacing certain time-sensitive software programs and other date sensitive devices to avoid a potential inability to process transactions or engage in other normal business activities.

The Company has initiated formal communications with all of its significant business partners to evaluate their Year 2000 compliance plans and status of readiness and to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 conversion issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The Company is in the process of identifying and prioritizing any embedded technology devices which may be deemed to be mission critical or that tend to have a significant impact on normal operations. The Company has developed a separate plan to upgrade these higher priority embedded technology devices. Management currently expects these activities to be substantially complete by mid 1999.

The Company could potentially experience disruptions to some aspects of its various activities and operations as a result of non-compliant systems utilized by the Company or unrelated third parties. Contingency plans are, therefore, under development to mitigate the extent of any such potential disruption to business operations.

The Company is utilizing both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project, including the renovation, validation and implementation phases, in approximately one year. The total estimated cost of the Year 2000 project is estimated between $5 million and $10 million and is being funded through operating cash flows. These costs are not expected to be material to the Company's consolidated results of operations. Of the total project cost, approximately $2 million is attributable to the purchase of new software or equipment, which will be capitalized. The remaining $3 million to $8 million will be expensed as incurred during the current fiscal year and next fiscal year. To date, the Company has expensed approximately $2 million related to the assessment of and preliminary efforts in connection with its Year 2000 project.

The costs of the Year 2000 project and the date which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Important Considerations Related to Forward-Looking Statements

It should be noted that the discussion contained in this Quarterly Report contains forward-looking statements which are subject to substantial risks and uncertainties. There are many factors which could cause actual results to differ materially from those anticipated by statements made herein. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company's products and services, the availability of supplies, as well as a number of other risk factors which could affect the future performance of the Company.

                                                                       FORM 10-Q

PART II - OTHER INFORMATION

Item 5.  Other Information

Shareholder Proposals

The proxy statement solicited by management of the Company with respect to the 1999 Annual Meeting of Shareholders will confer discretionary authority to vote on any proposals of shareholders of the Company intended to be presented for consideration at such Annual Meeting that are submitted to the Company after January 15, 1999.

Acquisitions Announcements

On October 30, 1998, the Company announced that it intends to make a tender offer for all of the outstanding shares of UAP Inc., a Canadian public company engaged primarily in automotive and industrial parts distribution business. In addition, the Company announced that it had entered into a lock-up arrangement with members of the Prefontaine family pursuant to which such persons agreed to tender their UAP shares. The Press Release, publicly announcing the tender offer, is attached hereto as Exhibit 99.1.

October 29, 1998, the Company announced that an agreement in principle has been reached with the shareholders of Johnson Industries, Inc. in connection with the Company's proposed acquisition of Johnson Industries. Johnson Industries, based in Atlanta, Georgia, is an independent distributor of ACDelco, Motorcraft, and other automotive supplies. The Press Release, publicly announcing the agreement in principle, is attached hereto as Exhibit 99.2.

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

         Exhibit 3.2 Bylaws of the Company, as amended (incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 5, 1993).

         Exhibit 27       Financial Data Schedule (for SEC use only).

         Exhibit 99.1     Press Release re: UAP Inc.

         Exhibit 99.2     Press Release re: Johnson Industries, Inc.

     (b) No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Genuine Parts Company
                                         ---------------------
                                         (Registrant)


Date  November 10, 1998                  /s/ Jerry W. Nix
      -----------------                  ---------------------------------------
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