Form 10-K
period 1998-12-31
GENUINE PARTS CO
filed 1999-03-10
CIK 40987

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

(MARK ONE)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OF
              THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's Common Stock (based upon the closing sales price reported by the New York Stock Exchange and published in The Wall Street Journal for February 11, 1999) held by non-affiliates as of February 11, 1999 was approximately $5,431,852,750.

         The number of shares outstanding of Registrant's Common Stock, as of February 11, 1999: 179,536,256

         Documents Incorporated by Reference:
         - Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998, are incorporated by reference into Parts I and II.
         - Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 1999 are incorporated by reference into Part III.

================================================================================

PART I.

ITEM I.   BUSINESS.

         Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. In 1998, business was conducted throughout most of the United States, in Canada and in Mexico from approximately 1,700 operations. As used in this report, the "Company" refers to Genuine Parts Company and its subsidiaries, except as otherwise indicated by the context; and the terms "automotive parts" and "industrial parts" refer to replacement parts in each respective category.

SEGMENT DATA. The following table sets forth various segment data for the fiscal years 1998, 1997 and 1996 attributable to each of the Company's groups of products which the Company believes indicate segments of its business. Sales to unaffiliated customers are the same as net sales.

                                                     1998             1997             1996
                                                 -----------      -----------      -----------
                                                                 (in thousands)
         NET SALES
         ---------
         Automotive Parts                        $ 3,262,406      $ 3,071,153      $ 3,008,105
         Industrial Parts                          2,008,789        1,853,270        1,677,859
         Office Products                           1,122,420        1,080,822        1,034,510
         Electrical/Electronic Materials             220,417               --               --
                                                 -----------      -----------      -----------
            TOTAL NET SALES                      $ 6,614,032      $ 6,005,245      $ 5,720,474
                                                 ===========      ===========      ===========

         OPERATING PROFIT
         ----------------
         Automotive Parts                        $   343,629      $   325,188      $   322,956
         Industrial Parts                            176,456          166,367          151,129
         Office Products                             113,821          110,793          103,439
         Electrical/Electronic Materials              12,030               --               --
                                                 -----------      -----------      -----------
            TOTAL OPERATING PROFIT                   645,936          602,348          577,524
              Interest Expense                       (20,096)         (13,365)          (8,498)
              Corporate Expense                      (32,186)         (26,943)         (29,057)
              Equity in Income from Investees          3,329            6,730            9,398
              Goodwill Amortization                   (5,157)          (1,624)          (1,548)
              Minority Interests                      (2,709)          (1,546)          (2,586)
                                                 -----------      -----------      -----------
         INCOME BEFORE INCOME TAXES              $   589,117      $   565,600      $   545,233
                                                 ===========      ===========      ===========

         ASSETS
         ------
         Automotive Parts                        $ 1,966,774      $ 1,623,644      $ 1,478,023
         Industrial Parts                            671,454          584,356          524,998
         Office Products                             442,220          380,804          376,616
         Electrical/Electronic Materials             147,074               --               --
         Corporate Assets                             18,385           18,611           15,662
         Goodwill and Equity Investments             354,473          146,948          126,332
                                                 -----------      -----------      -----------
         TOTAL ASSETS                            $ 3,600,380      $ 2,754,363      $ 2,521,631
                                                 ===========      ===========      ===========

         Net Sales
         ---------
         United States                           $ 6,535,020      $ 5,977,012      $ 5,697,053
         Canada                                       79,012           28,233           23,421
                                                 -----------      -----------      -----------
         Total Net Sales                         $ 6,614,032      $ 6,005,245      $ 5,720,474
                                                 ===========      ===========      ===========

         Net Property, Plant And Equipment
         ---------------------------------
         United States                           $   345,049      $   370,751      $   344,002
         Canada                                       58,959            1,763            1,993
                                                 -----------      -----------      -----------
         Total Net Property, Plant and Equipment $   404,008      $   372,514      $   345,995
                                                 ===========      ===========      ===========

For additional information regarding segment data, see Page 26 of Annual Report to Shareholders for 1998.

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

EMPLOYEES. As of December 31, 1998, the Company employed approximately 32,000 persons.

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

         During 1998, the Company's Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores ("auto parts stores" or "NAPA AUTO PARTS stores") owned in the United States by Genuine Parts Company; automotive parts distribution centers and auto parts stores in western Canada owned and operated by UAP/NAPA Automotive Western Partnership ("UAP/NAPA"); auto parts stores in the United States operated by corporations in which Genuine Parts Company owned either a 51% or a 70% interest; distribution centers owned by Balkamp, Inc., a majority-owned subsidiary; rebuilding plants owned by the Company and operated by its Rayloc division; and automotive parts distribution centers and auto parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. ("Auto Todo"), a joint venture company in which a wholly owned subsidiary of Genuine Parts Company owns a 49% interest. In December, 1998, the Company acquired UAP Inc. UAP Inc. is Canada's leading automotive parts distributor and was a joint venture partner with the Company for ten years.

         In January, 1999, the Company completed another addition to the Automotive Parts Group with the acquisition of Johnson Industries, Inc. Johnson Industries, an independent distributor of ACDelco, Motorcraft, and other automotive supplies, was founded in 1924. The Atlanta, Georgia based company has distribution facilities in Atlanta, Harrisburg, Pennsylvania, and Dallas, Texas, as well as small operations in Santiago, Chile and Monterrey, Mexico. Johnson stocks 50,000 SKU's and sells primarily to large fleets and new car dealers. Being an industry leader who is extremely service oriented, they offer the Company significant growth opportunity.

         The Company's NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes small engines and replacement parts for farm equipment and heavy duty equipment. The Company's inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company's domestic automotive operations purchase from more than 150 different suppliers, approximately 58% of 1998 automotive inventories were purchased from 10 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers which has protected the Company from inventory obsolescence.

DISTRIBUTION SYSTEM. In 1998, Genuine Parts Company operated 62 domestic NAPA automotive parts distribution centers located in 38 states and approximately 750 domestic company-owned NAPA AUTO PARTS stores located in 43 states. At December 31, 1998, Genuine Parts Company owned a 51% interest in 178 corporations and a 70% interest in five corporations which operated 254 auto parts stores in 37 states.

         UAP, founded in 1926, is a Canadian leader in the distribution, marketing, and rebuilding of replacement parts and accessories for automobiles, trucks, and industrial machinery. UAP has annual sales of approximately $765 million Canadian ($500 million US) and employs approximately 5,300 people. UAP operates a network of 16 distribution centers supplying approximately 650 UAP/NAPA auto parts wholesalers. These include approximately 250 company owned stores, 25 joint venture or progressive owners, and approximately 375 independently owned stores. UAP supplies bannered installers and independent installers in all provinces of Canada, as well as networks of service stations and repair shops operating under the banners of national accounts. UAP is licensed to and uses the NAPA(R) name in Canada.

         In Mexico, Auto Todo owns and operates 18 distribution centers and 18 auto parts stores. Auto Todo is licensed to and uses the NAPA(R) name in Mexico. The Company's 49% interest in Auto Todo is accounted for by the equity method of accounting.

         The Company's distribution centers serve approximately 4,850 independently owned NAPA AUTO PARTS stores located throughout the market areas served. NAPA AUTO PARTS stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, these independent auto parts stores account for approximately 29% of the Company's total sales with no auto parts store or group of auto parts stores with individual or common ownership accounting for more than 0.3% of the total sales of the Company.

PRODUCTS. Distribution centers have access to approximately 200,000 different parts and related supply items. Each item is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers. Most orders are filled and shipped the same day as received. The majority of sales are on terms which require payment within 30 days of the statement date. The Company does not manufacture any of the products it distributes. The majority of products are distributed under the NAPA(R) name, a mark licensed to the Company by NAPA.

RELATED OPERATIONS. A majority-owned subsidiary of Genuine Parts Company, Balkamp, Inc. ("Balkamp"), distributes a wide variety of replacement parts and accessory items for passenger cars, heavy duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the approximately 24,000 part numbers which constitute the "Balkamp" line of products which are distributed to the members of NAPA. These products are categorized in 150 different product groups purchased from more than 400 suppliers. In addition to the Balkamp line of products, Balkamp distributes approximately 100 part numbers of nationally branded consumer appearance products through their Automotive Redistribution Center. These products are cataloged separately for convenience for NAPA customers. BALKAMP(R), a federally registered trademark, is important to the sales and marketing promotions of the Balkamp organization. Balkamp has three distribution centers located in Indianapolis, Indiana, Greenwood, Mississippi, and West Jordan, Utah.

         The Company, through its Rayloc division, also operates five plants where certain small automotive parts are rebuilt. These products are distributed to the members of NAPA under both the NAPA and Rayloc(R) brand names. Rayloc(R) is a mark licensed to the Company by NAPA.

SEGMENT DATA. In the year ended December 31, 1998, sales from the Automotive Parts Group approximated 49% of the Company's net sales as compared to 51% in 1997 and 53% in 1996.

SERVICE TO NAPA AUTO PARTS STORES. The Company believes that the quality and the range of services provided to its auto parts customers constitute a significant part of its automotive parts distribution system. Such services include fast and frequent delivery, obsolescence protection, parts cataloging (including the use of computerized NAPA AUTO PARTS catalogs) and stock adjustment through a continuing parts classification system which allows auto parts customers to return certain merchandise on a scheduled basis. The Company offers its NAPA AUTO PARTS store customers various management aids, marketing aids and service on topics such as inventory control, cost analysis, accounting procedures, group insurance and retirement benefit plans, marketing conferences and seminars, sales and advertising manuals and training programs. Point of sale/inventory management is available through TAMS(R) (Total Automotive Management Systems), a computer system designed and developed by the Company for the NAPA AUTO PARTS store.

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

NAPA. The Company is a member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive replacement parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose members in 1998 operated 71 distribution centers located throughout the United States, 62 of which were owned and operated by the Company. NAPA develops marketing concepts and programs that may be used by its members. It is not involved in the chain of distribution.

         Among the automotive lines that each NAPA member purchases and distributes are certain lines designated, cataloged, advertised and promoted as "NAPA" lines. The members are not required to purchase any specific quantity of parts so designated and may, and do, purchase competitive lines from other supply sources.

         The Company and the other NAPA members use the federally registered trademark NAPA(R) as part of the trade name of their distribution centers and jobbing stores. The Company contributes to NAPA's national advertising program, which is designed to increase public recognition of the NAPA name and to promote NAPA product lines.

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

INDUSTRIAL PARTS GROUP.

         The Industrial Parts Group distributes industrial replacement parts and related supplies throughout the United States, Canada and Mexico. This Group distributes industrial bearings and power transmission equipment replacement parts, including hydraulic and pneumatic products, material handling components, agricultural and irrigation equipment and their related supplies.

         In 1998, the Company distributed industrial parts in the United States through Motion Industries, Inc. ("Motion"), headquartered in Birmingham, Alabama, and Motion's operating division, Berry Bearing Company ("Berry Bearing"), headquartered in Chicago, Illinois. Motion is a wholly owned subsidiary of the Company. On January 1, 1999, Berry Bearing was merged into Genuine Parts Company. In Canada, industrial parts are distributed by another of Motion's operating divisions, Motion Industries (Canada), Inc. ["Motion (Canada)"], comprised of the former Oliver Industrial Supply Ltd. and Premier Industrial Division of UAP Inc., both wholly owned subsidiaries of Genuine Parts Holdings Ltd., which is a wholly owned subsidiary of the Company. Motion (Canada)'s service area includes seven provinces of Alberta, British Columbia, Manitoba, Newfoundland, Ontario, Quebec, and Saskatchewan. An affiliate relationship in Mexico allows Motion to provide the Mexican industrial sector with industrial parts.

         In January 1998 the Industrial Group doubled its Canadian operations through the acquisition of the Premier Industrial Division of UAP Inc. which consisted of nine branches. Motion Industries expanded its presence in the Pacific Northwest with the acquisition in April of Cascade Bearing and Hydraulics with its two locations at Yakima and Pasco. In October, the Company also completed acquisition of Blytheville Bearing and Supply Company of Blytheville, Arkansas, and Hub Tool & Supply, Inc. of Wichita, Kansas. Additionally, Motion opened 15 new branch locations throughout the United States and Canada in 1998.

         As of December 31, 1998, the Group served more than 165,000 customers in all types of industries located throughout the United States, Mexico and Canada.

DISTRIBUTION SYSTEM. In the United States, the Industrial Parts Group operates 446 locations including: eight distribution centers, two re-distribution centers, and 31 service centers for fluid power, electrical and special hose applications. The distribution centers stock and distribute more than 200,000 different items purchased from more than 250 different suppliers. The Group's re-distribution centers serve as collection points for excess inventory collected from its branches for re-distribution to those branches which need the inventory. Approximately 61% of 1998 total industrial purchases were made from 10 major suppliers. Sales are generated from the Group's branches located in 46 states and seven provinces in Canada. Each branch has warehouse facilities that stock significant amounts of inventory representative of the lines of products used by customers in the respective market area served.

         Motion (Canada) operates an industrial parts and agricultural supply distribution center for the 21 Canadian locations serving industrial and agricultural markets. Motion (Canada) also distributes irrigation systems and related supplies.

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

INTEGRATED SUPPLY. Motion's integrated supply solutions continued to gain momentum in 1998, during which the Company's integrated supply group trademarked its name TRICOM -- the system, the service, the solution to differentiate and build brand distinction. Motion's integrated supply process not only reduces the costs associated with MRO (Maintenance, Repair and Operation) inventory management, but also enables the manufacturing customer to focus on its core competency, free working capital associated with inventories, improve service levels to end-users, and allow management to focus on more strategic concerns. Motion's integrated supply process analyzes a customer's current operation to develop integration goals and then provides solutions based on industry's accepted best practices.

SEGMENT DATA. In the year ended December 31, 1998, sales from the Company's Industrial Parts Group approximated 31% of the Company's net sales as compared to 31% in 1997 and 29% in 1996.

COMPETITION. The Industrial Parts Group competes with other distributors specializing in the distribution of such items, general line distributors and others who have developed or joined integrated supply programs. To a lesser extent, the Group competes with manufacturers that sell directly to the customer.

OFFICE PRODUCTS GROUP.

         The Office Products Group, operated through S. P. Richards Company ("S.
P. Richards"), a wholly owned subsidiary of the Company, is headquartered in Atlanta, Georgia. S. P. Richards is engaged in the wholesale distribution of a broad line of office and other products which are used in the daily operation of businesses, schools, offices and institutions. Office products fall into the general categories of computer supplies, imaging supplies, office machines, general office supplies, janitorial supplies, breakroom supplies, and office furniture. Horizon USA Data Supplies, Inc., acquired by the Company in 1995, is a computer supplies distributor headquartered in Reno, Nevada.

         In August 1998, the Company completed the purchase of the Canada based Norwestra Sales (1992), Inc. Norwestra, with its headquarters near Vancouver, British Columbia, services office product resellers throughout Western Canada.

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

         The Office Products Group distributes more than 20,000 items to over 6,000 office supply dealers from 48 facilities located in 31 states and Western Canada. Approximately 58% of 1998 total office products purchases were made from 10 major suppliers.

         The Office Products Group sells to resellers of office products. Customers are offered comprehensive marketing programs, which include flyers, other promotional material and personalized product catalogs. The marketing programs are supported by all the Group's distribution centers which stock all cataloged products and have the capability to provide overnight delivery.

         While many recognized brand-name items are carried in inventory, S. P. Richards also markets items produced for it under its own SPARCO(R) brand name, as well as its NATURE SAVER(R) brand of recycled products and CompuCessory(TM) brand of computer supplies and accessories.

SEGMENT DATA. In the year ended December 31, 1998, sales from the Company's Office Products Group approximated 17% of the Company's net sales as compared to 18% in 1997 and 18% in 1996.

COMPETITION. In the distribution of office supplies to retail dealers, S. P. Richards competes with many other wholesale distributors as well as with manufacturers of office products and large national retail chains.

ELECTRICAL/ELECTRONIC MATERIALS GROUP.

         The Electrical/Electronic Materials Group was formed on July 1, 1998 through the acquisition of EIS, Inc. ("EIS"). This Group distributes materials for the manufacture and repair of electrical and electronic apparatus. With branch locations in 42 cities nationwide and in Mexico, this Group stocks over 100,000 items, from insulating and conductive materials to assembly tools and test equipment,. This Group also has three manufacturing facilities that provide custom fabricated parts and one manufacturing plant that produces printed circuit board drillroom products. The Electrical/Electronic Materials Group is an important single source to original equipment manufacturers, repair shops, the electronic assembly market, and printed circuit board manufacturers.

         In 1998, the Company distributed electrical materials through EIS, headquartered in Atlanta, Georgia. Electronic materials were distributed through EIS's operating divisions, Com-Kyl, headquartered in Sunnyvale, CA, and CircuitSupply, headquartered in San Francisco, CA. EIS, Com-Kyl and CircuitSupply are wholly owned subsidiaries of EIS.

         In 1998, EIS acquired NTI, Scottsdale Tool & Supply, and Electronic Tool Company. NTI (New Technologies, Inc.), of Hartford, CT supplies the Northeast United States with printed circuit manufacturing materials. This acquisition made EIS one of the largest distributors of these products in that market. Scottsdale Tool & Supply is headquartered in Phoenix, AZ with locations in El Paso, TX; Dallas, TX; San Diego, CA; Albuquerque, NM; Denver, CO; Nogales, AZ; and Guadalajara, Mexico. Scottsdale sells production aids and supplies to the electronic assembly marketplace. Electronic Tool Company (ETCO) is headquartered in New York and also sells production aids and supplies to the electronic assembly marketplace. In January 1999, the Company completed acquisitions of H. A. Holden, Inc. ("Holden"), and Summit Insulation Supply ("Summit"). Holden, a national distributor of materials and parts to the motor repair industry, has distribution facilities in Atlanta, GA; Charlotte, NC; Philadelphia, PA; Houston, TX; Sacramento, CA; Denver, CO; and Miami, FL. Summit, a regional distributor and fabricator of electrical insulation materials to manufacturers of transformers and electric motors, is headquartered in Memphis, TN, and serves 20-30 large original equipment manufacturers in the Southeast. Summit also has a small location in Harlingen, TX, which services Mexico. The Group has a strategy to continue to "roll up" its markets and consolidate the service base for the benefit of both EIS customers and suppliers and plans to make future acquisitions within the markets the Group serves.

PRODUCTS. The Electrical/Electronic Materials Group distributes a wide variety of products to customers from over 400 vendors. Products include such items as magnet wire, copper clad laminate, conductive materials, insulating and shielding materials, assembly tools, test equipment, adhesives and chemicals, pressure sensitive tapes, solder, anti-static products, and thermal management products. To meet the prompt delivery demands of its customers, this Group maintains large inventories. The majority of sales are on open account. Approximately 67% of 1998 total Electrical/Electronic Materials Group purchases were made from 10 major suppliers.

INTEGRATED SUPPLY. The Electrical/Electronic Materials Group's integrated supply programs are expected to grow in 1999, as a greater number of customers--especially national accounts--are given the opportunity to participate in this low-cost, high-service capability. Over the past year, the Group developed AIMS (Advanced Inventory Management System), a totally integrated, highly automated solution for inventory management. This year AIMS will be added to the Group's Integrated Supply offering. This bar code driven system is a cost effective alternative to the traditional labor intensive inventory management process.

SEGMENT DATA. In the year ended December 31, 1998 sales from the Company's Electrical/Electronic Materials Group approximated 3% of the Company's sales.

COMPETITION. The Electrical/Electronic Materials Group competes with other distributors specializing in the distribution of electrical and electronic products, general line distributors, and, to a lesser extent, manufacturers that sell directly to customers.


                               * * * * * * * * * *

EXECUTIVE OFFICERS OF THE COMPANY. The table below sets forth the name and age of each person deemed to be an executive officer of the Company as of February 11, 1999, the position or office held by each and the period during which each has served as such. Each executive officer is elected by the Board of Directors and serves at the pleasure of the Board of Directors until his successor has been elected and has qualified, or until his earlier death, resignation, removal, retirement or disqualification.

                                                                                                 YEAR FIRST ASSUMED
NAME                         AGE    POSITION OF OFFICE                                                POSITION
----                         ---    ------------------                                                --------
Larry L. Prince               60    Chairman of the Board of Directors and                            1990/1989
                                    Chief Executive Officer
Thomas C. Gallagher           51    President and Chief Operating Officer                               1990
Robert J. Breci               63    Executive Vice President                                            1987
George W. Kalafut             64    Executive Vice President-Finance and Administration *               1991
Robert E. McKenna             54    President-U.S. Automotive Parts Group                               1998
Keith M. Bealmear             52    Group Vice President                                                1994
Glenn M. Chambers             42    Group Vice President                                                1998
Albert T. Donnon, Jr.         51    Group Vice President                                                1993
Edward Van Stedum             49    Senior Vice President-Human Resources                               1996

*    Also serves as the Company's Principal Financial and Accounting Officer.

         All executive officers except Mr. Van Stedum and Mr. McKenna have been employed by and have served as officers of the Company for at least the last five years. Prior to his joining the Company in May, 1994, Mr. Van Stedum owned and operated a consulting company in Atlanta, Georgia, that performed various services for the Company's Personnel Department. Prior to his joining the Company in January, 1998, Mr. McKenna served as Chairman of the Board of Directors and President of NAPA, a position he held for the past 14 years.

ITEM 2.   PROPERTIES.

         The Company's headquarters are located in one of two adjacent office buildings owned by Genuine Parts Company in Atlanta, Georgia.

         The Company's Automotive Parts Group currently operates 62 NAPA Distribution Centers in the United States distributed among eight geographic divisions. Approximately 90% of the distribution center properties are owned by the Company. At December 31, 1998, the Company owned approximately 750 NAPA AUTO PARTS stores located in 43 states, and the Company owned either a 51% or 70% interest in 254 additional auto parts stores located in 37 states. Other than NAPA AUTO PARTS stores located within Company owned distribution centers, most of the auto parts stores in which the Company has an ownership interest were operated in leased facilities. In addition, UAP operated 16 distribution centers and approximately 275 auto parts stores in Canada. The Company's Automotive Parts Group also operates three Balkamp distribution centers and one redistribution center, five Rayloc rebuilding plants, and two transfer and shipping facilities.

         The Company's Industrial Parts Group, operating through Motion and Motion (Canada), operates 8 distribution centers, 2 redistribution centers, 31 service centers and 405 branches. Approximately 90% of these branches are operated in leased facilities.

         The Company's Office Products Group operates 47 facilities in the United States and 1 facility in Canada distributed among the Group's six geographic divisions. Approximately 75% of these facilities are operated in leased buildings.

         The Company's Electrical/Electronic Materials Group operates in 42 cities in the United States and Mexico. All of this Group's 46 facilities are operated in leased buildings except its Cleveland facility, which is owned.

         For additional information regarding rental expense on leased properties, see "Note 5 of Notes to Consolidated Financial Statements" on Page 32 of Annual Report to Shareholders for the year ended 1998.

ITEM 3.   LEGAL PROCEEDINGS.

         Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

         Information required by this item is set forth under the heading "Market and Dividend Information" on Page 21 of Annual Report to Shareholders for the year ended December 31, 1998, and is incorporated herein by reference. The Company has made no unregistered sales of securities during the year ended December 31, 1998.

         On July 1, 1998, the Company acquired EIS, Inc. and subsidiaries ("EIS") for a combination of cash and stock valued at approximately $180,000,000, which includes certain non competition agreements. On the closing date of the EIS acquisition, the Company issued approximately 1,963,881 shares of Company common stock to the EIS shareholders and the Company issued options to acquire approximately 659,524 shares of Company common stock. In addition, on March 31, 2000 approximately 575,566 additional shares of GPC Common Stock may be issued to former EIS shareholders, subject to reduction for indemnification claims. All such shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations thereunder.

ITEM 6.   SELECTED FINANCIAL DATA.

         Information required by this item is set forth under the heading "Selected Financial Data" on Page 21 of Annual Report to Shareholders for the year ended December 31, 1998, and is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

         Information required by this item is set forth under the heading "Management's Discussion and Analysis" on Pages 23, 24 and 25 of Annual Report to Shareholders for the year ended December 31, 1998, and is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOVE MARKET RISK.

         The Company has no significant market risk sensitive instruments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information required by this item is set forth in the consolidated financial statements on Pages 26 through 35, in "Report of Independent Auditors" on Page 22, and under the heading "Quarterly Results of Operations" on Page 25, of Annual Report to Shareholders for the year ended December 31, 1998, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required by this item is set forth under the headings "Nominees for Director" and "Members of the Board of Directors Continuing in Office" on Pages 2 through 4 of the definitive proxy statement for the Company's Annual Meeting to be held on April 19, 1999, and is incorporated herein by reference. Certain information about Executive Officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION.

         Information required by this item is set forth under the heading "Executive Compensation and Other Benefits" on Pages 8 and 9, and under the headings "Compensation Committee Interlocks and Insider Participation", "Compensation Pursuant to Plans" and "Termination of Employment and Change of Control Arrangements" on Pages 12 through 15 of the definitive proxy statement for the Company's Annual Meeting to be held on April 19, 1999, and is incorporated herein by reference. In no event shall the information contained in the definitive proxy statement for the Company's 1999 Annual Meeting on Pages 9 through 11 under the heading "Compensation and Stock Option Committee Report on Executive Compensation" or on Pages 16 and 17 under the heading "Performance Graph" be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required by this item is set forth under the headings "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership of Management" on Pages 5 through 7 of the definitive proxy statement for the Company's Annual Meeting to be held on April 19, 1999, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required by this item is set forth under the heading "Compensation Committee Interlocks and Insider Participation" on Page 12 of the definitive proxy statement for the Company's 1999 Annual Meeting to be held on April 19, 1999, and is incorporated herein by reference.


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

               Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

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

           Exhibit 10.23 * Amendment No. 3 to the Genuine Parts Company
                           Supplemental Retirement Plan, dated August 29, 1997, effective August 15, 1997.

           Exhibit 10.24 * Genuine Parts Company Death Benefit Plan, effective
                           July 15, 1997.

           Exhibit 10.25 * Amendment No. 4 to the Genuine Partnership Plan,
                           dated August 19, 1998, effective January 1, 1998.

           Exhibit 10.26 * Amendment No. 5 to the Genuine Partnership Plan,
                           dated December 7, 1998, effective January 1, 1999.

           Exhibit 10.27 * Amendment No. 6 to the Genuine Partnership Plan,
                           dated December 7, 1998, effective January 1, 1994.

           Exhibit 10.28 * Amendment No. 7 to the Genuine Parts Company Pension
                           Plan, dated August 19, 1998, effective January 1,
                           1998.

           Exhibit 10.29 * Genuine Parts Company 1999 Long-Term Incentive Plan.

           Exhibit 10.30 * Genuine Parts Company 1999 Annual Incentive Bonus
                           Plan.


       *   Indicates executive compensation plans and arrangements.

           Exhibit 13 The following sections and pages of the 1998 Annual Report to Shareholders:

                           - Selected Financial Data on Page 21
                           - Market and Dividend Information on Page 21
                           - Management's Discussion and Analysis on Pages 23-25
                           - Quarterly Results of Operations on Page 25
                           - Segment Data on Page 26
                           - Report of Independent Auditors on Page 22
                           - Consolidated Financial Statements and Notes to
                             Consolidated Financial Statements on Pages 26-35.

           Exhibit 21      Subsidiaries of the Company

           Exhibit 23      Consent of Independent Auditors

           Exhibit 27      Financial Data Schedule (for SEC use only).

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




GENUINE PARTS COMPANY







  /S/ LARRY L. PRINCE      3/10/99      /S/ GEORGE W. KALAFUT           3/10/99
----------------------------------    -----------------------------------------
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




  /S/ RICHARD W. COURTS II                  2/15/99             /S/ BRADLEY CURREY, JR.                  2/15/99
-----------------------------------------------------         ----------------------------------------------------
RICHARD W. COURTS II                        (Date)            BRADLEY CURREY, JR.                        (Date)
Director                                                      Director





  /S/ JEAN DOUVILLE                         2/15/99             /S/ ROBERT P. FORRESTAL                  2/15/99
-----------------------------------------------------         ----------------------------------------------------
JEAN DOUVILLE                               (Date)            ROBERT P. FORRESTAL                        (Date)
Director                                                      Director





  /S/ THOMAS C. GALLAGHER                   2/15/99             /S/ STEPHEN R. KENDALL                   2/15/99
-----------------------------------------------------         ----------------------------------------------------
THOMAS C. GALLAGHER                         (Date)            STEPHEN R. KENDALL                         (Date)
Director                                                      Director
President and Chief Operating Officer





  /S/ J. HICKS LANIER                       2/15/99             /S/ LARRY L. PRINCE                      2/15/99
-----------------------------------------------------         ----------------------------------------------------
J. HICKS LANIER                                               LARRY L. PRINCE                            (Date)
Director                                                      Director
                                                              Chairman of the Board and Chief Executive Officer





  /S/ ALANA S. SHEPHERD                     2/15/99             /S/ LAWRENCE G. STEINER                  2/15/99
-----------------------------------------------------         ----------------------------------------------------
ALANA S. SHEPHERD                           (Date)            LAWRENCE G. STEINER                        (Date)
Director                                                      Director





  /S/ JAMES B. WILLIAMS                     2/15/99
-----------------------------------------------------
JAMES B. WILLIAMS                           (Date)
Director

                           ANNUAL REPORT ON FORM 10-K

                                  ITEM 14(A)(3)

                                LIST OF EXHIBITS



The following Exhibits are filed as a part of this Report:

10.25* Amendment No. 4 to the Genuine Partnership Plan, dated August 19, 1998, effective January 1, 1998.
10.26* Amendment No. 5 to the Genuine Partnership Plan, dated December 7, 1998, effective January 1, 1999.
10.27* Amendment No. 6 to the Genuine Partnership Plan, dated December 7, 1998, effective January 1, 1994.
10.28* Amendment No. 7 to the Genuine Parts Company Pension Plan, dated August 19, 1998, effective January 1, 1998.
10.29*   Genuine Parts Company 1999 Long-Term Incentive Plan.
10.30*   Genuine Parts Company 1999 Annual Incentive Bonus Plan.

13       The following Sections and Pages of Annual Report to Shareholders for
         1998:

         -    Selected Financial Data on Page 21
         -    Market and Dividend Information on Page 21
         -    Management's Discussion and Analysis on Pages 23-25
         -    Quarterly Results of Operations on Page 25
         -    Segment Data on Page 26
         -    Report of Independent Auditors on Page 22
         - Consolidated Financial Statements and Notes to Consolidated Financial Statements on Pages 26-35

21       Subsidiaries of the Company

23       Consent of Independent Auditors

27       Financial Data Schedule (for SEC use only).

The following Exhibits are incorporated by reference as set forth in Item 14 on pages 11-13 of this Form 10-K:

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

     Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

         -  10.1*   1988 Stock Option Plan.
         -  10.2*   Form of Amendment to Deferred Compensation Agreement adopted
                    February 13, 1989, between the Company and certain executive officers of the Company.
         -  10.3*   Form of Agreement adopted February 13, 1989, between the
                    Company and certain executive officers of the Company
                    providing for a supplemental employee benefit upon a change in control of the Company.
         -  10.4*   Genuine Parts Company Supplemental Retirement Plan,
                    effective January 1, 1991.
         -  10.5*   1992 Stock Option and Incentive Plan, effective April 20,
                    1992.
         -  10.6*   Restricted Stock Agreement dated March 31, 1994, between the
                    Company and Larry L. Prince.
         -  10.7*   Restricted Stock Agreement dated March 31, 1994, between the
                    Company and Thomas C. Gallagher.
         -  10.8*   The Genuine Parts Company Restated Tax-Deferred Savings
                    Plan, effective January 1, 1993.
         -  10.9*   Amendment No. 2 to the Genuine Parts Company Supplemental
                    Retirement Plan, effective January 1, 1995.
         -  10.10*  Genuine Partnership Plan, as amended and restated January 1,
                    1994.
         -  10.11*  Genuine Parts Company Pension Plan, as amended and restated, effective January 1, 1989.
         -  10.12*  Amendment No. 1 to the Genuine Partnership Plan, effective
                    September 1, 1995.
         -  10.13*  Amendment No. 1 to the Genuine Parts Company Pension Plan,
                    effective April 1, 1995.
         -  10.14*  Amendment No. 2 to the Genuine Parts Company Pension Plan,
                    dated September 28, 1995, effective January 1, 1995.
         -  10.15*  Genuine Parts Company Directors' Deferred Compensation Plan,
                    effective November 1, 1996.
         -  10.16*  Amendment No. 3 to the Genuine Parts Company Pension Plan,
                    dated May 24, 1996, effective January 1, 1996.
         -  10.17*  Amendment No. 4 to the Genuine Parts Company Pension Plan,
                    dated December 3, 1996, effective January 1, 1996.
         -  10.18*  Amendment No. 2 to the Genuine Partnership Plan, dated
                    December 3, 1996, effective November 1, 1996.
         -  10.19*  Amendment No. 4-A to the Genuine Parts Company Pension Plan,
                    dated August 29, 1997, effective January 1, 1996.
         -  10.20*  Amendment No. 5 to the Genuine Parts Company Pension Plan,
                    dated August 7, 1997.
         -  10.21*  Amendment No. 6 to the Genuine Parts Company Pension Plan,
                    dated October 6, 1997, effective January 1, 1997.
         -  10.22*  Amendment No. 3 to the Genuine Partnership Plan, dated
                    August 7, 1997.
         -  10.23*  Amendment No. 3 to the Genuine Parts Company Supplemental
                    Retirement Plan, dated August 29, 1997, effective August 15,
                    1997.
         -  10.24*  Genuine Parts Company Death Benefit Plan, effective July 15,
                    1997.

             *      Indicates executive compensation plans and arrangements.

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(A)(1) AND (2), (C) AND (D)

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1998

                              GENUINE PARTS COMPANY

                                ATLANTA, GEORGIA

Form 10-K - Item 14(a)(1) and (2)

Genuine Parts Company and Subsidiaries

Index of Financial Statements



The following consolidated financial statements of Genuine Parts Company and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1998, are incorporated by reference in Item 8:

         Consolidated balance sheets - December 31, 1998 and 1997

         Consolidated statements of income - Years ended December 31, 1998, 1997, and 1996

         Consolidated statements of cash flows - Years ended December 31, 1998, 1997 and 1996

         Notes to consolidated financial statements - December 31, 1998

The following consolidated financial statement schedule of Genuine Parts Company and subsidiaries is included in Item 14(d):

         Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Annual Report on Form 10-K
Item 14(d)
Financial Statement Schedule II - Valuation and Qualifying Accounts Genuine Parts Company and Subsidiaries

-----------------------------------------------------------------------------------------------------------------------
                                            Balance at      Charged                                          Balance at
                                            Beginning       to Costs          Other                             End
                                            of Period     and Expenses      Additions(1)   Deductions(2)      of Period
                                            ---------------------------------------------------------------------------
Year ended December 31, 1996:
  Reserves and allowances deducted
  from
  asset accounts:

    Allowance for uncollectible accounts     $2,103,895     $6,144,340     $        --      $(6,477,054)(2)  $1,771,181

Year ended December 31, 1997:
  Reserves and allowances deducted
  from
  asset accounts:
    Allowance for uncollectible accounts      1,771,181      8,311,045              --       (8,233,116)(2)   1,849,110

Year ended December 31, 1998:
  Reserves and allowances deducted
  from
  asset accounts:
    Allowance for uncollectible accounts     $1,849,110     $7,484,733     $3,499,025(1)    $(7,813,966)(2)   $5,018,902

--------------------------------------------------------------------------------------------------------------------------

--------------------------
(1) Allowance for uncollectible accounts related to significant acquisitions.
(2) Uncollectible accounts written off, net of recoveries.