Form 10-Q
period 1999-03-31
GENUINE PARTS CO
filed 1999-05-03
CIK 40987

===============================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                       ----------------------------------


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934



For the Quarterly Period Ended March 31, 1999         Commission File Number 1-5690
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




                                  179,062,976
                                  -----------
                            (Shares of Common Stock)





===============================================================================

                                                                      FORM 10-Q

PART 1 - Financial Information
Item 1 - Financial Statements

                     GENUINE PARTS COMPANY and SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS                                               Mar. 31,           Dec. 31,
                                                                                            1999               1998
                                                                                            ----               ----
                                                                                        (Unaudited)
                                                                                              (in thousands)

CURRENT ASSETS

Cash and cash equivalents ......................................................         $  148,797          $   84,972

Trade accounts receivable, less allowance
for doubtful accounts (1999 - $4,404; 1998 - $5,019) ...........................            990,153             907,561

Inventories - at lower of cost (substantially last-in,
first-out method) or market ....................................................          1,680,375           1,660,233

Prepaid and other current accounts .............................................             39,385              30,591
                                                                                         ----------          ----------

         TOTAL CURRENT ASSETS ..................................................          2,858,710           2,683,357

Goodwill, less accumulated amortization (1999 - $15,271 ; 1998 - $12,578) ......            398,748             344,733

Other assets ...................................................................            193,631             168,282

Total property, plant and equipment, less allowance
for depreciation (1999 - $369,292; 1998 - $355,574) ............................            416,814             404,008
                                                                                         ----------          ----------

                                                                                         $3,867,903          $3,600,380
                                                                                         ==========          ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable ...............................................................         $  541,082          $  509,532

Current portion long-term debt and other borrowings ............................            259,027             156,316

Income taxes ...................................................................             47,491              21,837

Dividends payable ..............................................................             46,419              44,776

Other current liabilities ......................................................             80,450              85,948
                                                                                         ----------          ----------

         TOTAL CURRENT LIABILITIES .............................................            974,469             818,409

Long-term debt .................................................................            672,070             588,640

Deferred income taxes ..........................................................             94,956              94,956

Minority interests in subsidiaries .............................................             47,577              45,043

SHAREHOLDERS' EQUITY

Stated capital:
    Preferred Stock, par value - $1 per share
       Authorized - 10,000,000 shares - None Issued ............................                -0-                 -0-
    Common Stock, par value - $1 per share
       Authorized - 450,000,000 shares
       Issued - 1999 - 179,062,976; 1998 - 179,505,151 .........................            179,063             179,505

Additional paid-in capital .....................................................              5,501              19,989

Accumulated other comprehensive income .........................................             (2,328)             (3,110)

Retained earnings ..............................................................          1,896,595           1,856,948
                                                                                         ----------          ----------

         TOTAL SHAREHOLDERS' EQUITY ............................................          2,078,831           2,053,332
                                                                                         ----------          ----------

                                                                                         $3,867,903          $3,600,380
                                                                                         ==========          ==========


See notes to condensed consolidated financial statements.

                                                                      FORM 10-Q

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                           1999            1998
                                                                                           ----            ----

                                                                                     (000 omitted except per share data)

Net sales ......................................................................         $1,901,357     $1,533,138
Cost of goods sold .............................................................          1,350,467      1,086,402
                                                                                         ----------     ----------
                                                                                            550,890        446,736
Selling, administrative & other expenses .......................................            408,396        314,508
                                                                                         ----------     ----------

Income before income taxes .....................................................            142,494        132,228
Income taxes ...................................................................             56,428         52,230
                                                                                         ----------     ----------

NET INCOME .....................................................................         $   86,066     $   79,998
                                                                                         ==========     ==========

Basic net income per common share ..............................................         $      .48     $      .45
                                                                                         ==========     ==========

Diluted net income per common share ...........................................          $      .48     $      .45
                                                                                         ==========     ==========
Dividends declared per common share ............................................         $      .26     $      .25
                                                                                         ==========     ==========

Average common shares outstanding ..............................................            179,784        178,822

Dilutive effect of stock options and non-vested restricted stock awards ........                508            733
                                                                                         ----------     ----------

Average common shares outstanding - assuming dilution ..........................            180,292        179,555
                                                                                         ==========     ==========

                                                                      FORM 10-Q

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                                                     Three Months
                                                                                                    Ended Mar. 31,
                                                                                                    --------------
                                                                                                    (000 omitted)

                                                                                                 1999              1998
                                                                                                 ----              ----

OPERATING ACTIVITIES:

   Net income ............................................................................    $  86,066         $  79,998
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .......................................................       22,740            16,485
     Other ...............................................................................        2,534               974
     Changes in operating assets and liabilities .........................................      (40,711)          (21,971)
                                                                                              ---------         ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES ................................................       70,629            75,486

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment .............................................      (20,376)          (20,035)
   Acquisitions of businesses and other investing activities .............................      (85,669)           10,862
                                                                                              ---------         ---------

NET CASH USED IN INVESTING ACTIVITIES ....................................................     (106,045)           (9,173)

FINANCING ACTIVITIES:
   Proceeds from lines of credit and other borrowings, net of payments ...................      186,141             5,000
   Dividends paid ........................................................................      (44,776)          (43,436)
   Purchase of stock .....................................................................      (46,693)           (8,789)
   Other financing activities ............................................................        4,569             6,899
                                                                                              ---------         ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ......................................       99,241           (40,326)
                                                                                              ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................................................       63,825            25,987

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................................       84,972            72,823
                                                                                              ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................................    $ 148,797         $  98,810
                                                                                              =========         =========


See notes to condensed consolidated financial statements.

                                                                      FORM 10-Q

NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results for the entire year.

Note B - Segment Information

                                             THREE MONTH PERIOD ENDED MARCH 31
                                                   1999               1998
                                             ---------------------------------
                                                      (In thousands)

 Net sales:

      Automotive                                $  941,350         $  743,599
      Industrial                                   522,503            499,685
      Office products                              310,003            289,854
      Electrical/electronic materials              127,501                 --
                                             --------------------------------
         Total net sales                        $1,901,357         $1,533,138
                                             ================================

 Operating profit:

      Automotive                                $   82,976         $   69,547
      Industrial                                    43,795             42,595
      Office products                               35,840             32,817
      Electrical/electronic materials                5,640                 --
                                             --------------------------------
         Total operating profit                    168,071            144,959
 Interest expense                                  (12,443)            (3,918)
 Other, net                                        (13,134)            (8,813)
                                             --------------------------------
            Income before income taxes          $  142,494         $  132,228
                                             ================================

Note C - Comprehensive Income

Total comprehensive income was $86,848,000 and $79,220,000 for the three month periods ended March 31, 1999 and 1998, respectively.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Genuine Parts Company (the "Company") reported record sales and earnings in the first quarter of 1999. Sales for the quarter were $1.9 billion, up 24% over the same period in 1998. Net income in the quarter advanced 8% to $86.1 million. On a per-share diluted basis, net income in the quarter was 48 cents versus
45 cents in the same quarter of the prior year, an increase of 7%.

Sales would have increased 6% in the first quarter of 1999, excluding the impact of acquisitions made after March 31, 1998. Sales for the Automotive Parts Group increased 27% for the quarter and increased 7%, excluding the impact of acquisitions in 1999. The sales increase is attributed to increased market share, improved market conditions and the impact of acquisitions. Sales for the Industrial Parts Group increased 4.6% for the quarter reflecting continued slow growth in various industrial markets, such as steel, food and paper. The Office Products Group was up 7% for the quarter reflecting slight improvement in market conditions in the office products industry. EIS, the Electrical/Electronic Materials Group acquired on July 1,1998, had sales of $127 million in the first quarter of 1999. Cost of goods sold increased slightly as a percentage of net sales compared to the same quarter of the prior year. Selling, administrative and other expenses increased 30% for the quarter (7% increase excluding acquisitions) and the percentage of selling, administrative and other expenses to net sales increased slightly, reflecting increased salaries, acquisition costs and costs of upgrading/improving facilities.

The ratio of current assets to current liabilities is 2.9 to 1 and the Company's cash position is good.

                                                                      FORM 10-Q

Impact of Year 2000

The Year 2000 problem is the result of computer programs written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

The Company is continuing its assessments of the impact of the Year 2000 across its business and operations, including its customer and vendor base. The Company has substantially completed its identification of information technology systems that are not Year 2000 compliant and is in the process of implementing a comprehensive initiative to make its information technology systems ("IT systems") and its non-information technology systems ("non-IT systems"), including embedded electronic circuits in equipment, building security, product handling and environmental controls, Year 2000 compliant. The initiative covers the following three phases: (1) identification of all IT and non-IT systems and an assessment of repair requirements, (2) repair of the identified IT and non-IT systems, and (3) testing of the IT and non-IT systems repaired to determine correct manipulation of dates and date-related data. As of December 31, 1998, the Company has substantially completed phase (1) of its initiative and has begun phases (2) and (3). The Company anticipates that it will substantially complete phase (2) by the end of the second quarter of fiscal 1999 at which time it will complete its final testing phase. The Company expects the final testing phase to be complete by third quarter of 1999.

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

The Company has initiated formal communications with substantially all of its significant business partners to evaluate their Year 2000 compliance plans and status of readiness, including upgrading of embedded technology devices in products the Company purchases. These communications include determining the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 conversion issues. However, there can be no guarantee that the systems of other companies on which the Company's system rely will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

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

The Company is utilizing both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The total estimated cost of the Year 2000 project is estimated between $7 million and $10 million and is being funded through operating cash flows. These costs are not expected to be material to the Company's consolidated results of operations. Of the total project cost, approximately $3 million is attributable to the purchase of new software or equipment, which will be capitalized. The remaining $4 million to $7 million is expensed as incurred. To date, the Company has expensed approximately $4.5 million related to the assessment of and preliminary efforts in connection with its Year 2000 project. The costs attributable to the Year 2000 exclude costs incurred by the Company for replacement of hardware and implementation of new systems which were undertaken for operating reasons. The implementation of new systems has been in progress for the past three to five years.

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

                                                                      FORM 10-Q
Forward-Looking Statements:

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in our Company's filings with the Securities and Exchange Commission and in our reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to revenue, market share and net income growth, or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. There are many factors which could cause actual results to differ materially from those anticipated by statements made herein. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company's products and services, the ability to maintain favorable supplier arrangements and relationships, competitive product and pricing pressures, the effectiveness of the Company's promotional, marketing and advertising programs, the Company's ability to discover and correct potential Year 2000 issues and the ability of third parties to appropriately address their Year 2000 issues, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as other risks and uncertainties discussed from time to time in the Company's filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         During the first quarter of 1999, the Company issued an aggregate of approximately 942,809 shares of Company stock in connection with the acquisition of three companies. This number of shares is subject to change based upon closing amount settlements, indemnification obligations and the satisfaction of earnout thresholds. All such shares were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations thereunder. Such acquisitions were: Johnson Industries, Inc. which closed on January 5, 1999, Morse Auto Supply which closed on January 6, 1999 and H.A. Holden, Inc. which closed on January 15, 1999.

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

           Exhibit 3.2 Bylaws of the Company, as amended (incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 5, 1993).

           Exhibit 10.31 *Restricted Stock Agreement dated February 25, 1999 between the Company and Larry L. Prince.

           Exhibit 10.32 *Restricted Stock Agreement dated February 25, 1999 between the Company and Thomas C. Gallagher.

           Exhibit 27      Financial Data Schedule (for SEC use only).

            *Indicates executive compensation plans and arrangements.

     (b) No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Genuine Parts Company
                                       ----------------------------------------
                                       (Registrant)

Date  May 3, 1999                      /s/ Jerry Nix
      -----------                      ----------------------------------------
                                       Jerry W. Nix
                                       Senior Vice President - Finance

                                       /s/ George W. Kalafut
                                       ----------------------------------------
                                       George W. Kalafut
                                       Executive Vice President - Finance and
                                       Administration (Principal Financial and
                                       Accounting Officer)