Form 10-Q
period 1999-06-30
GENUINE PARTS CO
filed 1999-07-30
CIK 40987

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended June 30, 1999      Commission File Number 1-5690
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




                                   179,036,113
                                   -----------
                            (Shares of Common Stock)


===============================================================================

PART 1 - Financial Information
Item 1 - Financial Statements

                     GENUINE PARTS COMPANY and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS                                           June 30,         Dec. 31,
                                                                                        1999             1998
                                                                                        ----             ----
                                                                                     (Unaudited)
                                                                                             (in thousands)
CURRENT ASSETS

Cash and cash equivalents .....................................................      $  113,232      $    84,972

Trade accounts receivable, less allowance
 for doubtful accounts (1999 - $7,342; 1998 - $ 5,019) ........................       1,033,434          907,561

Inventories - at lower of cost (substantially last-in,
first-out method) or market ...................................................       1,678,829        1,660,233

Prepaid and other current accounts ............................................          32,301           30,591
                                                                                     ----------      -----------

         TOTAL CURRENT ASSETS .................................................       2,857,796        2,683,357

Goodwill, less accumulated amortization (1999 - $18,290; 1998 - $12,578) ......         402,430          344,733

Other assets ..................................................................         197,078          168,282

Total property, plant and equipment, less allowance
for depreciation (1999 - $379,379; 1998 - $355,574) ...........................         416,900          404,008
                                                                                     ----------      -----------

                                                                                     $3,874,204      $ 3,600,380
                                                                                     ==========      ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable ..............................................................      $  599,656      $   509,532

Current portion of long-term debt and other borrowings ........................         190,116          156,316

Income taxes ..................................................................          19,850           21,837

Dividends payable .............................................................          46,269           44,776

Other current liabilities .....................................................          83,420           85,948
                                                                                     ----------      -----------

         TOTAL CURRENT LIABILITIES ............................................         939,311          818,409

Long-term debt ................................................................         666,104          588,640

Deferred income taxes .........................................................          94,956           94,956

Minority interests in subsidiaries ............................................          44,597           45,043

SHAREHOLDERS' EQUITY

Stated capital:
    Preferred Stock, par value - $1 per share
       Authorized - 10,000,000 shares - None Issued ...........................             -0-              -0-
    Common Stock, par value - $1 per share
       Authorized - 450,000,000 shares
       Issued - 1999 - 179,036,113; 1998 - 179,505,151 ........................         179,036          179,505

Additional paid-in capital ....................................................           4,635           19,989

Accumulated other comprehensive income ........................................           3,205           (3,110)

Retained earnings .............................................................       1,942,360        1,856,948
                                                                                     ----------      -----------

         TOTAL SHAREHOLDERS' EQUITY ...........................................       2,129,236        2,053,332
                                                                                     ----------      -----------

                                                                                     $3,874,204      $ 3,600,380
                                                                                     ==========      ===========

See notes to condensed consolidated financial statements.

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                               Three Months Ended June 30,      Six Months Ended June 30,
                                               ---------------------------      -------------------------

                                                 1999              1998            1999           1998
                                                 ----              ----            ----           ----

                                                          (000 omitted except per share data)

Net sales ..............................      $2,022,894      $1,619,383      $3,924,251      $3,152,521
Cost of goods sold .....................       1,432,837       1,141,980       2,783,304       2,228,382
                                              ----------      ----------      ----------      ----------
                                                 590,057         477,403       1,140,947         924,139
Selling, administrative & other expenses         436,798         335,446         845,194         649,954
                                              ----------      ----------      ----------      ----------

Income before income taxes .............         153,259         141,957         295,753         274,185
Income taxes ...........................          60,690          56,073         117,118         108,303
                                              ----------      ----------      ----------      ----------

NET INCOME .............................      $   92,569      $   85,884      $  178,635      $  165,882
                                              ==========      ==========      ==========      ==========



Basic net income per common share ......      $      .52      $      .48      $     1.00      $      .93
                                              ==========      ==========      ==========      ==========

Diluted net income per common share ....      $      .52      $      .48      $      .99      $      .92
                                              ==========      ==========      ==========      ==========

Dividends declared per common share ....      $      .26      $      .25      $      .52      $      .50
                                              ==========      ==========      ==========      ==========



Average common shares outstanding ......         179,032         178,859         179,458         178,840

Dilutive effect of stock options and
   non-vested restricted stock awards ..             557             588             563             624
                                              ----------      ----------      ----------      ----------

Average common shares outstanding,
   assuming dilution ...................         179,589         179,447         180,021         179,464
                                              ==========      ==========      ==========      ==========



See notes to condensed consolidated financial statements.

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                  Six Months
                                                                                                Ended June 30,
                                                                                                --------------

                                                                                                (000 omitted)

Cash Provided By:
                                                                                             1999           1998
                                                                                             ----           ----
OPERATING ACTIVITIES:
   Net income ......................................................................      $ 178,635       $ 165,882
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .................................................         42,798          31,618
     Other .........................................................................           (446)          2,859
     Changes in operating assets and liabilities ...................................        (34,460)        (64,238)
                                                                                          ---------       ---------


NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................................        186,527         136,121

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment .......................................        (38,325)        (40,124)
   Acquisition of businesses and other investing activities ........................       (103,858)          4,683
                                                                                          ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES ..............................................       (142,183)        (35,441)

FINANCING ACTIVITIES:
   Proceeds from lines of credit and other borrowings, net of payments .............        111,264         (16,000)
   Dividends paid ..................................................................        (91,195)        (88,156)
   Purchase of stock ...............................................................        (51,104)        (20,756)
   Other financing activities ......................................................         14,951          16,249
                                                                                          ---------       ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ................................        (16,084)       (108,663)
                                                                                          ---------       ---------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS ...............................         28,260          (7,983)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................................         84,972          72,823
                                                                                          ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................................      $ 113,232       $  64,840
                                                                                          =========       =========


See notes to condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of results for the entire year.

Note B - Segment Information

                                         Three month period ended June 30,     Six month period ended June 30,
                                              1999              1998               1999              1998
                                         ---------------------------------    --------------------------------

Net sales:
     Automotive                           $ 1,058,482       $   849,696       $ 1,999,832       $ 1,593,295
     Industrial                               543,792           509,062         1,066,295         1,008,747
     Office Products                          290,491           260,625           600,494           550,479
     Electrical/Electronic Materials          130,129                --           257,630                --
                                          -----------------------------       -----------------------------
         Total net sales                  $ 2,022,894       $ 1,619,383       $ 3,924,251       $ 3,152,521
                                          =============================       =============================

Operating profit:
     Automotive                           $   107,947       $    89,336       $   191,540       $   158,475
     Industrial                                43,797            41,318            87,652            83,913
     Office Products                           24,868            23,654            59,851            56,879
     Electrical/Electronic Materials            5,740                --            11,380                --
                                          -----------------------------       -----------------------------
         Total operating profit               182,352           154,308           350,423           299,267
     Interest expense                         (13,375)           (3,409)          (25,818)           (7,327)
     Other, net                               (15,718)           (8,942)          (28,852)          (17,755)
                                          -----------------------------       -----------------------------
         Income before income taxes       $   153,259       $   141,957       $   295,753       $   274,185
                                          =============================       =============================


Note C - Comprehensive Income

Total comprehensive income was $184,950,586 and $164,327,010 for the six month periods ended June 30, 1999 and 1998, respectively.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Genuine Parts Company (the "Company") reported record sales and earnings in the second quarter of 1999. Sales for the quarter were $2.0 billion, up 25% over the same period in 1998. Net income in the quarter advanced 8% to $92.6 million. On a per-share diluted basis, net income in the quarter was $.52 versus $.48 in the same quarter of the prior year, an increase of 8%.

For the six months ended June 30, 1999, sales totaled $3.9 billion, up 24% over the first half of 1998, while net income was $178.6 million, an increase of 8%. Diluted earnings per share were $.99 for the first six months of 1999 and $.92 for the same period in 1998, an increase of 8%.

Sales would have increased 6% in the second quarter of 1999, over the second quarter of 1998, if the impact of acquisitions made after June 30, 1998 is excluded. Sales for the Automotive Parts Group increased 25% for the quarter and increased 4%, if the impact of acquisitions in 1999 is excluded. The sales increase is reflective of the general softness in the automotive aftermarket. Sales for the Industrial Parts Group increased 7% for the quarter reflecting continued slight improvement in the overall industrial market. The Office Products Group was up 11% for the quarter reflecting steady sales progress in a very competitive environment. EIS, the Electrical/Electronic Materials Group acquired on July 1,1998, had sales of $258 million for the six months ended June 30, 1999. Cost of goods sold increased slightly as a percentage of net sales compared to the same quarter of the prior year. Selling, administrative and other expenses increased 30% for the quarter (8% increase excluding acquisitions) and the percentage of selling, administrative and other expenses to net sales increased slightly, reflecting increased salaries, acquisition costs and costs of upgrading/improving facilities.

The ratio of current assets to current liabilities remains very good at 3.04 to 1 and the Company's cash position is excellent.

Impact of Year 2000

The Year 2000 problem is the result of computer programs written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

The Company is continuing its assessments of the impact of the Year 2000 across its business and operations, including its customer and vendor base. The Company has substantially completed its identification of information technology systems that are not Year 2000 compliant and is in the process of implementing a comprehensive initiative to make its information technology systems ("IT systems") and its non-information technology systems ("non-IT systems"), including embedded electronic circuits in equipment, building security, product handling and environmental controls, Year 2000 compliant. The initiative covers the following three phases: (1) identification of all IT and non-IT systems and an assessment of repair requirements, (2) repair of the identified IT and non-IT systems, and (3) testing of the IT and non-IT systems repaired to determine correct manipulation of dates and date-related data. As of June 30, 1999, the Company has substantially completed phase (1) and phase (2) of its initiative and has begun phase (3). The Company anticipates that it will substantially complete phase (3) by the end of the third quarter of fiscal 1999 at which time it will complete its final testing phase.

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

The Company has initiated and substantially completed formal communications with substantially all of its significant business partners to evaluate their Year 2000 compliance plans and status of readiness, including upgrading of embedded technology devices in products the Company purchases. These communications include determining the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 conversion issues. However, there can be no guarantee that the systems of other companies on which the Company's system rely will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

The Company has identified and prioritized any embedded technology devices which may be deemed to be mission critical or that tend to have a significant impact on normal operations. The Company has developed a separate plan to upgrade these higher priority embedded technology devices. Management has completed these activities as of June 30, 1999.

The Company could potentially experience disruptions to some aspects of its various activities and operations as a result of non-compliant systems utilized by the Company or unrelated third parties. Contingency plans are, therefore, under development to mitigate the extent of any such potential disruption to business operations.

The Company is utilizing both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The total estimated cost of the Year 2000 project is estimated between $7 million and $10 million and is being funded through operating cash flows. These costs are not expected to be material to the Company's consolidated results of operations. Of the total project cost, approximately $3 million is attributable to the purchase of new software or equipment, which will be capitalized. The remaining $4 million to $7 million is expensed as incurred. To date, the Company has expensed approximately $5.5 million related to the assessment of and preliminary efforts in connection with its Year 2000 project. The costs attributable to the Year 2000 exclude costs incurred by the Company for replacement of hardware and implementation of new systems which were undertaken for operating reasons. The implementation of new systems has been in progress for the past three to five years.

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

Forward-Looking Statements

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


PART II - OTHER INFORMATION

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1999 Annual Meeting of Shareholders of the Company was held on April 19, 1999, pursuant to notice given to shareholders of record on February 11, 1999, at which date there were 179,536,256 shares of Common Stock outstanding. At the Annual Meeting, the shareholders elected four Class I directors with terms to expire at the 2002 Annual Meeting and one Class III director with a term to expire at the 2001 Annual Meeting. As to the following named individuals, the holders of 159,816,880 shares of the Company's Common Stock voted as follows:

Class I                               For                Withhold Authority
-------                               ---                ------------------
Bradley Currey, Jr.                158,499,155                1,317,725
Robert P. Forrestal                158,487,239                1,329,641
Thomas C. Gallagher                158,483,190                1,333,690
Lawrence G. Steiner                158,471,186                1,345,694

Class III
---------
Stephen R. Kendall                 158,510,220                1,306,660

The following individuals' term of office as a director continued after the Annual Meeting:

Class II                                    Class III
--------                                    ---------
Richard W. Courts, II                       Jean Douville
Larry L. Prince                             J. Hicks Lanier
James B. Williams                           Alana S. Shepherd

The shareholders also voted on the adoption of the 1999 Long-Term Incentive Plan. The holders of 139,356,240 shares of Common Stock voted in favor of the adoption, holders of 8,202,372 shares voted against, holders of 721,166 shares abstained, and there were 11,537,102 broker non-votes.

The shareholders also approved the adoption of the Genuine Parts Company 1999 Annual Incentive Bonus Plan. The holders of 155,946,820 shares voted for adoption of the plan, holders of 3,089,430 shares voted against, and holders of 780,630 shares abstained, and there were no broker non-votes.

The shareholders also ratified the selection of Ernst & Young LLP as independent auditors of the Company for 1999. The holders of 159,123,681 shares of Common Stock voted in favor of the ratification, holders of 194,392 shares voted against, holders of 498,807 shares abstained, and there were no broker non-votes.

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

         Exhibit 3.2 Bylaws of the Company, as amended (incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 5, 1993).

         Exhibit 27   Financial Data Schedule (for SEC use only).

    (b) No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Genuine Parts Company
                                       ----------------------------------------
                                       (Registrant)


Date   July 30, 1999                   /s/ Jerry W. Nix
       -------------                   ----------------------------------------
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