Form 10-Q
period 1999-09-30
GENUINE PARTS CO
filed 1999-11-01
CIK 40987

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                       ----------------------------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended September 30, 1999                  Commission File Number 1-5690
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes    [ X ]          No   [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (the close of the period covered by this report).




                                   177,809,538
                                   -----------
                            (Shares of Common Stock)


================================================================================

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                     GENUINE PARTS COMPANY and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS                                         Sept. 30,          Dec. 31,
                                                                                    1999               1998
                                                                                    ----               ----
                                                                                  (Unaudited)
                                                                                          (in thousands)
CURRENT ASSETS

Cash and cash equivalents ..............................................          $   76,495          $   84,972

Trade accounts receivable, less allowance
for doubtful accounts (1999 - $11,801; 1998 - $5,019) ..................           1,041,633             907,561

Inventories - at lower of cost (substantially last-in,
first-out method) or market ............................................           1,698,081           1,660,233

Prepaid and other current accounts .....................................              41,213              30,591
                                                                                  ----------          ----------

         TOTAL CURRENT ASSETS ..........................................           2,857,422           2,683,357

Goodwill, less accumulated amortization (1999 - $21,881; 1998 - $12,578)             412,868             344,733

Other assets ...........................................................             193,273             168,282

Total property, plant and equipment, less allowance
for depreciation (1999 - $391,723; 1998 - $355,574) ....................             414,320             404,008
                                                                                  ----------          ----------

                                                                                  $3,877,883          $3,600,380
                                                                                  ==========          ==========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable .......................................................          $  612,304          $  509,532

Current portion of long-term debt and other borrowings .................             157,861             156,316

Income taxes ...........................................................              17,923              21,837

Dividends payable ......................................................              46,262              44,776

Other current liabilities ..............................................              87,166              85,948
                                                                                  ----------          ----------

         TOTAL CURRENT LIABILITIES .....................................             921,516             818,409

Long-term debt .........................................................             674,625             588,640

Deferred income taxes ..................................................              94,956              94,956

Minority interests in subsidiaries .....................................              49,451              45,043

SHAREHOLDERS' EQUITY

Stated capital:
    Preferred Stock, par value - $1 per share
       Authorized - 10,000,000 shares - None Issued ....................                 -0-                 -0-
    Common Stock, par value - $1 per share
       Authorized - 450,000,000 shares
       Issued - 1999 - 177,809,538; 1998 - 179,505,151 .................             177,810             179,505

Additional paid-in capital .............................................                 -0-              19,989

Accumulated other comprehensive income .................................               3,490              (3,110)

Retained earnings ......................................................           1,956,035           1,856,948
                                                                                  ----------          ----------

         TOTAL SHAREHOLDERS' EQUITY ....................................           2,137,335           2,053,332
                                                                                  ----------          ----------

                                                                                  $3,877,883          $3,600,380
                                                                                  ==========          ==========

See notes to condensed consolidated financial statements.

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                                   Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                                                                  ----------------------------   ---------------------------
                                                                    1999            1998             1999           1998
                                                                  ----------      ----------      ----------      ----------

                                                                              (in thousands, except per share data)

Net sales ..................................................      $2,082,229      $1,760,102      $6,006,480      $4,912,623
Cost of goods sold .........................................       1,479,065       1,245,677       4,262,369       3,474,059
                                                                  ----------      ----------      ----------      ----------
                                                                     603,164         514,425       1,744,111       1,438,564
Selling, administrative & other expenses ...................         453,103         371,929       1,298,297       1,021,883
                                                                  ----------      ----------      ----------      ----------

Income before income taxes .................................         150,061         142,496         445,814         416,681
Income taxes ...............................................          59,424          56,357         176,542         164,660
                                                                  ----------      ----------      ----------      ----------

NET INCOME .................................................      $   90,637      $   86,139      $  269,272      $  252,021
                                                                  ==========      ==========      ==========      ==========



Basic net income per common share ..........................      $      .51      $      .48      $     1.50            1.41
                                                                  ==========      ==========      ==========      ==========

Diluted net income per common share ........................      $      .51      $      .48      $     1.50            1.40
                                                                  ==========      ==========      ==========      ==========

Dividends declared per common share ........................      $      .26      $      .25      $      .78              75
                                                                  ==========      ==========      ==========      ==========



Average common shares outstanding ..........................         178,546         180,392         179,143         179,363

Dilutive effect of stock options and
   non-vested restricted stock awards ......................             480             794             534             641
                                                                  ----------      ----------      ----------      ----------

Average common shares outstanding,
   assuming dilution .......................................         179,026         181,186         179,677         180,004
                                                                  ==========      ==========      ==========      ==========


See notes to condensed consolidated financial statements.

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                                       Nine Months
                                                                                                     Ended Sept. 30,
                                                                                                -------------------------
                                                                                                     (in thousands)
Cash Provided By:
                                                                                                  1999             1998
                                                                                                ---------       ---------
OPERATING ACTIVITIES:
   Net income ............................................................................      $ 269,272       $ 252,021
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .......................................................         67,634          47,724
     Other ...............................................................................          1,016           4,365
     Changes in operating assets and liabilities .........................................        (28,797)        (82,925)
                                                                                                ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES ................................................        309,125         221,185

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment .............................................        (59,010)        (63,954)
   Acquisition of businesses and other investing activities ..............................       (116,320)          7,089
   Cash paid for EIS, Inc., net of cash acquired 3,017 ...................................            -0-         (55,763)
                                                                                                ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES ....................................................       (175,330)       (112,628)

FINANCING ACTIVITIES:
   Proceeds from revolving line of credit and long-term debt, net ........................         67,621          95,889
   Dividends paid ........................................................................       (138,125)       (132,873)
   Purchase of stock .....................................................................        (88,773)        (64,127)
   Other financing activities ............................................................         17,005          12,844
                                                                                                ---------       ---------

NET CASH USED IN FINANCING ACTIVITIES ....................................................       (142,272)        (88,267)
                                                                                                ---------       ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .....................................         (8,477)         20,290

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................................         84,972          72,823
                                                                                                ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................................      $  76,495       $  93,113
                                                                                                =========       =========



See notes to condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of results for the entire year.

Note B - Segment Information

                                             Three month period ended September 30,          Nine month period ended September 30,
                                                   1999                    1998                    1999                1998
                                            ----------------------------------------         -----------------------------------
Net sales:
     Automotive                                  $1,091,015               $  869,396             $3,090,847           $2,462,691
     Industrial                                     541,622                  488,476              1,607,917            1,497,223
     Office Products                                316,156                  287,681                916,650              838,160
     Electrical/Electronic Materials                133,436                  114,549                391,066              114,549
                                            ----------------------------------------         -----------------------------------
         Total net sales                         $2,082,229               $1,760,102             $6,006,480           $4,912,623
                                            ========================================         ===================================

Operating profit:
     Automotive                                  $  104,258               $   90,806             $  295,798           $  249,281
     Industrial                                      38,929                   35,872                126,581              119,785
     Office Products                                 27,560                   26,420                 87,411               83,299
     Electrical/Electronic Materials                  6,107                    5,325                 17,487                5,325
                                            ----------------------------------------         -----------------------------------
         Total operating profit                     176,854                  158,423                527,277              457,690
     Interest expense                               (13,683)                  (6,007)               (39,501)             (13,334)
     Other, net                                     (13,110)                  (9,920)               (41,962)             (27,675)
                                            ----------------------------------------         -----------------------------------
         Income before income taxes              $  150,061               $  142,496             $  445,814           $  416,681
                                            ========================================         ===================================

Note C - Comprehensive Income

Total comprehensive income was $275,872,000 and $249,688,500 for the nine month periods ended September 30, 1999 and 1998, respectively.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Genuine Parts Company (the "Company") reported record sales and earnings in the third quarter of 1999. Sales for the quarter were $2.1 billion, up 18% over the same period in 1998. Net income in the quarter advanced 5% over the third quarter of 1998 to $90.6 million. On a per-share diluted basis, net income in the quarter was $.51 versus $.48 in the same quarter of the prior year, an increase of 6%.

For the nine months ended September 30, 1999, sales totaled $6.0 billion, up 22% over the same period in 1998, while net income was $269.3 million, an increase of 7%. Diluted earnings per share were $1.50 for the first nine months of 1999 and $1.40 for the same period in 1998, an increase of 7%.

Sales would have increased 7% in the third quarter of 1999, over the third quarter of 1998, if the impact of acquisitions made after September 30, 1998 is excluded. Sales for the Automotive Parts Group increased 25% for the quarter and increased 3%, if the impact of acquisitions in 1999 is excluded. The sales increase is reflective of the U.S. automotive aftermarket's continued pattern of slow growth. Sales for the Industrial Parts Group increased 11% for the quarter showing a gradual improvement in the market environment. The Office Products Group increased sales by 10% for the quarter; and EIS, the Electrical/Electronic Materials Group acquired on July 1, 1998, reported a strong 16% improvement in sales. Cost of goods sold increased slightly as a percentage of net sales compared to the same quarter of the prior year. Selling, administrative and other expenses increased 22% for the quarter (8% increase excluding acquisitions) and the percentage of selling, administrative and other expenses to net sales increased slightly, due mostly to increased salaries, interest expense, acquisition costs and costs of upgrading/improving facilities.

The ratio of current assets to current liabilities remains very good at 3.10 to 1 and the Company's cash position is excellent.

Impact of Year 2000

The Year 2000 problem is the result of computer programs written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

The Company is continuing its assessments of the impact of the Year 2000 across its business and operations, including its customer and vendor base. The Company has substantially completed its identification of information technology systems that are not Year 2000 compliant and is in the process of implementing a comprehensive initiative to make its information technology systems ("IT systems") and its non-information technology systems ("non-IT systems"), including embedded electronic circuits in equipment, building security, product handling and environmental controls, Year 2000 compliant. The initiative covers the following three phases: (1) identification of all IT and non-IT systems and an assessment of repair requirements, (2) repair of the identified IT and non-IT systems, and (3) testing of the IT and non-IT systems repaired to determine correct manipulation of dates and date-related data. As of September 30, 1999, the Company has substantially completed phase (1), phase (2) and phase (3) of its initiative.

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

The Company identified and prioritized any embedded technology devices which may be deemed to be mission critical or that tend to have a significant impact on normal operations. The Company developed a separate plan to upgrade these higher priority embedded technology devices. Management completed these activities as of June 30, 1999.

The Company could potentially experience disruptions to some aspects of its various activities and operations as a result of non-compliant systems utilized by the Company or unrelated third parties. Contingency plans are, therefore, under development to mitigate the extent of any such potential disruption to business operations.

The Company is utilizing both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The total estimated cost of the Year 2000 project is estimated between $8.5 million and $10 million and is being funded through operating cash flows. These costs are not expected to be material to the Company's consolidated results of operations. Of the total project cost, approximately $3 million is attributable to the purchase of new software or equipment, which has been capitalized. The remaining $5.5 million to $7 million is expensed as incurred. To date, the Company has expensed approximately $5.5 million related to the assessment of and preliminary efforts in connection with its Year 2000 project. The costs attributable to the Year 2000 exclude costs incurred by the Company for replacement of hardware and implementation of new systems which were undertaken for operating reasons. The implementation of new systems has been in progress for the past three to five years.

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

PART II - OTHER INFORMATION

Item 5.  Other Information

Acquisition Announcement

On October 1, 1999, the Company acquired all of the outstanding stock of Brittain Brothers, Inc., in exchange for a combination of cash and Genuine Parts Company common stock, totaling approximately $17.6 million. Brittain Brothers, based in Oklahoma, is an independent distributor of NAPA automotive parts and accessories.

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

         Exhibit 3.2 Bylaws of the Company, as amended (incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 5, 1993).

         Exhibit 27       Financial Data Schedule (for SEC use only).

     (b) No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Genuine Parts Company
                                      (Registrant)


Date   November 1, 1999               /s/ Jerry W. Nix
                                      ----------------------------------------
                                      Jerry W. Nix
                                      Senior Vice President - Finance


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