Form 10-K
period 1999-12-31
GENUINE PARTS CO
filed 2000-03-10
CIK 40987

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

(MARK ONE)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OF
                THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's Common Stock (based upon the closing sales price reported by the New York Stock Exchange and published in The Wall Street Journal for February 10, 2000) held by non-affiliates as of February 10, 2000 was approximately $3,804,984,022.

     The number of shares outstanding of Registrant's Common Stock, as of February 10, 2000: 176,801,292

     Documents Incorporated by Reference:
     - Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1999, are incorporated by reference into Parts I and II.
     - Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 17, 2000 are incorporated by reference into Part III.

===============================================================================

PART I.

ITEM I.  BUSINESS.

         Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. In 1999, business was conducted throughout most of the United States, in Canada and in Mexico from approximately 1,850 operations. As used in this report, the "Company" refers to Genuine Parts Company and its subsidiaries, except as otherwise indicated by the context; and the terms "automotive parts" and "industrial parts" refer to replacement parts in each respective category.

SEGMENT DATA. The following table sets forth various segment data for the fiscal years 1999, 1998, and 1997 attributable to each of the Company's groups of products that the Company believes indicate segments of its business. Sales to unaffiliated customers are the same as net sales.

                                                               1999            1998           1997
                                                               ----            ----           ----
         NET SALES                                                       (in thousands)
         Automotive Parts                                  $  4,084,775   $  3,262,406   $  3,071,153
         Industrial Parts                                     2,156,134      2,008,789      1,853,270
         Office Products                                      1,218,367      1,122,420      1,080,822
         Electrical/Electronic Materials                        522,411        220,417             --
                                                           ------------   ------------   ------------
            TOTAL NET SALES                                $  7,981,687   $  6,614,032   $  6,005,245
                                                           ============   ============   ============

         OPERATING PROFIT
         Automotive Parts                                  $    396,871   $    343,629   $    325,188
         Industrial Parts                                       186,203        176,456        166,367
         Office Products                                        118,345        113,821        110,793
         Electrical/Electronic Materials                         23,343         12,030             --
                                                           ------------   ------------   ------------
            TOTAL OPERATING PROFIT                              724,762        645,936        602,348
                Interest Expense                                (41,487)       (20,096)       (13,365)
                Corporate Expense                               (35,324)       (32,186)       (26,943)
                Equity in Income from Investees                  (3,675)         3,329          6,730
                Goodwill Amortization                           (12,708)        (5,157)        (1,624)
                Minority Interests                               (3,501)        (2,709)        (1,546)
                                                           ------------   ------------   ------------
         INCOME BEFORE INCOME TAXES                        $    628,067   $    589,117   $    565,600
                                                           ============   ============   ============

         ASSETS
         Automotive Parts                                  $  2,034,417   $  1,966,774   $  1,623,644
         Industrial Parts                                       758,206        671,454        584,356
         Office Products                                        503,904        442,220        380,804
         Electrical/Electronic Materials                        174,258        147,074             --
         Corporate Assets                                        18,588         18,385         18,611
         Goodwill and Equity Investments                        440,299        354,473        146,948
                                                           ------------   ------------   ------------
         TOTAL ASSETS                                      $  3,929,672   $  3,600,380   $  2,754,363
                                                           ============   ============   ============

         NET SALES
         United States                                     $  7,345,707   $  6,535,020   $  5,977,012
         Canada                                                 585,504         79,012         28,233
         Mexico                                                  50,476             --             --
                                                           ------------   ------------   ------------
         TOTAL NET SALES                                   $  7,981,687   $  6,614,032   $  6,005,245
                                                           ============   ============   ============

         NET LONG-LIVED ASSETS
         United States                                     $    620,837   $    545,452   $    412,344
         Canada                                                 207,672        187,951          6,495
         Mexico                                                  25,333         15,338         15,767
                                                           ------------   ------------   ------------
         TOTAL NET LONG-LIVED ASSETS                       $    853,842   $    748,741   $    434,606
                                                           ============   ============   ============

(For additional information regarding segment data, see Page 24 of Annual Report to Shareholders for 1999.)

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

EMPLOYEES. As of December 31, 1999, the Company employed approximately 33,000 persons.

AUTOMOTIVE PARTS GROUP.

         The Automotive Parts Group, the largest division of the Company, distributes automotive replacement parts and accessory items. The Company is the largest member of the National Automotive Parts Association ("NAPA"), a voluntary trade association formed in 1925 to provide nationwide distribution of automotive parts. In addition to over 225,000 available part numbers, the Company, in conjunction with NAPA, offers complete inventory, accounting, cataloging, marketing, training and other programs in the automotive aftermarket. The Automotive Parts Group is working to develop additional channels of distribution through two separate, but coordinated, e-commerce initiatives in business-to-consumer and business-to-business markets.

         During 1999, the Company's Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores ("auto parts stores" or "NAPA AUTO PARTS stores") owned in the United States by Genuine Parts Company; automotive parts distribution centers and auto parts stores in western Canada owned and operated by UAP, a wholly owned subsidiary; auto parts stores in the United States operated by corporations in which Genuine Parts Company owned either a 51% or a 70% interest; distribution centers owned by Balkamp, Inc., a majority-owned subsidiary; rebuilding plants owned by the Company and operated by its Rayloc division; and automotive parts distribution centers and automotive parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. ("Auto Todo"), a company in which a wholly owned subsidiary of Genuine Parts Company owns a 73% interest.

         In January, 1999, the Company completed an addition to the Automotive Parts Group with the acquisition of Johnson Industries, Inc. ("Johnson"). Johnson, an independent distributor of ACDelco, Motorcraft, and other automotive supplies, was founded in 1924. During the year, Johnson Industries completed 3 acquisitions. In February 1999, Johnson acquired Uptown Auto Supply, a single branch distribution center in Chicago. Hunt Automotive, with 4 locations throughout California, was added in May 1999. Finally, L&D Enterprises, acquired in June 1999, added 4 distribution centers located in Kansas, Texas and Oklahoma. The Atlanta, Georgia based company has distribution facilities in ten cities throughout the U.S. Johnson stocks 50,000 SKU's and sells primarily to large fleets and new car dealers.

         On October 1, 1999, the Company acquired Brittain Brothers, Inc., a long-standing NAPA Distributor headquartered in Oklahoma City, Oklahoma. Serving approximately 178 independently owned NAPA Automotive Parts stores and 14 company owned stores in Oklahoma, Missouri, Arkansas and Texas, Brittain Brothers had annual sales of approximately $60 million. This acquisition provided the Company with the opportunity to develop in a geographical area not previously covered by the Company.

         On January 11, 2000, the Company purchased a 15% interest in Mitchell Repair Information ("MRIC"), a subsidiary of Snap-on Incorporated. MRIC is a leading diagnostic and repair information company with over 35,000 North American subscribers linked to its services and information databases. MRIC's core product, "Mitchell ON-DEMAND", is a premier electronic repair information source in the automotive aftermarket.

         The Company's NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes small engines and replacement parts for farm equipment and heavy duty equipment. The Company's inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company's domestic automotive operations purchase from more than 150 different suppliers, approximately 58% of 1999 automotive inventories were purchased from 10 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers, which has protected the Company from inventory obsolescence.

DISTRIBUTION SYSTEM. In 1999, Genuine Parts Company operated 62 domestic NAPA automotive parts distribution centers located in 38 states and approximately 750 domestic company-owned NAPA AUTO PARTS stores located in 43 states. At December 31, 1999, Genuine Parts Company owned a 51% interest in 81 corporations and a 70% interest in 14 corporations which operated 150 auto parts stores in 31 states.

         UAP, founded in 1926, is a Canadian leader in the distribution, marketing, and rebuilding of replacement parts and accessories for automobiles and trucks. UAP has annual sales of approximately $740 million Canadian ($500 million US) and employs approximately 4,950 people. UAP operates a network of 16 distribution centers supplying approximately 616 UAP/NAPA auto parts wholesalers. These include approximately 193 company owned stores, 28 joint venture or progressive owners, and approximately 395 independently owned stores. UAP supplies bannered installers and independent installers in all provinces of Canada, as well as networks of service stations and repair shops operating under the banners of national accounts. UAP is licensed to and uses the NAPA(R) name in Canada.

         In Mexico, Auto Todo owns and operates 12 distribution centers and 19 auto parts stores. Auto Todo is licensed to and uses the NAPA(R)name in Mexico.

         The Company's distribution centers serve approximately 5,000 independently owned NAPA AUTO PARTS stores located throughout the market areas served. NAPA AUTO PARTS stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, these independent automotive parts stores account for approximately 25% of the Company's total sales with no automotive parts store or group of automotive parts stores with individual or common ownership accounting for more than 0.3% of the total sales of the Company.

PRODUCTS. Distribution centers have access to over 225,000 different parts and related supply items. Each item is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers. Most orders are filled and shipped the same day as received. The majority of sales are on terms which require payment within 30 days of the statement date. The Company does not manufacture any of the products it distributes. The majority of products are distributed under the NAPA(R) name, a mark licensed to the Company by NAPA.

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

SEGMENT DATA. In the year ended December 31, 1999, sales from the Automotive Parts Group approximated 51% of the Company's net sales as compared to 49% in 1998 and 51% in 1997.

SERVICE TO NAPA AUTO PARTS STORES. The Company believes that the quality and the range of services provided to its automotive parts customers constitute a significant part of its automotive parts distribution system. Such services include fast and frequent delivery, obsolescence protection, parts cataloging (including the use of computerized NAPA AUTO PARTS catalogs) and stock adjustment through a continuing parts classification system which allows auto parts customers to return certain merchandise on a scheduled basis. The Company offers its NAPA AUTO PARTS store customers various management aids, marketing aids and service on topics such as inventory control, cost analysis, accounting procedures, group insurance and retirement benefit plans, marketing conferences and seminars, sales and advertising manuals and training programs. Point of sale/inventory management is available through TAMS(R) (Total Automotive Management Systems), a computer system designed and developed by the Company for the NAPA AUTO PARTS store.

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

NAPA. The Company is a member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive replacement parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose members in 1999 operated 69 distribution centers located throughout the United States, 62 of which were owned and operated by the Company. NAPA develops marketing concepts and programs that may be used by its members. It is not involved in the chain of distribution.

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

INDUSTRIAL PARTS GROUP.

         The Industrial Parts Group distributes industrial replacement parts and related supplies throughout the United States, Canada and Mexico. This Group distributes industrial bearings and power transmission equipment replacement parts, including hydraulic and pneumatic products, material handling components, agricultural and irrigation equipment and their related supplies. The Group is continuing to enhance their internet-based procurement solutions.

         In 1999, the Company distributed industrial parts in the United States through Motion Industries, Inc. ("Motion"), headquartered in Birmingham, Alabama. Motion is a wholly owned subsidiary of the Company. In Canada, industrial parts are distributed by another of Motion's operating divisions, Motion Industries (Canada), Inc. ["Motion (Canada)"], comprised of the former Oliver Industrial Supply Ltd. and Premier Industrial Division of UAP Inc., both wholly owned subsidiaries of Genuine Parts Holdings Ltd., which is a wholly owned subsidiary of the Company. Motion (Canada)'s service area includes seven provinces of Alberta, British Columbia, Manitoba, Newfoundland, Ontario, Quebec, and Saskatchewan. In Mexico, industrial parts are distributed by another operating division, Motion Industries (Mexico) ["Motion (Mexico)"], through a joint venture with power transmission specialist Refacciones Industriales de Mexico (RIMSA) located in Mexico City and a new branch in Juarez.

         In 1999 the Industrial Group expanded its Canadian operations through the acquisition of Lou's Bearings and Transmission LTD with five locations in Ontario; CHV Hydraulics with its respective nine locations in Canada, which includes the Air Max Division; and B.G.S. Bearings and Equipment LTD with four additional locations in Ontario. Motion Industries expanded its presence in Pennsylvania, Maryland, New Jersey, and New York with the January acquisition of Bush-Miller, Inc. with its five locations, and the September and October acquisitions of John M. Forster's mechanical power transmission division with three locations and Eastern Bearing Company with seven locations. Additionally, Motion opened 33 new branch locations throughout the United States, Canada and Mexico in 1999.

         As of December 31, 1999, the Group served more than 165,000 customers in all types of industries located throughout the United States, Mexico and Canada.

DISTRIBUTION SYSTEM. In North America, the Industrial Parts Group operates 499 locations including: seven distribution centers, three re-distribution centers, and 52 service centers for fluid power, electrical and special hose applications. The distribution centers stock and distribute more than 200,000 different items purchased from more than 250 different suppliers. The Group's re-distribution centers serve as collection points for excess inventory collected from its branches for re-distribution to those branches that need the inventory. Approximately 64% of 1999 total industrial purchases were made from 10 major suppliers. Sales are generated from the Group's branches located in 47 states, seven provinces in Canada, and two cities in Mexico. Each branch has warehouse facilities that stock significant amounts of inventory representative of the lines of products used by customers in the respective market area served.

       Motion (Canada) operates an industrial parts and agricultural supply distribution center for the 41 Canadian locations serving industrial and agricultural markets. Motion (Canada) also distributes irrigation systems and related supplies.

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

INTEGRATED SUPPLY. Motion's integrated supply solutions continued to gain momentum in 1999. Motion's integrated supply process not only reduces the costs associated with MRO (Maintenance, Repair and Operation) inventory management, but also enables the manufacturing customer to focus on its core competency, free working capital associated with inventories, improve service levels to end-users, and allow management to focus on more strategic concerns. Motion's integrated supply process analyzes a customer's current operation to develop integration goals and then provides solutions based on industry's accepted best practices.

SEGMENT DATA. In the year ended December 31, 1999, sales from the Company's Industrial Parts Group approximated 27% of the Company's net sales as compared to 31% in 1998 and 31% in 1997.

COMPETITION. The Industrial Parts Group competes with other distributors specializing in the distribution of such items, general line distributors and others who have developed or joined integrated supply programs. To a lesser extent, the Group competes with manufacturers that sell directly to the customer.

OFFICE PRODUCTS GROUP.

         The Office Products Group, operated through S. P. Richards Company ("S. P. Richards"), a wholly owned subsidiary of the Company, is headquartered in Atlanta, Georgia. S. P. Richards is engaged in the wholesale distribution of a broad line of office and other products which are used in the daily operation of businesses, schools, offices and institutions. Office products fall into the general categories of computer supplies, imaging supplies, office machines, general office supplies, janitorial supplies, breakroom supplies, and office furniture. Horizon USA Data Supplies, Inc., acquired by the Company in 1995, is a computer supplies distributor headquartered in Reno, Nevada. The Office Products Group is developing several web-based products to benefit resellers, manufacturers and consumers.

         In August 1998, the Company completed the purchase of the Canada based Norwestra Sales (1992), Inc. Norwestra, with its headquarters near Vancouver, British Columbia, services office product resellers throughout Western Canada. During 1999, the Company opened a second Norwestra branch in Toronto, Canada.

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

         The Office Products Group distributes more than 20,000 items to over 6,000 office supply dealers from 43 facilities located in 28 states and Western Canada. Approximately 59% of 1999 total office products purchases were made from 10 major suppliers.

         The Office Products Group sells to resellers of office products. Customers are offered comprehensive marketing programs, which include flyers, other promotional material and personalized product catalogs. The marketing programs are supported by all the Group's distribution centers which stock all cataloged products and have the capability to provide overnight delivery.

       While many recognized brand-name items are carried in inventory, S. P. Richards also markets items produced for it under its own SPARCO(R) brand name, as well as its NATURE SAVER(R) brand of recycled products, elite image(TM) printer supplies and CompuCessory(TM) brand of computer supplies and accessories.

SEGMENT DATA. In the year ended December 31, 1999, sales from the Company's Office Products Group approximated 15% of the Company's net sales as compared to 17% in 1998 and 18% in 1997.

COMPETITION. In the distribution of office supplies to retail dealers, S. P. Richards competes with many other wholesale distributors as well as with manufacturers of office products and large national retail chains.

ELECTRICAL/ELECTRONIC MATERIALS GROUP.

       The Electrical/Electronic Materials Group was formed on July 1, 1998 through the acquisition of EIS, Inc. ("EIS"). This Group distributes materials for the manufacture and repair of electrical and electronic apparatus. With branch locations in 38 cities nationwide and in Mexico, this Group stocks over 100,000 items, from insulating and conductive materials to assembly tools and test equipment. This Group also has three manufacturing facilities that provide custom fabricated parts and one manufacturing plant that produces printed circuit board drillroom products. The Electrical/Electronic Materials Group is an important single source to original equipment manufacturers, repair shops, the electronic assembly market, and printed circuit board manufacturers. EIS is developing a customizable internet ordering system for electronic assembly customers.

       In 1999, the Company distributed electrical materials through EIS, headquartered in Atlanta, Georgia. Electronic materials were distributed through EIS's operating divisions, Com-Kyl, headquartered in Fremont, CA, and Circuit Supply, headquartered in San Francisco, CA.

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

PRODUCTS. The Electrical/Electronic Materials Group distributes a wide variety of products to customers from over 400 vendors. Products include such items as magnet wire, copper clad laminate, conductive materials, insulating and shielding materials, assembly tools, test equipment, adhesives and chemicals, pressure sensitive tapes, solder, anti-static products, and thermal management products. To meet the prompt delivery demands of its customers, this Group maintains large inventories. The majority of sales are on open account. Approximately 67% of 1999 total Electrical/Electronic Materials Group purchases were made from 10 major suppliers.

INTEGRATED SUPPLY. The Electrical/Electronic Materials Group's integrated supply programs are expected to grow in 2000, as a greater number of customers--especially national accounts--are given the opportunity to participate in this low-cost, high-service capability. Over the past year, the Group developed AIMS (Advanced Inventory Management System), a totally integrated, highly automated solution for inventory management. This year AIMS will be added to the Group's Integrated Supply offering. This bar code driven system is a cost effective alternative to the traditional labor intensive inventory management process.

SEGMENT DATA. In the year ended December 31, 1999 sales from the Company's Electrical/Electronic Materials Group approximated 7% of the Company's sales, as compared to 3% in 1998.

COMPETITION. The Electrical/Electronic Materials Group competes with other distributors specializing in the distribution of electrical and electronic products, general line distributors, and, to a lesser extent, manufacturers that sell directly to customers.


                              * * * * * * * * * *

EXECUTIVE OFFICERS OF THE COMPANY. The table below sets forth the name and age of each person deemed to be an executive officer of the Company as of February 10, 2000, the position or office held by each and the period during which each has served as such. Each executive officer is elected by the Board of Directors and serves at the pleasure of the Board of Directors until his successor has been elected and has qualified, or until his earlier death, resignation, removal, retirement or disqualification.

                                                                                                 YEAR FIRST ASSUMED
NAME                         AGE    POSITION OF OFFICE                                                POSITION
----                         ---    ------------------                                                --------
Larry L. Prince               61    Chairman of the Board of Directors and                            1990/1989
                                    Chief Executive Officer
Thomas C. Gallagher           52    President and Chief Operating Officer                               1990
Robert J. Breci               64    Executive Vice President                                            1987
George W. Kalafut             65    Executive Vice President                                            1991
Jerry W. Nix                  54    Executive Vice President -- Finance *                               2000
Edward Van Stedum             50    Senior Vice President -- Human Resources                            1996

*    Also serves as the Company's Principal Financial and Accounting Officer.

       All executive officers have been employed by and have served as officers of the Company for at least the last five years.

ITEM 2.   PROPERTIES.

         The Company's headquarters are located in one of two adjacent office buildings owned by Genuine Parts Company in Atlanta, Georgia.

         The Company's Automotive Parts Group currently operates 62 NAPA Distribution Centers in the United States distributed among eight geographic divisions. Approximately 90% of the distribution center properties are owned by the Company. At December 31, 1999, the Company owned approximately 750 NAPA AUTO PARTS stores located in 43 states, and the Company owned either a 51% or 70% interest in 180 additional auto parts stores located in 31 states. Other than NAPA AUTO PARTS stores located within Company owned distribution centers, most of the automotive parts stores in which the Company has an ownership interest were operated in leased facilities. In addition, UAP operated 16 distribution centers and approximately 221 automotive parts stores in Canada. The Company's Automotive Parts Group also operates three Balkamp distribution centers and one redistribution center, five Rayloc rebuilding plants, and two transfer and shipping facilities.

         The Company's Industrial Parts Group, operating through Motion and Motion (Canada), operates 7 distribution centers, 3 redistribution centers, 52 service centers and 444 branches. Approximately 90% of these branches are operated in leased facilities.

         The Company's Office Products Group operates 41 facilities in the United States and 2 facilities in Canada distributed among the Group's five geographic divisions. Approximately 75% of these facilities are operated in leased buildings.

         The Company's Electrical/Electronic Materials Group operates in 38 cities in the United States and 2 cities in Mexico. All of this Group's 42 facilities are operated in leased buildings except three facilities, which are owned.

         For additional information regarding rental expense on leased properties, see "Note 5 of Notes to Consolidated Financial Statements" on Page 30 of Annual Report to Shareholders for the year ended December 31, 1999.

ITEM 3.   LEGAL PROCEEDINGS.

       Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

         Information required by this item is set forth under the heading "Market and Dividend Information" on Page 21 of Annual Report to Shareholders for the year ended December 31, 1999, and is incorporated herein by reference. The Company has made no unregistered sales of securities during the year ended December 31, 1999.

ITEM 6.   SELECTED FINANCIAL DATA.

         Information required by this item is set forth under the heading "Selected Financial Data" on Page 21 of Annual Report to Shareholders for the year ended December 31, 1999, and is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

         Information required by this item is set forth under the heading "Management's Discussion and Analysis" on Pages 22 and 23 of Annual Report to Shareholders for the year ended December 31, 1999, and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOVE MARKET RISK.

         The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 22 and 23 and presented under "Note 3 -- Credit Facilities" on Pages 29 and 30 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information required by this item is set forth in the consolidated financial statements on Pages 24 through 33, in "Report of Independent Auditors" on Page 20, and under the heading "Quarterly Results of Operations" on Page 23, of Annual Report to Shareholders for the year ended December 31, 1999, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required by this item is set forth under the headings "Nominees for Director" and "Members of the Board of Directors Continuing in Office" on Pages 2 and 3 of the definitive proxy statement for the Company's Annual Meeting to be held on April 17, 2000, and is incorporated herein by reference. Certain information about Executive Officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

         Information required by this item is set forth under the heading "Executive Compensation and Other Benefits" on Pages 8 through 10, and under the headings "Compensation Committee Interlocks and Insider Participation", "Compensation Pursuant to Plans" and "Termination of Employment and Change of Control Arrangements" on Pages 12 through 16 of the definitive proxy statement for the Company's Annual Meeting to be held on April 17, 2000, and is incorporated herein by reference. In no event shall the information contained in the definitive proxy statement for the Company's 2000 Annual Meeting on Pages 10 through 12 under the heading "Compensation and Stock Option Committee Report on Executive Compensation" or on Pages 17 and 18 under the heading "Performance Graph" be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required by this item is set forth under the headings "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership of Management" on Pages 5 through 7 of the definitive proxy statement for the Company's Annual Meeting to be held on April 17, 2000, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required by this item is set forth under the heading "Certain Relationships and Related Transactions" on Page 18 of the definitive proxy statement for the Company's 2000 Annual Meeting to be held on April 17, 2000, and is incorporated herein by reference.


PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

                  (3) The following Exhibits are filed as part of this report in Item 14(c):

                  Exhibit 3.1. Restated Articles of Incorporation of the Company, dated as of April 18, 1998, and as amended April 17, 1989 and amendments to the Restated Articles of Incorporation of the Company, dated as of November 20, 1989 and April 18, 1994. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 3, 1995.)

                  Exhibit 3.2 By-laws of the Company, as amended. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 3, 1995.)

                  Exhibit 4.1 Shareholder Protection Rights Agreement, dated as of November 15, 1999, between the Company and SunTrust Bank, Atlanta, as Rights Agent. (Incorporated herein by reference from the Company's Report on Form 8-K, dated November 15, 1999.)

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

                  Exhibit 10.19 *   Amendment No. 4-A to the Genuine Parts
                                    Company Pension Plan, dated August 29,
                                    1997, effective January 1, 1996.
                                    (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated
                                    March 10, 1998.)

                  Exhibit 10.20 *   Amendment No. 5 to the Genuine Parts
                                    Company Pension Plan, dated August 7, 1997.
                                    (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated
                                    March 10, 1998.)

                  Exhibit 10.21 *   Amendment No. 6 to the Genuine Parts
                                    Company Pension Plan, dated October 6,
                                    1997, effective January 1, 1997.
                                    (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated
                                    March 10, 1998.)

                  Exhibit 10.22 *   Amendment No. 3 to the Genuine Partnership
                                    Plan, dated August 7, 1997. (Incorporated herein by reference from the Company's
                                    Annual Report on Form 10-K, dated March 10,
                                    1998.)

                  Exhibit 10.23 *   Amendment No. 3 to the Genuine Parts
                                    Company Supplemental Retirement Plan, dated
                                    August 29, 1997, effective August 15, 1997.
                                    (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated
                                    March 10, 1998.)

                  Exhibit 10.24 *   Genuine Parts Company Death Benefit Plan,
                                    effective July 15, 1997. (Incorporated
                                    herein by reference from the Company's
                                    Annual Report on Form 10-K, dated March 10,
                                    1998.)

                  Exhibit 10.25 *   Amendment No. 4 to the Genuine Partnership
                                    Plan, dated August 19, 1998, effective
                                    January 1, 1998. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 10, 1999.)

                  Exhibit 10.26 *   Amendment No. 5 to the Genuine Partnership
                                    Plan, dated December 7, 1998, effective
                                    January 1, 1999. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 10, 1999.)

                  Exhibit 10.27 *   Amendment No. 6 to the Genuine Partnership
                                    Plan, dated December 7, 1998, effective
                                    January 1, 1994. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 10, 1999.)

                  Exhibit 10.28 *   Amendment No. 7 to the Genuine Parts
                                    Company Pension Plan, dated August 19,
                                    1998, effective January 1, 1998.
                                    (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated
                                    March 10, 1999.)

                  Exhibit 10.29 *   Genuine Parts Company 1999 Long-Term
                                    Incentive Plan. (Incorporated herein by
                                    reference from the Company's Annual Report on Form 10-K, dated March 10, 1999.)

                  Exhibit 10.30 *   Genuine Parts Company 1999 Annual Incentive
                                    Bonus Plan, effective April 19, 1995.
                                    (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated
                                    March 10, 1999.)

                  Exhibit 10.31 *   Restricted Stock Agreement dated February
                                    25, 1999, between the Company and Larry L.
                                    Prince. (Incorporated herein by reference from the Company's Form 10-Q, dated May 3,
                                    1999.)

                  Exhibit 10.32 *   Restricted Stock Agreement dated February
                                    25, 1999, between the Company and Thomas C.
                                    Gallagher. (Incorporated herein by
                                    reference from the Company's Form 10-Q,
                                    dated May 3, 1999.)

                  Exhibit 10.33 *   Amendment No. 8 to the Genuine Parts
                                    Company Pension Plan, dated January 26,
                                    1999, effective September 30, 1998.

                  Exhibit 10.34 *   Amendment No. 9 to the Genuine Parts
                                    Company Pension Plan, dated December 30,
                                    1999, effective January 1, 1989; December
                                    31, 1999; and January 1, 2000.

                  Exhibit 10.35 *   Amendment to the Genuine Parts Company 1992
                                    Stock Option and Incentive Plan, dated
                                    April 19, 1999, effective April 19, 1999.

                  Exhibit 10.36 *   Amendment to the Genuine Parts Company
                                    Tax-Deferred Savings Plan, dated April 19,
                                    1999, effective April 19, 1999.

                  Exhibit 10.37 *   Amendment to the Genuine Parts Company
                                    Original Deferred Compensation Plan, dated
                                    April 19, 1999, effective April 19, 1999.

                  Exhibit 10.38 *   Amendment to the Genuine Parts Company
                                    Directors' Deferred Compensation Plan,
                                    dated April 19, 1999, effective April 19,
                                    1999.

                  Exhibit 10.39 *   Amendment to the Genuine Parts Company
                                    Supplemental Retirement Plan, dated April
                                    19, 1999, effective April 19, 1999.

                  Exhibit 10.40 *   Amendment No. 7 to the Genuine Partnership
                                    Plan, dated January 26, 1999, effective
                                    January 1, 1999.

                  Exhibit 10.41 *   Amendment No. 8 to the Genuine Partnership
                                    Plan, dated February 4, 1999, effective
                                    January 1, 1999.

                  Exhibit 10.42 *   Amendment No. 9 to the Genuine Partnership
                                    Plan, dated April 5, 1999, effective April
                                    1, 1999.

                  Exhibit 10.43 *   Amendment No. 10 to the Genuine Partnership
                                    Plan, dated December 30, 1999, effective
                                    November 30, 1999.



                * Indicates executive compensation plans and arrangements.

                  Exhibit 13 The following sections and pages of the 1999 Annual Report to Shareholders:

                                    - Selected Financial Data on Page 21
                                    - Market and Dividend Information on Page
                                      21
                                    - Management's Discussion and Analysis on
                                      Pages 22-23
                                    - Quarterly Results of Operations on Page
                                      23
                                    - Segment Data on Page 24
                                    - Report of Independent Auditors on Page 20
                                    - Consolidated Financial Statements and
                                      Notes to Consolidated Financial Statements on Pages 25-33.

                  Exhibit 21        Subsidiaries of the Company

                  Exhibit 23        Consent of Independent Auditors

                  Exhibit 27        Financial Data Schedule

         (b) Reports on Form 8-K. The Company filed a Report on Form 8-K, dated November 15, 1999, reporting under Item 5 and Item 7 thereof certain information to describe the approval, by the Board of Directors, of a Shareholders' Rights Plan replacing a similar plan adopted in 1989, which expired on November 20, 1999. A full copy of the Shareholder Protection Rights Agreement, dated November 15, 1999 between Genuine Parts Company and SunTrust Bank, Atlanta, as Rights Agent, was included under Item 7 of the Form 8-K. The adoption of this plan was disclosed in a press release dated November 15, 1999, which was also included under Item 7 of the Form 8-K.

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


GENUINE PARTS COMPANY


  /S/ LARRY L. PRINCE              3/10/00       /S/ JERRY W. NIX                          3/10/00
-------------------------------------------    ---------------------------------------------------
LARRY L. PRINCE                    (Date)       JERRY W. NIX                               (Date)
Chairman of the Board                           Executive Vice President - Finance
and Chief Executive Officer                     (Principal Financial and Accounting Officer)

       Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  /S/ RICHARD W. COURTS II              2/21/00       /S/ BRADLEY CURREY, JR.                  2/21/00
-------------------------------------------------   ----------------------------------------------------
RICHARD W. COURTS II                    (Date)      BRADLEY CURREY, JR.                        (Date)
Director                                            Director



  /S/ JEAN DOUVILLE                     2/21/00       /S/ ROBERT P. FORRESTAL                  2/21/00
-------------------------------------------------   ----------------------------------------------------
JEAN DOUVILLE                           (Date)      ROBERT P. FORRESTAL                        (Date)
Director                                            Director



  /S/ THOMAS C. GALLAGHER               2/21/00       /S/ STEPHEN R. KENDALL                   2/21/00
-------------------------------------------------   ----------------------------------------------------
THOMAS C. GALLAGHER                     (Date)      STEPHEN R. KENDALL                         (Date)
Director                                            Director
President and Chief Operating Officer



  /S/ J. HICKS LANIER                   2/21/00       /S/ LARRY L. PRINCE                      2/21/00
-------------------------------------------------   ----------------------------------------------------
J. HICKS LANIER                                     LARRY L. PRINCE                            (Date)
Director                                            Director
                                                    Chairman of the Board and Chief Executive Officer



  /S/ ALANA S. SHEPHERD                 2/21/00       /S/ LAWRENCE G. STEINER                  2/21/00
-------------------------------------------------   ----------------------------------------------------
ALANA S. SHEPHERD                       (Date)      LAWRENCE G. STEINER                        (Date)
Director                                            Director



  /S/ JAMES B. WILLIAMS                 2/21/00
-------------------------------------------------
JAMES B. WILLIAMS                       (Date)
Director

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(A)(1) AND (2), (C) AND (D)

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1999

                             GENUINE PARTS COMPANY

                                ATLANTA, GEORGIA

Form 10-K - Item 14(a)(1) and (2)

Genuine Parts Company and Subsidiaries

Index of Financial Statements



The following consolidated financial statements of Genuine Parts Company and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1999, are incorporated by reference in Item 8:

         Consolidated balance sheets - December 31, 1999 and 1998

         Consolidated statements of income - Years ended December 31, 1999, 1998, and 1997

         Consolidated statements of cash flows - Years ended December 31, 1999, 1998 and 1997

         Notes to consolidated financial statements - December 31, 1999

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

                           ANNUAL REPORT ON FORM 10-K

                                 ITEM 14(A)(3)

                                LIST OF EXHIBITS


The following Exhibits are filed as a part of this Report:

10.33* Amendment No. 8 to the Genuine Parts Company Pension Plan, dated January 26, 1999, effective September 30, 1998.

10.34* Amendment No. 9 to the Genuine Parts Company Pension Plan, dated December 30, 1999, effective January 1, 1989; December 31, 1999; and January 1, 2000.

10.35* Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated April 19, 1999, effective April 19, 1999.

10.36* Amendment to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999.

10.37* Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999.

10.38* Amendment to the Genuine Parts Company Directors' Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999.

10.39* Amendment to the Genuine Parts Company Supplemental Retirement Plan, dated April 19, 1999, effective April 19, 1999.

10.40* Amendment No. 7 to the Genuine Partnership Plan, dated January 26, 1999, effective January 1, 1999.

10.41* Amendment No. 8 to the Genuine Partnership Plan, dated February 4, 1999, effective January 1, 1999.

10.42* Amendment No. 9 to the Genuine Partnership Plan, dated April 5, 1999, effective April 1, 1999.

10.43* Amendment No. 10 to the Genuine Partnership Plan, dated December 30, 1999, effective November 30, 1999.

13       The following Sections and Pages of Annual Report to Shareholders for
         1999:

         -    Selected Financial Data on Page 21
         -    Market and Dividend Information on Page 21
         -    Management's Discussion and Analysis on Pages 22 and 23
         -    Quarterly Results of Operations on Page 23
         -    Segment Data on Page 24
         -    Report of Independent Auditors on Page 20
         - Consolidated Financial Statements and Notes to Consolidated Financial Statements on Pages 24-33

21       Subsidiaries of the Company

23       Consent of Independent Auditors

27       Financial Data Schedule (for SEC use only.)

The following Exhibits are incorporated by reference as set forth in Item 14 on pages 11-14 of this Form 10-K:

         - 3.1 Restated Articles of Incorporation of the Company, dated as of April 18, 1988, and as amended April 17, 1989 and amendments to the Restated Articles of Incorporation of the Company, dated as of November 20, 1989 and April 18, 1994.

         - 3.2    By-laws of the Company, as amended.

         - 4.1 Shareholder Protection Rights Agreement, dated as of November 15, 1999, between the Company and SunTrust Bank, Atlanta, as Rights Agent.

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

         - 10.21* Amendment No. 6 to the Genuine Parts Company Pension Plan, dated October 6, 1997, effective January 1, 1997.

         - 10.22* Amendment No. 3 to the Genuine Partnership Plan, dated August 7, 1997.

         - 10.23* Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, dated August 29, 1997, effective August 15, 1997.

         - 10.24* Genuine Parts Company Death Benefit Plan, effective July 15, 1997.

         - 10.25* Amendment No. 4 to the Genuine Partnership Plan, dated August 19, 1998, effective January 1, 1998.

         - 10.26* Amendment No. 5 to the Genuine Partnership Plan, dated December 7, 1998, effective January 1, 1999.

         - 10.27* Amendment No. 6 to the Genuine Partnership Plan, dated December 7, 1998, effective January 1, 1994.

         - 10.28* Amendment No. 7 to the Genuine Parts Company Pension Plan, dated August 19, 1998, effective January 1, 1998.

         - 10.29* Genuine Parts Company 1999 Long-Term Incentive Plan.

         - 10.30* Genuine Parts Company 1999 Annual Incentive Bonus Plan.

         - 10.31* Restricted Stock Agreement dated February 25, 1999, between the Company and Larry L. Prince.

         - 10.32* Restricted Stock Agreement dated February 25, 1999, between the Company and Thomas C. Gallagher.



             *      Indicates executive compensation plans and arrangements.

Annual Report on Form 10-K
Item 14(d)
Financial Statement Schedule II - Valuation and Qualifying Accounts Genuine Parts Company and Subsidiaries

                                                    Balance at     Charged                                           Balance at
                                                    Beginning      to Costs          Other                              End
                                                    of Period    and Expenses     Additions(1)       Deductions(2)   of Period
                                                    ----------   ------------     ------------       -------------   ----------

     Year ended December 31, 1997:
        Reserves and allowances deducted from
        asset accounts:
           Allowance for uncollectible accounts    $1,771,181    $ 8,311,045    $        --       $ (8,233,116)(2)  $1,849,110

     Year ended December 31, 1998:
        Reserves and allowances deducted from
        asset accounts:
           Allowance for uncollectible accounts     1,849,110      7,484,733      3,499,025(1)      (7,813,966)(2)   5,018,902

     Year ended December 31, 1999:
        Reserves and allowances deducted from
        asset accounts:
           Allowance for uncollectible accounts    $5,018,902    $14,402,137    $ 1,479,685(1)    $(13,972,115)(2)  $6,928,609



---------------------
(1) Allowance for uncollectible accounts related to significant acquisitions.
(2) Uncollectible accounts written off, net of recoveries.