Form 10-Q
period 2000-03-31
GENUINE PARTS CO
filed 2000-04-28
CIK 40987

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the Quarterly Period Ended March 31, 2000      Commission File Number 1-5690
                               --------------                             ------


                              GENUINE PARTS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 GEORGIA                                          58-0254510
     -------------------------------                         -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)


2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA                             30339
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code              (770) 953-1700
                                                                --------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes [X]    No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (the close of the period covered by this report).


                                   176,857,299
                            ------------------------
                            (Shares of Common Stock)

================================================================================

PART 1 - Financial Information
Item 1 - Financial Statements

                     GENUINE PARTS COMPANY and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS                                            Mar. 31,          Dec. 31,
                                                                                       2000              1999
                                                                                   -----------       -----------
                                                                                   (Unaudited)
                                                                                          (in thousands)
CURRENT ASSETS

Cash and cash equivalents ...................................................      $    80,459       $    45,735

Trade accounts receivable, less allowance
for doubtful accounts (2000 - $9,546; 1999 - $6,929) ........................        1,108,076         1,006,663

Inventories - at lower of cost (substantially last-in,
first-out method) or market .................................................        1,743,235         1,771,789

Prepaid and other current accounts ..........................................           55,532            71,016
                                                                                   -----------       -----------

         TOTAL CURRENT ASSETS ...............................................        2,987,302         2,895,203

Goodwill, less accumulated amortization (2000 - $29,100; 1999 - $25,286) ....          436,957           440,299

Other assets ................................................................          228,644           180,627

Total property, plant and equipment, less allowance
for depreciation (2000 - $409,648; 1999 - $403,021) .........................          411,092           413,543
                                                                                   -----------       -----------

                                                                                   $ 4,063,995       $ 3,929,672
                                                                                   ===========       ===========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable ............................................................      $   626,063       $   581,010

Current portion long-term debt and other borrowings .........................          168,345           133,056

Income taxes ................................................................           54,039            28,032

Dividends payable ...........................................................           48,410            45,355

Other current liabilities ...................................................           92,722           128,559
                                                                                   -----------       -----------

         TOTAL CURRENT LIABILITIES ..........................................          989,579           916,012

Long-term debt ..............................................................          723,995           702,417

Deferred income taxes .......................................................           96,931            87,466

Minority interests in subsidiaries ..........................................           44,358            46,260

SHAREHOLDERS' EQUITY

Stated capital:
    Preferred Stock, par value - $1 per share
       Authorized - 10,000,000 shares - None Issued .........................              -0-               -0-
    Common Stock, par value - $1 per share
       Authorized - 450,000,000 shares
       Issued - 2000 - 176,857,299; 1999 - 177,275,602 ......................          176,857           177,276

Additional paid-in capital ..................................................                                -0-

Accumulated other comprehensive income ......................................          (10,386)           (6,857)

Retained earnings ...........................................................        2,042,661         2,007,098
                                                                                   -----------       -----------

         TOTAL SHAREHOLDERS' EQUITY .........................................        2,209,132         2,177,517
                                                                                   -----------       -----------

                                                                                   $ 4,063,995       $ 3,929,672
                                                                                   ===========       ===========




See notes to condensed consolidated financial statements.

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                                                     Three Months Ended March 31,
                                                                                   -------------------------------

                                                                                      2000                  1999
                                                                                   ----------            ----------

                                                                                  (000 omitted except per share data)
Net sales .............................................................            $2,078,004            $1,901,357
Cost of goods sold ....................................................             1,490,050             1,350,467
                                                                                   ----------            ----------
                                                                                      587,954               550,890
Selling, administrative & other expenses ..............................               435,225               408,396
                                                                                   ----------            ----------

Income before income taxes ............................................               152,729               142,494
Income taxes ..........................................................                61,000                56,428
                                                                                   ----------            ----------

NET INCOME ............................................................            $   91,729            $   86,066
                                                                                   ==========            ==========

Basic net income per common share .....................................            $      .52            $      .48
                                                                                   ==========            ==========

Diluted net income per common share ...................................            $      .52            $      .48
                                                                                   ==========            ==========

Dividends declared per common share ...................................            $     .275            $      .26
                                                                                   ==========            ==========

Average common shares outstanding .....................................               176,774               179,784

Dilutive effect of stock options and non-vested restricted stock awards                   300                   508
                                                                                   ----------            ----------

Average common shares outstanding - assuming dilution .................               177,074               180,292
                                                                                   ==========            ==========

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                            Three Months
                                                                           Ended Mar. 31,
                                                                     ---------------------------

                                                                            (000 omitted)

                                                                       2000               1999
                                                                     --------          ---------
OPERATING ACTIVITIES:
   Net income ..............................................         $ 91,729          $  86,066
   Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation and amortization .........................           23,824             22,740
     Other .................................................            2,424              2,534
     Changes in operating assets and liabilities ...........          (22,923)           (36,142)
                                                                     --------          ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES ..................           95,054             75,198

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ...............          (19,897)           (20,376)
   Acquisitions of businesses and other investing activities          (29,484)           (85,669)
                                                                     --------          ---------

NET CASH USED IN INVESTING ACTIVITIES ......................          (49,381)          (106,045)

FINANCING ACTIVITIES:
   Proceeds from credit facilities, net of payments ........           56,866            186,141
   Dividends paid ..........................................          (45,489)           (44,776)
   Purchase of stock .......................................          (22,326)           (46,693)
                                                                     --------          ---------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ........          (10,949)            94,672
                                                                     --------          ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..................           34,724             63,825

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........           45,735             84,972
                                                                     --------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................         $ 80,459          $ 148,797
                                                                     ========          =========




See notes to condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results for the entire year.

Note B - Segment Information


                                             THREE MONTH PERIOD ENDED MARCH 31
                                                   2000                1999
                                             ---------------------------------
                                                    (In thousands)
Net sales:
     Automotive                                $1,005,310           $941,350
     Industrial                                   594,348            522,503
     Office products                              337,584            310,003
     Electrical/electronic materials              140,762            127,501
                                            ---------------------------------
        Total net sales                        $2,078,004         $1,901,357
                                            =================================

Operating profit:
     Automotive                                   $88,270            $83,593
     Industrial                                    49,814             43,855
     Office products                               38,073             34,983
     Electrical/electronic materials                6,333              5,640
                                            ---------------------------------
        Total operating profit                    182,490            168,071
Interest expense                                  (15,160)           (12,443)
Other, net                                        (14,601)           (13,134)
                                            ---------------------------------
        Income before income taxes               $152,729           $142,494
                                            =================================

Note C - Comprehensive Income

Total comprehensive income was $88,200,000 and $86,848,000 for the three month periods ended March 31, 2000 and 1999, respectively.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Genuine Parts Company (the "Company") reported record sales and earnings in the first quarter of 2000. Sales for the quarter were $2.1 billion, up 9% over the same period in 1999. Net income in the quarter advanced 7% to $91.7 million. On a per-share diluted basis, net income in the quarter was 52 cents versus 48 cents in the same quarter of the prior year, an increase of 8%.

Sales for the Automotive Parts Group increased 7% for the quarter. The sales increase is attributed to unit share gain, improved market conditions and the impact of acquisitions. Sales for the Industrial Parts Group increased 14% for the quarter reflecting continued geographic expansion through acquisitions and opening new branches. The Office Products Group was up 9% for the quarter reflecting increased product offerings, new marketing programs and an expanded customer base. Sales for EIS, the Electrical/Electronic Materials Group, increased 10% for the quarter due to the impact of acquisitions and moderate improvement in the electronic industry. Cost of goods sold increased slightly as a percentage of net sales compared to the same quarter of the prior year as a result of the Company's recent acquisitions that have lower gross margins due to industry or geographic differences. Selling, administrative and other expenses increased 7% for the quarter and the percentage of selling, administrative and other expenses to net sales decreased slightly, reflecting increased focus on operating margin efficiencies.

The ratio of current assets to current liabilities is 3.0 to 1 and the Company's cash position is good.

Forward-Looking Statements:

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in our Company's filings with the Securities and Exchange Commission and in our reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to revenue, market share and net income growth, or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. There are many factors which could cause actual results to differ materially from those anticipated by statements made herein. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company's products and services, the ability to maintain favorable supplier arrangements and relationships, competitive product and pricing pressures, the effectiveness of the Company's promotional, marketing and advertising programs, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as other risks and uncertainties discussed from time to time in the Company's filings with the Securities and Exchange Commission.

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

           Exhibit 3.2 Bylaws of the Company, as amended (incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 5, 1993).

           Exhibit 27      Financial Data Schedule (for SEC use only).


     (b) No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2000.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Genuine Parts Company
                                            (Registrant)


Date  April 28, 2000                        /s/ Jerry Nix
      --------------                        -----------------------------------
                                            Jerry W. Nix
                                            Executive Vice President - Finance
                                            (Principal Financial and Accounting
                                            Officer)