Form 10-Q
period 2000-06-30
GENUINE PARTS CO
filed 2000-07-31
CIK 40987

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   -----------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended June 30, 2000      Commission File Number 1-5690



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




                                   174,954,362
                                   -----------
                            (Shares of Common Stock)

PART I - Financial Information
Item 1 - Financial Statements


                     GENUINE PARTS COMPANY and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS                                         June 30,              Dec. 31,
                                                                                         2000                  1999
                                                                                       --------             ---------
                                                                                      (Unaudited)
                                                                                                (in thousands)
CURRENT ASSETS

Cash and cash equivalents ..................................................          $    53,224           $    45,735

Trade accounts receivable, less allowance
 for doubtful accounts (2000 - $12,520; 1999 - $6,929) .....................            1,122,953             1,006,663

Inventories - at lower of cost (substantially last-in,
first-out method) or market ................................................            1,733,618             1,771,789

Prepaid and other current accounts .........................................               42,255                71,016
                                                                                      -----------           -----------

         TOTAL CURRENT ASSETS ..............................................            2,952,050             2,895,203

Goodwill, less accumulated amortization (2000 - $32,267; 1999 - $25,286) ...              432,200               440,299

Other assets ...............................................................              228,629               180,627

Total property, plant and equipment, less allowance
for depreciation (2000 - $419,074; 1999 - $403,021) ........................              408,754               413,543
                                                                                      -----------           -----------
                                                                                      $ 4,021,633           $ 3,929,672
                                                                                      ===========           ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable ...........................................................          $   663,024           $   581,010

Current portion of long-term debt and other borrowings .....................              170,304               133,056

Income taxes ...............................................................               18,553                28,032

Dividends payable ..........................................................               48,599                45,355

Other current liabilities ..................................................               76,453               128,559
                                                                                      -----------           -----------

         TOTAL CURRENT LIABILITIES .........................................              976,933               916,012

Long-term debt .............................................................              699,813               702,417

Deferred income taxes ......................................................               87,466                87,466

Minority interests in subsidiaries .........................................               44,251                46,260

SHAREHOLDERS' EQUITY

Stated capital:
    Preferred Stock, par value - $1 per share
       Authorized - 10,000,000 shares - None Issued ........................                  -0-                   -0-
    Common Stock, par value - $1 per share
       Authorized - 450,000,000 shares
       Issued - 2000 - 174,954,362; 1999 - 177,275,602 .....................              174,954               177,276

Additional paid-in capital .................................................                  -0-                   -0-

Accumulated other comprehensive income .....................................              (10,119)               (6,857)

Retained earnings ..........................................................            2,048,335             2,007,098
                                                                                      -----------           -----------

         TOTAL SHAREHOLDERS' EQUITY ........................................            2,213,170             2,177,517
                                                                                      -----------           -----------

                                                                                      $ 4,021,633           $ 3,929,672
                                                                                      ===========           ===========


See notes to condensed consolidated financial statements.

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                              Three Months Ended June 30,     Six Months Ended June 30,
                                              ---------------------------     -------------------------
                                                2000              1999           2000            1999
                                              ----------      ----------      ----------      ----------
                                                          (000 omitted except per share data)
Net sales ..............................      $2,135,502      $2,022,894      $4,213,506      $3,924,251
Cost of goods sold .....................       1,518,599       1,432,837       3,008,649       2,783,304
                                              ----------      ----------      ----------      ----------
                                                 616,903         590,057       1,204,857       1,140,947
Selling, administrative & other expenses         456,076         436,798         891,301         845,194
                                              ----------      ----------      ----------      ----------

Income before income taxes .............         160,827         153,259         313,556         295,753
Income taxes ...........................          64,234          60,690         125,234         117,118
                                              ----------      ----------      ----------      ----------

NET INCOME .............................      $   96,593      $   92,569      $  188,322      $  178,635
                                              ==========      ==========      ==========      ==========



Basic net income per common share ......      $      .55      $      .52      $     1.07      $     1.00
                                              ==========      ==========      ==========      ==========

Diluted net income per common share ....      $      .55      $      .52      $     1.06      $      .99
                                              ==========      ==========      ==========      ==========

Dividends declared per common share ....      $     .275      $      .26      $      .55      $      .52
                                              ==========      ==========      ==========      ==========



Average common shares outstanding ......         176,340         179,032         176,557         179,458

Dilutive effect of stock options and
   non-vested restricted stock awards ..             369             557             317             563
                                              ----------      ----------      ----------      ----------

Average common shares outstanding,
   assuming dilution ...................         176,709         179,589         176,874         180,021
                                              ==========      ==========      ==========      ==========


See notes to condensed consolidated financial statements.

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                          Six Months
                                                                                                        Ended June 30,
                                                                                                  ---------------------------
                                                                                                         (000 omitted)

                                                                                                     2000              1999
                                                                                                  ---------         ---------
OPERATING ACTIVITIES:
   Net income ............................................................................        $ 188,322         $ 178,635
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .......................................................           47,374            42,798
     Other ...............................................................................             (829)             (446)
     Changes in operating assets and liabilities .........................................          (29,162)          (19,509)
                                                                                                  ---------         ---------


NET CASH PROVIDED BY OPERATING ACTIVITIES ................................................          205,705           201,478

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment .............................................          (34,388)          (38,325)
   Acquisitions of businesses and other investing activities .............................          (37,155)         (103,858)
                                                                                                  ---------         ---------

NET CASH USED IN INVESTING ACTIVITIES ....................................................          (71,543)         (142,183)

FINANCING ACTIVITIES:
   Proceeds from credit facilities, net of payments ......................................           34,644           111,264
   Dividends paid ........................................................................          (94,795)          (91,195)
   Purchase of stock .....................................................................          (66,522)          (51,104)
                                                                                                  ---------         ---------

NET CASH USED IN FINANCING ACTIVITIES ....................................................         (126,673)          (31,035)
                                                                                                  ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................................................            7,489            28,260

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................................           45,735            84,972
                                                                                                  ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................................        $  53,224         $ 113,232
                                                                                                  =========         =========


See notes to condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of results for the entire year.

Note B - Segment Information

                                            Three month period ended June 30,       Six month period ended June 30,
                                                2000                1999                2000                 1999
                                            ---------------------------------       -------------------------------
Net sales:
     Automotive                             $ 1,085,836         $ 1,058,482         $ 2,091,146         $ 1,999,832
     Industrial                                 590,416             543,792           1,184,764           1,066,295
     Office Products                            319,450             290,491             657,034             600,494
     Electrical/Electronic Materials            139,800             130,129             280,562             257,630
                                            -------------------------------         -------------------------------
         Total net sales                    $ 2,135,502         $ 2,022,894         $ 4,213,506         $ 3,924,251
                                            ===============================         ===============================

Operating profit:
     Automotive                             $   107,712         $   107,947         $   195,982         $   191,540
     Industrial                                  48,028              43,797              97,842              87,652
     Office Products                             28,040              24,868              66,113              59,851
     Electrical/Electronic Materials              6,938               5,740              13,271              11,380
                                            -------------------------------         -------------------------------
         Total operating profit                 190,718             182,352             373,208             350,423
     Interest expense                           (16,023)            (13,375)            (31,182)            (25,818)
     Other, net                                 (13,868)            (15,718)            (28,470)            (28,852)
                                            -------------------------------         -------------------------------
         Income before income taxes         $   160,827         $   153,259         $   313,556         $   295,753
                                            ===============================         ===============================


Note C - Comprehensive Income

Total comprehensive income was $185,060,000 and $184,951,000 for the six month periods ended June 30, 2000 and 1999, respectively.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Genuine Parts Company (the "Company") reported record sales and earnings in the second quarter of 2000. Sales for the quarter were $2.1 billion, up 6% over the same period in 1999. Net income in the quarter advanced 4% to $96.6 million. On a per-share diluted basis, net income in the quarter was $.55 versus $.52 in the same quarter of the prior year, an increase of 6%.

For the six months ended June 30, 2000, sales totaled $4.2 billion, up 7% over the first half of 1999, while net income was $188.3 million, an increase of 5%. Diluted earnings per share were $1.06 for the first six months of 2000 and $.99 for the same period in 1999, an increase of 7%.

Sales for the Automotive Parts Group increased 3% for the quarter. The sales increase is reflective of the general softness in the automotive aftermarket. Sales for the Industrial Parts Group increased 9% for the quarter reflecting continued improvement in the overall industrial market and industrial production. The Office Products Group was up 10% for the quarter reflecting unit share gain, increased product offerings and enhanced marketing programs. The Electrical/Electronic Materials Group increased sales by 7%, reflecting increased market share and continued emphasis on sales growth. Cost of goods sold increased slightly as a percentage of net sales compared to the same quarter of the prior year. Selling, administrative and other expenses increased 4% for the quarter and the percentage of selling, administrative and other expenses to net sales decreased slightly, reflecting improved operating efficiencies.

The ratio of current assets to current liabilities remains very good at 3.02 to 1 and the Company's cash position is good.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in our Company's filings with the Securities and Exchange Commission and in our reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to revenue, market share and net income growth, or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. There are many factors which could cause actual results to differ materially from those anticipated by statements made herein. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company's products and services, the ability to maintain favorable supplier arrangements and relationships, competitive product and pricing pressures, the effectiveness of the Company's promotional, marketing and advertising programs, electronic marketing, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as other risks and uncertainties discussed from time to time in the Company's filings with the Securities and Exchange Commission.


PART II - OTHER INFORMATION

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 Annual Meeting of Shareholders of the Company was held on April 17, 2000, pursuant to notice given to shareholders of record on February 10, 2000, at which date there were 176,801,292 shares of Common Stock outstanding. At the Annual Meeting, the shareholders elected three Class II directors with terms to expire at the 2003 Annual Meeting. As to the following named individuals, the holders of 152,815,193 shares of the Company's Common Stock voted as follows:

         Class II                              For                   Withhold Authority
         --------                              ---                   ------------------
         Richard W. Courts, II              148,940,716                  3,874,477
         Larry L. Prince                    148,950,941                  3,864,252
         James B. Williams                  148,305,028                  4,510,165

The following individuals' term of office as a director continued after the Annual Meeting:

         Class II                                    Class III
         --------                                    ---------
         Bradley Currey, Jr.                         Jean Douville
         Robert P. Forrestal                         J. Hicks Lanier
         Thomas C. Gallagher                         Alana S. Shepherd
         Lawrence G. Steiner                         Stephen R. Kendall

The shareholders also ratified the selection of Ernst & Young LLP as independent auditors of the Company for 2000. The holders of 150,511,087 shares of Common Stock voted in favor of the ratification, holders of 1,806,439 shares voted against, holders of 497,667 shares abstained, and there were no broker non-votes.

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

         Exhibit 3.2 Bylaws of the Company, as amended (incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 5, 1993).

         Exhibit 27   Financial Data Schedule (for SEC use only).

     (b) No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Genuine Parts Company
                                 -------------------------------------------
                                 (Registrant)


Date   July 31, 2000                        /s/ Jerry W. Nix
       -------------             -------------------------------------------
                                 Jerry W. Nix
                                 Executive Vice President - Finance
                                 (Principal Financial and Accounting Officer)