Form 10-Q
period 2000-09-30
GENUINE PARTS CO
filed 2000-10-30
CIK 40987

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended September 30, 2000     Commission File Number 1-5690
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

                                   173,076,735
                                   -----------
                            (Shares of Common Stock)

================================================================================

                                                                       FORM 10-Q
PART I - Financial Information
Item 1 - Financial Statements

                     GENUINE PARTS COMPANY and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      Sept. 30,         Dec. 31,
                                                                                         2000             1999
                                                                                     ------------     ------------
                                                                                     (Unaudited)
                                                                                            (in thousands)

                                    ASSETS

CURRENT ASSETS

Cash and cash equivalents ......................................................     $     40,928     $     45,735

Trade accounts receivable, less allowance
for doubtful accounts (2000 - $15,301; 1999 - $6,929) ..........................        1,087,834        1,006,663

Inventories - at lower of cost (substantially last-in,
first-out method) or market ....................................................        1,758,566        1,771,789

Prepaid and other current accounts .............................................           51,391           71,016
                                                                                     ------------     ------------

         TOTAL CURRENT ASSETS ..................................................        2,938,719        2,895,203

Goodwill, less accumulated amortization (2000 - $35,528; 1999 - $25,286) .......          430,277          440,299

Other assets ...................................................................          230,598          180,627

Total property, plant and equipment, less allowance
for depreciation (2000 - $431,929; 1999 - $403,021) ............................          404,518          413,543
                                                                                     ------------     ------------

                                                                                     $  4,004,112     $  3,929,672
                                                                                     ============     ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable ...............................................................     $    650,894     $    581,010

Current portion of long-term debt and other borrowings .........................          158,650          133,056

Income taxes ...................................................................           22,428           28,032

Dividends payable ..............................................................           47,823           45,355

Other current liabilities ......................................................           99,839          128,559
                                                                                     ------------     ------------

         TOTAL CURRENT LIABILITIES .............................................          979,634          916,012

Long-term debt .................................................................          676,438          702,417

Deferred income taxes ..........................................................           87,466           87,466

Minority interests in subsidiaries .............................................           44,282           46,260

SHAREHOLDERS' EQUITY

Stated capital:
    Preferred Stock, par value - $1 per share
       Authorized - 10,000,000 shares - None Issued ............................              -0-              -0-
    Common Stock, par value - $1 per share
       Authorized - 450,000,000 shares
       Issued - 2000 - 173,076,735; 1999 - 177,275,602 .........................          173,077          177,276

Additional paid-in capital .....................................................              -0-              -0-

Accumulated other comprehensive income .........................................          (13,086)          (6,857)

Retained earnings ..............................................................        2,056,301        2,007,098
                                                                                     ------------     ------------

         TOTAL SHAREHOLDERS' EQUITY ............................................        2,216,292        2,177,517
                                                                                     ------------     ------------

                                                                                     $  4,004,112     $  3,929,672
                                                                                     ============     ============

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                 Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                                                 ----------------------------  ---------------------------

                                                     2000           1999           2000           1999
                                                  ----------     ----------     ----------     ----------

                                                           (000 omitted except per share data)

Net sales ...................................     $2,159,940     $2,082,229     $6,373,446     $6,006,480
Cost of goods sold ..........................      1,535,799      1,479,065      4,544,448      4,262,369
                                                  ----------     ----------     ----------     ----------
                                                     624,141        603,164      1,828,998      1,744,111
Selling, administrative & other expenses ....        470,747        453,103      1,362,048      1,298,297
                                                  ----------     ----------     ----------     ----------

Income before income taxes ..................        153,394        150,061        466,950        445,814
Income taxes ................................         61,665         59,424        186,899        176,542
                                                  ----------     ----------     ----------     ----------

NET INCOME ..................................     $   91,729     $   90,637     $  280,051     $  269,272
                                                  ==========     ==========     ==========     ==========

Basic net income per common share ...........     $      .53     $      .51     $     1.59     $     1.50
                                                  ==========     ==========     ==========     ==========

Diluted net income per common share .........     $      .53     $      .51     $     1.59     $     1.50
                                                  ==========     ==========     ==========     ==========

Dividends declared per common share .........     $     .275     $      .26     $     .825     $      .78
                                                  ==========     ==========     ==========     ==========

Average common shares outstanding ...........        174,192        178,546        175,763        179,143

Dilutive effect of stock options and
   non-vested restricted stock awards .......            267            480            331            534
                                                  ----------     ----------     ----------     ----------

Average common shares outstanding,
   assuming dilution ........................        174,459        179,026        176,094        179,677
                                                  ==========     ==========     ==========     ==========

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                      Nine Months
                                                                                                    Ended Sept. 30,
                                                                                                    ---------------

                                                                                                     (000 omitted)

                                                                                                  2000            1999
                                                                                               ----------      ----------

OPERATING ACTIVITIES:
   Net income ............................................................................     $  280,051      $  269,272
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .......................................................         69,760          67,634
     Other ...............................................................................          4,418           1,016
     Changes in operating assets and liabilities .........................................        (11,113)        (11,792)
                                                                                               ----------      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES ................................................        343,116         326,130

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment .............................................        (52,043)        (59,010)
   Acquisitions of businesses and other investing activities .............................        (43,468)       (116,320)
                                                                                               ----------      ----------

NET CASH USED IN INVESTING ACTIVITIES ....................................................        (95,511)       (175,330)

FINANCING ACTIVITIES:
   Proceeds from credit facilities, net of payments ......................................         (4,757)         67,621
   Dividends paid ........................................................................       (143,210)       (138,125)
   Purchase of stock .....................................................................       (104,445)        (88,773)
                                                                                               ----------      ----------

NET CASH USED IN FINANCING ACTIVITIES ....................................................       (252,412)       (159,277)
                                                                                               ----------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ................................................         (4,807)         (8,477)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................................         45,735          84,972
                                                                                               ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................................     $   40,928      $   76,495
                                                                                               ==========      ==========

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of results for the entire year.

Note B - Segment Information

                                                Three month period ended Sept. 30,   Nine month period ended Sept. 30,
                                                      2000             1999                2000             1999
                                                  ------------     ------------        ------------     ------------

Net sales:
     Automotive .............................     $  1,078,221     $  1,091,015        $  3,169,367     $  3,090,847
     Industrial .............................          594,589          541,622           1,779,353        1,607,917
     Office Products ........................          345,893          316,156           1,002,927          916,650
     Electrical/Electronic Materials ........          141,237          133,436             421,799          391,066
                                                  ------------     ------------        ------------     ------------
         Total net sales ....................     $  2,159,940     $  2,082,229        $  6,373,446     $  6,006,480
                                                  ============     ============        ============     ============

Operating profit:
     Automotive .............................     $    104,611     $    104,258        $    300,593     $    295,798
     Industrial .............................           41,105           38,929             138,947          126,581
     Office Products ........................           29,979           27,560              96,092           87,411
     Electrical/Electronic Materials ........            7,426            6,107              20,697           17,487
                                                  ------------     ------------        ------------     ------------
         Total operating profit .............          183,121          176,854             556,329          527,277
     Interest expense .......................          (16,123)         (13,683)            (47,305)         (39,501)
     Other, net .............................          (13,604)         (13,110)            (42,074)         (41,962)
                                                  ------------     ------------        ------------     ------------
         Income before income taxes .........     $    153,394     $    150,061        $    466,950     $    445,814
                                                  ============     ============        ============     ============

Note C - Comprehensive Income

Total comprehensive income was $273,822,000 and $275,872,000 for the nine month periods ended September 30, 2000 and 1999, respectively.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Genuine Parts Company (the "Company") reported record sales and earnings in the third quarter of 2000. Sales for the quarter were $2.2 billion, up 4% over the same period in 1999. Net income in the quarter advanced 1% to $91.7 million. On a per-share diluted basis, net income in the quarter was $.53 versus $.51 in the same quarter of the prior year, an increase of 4%.

For the nine months ended September 30, 2000, sales totaled $6.4 billion, up 6% over the first nine months of 1999, while net income was $280 million, an increase of 4%. Diluted earnings per share were $1.59 for the first nine months of 2000 and $1.50 for the same period in 1999, an increase of 6%.

Sales for the Automotive Parts Group decreased 1% for the quarter. The sales decrease is reflective of the general softness in the automotive aftermarket. Sales for the Industrial Parts Group increased 10% for the quarter reflecting continued improvement in the overall industrial market and industrial production as well as geographical expansion. The Office Products Group was up 9% for the quarter reflecting steady sales progress in a competitive market due to increased product offerings

                                                                       FORM 10-Q

and enhanced marketing programs. The Electrical/Electronic Materials Group increased sales by 6%, reflecting increased market share and continued emphasis on sales growth. Cost of goods sold increased slightly as a percentage of net sales compared to the same quarter of the prior year. Selling, administrative and other expenses increased 4% for the quarter and 5% for the nine months, and the percentage of selling, administrative and other expenses to net sales decreased slightly for the nine months, reflecting improved operating efficiencies. The effective tax rate increased as a percentage of pre-tax profit in the quarter and nine months due to goodwill on acquisitions and foreign operations.

The ratio of current assets to current liabilities remains very good at 3.0 to 1 and the Company's cash position is good.

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

         Exhibit 3.2 Bylaws of the Company, as amended (incorporated herein by reference from the Company's Annual Report on Form
                      10-K, dated March 5, 1993).

         Exhibit 27   Financial Data Schedule (for SEC use only).

     (b) No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Genuine Parts Company
                                   --------------------------------------------
                                   (Registrant)


Date October 30, 2000                           /s/ Jerry W. Nix
     ----------------              --------------------------------------------
                                   Jerry W. Nix
                                   Executive Vice President - Finance
                                   (Principal Financial and Accounting Officer)