Form 10-K
period 2000-12-31
GENUINE PARTS CO
filed 2001-03-12
CIK 40987

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(MARK ONE)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OF
                THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's Common Stock (based upon the closing sales price reported by the New York Stock Exchange and published in The Wall Street Journal for February 8, 2001) held by non-affiliates as of February 8, 2001 was approximately $4,386,899,145.

         The number of shares outstanding of Registrant's Common Stock, as of February 8, 2001: 171,987,550

     Documents Incorporated by Reference:
     - Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2000, are incorporated by reference into Parts I and II.
     - Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 16, 2001 are incorporated by reference into Part III.

================================================================================

PART I.
ITEM I.   BUSINESS.

         Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. In 2000, business was conducted throughout most of the United States, in Canada and in Mexico from approximately 1,800 locations. As used in this report, the "Company" refers to Genuine Parts Company and its subsidiaries, except as otherwise indicated by the context; and the terms "automotive parts" and "industrial parts" refer to replacement parts in each respective category.

SEGMENT DATA. The following table sets forth various segment data for the fiscal years 2000, 1999, and 1998 attributable to each of the Company's groups of products that the Company believes indicate segments of its business. Sales to unaffiliated customers are the same as net sales.

                                                2000              1999              1998
                                            -----------       -----------       -----------
                                                            (in thousands)
    NET SALES
    Automotive Parts                        $ 4,163,814       $ 4,084,775       $ 3,262,406
    Industrial Parts                          2,342,686         2,156,134         2,008,789
    Office Products                           1,336,500         1,218,367         1,122,420
    Electrical/Electronic Materials             557,866           522,411           220,417
    Other                                       (31,009)          (30,865)          (26,456)
                                            -----------       -----------       -----------
       TOTAL NET SALES                      $ 8,369,857       $ 7,950,822       $ 6,587,576
                                            ===========       ===========       ===========

    OPERATING PROFIT
    Automotive Parts                        $   381,250       $   383,830       $   330,988
    Industrial Parts                            206,193           186,203           176,456
    Office Products                             134,343           118,345           113,821
    Electrical/Electronic Materials              28,010            23,343            12,030
                                            -----------       -----------       -----------
       TOTAL OPERATING PROFIT                   749,796           711,721           633,295
           Interest Expense                     (63,496)          (41,487)          (20,096)
           Corporate Expense                    (23,277)          (22,283)          (19,545)
           Equity in Income from Investees           --            (3,675)            3,329
           Goodwill Amortization                (13,843)          (12,708)           (5,157)
           Minority Interests                    (2,430)           (3,501)           (2,709)
                                            -----------       -----------       -----------
    INCOME BEFORE INCOME TAXES              $   646,750       $   628,067       $   589,117
                                            ===========       ===========       ===========

    ASSETS
    Automotive Parts                        $ 2,099,610       $ 2,034,417       $ 1,966,774
    Industrial Parts                            840,585           758,206           671,454
    Office Products                             542,406           503,904           442,220
    Electrical/Electronic Materials             190,635           174,258           147,074
    Corporate Assets                             17,443            18,588            18,385
    Goodwill and Equity Investments             451,435           440,299           354,473
                                            -----------       -----------       -----------
    TOTAL ASSETS                            $ 4,142,114       $ 3,929,672       $ 3,600,380
                                            ===========       ===========       ===========

    NET SALES
    United States                           $ 7,665,498       $ 7,345,707       $ 6,535,020
    Canada                                      633,715           585,504            79,012
    Mexico                                      101,653            50,476                --
    Other                                       (31,009)          (30,865)          (26,456)
                                            -----------       -----------       -----------
    TOTAL NET SALES                         $ 8,369,857       $ 7,950,822       $ 6,587,576
                                            ===========       ===========       ===========

    NET LONG-LIVED ASSETS
    United States                           $   618,818       $   620,837       $   545,452
    Canada                                      201,895           207,672           187,951
    Mexico                                       25,982            25,333            15,338
                                            -----------       -----------       -----------
    TOTAL NET LONG-LIVED ASSETS             $   846,695       $   853,842       $   748,741
                                            ===========       ===========       ===========

(For additional information regarding segment data, see Page 17 of Annual Report to Shareholders for 2000.)

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

EMPLOYEES. As of December 31, 2000, the Company employed approximately 33,000 persons.

AUTOMOTIVE PARTS GROUP.

         The Automotive Parts Group, the largest division of the Company, distributes automotive replacement parts and accessory items. The Company is the largest member of the National Automotive Parts Association ("NAPA"), a voluntary trade association formed in 1925 to provide nationwide distribution of automotive parts. In addition to over 250,000 available part numbers, the Company, in conjunction with NAPA, offers complete inventory, accounting, cataloging, marketing, training and other programs in the automotive aftermarket. The Automotive Parts Group is working to develop additional channels of distribution through two separate, but coordinated, e-commerce initiatives in business-to-consumer and business-to-business markets.

         During 2000, the Company's Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores ("auto parts stores" or "NAPA AUTO PARTS stores") owned in the United States by Genuine Parts Company; automotive parts distribution centers and auto parts stores in Canada owned and operated by UAP, a wholly-owned subsidiary; auto parts stores in the United States operated by corporations in which Genuine Parts Company owned either a 51% or a 70% interest; distribution centers owned by Balkamp, Inc., a majority-owned subsidiary; rebuilding plants owned by the Company and operated by its Rayloc division; distribution centers of ACDelco, Motorcraft and other automotive supplies owned and operated by Johnson Industries, a wholly-owned subsidiary; and automotive parts distribution centers and automotive parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. ("Auto Todo"), a company in which a wholly-owned subsidiary of Genuine Parts Company owns a 73% interest.

         In 2000, Johnson Industries acquired Dealer Parts Service, a single branch distribution center in Pennsylvania, as well as two California distributors of ACDelco and Motorcraft parts.

         In January 2000, the Company purchased a 15% interest in Mitchell Repair Information ("MRIC"), a subsidiary of Snap-on Incorporated. MRIC is a leading diagnostic and repair information company with over 35,000 North American subscribers linked to its services and information databases. MRIC's core product, "Mitchell ON-DEMAND", is a premier electronic repair information source in the automotive aftermarket.

         The Company's NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes small engines and replacement parts for farm equipment and heavy duty equipment. The Company's inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company's domestic automotive operations purchase from more than 150 different suppliers, approximately 57% of 2000 automotive inventories were purchased from 10 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers, which has protected the Company from inventory obsolescence.

DISTRIBUTION SYSTEM. In 2000, Genuine Parts Company operated 61 domestic NAPA automotive parts distribution centers located in 38 states and approximately 800 domestic company-owned NAPA AUTO PARTS stores located in 43 states. At December 31, 2000, Genuine Parts Company owned a 51% interest in 54 corporations and a 70% interest in 11 corporations, which operated 107 auto parts stores in 30 states.

         UAP, founded in 1926, is a Canadian leader in the distribution, marketing, and rebuilding of replacement parts and accessories for automobiles and trucks. UAP has annual sales of approximately $742 million Canadian ($500 million US) and employs approximately 4,640 people. UAP operates a network of 15 distribution centers supplying approximately 619 UAP/NAPA auto parts and 52 TRACTION wholesalers. These include approximately 221 company owned stores, 37 joint venture or progressive owners in which UAP owns a 50% interest, and approximately 413 independently owned stores. UAP supplies bannered installers and independent installers in all provinces of Canada, as well as networks of service stations and repair shops operating under the banners of national accounts. UAP is licensed to and uses the NAPA(R) name in Canada.

         In Mexico, Auto Todo owns and operates 10 distribution centers and 18 auto parts stores. Auto Todo is licensed to and uses the NAPA(R) name in Mexico.

         The Company's distribution centers serve approximately 5,000 independently owned NAPA AUTO PARTS stores located throughout the market areas served. NAPA AUTO PARTS stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, these independent automotive parts stores account for approximately 25% of the Company's total sales with no automotive parts store or group of automotive parts stores with individual or common ownership accounting for more than 0.5% of the total sales of the Company.

PRODUCTS. Distribution centers have access to over 250,000 different parts and related supply items. Each item is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers. Most orders are filled and shipped the same day as received. The majority of sales are on terms which require payment within 30 days of the statement date. The Company does not manufacture any of the products it distributes. The majority of products are distributed under the NAPA(R) name, a mark licensed to the Company by NAPA.

RELATED OPERATIONS. A majority-owned subsidiary of Genuine Parts Company, Balkamp, Inc. ("Balkamp"), distributes a wide variety of replacement parts and accessory items for passenger cars, heavy duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the approximately 24,000 part numbers which constitute the "Balkamp" line of products which are distributed to the members of NAPA. These products are categorized in 160 different product groups purchased from more than 400 domestic suppliers and 130 foreign manufacturers. In addition to the Balkamp line of products, Balkamp distributes approximately 100 part numbers of nationally branded consumer appearance products and oils through their Automotive Redistribution Center. These products are cataloged separately for convenience for NAPA customers. BALKAMP(R), a federally registered trademark, is important to the sales and marketing promotions of the Balkamp organization. Balkamp has four distribution centers located in Indianapolis and Plainfield, Indiana, Greenwood, Mississippi, and West Jordan, Utah.

         Johnson Industries ("Johnson"), a wholly-owned subsidiary of the Company, is an independent distributor of ACDelco, Motorcraft and other automotive supplies. Johnson, founded in 1924, sells primarily to large fleets and new car dealers as well as providing ACDelco products to NAPA members. Johnson has 11 distribution centers throughout the U.S.

         The Company, through its Rayloc division, also operates six plants where certain small automotive parts are rebuilt. These products are distributed to the members of NAPA under the NAPA brand name. Rayloc(R) is a mark licensed to the Company by NAPA.

SEGMENT DATA. In the year ended December 31, 2000, sales from the Automotive Parts Group approximated 50% of the Company's net sales as compared to 51% in 1999 and 49% in 1998.

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

NAPA. The Company is a member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive replacement parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose members in 2000 operated 68 distribution centers located throughout the United States, 61 of which were owned and operated by the Company. NAPA develops marketing concepts and programs that may be used by its members. It is not involved in the chain of distribution.

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

         In 2000, the Company distributed industrial parts in the United States through Motion Industries, Inc. ("Motion"), headquartered in Birmingham, Alabama. Motion is a wholly-owned subsidiary of the Company. In Canada, industrial parts are distributed by another of Motion's operating divisions, Motion Industries (Canada), Inc. ["Motion (Canada)"], comprised of the former Oliver Industrial Supply Ltd. and Premier Industrial Division of UAP Inc., CHV Hydraulics, Lou's Bearings and Transmissions, B. G. S. Bearings and Equipment Ltd., and MBS Bearings Services, all wholly-owned subsidiaries of Genuine Parts Holdings Ltd., which is a wholly-owned subsidiary of the Company. Motion (Canada)'s service area includes seven provinces of Alberta, British Columbia, Manitoba, Newfoundland, Ontario, Quebec, and Saskatchewan. In Mexico, industrial parts are distributed by another operating division, Motion Industries (Mexico) ["Motion (Mexico)"], through a joint venture with power transmission specialist Refacciones Industriales de Mexico (RIMSA). Motion (Mexico) serves the market through seven locations in five major Mexican cities.

         In 2000 the Industrial Group expanded its Canadian operations through the acquisition of MBS Bearing Services, with 29 operations in Eastern Ontario, Quebec, the Maritimes and a subsidiary in Plattsburgh, New York. As a result, Motion Canada offers a national footprint, increased operational efficiencies, and access to over 2 million parts for an unprecedented level of customer service in Canada. The acquisition of Staley Supply, located in Delmar, Maryland, provided additional exposure to the poultry industry as well as broadened customer support for the northeastern United States customer base. Additionally, Motion Industries opened 19 new branch locations and added 30 locations to its North American network through acquisition.

         As of December 31, 2000, the Group served more than 165,000 customers in all types of industries located throughout the United States, Mexico and Canada.

DISTRIBUTION SYSTEM. In North and South America, the Industrial Parts Group operates 509 locations including: eight distribution centers, three re-distribution centers, and 52 service centers for fluid power, electrical and special hose applications. The distribution centers stock and distribute more than 200,000 different items purchased from more than 250 different suppliers. The Group's re-distribution centers serve as collection points for excess inventory collected from its branches for re-distribution to those branches that need the inventory. Approximately 64% of 2000 total industrial purchases were made from 10 major suppliers. Sales are generated from the Group's branches located in 47 states and nine provinces in Canada, and five cities in Mexico. Each branch has warehouse facilities that stock significant amounts of inventory representative of the lines of products used by customers in the respective market area served.

         Motion (Canada) operates an industrial parts and agricultural supply distribution center for the 64 Canadian locations serving industrial and agricultural markets. Motion (Canada) also distributes irrigation systems and related supplies.

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

INTEGRATED SUPPLY. Motion's integrated supply solutions continued to gain momentum in 2000. Motion's integrated supply process not only reduces the costs associated with MRO (Maintenance, Repair and Operation) inventory management, but also enables the manufacturing customer to focus on its core competency, free working capital associated with inventories, improve service levels to end-users, and allow management to focus on more strategic concerns. Motion's integrated supply process analyzes a customer's current operation to develop integration goals and then provides solutions based on industry's accepted best practices.

SEGMENT DATA. In the year ended December 31, 2000, sales from the Company's Industrial Parts Group approximated 28% of the Company's net sales as compared to 27% in 1999 and 31% in 1998.

COMPETITION. The Industrial Parts Group competes with other distributors specializing in the distribution of such items, general line distributors and others who have developed or joined integrated supply programs. To a lesser extent, the Group competes with manufacturers that sell directly to the customer.

OFFICE PRODUCTS GROUP.

         The Office Products Group, operated through S. P. Richards Company ("S.
P. Richards"), a wholly-owned subsidiary of the Company, is headquartered in Atlanta, Georgia. S. P. Richards is engaged in the wholesale distribution of a broad line of office and other products which are used in the daily operation of businesses, schools, offices and institutions. Office products fall into the general categories of computer supplies, imaging supplies, office machines, general office supplies, janitorial supplies, breakroom supplies, and office furniture. Horizon USA Data Supplies, Inc., acquired by the Company in 1995, is a computer supplies distributor headquartered in Reno, Nevada. The Office Products Group is developing several web-based products to benefit resellers, manufacturers and consumers.

         In August 1998, the Company completed the purchase of the Canada based Norwestra Sales (1992), Inc. ("Norwestra"). With its headquarters near Vancouver, British Columbia, Norwestra services office product resellers throughout Western Canada. During 1999, the Company opened a second Norwestra branch in Toronto, Canada. In 2000, Norwestra acquired Transwest Distributors, a furniture wholesaler headquartered in Vancouver, with warehouses in Calgary and Winnipeg.

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

         The Office Products Group distributes more than 30,000 items to over 6,000 office supply dealers from 44 facilities located in 28 states and Canada. Approximately 50% of 2000 total office products purchases were made from 10 major suppliers.

         The Office Products Group sells to resellers of office products. Customers are offered comprehensive marketing programs, which include flyers, other promotional material and personalized product catalogs. The marketing programs are supported by all the Group's distribution centers which stock all cataloged products and have the capability to provide overnight delivery.

         While many recognized brand-name items are carried in inventory, S. P. Richards also markets items produced for it under its own SPARCO(R) brand name, as well as its NATURE SAVER(R) brand of recycled products, Elite Image(TM) printer supplies, Brittannia brand of fashionable writing instruments, and CompuCessory(TM) brand of computer supplies and accessories.

SEGMENT DATA. In the year ended December 31, 2000, sales from the Company's Office Products Group approximated 16% of the Company's net sales as compared to 15% in 1999 and 17% in 1998.

COMPETITION. In the distribution of office supplies to retail dealers, S. P. Richards competes with many other wholesale distributors as well as with manufacturers of office products and large national retail chains.

ELECTRICAL/ELECTRONIC MATERIALS GROUP.

         The Electrical/Electronic Materials Group was formed on July 1, 1998 through the acquisition of EIS, Inc. ("EIS"). This Group distributes materials for the manufacture and repair of electrical and electronic apparatus. With branch locations in 45 cities nationwide and in Mexico, this Group stocks over 100,000 items, from insulating and conductive materials to assembly tools and test equipment. This Group also has three manufacturing facilities that provide custom fabricated parts and one manufacturing plant that produces printed circuit board drillroom products. The Electrical/Electronic Materials Group is an important single source to original equipment manufacturers, repair shops, the electronic assembly market, and printed circuit board manufacturers.

         In 2000, the Company distributed electrical materials through EIS, headquartered in Atlanta, Georgia. Electronic materials were distributed through EIS's operating divisions, Com-Kyl and Circuit Supply. Both electrical and electronic products are distributed from warehouse locations in major user markets throughout the U.S.

PRODUCTS. The Electrical/Electronic Materials Group distributes a wide variety of products to customers from over 400 vendors. Products include such items as magnet wire, copper clad laminate, conductive materials, insulating and shielding materials, assembly tools, test equipment, adhesives and chemicals, pressure sensitive tapes, solder, anti-static products, and thermal management products. To meet the prompt delivery demands of its customers, this Group maintains large inventories. The majority of sales are on open account. Approximately 50% of 2000 total Electrical/Electronic Materials Group purchases were made from 25 major suppliers.

INTERNET. The Electrical/Electronic Materials Group actively utilizes its E-commerce Internet site to present its products to customers, while allowing these on-line visitors to conveniently purchase from a large product assortment. This strategic E-commerce program, which is currently focused on the electronic assembly market, provides a fully integrated business system solution in support of this new sales channel. EIS plans to leverage this system to deploy web-based storefronts for the other markets it services.

INTEGRATED SUPPLY. The Electrical/Electronic Materials Group's integrated supply programs are a part of the marketing strategy, as a greater number of customers--especially national accounts--are given the opportunity to participate in this low-cost, high-service capability. The Group developed AIMS (Advanced Inventory Management System), a totally integrated, highly automated solution for inventory management. This year SupplyPro will be added to the Group's Integrated Supply offering. SupplyPro is an electronic vending dispenser used to eliminate costly tool crib, or in-house stores, at customer warehouse facilities.

SEGMENT DATA. In the year ended December 31, 2000 sales from the Company's Electrical/Electronic Materials Group approximated 6% of the Company's sales, as compared to 7% in 1999.

COMPETITION. The Electrical/Electronic Materials Group competes with other distributors specializing in the distribution of electrical and electronic products, general line distributors, and, to a lesser extent, manufacturers that sell directly to customers.

                               * * * * * * * * * *

EXECUTIVE OFFICERS OF THE COMPANY. The table below sets forth the name and age of each person deemed to be an executive officer of the Company as of February 8, 2001, the position or office held by each and the period during which each has served as such. Each executive officer is elected by the Board of Directors and serves at the pleasure of the Board of Directors until his successor has been elected and has qualified, or until his earlier death, resignation, removal, retirement or disqualification.

                                                                           YEAR FIRST ASSUMED
NAME                     AGE            POSITION OF OFFICE                      POSITION
-------------------      ---   --------------------------------------      ------------------
Larry L. Prince          62    Chairman of the Board of Directors and           1990/1989
                               Chief Executive Officer
Thomas C. Gallagher      53    President and Chief Operating Officer              1990
George W. Kalafut        66    Executive Vice President                           1991
Jerry W. Nix             55    Executive Vice President - Finance *               2000
Edward Van Stedum        51    Senior Vice President - Human Resources            1996

*    Also serves as the Company's Principal Financial and Accounting Officer.

         All executive officers have been employed by and have served as officers of the Company for at least the last five years.

ITEM 2.   PROPERTIES.

         The Company's headquarters are located in one of two adjacent office buildings owned by Genuine Parts Company in Atlanta, Georgia.

         The Company's Automotive Parts Group currently operates 61 NAPA Distribution Centers in the United States distributed among eight geographic divisions. Approximately 90% of the distribution center properties are owned by the Company. At December 31, 2000, the Company operated approximately 800 NAPA AUTO PARTS stores located in 43 states, and the Company owned either a 51% or 70% interest in 107 additional auto parts stores located in 30 states. Other than NAPA AUTO PARTS stores located within Company owned distribution centers, most of the automotive parts stores in which the Company has an ownership interest were operated in leased facilities. In addition, UAP operated 15 distribution centers and approximately 258 automotive parts and TRACTION stores in Canada. The Company's Automotive Parts Group also operates four Balkamp distribution centers, six Rayloc rebuilding plants, one transfer and shipping facility, and eleven Johnson Industries distribution centers.

         The Company's Industrial Parts Group, operating through Motion, Motion (Canada) and Motion (Mexico), operates 8 distribution centers, 3 redistribution centers, 52 service centers and 446 branches. Approximately 90% of these branches are operated in leased facilities.

         The Company's Office Products Group operates 40 facilities in the United States and 4 facilities in Canada distributed among the Group's five geographic divisions. Approximately 75% of these facilities are operated in leased buildings.

         The Company's Electrical/Electronic Materials Group operates in 38 cities in the United States and 2 cities in Mexico. All of this Group's 45 facilities are operated in leased buildings except three facilities, which are owned.

         For additional information regarding rental expense on leased properties, see "Note 5 of Notes to Consolidated Financial Statements" on Page 26 of the Company's Annual Report to Shareholders for the year ended December 31, 2000.

ITEM 3.   LEGAL PROCEEDINGS.

       Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not applicable.

PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

         Information required by this item is set forth under the heading "Market and Dividend Information" on Page 16 of the Company's Annual Report to Shareholders for the year ended December 31, 2000, and is incorporated herein by reference. The Company has made no unregistered sales of securities during the year ended December 31, 2000.

ITEM 6.   SELECTED FINANCIAL DATA.

         Information required by this item is set forth under the heading "Selected Financial Data" on Page 16 of the Company's Annual Report to Shareholders for the year ended December 31, 2000, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Information required by this item is set forth under the heading "Management's Discussion and Analysis" on Pages 18 and 19 of the Company's Annual Report to Shareholders for the year ended December 31, 2000, and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 18 and 19 and presented under "Note 3 - Credit Facilities" on Pages 25 and 26 of the Company's Annual Report to Shareholders for the year ended December 31, 2000, and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information required by this item is set forth in the consolidated financial statements on Pages 17 and 21 through 29, in "Report of Independent Auditors" on Page 20, and under the heading "Quarterly Results of Operations" on Page 19, of the Company's Annual Report to Shareholders for the year ended December 31, 2000, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required by this item is set forth under the headings "Nominees for Director" and "Members of the Board of Directors Continuing in Office" on Pages 2 through 4 of the definitive proxy statement for the Company's Annual Meeting to be held on April 16, 2001, and is incorporated herein by reference. Certain information about Executive Officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION.

         Information required by this item is set forth under the heading "Executive Compensation and Other Benefits" on Pages 8 through 10, and under the headings "Compensation Committee Interlocks and Insider Participation", "Compensation Pursuant to Plans" and "Termination of Employment and Change of Control Arrangements" on Pages 13 through 16 of the definitive proxy statement for the Company's Annual Meeting to be held on April 16, 2001, and is incorporated herein by reference. In no event shall the information contained in the definitive proxy statement for the Company's 2001 Annual Meeting on Pages 10 through 12 under the heading "Compensation and Stock Option Committee Report on Executive Compensation" or on Pages 17 and 18 under the heading "Performance Graph" be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required by this item is set forth under the headings "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership of Management" on Pages 5 through 8 of the definitive proxy statement for the Company's Annual Meeting to be held on April 16, 2001, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required by this item is set forth under the heading "Certain Relationships and Related Transactions" on Page 19 of the definitive proxy statement for the Company's 2001 Annual Meeting to be held on April 16, 2001, and is incorporated herein by reference.

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

         Exhibit 3.2   By-laws of the Company, as amended February 19, 2001.

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

         Exhibit 10.1* 1988 Stock Option Plan. (Incorporated herein by reference from the Company's Annual Meeting Proxy Statement, dated March 9, 1988.)

         Exhibit 10.2* Form of Amendment to Deferred Compensation Agreement, adopted February 13, 1989, between the Company and certain executive officers of the Company. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 15, 1989.)

         Exhibit 10.3* Form of Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company providing for a supplemental employee benefit upon a change in control of the Company. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 15, 1989.)

         Exhibit 10.4* Genuine Parts Company Supplemental Retirement Plan, effective January 1, 1991. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 8, 1991.)

         Exhibit 10.5* 1992 Stock Option and Incentive Plan, effective April 20, 1992. (Incorporated herein by reference from the Company's Annual Meeting Proxy Statement, dated March 6, 1992.)

         Exhibit 10.6* Restricted Stock Agreement dated March 31, 1994, between the Company and Larry L. Prince. (Incorporated herein by reference from the Company's Form 10-Q, dated May 6, 1994.)

         Exhibit 10.7* Restricted Stock Agreement dated March 31, 1994, between the Company and Thomas C. Gallagher. (Incorporated herein by reference from the Company's Form 10-Q, dated May 6, 1994.)

         Exhibit 10.8* The Genuine Parts Company Restated Tax-Deferred Savings Plan, effective January 1, 1993. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 3, 1995.)

         Exhibit 10.9* Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, effective January 1, 1995. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 3, 1995.)

         Exhibit 10.10* Genuine Partnership Plan, as amended and restated January 1, 1994. (Incorporated herein by reference form the Company's Annual Report on Form 10-K, dated March 3, 1995.)

         Exhibit 10.11* Genuine Parts Company Pension Plan, as amended and restated effective January 1, 1989. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 3, 1995.)

         Exhibit 10.12* Amendment No. 1 to the Genuine Partnership Plan, effective September 1, 1995. (Incorporated herein by reference to the Company's Form 10-K, dated March 7, 1996.)

         Exhibit 10.13* Amendment No. 1 to the Genuine Parts Company Pension Plan, effective April 1, 1995. (Incorporated herein by reference to the Company's Form 10-K, dated March 7, 1996.)

         Exhibit 10.14* Amendment No. 2 to the Genuine Parts Company Pension Plan, dated September 28, 1995, effective January 1, 1995. (Incorporated herein by reference to the Company's Form 10-K, dated March 7, 1996.)

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

         Exhibit 10.19*  Amendment No. 4-A to the Genuine Parts Company
                         Pension Plan, dated August 29, 1997, effective January 1, 1996. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 10, 1998.)

         Exhibit 10.20* Amendment No. 5 to the Genuine Parts Company Pension Plan, dated August 7, 1997. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 10, 1998.)

         Exhibit 10.21* Amendment No. 6 to the Genuine Parts Company Pension Plan, dated October 6, 1997, effective January 1, 1997. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 10, 1998.)

         Exhibit 10.22* Amendment No. 3 to the Genuine Partnership Plan, dated August 7, 1997. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 10, 1998.)

         Exhibit 10.23* Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, dated August 29, 1997, effective August 15, 1997. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 10, 1998.)

         Exhibit 10.24* Genuine Parts Company Death Benefit Plan, effective July 15, 1997. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 10, 1998.)

         Exhibit 10.25* Amendment No. 4 to the Genuine Partnership Plan, dated August 19, 1998, effective January 1, 1998. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 10, 1999.)

         Exhibit 10.26* Amendment No. 5 to the Genuine Partnership Plan, dated December 7, 1998, effective January 1, 1999. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 10, 1999.)

         Exhibit 10.27* Amendment No. 6 to the Genuine Partnership Plan, dated December 7, 1998, effective January 1, 1994. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 10, 1999.)

         Exhibit 10.28* Amendment No. 7 to the Genuine Parts Company Pension Plan, dated August 19, 1998, effective January 1, 1998. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 10, 1999.)

         Exhibit 10.29* Genuine Parts Company 1999 Long-Term Incentive Plan. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 10, 1999.)

         Exhibit 10.30* Genuine Parts Company 1999 Annual Incentive Bonus Plan, effective April 19, 1995. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 10, 1999.)

         Exhibit 10.31* Restricted Stock Agreement dated February 25, 1999, between the Company and Larry L. Prince. (Incorporated herein by reference from the Company's Form 10-Q, dated May 3, 1999.)

         Exhibit 10.32* Restricted Stock Agreement dated February 25, 1999, between the Company and Thomas C. Gallagher. (Incorporated herein by reference from the Company's Form 10-Q, dated May 3, 1999.)

         Exhibit 10.33* Amendment No. 8 to the Genuine Parts Company Pension Plan, dated January 26, 1999, effective September 30, 1998. (Incorporated herein by reference from the Company's Form 10-K dated March 10, 2000.)

         Exhibit 10.34* Amendment No. 9 to the Genuine Parts Company Pension Plan, dated December 30, 1999, effective January 1, 1989; December 31, 1999; and January 1, 2000.
                         (Incorporated herein by reference from the Company's Form 10-K dated March 10, 2000.)

         Exhibit 10.35* Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company's Form 10-K dated March 10, 2000.)

         Exhibit 10.36* Amendment to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company's Form 10-K dated March 10, 2000.)

         Exhibit 10.37* Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company's Form 10-K dated March 10, 2000.)

         Exhibit 10.38* Amendment to the Genuine Parts Company Directors' Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company's Form 10-K dated March 10, 2000.)

         Exhibit 10.39* Amendment to the Genuine Parts Company Supplemental Retirement Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company's Form 10-K dated March 10, 2000.)

         Exhibit 10.40* Amendment No. 7 to the Genuine Partnership Plan, dated January 26, 1999, effective January 1, 1999. (Incorporated herein by reference from the Company's Form 10-K dated March 10, 2000.)

         Exhibit 10.41* Amendment No. 8 to the Genuine Partnership Plan, dated February 4, 1999, effective January 1, 1999. (Incorporated herein by reference from the Company's Form 10-K dated March 10, 2000.)

         Exhibit 10.42* Amendment No. 9 to the Genuine Partnership Plan, dated April 5, 1999, effective April 1, 1999. (Incorporated herein by reference from the Company's Form 10-K dated March 10, 2000.)

         Exhibit 10.43* Amendment No. 10 to the Genuine Partnership Plan, dated December 30, 1999, effective November 30, 1999. (Incorporated herein by reference from the Company's Form 10-K dated March 10, 2000.)

         Exhibit 10.44* Amendment No. 11 to the Genuine Partnership Plan, dated January 19, 2001, effective April 1, 2000.

         Exhibit 10.45* Amendment No. 12 to the Genuine Partnership Plan, dated January 19, 2001, effective December 29, 2000.

       * Indicates executive compensation plans and arrangements.

         Exhibit 13 The following sections and pages of the 2000 Annual Report to Shareholders:

                         -        Selected Financial Data on Page 16

                         -        Market and Dividend Information on Page 16

                         -        Management's Discussion and Analysis on
                                  Pages 18-19
                         -        Quarterly Results of Operations on Page 19

                         -        Segment Data on Page 17 - Report of
                                  Independent Auditors on Page 20

                         - Consolidated Financial Statements and Notes to Consolidated Financial Statements on Pages 21-29.

           Exhibit 21    Subsidiaries of the Company

           Exhibit 23    Consent of Independent Auditors

       (b) Reports on Form 8-K. There were no Reports on Form 8-K filed for the period ended December 31, 2000.

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




GENUINE PARTS COMPANY







 /S/ LARRY L. PRINCE     3/12/01     /S/ JERRY W. NIX                   3/12/01
--------------------------------    --------------------------------------------
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

  /S/ RICHARD W. COURTS II                  2/19/01             /S/ BRADLEY CURREY, JR.                  2/19/01
-----------------------------------------------------         ----------------------------------------------------
 RICHARD W. COURTS II                       (Date)            BRADLEY CURREY, JR.                        (Date)
 Director                                                     Director





                                                                /S/ ROBERT P. FORRESTAL                  2/19/01
-----------------------------------------------------         ----------------------------------------------------
JEAN DOUVILLE                               (Date)            ROBERT P. FORRESTAL                        (Date)
Director                                                      Director





  /S/ THOMAS C. GALLAGHER                   2/19/01             /S/ STEPHEN R. KENDALL                   2/19/01
-----------------------------------------------------         ----------------------------------------------------
THOMAS C. GALLAGHER                         (Date)            STEPHEN R. KENDALL                         (Date)
Director                                                      Director
President and Chief Operating Officer





  /S/ J. HICKS LANIER                       2/19/01             /S/ LARRY L. PRINCE                      2/19/01
-----------------------------------------------------         ----------------------------------------------------
J. HICKS LANIER                                               LARRY L. PRINCE                            (Date)
Director                                                      Director
                                                              Chairman of the Board and Chief Executive Officer





  /S/ ALANA S. SHEPHERD                     2/19/01
-----------------------------------------------------         ----------------------------------------------------
ALANA S. SHEPHERD                           (Date)            LAWRENCE G. STEINER                        (Date)
Director                                                      Director





  /S/ JAMES B. WILLIAMS                     2/19/01
-----------------------------------------------------         ----------------------------------------------------
JAMES B. WILLIAMS                           (Date)            MICHAEL M. E. JOHNS                        (Date)
Director                                                      Director

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(A)(1) AND (2), (C) AND (D)

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 2000

                              GENUINE PARTS COMPANY

                                ATLANTA, GEORGIA

Form 10-K - Item 14(a)(1) and (2)

Genuine Parts Company and Subsidiaries

Index of Financial Statements



The following consolidated financial statements of Genuine Parts Company and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2000, are incorporated by reference in Item 8:

         Consolidated balance sheets - December 31, 2000 and 1999

         Consolidated statements of income - Years ended December 31, 2000, 1999, and 1998

         Consolidated statements of cash flows - Years ended December 31, 2000, 1999 and 1998

         Notes to consolidated financial statements - December 31, 2000

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

                           ANNUAL REPORT ON FORM 10-K

                                  ITEM 14(A)(3)

                                LIST OF EXHIBITS


The following Exhibits are filed as a part of this Report:

3.2      By-laws of the Company, as amended February 19, 2001

10.44    Amendment No. 11 to the Genuine Partnership Plan, dated January 19,
         2001, effective April 1, 2000.

10.45    Amendment No. 12 to the Genuine Partnership Plan, dated January 19,
         2001, effective December 29, 2000.

13       The following Sections and Pages of Annual Report to Shareholders for
         2000:

         -    Selected Financial Data on Page 16
         -    Market and Dividend Information on Page 16
         -    Management's Discussion and Analysis on Pages 18 and 19
         -    Quarterly Results of Operations on Page 19
         -    Segment Data on Page 17
         -    Report of Independent Auditors on Page 20
         -    Consolidated Financial Statements and Notes to Consolidated
              Financial Statements on Pages 21-29

21       Subsidiaries of the Company

23       Consent of Independent Auditors


The following Exhibits are incorporated by reference as set forth in Item 14 on pages 11-15 of this Form 10-K:

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

         -        10.29*   Genuine Parts Company 1999 Long-Term Incentive Plan.

         -        10.30*   Genuine Parts Company 1999 Annual Incentive Bonus
                           Plan.

         -        10.31*   Restricted Stock Agreement dated February 25, 1999,
                           between the Company and Larry L. Prince.

         -        10.32*   Restricted Stock Agreement dated February 25, 1999,
                           between the Company and Thomas C. Gallagher.

         -        10.33*   Amendment No. 8 to the Genuine Parts Company Pension
                           Plan, dated January 26, 1999, effective September 30,
                           1998.

         -        10.34*   Amendment No. 9 to the Genuine Parts Company Pension
                           Plan, dated December 30, 1999, effective January 1,
                           1989; December 31, 1999; and January 1, 2000.

         -        10.35*   Amendment to the Genuine Parts Company 1992 Stock
                           Option and Incentive Plan, dated April 19, 1999,
                           effective April 19, 1999.

         -        10.36*   Amendment to the Genuine Parts Company Tax-Deferred
                           Savings Plan, dated April 19, 1999, effective April
                           19, 1999.

         -        10.37*   Amendment to the Genuine Parts Company Original
                           Deferred Compensation Plan, dated April 19, 1999,
                           effective April 19, 1999.

         -        10.38*   Amendment to the Genuine Parts Company Directors'
                           Deferred Compensation Plan, dated April 19, 1999,
                           effective April 19, 1999.

         -        10.39*   Amendment to the Genuine Parts Company Supplemental
                           Retirement Plan, dated April 19, 1999, effective
                           April 19, 1999.

         -        10.40*   Amendment No. 7 to the Genuine Partnership Plan,
                           dated January 26, 1999, effective January 1, 1999.

         -        10.41*   Amendment No. 8 to the Genuine Partnership Plan,
                           dated February 4, 1999, effective January 1, 1999.

         -        10.42*   Amendment No. 9 to the Genuine Partnership Plan,
                           dated April 5, 1999, effective April 1, 1999.

         -        10.43*   Amendment No. 10 to the Genuine Partnership Plan,
                           dated December 30, 1999, effective November 30, 1999.

             *      Indicates executive compensation plans and arrangements.

Annual Report on Form 10-K
Item 14(d)
Financial Statement Schedule II - Valuation and Qualifying Accounts Genuine Parts Company and Subsidiaries

 -----------------------------------------------------------------------------------------------------------------------------------
                                                   Balance at       Charged                                           Balance at
                                                   Beginning        to Costs           Other                              End
                                                   of Period       and Expenses     Additions(1)      Deductions(2)     of Period
                                                  ----------------------------------------------------------------------------------
 Year ended December 31, 1998:
    Reserves and allowances deducted from
     asset accounts:
       Allowance for uncollectible accounts       $1,849,110        $7,484,733     $ 3,499,025(1)     $(7,813,966)(2)   $5,018,902


 Year ended December 31, 1999:
    Reserves and allowances deducted from
     asset accounts:
       Allowance for uncollectible accounts        5,018,902        14,402,137       1,479,685(1)     (13,972,115)(2)    6,928,609

 Year ended December 31, 2000:
    Reserves and allowances deducted from
     asset accounts:
       Allowance for uncollectible accounts       $6,928,609       $13,875,788              --       $(13,433,963)(2)   $7,370,434
 ----------------------------------------------------------------------------------------------------------------------------------




----------------
(1)    Allowance for uncollectible accounts related to significant acquisitions.
(2)    Uncollectible accounts written off, net of recoveries.