Form 10-Q
period 2001-03-31
GENUINE PARTS CO
filed 2001-04-30
CIK 40987

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended March 31, 2001     Commission File Number 1-5690
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

                                   172,009,081
                                   -----------
                            (Shares of Common Stock)

================================================================================

PART 1 - FINANCIAL INFORMATION                                        FORM 10-Q
Item 1 - Financial Statements

                     GENUINE PARTS COMPANY and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          Mar. 31,             Dec. 31,
                                                                                            2001                 2000
                                                                                        ------------         ------------
                                                                                        (Unaudited)
                                                                                                 (in thousands)

                                                         ASSETS
CURRENT ASSETS

Cash and cash equivalents ......................................................        $     49,186         $     27,738

Trade accounts receivable, less allowance
for doubtful accounts (2001 - $11,761; 2000 - $7,370) ..........................           1,094,723            1,031,662

Inventories - at lower of cost (substantially last-in,
first-out method) or market ....................................................           1,865,894            1,864,334

Prepaid expenses and other accounts ............................................              71,219               95,747
                                                                                        ------------         ------------

         TOTAL CURRENT ASSETS ..................................................           3,081,022            3,019,481

Goodwill, less accumulated amortization (2001 - $38,081; 2000 - $37,680) .......             444,955              451,435

Other assets ...................................................................             284,375              275,938

Total property, plant and equipment, less allowance
for depreciation (2001 - $438,603; 2000 - $436,942) ............................             380,327              395,260
                                                                                        ------------         ------------

TOTAL ASSETS ...................................................................        $  4,190,679         $  4,142,114
                                                                                        ============         ============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable ...............................................................        $    603,420         $    635,499

Current portion of long-term debt and other borrowings .........................             166,936              151,452

Income taxes payable ...........................................................              58,263               37,043

Dividends payable ..............................................................              49,082               47,494

Other current liabilities ......................................................              95,075              116,825
                                                                                        ------------         ------------

         TOTAL CURRENT LIABILITIES .............................................             972,776              988,313

Long-term debt .................................................................             822,606              770,581

Deferred income taxes ..........................................................              77,814               77,814

Minority interests in subsidiaries .............................................              45,074               44,600

SHAREHOLDERS' EQUITY

Stated capital:
    Preferred Stock, par value - $1 per share
       Authorized - 10,000,000 shares - None Issued ............................                 -0-                  -0-
    Common Stock, par value - $1 per share
       Authorized - 450,000,000 shares
       Issued - 2001 - 172,009,081; 2000 - 172,389,688 .........................             172,009              172,390

Accumulated other comprehensive income .........................................             (31,468)             (13,041)

Retained earnings ..............................................................           2,131,868            2,101,457
                                                                                        ------------         ------------

         TOTAL SHAREHOLDERS' EQUITY ............................................           2,272,409            2,260,806
                                                                                        ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................        $  4,190,679         $  4,142,114
                                                                                        ============         ============

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------

                                                                                           2001              2000
                                                                                        ----------        ----------

                                                                                     (000 omitted except per share data)

Net sales ......................................................................        $2,054,972        $2,070,992
Cost of goods sold .............................................................         1,431,813         1,450,940
                                                                                        ----------        ----------
                                                                                           623,159           620,052
Selling, administrative & other expenses .......................................           474,370           467,323
                                                                                        ----------        ----------

Income before income taxes .....................................................           148,789           152,729
Income taxes ...................................................................            59,516            61,000
                                                                                        ----------        ----------

NET INCOME .....................................................................        $   89,273        $   91,729
                                                                                        ==========        ==========

Basic and diluted net income per common share ..................................        $      .52        $      .52
                                                                                        ==========        ==========

Dividends declared per common share ............................................        $     .285        $     .275
                                                                                        ==========        ==========

Average common shares outstanding ..............................................           172,087           176,774

Dilutive effect of stock options and non-vested restricted stock awards ........               739               300
                                                                                        ----------        ----------

Average common shares outstanding - assuming dilution ..........................           172,826           177,074
                                                                                        ==========        ==========

                                                                       FORM 10-Q

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                         Three Months
                                                                                                        Ended Mar. 31,
                                                                                                  ----------------------------

                                                                                                         (000 omitted)

                                                                                                     2001              2000
                                                                                                  ----------        ----------
OPERATING ACTIVITIES:
   Net income ............................................................................        $   89,273        $   91,729
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .......................................................            23,038            23,824
     Other ...............................................................................             4,251             2,424
     Changes in operating assets and liabilities .........................................           (88,971)          (22,923)
                                                                                                  ----------        ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES ................................................            27,591            95,054

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment .............................................           (12,114)          (19,897)
   Acquisitions of businesses and other investing activities .............................            (2,168)          (29,484)
                                                                                                  ----------        ----------

NET CASH USED IN INVESTING ACTIVITIES ....................................................           (14,282)          (49,381)

FINANCING ACTIVITIES:
   Proceeds from credit facilities, net of payments ......................................            67,509            56,866
   Stock options exercised ...............................................................               114                --
   Dividends paid ........................................................................           (47,407)          (45,489)
   Purchase of stock .....................................................................           (12,077)          (22,326)
                                                                                                  ----------        ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ......................................             8,139           (10,949)
                                                                                                  ----------        ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................................................            21,448            34,724

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................................            27,738            45,735
                                                                                                  ----------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................................        $   49,186        $   80,459
                                                                                                  ==========        ==========

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company for the year ended December 31, 2000. Accordingly, the quarterly financial statements and related disclosures should be read in conjunction with the 2000 Annual Report on Form 10-K.

The preparation of interim financial statements requires management to make estimates and assumptions for the amounts reported in the condensed consolidated financial statements. Specifically, the Company makes estimates in its interim financial statements for certain inventory adjustments and volume rebates earned. Volume rebates are estimated based upon cumulative and projected purchasing levels. Inventory adjustments are estimated on an interim basis and adjusted in the fourth quarter to reflect year-end valuation and book to physical results. The estimates for interim reporting may change upon final determination at year-end, and such changes may be significant.

In the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results for the entire year.

Note B - Segment Information

                                                         THREE MONTH PERIOD ENDED MARCH 31
                                                              2001                2000
                                                          ------------        ------------
                                                                   (In thousands)

Net sales:
      Automotive                                          $    982,824        $  1,005,310
      Industrial                                               583,929             594,348
      Office products                                          370,719             337,584
      Electrical/electronic materials                          124,685             140,762
      Other                                                     (7,185)             (7,012)
                                                          ------------        ------------
         Total net sales                                  $  2,054,972        $  2,070,992
                                                          ============        ============

Operating profit:
      Automotive                                          $     81,967        $     84,991
      Industrial                                                45,222              49,814
      Office products                                           43,632              38,073
      Electrical/electronic materials                            5,205               6,333
                                                          ------------        ------------
         Total operating profit                                176,026             179,211
 Interest expense                                              (15,685)            (15,160)
 Other, net                                                    (11,552)            (11,322)
                                                          ------------        ------------
            Income before income taxes                    $    148,789        $    152,729
                                                          ============        ============

In connection with a 2000 management reporting change, certain corporate expenses were reclassified to the Automotive segment for 2000. Additionally, for management purposes, net sales by segment excludes the effect of certain discounts, incentives and freight billed to customers. The line item "other" represents the net effect of the discounts, incentives and freight billed to customers which are reported as a component of net sales in the Company's consolidated statements of income.

                                                                       FORM 10-Q

Note C - Comprehensive Income

Total comprehensive income was $70,846,000 and $88,200,000 for the three month periods ended March 31, 2001 and 2000, respectively. The difference between total comprehensive income and net income was due to foreign currency translation adjustments and adjustments to the fair value of derivative instruments resulting from the adoption of SFAS 133 (See Note D - New Accounting Pronouncements), as detailed below:

                                                                          For the Three Months Ended March 31,
                                                                                 2001              2000
                                                                                        (000's)
                                                                              ----------        ----------

Net Income                                                                    $   89,273        $   91,729
      Foreign currency translation, net of taxes                                  (6,828)           (3,529)
      Unrealized loss on derivative instruments, net of taxes                    (11,599)               --
                                                                              ----------        ----------

      Total other comprehensive loss                                             (18,427)           (3,529)
                                                                              ----------        ----------

Comprehensive income                                                          $   70,846        $   88,200
                                                                              ==========        ==========

Note D - New Accounting Pronouncements

The Company enters into interest rate swap agreements to manage interest rate risk, thereby reducing exposure to future interest rate movements. Under interest rate swap agreements, the parties agree to exchange, at specific intervals, the difference between the fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement requires the fair value of derivatives to be recorded as assets or liabilities. Gains or losses resulting from changes in the fair values of derivatives would be accounted for currently in earnings or comprehensive income depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. The Company adopted SFAS 133 on January 1, 2001. The adoption resulted in a $6,226,000 charge to other comprehensive income, net of tax, from a cumulative effect of a change in accounting principle, and a corresponding decrease in shareholders' equity in the Company's financial statements as of January 1, 2001. This adoption had no significant effect on net income.

The fair value of the liability for all such interest rate swap agreements was approximately $9,579,000 on January 1, 2001 and $19,330,000 at March 31, 2001.

In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", ("SAB 101"). SAB 101, which was required to be adopted in the fourth quarter of 2000, had no impact on the Company's revenue recognition policies.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales for the quarter were $2.0 billion, down 1% over the same period in 2000. Net income in the quarter was down 2.7% to $89.3 million. On a per-share diluted basis, net income in the quarter was 52(cent), even with the same quarter of the prior year.

Sales for the Automotive Parts Group decreased 2% for the quarter. The sales decrease is attributed to a weakening of the economy. Sales for the Industrial Parts Group decreased 2% for the quarter reflecting reduced production in the industrial sector. The Office Products Group was up 10% for the quarter reflecting increased product offerings, new marketing programs and an expanded customer base. Sales for EIS, the Electrical/Electronic Materials Group, decreased 11% for the quarter due to a reduction in the manufacture of electrical products. Cost of goods sold stayed consistent as a percentage of sales and decreased 1% in total in line with the sales decrease. Selling, administrative and other expenses increased 2% for the quarter and the percentage of selling, administrative and other expenses to net sales increased slightly, reflecting higher operating costs including salaries and freight expenses.

The Company is currently a party to several interest rate swap agreements. The change in the fair value of these agreements in the first quarter of 2001 was $9.75 million.

The ratio of current assets to current liabilities is 3.2 to 1 and the Company's cash position is good.

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

         Exhibit 3.2 Bylaws of the Company, as amended (incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 12, 2001).

     (b) No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Genuine Parts Company
                                  ---------------------------------------------
                                  (Registrant)


Date April 30, 2001               /s/ Jerry Nix
     --------------               ---------------------------------------------
                                  Jerry W. Nix
                                  Executive Vice President - Finance
                                  (Principal Financial and Accounting Officer)