Form 10-Q
period 2001-06-30
GENUINE PARTS CO
filed 2001-07-31
CIK 40987

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended June 30, 2001       Commission File Number 1-5690
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

                                   172,589,263
                                   -----------
                            (Shares of Common Stock)

================================================================================

                                                                       FORM 10-Q

PART I - Financial Information
Item 1 - Financial Statements

                     GENUINE PARTS COMPANY and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,        Dec. 31,
                                                                                        2001            2000
                                                                                    ------------    ------------
                                                                                    (Unaudited)
                                                                                           (in thousands)

                                                    ASSETS

CURRENT ASSETS

Cash and cash equivalents ......................................................    $     45,685    $     27,738

Trade accounts receivable, less allowance
 for doubtful accounts (2001 - $14,542; 2000 - $7,370) .........................       1,131,433       1,031,662

Inventories - at lower of cost (substantially last-in,
first-out method) or market ....................................................       1,796,781       1,864,334

Prepaid and other current accounts .............................................          58,896          95,747
                                                                                    ------------    ------------

         TOTAL CURRENT ASSETS ..................................................       3,032,795       3,019,481

Goodwill, less accumulated amortization (2001 - $44,113; 2000 - $37,680) .......         453,448         451,435

Other assets ...................................................................         294,270         275,938

Total property, plant and equipment, less allowance
for depreciation (2001 - $450,490; 2000 - $436,942) ............................         370,725         395,260
                                                                                    ------------    ------------

                                                                                    $  4,151,238    $  4,142,114
                                                                                    ============    ============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable ...............................................................    $    628,618    $    635,499

Current portion of long-term debt and other borrowings .........................         198,046         151,452

Income taxes ...................................................................          22,168          37,043

Dividends payable ..............................................................          49,185          47,494

Other current liabilities ......................................................          81,556         116,825
                                                                                    ------------    ------------

         TOTAL CURRENT LIABILITIES .............................................         979,573         988,313

Long-term debt .................................................................         709,939         770,581

Deferred income taxes ..........................................................          72,859          77,814

Minority interests in subsidiaries .............................................          45,664          44,600

SHAREHOLDERS' EQUITY

Stated capital:
    Preferred Stock, par value - $1 per share
       Authorized - 10,000,000 shares - None Issued ............................             -0-             -0-
    Common Stock, par value - $1 per share
       Authorized - 450,000,000 shares
       Issued - 2001 - 172,589,263; 2000 - 172,389,688 .........................         172,589         172,390

Additional paid-in capital .....................................................           3,836             -0-

Accumulated other comprehensive income .........................................         (20,474)        (13,041)

Retained earnings ..............................................................       2,187,252       2,101,457
                                                                                    ------------    ------------

         TOTAL SHAREHOLDERS' EQUITY ............................................       2,343,203       2,260,806
                                                                                    ------------    ------------

                                                                                    $  4,151,238    $  4,142,114
                                                                                    ============    ============

See notes to condensed consolidated financial statements.

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                               Three Months Ended June 30,  Six Months Ended June 30,
                                               ---------------------------  -------------------------

                                                    2001          2000          2001          2000
                                                 ----------    ----------    ----------    ----------

                                                          (000 omitted except per share data)

Net sales ...................................    $2,118,976    $2,129,377    $4,173,948    $4,200,369
Cost of goods sold ..........................     1,475,999     1,479,706     2,907,812     2,930,646
                                                 ----------    ----------    ----------    ----------
                                                    642,977       649,671     1,266,136     1,269,723
Selling, administrative & other expenses ....       485,164       488,844       959,534       956,167
                                                 ----------    ----------    ----------    ----------

Income before income taxes ..................       157,813       160,827       306,602       313,556
Income taxes ................................        63,125        64,234       122,641       125,234
                                                 ----------    ----------    ----------    ----------

NET INCOME ..................................    $   94,688    $   96,593    $  183,961    $  188,322
                                                 ==========    ==========    ==========    ==========


Basic net income per common share ...........    $      .55    $      .55    $     1.07    $     1.07
                                                 ==========    ==========    ==========    ==========

Diluted net income per common share .........    $      .55    $      .55    $     1.06    $     1.06
                                                 ==========    ==========    ==========    ==========

Dividends declared per common share .........    $     .285    $     .275    $      .57    $      .55
                                                 ==========    ==========    ==========    ==========


Average common shares outstanding ...........       172,483       176,340       172,286       176,557

Dilutive effect of stock options and
   non-vested restricted stock awards .......           878           369           810           317
                                                 ----------    ----------    ----------    ----------

Average common shares outstanding -
   assuming dilution ........................       173,361       176,709       173,096       176,874
                                                 ==========    ==========    ==========    ==========

See notes to condensed consolidated financial statements.

                     GENUINE PARTS COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                    Six Months
                                                                                                   Ended June 30,
                                                                                                   --------------
                                                                                                   (000 omitted)

                                                                                                 2001          2000
                                                                                              ----------    ----------

OPERATING ACTIVITIES:
   Net income ............................................................................    $  183,961    $  188,322
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .......................................................        47,142        47,374
     Other ...............................................................................         5,858          (829)
     Changes in operating assets and liabilities .........................................       (56,672)      (29,162)
                                                                                              ----------    ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES ................................................       180,289       205,705

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment .............................................       (23,570)      (34,388)
   Acquisitions of businesses and other investing activities .............................       (17,335)      (37,155)
                                                                                              ----------    ----------

NET CASH USED IN INVESTING ACTIVITIES ....................................................       (40,905)      (71,543)

FINANCING ACTIVITIES:
   Proceeds from credit facilities, net of payments ......................................       (14,375)       34,644
   Stock options exercised ...............................................................         1,539            --
   Dividends paid ........................................................................       (96,474)      (94,795)
   Purchase of stock .....................................................................       (12,127)      (66,522)
                                                                                              ----------    ----------

NET CASH USED IN FINANCING ACTIVITIES ....................................................      (121,437)     (126,673)
                                                                                              ----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................................................        17,947         7,489

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................................        27,738        45,735
                                                                                              ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................................    $   45,685    $   53,224
                                                                                              ==========    ==========

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

In the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results for the entire year.

Note B - Segment Information

                                          Three month period ended June 30,     Six month period ended June 30,
                                                2001            2000                  2001            2000
                                            ------------    ------------          ------------    ------------
                                                   (in thousands)                        (in thousands)

Net sales:
     Automotive ........................    $  1,121,981    $  1,085,836          $  2,104,805    $  2,091,146
     Industrial ........................         572,114         590,416             1,156,043       1,184,764
     Office Products ...................         333,143         319,450               703,862         657,034
     Electrical/Electronic Materials ...          96,962         139,800               221,647         280,562
     Other .............................          (5,224)         (6,125)              (12,409)        (13,137)
                                            ------------    ------------          ------------    ------------
         Total net sales ...............    $  2,118,976    $  2,129,377          $  4,173,948    $  4,200,369
                                            ============    ============          ============    ============

Operating profit:
     Automotive ........................    $    109,807    $    104,455          $    191,774    $    189,445
     Industrial ........................          44,047          48,028                89,269          97,842
     Office Products ...................          30,073          28,040                73,705          66,113
     Electrical/Electronic Materials ...           1,639           6,938                 6,844          13,271
                                            ------------    ------------          ------------    ------------
         Total operating profit ........         185,566         187,461               361,592         366,671
     Interest expense ..................         (15,097)        (16,023)              (30,782)        (31,182)
     Other, net ........................         (12,656)        (10,611)              (24,208)        (21,933)
                                            ------------    ------------          ------------    ------------
         Income before income taxes ....    $    157,813    $    160,827          $    306,602    $    313,556
                                            ============    ============          ============    ============

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

Note C - Comprehensive Income

Total comprehensive income was $176,528,000 and $185,060,000 for the six month periods ended June 30, 2001 and 2000, respectively. The difference between total comprehensive income and net income was due to foreign currency translation adjustments and adjustments to the fair value of derivative instruments resulting from the adoption of SFAS 133, (see Note D -- New Accounting Pronouncements) as detailed below:

                                                                          For the Six Months Ended June 30,
                                                                                 2001          2000
                                                                              ----------    ----------
                                                                                   (in thousands)

         Net Income                                                           $  183,961    $  188,322
               Foreign currency translation, net of taxes                          2,203        (3,262)
               Unrealized loss on derivative instruments, net of  taxes           (9,636)           --
                                                                              ----------    ----------

               Total other comprehensive loss                                     (7,433)       (3,262)
                                                                              ----------    ----------

         Comprehensive income                                                 $  176,528    $  185,060
                                                                              ==========    ==========

Note D -- New Accounting Pronouncements

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

The fair value of the liability for all such interest rate swap agreements was approximately $9,579,000 on January 1, 2001 and $16,060,000 at June 30, 2001.

In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", ("SAB 101"). SAB 101, which was required to be adopted in the fourth quarter of 2000, had no impact on the Company's revenue recognition policies.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002 and, during 2002, will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company will be reviewing the statements to determine their effect.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales for the quarter were $2.1 billion, essentially flat as compared to the same period in 2000. Net income in the quarter was $94.7 million, a decrease of 2%. On a per-share diluted basis, net income in the quarter was $.55, even with the same quarter of the prior year.

For the six months ended June 30, 2001, sales totaled $4.2 billion, down 1% as compared to the first half of 2000, while net income was $184.0 million, a decrease of 2%. Diluted earnings per share were $1.06 for the first six months of 2001, even with the same period in 2000.

Sales for the Automotive Parts Group increased 3% for the quarter and 1% for the six months. This increase follows three quarters of flat or negative growth for this Group, and this quarter reflects the results of an overall improvement in the aftermarket industry. Sales for the Industrial Parts Group decreased 3% for the quarter and 2% for the six months, and EIS reported a 31% decrease for the quarter and 21% for the six-month period. These sales decreases are the result of reduced plant activity among manufacturers across the U.S. and Canada. EIS was more severely impacted with its large OEM customer segment in the electrical and electronics industry. The Office Products Group was up 4% for the quarter and 7% for the six months. S. P. Richards' growth rate slowed in the quarter due to an expected slowing in the industry. This Group's performance is strong relative to the industry due to strong marketing programs, continued expansion of product lines and emphasis on sales initiatives. Cost of goods sold increased slightly as a percentage of net sales compared to the same quarter of the prior year. Selling, administrative and other expenses decreased 1% for the quarter and the percentage of selling, administrative and other expenses to net sales decreased slightly, reflecting improved operating efficiencies.

The Company is currently a party to several interest rate swap agreements. The change in the fair value of these agreements in the first half of 2001 was $6.48 million.

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

PART II - OTHER INFORMATION

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 Annual Meeting of Shareholders of the Company was held on April 16, 2001, pursuant to notice given to shareholders of record on February 8, 2001, at which date there were 171,987,550 shares of Common Stock outstanding. At the Annual Meeting, the shareholders elected four Class III directors with terms to expire at the 2003 Annual Meeting. As to the following named individuals, the holders of 150,379,097 shares of the Company's Common Stock voted as follows:

         Class III                           For              Withhold Authority
         ---------                           ---              ------------------

         Jean Douville                   148,440,549              1,938,548
         Michael M. E. Johns, M.D.       148,385,158              1,993,939
         J. Hicks Lanier                 145,950,022              4,429,075
         Alana S. Shepherd               148,349,536              2,029,561

The following individuals' term of office as a director continued after the Annual Meeting:

         Class I                             Class II
         -------                             --------
         Bradley Currey, Jr.                 Richard W. Courts II
         Robert P. Forrestal                 Larry L. Prince
         Thomas C. Gallagher                 James B. Williams
         Lawrence G. Steiner

The shareholders also ratified the selection of Ernst & Young LLP as independent auditors of the Company for 2001. The holders of 146,221,153 shares of Common Stock voted in favor of the ratification, holders of 3,555,218 shares voted against, holders of 602,726 shares abstained, and there were no broker non-votes.

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

         Exhibit 3.2 Bylaws of the Company, as amended (incorporated herein by reference from the Company's Annual Report on Form
                           10-K, dated March 12, 2001).

     (b) No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Genuine Parts Company
                                    --------------------------------------------
                                    (Registrant)


Date July 31, 2001                  /s/ Jerry W. Nix
     -------------                  --------------------------------------------
                                    Jerry W. Nix
                                    Executive Vice President - Finance
                                    (Principal Financial and Accounting Officer)