Form 10-Q
period 2001-09-30
GENUINE PARTS CO
filed 2001-10-26
CIK 40987

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001           Commission File Number 1-5690

GENUINE PARTS COMPANY

(Exact name of registrant as specified in its charter)

GEORGIA	58-0254510

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA	30339

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 953-1700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (the close of the period covered by this report).

173,212,546

(Shares of Common Stock)

PART I — FINANCIAL INFORMATION

Form 10-Q

Item 1 — Financial Statements

GENUINE PARTS COMPANY and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	Sept. 30,	Dec. 31,
	2001	2000

	(Unaudited)
	(in thousands)

CURRENT ASSETS

Cash and cash equivalents	$108,914	$27,738

Trade accounts receivable, less allowance for doubtful accounts (2001 – $20,368; 2000 – $7,370)	1,085,419	1,031,662

Inventories – at lower of cost (substantially last-in, first-out method) or market	1,763,518	1,864,334

Prepaid and other current accounts	53,016	95,747

TOTAL CURRENT ASSETS	3,010,867	3,019,481

Goodwill, less accumulated amortization (2001 – $47,239; 2000 – $37,680)	451,191	451,435

Other assets	281,694	275,938

Total property, plant and equipment, less allowance for depreciation (2001 – $452,382; 2000 – $436,942)	359,872	395,260

TOTAL ASSETS	$4,103,624	$4,142,114

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$606,129	$635,499

Current portion of long-term debt and other borrowings	163,883	151,452

Income taxes	91,164	37,043

Dividends payable	49,345	47,494

Other current liabilities	94,370	116,825

TOTAL CURRENT LIABILITIES	1,004,891	988,313

Long-term debt	627,259	770,581

Deferred income taxes	58,176	77,814

Minority interests in subsidiaries	46,305	44,600

SHAREHOLDERS’ EQUITY

Stated capital:

Preferred Stock, par value – $1 per share Authorized – 10,000,000 shares – None Issued	-0-	-0-

Common Stock, par value – $1 per share Authorized – 450,000,000 shares Issued – 2001 – 173,212,546; 2000 – 172,389,688	173,213	172,390

Additional paid-in capital	10,126	-0-

Accumulated other comprehensive loss	(42,498)	(13,041)

Retained earnings	2,226,152	2,101,457

TOTAL SHAREHOLDERS’ EQUITY	2,366,993	2,260,806

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,103,624	$4,142,114

See notes to condensed consolidated financial statements.

FORM 10-Q

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2001	2000	2001	2000

	(in thousands except per share data)

Net sales	$2,099,191	$2,150,572	$6,273,139	$6,350,941

Cost of goods sold	1,468,879	1,494,775	4,376,691	4,425,421

	630,312	655,797	1,896,448	1,925,520

Selling, administrative & other expenses	483,286	502,403	1,442,820	1,458,570

Income before income taxes	147,026	153,394	453,628	466,950

Income taxes	58,810	61,665	181,451	186,899

NET INCOME	$88,216	$91,729	$272,177	$280,051

Basic net income per common share	$.51	$.53	$1.58	$1.59

Diluted net income per common share	$.51	$.53	$1.57	$1.59

Dividends declared per common share	$.285	$.275	$.855	$.825

Average common shares outstanding	173,081	174,192	172,554	175,763

Dilutive effect of stock options and non-vested restricted stock awards	901	267	847	331

Average common shares outstanding, assuming dilution	173,982	174,459	173,401	176,094

See notes to condensed consolidated financial statements.

FORM 10-Q

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended Sept. 30,

	(in thousands)
	2001	2000

OPERATING ACTIVITIES:

Net income	$272,177	$280,051

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	68,918	69,760

Other	6,679	4,418

Changes in operating assets and liabilities	69,313	(11,113)

NET CASH PROVIDED BY OPERATING ACTIVITIES	417,087	343,116

INVESTING ACTIVITIES:

Purchase of property, plant and equipment	(35,441)	(52,043)

Acquisitions of businesses and other investing activities	(17,335)	(43,468)

NET CASH USED IN INVESTING ACTIVITIES	(52,776)	(95,511)

FINANCING ACTIVITIES:

Proceeds from credit facilities, net of payments	(131,218)	(4,757)

Stock options exercised	7,825	—

Dividends paid	(147,321)	(143,210)

Purchase of stock	(12,421)	(104,445)

NET CASH USED IN FINANCING ACTIVITIES	(283,135)	(252,412)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	81,176	(4,807)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,738	45,735

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108,914	$40,928

See notes to condensed consolidated financial statements.

FORM 10-Q

NOTES TO FINANCIAL STATEMENTS

Note A — Basis of Presentation

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

In the opinion of management, all adjustments necessary to a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results for the entire year.

Note B – Segment Information

	Three month period ended Sept. 30,		Nine month period ended Sept. 30,

	2001	2000	2001	2000

	(in thousands)		(in thousands)
Net sales:

Automotive	$1,121,211	$1,078,221	$3,226,016	$3,169,367

Industrial	554,401	594,589	1,710,444	1,779,353

Office Products	343,989	345,893	1,047,851	1,002,927

Electrical/Electronic Materials	87,614	141,237	309,261	421,799

Other	(8,024)	(9,368)	(20,433)	(22,505)

Total net sales	$2,099,191	$2,150,572	$6,273,139	$6,350,941

Operating profit:

Automotive	$105,250	$103,157	$297,023	$292,603

Industrial	35,558	41,105	124,827	138,947

Office Products	29,590	29,979	103,295	96,092

Electrical/Electronic Materials	25	7,426	6,869	20,697

Total operating profit	170,423	181,667	532,014	548,339

Interest expense	(13,956)	(16,123)	(44,737)	(47,306)

Other, net	(9,441)	(12,150)	(33,649)	(34,083)

Income before income taxes	$147,026	$153,394	$453,628	$466,950

In connection with a 2000 management reporting change, certain corporate expenses were reclassified to the Automotive segment for 2000. Additionally, for management purposes, net sales by segment excludes the effect of certain discounts, incentives and freight billed to customers. The line item “Other” represents the net effect of certain discounts, incentives and freight billed to customers, which are reported as a component of net sales in the Company’s consolidated statements of income.

FORM 10-Q

Note C – Comprehensive Income

Total comprehensive income was $242,720,000 and $273,822,000 for the nine month periods ended September 30, 2001 and 2000, respectively. The difference between total comprehensive income and net income was due to foreign currency translation adjustments and adjustments to the fair value of derivative instruments resulting from the adoption of SFAS 133 (See Note D – New Accounting Pronouncements), as detailed below:

	For the Nine Months Ended Sept. 30,
	2001	2000

	(in thousands)
Net Income	$272,177	$280,051

Foreign currency translation, net of taxes	(7,781)	(6,229)

Unrealized loss on derivative instruments, net of taxes	(21,676)	—

Total other comprehensive loss	(29,457)	(6,229)

Comprehensive income	$242,720	$273,822

Note D – New Accounting Pronouncements

The Company enters into interest rate swap agreements to manage interest rate risk, thereby reducing exposure to future interest rate movements. Under interest rate swap agreements, the parties agree to exchange, at specific intervals, the difference between the fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). This statement requires the fair value of derivatives to be recorded as assets or liabilities. Gains or losses resulting from changes in the fair values of derivatives would be accounted for currently in earnings or comprehensive income depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. The Company adopted SFAS 133 on January 1, 2001. The adoption resulted in a $6,226,000 charge to other comprehensive income, net of tax, from a cumulative effect of a change in accounting principle, and a corresponding decrease in shareholders’ equity in the Company’s financial statements as of January 1, 2001. This adoption had no significant effect on net income.

The fair value of the liability for all such interest rate swap agreements was approximately $9,579,000 on January 1, 2001 and $36,004,000 at September 30, 2001.

In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”, (“SAB 101”). SAB 101, which was required to be adopted in the fourth quarter of 2000, had no impact on the Company’s revenue recognition policies.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 141 and SFAS 142. Other intangible assets will continue to be amortized over their useful lives. The Company will apply SFAS 141 and SFAS 142 on accounting for goodwill and other intangible assets beginning in the first quarter of 2002 and, during 2002, will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company is reviewing the SFAS 141 and SFAS 142 to determine their effect.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sales for the quarter were $2.1 billion, down 2% over the comparable period in 2000. Net income for the quarter was $88.2 million, a decrease of 4%. On a per-share diluted basis, net income in the quarter was $.51 versus $.53 in the same quarter of the prior year, a decrease of 4%.

FORM 10-Q

For the nine months ended September 30, 2001, sales totaled $6.3 billion, down 1% over the comparable period in 2000, while net income was $272.2 million, a decrease of 3%. Diluted earnings per share were $1.57 for the first nine months of 2001 and $1.59 for the same period in 2000, a decrease of 1%.

Sales for the Automotive Parts Group increased 4% during the quarter. This sales increase is a combination of the overall improvement in the aftermarket industry and the continued effectiveness of this group’s sales and marketing programs. Sales for the Office Products Group were down 1% for the quarter, indicative of the intense competition and economic slowdown in this industry. The reduction in industrial activity continues to affect Motion Industries, our Industrial Products Group, and EIS, our Electrical/Electronic Materials Group. Motion’s sales were down 7%, and EIS reported a 38% decrease for the quarter. Cost of goods sold increased slightly as a percentage of net sales as compared to the same quarter of the prior year. Selling, administrative and other expenses decreased 4% for the quarter; and the percentage of selling, administrative and other expenses to net sales decreased slightly representing headcount reduction and tight expense controls.

The Company is currently a party to several interest rate swap agreements. The change on the fair value of these agreements in the first nine months of 2001 was $26.5 million.

The ratio of current assets to current liabilities is 3.0 to 1 and the Company’s cash position is excellent.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in our Company’s filings with the Securities and Exchange Commission and in our reports to shareholders. All statements which address future operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to revenue, market share and net income growth, or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance. There are many factors which could cause actual results to differ materially from those anticipated by statements made in this report. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company’s products and services, the ability to maintain favorable supplier arrangements and relationships, competitive product and pricing pressures, the effectiveness of the Company’s promotional, marketing and advertising programs, electronic marketing, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as other risks and uncertainties discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report:

Exhibit 3.1	Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995)

Exhibit 3.2	Bylaws of the Company, as amended (incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 12, 2001)

(b) No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 2001.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date October 26, 2001	/s/ Jerry W. Nix Jerry W. Nix Executive Vice President - Finance (Principal Financial and Accounting Officer)