Form 10-K
period 2001-12-31
GENUINE PARTS CO
filed 2002-03-07
CIK 40987

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-5690

GENUINE PARTS COMPANY
 (Exact name of Registrant as specified in its Charter)

Georgia	58-0254510
(State of Incorporation)	(IRS Employer Identification No.)

2999 Circle 75 Parkway, Atlanta, Georgia 30339
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (770) 953-1700.

     Securities registered pursuant to Section 12(b) of the Act and the Exchange on which such securities are registered:

Common Stock, Par Value, $1 Per Share
New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [   ]

     The aggregate market value of the Registrant’s Common Stock (based upon the closing sales price reported by the New York Stock Exchange and published in The Wall Street Journal for February 7, 2002) held by non-affiliates as of February 7, 2002 was approximately $5,896,007,166.

     The number of shares outstanding of Registrant’s Common Stock, as of February 7, 2002: 173,820,966

     Certain portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2001 (the “Annual Report”) are incorporated by reference into this Form 10-K. Other than those portions of the Annual Report specifically incorporated by reference pursuant to Items 5 through 8 of Part II hereof, no other portions of the Annual Report shall be deemed so incorporated.

     Certain portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 2002 (the “Proxy Statement”) filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 13 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

PART I.

ITEM I.      BUSINESS.

     Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. In 2001, business was conducted throughout most of the United States, in Canada and in Mexico from approximately 1,800 locations. As used in this report, the “Company” refers to Genuine Parts Company and its subsidiaries, except as otherwise indicated by the context; and the terms “automotive parts” and “industrial parts” refer to replacement parts in each respective category.

Segment Data. For information regarding segment data, refer to the Company’s Audited Financial Statements as set forth on pages 17 and 33 of the Annual Report to Shareholders for 2001.

Competition – General. The distribution business, which includes all segments of the Company’s business, is highly competitive with the principal methods of competition being product quality, sufficiency of inventory, price and the ability to give the customer prompt and dependable service. The Company anticipates no decline in competition in any of its business segments in the foreseeable future.

Employees. As of December 31, 2001, the Company employed approximately 31,000 persons.

AUTOMOTIVE PARTS GROUP.

     The Automotive Parts Group, the largest division of the Company, distributes automotive replacement parts and accessory items. The Company is the largest member of the National Automotive Parts Association (“NAPA”), a voluntary trade association formed in 1925 to provide nationwide distribution of automotive parts. In addition to over 300,000 available part numbers, the Company, in conjunction with NAPA, offers complete inventory, cataloging, marketing, training and other programs in the automotive aftermarket. The Automotive Parts Group is working to develop additional channels of distribution through e-commerce initiatives.

     During 2001, the Company’s Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores (“auto parts stores” or “NAPA AUTO PARTS stores”) owned in the United States by Genuine Parts Company; automotive parts distribution centers and auto parts stores in Canada owned and operated by UAP, a wholly-owned subsidiary; auto parts stores in the United States operated by corporations in which Genuine Parts Company owned either a minority or majority interest; auto parts stores in Canada operated by corporations in which UAP owned a 50% interest; distribution centers owned by Balkamp, Inc., a majority-owned subsidiary; rebuilding plants owned by the Company and operated by its Rayloc division; distribution centers of ACDelco, Motorcraft and other automotive supplies owned and operated by Johnson Industries, a wholly-owned subsidiary; and automotive parts distribution centers and automotive parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. (“Auto Todo”), a company in which a wholly-owned subsidiary of Genuine Parts Company owns a controlling interest.

     In 2001, Johnson Industries acquired Coach and Motors, a single branch distribution center in Detroit, Michigan. The Automotive Parts Group acquired Morgan’s Auto Supply, four NAPA stores in Maine; Taylor Automotive, four NAPA stores in Indiana and Granger Supply Company, one NAPA store in Utah.

     The Company has a 15% interest in Mitchell Repair Information (“MRIC”), a subsidiary of Snap-on Incorporated. MRIC is a leading diagnostic and repair information company with over 35,000 North American subscribers linked to its services and information databases. MRIC’s core product, “Mitchell ON-DEMAND”, is a premier electronic repair information source in the automotive aftermarket.

     The Company’s NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, SUV’s, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes small engines and replacement parts for farm equipment and heavy duty equipment. The Company’s inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company’s domestic automotive operations purchase from more than 65 different suppliers, approximately 61% of 2001 automotive parts inventories were purchased from 10 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers, which has protected the Company from inventory obsolescence.

Distribution System. In 2001, Genuine Parts Company operated 61 domestic NAPA automotive parts distribution centers located in 38 states and approximately 840 domestic company-owned NAPA AUTO PARTS stores located in 43 states. At December 31, 2001, Genuine Parts Company owned either a minority or majority interest in 56 corporations which operated approximately 120 auto parts stores in 29 states.

     UAP, founded in 1926, is a Canadian leader in the distribution, marketing, and rebuilding of replacement parts and accessories for automobiles and trucks. UAP has annual sales of approximately $747 million Canadian ($482 million US) and employs approximately 4,200 people. UAP operates a network of 15 distribution centers supplying approximately 603 UAP/NAPA auto parts and 53 TRACTION wholesalers, which supply parts to small fleet owners and operators. These include approximately 170 company owned stores, 30 joint venture or progressive owners in which UAP owns a 50% interest, and approximately 406 independently owned stores. UAP supplies bannered installers and independent installers in all provinces of Canada, as well as networks of service stations and repair shops operating under the banners of national accounts. UAP is licensed to and uses the NAPA® name in Canada.

     In Mexico, Auto Todo owns and operates 10 distribution centers and 18 auto parts stores. Auto Todo is licensed to and uses the NAPA® name in Mexico.

     The Company’s distribution centers serve approximately 5,000 independently owned NAPA AUTO PARTS stores located throughout the market areas served. NAPA AUTO PARTS stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, these independent automotive parts stores account for approximately 25% of the Company’s total sales with no automotive parts store or group of automotive parts stores with individual or common ownership accounting for more than 0.5% of the total sales of the Company.

Products. Distribution centers have access to over 300,000 different parts and related supply items. Each item is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers. Most orders are filled and shipped the same day as received. The majority of sales are on terms which require payment within 30 days of the statement date. The Company does not manufacture any of the products it distributes. The majority of products are distributed under the NAPA® name, a mark licensed to the Company by NAPA.

Related Operations. A majority-owned subsidiary of Genuine Parts Company, Balkamp, Inc. (“Balkamp”), distributes a wide variety of replacement parts and accessory items for passenger cars, heavy duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the approximately 24,000 part numbers which constitute the “Balkamp” line of products which are distributed to the members of NAPA. These products are categorized in 160 different product groups purchased from more than 400 domestic suppliers and 130 foreign manufacturers. In addition to the Balkamp line of products, Balkamp distributes approximately 100 part numbers of nationally branded consumer appearance products and oils through their Automotive Redistribution Center. These products are cataloged separately for convenience for NAPA customers. BALKAMP®, a federally registered trademark, is important to the sales and marketing promotions of the Balkamp organization. Balkamp has four distribution centers located in Indianapolis and Plainfield, Indiana, Greenwood, Mississippi, and West Jordan, Utah.

     Johnson Industries (“Johnson”), a wholly-owned subsidiary of the Company, is an independent distributor of ACDelco, Motorcraft and other automotive supplies. Johnson, founded in 1924, sells primarily to large fleets and new car dealers as well as providing ACDelco products to NAPA members. Johnson has 12 distribution centers throughout the U.S.

     The Company, through its Rayloc division, also operates five plants where certain small automotive parts are rebuilt. These products are distributed to the members of NAPA under the NAPA brand name. Rayloc® is a mark licensed to the Company by NAPA.

Segment Data. In the year ended December 31, 2001, sales from the Automotive Parts Group approximated 51% of the Company’s net sales as compared to 50% in 2000 and 51% in 1999.

Service to NAPA AUTO PARTS Stores. The Company believes that the quality and the range of services provided to its automotive parts customers constitute a significant advantage for its automotive parts distribution system. Such services include fast and frequent delivery, obsolescence protection, parts cataloging (including the use of computerized NAPA AUTO PARTS catalogs) and stock adjustment through a continuing parts classification system which allows independent jobbers to return certain merchandise on a scheduled basis. The Company offers its NAPA AUTO PARTS store customers various management aids, marketing aids and service on topics such as inventory control, cost analysis, accounting procedures, group insurance and retirement benefit plans, marketing conferences and seminars, sales and advertising manuals and training programs. Point of sale/inventory management is available through TAMS® (Total Automotive Management Systems), a computer system designed and developed by the Company for the NAPA AUTO PARTS store.

     In association with NAPA, the Company has developed and refined an inventory classification system to determine optimum distribution center and auto parts store inventory levels for automotive parts stocking based on automotive registrations, usage rates, production statistics, technological advances and other similar factors. This system, which undergoes continuous analytical review, is an integral part of the Company’s inventory control procedures and comprises an important feature of the inventory management services, which the Company makes available to its NAPA AUTO PARTS store customers. Over the last 10 years, losses to the Company from obsolescence have been insignificant, and the Company attributes this to the successful operation of its classification system, which involves product return privileges with most of its suppliers.

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

NAPA. The Company is a member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive replacement parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose members in 2001 operated 68 distribution centers located throughout the United States, 61 of which were owned and operated by the Company. NAPA develops marketing concepts and programs that may be used by its members. It is not involved in the chain of distribution.

     Among the automotive lines that each NAPA member purchases and distributes are certain lines designated, cataloged, advertised and promoted as “NAPA” lines. The members are not required to purchase any specific quantity of parts so designated and may, and do, purchase competitive lines from other supply sources.

     The Company and the other NAPA members use the federally registered trademark NAPA® as part of the trade name of their distribution centers and parts stores. The Company contributes to NAPA’s national advertising program, which is designed to increase public recognition of the NAPA name and to promote NAPA product lines.

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

INDUSTRIAL PARTS GROUP.

     The Industrial Parts Group distributes industrial replacement parts and related supplies throughout the United States, Canada, and Mexico. This Group distributes industrial bearings and power transmission equipment replacement parts, including hydraulic and pneumatic products, material handling components, agricultural and irrigation equipment and related supplies. The Group is continuing to enhance their internet-based procurement solutions with MotionMRO.com.

     The Company distributes industrial parts in the United States through Motion Industries, Inc. (“Motion”), headquartered in Birmingham, Alabama. Motion Industries is a wholly-owned subsidiary of the Company. In Canada, industrial parts are distributed by Motion Industries (Canada), Inc. [“Motion (Canada)”], an operating group in the North American structure. Motion (Canada)’s service area includes nine provinces of Alberta, British Columbia, Manitoba, New Brunswick, Newfoundland, Nova Scotia, Ontario, Quebec, and Saskatchewan. In Mexico, industrial parts are distributed by another operating division, Motion Industries (Mexico) [(“Motion (Mexico)”], through a partnership with power transmission specialist Refacciones Industriales de Mexico (RIMSA). Motion (Mexico) serves the market through seven locations in seven major Mexican cities. The Company has return privileges with most of its suppliers, which has protected the Company from inventory obsolescence.

     As of December 31, 2001, the Group served more than 150,000 customers in all types of industries located throughout the United States, Mexico and Canada.

Distribution System. In North and South America, the Industrial Parts Group operates 503 branches, nine distribution centers, three redistribution centers, and 27 service centers. The distribution centers stock and distribute more than 200,000 different items purchased from more than 250 different suppliers. Approximately 65% of 2001 total industrial purchases were made from 10 major suppliers. Sales are generated from the Group’s branches located in 48 states, nine provinces in Canada, and seven cities in Mexico. Each branch has warehouse facilities that stock significant amounts of inventory representative of the lines of products used by customers in the respective market area served.

     Motion (Canada) operates an industrial parts and two distribution centers for the 64 Canadian locations serving industrial and agricultural markets. Motion (Canada) also distributes irrigation systems and related supplies.

Products. The Industrial Parts Group distributes a wide variety of products to its customers, primarily industrial concerns, to maintain and operate plants, machinery and equipment. Products include such items as hoses, belts, bearings, pulleys, pumps, valves, chains, gears, sprockets, speed reducers and electric motors. The nature of this Group’s business demands the maintenance of large inventories and the ability to provide prompt and demanding delivery requirements. Virtually all of the products distributed are installed by the customer. Most orders are filled immediately from existing stock and deliveries are normally made within 24 hours of receipt of order. The majority of all sales are on open account.

Related Information. Non-exclusive distributor agreements are in effect with most of the Group’s suppliers. The terms of these agreements vary; however, it has been the experience of the Group that the custom of the trade is to treat such agreements as continuing until breached by one party, or until terminated by mutual consent.

Integrated Supply. Motion’s integrated supply process reduces the costs associated with MRO (Maintenance, Repair and Operation) inventory management, but also enables the manufacturing customer to focus on its core competency, free working capital associated with inventories, improve service levels to end-users, and allow management to focus on more strategic concerns. Motion’s integrated supply process analyzes a customer’s current operation to develop integration goals and then provides solutions based on industry’s accepted best practices.

Segment Data. In the year ended December 31, 2001, sales from the Company’s Industrial Parts Group approximated 27% of the Company’s net sales as compared to 28% in 2000 and 27% in 1999.

Competition. The Industrial Parts Group competes with other distributors specializing in the distribution of such items, general line distributors and others who have developed or joined integrated supply programs. To a lesser extent, the Group competes with manufacturers that sell directly to the customer.

OFFICE PRODUCTS GROUP.

     The Office Products Group, operated through S. P. Richards Company (“S. P. Richards”), a wholly-owned subsidiary of the Company, is headquartered in Atlanta, Georgia. S. P. Richards is engaged in the wholesale distribution of a broad line of office and other products that are used in the daily operation of businesses, schools, offices and institutions. Office products fall into the general categories of computer supplies, imaging supplies, office machines, general office supplies, janitorial supplies, breakroom supplies, and office furniture. Horizon USA Data Supplies, Inc., a wholly-owned subsidiary of S. P. Richards, is a computer supplies distributor headquartered in Reno, Nevada. In 2001, Horizon opened facilities in Toronto, Canada and Cranbury, New Jersey. The Office Products Group is developing several web-based products to benefit resellers, manufacturers and consumers.

     The Office Products Group is represented in Canada through Norwestra Sales (1992), Inc. (“Norwestra”). With its headquarters near Vancouver, British Columbia, Norwestra services office product resellers throughout Western Canada with locations in Vancouver, Toronto, Calgary and Winnipeg.

     The Office Products Group distributes computer supplies including diskettes, printer supplies, printout paper and printout binders; office furniture to include desks, credenzas, chairs, chair mats, partitions, files and computer furniture; office machines to include telephones, answering machines, calculators, typewriters, shredders and copiers; and general office supplies to include copier supplies, desk accessories, business forms, accounting supplies, binders, report covers, writing instruments, note pads, envelopes, secretarial supplies, mailroom supplies, filing supplies, art/drafting supplies, janitorial supplies, breakroom supplies and audio visual supplies. The Company has return privileges with most of its suppliers, which has protected the Company from inventory obsolescence.

     The Office Products Group distributes more than 30,000 items to over 6,000 office supply dealers from 44 facilities located in 28 states and Canada. Approximately 50% of 2001 total office products purchases were made from 10 major suppliers.

     The Office Products Group sells to resellers of office products. Customers are offered comprehensive marketing programs, which include flyers, other promotional material and personalized product catalogs. The marketing programs are supported by all the Group’s distribution centers which stock all cataloged products and have the capability to provide overnight delivery.

     While many recognized brand-name items are carried in inventory, S. P. Richards also markets items produced for it under its own SPARCO® brand name, as well as its NATURE SAVER® brand of recycled products, Elite Image™ printer supplies, Brittannia brand of fashionable writing instruments, and Compucessory™ brand of computer supplies and accessories.

Segment Data. In the year ended December 31, 2001, sales from the Company’s Office Products Group approximated 17% of the Company’s net sales as compared to 16% in 2000 and 15% in 1999.

Competition. In the distribution of office supplies to retail dealers, S. P. Richards competes with many other wholesale distributors as well as with manufacturers of office products and large national retail chains.

ELECTRICAL/ELECTRONIC MATERIALS GROUP.

     The Electrical/Electronic Materials Group was formed on July 1, 1998 through the acquisition of EIS, Inc. (“EIS”). This Group distributes materials for the manufacture and repair of electrical and electronic apparatus. With branch locations in 36 cities nationwide and in Mexico, this Group stocks over 100,000 items, from insulating and conductive materials to assembly tools and test equipment. This Group also has three manufacturing facilities that provide custom fabricated parts and one manufacturing plant that produces printed circuit board drillroom products. The Electrical/Electronic Materials Group is an important single source to original equipment manufacturers, repair shops, the electronic assembly market, and printed circuit board manufacturers. EIS actively utilizes its E-commerce Internet site to present its products to customers while allowing these on-line visitors to conveniently purchase from a large product assortment.

     In 2001, the Company distributed electrical materials through EIS, headquartered in Atlanta, Georgia. Electronic materials were distributed through EIS’s operating divisions, Com-Kyl and Circuit Supply. Both electrical and electronic products are distributed from warehouse locations in major user markets throughout the U.S. The Company has return privileges with most of its suppliers, which has protected the Company from inventory obsolescence.

Products. The Electrical/Electronic Materials Group distributes a wide variety of products to customers from over 400 vendors. Products include such items as magnet wire, copper clad laminate, conductive materials, insulating and shielding materials, assembly tools, test equipment, adhesives and chemicals, pressure sensitive tapes, solder, anti-static products, and thermal management products. To meet the prompt delivery demands of its customers, this Group maintains large inventories. The majority of sales are on open account. Approximately 50% of 2001 total Electrical/Electronic Materials Group purchases were made from 25 major suppliers.

Integrated Supply. The Electrical/Electronic Materials Group’s integrated supply programs are a part of the marketing strategy, as a greater number of customers—especially national accounts—are given the opportunity to participate in this low-cost, high-service capability. The Group developed AIMS (Advanced Inventory Management System), a totally integrated, highly automated solution for inventory management. The Group’s Integrated Supply offering also includes SupplyPro, an electronic vending dispenser used to eliminate costly tool crib, or in-house stores, at customer warehouse facilities.

Segment Data. In the year ended December 31, 2001 sales from the Company’s Electrical/Electronic Materials Group approximated 5% of the Company’s sales, as compared to 6% in 2000 and 7% in 1999.

Competition. The Electrical/Electronic Materials Group competes with other distributors specializing in the distribution of electrical and electronic products, general line distributors, and, to a lesser extent, manufacturers that sell directly to customers.

* * * * * * * * * *

Executive Officers of the Company. The table below sets forth the name and age of each person deemed to be an executive officer of the Company as of February 7, 2002, the position or office held by each and the period during which each has served as such. Each executive officer is elected by the Board of Directors and serves at the pleasure of the Board of Directors until his successor has been elected and has qualified, or until his earlier death, resignation, removal, retirement or disqualification.

			Year First
Name	Age	Position of Office	Assumed Position

Larry L. Prince	63	Chairman of the Board of Directors and Chief Executive Officer	1990/1989
Thomas C. Gallagher	54	President and Chief Operating Officer	1990
George W. Kalafut	67	Executive Vice President	1991
Jerry W. Nix	56	Executive Vice President – Finance *	2000
Edward Van Stedum	52	Senior Vice President-Human Resources	1996

*	Also serves as the Company’s Principal Financial and Accounting Officer.

     All executive officers have been employed by and have served as officers of the Company for at least the last five years.

Forward Looking Statements. Statements in this report or incorporated herein constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that its forward-looking statements involve risks and uncertainties. The Company undertakes no duty to update its forward-looking statements, which reflect the Company’s beliefs, expectations, and plans as of the present. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company’s products and services, the ability to maintain favorable supplier arrangements and relationships, competitive product and pricing pressures, the effectiveness of the Company’s promotional, marketing and advertising programs, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as other risks and uncertainties discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

ITEM 2.      PROPERTIES.

     The Company’s headquarters and Automotive Parts Group headquarters are located in two adjacent office buildings owned by Genuine Parts Company in Atlanta, Georgia.

     The Company’s Automotive Parts Group currently operates 61 NAPA Distribution Centers in the United States distributed among eight geographic divisions. Approximately 90% of the distribution center properties are owned by the Company. At December 31, 2001, the Company operated approximately 840 NAPA AUTO PARTS stores located in 43 states, and the Company owned either a minority or majority interest in approximately 120 additional auto parts stores located in 29 states. Other than NAPA AUTO PARTS stores located within Company owned distribution centers, most of the automotive parts stores in which the Company has an ownership interest were operated in leased facilities. In addition, UAP operated 15 distribution centers and approximately 200 automotive parts and TRACTION stores in Canada, and Auto Todo operates 10 distribution centers and 18 stores in Mexico. The Company’s Automotive Parts Group also operates four Balkamp distribution centers, five Rayloc rebuilding plants, one transfer and shipping facility, and twelve Johnson Industries distribution centers.

     The Company’s Industrial Parts Group, operating through Motion, Motion (Canada) and Motion (Mexico), operates 9 distribution centers, 3 redistribution centers, 27 service centers and 503 branches. Approximately 90% of these branches are operated in leased facilities.

     The Company’s Office Products Group operates 40 facilities in the United States and 4 facilities in Canada distributed among the Group’s five geographic divisions. Approximately 75% of these facilities are operated in leased buildings.

     The Company’s Electrical/Electronic Materials Group operates in 34 cities in the United States and 2 cities in Mexico. All of this Group’s 36 facilities are operated in leased buildings except three facilities, which are owned.

     For additional information regarding rental expense on leased properties, see “Note 5 of Notes to Consolidated Financial Statements” on Page 30 of the Company’s Annual Report to Shareholders for the year ended December 31, 2001.

ITEM 3.      LEGAL PROCEEDINGS.

     The Company is subject to various legal and governmental proceedings, many involving routine litigation incidental to the businesses. At any given time, the Company is a party to several hundred product liability and other lawsuits resulting from its national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts distributed by the Company. While litigation of any type contains an element of uncertainty, the Company believes that its defense and ultimate resolution of pending and reasonably anticipated claims will continue to occur within the ordinary course of the Company’s business, and that resolution of these claims will not have a material adverse effect on the Company’s operations or consolidated business and financial condition.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

PART II.

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information required by this item is set forth under the heading “Market and Dividend Information” on Page 16 of the Company’s Annual Report to Shareholders for the year ended December 31, 2001, and is incorporated herein by reference. During the year of 2001, the Company issued an aggregate of approximately 643,303 shares of Company stock in connection with the acquisition of three companies. This number of shares is subject to change based upon closing amount settlements, indemnification obligations and the satisfaction of earnout thresholds. All such shares were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations thereunder. Such acquisitions were: Johnson Industries, Inc. which closed on January 5, 1999 (additional earnout shares issued in 2001); Morgan’s Auto Supply, which closed January 1, 2001; Taylor Automotive, Incorporated and Tayco, Inc., which closed March 1, 2001; and Granger Supply Company, Inc., which closed March 31, 2001.

ITEM 6.      SELECTED FINANCIAL DATA.

     Information required by this item is set forth under the heading “Selected Financial Data” on Page 16 of the Company’s Annual Report to Shareholders for the year ended December 31, 2001, and is incorporated herein by reference.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS.

     Information required by this item is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 18 through 21 of the Company’s Annual Report to Shareholders for the year ended December 31, 2001, and is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information related to this item is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 18 through 21 and under “Note 3 – Credit Facilities” on Pages 29 and 30 of the Company’s Annual Report to Shareholders for the year ended December 31, 2001, and is incorporated herein by reference.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information required by this item is set forth in the consolidated financial statements on Pages 17 and 23 through 33, in “Report of Independent Auditors” on Page 22, and under the heading “Quarterly Results of Operations” on Page 21, of the Company’s Annual Report to Shareholders for the year ended December 31, 2001, and is incorporated herein by reference.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                        DISCLOSURE.

     Not applicable.

PART III.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item is set forth under the headings “Nominees for Director” and “Members of the Board of Directors Continuing in Office” on Pages 3 through 5 of the definitive proxy statement for the Company’s Annual Meeting to be held on April 15, 2002, and is incorporated herein by reference. Certain information required by this Item is included in and incorporated by reference to Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 11.       EXECUTIVE COMPENSATION.

     Information required by this item is set forth under the heading “Executive Compensation and Other Benefits” on Pages 8 and 9, and under the headings “Compensation Committee Interlocks and Insider Participation”, “Compensation Pursuant to Plans” and “Termination of Employment and Change of Control Arrangements” on Pages 12 through 15 of the definitive proxy statement for the Company’s Annual Meeting to be held on April 15, 2002, and is incorporated herein by reference. In no event shall the information contained in the definitive proxy statement for the Company’s 2001 Annual Meeting on Pages 10 through 12 under the heading “Compensation and Stock Option Committee Report on Executive Compensation”; on Pages 16 and 17 under the heading “Performance Graph”; or on Pages 17 and 18 under the heading “Audit Committee Report” be incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is set forth under the headings “Common Stock Ownership of Certain Beneficial Owners” and “Common Stock Ownership of Management” on Pages 5 through 8 of the definitive proxy statement for the Company’s Annual Meeting to be held on April 15, 2002, and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

PART IV.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

     (3)  The following Exhibits are filed as part of this report in Item 14(c):

Exhibit 3.1	Restated Articles of Incorporation of the Company, dated as of April 18, 1988, and as amended April 17, 1989 and amendments to the Restated Articles of Incorporation of the Company, dated as of November 20, 1989 and April 18, 1994. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

Exhibit 3.2	By-laws of the Company, as amended February 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 12, 2001.)

Exhibit 4.1	Shareholder Protection Rights Agreement, dated as of November 15, 1999, between the Company and SunTrust Bank, Atlanta, as Rights Agent. (Incorporated herein by reference from the Company’s Report on Form 8-K, dated November 15, 1999.)

Exhibit 4.2	Specimen Common Stock Certificate. (Incorporated herein by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-63874.)

Exhibit 4.3	Note Purchase Agreement, dated November 30, 2001.

Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

Exhibit 10.1 *	1988 Stock Option Plan. (Incorporated herein by reference from the Company’s Annual Meeting Proxy Statement, dated March 9, 1988.)

Exhibit 10.2 *	Form of Amendment to Deferred Compensation Agreement, adopted February 13, 1989, between the Company and certain executive officers of the Company. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 15, 1989.)

Exhibit 10.3 *	Form of Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company providing for a supplemental employee benefit upon a change in control of the Company. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 15, 1989.)

Exhibit 10.4 *	Genuine Parts Company Supplemental Retirement Plan, effective January 1, 1991. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 1991.)

Exhibit 10.5 *	1992 Stock Option and Incentive Plan, effective April 20, 1992. (Incorporated herein by reference from the Company’s Annual Meeting Proxy Statement, dated March 6, 1992.)

Exhibit 10.6 *	Restricted Stock Agreement dated March 31, 1994, between the Company and Larry L. Prince. (Incorporated herein by reference from the Company’s Form 10-Q, dated May 6, 1994.)

Exhibit 10.7 *	Restricted Stock Agreement dated March 31, 1994, between the Company and Thomas C. Gallagher. (Incorporated herein by reference from the Company’s Form 10-Q, dated May 6, 1994.)

Exhibit 10.8 *	The Genuine Parts Company Restated Tax-Deferred Savings Plan, effective January 1, 1993. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

Exhibit 10.9 *	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, effective January 1, 1995. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

Exhibit 10.10 *	Genuine Partnership Plan, as amended and restated January 1, 1994. (Incorporated herein by reference form the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

Exhibit 10.11 *	Genuine Parts Company Pension Plan, as amended and restated effective January 1, 1989. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

Exhibit 10.12 *	Amendment No. 1 to the Genuine Partnership Plan, effective September 1, 1995. (Incorporated herein by reference to the Company’s Form 10-K, dated March 7, 1996.)

Exhibit 10.13 *	Amendment No. 1 to the Genuine Parts Company Pension Plan, effective April 1, 1995. (Incorporated herein by reference to the Company’s Form 10-K, dated March 7, 1996.)

Exhibit 10.14 *	Amendment No. 2 to the Genuine Parts Company Pension Plan, dated September 28, 1995, effective January 1, 1995. (Incorporated herein by reference to the Company’s Form 10-K, dated March 7, 1996.)

Exhibit 10.15 *	Genuine Parts Company Directors’ Deferred Compensation Plan, effective November 1, 1996. (Incorporated herein by reference to the Company’s Form 10-K, dated March 10, 1997.)

Exhibit 10.16 *	Amendment No. 3 to the Genuine Parts Company Pension Plan dated May 24, 1996, effective January 1, 1996. (Incorporated herein by reference to the Company’s Form 10-K, dated March 10, 1997.)

Exhibit 10.17 *	Amendment No. 4 to the Genuine Parts Company Pension Plan dated December 3, 1996, effective January 1, 1996. (Incorporated herein by reference to the Company’s Form 10-K, dated March 10, 1997.)

Exhibit 10.18 *	Amendment No. 2 to the Genuine Partnership Plan, dated December 3, 1996, effective November 1, 1996. (Incorporated herein by reference to the Company’s Form 10-K, dated March 10, 1997.)

Exhibit 10.19 *	Amendment No. 4-A to the Genuine Parts Company Pension Plan, dated August 29, 1997, effective January 1, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)

Exhibit 10.20 *	Amendment No. 5 to the Genuine Parts Company Pension Plan, dated August 7, 1997. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)

Exhibit 10.21 *	Amendment No. 6 to the Genuine Parts Company Pension Plan, dated October 6, 1997, effective January 1, 1997. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)

Exhibit 10.22 *	Amendment No. 3 to the Genuine Partnership Plan, dated August 7, 1997. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)

Exhibit 10.23 *	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, dated August 29, 1997, effective August 15, 1997. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)

Exhibit 10.24 *	Genuine Parts Company Death Benefit Plan, effective July 15, 1997. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)

Exhibit 10.25 *	Amendment No. 4 to the Genuine Partnership Plan, dated August 19, 1998, effective January 1, 1998. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1999.)

Exhibit 10.26 *	Amendment No. 5 to the Genuine Partnership Plan, dated December 7, 1998, effective January 1, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1999.)

Exhibit 10.27 *	Amendment No. 6 to the Genuine Partnership Plan, dated December 7, 1998, effective January 1, 1994. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1999.)

Exhibit 10.28 *	Amendment No. 7 to the Genuine Parts Company Pension Plan, dated August 19, 1998, effective January 1, 1998. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1999.)

Exhibit 10.29 *	Genuine Parts Company 1999 Long-Term Incentive Plan. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1999.)

Exhibit 10.30 *	Genuine Parts Company 1999 Annual Incentive Bonus Plan, effective April 19, 1995. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1999.)

Exhibit 10.31 *	Restricted Stock Agreement dated February 25, 1999, between the Company and Larry L. Prince. (Incorporated herein by reference from the Company’s Form 10-Q, dated May 3, 1999.)

Exhibit 10.32 *	Restricted Stock Agreement dated February 25, 1999, between the Company and Thomas C. Gallagher. (Incorporated herein by reference from the Company’s Form 10-Q, dated May 3, 1999.)

Exhibit 10.33 *	Amendment No. 8 to the Genuine Parts Company Pension Plan, dated January 26, 1999, effective September 30, 1998. (Incorporated herein by reference from the Company’s Form 10-K, dated March 10, 2000.)

Exhibit 10.34 *	Amendment No. 9 to the Genuine Parts Company Pension Plan, dated December 30, 1999, effective January 1, 1989; December 31, 1999; and January 1, 2000. (Incorporated herein by reference from the Company’s Form 10-K, dated March 10, 2000.)

Exhibit 10.35 *	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Form 10-K, dated March 10, 2000.)

Exhibit 10.36 *	Amendment to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Form 10-K, dated March 10, 2000.)

Exhibit 10.37 *	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Form 10-K, dated March 10, 2000.)

Exhibit 10.38 *	Amendment to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Form 10-K, dated March 10, 2000.)

Exhibit 10.39 *	Amendment to the Genuine Parts Company Supplemental Retirement Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Form 10-K, dated March 10, 2000.)

Exhibit 10.40 *	Amendment No. 7 to the Genuine Partnership Plan, dated January 26, 1999, effective January 1, 1999. (Incorporated herein by reference from the Company’s Form 10-K, dated March 10, 2000.)

Exhibit 10.41 *	Amendment No. 8 to the Genuine Partnership Plan, dated February 4, 1999, effective January 1, 1999. (Incorporated herein by reference from the Company’s Form 10-K, dated March 10, 2000.)

Exhibit 10.42 *	Amendment No. 9 to the Genuine Partnership Plan, dated April 5, 1999, effective April 1, 1999. (Incorporated herein by reference from the Company’s Form 10-K, dated March 10, 2000.)

Exhibit 10.43 *	Amendment No. 10 to the Genuine Partnership Plan, dated December 30, 1999, effective November 30, 1999. (Incorporated herein by reference from the Company’s Form 10-K, dated March 10, 2000.)

Exhibit 10.44*	Amendment No. 11 to the Genuine Partnership Plan, dated January 19, 2001, effective April 1, 2000. (Incorporated herein by reference from the Company’s Form 10-K, dated March 12, 2001.)

Exhibit 10.45*	Amendment No. 12 to the Genuine Partnership Plan, dated January 19, 2001, effective December 29, 2000. (Incorporated herein by reference from the Company’s Form 10-K, dated March 12, 2001.)

Exhibit 10.46*	Amendment No. 10 to the Genuine Parts Company Pension Plan, dated November 28, 2001, effective July 1, 2001.

Exhibit 10.47*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001.

Exhibit 10.48*	Amendment No. 4 to the Genuine Parts Company Supplemental Retirement Plan, dated November 28, 2001, effective July 1, 2001.

Exhibit 10.49*	Trust Agreement Executed in Conjunction with the Genuine Parts Company Supplemental Retirement Plan, dated July 1, 2001, effective July 1, 2001.

Exhibit 10.50*	Amendment No. 1 to the Trust Agreement Executed in Conjunction with the Genuine Parts Company Non-Qualified Deferred Compensation Plans, dated December 5, 2001, effective July 1, 2001.

Exhibit 10.51*	Group Insurance Plan for Employees of Genuine Parts Company, as amended and restated effective January 1, 2000.

* Indicates executive compensation plans and arrangements.

Exhibit 13	The following sections and pages of the 2001 Annual Report to Shareholders:

- Selected Financial Data on Page 16
- Market and Dividend Information on Page 16
- Management’s Discussion and Analysis of Financial Condition on Pages 18-21
- Quarterly Results of Operations on Page 21
- Segment Data on Page 17
- Report of Independent Auditors on Page 22
- Consolidated Financial Statements and Notes to Consolidated Financial Statements on Pages 23-33.

Exhibit 21	Subsidiaries of the Company

Exhibit 23	Consent of Independent Auditors

(b)	Reports on Form 8-K. There were no Reports on Form 8-K filed for the period ended December 31, 2001.

(c)	Exhibits. The response to this portion of Item 14 is submitted as a separate section of this report.

(d)	Financial Statement Schedules. The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUINE PARTS COMPANY

/s/ Larry L. Prince	3/7/02	/s/ Jerry W. Nix	3/7/02

Larry L. Prince	(Date)	Jerry W. Nix	(Date)
Chairman of the Board		Executive Vice President – Finance
and Chief Executive Officer		(Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard W. Courts II	2/18/02	/s/ Bradley Currey, Jr.	2/18/02

Richard W. Courts II	(Date)	Bradley Currey, Jr.	(Date)
Director		Director

		/s/ Robert P. Forrestal	2/18/02

Jean Douville	(Date)	Robert P. Forrestal	(Date)
Director		Director

/s/ Thomas C. Gallagher	2/18/02	/s/ Michael M. E. Johns	2/18/02

Thomas C. Gallagher	(Date)	Michael M. E. Johns	(Date)
Director		Director
President and Chief Operating Officer

/s/ J. Hicks Lanier	2/18/02	/s/ Larry L. Prince	2/18/02

J. Hicks Lanier	(Date)	Larry L. Prince	(Date)
Director		Director, Chairman of the Board and Chief Executive Officer

/s/ Alana S. Shepherd	2/18/02	/s/ Lawrence G. Steiner	2/18/02

Alana S. Shepherd	(Date)	Lawrence G. Steiner	(Date)
Director		Director

/s/ James B. Williams	2/18/02

James B. Williams	(Date)
Director

Annual Report on Form 10-K

Item 14(a)(1) and (2),(c) and (d)

List of Financial Statements

Certain Exhibits

Year Ended December 31, 2001

Genuine Parts Company

Atlanta, Georgia

Form 10-K – Item 14(a)(1) and (2)

Genuine Parts Company and Subsidiaries

Index of Financial Statements

The following consolidated financial statements of Genuine Parts Company and Subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2001, are incorporated by reference in Item 8:

Consolidated balance sheets – December 31, 2001 and 2000

Consolidated statements of income – Years ended December 31, 2001, 2000 and 1999

Consolidated statements of cash flows – Years ended December 31, 2001, 2000 and 1999

Notes to consolidated financial statements – December 31, 2001

The following consolidated financial statement schedule of Genuine Parts Company and subsidiaries is included in Item 14(d):

Schedule II – Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Annual Report on Form 10-K
Item 14(d)
Financial Statement Schedule II – Valuation and Qualifying Accounts
Genuine Parts Company and Subsidiaries

	Balance at	Charged			Balance at
	Beginning	to Costs	Other		End
	of Period	and Expenses	Additions	Deductions	of Period

Year ended December 31, 1999:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$5,018,902	$14,402,137	$1,479,685 [1]	$(13,972,115)[2]	$6,928,609
Year ended December 31, 2000:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	6,928,609	13,875,788	—	(13,433,963)[2]	7,370,434
Year ended December 31, 2001:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	7,370,434	26,515,715	—	(24,621,880)[2]	9,264,269
Reserve for facility consolidations	$—	$18,300,000 [4]	$—	$(400,000)[3]	$17,900,000

1	Allowance for uncollectible accounts related to significant acquisitions.

2	Uncollectible accounts written off, net of recoveries.

3	Facility consolidation expenses paid in 2001.

4	Facility consolidation expenses accrued in 2001.

ANNUAL REPORT ON FORM 10-K

ITEM 14(a)(3)

LIST OF EXHIBITS

     The following Exhibits are filed as a part of this Report:

4.3	Note Purchase Agreement, dated November 30, 2001.

10.46*	Amendment No. 10 to the Genuine Parts Company Pension Plan, dated November 28, 2001, effective July 1, 2001.

10.47*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001.

10.48*	Amendment No. 4 to the Genuine Parts Company Supplemental Retirement Plan, dated November 28, 2001, effective July 1, 2001.

10.49*	Trust Agreement Executed in Conjunction with the Genuine Parts Company Supplemental Retirement Plan, dated July 1, 2001, effective July 1, 2001.

10.50*	Amendment No. 1 to the Trust Agreement Executed in Conjunction with the Genuine Parts Company Non-Qualified Deferred Compensation Plans, dated December 5, 2001, effective July 1, 2001.

10.51*	Group Insurance Plan for Employees of Genuine Parts Company, as amended and restated effective January 1, 2000.

13	The following Sections and Pages of Annual Report to Shareholders for 2001:
- Selected Financial Data on Page 16
- Market and Dividend Information on Page 16
- Management’s Discussion and Analysis of Financial Condition on Pages 18 – 21
- Quarterly Results of Operations on Page 21
- Segment Data on Page 17
- Report of Independent Auditors on Page 22
- Consolidated Financial Statements and Notes to Consolidated Financial Statements on Pages 23 – 33

21	Subsidiaries of the Company

23	Consent of Independent Auditors

The following Exhibits are incorporated by reference as set forth in Item 14 on pages 11-15 of this Form 10-K:

-	3.1	Restated Articles of Incorporation of the Company, dated April 18, 1988, and as amended April 17, 1989 and amendments to the Restated Articles of Incorporation of the Company, dated November 20, 1989 and April 18, 1994.
-	3.2	By-laws of the Company, as amended February 19, 2001.
-	4.1	Shareholder Protection Rights Agreement, dated November 15, 1999, between the Company and SunTrust Bank, Atlanta, as Rights Agent. (Incorporated herein by reference from the Company’s Report on Form 8-K, dated November 15, 1999.)
-	4.2	Specimen Common Stock Certificate. (Incorporated herein by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-63874)

Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

-	10.1*	1988 Stock Option Plan.
-	10.2*	Form of Amendment to Deferred Compensation Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company.
-	10.3*	Form of Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company providing for a supplemental employee benefit upon a change in control of the Company.
-	10.4*	Genuine Parts Company Supplemental Retirement Plan, effective January 1, 1991.
-	10.5*	1992 Stock Option and Incentive Plan, effective April 20, 1992.
-	10.6*	Restricted Stock Agreement dated March 31, 1994, between the Company and Larry L. Prince.
-	10.7*	Restricted Stock Agreement dated March 31, 1994, between the Company and Thomas C. Gallagher.
-	10.8*	The Genuine Parts Company Restated Tax-Deferred Savings Plan, effective January 1, 1993.
-	10.9*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, effective January 1, 1995.
-	10.10*	Genuine Partnership Plan, as amended and restated January 1, 1994.
-	10.11*	Genuine Parts Company Pension Plan, as amended and restated, effective January 1, 1989.
-	10.12*	Amendment No. 1 to the Genuine Partnership Plan, effective September 1, 1995.
-	10.13*	Amendment No. 1 to the Genuine Parts Company Pension Plan, effective April 1, 1995.
-	10.14*	Amendment No. 2 to the Genuine Parts Company Pension Plan, dated September 28, 1995, effective January 1, 1995.
-	10.15*	Genuine Parts Company Directors’ Deferred Compensation Plan, effective November 1, 1996.

-	10.16*	Amendment No. 3 to the Genuine Parts Company Pension Plan, dated May 24, 1996, effective January 1, 1996.
-	10.17*	Amendment No. 4 to the Genuine Parts Company Pension Plan, dated December 3, 1996, effective January 1, 1996.
-	10.18*	Amendment No. 2 to the Genuine Partnership Plan, dated December 3, 1996, effective November 1, 1996.
-	10.19*	Amendment No. 4-A to the Genuine Parts Company Pension Plan, dated August 29, 1997, effective January 1, 1996.
-	10.20*	Amendment No. 5 to the Genuine Parts Company Pension Plan, dated August 7, 1997.
-	10.21*	Amendment No. 6 to the Genuine Parts Company Pension Plan, dated October 6, 1997, effective January 1, 1997.
-	10.22*	Amendment No. 3 to the Genuine Partnership Plan, dated August 7, 1997.
-	10.23*	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, dated August 29, 1997, effective August 15, 1997.
-	10.24*	Genuine Parts Company Death Benefit Plan, effective July 15, 1997.
-	10.25*	Amendment No. 4 to the Genuine Partnership Plan, dated August 19, 1998, effective January 1, 1998.
-	10.26*	Amendment No. 5 to the Genuine Partnership Plan, dated December 7, 1998, effective January 1, 1999.
-	10.27*	Amendment No. 6 to the Genuine Partnership Plan, dated December 7, 1998, effective January 1, 1994.
-	10.28*	Amendment No. 7 to the Genuine Parts Company Pension Plan, dated August 19, 1998, effective January 1, 1998.
-	10.29*	Genuine Parts Company 1999 Long-Term Incentive Plan.
-	10.30*	Genuine Parts Company 1999 Annual Incentive Bonus Plan.
-	10.31*	Restricted Stock Agreement dated February 25, 1999, between the Company and Larry L. Prince.
-	10.32*	Restricted Stock Agreement dated February 25, 1999, between the Company and Thomas C. Gallagher.
-	10.33*	Amendment No. 8 to the Genuine Parts Company Pension Plan, dated January 26, 1999, effective September 30, 1998.
-	10.34*	Amendment No. 9 to the Genuine Parts Company Pension Plan, dated December 30, 1999, effective January 1, 1989; December 31, 1999; and January 1, 2000.
-	10.35*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated April 19, 1999, effective April 19, 1999.
-	10.36*	Amendment to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999.
-	10.37*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999.
-	10.38*	Amendment to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999.
-	10.39*	Amendment to the Genuine Parts Company Supplemental Retirement Plan, dated April 19, 1999, effective April 19, 1999.
-	10.40*	Amendment No. 7 to the Genuine Partnership Plan, dated January 26, 1999, effective January 1, 1999.
-	10.41*	Amendment No. 8 to the Genuine Partnership Plan, dated February 4, 1999, effective January 1, 1999.
-	10.42*	Amendment No. 9 to the Genuine Partnership Plan, dated April 5, 1999, effective April 1, 1999.
-	10.43*	Amendment No. 10 to the Genuine Partnership Plan, dated December 30, 1999, effective November 30, 1999.
-	10.44*	Amendment No. 11 to the Genuine Partnership Plan, dated January 19, 2001, effective April 1, 2000.
-	10.45*	Amendment No. 12 to the Genuine Partnership Plan, dated January 19, 2001, effective December 29, 2000.

*	Indicates executive compensation plans and arrangements.