Form 10-Q
period 2002-03-31
GENUINE PARTS CO
filed 2002-04-29
CIK 40987

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002	Commission File Number 1-5690

GENUINE PARTS COMPANY
(Exact name of registrant as specified in its charter)

GEORGIA	58-0254510

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA	30339

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 953-1700

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

174,247,229
(Shares of Common Stock)

PART 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

GENUINE PARTS COMPANY and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	Mar. 31,	Dec. 31,
	2002	2001

	(Unaudited)
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$56,358	$85,770
Trade accounts receivable, less allowance for doubtful accounts (2002 - $14,410; 2001 - $9,264)	1,088,018	1,010,728
Inventories — at lower of cost (substantially last-in, first-out method) or market	1,864,095	1,890,037
Prepaid expenses and other accounts	59,565	159,677

TOTAL CURRENT ASSETS	3,068,036	3,146,212
Goodwill and other intangible assets	60,052	442,078
Other assets	289,502	273,224
Total property, plant and equipment, less allowance for depreciation (2002 - $449,715; 2001 - $443,847)	337,435	345,132

TOTAL ASSETS	$3,755,025	$4,206,646

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$613,392	$644,084
Current portion of long-term debt and other borrowings	50,750	57,190
Income taxes payable	43,751	-0-
Dividends payable	50,468	49,413
Other current liabilities	144,623	168,494

TOTAL CURRENT LIABILITIES	902,984	919,181
Long-term debt	735,461	835,580
Deferred income taxes	60,985	60,985
Minority interests in subsidiaries	46,110	45,777
SHAREHOLDERS’ EQUITY
Stated capital:
Preferred Stock, par value — $1 per share Authorized - 10,000,000 shares — None Issued	-0-	-0-
Common Stock, par value — $1 per share Authorized - 450,000,000 shares Issued – 2002 – 174,247,229; 2001 – 173,473,944	174,247	173,474
Accumulated other comprehensive loss	(43,132)	(46,094)
Additional paid-in capital	35,254	16,080
Retained earnings	1,843,116	2,201,663

TOTAL SHAREHOLDERS’ EQUITY	2,009,485	2,345,123

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,755,025	$4,206,646

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,

	2002	2001

	(in thousands, except per share data)
Net sales	$1,977,743	$2,054,972
Cost of goods sold	1,373,774	1,431,813

	603,969	623,159
Selling, administrative & other expenses	461,067	474,370

Income before income taxes	142,902	148,789
Income taxes	55,875	59,516

Income before cumulative effect of a change in accounting principle	87,027	89,273
Cumulative effect of a change in accounting principle	(395,090)	-0-

Net (loss) income	$(308,063)	$89,273

Basic and diluted income per common share before cumulative effect of a change in accounting principle	$.50	$.52
Cumulative effect of a change in accounting principle, basic	$(2.27)	-0-
Cumulative effect of a change in accounting principle, diluted	$(2.26)	-0-
Basic net (loss) income per common share	$(1.77)	$.52

Diluted net (loss) income per common share	$(1.76)	$.52

Dividends declared per common share	$.29	$.285

Average common shares outstanding	173,877	172,087
Dilutive effect of stock options and non-vested restricted stock awards	1,005	739

Average common shares outstanding — assuming dilution	174,882	172,826

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months
	Ended Mar. 31,
	(in thousands)
	2002	2001

OPERATING ACTIVITIES:
Net (loss) income	$(308,063)	$89,273
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	395,090	-0-
Depreciation and amortization	18,417	23,038
Other	1,908	4,251
Changes in operating assets and liabilities	12,830	(88,971)

NET CASH PROVIDED BY OPERATING ACTIVITIES	120,182	27,591
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(11,442)	(12,114)
Other	-0-	(2,168)

NET CASH USED IN INVESTING ACTIVITIES	(11,442)	(14,282)
FINANCING ACTIVITIES:
Payments on credit facilities, net of proceeds	(106,559)	67,509
Stock options exercised	20,180	114
Dividends paid	(51,539)	(47,407)
Purchase of stock	(234)	(12,077)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(138,152)	8,139

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29,412)	21,448
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	85,770	27,738

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,358	$49,186

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company for the year ended December 31, 2001. Accordingly, the quarterly condensed consolidated financial statements and related disclosures should be read in conjunction with the 2001 Annual Report on Form 10-K.

The preparation of interim financial statements requires management to make estimates and assumptions for the amounts reported in the condensed consolidated financial statements. Specifically, the Company makes estimates in its interim financial statements for the accrual of bad debts, certain inventory adjustments and volume rebates earned. Bad debts are accrued based on a percentage of sales and volume rebates are estimated based upon cumulative and projected purchasing levels. Inventory adjustments are estimated on an interim basis and adjusted in the fourth quarter to reflect year-end valuation and book to physical results. The estimates for interim reporting may change upon final determination at year-end, and such changes may be significant.

In the opinion of management, all adjustments necessary for a fair statement of income for the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results for the entire year.

Note B — Segment Information

	Three month period ended March 31

	2002	2001

	(In thousands)
Net sales:
Automotive	$998,659	$982,824
Industrial	551,169	583,929
Office products	352,757	370,719
Electrical/electronic materials	81,620	124,685
Other	(6,462)	(7,185)

Total net sales	$1,977,743	$2,054,972

Operating profit (loss):
Automotive	$83,988	$81,967
Industrial	42,644	45,222
Office products	41,266	43,632
Electrical/electronic materials	(680)	5,205

Total operating profit	167,218	176,026
Interest expense	(16,449)	(15,685)
Other, net	(7,867)	(11,552)

Income before income taxes and cumulative effect of a change in accounting principle	$142,902	$148,789

For management purposes, net sales by segment excludes the effect of certain discounts, incentives and freight billed to customers. The line item “other” represents the net effect of the discounts, incentives and freight billed to customers, which are reported as a component of net sales in the Company’s consolidated statements of income.

Note C — Comprehensive (Loss) Income

Total comprehensive (loss) income was $(305,101,000) and $70,846,000 for the three month periods ended March 31, 2002 and 2001, respectively. The difference between total comprehensive income and net income was due to foreign currency translation adjustments and adjustments to the fair value of derivative instruments, as summarized below:

	For the Three Months Ended March 31,

	2002	2001

	(000's)
Net (Loss) Income	$(308,063)	$89,273
Foreign currency translation, net of taxes	(686)	(6,828)
Unrealized gain (loss) on derivative instruments, net of taxes	3,648	(11,599)

Total other comprehensive income (loss)	2,962	(18,427)

Comprehensive (loss) income	$(305,101)	$70,846

Note D – New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 (“SFAS 141”) “Business Combinations,” and Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Effective January 1, 2002, SFAS 142 requires that goodwill resulting from prior acquisitions no longer be amortized and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). SFAS 142 also requires that an identifiable intangible asset that is determined to have a finite life continue to be amortized and separately tested for impairment using an undiscounted cash flows approach.

Within the reportable segments, the Company identified reporting units as defined in SFAS 142. The reporting units’ goodwill was tested for impairment during the first quarter of 2002 as required by SFAS 142 upon adoption based upon the expected present value of future cash flows approach. As a result of this valuation process as well as the application of the remaining provisions of SFAS 142, the Company recorded a transitional impairment loss of $395.1 million ($2.27 loss per share basic and $2.26 loss per share diluted). This write-off was reported as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of income as of January 1, 2002. None of this write-off is deductible for tax purposes. For the three months ended March 31, 2002, additions to goodwill of $13.7 million relate to additional consideration for earnouts on prior acquisitions. The Company also assessed the finite-lived, identifiable intangible assets for impairment under the undiscounted cash flows approach and concluded there was no impairment.

The changes in the carrying amount of goodwill during the period by reportable segment are summarized as follows (in thousands):

	Goodwill

				Electrical/	Identifiable
				Electronic	Intangible
	Automotive	Industrial	Office Products	Materials	Assets	Total

Balance as of Dec. 31, 2001	$221,752	$50,304	$8,297	$155,611	$6,114	$442,078
Goodwill acquired during the quarter	13,267	34	399	—	—	13,700
Amortization during the quarter	—	—	—	—	(636)	(636)
Transitional impairment losses	(213,401)	(19,512)	(6,566)	(155,611)	—	(395,090)

Balance as of March 31, 2002	$21,618	$30,826	$2,130	$—	$5,478	$60,052

Prior to the adoption of SFAS 142, the Company amortized goodwill over estimated useful lives ranging from 10 years to 40 years. Had the Company accounted for goodwill consistent with the provisions of SFAS 142 in prior periods, the Company’s income from continuing operations and net income would have been affected as follows:

	Three Months Ended Mar. 31,

	2002	2001

	(in thousands, except per share data)
Reported income from continuing operations before effect of cumulative change in accounting principle	$87,027	$89,273
Add back: Goodwill amortization	-0-	3,010

Adjusted income from continuing operations before effect of cumulative change in accounting principle	$87,027	$92,283

Basic and diluted income per common share before effect of cumulative change in accounting principle:
Reported	$.50	$.52
Add back: Goodwill amortization	-0-	.02

Adjusted	$.50	$.54

In August 2001, the FASB issued Statement No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of, including segments, and supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Under SFAS No. 144, goodwill will no longer be allocated to long-lived assets, and therefore will no longer be subject to testing for impairment as part of those assets, but will be tested separately under SFAS No. 142. Additionally, SFAS No. 144 broadens the presentation of discontinued operations to include components of an entity rather than being limited to a segment of a business. The Company adopted SFAS 144 as of January 1, 2002. The adoption had no effect on the Company’s financial condition or results of operations.

Note E — Facility Consolidation, Impairment, and Other Charges

As more fully disclosed in Note 2 of the Company’s notes to the consolidated financial statements in the 2001 Annual Report on Form 10-K, in the fourth quarter of 2001, Company management approved a plan to close and consolidate certain facilities, terminate certain employees, and exit certain other activities. Following is a summary of the liability for these charges, in thousands:

	December 31,	Payments	March 31,
	2001 Liability	In 2002	2002 Liability

Facility consolidation	$10,700	$(645)	$10,055
Severance	6,600	(929)	5,671
Other charges	600	(90)	510

	$17,900	$(1,664)	$16,236

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sales for the quarter were $1.98 billion, down 4% over the same period in 2001. Before the cumulative effect of a change in accounting principle as discussed later, income in the quarter was down 2.5% to $87 million. On a per-share diluted basis, income before the accounting change in the quarter was 50¢, compared to 52¢ in the same quarter of the prior year.

Comparing the three months ended March 31, 2002 and 2001, sales and operating profit for the Automotive Parts Group increased 2% during the quarter. This sales increase is the result of the overall improvement in the aftermarket industry including increases in miles driven and the age of vehicles on the roads. Sales for the Office Products Group were down 5% for the quarter, indicative of the intense competition and economic slowdown in this industry. Operating profit for this group was down 5%, consistent with the sales decrease. The reduction in industrial activity continues to affect Motion Industries, our Industrial Products Group, and EIS, our Electrical/Electronic Materials Group. Motion’s sales and operating profit were down 6%, and EIS reported a 35% sales decrease and an operating loss for the quarter.

Cost of goods sold for the first quarter of 2002 was down 4%, as compared to the first quarter of 2001. This decrease in cost of goods sold was consistent with the sales decrease of 4%. Selling, administrative and other expenses decreased 3% for the quarter and the percentage of selling, administrative and other expenses to net sales increased slightly representing the fixed costs inherent in a distribution environment. The effective income tax rate decreased from 40% to 39.1%, primarily as a result of the decrease in non-deductible goodwill amortization due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).

During the first quarter of 2002, the Company completed its transitional impairment testing as required by SFAS 142. As a result, a non-cash charge of $395.1 million was recorded as of January 1 representing the cumulative effect of a change in accounting principle. Most of the goodwill written down is in connection with acquisitions made in 1998 and 1999 where the discounted cash flows did not support the carrying amount of the goodwill recorded. The breakdown of this impairment by reportable segment is summarized as follows, in thousands:

Transitional
impairment
losses

Automotive	$213,401
Industrial	19,512
Office products	6,566
Electrical/electronic materials	155,611

Total	$395,090

In addition, the adoption of the non-amortization provisions of SFAS 142 resulted in a decrease in amortization expense of $3 million, or $.02 per share, for the quarter ended March 31, 2002.

In 2001, the Company’s management approved a plan to close and consolidate certain facilities, terminate certain employees, and exit certain other activities. Following is a summary of the liability for these charges (in 000’s):

	December 31,	Payments	March 31,
	2001 Liability	In 2002	2002 Liability

Facility consolidation	$10,700	$(645)	$10,055
Severance	6,600	(929)	5,671
Other charges	600	(90)	510

	$17,900	$(1,664)	$16,236

There have been no changes to the Company’s plans or estimates at December 31, 2001, and no additional charges were recorded in the quarter ended March 31, 2002 related to management’s plan. In addition, the Company has not experienced any significant declines in net sales as a result of the facility consolidations completed through March 31, 2002, and none are anticipated. The Company anticipates that all significant activities associated with the plan will be completed by December 31, 2002.

The Company’s long-term debt decreased by approximately $100 million in the first quarter ended March 31, 2002. The decline in borrowings is primarily attributable to cash generated from operating activities of $120.2 million and $20.2 million in cash generated from stock option exercises. In addition, the Company had virtually no stock repurchases in the quarter ended March 31, 2002.

The Company is currently a party to several interest rate swap agreements which manage the Company’s exposure to changes in interest rates by effectively fixing the rate on a portion of the Company’s variable rate debt. The change in the fair value of these agreements in the first three months of 2002 was $3.6 million, net of tax. A 100 basis point movement (decrease) in the interest rates would not have a significant adverse impact on the Company’s cash flows or results of operations. Actual changes may differ from the assumed 100 basis point movement used in assessing the potential exposure.

The ratio of current assets to current liabilities is 3.4 to 1 and the Company’s cash position is good. The Company believes existing lines of credit and cash generated from operations will be sufficient to fund future operations.

Item 3.

Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under Item 2.

Forward-Looking Statements:

Statements in this report constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that its forward-looking statements involve risks and uncertainties. The Company undertakes no duty to update its forward-looking statements, which reflect the Company’s beliefs, expectations, and plans as of the present. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company’s products and services, the ability to maintain favorable supplier arrangements and relationships, competitive product and pricing pressures, the effectiveness of the Company’s promotional, marketing and advertising programs, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as other risks and uncertainties discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

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

(b) No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date April 29, 2002	/s/ Jerry Nix Jerry W. Nix Executive Vice President – Finance (Principal Financial and Accounting Officer)