Form 10-Q
period 2002-06-30
GENUINE PARTS CO
filed 2002-08-09
CIK 40987

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002	Commission File Number 1-5690

GENUINE PARTS COMPANY
(Exact name of registrant as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	58-0254510 (I.R.S. Employer Identification No.)

2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA (Address of principal executive offices)	30339 (Zip Code)

Registrant’s telephone number, including area code	(770)953-1700

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

174,729,053
(Shares of Common Stock)

PART I — FINANCIAL INFORMATION
PART II — OTHER INFORMATION
SIGNATURES

PART I — FINANCIAL INFORMATION

     Item 1 — Financial Statements

GENUINE PARTS COMPANY and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30,	Dec. 31,
	2002	2001

	(Unaudited)
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$24,549	$85,770
Trade accounts receivable, less allowance for doubtful accounts (2002 - $18,701; 2001 - $9,264)	1,112,717	1,010,728
Inventories — at lower of cost (substantially last-in, first-out method) or market	1,921,481	1,890,037
Prepaid expenses and other accounts	74,908	159,677

TOTAL CURRENT ASSETS	3,133,655	3,146,212
Goodwill and other intangible assets	59,363	442,078
Other assets	301,885	273,224
Total property, plant and equipment, less allowance for depreciation (2002 – $456,688; 2001 - $443,847)	332,577	345,132

	$3,827,480	$4,206,646

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$689,987	$644,084
Current portion of long-term debt and other borrowings	44,782	57,190
Income taxes payable	34,215	-0-
Dividends payable	50,581	49,413
Other current liabilities	139,918	168,494

TOTAL CURRENT LIABILITIES	959,483	919,181
Long-term debt	675,407	835,580
Deferred income taxes	81,898	60,985
Minority interests in subsidiaries	46,906	45,777

SHAREHOLDERS’ EQUITY

Stated capital:
Preferred Stock, par value — $1 per share Authorized - 10,000,000 shares — None Issued	-0-	-0-
Common Stock, par value — $1 per share Authorized - 450,000,000 shares Issued – 2002 – 174,729,053; 2001 – 173,473,944	174,729	173,474
Accumulated other comprehensive loss	(49,700)	(46,094)
Additional paid-in capital	50,178	16,080
Retained earnings	1,888,579	2,201,663

TOTAL SHAREHOLDERS’ EQUITY	2,063,786	2,345,123

	$3,827,480	$4,206,646

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(000 omitted except per share data)
Net sales	$2,130,924	$2,118,976	$4,108,667	$4,173,948
Cost of goods sold	1,486,692	1,475,999	2,860,466	2,907,812

	644,232	642,977	1,248,201	1,266,136
Selling, administrative & other expenses	486,520	485,164	947,587	959,534

Income before income taxes	157,712	157,813	300,614	306,602
Income taxes	61,665	63,125	117,540	122,641

Income before cumulative effect of a change in accounting principle	96,047	94,688	183,074	183,961
Cumulative effect of a change in accounting principle	—	—	(395,090)	—

Net income (loss)	$96,047	$94,688	$(212,016)	$183,961

Earnings Per Common Share:
Income (loss) before accounting change	$.55	$.55	$1.05	$1.07
Cumulative effect of a change in accounting principle	$—	$—	$(2.27)	$—

Net income per common share	$.55	$.55	$(1.22)	$1.07

Earnings Per Common Share – Assuming Dilution:
Income (loss) before accounting change	$.55	$.55	$1.05	$1.06
Cumulative effect of a change in accounting principle	$—	$—	$(2.26)	$—

Net income per common share – assuming dilution	$.55	$.55	$(1.21)	$1.06

Average common shares outstanding	174,445	172,483	174,163	172,286
Dilutive effect of stock options and non-vested restricted stock awards	903	878	945	810

Average common shares outstanding – assuming dilution	175,348	173,361	175,108	173,096

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	Ended June 30,

	(000 omitted)
	2002	2001

OPERATING ACTIVITIES:
Net (loss) income	$(212,016)	$183,961
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	395,090	-0-
Depreciation and amortization	36,299	47,142
Other	6,538	5,858
Changes in operating assets and liabilities	(20,509)	(56,672)

NET CASH PROVIDED BY OPERATING ACTIVITIES	205,402	180,289

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(25,982)	(23,570)
Other	-0-	(17,335)

NET CASH USED IN INVESTING ACTIVITIES	(25,982)	(40,905)

FINANCING ACTIVITIES:
Payments on credit facilities, net of proceeds	(173,421)	(14,375)
Stock options exercised	35,291	1,539
Dividends paid	(102,236)	(96,474)
Purchase of stock	(275)	(12,127)

NET CASH USED IN FINANCING ACTIVITIES	(240,641)	(121,437)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(61,221)	17,947
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	85,770	27,738

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,549	$45,685

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

In the opinion of management, all adjustments necessary for a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of results for the entire year.

Note B – Segment Information

	Three month period ended June 30,		Six month period ended June 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Net sales:
Automotive	$1,148,572	$1,121,981	$2,147,230	$2,104,805
Industrial	572,618	572,114	1,123,788	1,156,043
Office Products	336,599	333,143	689,356	703,862
Electrical/Electronic Materials	80,558	96,962	162,178	221,647
Other	(7,423)	(5,224)	(13,885)	(12,409)

Total net sales	$2,130,924	$2,118,976	$4,108,667	$4,173,948

Operating profit:
Automotive	$108,648	$109,807	$192,943	$191,774
Industrial	44,502	44,047	87,031	89,269
Office Products	29,854	30,073	70,928	73,705
Electrical/Electronic Materials	600	1,639	(80)	6,844

Total operating profit	183,604	185,566	350,822	361,592
Interest expense	(16,409)	(15,097)	(32,858)	(30,782)
Other, net	(9,483)	(12,656)	(17,350)	(24,208)

Income before income taxes and cumulative effect of a change in accounting principle	$157,712	$157,813	$300,614	$306,602

For management purposes, net sales by segment excludes the effect of certain discounts, incentives and freight billed to customers. The line item “other” represents the net effect of the discounts, incentives and freight billed to customers, which are reported as a component of net sales in the Company’s consolidated statements of income.

Note C – Comprehensive (Loss) Income

Total comprehensive (loss) income was $(215,622,000) and $176,528,000 for the six month periods ended June 30, 2002 and 2001, respectively. The difference between total comprehensive income and net income was due to foreign currency translation adjustments and adjustments to the fair value of derivative instruments, as summarized below:

	For the Six Months Ended June 30,

	2002	2001

	(in thousands)
Net (Loss) Income	$(212,016)	$183,961
Foreign currency translation	(7,122)	2,203
Unrealized gain (loss) on derivative instruments, net of taxes	3,516	(9,636)

Total other comprehensive loss	(3,606)	(7,433)

Comprehensive (loss) income	$(215,622)	$176,528

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

Within the reportable segments, the Company identified reporting units as defined in SFAS 142. The reporting units’ goodwill was tested for impairment during the first quarter of 2002 as required by SFAS 142 upon adoption based upon the expected present value of future cash flows approach. As a result of this valuation process as well as the application of the remaining provisions of SFAS 142, the Company recorded a transitional impairment loss of $395.1 million ($2.27 loss per share basic and $2.26 loss per share diluted). This write-off was reported as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of income as of January 1, 2002. None of this write-off is deductible for tax purposes. For the six months ended June 30, 2002, additions to goodwill of $13.7 million relate to additional consideration for earnouts on prior acquisitions. The Company also assessed the finite-lived, identifiable intangible assets for impairment under the undiscounted cash flows approach and concluded there was no impairment.

The changes in the carrying amount of goodwill during the period by reportable segment are summarized as follows (in thousands):

	Goodwill

				Electrical/	Identifiable
				Electronic	Intangible
	Automotive	Industrial	Office Products	Materials	Assets	Total

Balance as of Dec. 31, 2001	$221,752	$50,304	$8,297	$155,611	$6,114	$442,078
Goodwill acquired during the period	13,267	34	399	—	—	13,700
Amortization during the period	—	—	—	—	(1,325)	(1,325)
Transitional impairment losses	(213,401)	(19,512)	(6,566)	(155,611)	—	(395,090)

Balance as of June 30, 2002	$21,618	$30,826	$2,130	$—	$4,789	$59,363

Prior to the adoption of SFAS 142, the Company amortized goodwill over estimated useful lives ranging from 10 years to 40 years. Had the Company accounted for goodwill consistent with the provisions of SFAS 142 in prior periods, the Company’s income from continuing operations and net income would have been affected as follows:

	Three Months ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands, except per share data)
Reported income from continuing operations before effect of cumulative change in accounting principle	$96,047	$94,688	$183,074	$183,961
Add back: Goodwill amortization	—	3,030	—	6,040

Adjusted income from continuing operations before effect of cumulative change in accounting principle	$96,047	$97,718	$183,074	$190,001

Basic income per common share before effect of cumulative change in accounting principle:
Reported	$.55	$.55	$1.05	$1.07
Add back: Goodwill amortization	—	.02	—	.03

Adjusted	$.55	$.57	$1.05	$1.10

Diluted income per common share before effect of cumulative change in accounting principle:
Reported	$.55	$.55	$1.05	$1.06
Add back: Goodwill amortization	—	.01	—	.03

Adjusted	$.55	$.56	$1.05	$1.09

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

Note E — Facility Consolidation, Impairment, and Other Charges

As more fully disclosed in Note 2 of the Company’s notes to the consolidated financial statements in the 2001 Annual Report on Form 10-K, in the fourth quarter of 2001, Company management approved a plan to close and consolidate certain facilities, terminate certain employees, and exit certain other activities. Following is a summary of the liability for these charges, in thousands:

	December 31,	Payments	June 30,
	2001 Liability	In 2002	2002 Liability

Facility consolidation	$10,700	$(1,154)	$9,546
Severance	6,600	(1,992)	4,608
Other charges	600	(90)	510

	$17,900	$(3,236)	$14,664

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sales for the quarter were $2.1 billion, up 1% over the same period in 2001. Income in the quarter increased 1% to $96 million. On a per-share diluted basis, income in the quarter was 55¢, compared to 55¢ in the same quarter of the prior year.

For the six months ended June 30, 2002, sales totaled $4.1 billion, a 2% decrease as compared to the first half of 2001, while net income before the cumulative effect of the change in accounting principle was $183 million, a decrease of 1%. Diluted earnings per share before the cumulative effect of the change in accounting principle were $1.05 for the first six months of 2002, a decrease of 1% compared to the same period in 2001.

Sales for the Automotive Parts Group increased 2.4% for the quarter and 2% for the six months. Fundamentals driving the business, such as an increasing average age of vehicles on the road and miles driven, remain sound and the Company is selectively adding a number of both company owned and independently owned NAPA stores as industry consolidation continues. Sales for the Industrial Parts Group (Motion) were slightly ahead for the quarter and decreased 3% for the six months, and EIS reported a 17% decrease for the quarter and 27% for the six-month period. Motion’s slight improvement for the quarter follows five quarters of sales declines. Some of Motion’s improvement is attributed to share gain in a highly fragmented market. In addition, industrial production has started to show slight improvement. EIS continues to be adversely impacted by their heavy OEM electrical and electronic concentration. Sales for the Office Products Group were up 1% for the quarter and decreased 2% for the six months.

Operating profit for the second quarter ending June 30, 2002 decreased 1% for the Automotive Group compared to an increase of 1% for the six months ended June 30, 2002. The Industrial Group increased 1% for the quarter but decreased 3% in the six months, which is in line with their sales results. S. P. Richards, our Office Products Group, showed improvement in the quarter with a 1% decline, after being down 5% in the first quarter, resulting in a 4% decrease for the six months. EIS, our Electrical/Electronic Materials Group, continued to be down for the six months with a small operating loss.

Cost of goods sold increased slightly as a percentage of net sales compared to the same quarter of the prior year. Selling, administrative and other expenses increased slightly for the quarter and the percentage of selling, administrative and other expenses to net sales decreased slightly, reflecting improved operating efficiencies associated with our cost control and related initiatives.

Cost of goods sold for the six month period of 2002 was flat, as compared to the same period in 2001. Selling, administrative and other expenses decreased 1% for the six months and the percentage of selling, administrative and other expenses to net sales increased slightly. The effective income tax rate decreased from 40% to 39.1%, primarily as a result of the decrease in non-deductible goodwill amortization due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).

The major balance sheet categories were relatively consistent with the December 31, 2001 balance sheet. Prepaid expenses and other current assets declined primarily due to the collection of accrued receivables in 2002. Goodwill and other intangible assets declined due to the January 1, 2002 adoption of a new accounting principle, as discussed below. The change on long-term debt is discussed below.

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

In addition, the adoption of the non-amortization provisions of SFAS 142 resulted in a decrease in amortization expense of $6 million, or $.03 per share, for the six month period ended June 30, 2002.

In 2001, the Company’s management approved a plan to close and consolidate certain facilities, terminate certain employees, and exit certain other activities. Following is a summary of the liability for these charges (in 000’s):

	December 31,	Payments	June 30,
	2001 Liability	In 2002	2002 Liability

Facility consolidation	$10,700	$(1,154)	$9,546
Severance	6,600	(1,992)	4,608
Other charges	600	(90)	510

	$17,900	$(3,236)	$14,664

There have been no changes to the Company’s plans or estimates at December 31, 2001, and no additional charges were recorded in the six month period ended June 30, 2002 related to management’s plan. In addition, the Company has not experienced any significant declines in net sales as a result of the facility consolidations completed through June 30, 2002, and none are anticipated. The Company anticipates that all significant activities associated with the plan will be completed by December 31, 2002.

The Company’s long-term debt decreased by approximately $160 million in the six months ended June 30, 2002. The decline in borrowings is primarily attributable to cash generated from operating activities of $205.4 million and $35.3 million in cash generated from stock option exercises. In addition, the Company had minimal stock repurchases in the six months ended June 30, 2002.

The Company is currently a party to several interest rate swap agreements. The change in the fair value of these agreements and charges associated with the termination of swap agreements during the quarter was not significant. A 100 basis point movement (decrease) in the interest rates would not have a significant adverse impact on the Company’s cash flows or results of operations. Actual changes may differ from the assumed 100 basis point movement used in assessing the potential exposure.

The ratio of current assets to current liabilities is 3.3 to 1 and the Company’s cash position is good. The Company believes existing lines of credit and cash generated from operations will be sufficient to fund future operations.

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

PART II — OTHER INFORMATION

Item 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter of 2002, the Company issued an aggregate of 9,427 shares of Company stock pursuant to an earnout in connection with the acquisition of Hunt Automotive. These shares are in addition to an aggregate 42,939 shares that were issued in prior periods in connection with the Hunt acquisition. All such shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations there under.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2002 Annual Meeting of Shareholders of the Company was held on April 15, 2002, pursuant to notice given to shareholders of record on February 7, 2002, at which date there were 173,820,966 shares of Common Stock outstanding. At the Annual Meeting, the shareholders elected four Class I directors with terms to expire at the 2005 Annual Meeting. As to the following named individuals, the holders of 158,273,339 shares of the Company’s Common Stock voted as follows:

Class I	For	Withhold Authority

Bradley Currey, Jr.	156,194,918	2,078,421
Robert P. Forrestal	156,197,610	2,075,729
Thomas C. Gallagher	156,198,925	2,074,414
Lawrence G. Steiner	156,181,306	2,092,033

The following individuals’ term of office as a director continued after the Annual Meeting:

Class II	Class II

Richard W. Courts II	Jean Douville
Larry L. Prince	Michael M. E. Johns, M.D.
James B. Williams	J. Hicks Lanier Alana S. Shepherd

The shareholders also ratified the selection of Ernst & Young LLP as independent auditors of the Company for 2002. The holders of 155,019,556 shares of Common Stock voted in favor of the ratification, holders of 2,320,047 shares voted against, holders of 933,736 shares abstained, and there were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

Exhibit 3.1	Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995)

Exhibit 3.2	Bylaws of the Company, as amended (incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 12, 2001)

(b)	No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date August 9, 2002	/s/ Jerry W. Nix Jerry W. Nix Executive Vice President - Finance (Principal Financial and Accounting Officer)