Form 10-Q
period 2002-09-30
GENUINE PARTS CO
filed 2002-11-08
CIK 40987

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002	Commission File Number 1-5690

GENUINE PARTS COMPANY

(Exact name of registrant as specified in its charter)

GEORGIA	58-0254510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA	30339
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 953-1700

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

174,655,641
(Shares of Common Stock)

CONDENSED CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

GENUINE PARTS COMPANY and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	Sept. 30,	Dec. 31,
	2002	2001

	(Unaudited)
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$39,600	$85,770
Trade accounts receivable, less allowance for doubtful accounts (2002 - $24,061; 2001 - $20,368)	1,084,270	1,010,728
Inventories — at lower of cost (substantially last-in, first-out method) or market	1,967,400	1,890,037
Prepaid and other current accounts	65,655	159,677

TOTAL CURRENT ASSETS	3,156,925	3,146,212
Goodwill and other intangible assets	59,829	442,078
Other assets	310,802	273,224
Total property, plant and equipment, less allowance for depreciation (2002 – $459,570; 2001 - $452,382)	333,003	345,132

TOTAL ASSETS	$3,860,559	$4,206,646

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$690,900	$644,084
Current portion of long-term debt and other borrowings	43,780	57,190
Income taxes	36,692	-0-
Dividends payable	50,657	49,413
Other current liabilities	144,712	168,494

TOTAL CURRENT LIABILITIES	966,741	919,181
Long-term debt	675,266	835,580
Deferred income taxes	80,847	60,985
Minority interests in subsidiaries	47,276	45,777
SHAREHOLDERS’ EQUITY
Stated capital:
Preferred Stock, par value — $1 per share Authorized - 10,000,000 shares — None Issued	-0-	-0-
Common Stock, par value — $1 per share Authorized - 450,000,000 shares Issued – 2002 – 174,655,641; 2001 – 173,473,944	174,656	173,474
Accumulated other comprehensive loss	(64,115)	(46,094)
Additional paid-in capital	47,949	16,080
Retained earnings	1,931,939	2,201,663

TOTAL SHAREHOLDERS’ EQUITY	2,090,429	2,345,123

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,860,559	$4,206,646

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2002	2001	2002	2001

	(in thousands, except per share data)
Net sales	$2,156,759	$2,099,191	$6,265,426	$6,273,139
Cost of goods sold	1,506,966	1,468,879	4,367,432	4,376,691

	649,793	630,312	1,897,994	1,896,448
Selling, administrative & other expenses	494,633	483,286	1,442,220	1,442,820

Income before income taxes	155,160	147,026	455,774	453,628
Income taxes	61,133	58,810	178,673	181,451

Income before cumulative effect of a change in accounting principle	94,027	88,216	277,101	272,177
Cumulative effect of a change in accounting principle	—	—	(395,090)	—

Net income (loss)	$94,027	$88,216	$(117,989)	$272,177

Earnings Per Common Share:
Income before accounting change	$.54	$.51	$1.59	$1.58
Cumulative effect of a change in accounting principle	$—	$—	$(2.27)	$—

Net income (loss) per common share	$.54	$.51	$(.68)	$1.58

Earnings Per Common Share – Assuming Dilution:
Income before accounting change	$.54	$.51	$1.58	$1.57
Cumulative effect of a change in accounting principle	$—	$—	$(2.25)	$—

Net income (loss) per common share – assuming dilution	$.54	$.51	$(.67)	$1.57

Average common shares outstanding	174,709	173,081	174,347	172,554
Dilutive effect of stock options and non-vested restricted stock awards	542	901	812	847

Average common shares outstanding, assuming dilution	175,251	173,982	175,159	173,401

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended Sept. 30,

	(in thousands)
	2002	2001

OPERATING ACTIVITIES:
Net (loss) income	$(117,989)	$272,177
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	395,090	-0-
Depreciation and amortization	52,997	68,918
Other	9,696	6,679
Changes in operating assets and liabilities	(35,540)	69,313

NET CASH PROVIDED BY OPERATING ACTIVITIES	304,254	417,087
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(46,505)	(35,441)
Acquisitions of businesses and other investing activities	(9,904)	(17,335)

NET CASH USED IN INVESTING ACTIVITIES	(56,409)	(52,776)
FINANCING ACTIVITIES:
Payments on credit facilities, net of borrowings	(173,750)	(131,218)
Stock options exercised	35,540	7,825
Dividends paid	(152,979)	(147,321)
Purchase of stock	(2,826)	(12,421)

NET CASH USED IN FINANCING ACTIVITIES	(294,015)	(283,135)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(46,170)	81,176
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	85,770	27,738

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,600	$108,914

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

In the opinion of management, all adjustments necessary for a fair statement of the operations of the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results for the entire year.

Note B – Segment Information

	Three month period ended Sept. 30,		Nine month period ended Sept. 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Net sales:
Automotive	$1,155,395	$1,121,211	$3,302,625	$3,226,016
Industrial	571,306	554,401	1,695,094	1,710,444
Office Products	359,568	343,989	1,048,924	1,047,851
Electrical/Electronic Materials	79,531	87,614	241,709	309,261
Other	(9,041)	(8,024)	(22,926)	(20,433)

Total net sales	$2,156,759	$2,099,191	$6,265,426	$6,273,139

Operating profit:
Automotive	$107,524	$105,250	$300,467	$297,023
Industrial	38,955	35,558	125,986	124,827
Office Products	30,165	29,590	101,093	103,295
Electrical/Electronic Materials	1,128	25	1,048	6,869

Total operating profit	177,772	170,423	528,594	532,014
Interest expense	(14,810)	(13,956)	(47,668)	(44,737)
Other, net	(7,802)	(9,441)	(25,152)	(33,649)

Income before income taxes and cumulative effect of a change in accounting principle	$155,160	$147,026	$455,774	$453,628

For management purposes, net sales by segment excludes the effect of certain discounts, incentives and freight billed to customers. The line item “other” represents the net effect of the discounts, incentives and freight billed to customers, which are reported as a component of net sales in the Company’s consolidated statements of income.

Note C – Comprehensive (Loss) Income

Total comprehensive (loss) income was $(135,971,000) and $242,720,000 for the nine month periods ended September 30, 2002 and 2001, respectively. The difference between total comprehensive (loss) income and net (loss) income was due to foreign currency translation adjustments and adjustments to the fair value of derivative instruments, as detailed below:

	For the Nine Months Ended Sept. 30,

	2002	2001

	(in thousands)
Net (loss) income	$(117,949)	$272,177
Foreign currency translation adjustments	(19,279)	(7,781)
Unrealized gain (loss) on derivative instruments, net of taxes	1,257	(21,676)

Total other comprehensive loss	(18,022)	(29,457)

Comprehensive (loss) income	$(135,971)	$242,720

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

Within the reportable segments, the Company identified reporting units as defined in SFAS 142. The reporting units’ goodwill was tested for impairment during the first quarter of 2002 as required by SFAS 142 upon adoption based upon the expected present value of future cash flows approach. As a result of this valuation process as well as the application of the remaining provisions of SFAS 142, the Company recorded a transitional impairment loss of $395.1 million ($2.27 loss per share basic and $2.25 loss per share diluted, as of January 1, 2002). This write-off was reported as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of income as of January 1, 2002. None of this write-off is deductible for tax purposes. For the nine months ended September 30, 2002, additions to goodwill of $14.7 million relate to additional consideration for earnouts on prior acquisitions. The Company also assessed the finite-lived, identifiable intangible assets for impairment under the undiscounted cash flows approach and concluded there was no impairment.

The changes in the carrying amount of goodwill during the period by reportable segment are summarized as follows (in thousands):

	Goodwill

				Electrical/	Identifiable
				Electronic	Intangible
	Automotive	Industrial	Office Products	Materials	Assets	Total

Balance as of Dec. 31, 2001	$221,752	$50,304	$8,297	$155,611	$6,114	$442,078
Goodwill acquired during the period	14,267	34	399	—	—	14,700
Amortization during the period	—	—	—	—	(1,859)	(1,859)
Transitional impairment losses	(213,401)	(19,512)	(6,566)	(155,611)	—	(395,090)

Balance as of Sept. 30, 2002	$22,618	$30,826	$2,130	$—	$4,255	$59,829

Prior to the adoption of SFAS 142, the Company amortized goodwill over estimated useful lives ranging from 10 years to 40 years. Had the Company accounted for goodwill consistent with the provisions of SFAS 142 in prior periods, the Company’s income from continuing operations and net income would have been affected as follows:

	Three Months ended Sept. 30,		Nine Months Ended Sept. 30,

	2002	2001	2002	2001

	(in thousands, except per share data)
Reported income from continuing operations before effect of cumulative change in accounting principle	$94,027	$88,216	$277,101	$272,177
Add back: Goodwill amortization	—	2,850	—	8,890

Adjusted income from continuing operations before effect of cumulative change in accounting principle	$94,027	$91,066	$277,101	$281,067

Basic income per common share before effect of cumulative change in accounting principle:
Reported	$.54	$.51	$1.59	$1.58
Add back: Goodwill amortization	—	.02	—	.05

Adjusted	$.54	$.53	$1.59	$1.63

Diluted income per common share before effect of cumulative change in accounting principle:
Reported	$.54	$.51	$1.58	$1.57
Add back: Goodwill amortization	—	.01	—	.05

Adjusted	$.54	$.52	$1.58	$1.62

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

In June 2002, the FASB issued Statement No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe this statement will have a material impact on its consolidated financial statements.

Note E — Facility Consolidation, Impairment, and Other Charges

As more fully disclosed in Note 2 of the Company’s notes to the consolidated financial statements in the 2001 Annual Report on Form 10-K, in the fourth quarter of 2001, Company management approved a plan to close and consolidate certain facilities, terminate certain employees, and exit certain other activities. Following is a summary of the liability for these charges, in thousands:

	December 31,	Payments	Sept. 30,
	2001 Liability	In 2002	2002 Liability

Facility consolidation	$10,700	$(2,413)	$8,287
Severance	6,600	(2,809)	3,791
Other charges	600	(90)	510

	$17,900	$(5,312)	$12,588

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the December 31, 2001 and September 30, 2002 consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K filed for the year ended December 31, 2001.

Results of Operations

Sales for the quarter were $2.2 billion, an increase of 3% as compared to the third quarter of 2001. Net income was $94 million, an increase of 7% from $88.2 million for the third quarter of 2001. On a per share diluted basis, net income equaled 54 cents, as compared to 51 cents in the third quarter of 2001.

During the nine months ended September 30, 2002, sales totaled $6.3 billion, which were flat with the same period in 2001. Net income for the nine months, before the cumulative effect of a change in accounting principle related to goodwill, was $277.1 million, an increase of 2%, compared to $272.2 million for the same period in the prior year. On a per share diluted basis, net income for the period, before the cumulative effect of a change in accounting principle related to goodwill, equaled $1.58, as compared to $1.57 reported in 2001.

Sales in the Automotive Parts Group increased approximately 3% for the quarter as compared to 2001 reflecting the strength of our NAPA marketing initiatives in both the commercial and retail sectors. S.P. Richards, our Office Products Group, recorded the strongest gain of the Company’s segments with sales improving by 5% in the third quarter 2002 over third quarter 2001. We believe this was reflective of S.P. Richards sales and marketing efforts more so than industry improvement. In addition, S.P. Richards continues to expand its product offering and customer base, which has enabled them to grow at a stronger rate than the marketplace they serve. EIS, our Electrical/Electronics Group, was down 9% in the third quarter, which is an improvement as compared to the 17% decline reported in the second quarter. EIS continues to be impacted by economic slowdown in the manufacturing and telecommunication sectors of the economy. Motion Industries, our Industrial Group, was up 3% for the quarter as compared to the third quarter 2001, and this is their second consecutive quarter to report an increase. Motion’s sales improvement is attributed to market share gain, and in some cases broadening their product base and their customer base.

Operating profit as a percentage of sales was 8.2% for the quarter ended September 30, 2002 compared to 8.1% for the same quarter in 2001. Operating profit as a percentage of sales was 8.4% for the nine months ended September 30, 2002 compared to 8.5% for the same period in 2001. The slight improvement in operating profit margin for the quarter is reflective of the Company’s continued focus on controlling staffing and related salaries at its Industrial and Office Products segments.

Operating profit for the third quarter ending September 30, 2002 increased 2% for the Automotive Group compared to an increase of 1% for the nine months ended September 30, 2002. Operating profit margin for the Automotive Group was 9.1% for the nine months ended September 30, 2002, a slight decrease from the 9.2% for the same period the prior year. This margin decrease is attributed to increases in salaries, insurance, and other expenses associated with the addition of approximately 90 company-owned stores since year-end. Operating profit for the Industrial Group increased 10% for the quarter and 1% in the nine months, reflecting an increase in operating profit margin for the quarter from 6.4% to 6.8%. This improvement in operating expenses and operating margin reflects significant progress in cost control initiatives such as payroll and headcount, as well as a more disciplined focus on other expenses. S. P. Richards, our Office Products Group, showed operating profit improvement in the quarter with a 2% increase, compared to a 2% decrease for the nine months. S.P. Richards had a decrease in their operating profit margin as a percentage of sales for the quarter from 8.6% to 8.4%. The decrease in operating profit margin relates to some deterioration in gross margin due to continued competitive pricing pressures. EIS, our Electrical/Electronic Materials Group, continued to be down for the nine months, although they had a small operating profit for the quarter. EIS had an operating profit margin of 1.4% as a percentage of sales for the quarter ended September 30, 2002 versus a loss in the same period the prior year. EIS’s improvement reflects some improvement in their sales declines related to the economy, as well as their cost reduction efforts in all expense categories.

Cost of goods sold decreased slightly as a percentage of net sales compared to the same quarter of the prior year, due to more efficient supply chain costs and inventory mix. Selling, administrative and other expenses increased slightly for the quarter and the percentage of selling, administrative and other expenses to net sales decreased slightly, reflecting improved operating efficiencies associated with the Company’s cost control and related initiatives.

Cost of goods sold for the nine month period ending September 30, 2002 was flat, as compared to the same period in 2001. Selling, administrative and other expenses decreased slightly for the nine months and the percentage of selling, administrative and other expenses to net sales increased slightly. Selling, administrative, and other costs improved for the nine months in dollars, but not as a percentage of sales, due mostly to the level of fixed costs inherent in distribution. The effective income tax rate decreased from 40% to 39.2% for the nine months, primarily as a result of the decrease in non-deductible goodwill amortization due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).

Financial Condition

The major balance sheet categories were relatively consistent with the December 31, 2001 balance sheet. Prepaid expenses and other current assets declined primarily due to the collection of accrued receivables in 2002. Goodwill and other intangible assets declined due to the January 1, 2002 adoption of a new accounting principle, as discussed below. Cash at $39.6 million is down $46 million as compared to December 31, 2001, primarily due to a reduction of debt. The change in long-term debt is discussed below.

During the first quarter of 2002, the Company completed its transitional impairment testing as required by SFAS 142. As a result, a non-cash charge of $395.1 million was recorded as of January 1 representing the cumulative effect of a change in accounting principle. Most of the goodwill written down is in connection with acquisitions made in 1998 and 1999 where the discounted cash flows was estimated to be less than the carrying amount of the goodwill recorded. The breakdown of this impairment by reportable segment is summarized as follows, in thousands:

Transitional
impairment
losses

Automotive	$213,401
Industrial	19,512
Office products	6,566
Electrical/electronic materials	155,611

Total	$395,090

In addition, the adoption of the non-amortization provisions of SFAS 142 resulted in a decrease in amortization expense of $9 million, or $.05 per share, for the nine month period ended September 30, 2002.

In 2001, the Company’s management approved a plan to close and consolidate certain facilities, terminate certain employees, and exit certain other activities. Following is a summary of the liability for these charges (in thousands):

	December 31,	Payments	Sept. 30,
	2001 Liability	In 2002	2002 Liability

Facility consolidation	$10,700	$(2,413)	$8,287
Severance	6,600	(2,809)	3,791
Other charges	600	(90)	510

	$17,900	$(5,312)	$12,588

There have been no material changes to the Company’s plans or estimates at December 31, 2001, and no additional charges were recorded in the nine month period ended September 30, 2002 related to management’s plan. In addition, the Company has not experienced any significant declines in net sales as a result of the facility consolidations completed through September 30, 2002, and none are anticipated. The Company anticipates that all significant activities associated with the plan will be completed by December 31, 2002.

Liquidity and Capital Resources

The Company’s long-term debt decreased by approximately $160.3 million in the nine months ended September 30, 2002. The decline in borrowings is primarily attributable to cash generated from operating activities of $304.3 million and $35.5 million in cash generated from stock option exercises. In addition, the Company had minimal stock repurchases in the nine months ended September 30, 2002.

The following table shows the Company’s approximate obligations and commitments to make future payments under contractual obligations as of September 30, 2002 (in thousands):

		Period less	Period 1-3	Period 4-5	Period over
	Total	than 1 year	years	years	5 years

Credit facilities	$719,046	$43,780	$172,211	$2,741	$500,314
Operating leases	367,211	95,208	123,781	62,586	85,636

Total Contractual Cash Obligations	$1,086,257	$138,988	$295,992	$65,327	$585,950

The Company has certain commercial commitments related to affiliate borrowing guarantees, standby letters of credit, and residual values under operating leases. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote. The following table shows the Company’s approximate commercial commitments as of September 30, 2002 (in thousands):

	Total
	Amounts	Period less	Period 1-3	Period	Period over
	Committed	than 1 year	years	4-5 years	5 years

Guaranteed borrowings of affiliates	$59,901	$21,570	$6,209	$4,139	$27,983
Standby letters of credit	30,557	30,557	–	–	–
Residual value guarantee under operating leases	50,489	–	–	–	50,489

Total Contractual Cash Obligations	$140,947	$52,127	$6,209	$4,139	$78,472

The Company manages its exposure to changes in short-term interest rates, particularly to reduce the impact on its floating-rate term notes, by entering into interest rate swap agreements. The Company has interest rate swaps with fair values of approximately $31.6 million and $15.3 million outstanding as of December 31, 2001 and September 30, 2002, respectively. The decrease in fair values since December 31, 2001 is primarily due to normal settlement of monthly payments due on swaps during the nine months ending September 30, 2002 as well as the early termination of certain swaps, offset by increases in the fair value of the liability on outstanding swaps during the period.

The following table shows the activity of the interest rate swap agreements for the period from December 31, 2001 to September 30, 2002 (in thousands):

Fair value of contracts outstanding at December 31, 2001	$31,570
Contracts realized or otherwise settled during the period (cash paid)	(34,356)
Fair value of new contracts when entered into during the period	–
Changes in fair value values attributable to changes in valuation techniques and assumptions	–
Other changes in fair values	18,104

Fair value of contracts outstanding at September 30, 2002	$15,318

The Company’s exposure to future declines in interest rates associated with fixed rate interest rate swap agreements has been reduced significantly since December 31, 2001. At December 31, 2001, the Company had fixed interest rate payment swap agreements outstanding in the notional amount of approximately $600 million. At September 30, 2002, the notional amount of these outstanding interest swap agreements was approximately $100 million, comprised of two $50 million notional swaps with maturity dates of 2005 and 2008. Other swaps having various maturity dates are not significant as of September 30, 2002. In addition, at September 30, 2002, approximately $500 million of the Company’s total borrowings, which mature in approximately six and nine years, are at fixed rates of interest.

The ratio of current assets to current liabilities is 3.3 to 1 and the Company’s cash position is good. The Company believes existing lines of credit and cash generated from operations will be sufficient to fund future operations.

Item 3.

Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided elsewhere herein and under Item 2 in the Company’s Form 10-K for the year ended December 31, 2001.

Forward-Looking Statements:

Statements in this report constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that its forward-looking statements involve risks and uncertainties. The Company undertakes no duty to update its forward-looking statements, which reflect the Company’s beliefs, expectations, and plans as of the present. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company’s products and services, the ability to maintain favorable supplier arrangements and relationships, competitive product and pricing pressures, including internet related initiatives, the effectiveness of the Company’s promotional, marketing and advertising programs, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as other risks and uncertainties discussed from time to time in the Company’s filings with the Securities and Exchange Commission. Readers are cautioned that other factors not listed here could materially impact the Company’s future earnings, financial position and cash flows. You should not place undue reliance upon forward-looking statements contained herein, and should carefully read other reports that the Company will, from time to time, file with the Securities and Exchange Commission.

Item 4.

Controls and Procedures

Within the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date that Company management conducted its evaluation.

PART II — OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

Exhibit 3.1	Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995)
Exhibit 3.2	Bylaws of the Company, as amended (incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 12, 2001)

(b)	Reports on Form 8-K:

During the quarter ended September 30, 2002, Genuine Parts Company filed a Current Report on Form 8-K on August 9, 2002. This report contained sworn statements of Larry L. Prince and Jerry W. Nix, the principal executive officer and principal financial officer, respectively, of Genuine Parts Company as filed with the Commission pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934 (File No. 4-460).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company
(Registrant)

Date November 8, 2002	/s/ Jerry W. Nix Jerry W. Nix Executive Vice President - Finance (Principal Financial and Accounting Officer)

* * * * * * * * * *

CERTIFICATIONS

I, Larry L. Prince, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Genuine Parts Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Larry L. Prince

Larry L. Prince
Chairman of the Board and
Chief Executive Officer

I, Jerry W. Nix, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Genuine Parts Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

b)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Jerry W. Nix

Jerry W. Nix
Executive Vice President — Finance and
Chief Financial Officer