Form 10-K
period 2002-12-31
GENUINE PARTS CO
filed 2003-03-21
CIK 40987

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-5690

GENUINE PARTS COMPANY

(Exact name of Registrant as specified in its Charter)

Georgia (State of Incorporation)	58-0254510 (IRS Employer Identification No.)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as described in Exchange Act Rule 12b-2). Yes [X]      No [ ]

     The aggregate market value of the Registrant’s Common Stock (based upon the closing sales price reported by the New York Stock Exchange and published in The Wall Street Journal for March 4, 2003) held by non-affiliates as of March 4, 2003 was approximately $4,811,183,040.

     The number of shares outstanding of Registrant’s Common Stock, as of March 4, 2003: 174,025,755

     Certain portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 (the “Annual Report”) are incorporated by reference into this Form 10-K. Other than those portions of the Annual Report specifically incorporated by reference pursuant to Items 5 through 8 of Part II hereof, no other portions of the Annual Report shall be deemed so incorporated.

     Certain portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2003 (the “Proxy Statement”) filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 13 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

PART I.

ITEM I. BUSINESS.

     Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. In 2002, business was conducted throughout the United States, in Canada and in Mexico from approximately 1,800 locations. As used in this report, the “Company” refers to Genuine Parts Company and its subsidiaries, except as otherwise indicated by the context; and the terms “automotive parts” and “industrial parts” refer to replacement parts in each respective category.

Segment Data. For information regarding segment data, refer to the Company’s Audited Financial Statements as set forth on Pages 17 and 37 of the Annual Report to Shareholders for 2002.

Competition - General. The distribution business, which includes all segments of the Company’s business, is highly competitive with the principal methods of competition being product quality, sufficiency of inventory, price and the ability to give the customer prompt and dependable service. The Company anticipates no decline in competition in any of its business segments in the foreseeable future.

Employees. As of December 31, 2002, the Company employed approximately 30,700 persons.

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

     During 2002, the Company’s Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores (“auto parts stores” or “NAPA AUTO PARTS stores”) owned in the United States by Genuine Parts Company; automotive parts distribution centers and auto parts stores in Canada owned and operated by UAP, a wholly-owned subsidiary; auto parts stores in the United States operated by corporations in which Genuine Parts Company owned either a minority or majority interest; auto parts stores in Canada operated by corporations in which UAP owned a 50% interest; distribution centers owned by Balkamp, Inc., a majority-owned subsidiary; rebuilding plants owned by the Company and operated by its Rayloc division; distribution centers of ACDelco, Motorcraft and other automotive supplies owned and operated by Johnson Industries, a wholly-owned subsidiary; and automotive parts distribution centers and automotive parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. (“Auto Todo”), a company in which a wholly-owned subsidiary of Genuine Parts Company owns a controlling interest.

     The Company has a 15% interest in Mitchell Repair Information (“MRIC”), a subsidiary of Snap-on Incorporated. MRIC is a leading diagnostic and repair information company with over 35,000 North American subscribers linked to its services and information databases. MRIC’s core product, “Mitchell ON-DEMAND”, is a premier electronic repair information source in the automotive aftermarket.

     The Company’s NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, SUV’s, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes replacement parts for small engines, farm equipment and heavy duty equipment. The Company’s inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company’s domestic automotive operations purchase from more than 65 different suppliers, approximately 58% of 2002 automotive parts inventories were purchased from 10 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers, which has protected the Company from inventory obsolescence.

Distribution System. In 2002, Genuine Parts Company operated 57 domestic NAPA automotive parts distribution centers located in 37 states and approximately 900 domestic company-owned NAPA AUTO PARTS stores located in 43 states. At December 31, 2002, Genuine Parts Company owned either a minority or majority interest in 31 corporations, which operated approximately 53 auto parts stores in 19 states.

     UAP, founded in 1926, is a Canadian leader in the distribution, marketing, and rebuilding of replacement parts and accessories for automobiles and trucks. UAP employs approximately 4,000 people. UAP operates a network of 15 distribution centers supplying approximately 600 UAP/NAPA auto parts and 54 TRACTION wholesalers, which supply parts to small fleet owners-operators and are a significant supplier to the mining and forestry industries. These include approximately 202 company owned stores, 24 joint venture or progressive owners in which UAP owns a 50% interest, and approximately 430 independently owned stores. UAP supplies bannered installers and independent installers in all provinces of Canada, as well as networks of service station and repair shops operating under the banners of national accounts. UAP is licensed to and uses the NAPA® name in Canada.

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

Products. Distribution centers have access to over 300,000 different parts and related supply items. Each item is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers. Most orders are filled and shipped the same day as received. The majority of sales are on terms that require payment within 30 days of the statement date. The Company does not manufacture any of the products it distributes. The majority of products are distributed under the NAPA® name, a mark licensed to the Company by NAPA.

Related Operations. A majority-owned subsidiary of Genuine Parts Company, Balkamp, Inc. (“Balkamp”), distributes a wide variety of replacement parts and accessory items for passenger cars, heavy duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the approximately 24,000 part numbers, which constitute the “Balkamp” line of products that are distributed to the members of NAPA. These products are categorized in 160 different product groups purchased from more than 400 domestic suppliers and 130 foreign manufacturers. BALKAMP®, a federally registered trademark, is important to the sales and marketing promotions of the Balkamp organization. Balkamp has four distribution centers located in Indianapolis and Plainfield, Indiana, Greenwood, Mississippi, and West Jordan, Utah.

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

Segment Data. In the year ended December 31, 2002, sales from the Automotive Parts Group approximated 52% of the Company’s net sales as compared to 51% in 2001 and 50% in 2000.

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

NAPA. The Company is a member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive replacement parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose members in 2002 operated 64 distribution centers located throughout the United States, 57 of which were owned and operated by the Company. NAPA develops marketing concepts and programs that may be used by its members. It is not involved in the chain of distribution.

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

     As of December 31, 2002, the Group served more than 150,000 customers in all types of industries located throughout the United States, Mexico and Canada.

Distribution System. In North America, the Industrial Parts Group operates 466 branches, nine distribution centers, and 29 service centers. The distribution centers stock and distribute more than 200,000 different items purchased from more than 250 different suppliers. Approximately 62% of 2002 total industrial purchases were made from 10 major suppliers. Sales are generated from the Group’s branches located in 48 states, nine provinces in Canada, and seven cities in Mexico. Each branch has warehouse facilities that stock significant amounts of inventory representative of the lines of products used by customers in the respective market area served.

     Motion (Canada) operates two distribution centers for the 64 Canadian locations serving industrial and agricultural markets. Motion (Canada) also distributes irrigation systems and related supplies.

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

Segment Data. In the year ended December 31, 2002, sales from the Company’s Industrial Parts Group approximated 27% of the Company’s net sales as compared to 27% in 2001 and 28% in 2000.

Competition. The Industrial Parts Group competes with other distributors specializing in the distribution of such items, general line distributors and others who have developed or joined integrated supply programs. To a lesser extent, the Group competes with manufacturers that sell directly to the customer.

OFFICE PRODUCTS GROUP.

     The Office Products Group, operated through S. P. Richards Company (“S. P. Richards”), a wholly-owned subsidiary of the Company, is headquartered in Atlanta, Georgia. S. P. Richards is engaged in the wholesale distribution of a broad line of office and other business related products that are used in the daily operation of businesses, schools, offices and institutions. Office products fall into the general categories of computer supplies, imaging supplies, office furniture, office machines, general office supplies, school supplies, janitorial supplies and breakroom supplies.

     Horizon USA Data Supplies, Inc., a wholly-owned subsidiary of S. P. Richards, is a distributor of computer supplies and accessories. In 2002, HorizonUSA opened a new facility in Vancouver, Canada and in December 2002 moved into a new headquarters and distribution center in Reno, Nevada.

     The Office Products Group is represented in Canada through S. P. Richards Canada. Headquartered near Vancouver, British Columbia, S. P. Richards Canada services office product resellers throughout Canada from locations in Vancouver, Toronto, Calgary and Winnipeg.

     The Office Products Group distributes computer supplies including storage media, printer supplies and computer accessories; office furniture to include desks, credenzas, chairs, chair mats, partitions, files and computer furniture; office machines to include telephones, answering machines, calculators, fax machines, multi-function copiers, printers, digital cameras, laminators and shredders; general office supplies to include desk accessories, business forms, accounting supplies, binders, filing supplies, report covers, writing instruments, envelopes, note pads, copy paper, mailroom supplies, drafting supplies and audiovisual supplies; school supplies to include bulletin boards, teaching aids and art supplies; janitorial supplies to include cleaning supplies, paper towels and trash can liners; and breakroom supplies to include napkins, utensils, snacks and beverages. S. P. Richards has return privileges with most of its suppliers, which has protected the Company from inventory obsolescence.

     The Office Products Group distributes more than 30,000 items to over 7,000 business product resellers throughout the United States and Canada from a network of 43 distribution centers. This network of strategically located distribution centers provides overnight delivery of the Company’s comprehensive product offering. Approximately 62% of the Company’s 2002 total office products purchases were made from 10 major suppliers.

     The Office Products Group sells strictly to resellers of office products. These resellers include independently owned office product dealers, national office product superstores, large contract stationers, mail order companies and college bookstores. Resellers are offered comprehensive marketing programs, which include full line catalogs and flyers as well as education and training resources.

     While the Company inventories include products from over 350 of the industry’s leading manufacturers, S. P. Richards also markets four proprietary brands of items. These brands include: SPARCO®, an economical line of office supply basics; Compucessory™, a line of computer accessories; NATURE SAVER®, an offering of recycled paper products and Elite Image™, a line of new and remanufactured toner cartridges.

Segment Data. In the year ended December 31, 2002, sales from the Company’s Office Products Group approximated 17% of the Company’s net sales as compared to 17% in 2001 and 16% in 2000.

Competition. In the distribution of office supplies to retail dealers, S. P. Richards competes with many other wholesale distributors as well as with manufacturers of office products and large national retail chains.

ELECTRICAL/ELECTRONIC MATERIALS GROUP.

     The Electrical/Electronic Materials Group was formed on July 1, 1998 through the acquisition of EIS, Inc. (“EIS”). This Group distributes materials for the manufacture and repair of electrical and electronic apparatus. With branch locations in 33 cities nationwide and in Mexico, this Group stocks over 100,000 items, from insulating and conductive materials to assembly tools and test equipment. This Group also has three manufacturing facilities that provide custom fabricated parts and one manufacturing plant that produces printed circuit board drillroom products. The Electrical/Electronic Materials Group is an important single source to original equipment manufacturers, repair shops, the electronic assembly market, and printed circuit board manufacturers. EIS actively utilizes its E-commerce Internet site to present its products to customers while allowing these on-line visitors to conveniently purchase from a large product assortment.

     In 2002, the Company distributed electrical materials through EIS, headquartered in Atlanta, Georgia. Electronic materials were distributed through EIS’s operating divisions, Com-Kyl and Circuit Supply. Both electrical and electronic products are distributed from warehouse locations in major user markets throughout the U.S. The Company has return privileges with most of its suppliers, which has protected the Company from inventory obsolescence.

Products. The Electrical/Electronic Materials Group distributes a wide variety of products to customers from over 400 vendors. Products include such items as magnet wire, copper clad laminate, conductive materials, insulating and shielding materials, assembly tools, test equipment, adhesives and chemicals, pressure sensitive tapes, solder, anti-static products, and thermal management products. To meet the prompt delivery demands of its customers, this Group maintains large inventories. The majority of sales are on open account. Approximately 62% of 2002 total Electrical/Electronic Materials Group purchases were made from 10 major suppliers.

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

Segment Data. In the year ended December 31, 2002 sales from the Company’s Electrical/Electronic Materials Group approximated 4% of the Company’s sales, as compared to 5% in 2001 and 6% in 2000.

Competition. The Electrical/Electronic Materials Group competes with other distributors specializing in the distribution of electrical and electronic products, general line distributors, and, to a lesser extent, manufacturers that sell directly to customers.

* * * * * * * * * *

Internet Website. The Company’s internet website can be found at www.genpt.com. The Company makes available free of charge on or through our internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished, to the Securities and Exchange Commission.

Executive Officers of the Company. The table below sets forth the name and age of each person deemed to be an executive officer of the Company as of March 4, 2003, the position or office held by each and the period during which each has served as such. Each executive officer is elected by the Board of Directors and serves at the pleasure of the Board of Directors until his successor has been elected and has qualified, or until his earlier death, resignation, removal, retirement or disqualification.

			Year First
Name	Age	Position of Office	Assumed Position

Larry L. Prince	64	Chairman of the Board of Directors and Chief Executive Officer	1990/1989
Thomas C. Gallagher	55	President and Chief Operating Officer	1990
George W. Kalafut	69	Executive Vice President	1991
Jerry W. Nix	57	Executive Vice President – Finance *	2000
Edward Van Stedum	53	Senior Vice President-Human Resources	1996

*	Also serves as the Company’s Principal Financial and Accounting Officer.

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

     The Company’s Automotive Parts Group currently operates 57 NAPA Distribution Centers in the United States distributed among four geographic divisions. Approximately 90% of the distribution center properties are owned by the Company. At December 31, 2002, the Company operated approximately 900 NAPA AUTO PARTS stores located in 43 states, and the Company owned either a minority or majority interest in approximately 31 additional auto parts stores located in 19 states. Other than NAPA AUTO PARTS stores located within Company owned distribution centers, most of the automotive parts stores in which the Company has an ownership interest were operated in leased facilities. In addition, UAP operated 15 distribution centers and approximately 226 automotive parts and TRACTION stores in Canada, and Auto Todo operates 10 distribution centers and 18 stores in Mexico. The Company’s Automotive Parts Group also operates four Balkamp distribution centers, five Rayloc rebuilding plants, one transfer and shipping facility, and eleven Johnson Industries distribution centers.

     The Company’s Industrial Parts Group, operating through Motion, Motion (Canada) and Motion (Mexico), operates 9 distribution centers, 29 service centers and 466 branches. Approximately 90% of these branches are operated in leased facilities.

     The Company’s Office Products Group operates 39 facilities in the United States and 4 facilities in Canada distributed among the Group’s five geographic divisions. Approximately 75% of these facilities are operated in leased buildings.

     The Company’s Electrical/Electronic Materials Group operates in 31 cities in the United States and 2 cities in Mexico. All of this Group’s 33 facilities are operated in leased buildings except one facility, which is owned.

     For additional information regarding rental expense on leased properties, see “Note 6 of Notes to Consolidated Financial Statements” on Page 34 of the Company’s Annual Report to Shareholders for the year ended December 31, 2002.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is subject to various legal and governmental proceedings, many involving routine litigation incidental to the businesses, including several hundred product liability lawsuits resulting from its national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts distributed by the Company. While litigation of any type contains an element of uncertainty, the Company believes that its defense and ultimate resolution of pending and reasonably anticipated claims will continue to occur within the ordinary course of the Company’s business, and that resolution of these claims will not have a material adverse effect on the Company’s operations or consolidated business and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information required by this item is set forth under the heading “Market and Dividend Information” on Page 16 of the Company’s Annual Report to Shareholders for the year ended December 31, 2002, and is incorporated herein by reference. During the second quarter of 2002, the Company issued an aggregate of 9,427 shares of Company stock pursuant to an earnout in connection with the acquisition of Hunt Automotive. These shares are in addition to an aggregate 42,939 shares that were issued in prior periods in connection with the Hunt acquisition. All such shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations there under.

ITEM 6. SELECTED FINANCIAL DATA.

     Information required by this item is set forth under the heading “Selected Financial Data” on Page 16 of the Company’s Annual Report to Shareholders for the year ended December 31, 2002, and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information required by this item is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 18 through 23 of the Company’s Annual Report to Shareholders for the year ended December 31, 2002, and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information related to this item is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 18 through 23 and under “Note 4 – Credit Facilities” on Page 33 of the Company’s Annual Report to Shareholders for the year ended December 31, 2002, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information required by this item is set forth in the consolidated financial statements on Pages 17 and 25 through 37, in “Report of Independent Auditors” on Page 24, and under the heading “Quarterly Results of Operations” on Page 23, of the Company’s Annual Report to Shareholders for the year ended December 31, 2002, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item is set forth under the headings “Nominees for Director” and “Members of the Board of Directors Continuing in Office” on Pages 3 through 4 of the definitive proxy statement for the Company’s Annual Meeting to be held on April 21, 2003, and is incorporated herein by reference. Certain information required by this Item is included in and incorporated by reference to Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this item is set forth under the heading “Executive Compensation and Other Benefits” on Pages 9 through 11, and under the headings “Compensation, Nominating and Governance Committee Interlocks and Insider Participation”, “Compensation Pursuant to Plans” and “Termination of Employment and Change of Control Arrangements” on Pages 13 through 17 of the definitive proxy statement for the Company’s Annual Meeting to be held on April 21, 2003, and is incorporated herein by reference. In no event shall the information contained in the definitive proxy statement for the Company’s 2002 Annual Meeting on Pages 11 through 13 under the heading “Compensation, Nominating and Governance Committee Report on Executive Compensation”; on Pages 18 and 19 under the heading “Performance Graph”; or on Page 19 under the heading “Audit Committee Report” be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is set forth under the headings “Common Stock Ownership of Certain Beneficial Owners” and “Common Stock Ownership of Management” on Pages 6 through 9 of the definitive proxy statement for the Company’s Annual Meeting to be held on April 21, 2003, and is incorporated herein by reference.

Equity Compensation Plan Information

     The following table gives information as of December 31, 2002 about the common stock that may be issued under all of the Company’s existing equity compensation plans.

	(a)		(c) Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued Upon	Weighted Average	Future Issuance Under Equity
	Exercise of Outstanding	Exercise Price of	Compensation Plans
	Options, Warrants and	Outstanding Options,	(Excluding Securities
Plan Category	Rights	Warrants and Rights	Reflected in Column(a))

Equity Compensation Plans Approved by Stockholders:
	2,629,268 (1)	$30.21	- 0 -
	4,887,762 (2)	$29.12	4,080,000
Equity Compensation Plans Not Approved by Stockholders:
	28,558 (3)	n/a	971,442

Total	7,545,588	—	5,051,442

(1)	Genuine Parts Company 1992 Stock Option and Incentive Plan, as amended

(2)	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended

(3)	Genuine Parts Company Director’s Deferred Compensation Plan, as amended

(4)	The table does not include information for the EIS, Inc., 1993 Equity Incentive Plan assumed by the Company in connection with the acquisition of EIS, Inc. in 1998. As of December 31, 2002, a total of 56,479 shares of the Company’s common stock were issuable upon exercise of outstanding options under that assumed plan. The weighted average exercise price of those outstanding options is $18.47 per share. No additional options may be granted under the EIS, Inc. 1993 Equity Incentive Plan.

Directors’ Deferred Compensation Plan

     The Company established, effective as of November 1, 1996, a nonqualified, unfunded deferred compensation plan known as the Genuine Parts Company Directors’ Deferred Compensation Plan. This plan is open to all non-employee directors of the Company and permits participants to defer the receipt of all of their director fees and/or meeting fees until a specified date, which must be at least two calendar years following the date of the election to defer. Participants may elect to have the deferred amounts allocated to an interest bearing account or an account that is credited with Company common stock equivalents. Each participant may elect to receive payment of the deferred amounts in cash or shares of Company common stock. The shares of Company common stock distributable to directors under this plan must be previously issued and repurchased shares and may not be original issue shares. A maximum of 1,000,000 shares of common stock may be distributed under this plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

ITEM 14. CONTROLS AND PROCEDURES.

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	(1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report.

(3) The following Exhibits are filed as part of this report in Item 15(c):

Exhibit 3.1	Restated Articles of Incorporation of the Company, dated as of April 18, 1988, and as amended April 17, 1989 and amendments to the Restated Articles of Incorporation of the Company, dated as of November 20, 1989 and April 18, 1994. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

Exhibit 3.2	By-laws of the Company, as amended February 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 12, 2001.)

Exhibit 4.1	Shareholder Protection Rights Agreement, dated as of November 15, 1999, between the Company and SunTrust Bank, Atlanta, as Rights Agent. (Incorporated herein by reference from the Company’s Report on Form 8-K, dated November 15, 1999.)

Exhibit 4.2	Specimen Common Stock Certificate. (Incorporated herein by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-63874.)

Exhibit 4.3	Note Purchase Agreement, dated November 30, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

Exhibit 10.1 *	1988 Stock Option Plan. (Incorporated herein by reference from the Company’s Annual Meeting Proxy Statement, dated March 9, 1988.)

Exhibit 10.2 *	Form of Amendment to Deferred Compensation Agreement, adopted February 13, 1989, between the Company and certain executive officers of the Company. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 15, 1989.)

Exhibit 10.3 *	Form of Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company providing for a supplemental employee benefit upon a change in control of the Company. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 15, 1989.)

Exhibit 10.4 *	Genuine Parts Company Supplemental Retirement Plan, effective January 1, 1991. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 1991.)

Exhibit 10.5 *	1992 Stock Option and Incentive Plan, effective April 20, 1992. (Incorporated herein by reference from the Company’s Annual Meeting Proxy Statement, dated March 6, 1992.)

Exhibit 10.6 *	Restricted Stock Agreement dated March 31, 1994, between the Company and Larry L. Prince. (Incorporated herein by reference from the Company’s Form 10-Q, dated May 6, 1994.)

Exhibit 10.7 *	Restricted Stock Agreement dated March 31, 1994, between the Company and Thomas C. Gallagher. (Incorporated herein by reference from the Company’s Form 10-Q, dated May 6, 1994.)

Exhibit 10.8 *	The Genuine Parts Company Restated Tax-Deferred Savings Plan, effective January 1, 1993. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

Exhibit 10.9 *	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, effective January 1, 1995. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

Exhibit 10.10 *	Genuine Partnership Plan, as amended and restated January 1, 1994. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

Exhibit 10.11 *	Genuine Parts Company Pension Plan, as amended and restated effective January 1, 1989. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

Exhibit 10.12 *	Amendment No. 1 to the Genuine Partnership Plan, effective September 1, 1995. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K, dated March 7, 1996.)

Exhibit 10.13 *	Amendment No. 1 to the Genuine Parts Company Pension Plan, effective April 1, 1995. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K, dated March 7, 1996.)

Exhibit 10.14 *	Amendment No. 2 to the Genuine Parts Company Pension Plan, dated September 28, 1995, effective January 1, 1995. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K, dated March 7, 1996.)

Exhibit 10.15 *	Genuine Parts Company Directors’ Deferred Compensation Plan, effective November 1, 1996. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K, dated March 10, 1997.)

Exhibit 10.16 *	Amendment No. 3 to the Genuine Parts Company Pension Plan dated May 24, 1996, effective January 1, 1996. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K, dated March 10, 1997.)

Exhibit 10.17 *	Amendment No. 4 to the Genuine Parts Company Pension Plan dated December 3, 1996, effective January 1, 1996. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K, dated March 10, 1997.)

Exhibit 10.18 *	Amendment No. 2 to the Genuine Partnership Plan, dated December 3, 1996, effective November 1, 1996. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K, dated March 10, 1997.)

Exhibit 10.19 *	Amendment No. 4-A to the Genuine Parts Company Pension Plan, dated August 29, 1997, effective January 1, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)

Exhibit 10.20 *	Amendment No. 5 to the Genuine Parts Company Pension Plan, dated August 7, 1997. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)

Exhibit 10.21 *	Amendment No. 6 to the Genuine Parts Company Pension Plan, dated October 6, 1997, effective January 1, 1997. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)

Exhibit 10.22 *	Amendment No. 3 to the Genuine Partnership Plan, dated August 7, 1997. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)

Exhibit 10.23 *	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, dated August 29, 1997, effective August 15, 1997. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)

Exhibit 10.24 *	Genuine Parts Company Death Benefit Plan, effective July 15, 1997. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)

Exhibit 10.25 *	Amendment No. 4 to the Genuine Partnership Plan, dated August 19, 1998, effective January 1, 1998. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1999.)

Exhibit 10.26 *	Amendment No. 5 to the Genuine Partnership Plan, dated December 7, 1998, effective January 1, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1999.)

Exhibit 10.27 *	Amendment No. 6 to the Genuine Partnership Plan, dated December 7, 1998, effective January 1, 1994. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1999.)

Exhibit 10.28 *	Amendment No. 7 to the Genuine Parts Company Pension Plan, dated August 19, 1998, effective January 1, 1998. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1999.)

Exhibit 10.29 *	Genuine Parts Company 1999 Long-Term Incentive Plan. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1999.)

Exhibit 10.30 *	Genuine Parts Company 1999 Annual Incentive Bonus Plan, effective April 19, 1995. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1999.)

Exhibit 10.31 *	Restricted Stock Agreement dated February 25, 1999, between the Company and Larry L. Prince. (Incorporated herein by reference from the Company’s Form 10-Q, dated May 3, 1999.)

Exhibit 10.32 *	Restricted Stock Agreement dated February 25, 1999, between the Company and Thomas C. Gallagher. (Incorporated herein by reference from the Company’s Form 10-Q, dated May 3, 1999.)

Exhibit 10.33 *	Amendment No. 8 to the Genuine Parts Company Pension Plan, dated January 26, 1999, effective September 30, 1998. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.34 *	Amendment No. 9 to the Genuine Parts Company Pension Plan, dated December 30, 1999, effective January 1, 1989; December 31, 1999; and January 1, 2000. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.35 *	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.36 *	Amendment to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.37 *	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.38 *	Amendment to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.39 *	Amendment to the Genuine Parts Company Supplemental Retirement Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.40 *	Amendment No. 7 to the Genuine Partnership Plan, dated January 26, 1999, effective January 1, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.41 *	Amendment No. 8 to the Genuine Partnership Plan, dated February 4, 1999, effective January 1, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.42 *	Amendment No. 9 to the Genuine Partnership Plan, dated April 5, 1999, effective April 1, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.43 *	Amendment No. 10 to the Genuine Partnership Plan, dated December 30, 1999, effective November 30, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.44*	Amendment No. 11 to the Genuine Partnership Plan, dated January 19, 2001, effective April 1, 2000. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 12, 2001.)

Exhibit 10.45*	Amendment No. 12 to the Genuine Partnership Plan, dated January 19, 2001, effective December 29, 2000. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 12, 2001.)

Exhibit 10.46*	Amendment No. 10 to the Genuine Parts Company Pension Plan, dated November 28, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.47*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.48*	Amendment No. 4 to the Genuine Parts Company Supplemental Retirement Plan, dated November 28, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.49*	Trust Agreement Executed in Conjunction with the Genuine Parts Company Supplemental Retirement Plan, dated July 1, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.50*	Amendment No. 1 to the Trust Agreement Executed in Conjunction with the Genuine Parts Company Non-Qualified Deferred Compensation Plans, dated December 5, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.51*	Group Insurance Plan for Employees of Genuine Parts Company, as amended and restated effective January 1, 2000. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.52*	Amendment to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated November 14, 2002, effective November 14, 2002.

Exhibit 10.53*	Genuine Parts Company Partnership Plan, as amended and restated effective January 1, 2001, and executed February 27, 2002.

Exhibit 10.54*	Genuine Parts Company Pension Plan, as amended and restated effective January 1, 2001 unless otherwise specified herein, and executed February 27, 2002.

Exhibit 10.55*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001.

Exhibit 10.56*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated November 19, 2001, effective November 19, 2001.

*	Indicates executive compensation plans and arrangements.

Exhibit 13	The following sections and pages of the 2002 Annual Report to Shareholders:

- Selected Financial Data on Page 16
- Market and Dividend Information on Page 16
- Management’s Discussion and Analysis of Financial Condition on Pages 18-23
- Quarterly Results of Operations on Page 23
- Segment Data on Page 17
- Report of Independent Auditors on Page 24
- Consolidated Financial Statements and Notes to Consolidated Financial Statements on Pages 25-37.

Exhibit 21	Subsidiaries of the Company

Exhibit 23	Consent of Independent Auditors

(b)	Reports on Form 8-K. There were no Reports on Form 8-K filed for the quarter ended December 31, 2002.

(c)	Exhibits. The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules. The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUINE PARTS COMPANY

/s/ Larry L. Prince	3/21/03	/s/ Jerry W. Nix	3/21/03

Larry L. Prince Chairman of the Board and Chief Executive Officer	(Date)	Jerry W. Nix Executive Vice President - Finance (Principal Financial and Accounting Officer)	(Date)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mary B. Bullock	2/17/03	/s/ Richard W. Courts II	2/17/03

Dr. Mary B. Bullock Director	(Date)	Richard W. Courts II Director	(Date)

/s/ Bradley Currey, Jr.	2/17/03	/s/ Jean Douville	2/17/03

Bradley Currey, Jr. Director	(Date)	Jean Douville Director	(Date)

/s/ Robert P. Forrestal	2/17/03	/s/ Thomas C. Gallagher	2/17/03

Robert P. Forrestal Director	(Date)	Thomas C. Gallagher Director President and Chief Operating Officer	(Date)

/s/ John D. Johns	2/17/03	/s/ Michael M. E. Johns	2/17/03

John D. Johns Director	(Date)	Michael M. E. Johns Director	(Date)

/s/ J. Hicks Lanier	2/17/03	/s/ Larry L. Prince	2/17/03

J. Hicks Lanier Director	(Date)	Larry L. Prince Director Chairman of the Board and Chief Executive Officer	(Date)

/s/ Alana S. Shepherd	2/17/03	/s/ Lawrence G. Steiner	2/17/03

Alana S. Shepherd Director	(Date)	Lawrence G. Steiner Director	(Date)

/s/ James B. Williams	2/17/03

James B. Williams Director	(Date)

CERTIFICATIONS

I, Larry L. Prince, certify that:

1.	I have reviewed this annual report on Form 10-K of Genuine Parts Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ Larry L. Prince

Larry L. Prince Chairman of the Board and Chief Executive Officer

I, Jerry W. Nix, certify that:

1.	I have reviewed this annual report on Form 10-K of Genuine Parts Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ Jerry W. Nix

Jerry W. Nix Executive Vice President — Finance and Chief Financial Officer

Annual Report on Form 10-K

Item 15(a)(1) and (2), (c) and (d)

List of Financial Statements

Certain Exhibits

Year Ended December 31, 2002

Genuine Parts Company

Atlanta, Georgia

Form 10-K - Item 15(a)(1) and (2)

Genuine Parts Company and Subsidiaries

Index of Financial Statements

The following consolidated financial statements of Genuine Parts Company and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2002, are incorporated by reference in Item 8:

Consolidated balance sheets - December 31, 2002 and 2001

Consolidated statements of income - Years ended December 31, 2002, 2001, and 2000

Consolidated statements of cash flows - Years ended December 31, 2002, 2001, and 2000

Notes to consolidated financial statements - December 31, 2002

The following consolidated financial statement schedule of Genuine Parts Company and subsidiaries is included in Item 15(d):

Schedule II – Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Annual Report on Form 10-K
Item 15(d)
Financial Statement Schedule II – Valuation and Qualifying Accounts
Genuine Parts Company and Subsidiaries

	Balance at	Charged		Balance at
	Beginning	to Costs		End
	of Period	and Expenses	Deductions	of Period

Year ended December 31, 2000:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$6,928,609	$13,875,788	$(13,433,963)[1]	$7,370,434
Year ended December 31, 2001:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$7,370,434	$26,515,715	$(24,621,880)[1]	$9,264,269
Reserve for facility consolidations	—	$18,300,000[3]	$(400,000)[2]	$17,900,000
Year ended December 31, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$9,264,269	$20,856,135	$(21,892,433)[1]	$8,227,971
Reserve for facility consolidations	$17,900,000	—	$(9,900,000)[2]	$8,000,000

1 Uncollectible accounts written off, net of recoveries.

2 Facility consolidation expenses paid.

3 Facility consolidation expenses accrued.

ANNUAL REPORT ON FORM 10-K

ITEM 15(a)(3)

LIST OF EXHIBITS

The following Exhibits are filed as a part of this Report:

10.52*	Amendment to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated November 14, 2002, effective November 14, 2002.

10.53*	Genuine Parts Company Partnership Plan, as amended and restated effective January 1, 2001, and executed February 27, 2002.

10.54*	Genuine Parts Company Pension Plan, as amended and restated effective January 1, 2001, and executed February 27, 2002.

10.55*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001.

10.56*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated November 19, 2001, effective November 19, 2001.

13	The following Sections and Pages of Annual Report to Shareholders for 2002:

- Selected Financial Data on Page 16

- Market and Dividend Information on Page 16

- Management’s Discussion and Analysis of Financial Condition on Pages 18-23

- Quarterly Results of Operations on Page 23

- Segment Data on Page 17

- Report of Independent Auditors on Page 24

- Consolidated Financial Statements and Notes to Consolidated Financial Statements on Pages 25-37

21	Subsidiaries of the Company

23	Consent of Independent Auditors

The following Exhibits are incorporated by reference as set forth in Item 15 on pages 12-17 of this Form 10-K:

-	3.1	Restated Articles of Incorporation of the Company, dated April 18, 1988, and as amended April 17, 1989 and amendments to the Restated Articles of Incorporation of the Company, dated November 20, 1989 and April 18, 1994.

-	3.2	By-laws of the Company, as amended February 19, 2001.

-	4.1	Shareholder Protection Rights Agreement, dated November 15, 1999, between the Company and SunTrust Bank, Atlanta, as Rights Agent. (Incorporated herein by reference from the Company’s Report on Form 8-K, dated November 15, 1999.)

-	4.2	Specimen Common Stock Certificate. (Incorporated herein by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-63874).

-	4.3	Note Purchase Agreement, dated November 30, 2001. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 7, 2002.)

Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

-	10.1*	1988 Stock Option Plan.

-	10.2*	Form of Amendment to Deferred Compensation Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company.

-	10.3*	Form of Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company providing for a supplemental employee benefit upon a change in control of the Company.

-	10.4*	Genuine Parts Company Supplemental Retirement Plan, effective January 1, 1991.

-	10.5*	1992 Stock Option and Incentive Plan, effective April 20, 1992.

-	10.6*	Restricted Stock Agreement dated March 31, 1994, between the Company and Larry L. Prince.

-	10.7*	Restricted Stock Agreement dated March 31, 1994, between the Company and Thomas C. Gallagher.

-	10.8*	The Genuine Parts Company Restated Tax-Deferred Savings Plan, effective January 1, 1993.

-	10.9*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, effective January 1, 1995.

-	10.10*	Genuine Partnership Plan, as amended and restated January 1, 1994.

-	10.11*	Genuine Parts Company Pension Plan, as amended and restated, effective January 1, 1989.

-	10.12*	Amendment No. 1 to the Genuine Partnership Plan, effective September 1, 1995.

-	10.13*	Amendment No. 1 to the Genuine Parts Company Pension Plan, effective April 1, 1995.

-	10.14*	Amendment No. 2 to the Genuine Parts Company Pension Plan, dated September 28, 1995, effective January 1, 1995.

-	10.15*	Genuine Parts Company Directors’ Deferred Compensation Plan, effective November 1, 1996.

-	10.16*	Amendment No. 3 to the Genuine Parts Company Pension Plan, dated May 24, 1996, effective January 1, 1996.

-	10.17*	Amendment No. 4 to the Genuine Parts Company Pension Plan, dated December 3, 1996, effective January 1, 1996.

-	10.18*	Amendment No. 2 to the Genuine Partnership Plan, dated December 3, 1996, effective November 1, 1996.

-	10.19*	Amendment No. 4-A to the Genuine Parts Company Pension Plan, dated August 29, 1997, effective January 1, 1996.

-	10.20*	Amendment No. 5 to the Genuine Parts Company Pension Plan, dated August 7, 1997.

-	10.21*	Amendment No. 6 to the Genuine Parts Company Pension Plan, dated October 6, 1997, effective January 1, 1997.

-	10.22*	Amendment No. 3 to the Genuine Partnership Plan, dated August 7, 1997.

-	10.23*	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, dated August 29, 1997, effective August 15, 1997.

-	10.24*	Genuine Parts Company Death Benefit Plan, effective July 15, 1997.

-	10.25*	Amendment No. 4 to the Genuine Partnership Plan, dated August 19, 1998, effective January 1, 1998.

-	10.26*	Amendment No. 5 to the Genuine Partnership Plan, dated December 7, 1998, effective January 1, 1999.

-	10.27*	Amendment No. 6 to the Genuine Partnership Plan, dated December 7, 1998, effective January 1, 1994.

-	10.28*	Amendment No. 7 to the Genuine Parts Company Pension Plan, dated August 19, 1998, effective January 1, 1998.

-	10.29*	Genuine Parts Company 1999 Long-Term Incentive Plan.

-	10.30*	Genuine Parts Company 1999 Annual Incentive Bonus Plan.

-	10.31*	Restricted Stock Agreement dated February 25, 1999, between the Company and Larry L. Prince.

-	10.32*	Restricted Stock Agreement dated February 25, 1999, between the Company and Thomas C. Gallagher.

-	10.33*	Amendment No. 8 to the Genuine Parts Company Pension Plan, dated January 26, 1999, effective September 30, 1998.

-	10.34*	Amendment No. 9 to the Genuine Parts Company Pension Plan, dated December 30, 1999, effective January 1, 1989; December 31, 1999; and January 1, 2000.

-	10.35*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated April 19, 1999, effective April 19, 1999.

-	10.36*	Amendment to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999.

-	10.37*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999.

-	10.38*	Amendment to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999.

-	10.39*	Amendment to the Genuine Parts Company Supplemental Retirement Plan, dated April 19, 1999, effective April 19, 1999.

-	10.40*	Amendment No. 7 to the Genuine Partnership Plan, dated January 26, 1999, effective January 1, 1999.

-	10.41*	Amendment No. 8 to the Genuine Partnership Plan, dated February 4, 1999, effective January 1, 1999.

-	10.42*	Amendment No. 9 to the Genuine Partnership Plan, dated April 5, 1999, effective April 1, 1999.

-	10.43*	Amendment No. 10 to the Genuine Partnership Plan, dated December 30, 1999, effective November 30, 1999.

-	10.44*	Amendment No. 11 to the Genuine Partnership Plan, dated January 19, 2001, effective April 1, 2000.

-	10.45*	Amendment No. 12 to the Genuine Partnership Plan, dated January 19, 2001, effective December 29, 2000.

-	10.46*	Amendment No. 10 to the Genuine Parts Company Pension Plan, dated November 28, 2001, effective July 1, 2001.

-	10.47*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001.

-	10.48*	Amendment No. 4 to the Genuine Parts Company Supplemental Retirement Plan, dated November 28, 2001, effective July 1, 2001.

-	10.49*	Trust Agreement Executed in Conjunction with the Genuine Parts Company Supplemental Retirement Plan, dated July 1, 2001, effective July 1, 2001.

-	10.50*	Amendment No. 1 to the Trust Agreement Executed in Conjunction with the Genuine Parts Company Non-Qualified Deferred Compensation Plans, dated December 5, 2001, effective July 1, 2001.

-	10.51*	Group Insurance Plan for Employees of Genuine Parts Company, as amended and restated effective January 1, 2000.

	*	Indicates executive compensation plans and arrangements.