Form 10-Q
period 2003-03-31
GENUINE PARTS CO
filed 2003-05-06
CIK 40987

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	March 31, 2003	Commission File Number	1-5690

GENUINE PARTS COMPANY

(Exact name of registrant as specified in its charter)

GEORGIA	58-0254510

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA	30339

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 953-1700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (the close of the period covered by this report).

173,847,973

(Shares of Common Stock)

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

GENUINE PARTS COMPANY and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,030	$19,995
Trade accounts receivable, less allowance for doubtful accounts (2003 — $13,251; 2002 — $8,228)	1,110,334	1,039,843
Inventories — at lower of cost (substantially last-in, first-out method) or market	2,057,917	2,144,787
Prepaid expenses and other accounts	77,881	131,150

TOTAL CURRENT ASSETS	3,271,162	3,335,775
Goodwill and other intangible assets	58,932	58,705
Other assets	300,944	292,312
Total property, plant and equipment, less allowance for depreciation (2003 — $477,320; 2002 — $466,080)	346,520	333,051

TOTAL ASSETS	$3,977,558	$4,019,843

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$596,255	$735,183
Current portion of long-term debt and other borrowings	172,540	116,905
Income taxes payable	54,096	21,366
Dividends payable	51,360	50,557
Other current liabilities	130,183	145,707

TOTAL CURRENT LIABILITIES	1,004,434	1,069,718
Long-term debt	674,733	674,796
Deferred income taxes	99,441	97,912
Minority interests in subsidiaries	47,967	47,408
SHAREHOLDERS’ EQUITY
Stated capital:
Preferred Stock, par value — $1 per share
Authorized — 10,000,000 shares — None Issued	-0-	-0-
Common Stock, par value — $1 per share
Authorized — 450,000,000 shares
Issued — 2003 — 173,847,973; 2002 — 174,380,634	173,848	174,381
Accumulated other comprehensive loss	(40,758)	(60,522)
Additional paid-in capital	29,160	44,371
Retained earnings	1,988,733	1,971,779

TOTAL SHAREHOLDERS’ EQUITY	2,150,983	2,130,009

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,977,558	$4,019,843

See notes to condensed consolidated financial statements.

FORM 10-Q

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,

	2003	2002

	(in thousands, except per share data)
Net sales	$2,021,858	$1,977,743
Cost of goods sold	1,383,518	1,373,774

	638,340	603,969
Selling, administrative & other expenses	493,145	461,067

Income before income taxes and cumulative effect of a change in accounting principle	145,195	142,902
Income taxes	56,771	55,875

Income before cumulative effect of a change in accounting principle	88,424	87,027
Cumulative effect of a change in accounting principle	(19,541)	(395,090)

Net income (loss)	$68,883	$(308,063)

Basic net income (loss) per common share:
Before cumulative effect of a change in accounting principle	$.51	$.50
Cumulative effect of a change in accounting principle	(.11)	(2.27)

Basic net income (loss)	$.40	$(1.77)

Diluted net income (loss) per common share:
Before cumulative effect of a change in accounting principle	$.51	$.50
Cumulative effect of a change in accounting principle	(.12)	(2.26)

Diluted net income (loss) per common share	$.39	$(1.76)

Dividends declared per common share	$.295	$.29

Average common shares outstanding	174,146	173,877
Dilutive effect of stock options and non-vested restricted stock awards	456	1,005

Average common shares outstanding — assuming dilution	174,602	174,882

See notes to condensed consolidated financial statements.

FORM 10-Q

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months
	Ended March 31,

	(in thousands)
	2003	2002

Net income (loss)	$68,883	$(308,063)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	19,541	395,090
Depreciation and amortization	17,031	18,417
Other	(462)	1,908
Changes in operating assets and liabilities	(62,565)	12,830

NET CASH PROVIDED BY OPERATING ACTIVITIES	42,428	120,182
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(25,659)	(11,442)
Other	(863)	-0-

NET CASH USED IN INVESTING ACTIVITIES	(26,522)	(11,442)
FINANCING ACTIVITIES:
Proceeds from credit facilities, net of payments	55,998	(106,559)
Stock options exercised	628	20,180
Dividends paid	(51,126)	(51,539)
Purchase of stock	(16,371)	(234)

NET CASH USED IN FINANCING ACTIVITIES	(10,871)	(138,152)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,035	(29,412)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,995	85,770

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,030	$56,358

See notes to condensed consolidated financial statements.

FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company”) for the year ended December 31, 2002. Accordingly, the quarterly condensed consolidated financial statements and related disclosures should be read in conjunction with the 2002 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments necessary for a fair statement of income for the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results for the entire year.

Note B — Segment Information

	Three month period ended March 31,

	2003	2002

	(In thousands)
Net sales:
Automotive	$1,022,471	$998,659
Industrial	569,630	551,169
Office products	363,826	352,757
Electrical/electronic materials	75,417	81,620
Other	(9,486)	(6,462)

Total net sales	$2,021,858	$1,977,743

Operating profit (loss):
Automotive	$83,430	$83,988
Industrial	43,187	42,644
Office products	41,556	41,266
Electrical/electronic materials	1,597	(680)

Total operating profit	169,770	167,218
Interest expense	(13,694)	(16,449)
Other, net	(10,881)	(7,867)

Income before income taxes and cumulative effect of a change in accounting principle	$145,195	$142,902

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s consolidated statements of income.

FORM 10-Q

Note C — Comprehensive Income (Loss)

Total comprehensive income (loss) was $88,647,000 and $(305,101,000) for the three month periods ended March 31, 2003 and 2002, respectively. The difference between total comprehensive income and net income (loss) was due to foreign currency translation adjustments and adjustments to the fair value of derivative instruments, as summarized below (in thousands):

	For the Three Months Ended March 31,

	2003	2002

Net Income (Loss)	$68,883	$(308,063)
Foreign currency translation	17,528	(686)
Unrealized gain on derivative instruments, net of taxes	2,236	3,648

Total other comprehensive income	19,764	2,962

Comprehensive income (loss)	$88,647	$(305,101)

Note D — New Accounting Pronouncements

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

Within the reportable segments, the Company identified reporting units as defined in SFAS 142. The reporting units’ goodwill was tested for impairment during the first quarter of 2002 as required by SFAS 142 upon adoption based upon the expected present value of future cash flows approach. As a result of this valuation process as well as the application of the remaining provisions of SFAS 142, the Company recorded a transitional impairment loss of $395.1 million ($2.27 loss per share basic and $2.26 loss per share diluted). This write-off was reported as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of income as of January 1, 2002. For the three months ended March 31, 2003, additions to goodwill of $.9 million relate to additional consideration for earnouts on prior acquisitions. The Company also assessed the finite-lived, identifiable intangible assets for impairment under the undiscounted cash flows approach and concluded there was no impairment.

FORM 10-Q

The changes in the carrying amount of goodwill as of December 31, 2002 and during the period by reportable segment are summarized as follows (in thousands):

	Goodwill

				Electrical/	Identifiable
				Electronic	Intangible
	Automotive	Industrial	Office Products	Materials	Assets	Total

Balance as of January 1, 2002	$221,752	$50,304	$8,297	$155,611	$6,114	$442,078
Goodwill acquired during the year	13,266	31	400	—	956	14,653
Amortization during the year	—	—	—	—	(2,421)	(2,421)
Other impairment charges		(515)				(515)
Transitional impairment losses	(213,401)	(19,512)	(6,566)	(155,611)	—	(395,090)

Balance as of Dec. 31, 2002	21,617	30,308	2,131	—	4,649	58,705
Goodwill acquired during the quarter	—	863	—	—	—	863
Amortization during the quarter	—	—	—	—	(636)	(636)

Balance as of March 31, 2003	$21,617	$31,171	$2,131	$—	$4,013	$58,932

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

In December 2002, the FASB issued Statement No. 148 (“SFAS No. 148”) “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15,

FORM 10-Q

2002. The additional disclosures required under SFAS No. 148 have been included in Note 7 of the Company’s notes to the consolidated financial statements in the 2002 Annual Report on Form 10-K, as well as in Note F to the consolidated financial statements for the three months ended March 31, 2003.

Beginning on January 1, 2003, the Company will prospectively account for all future stock compensation awards in accordance with SFAS No. 123’s fair value method. The adoption of the preferred recognition provisions of SFAS No. 123 is not expected to have a material impact on the Company’s financial position or results of operations in 2003, and the effect on periods thereafter, while entirely dependent on the terms of future stock compensation awards, is not expected to be significant.

In January 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”). EITF 02-16 addresses accounting and reporting issues related to how a reseller should account for cash consideration received from vendors. Generally, cash consideration received from vendors is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, under certain circumstances, this presumption may be overcome and recognition as revenue or as a reduction of other costs in the income statement may be appropriate. The Company, in certain circumstances, included funds of this type in SG&A. Under the new method, vendor allowances for advertising and catalog related programs are generally considered a reduction in cost of goods sold. On January 1, 2003, the Company adopted EITF No. 02-16 and recorded a non-cash charge of $19.5 million related to the capitalization of certain vendor consideration as part of inventory cost. In addition, as a result of the January 1, 2003 adoption of EITF 02-16, approximately $33.3 million was reclassified from selling, administrative and other expenses to cost of goods sold in the consolidated statement of income for the three month period ended March 31, 2003.

As more fully discussed in Note 10 of the Company’s notes to the consolidated financial statements in the 2002 Annual Report on Form 10-K, in November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. The Company included the disclosures required by FIN 45 in Note 10 to the consolidated financial statements in the 2002 Annual Report. The adoption of the recognition provisions of FIN 45, which were required to be adopted for new arrangements beginning on January 1, 2003, were not significant for the period ending March 31, 2003.

As more fully discussed in Note 1 of the Company’s notes to the consolidated financial statements in the 2002 Annual Report on Form 10-K, in January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Presently, the Company is analyzing a proposed transaction with the lessor under its construction and lease facility in order to modify the terms and conditions of the facility so that the Company would continue to account for the facility as an operating lease; however, no assurances can be given that the transaction will be modified appropriately in order for the construction and lease facility to be accounted for as an operating lease. The Company does not believe that the adoption of FIN 46 will have a material adverse impact on its financial condition or results of operations.

FORM 10-Q

Note E — Facility Consolidation, Impairment, and Other Charges

As more fully disclosed in Note 3 of the Company’s notes to the consolidated financial statements in the 2002 Annual Report on Form 10-K, prior to December 31, 2001, the Company’s management approved a plan to close and consolidate certain facilities, terminate certain employees, and exit certain other activities. The Company also determined certain assets were impaired. Following is a summary of the charges and the related accruals for continuing liabilities associated with the plan (in thousands):

	December 31,	Payments	March 31,
	2002 Liability	In 2003	2003 Liability

Facility consolidation	$5,900	$(800)	$5,100
Severance	1,800	(1,300)	500
Other charges	300	(300)	-0-

	$8,000	$(2,400)	$5,600

There have been no material changes to the Company’s plans or estimates at December 31, 2001, and no additional charges were recorded in the three month period ended March 31, 2003 related to management’s plan. In addition, the Company has not experienced any significant declines in net sales as a result of the facility consolidations completed through March 31, 2003, and none are anticipated.

Note F — Stock Options and Restricted Stock Awards

As more fully disclosed in Note 7 of the Company’s notes to the consolidated financial statements in the 2002 Annual Report on Form 10-K, the following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Net income (loss), as reported	$68,883	$(308,063)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,776)	(239)

Pro forma net income (loss)	$67,107	$(308,302)

Income (loss) per share:
Basic — as reported	$.40	$(1.77)

Basic — pro forma	$.39	$(1.77)

Diluted — as reported	$.39	$(1.76)

Diluted — pro forma	$.38	$(1.76)

Beginning on January 1, 2003, the Company will prospectively account for all future stock compensation awards in accordance with SFAS No. 123’s fair value method. Since the Company has made no stock compensation awards since January 1, 2003, the adoption of SFAS No. 123’s recognition provisions has had no effect on the financial statements of the company since adoption. The adoption of the preferred recognition provisions of SFAS No. 123 is not expected to have a material impact on the Company’s financial position or results of operations in 2003, and the effect on periods thereafter, while entirely dependent on the terms of future stock compensation awards, is not expected to be significant.

FORM 10-Q

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the December 31, 2002 and March 31, 2003 consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K filed for the year ended December 31, 2002.

Results of Operations

Sales for the quarter were $2.02 billion, up 2% over the same period in 2002. As a result of EITF 02-16 “Accounting by a Customer for Certain Consideration Received from a Vendor”, a non-cash charge of $19.5 million was recorded as of January 1, 2003, representing the cumulative effect of a change in accounting principle. After the cumulative effect of an accounting change, net income was $69 million for the three months ended March 31, 2003, compared to a net loss of $308 million in the same period of the previous year. Earnings per share, assuming dilution and after the cumulative effect of a change in accounting principle was $.39 in the three months ended March 31, 2003 compared to a net loss of $1.76 in the same period of the previous year. Income in the quarter was up 2% to $88.4 million, as compared to $87.0 million in the same period of the previous year, before the cumulative effect of an accounting change. On a per-share diluted basis, income before the cumulative effect of an accounting change in the quarter was $.51, compared to $.50 in the same period of the prior year.

In the first quarter of 2002, the Company completed impairment testing for goodwill in conjunction with the new provisions introduced in FASB No. 142 “Goodwill and Other Intangible Assets” resulting in a non-cash charge of $395 million. This was recorded as of January 1, 2002 as a cumulative effect of a change in accounting principle. Effective January 1, 2003, the Company was required to adopt the Financial Accounting Standards Board Emerging Issues Task Force’s Issue No. 02-16, related to accounting treatment of cash consideration received from vendors. This encompasses certain advertising and promotional allowances, catalog support and other cash support arrangements that normally exist among retailers and distributors with their vendors. The Company historically classified certain vendor monies received, primarily advertising related, as a component of SG&A. Under the new EITF No. 02-16, these vendor monies must be classified as cost of goods sold and a portion of the amounts must be capitalized into ending inventory. In connection with the adoption of EITF No. 02-16, the Company recorded a cumulative effect adjustment of approximately $19.5 million. In addition, as a result of the January 1, 2003 adoption of EITF No. 02-16, approximately $33.3 million was reclassified from selling, administrative and other expenses to cost of goods sold in the consolidated statement of income for the three month period ended March 31, 2003. Under EITF No. 02-16, prior periods were not reclassified.

Comparing the three months ended March 31, 2003 and 2002, sales for the Automotive Parts Group increased 2% during the quarter, and operating profit decreased 1%. Sales for the Office Products Group were up 3% for the quarter, and operating profit for this group was up 1%. Motion Industries, the Industrial Products Group, increased sales by 3% with a 1% increase in operating profit as compared to the three months ended March 31, 2002. EIS, the Electrical/Electronic Group, was down 8% in revenues and had operating profit of $1.6 million. All Industry groups continue to be affected by the slow economy with the impact being greatest for EIS due to the telecommunication and manufacturing sectors of the economy. Operating profit results are also reflective of the overall economic conditions, as well as the fixed costs inherent in distribution.

Cost of goods sold for the first quarter of 2003, after the reclassification associated with the adoption of EITF 02-16, was $1.38 billion ($1.42 billion before accounting change), as compared to $1.37 billion for the three months ended March 31, 2002. Operating profit as a percentage of sales was 8.4% for the three months ended March 31, 2003 compared to 8.5% for the same period of the previous year. The Automotive Group’s operating profit decreased 1% for the three months ended March 31, 2003, which can be attributed to increases in salaries, insurance, and other expenses associated with the continuing addition of Company owned stores. Operating profit for the Industrial Group decreased slightly for the three months ended March 31, 2003 from 7.7% as compared to 7.6% for the same period of the previous year. The Office Products Group’s operating margin decreased slightly for the three months ended March 31, 2003, from 11.7% to 11.4% for the same period of the previous year. The deterioration in both the Industrial and Office Products segments can be attributed primarily to competitive pricing pressures in both of these markets. EIS, the Electrical /Electronic Materials Group had an operating profit of 2.1% as a percentage of sales for the quarter ended March 31, 2003 versus a loss in the same period of the previous year reflecting cost and headcount reductions resulting from branch closings. Selling, administrative and other expenses were up 7% for the three months ended March 31, 2003, as compared to the same period in the previous year reflecting the reclassification of certain vendor consideration, approximately $33.3 million to cost of goods sold, associated with the adoption of EITF No. 02-16. The effective income tax rate remained unchanged at 39.1% for both the current quarter and the same period in the previous year.

FORM 10-Q

Financial Condition

The major balance sheet categories were relatively consistent with the December 31, 2002 balance sheet. Prepaid expenses declined primarily due to the collection of accrued receivables in 2003. Inventory has been reduced $86.9 million as compared to December 31, 2002, which reflects the Company’s planned inventory reduction initiatives and the cumulative effect of a change in accounting principle, which contributed $33.2 million to the decline. Cash remained consistent at March 31, 2003, as compared to December 31, 2002. Accounts payable declined by approximately $139 million due to the Company’s repayment of vendor obligations in connection with year end inventory purchases. The Company’s long-term debt is discussed in detail below.

Prior to December 31, 2001, the Company’s management approved a plan to close and consolidate certain facilities, terminate certain employees, and exit certain other activities. The Company also determined certain assets were impaired. Following is a summary of the charges and related accruals for continuing liabilities associated with the plan (in thousands):

	December 31,	Payments	March 31,
	2002 Liability	In 2003	2003 Liability

Facility consolidation	$5,900	$(800)	$5,100
Severance	1,800	(1,300)	500
Other charges	300	(300)	-0-

	$8,000	$(2,400)	$5,600

There have been no material changes to the Company’s plans or estimates at December 31, 2001, and no additional charges were recorded in the three month period ended March 31, 2003 related to management’s plan. In addition, the Company has not experienced any significant declines in net sales as a result of the facility consolidations completed through March 31, 2003, and none are anticipated.

Liquidity and Capital Resources

The Company’s total long-term debt, including the current portion, increased approximately $55 million from December 31, 2002 to March 31, 2003. Borrowings increased slightly primarily due to stock repurchases totaling $16.4 million and capital expenditures of $25.7 million for the three months ended March 31, 2003.

The following table shows the Company’s approximate obligations and commitments to make future payments under contractual obligations as of March 31, 2003 (in thousands):

		Period less	Period 1-3	Period 4-5	Period over
	Total	than 1 year	years	years	5 years

Credit facilities	$847,273	$172,540	$174,733	$250,000	$250,000
Operating leases	375,850	101,728	160,729	52,138	61,255

Total Contractual Cash Obligations	$1,223,123	$274,268	$335,462	$302,138	$311,255

FORM 10-Q

The Company has certain commercial commitments related to affiliate borrowing guarantees and residual values under operating leases. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote. The following table shows the Company’s approximate commercial commitments as of March 31, 2003 (in thousands):

	Total
	Amounts	Period less	Period 1-3	Period 4-5	Period over
	Committed	than 1 year	years	years	5 years

Guaranteed borrowings of affiliates	$59,952	$20,195	$6,518	$4,346	$28,893
Residual value guarantee under operating leases	54,483	—	—	54,483	—

Total Commercial Commitments	$114,435	$20,195	$6,518	$58,829	$28,893

The Company manages its exposure to changes in short-term interest rates, particularly to reduce the impact on its floating-rate term notes, by entering into interest rate swap agreements. The Company has interest rate swaps with fair values of approximately $15.6 million and $15.2 million outstanding as of December 31, 2002 and March 31, 2003, respectively. The decrease in fair values since December 31, 2002 is primarily due to normal settlement of monthly payments due on swaps during the three months ending March 31, 2003, offset by increases in the fair value of the liability on outstanding swaps during the period.

The following table shows the activity of the Company’s liability for interest rate swap agreements for the period from December 31, 2002 to March 31, 2003 (in thousands):

Fair value of contracts outstanding at December 31, 2002	$15,643
Contracts realized or otherwise settled during the period (cash paid)	(1,339)
Other changes in fair values	931

Fair value of contracts outstanding at March 31, 2003	$15,235

At March 31, 2003, the notional amount of these outstanding interest swap agreements was approximately $100 million, comprised of two $50 million notional swaps with maturity dates of 2005 and 2008. Other swaps having various maturity dates are not significant as of March 31, 2003. In addition, at March 31, 2003, approximately $500 million of the Company’s total borrowings, which mature in approximately five and eight years, are at fixed rates of interest.

The ratio of current assets to current liabilities is 3.3 to 1 and the Company’s cash position is good. The Company believes existing lines of credit and cash generated from operations will be sufficient to fund future operations.

Item 3.

Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided elsewhere herein and under Item 7A in the Company’s Form 10-K for the year ended December 31, 2002. There have been no material changes in market risk from the information provided under Item 7A in the Company’s 10-K for the year ended December 31, 2002.

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

FORM 10-Q

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

Exhibit 3.1	Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995).

Exhibit 3.2	Bylaws of the Company, as amended (incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 12, 2001).

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

(b)	Reports on Form 8-K:

On April 17, 2003, Genuine Parts Company (the “Company”) issued a press release setting forth the Company’s 1st quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date May 6, 2003	/s/ Jerry Nix

Jerry W. Nix Executive Vice President — Finance (Principal Financial and Accounting Officer)

FORM 10-Q

I, Larry L. Prince, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Genuine Parts Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to Genuine Parts Company and will be retained by Genuine Parts Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date: May 6, 2003

/s/ Larry L. Prince

Larry L. Prince Chairman of the Board and Chief Executive Officer

FORM 10-Q

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

A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to Genuine Parts Company and will be retained by Genuine Parts Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date: May 6, 2003

/s/ Jerry W. Nix

Jerry W. Nix Executive Vice President — Finance and Chief Financial Officer