Form 10-Q
period 2003-06-30
GENUINE PARTS CO
filed 2003-08-08
CIK 40987

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003	Commission File Number 1-5690

GENUINE PARTS COMPANY

(Exact name of registrant as specified in its charter)

GEORGIA	58-0254510

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA	30339

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 953-1700

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2003.

173,935,633

(Shares of Common Stock)

CONDENSED CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SECTION 302 CERTIFICATION OF THE CEO
SECTION 302 CERTIFICATION OF THE CFO
SECTION 906 CERTIFICATION OF THE CEO
SECTION 906 CERTIFICATION OF THE CFO

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements

GENUINE PARTS COMPANY and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,942	$19,995
Trade accounts receivable, less allowance for doubtful accounts (2003 — $17,367; 2002 — $8,228)	1,138,389	1,039,843
Inventories — at lower of cost (substantially last-in, first-out method) or market	2,044,336	2,144,787
Prepaid expenses and other accounts	84,776	131,150

TOTAL CURRENT ASSETS	3,289,443	3,335,775
Goodwill and other intangible assets	58,297	58,705
Other assets	334,771	292,312
Total property, plant and equipment, less allowance for depreciation (2003 — $486,935; 2002 — $466,080)	338,982	333,051

TOTAL ASSETS	$4,021,493	$4,019,843

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$624,476	$735,183
Current portion of long-term debt and other borrowings	130,818	116,905
Income taxes payable	24,105	21,366
Dividends payable	51,297	50,557
Other current liabilities	150,392	145,707

TOTAL CURRENT LIABILITIES	981,088	1,069,718
Long-term debt	671,682	674,796
Deferred income taxes	100,597	97,912
Minority interests in subsidiaries	48,559	47,408
SHAREHOLDERS’ EQUITY
Stated capital:
Preferred Stock, par value — $1 per share Authorized — 10,000,000 shares — None Issued	-0-	-0-
Common Stock, par value — $1 per share Authorized — 450,000,000 shares Issued — 2003 — 173,935,633; 2002 — 174,380,634	173,936	174,381
Accumulated other comprehensive loss	(12,339)	(60,522)
Additional paid-in capital	29,846	44,371
Retained earnings	2,028,124	1,971,779

TOTAL SHAREHOLDERS’ EQUITY	2,219,567	2,130,009

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,021,493	$4,019,843

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Net sales	$2,152,794	$2,130,924	$4,174,652	$4,108,667
Cost of goods sold	1,501,411	1,486,692	2,884,929	2,860,466

Gross margin	651,383	644,232	1,289,723	1,248,201
Selling, administrative & other expenses	503,356	486,520	996,501	947,587

Income before income taxes and cumulative effect of a change in accounting principle	148,027	157,712	293,222	300,614
Income taxes	57,879	61,665	114,650	117,540

Income before cumulative effect of a change in accounting principle	90,148	96,047	178,572	183,074
Cumulative effect of a change in accounting principle	—	—	(19,541)	(395,090)

Net income (loss)	$90,148	$96,047	$159,031	$(212,016)

Basic net income (loss) per common share:
Before cumulative effect of a change in accounting principle	$.52	$.55	$1.03	$1.05
Cumulative effect of a change in accounting principle	—	—	(.12)	(2.27)

Basic net income (loss)	$.52	$.55	$.91	$(1.22)

Diluted net income (loss) per common share:
Before cumulative effect of a change in accounting principle	$.52	$.55	$1.02	$1.05
Cumulative effect of a change in accounting principle	—	—	(.11)	(2.26)

Diluted net income (loss)	$.52	$.55	$.91	$(1.21)

Dividends declared per common share	$.295	$.29	$.59	$.58

Average common shares outstanding	173,895	174,445	174,019	174,163
Dilutive effect of stock options and non-vested restricted stock awards	565	903	498	945

Average common shares outstanding — assuming dilution	174,460	175,348	174,517	175,108

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	Ended June 30,

	2003	2002

	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$159,031	$(212,016)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	19,541	395,090
Depreciation and amortization	35,771	36,299
Other	(2,242)	6,538
Changes in operating assets and liabilities	(66,186)	(20,509)

NET CASH PROVIDED BY OPERATING ACTIVITIES	145,915	205,402
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(37,188)	(25,982)
Other	(863)	-0-

NET CASH USED IN INVESTING ACTIVITIES	(38,051)	(25,982)
FINANCING ACTIVITIES:
Net proceeds (payments) on credit facilities	10,999	(173,421)
Stock options exercised	1,401	35,291
Dividends paid	(101,946)	(102,236)
Purchase of stock	(16,371)	(275)

NET CASH USED IN FINANCING ACTIVITIES	(105,917)	(240,641)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,947	(61,221)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,995	85,770

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,942	$24,549

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

In the opinion of management, all adjustments necessary for a fair statement of income for the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of results for the entire year.

Note B — Segment Information

	Three month period ended June 30,		Six month period ended June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Net sales:
Automotive	$1,167,797	$1,148,572	$2,190,268	$2,147,230
Industrial	565,912	572,618	1,135,542	1,123,788
Office Products	355,448	336,599	719,274	689,356
Electrical/Electronic Materials	73,283	80,558	148,700	162,178
Other	(9,646)	(7,423)	(19,132)	(13,885)

Total net sales	$2,152,794	$2,130,924	$4,174,652	$4,108,667

Operating profit (loss):
Automotive	$103,832	$108,648	$187,262	$192,943
Industrial	33,232	44,502	76,419	87,031
Office Products	31,333	29,854	72,889	70,928
Electrical/Electronic Materials	1,916	600	3,513	(80)

Total operating profit	170,313	183,604	340,083	350,822
Interest expense	(13,350)	(16,409)	(27,044)	(32,858)
Other, net	(8,936)	(9,483)	(19,817)	(17,350)

Income before income taxes and cumulative effect of a change in accounting principle	$148,027	$157,712	$293,222	$300,614

For management purposes, net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “other” represents the net effect of the discounts, incentives and freight billed to customers, which are reported as a component of net sales in the Company’s consolidated statements of income.

Note C — Comprehensive Income (Loss)

Total comprehensive income (loss) was $207,214,000 and $(215,622,000) for the six month periods ended June 30, 2003 and 2002, respectively. The difference between total comprehensive income and net income (loss) was due to foreign currency translation adjustments and adjustments to the fair value of derivative instruments, as summarized below (in thousands):

	For the Six Months Ended June 30,

	2003	2002

Net Income (Loss)	$159,031	$(212,016)
Foreign currency translation	44,147	(7,122)
Derivative instruments, net of taxes	4,036	3,516

Total other comprehensive income (loss)	48,183	(3,606)

Comprehensive income (loss)	$207,214	$(215,622)

Comprehensive income for the three months ended June 30, 2003 and 2002 totaled $118,567,000 and $89,479,000, respectively.

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

Within the reportable segments, the Company identified reporting units as defined in SFAS 142. The reporting units’ goodwill was tested for impairment during the first quarter of 2002 as required by SFAS 142 upon adoption based upon the expected present value of future cash flows approach. As a result of this valuation process as well as the application of the remaining provisions of SFAS 142, the Company recorded a transitional impairment loss of $395.1 million ($2.27 loss per share basic and $2.26 loss per share diluted). This write-off was reported as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of income as of January 1, 2002. For the six months ended June 30, 2003, additions to goodwill of $.9 million relate to additional consideration for earnouts on prior acquisitions. The Company also assessed the finite-lived, identifiable intangible assets for impairment under the undiscounted cash flows approach and concluded there was no impairment.

The changes in the carrying amount of goodwill as of December 31, 2002 and during the period by reportable segment are summarized as follows (in thousands):

	Goodwill

				Electrical/	Identifiable
				Electronic	Intangible
	Automotive	Industrial	Office Products	Materials	Assets	Total

Balance as of January 1, 2002	$221,752	$50,304	$8,297	$155,611	$6,114	$442,078
Goodwill acquired during the year	13,266	31	400	—	956	14,653
Amortization during the year	—	—	—	—	(2,421)	(2,421)
Other impairment charges	—	(515)	—	—	—	(515)
Transitional impairment losses	(213,401)	(19,512)	(6,566)	(155,611)	—	(395,090)

Balance as of Dec. 31, 2002	21,617	30,308	2,131	—	4,649	58,705
Goodwill acquired during the period	—	863	—	—	—	863
Amortization during the period	—	—	—	—	(1,271)	(1,271)

Balance as of June 30, 2003	$21,617	$31,171	$2,131	$—	$3,378	$58,297

In August 2001, the FASB issued Statement No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 establishes a single accounting model for long-lived assets to be disposed of, including segments, and supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Under SFAS 144, goodwill will no longer be allocated to long-lived assets, and therefore will no longer be subject to testing for impairment as part of those assets, but will be tested separately under SFAS 142. Additionally, SFAS 144 broadens the presentation of discontinued operations to include components of an entity rather than being limited to a segment of a business. The Company adopted SFAS 144 as of January 1, 2002. The adoption had no effect on the Company’s financial condition or results of operations.

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

In December 2002, the FASB issued Statement No. 148 (“SFAS 148”) “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25. SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ended after December 15, 2002. The additional disclosures required under SFAS 148 have been included in Note 7 of the Company’s notes to the consolidated financial statements in the 2002 Annual Report on Form 10-K, as well as in Note F to the consolidated financial statements for the quarter and six months ended June 30, 2003.

Beginning on January 1, 2003, the Company will prospectively account for all future stock compensation awards in accordance with SFAS 123’s fair value method. The adoption of the preferred recognition provisions of SFAS 123 is not expected to have a material impact on the Company’s financial position or results of operations in 2003, and the effect on periods thereafter, while entirely dependent on the terms of future stock compensation awards, is not expected to be significant.

In January 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”). EITF 02-16 addresses accounting and reporting issues related to how a reseller should account for cash consideration received from vendors. Generally, cash consideration received from vendors is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, under certain circumstances, this presumption may be overcome and recognition as revenue or as a reduction of other costs in the income statement may be appropriate. The Company, in certain circumstances, included funds of this type in SG&A. Under the new method, vendor allowances for advertising and catalog related programs are generally considered a reduction in cost of goods sold. On January 1, 2003, the Company adopted EITF 02-16 and recorded a non-cash charge of $19.5 million related to the capitalization of certain vendor consideration as part of inventory cost. In addition, as a result of the January 1, 2003 adoption of EITF 02-16, approximately $55.2 million was reclassified from selling, administrative and other expenses to cost of goods sold in the consolidated statement of income for the six months ended June 30, 2003.

As more fully discussed in Note 10 of the Company’s notes to the consolidated financial statements in the 2002 Annual Report on Form 10-K, in November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ended after December 15, 2002. The Company included the disclosures required by FIN 45 in Note 10 to the consolidated financial statements in the 2002 Annual Report. The adoption of the recognition provisions of FIN 45, which were required to be adopted for new arrangements beginning on January 1, 2003, were not significant for the six month period ended June 30, 2003.

As more fully discussed in Note 1 of the Company’s notes to the consolidated financial statements in the 2002 Annual Report on Form 10-K, in January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a minority equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or other equity conversion rights in any of the independents. The Company is currently evaluating whether the independents and the affiliates are variable interest entities as defined under the Interpretation. At June 30, 2003, the total borrowings outstanding to the independents and the affiliates, which are subject to guarantee by the Company, are approximately $160 million. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. Separately, the Company’s construction and lease facility was amended and restated on June 27, 2003. Subject to the amendment and restatement, the Interpretation did not change the Company’s accounting for the construction and lease facility.

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

	December 31,	Payments	June 30,
	2002 Liability	In 2003	2003 Liability

Facility consolidation	$5,900	(1,400)	$4,500
Severance	1,800	(1,400)	400
Other charges	300	(300)	-0-

	$8,000	$(3,100)	$4,900

There have been no material changes to the Company’s plans or estimates at December 31, 2001, and no additional charges were recorded in the six month period ended June 30, 2003 related to management’s plan. In addition, the Company has not experienced any significant declines in net sales as a result of the facility consolidations completed through June 30, 2003, and none are anticipated. The Company’s plan is substantially complete. The remaining liabilities primarily relate to abandoned lease obligations, which are being paid according to the original contractual lease terms.

Note F – Stock Options and Restricted Stock Awards

As more fully disclosed in Note 7 of the Company’s notes to the consolidated financial statements in the 2002 Annual Report on Form 10-K, the following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	Three month period ended June 30,		Six month period ended June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$90,148	$96,047	$159,031	$(212,016)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,690)	(232)	(3,466)	(471)

Pro forma net income (loss)	$88,458	$95,815	$155,565	$(212,487)

Income (loss) per share:
Basic – as reported	$.52	$.55	$.91	$(1.22)

Basic – pro forma	$.51	$.55	$.89	$(1.22)

Diluted – as reported	$.52	$.55	$.91	$(1.21)

Diluted – pro forma	$.51	$.55	$.89	$(1.21)

Beginning on January 1, 2003, the Company will prospectively account for all future stock compensation awards in accordance with SFAS 123’s fair value method. Since the Company has made no stock compensation awards since January 1, 2003, the adoption of SFAS 123’s recognition provisions has had no effect on the financial statements of the Company since adoption. The adoption of the preferred recognition provisions of SFAS 123 is not expected to have a material impact on the Company’s financial position or results of operations in 2003, and the effect on periods thereafter, while entirely dependent on the terms of future stock compensation awards, is not expected to be significant.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the December 31, 2002 and June 30, 2003 consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K filed for the year ended December 31, 2002.

Results of Operations

Sales for the quarter were $2.15 billion, up 1% over the same period in 2002. Net income was $90 million for the three months ended June 30, 2003, compared to $96 million for the same period of the previous year. Earnings per share, assuming dilution, was $.52 for the three months ended June 30, 2003 compared to $.55 for the same period in 2002.

For the six months ended June 30, 2003, sales totaled $4.2 billion, up 2% as compared to the same period in 2002. Net income for the six months ended June 30, 2003, before the cumulative effect of changes in accounting principles related to cash consideration from vendors and goodwill as discussed below, was $178.6 million compared to $183.1 million for the same period in 2002, a decrease of 2%. On a per share diluted basis, net income for the six-month period ended June 30, 2003, before the cumulative effect of a change in accounting principle, was $1.02. After accounting changes recorded in the first quarter of 2003 and 2002 as discussed below, net income was $159 million for the first six months of this year compared to a net loss of $212 million for the first six months of 2002. Earnings per share were $.91 compared to a loss of $1.21 for the first six months of 2002.

In the first quarter of 2002, the Company completed impairment testing for goodwill in conjunction with the new provisions introduced in FASB No. 142 “Goodwill and Other Intangible Assets” resulting in a non-cash charge of $395 million. This was recorded as of January 1, 2002 as a cumulative effect of a change in accounting principle. Effective January 1, 2003, the Company was required to adopt the Financial Accounting Standards Board Emerging Issues Task Force’s Issue No. 02-16, related to accounting treatment of cash consideration received from vendors (“EITF 02-16”). This encompasses certain advertising and promotional allowances, catalog support and other cash support arrangements that normally exist among retailers and distributors with their vendors. The Company historically classified certain vendor monies received, primarily advertising related, as a component of SG&A. Under the new EITF 02-16, these vendor monies must be classified as cost of goods sold and a portion of the amounts must be capitalized into ending inventory. In connection with the adoption of EITF 02-16, the Company recorded a cumulative effect adjustment of approximately $19.5 million. In addition, as a result of the January 1, 2003 adoption of EITF 02-16, approximately $21.9 million and $55.2 million was reclassified from selling, administrative and other expenses to cost of goods sold in the consolidated statement of income for the three and six month periods ended June 30, 2003, respectively. Under EITF 02-16, prior periods were not reclassified.

The Automotive Group improved revenues by 2% for the second quarter and for the six months ended June 30, 2003, and this was the eighth consecutive quarter of sales growth for our automotive parts operations. S. P. Richards, our office products company, was up 6% for the second quarter and 4% for the first six months of 2003, due to expanded customer base, new product offerings and additional market share. Motion Industries, our industrial group, was down 1% for the second quarter and up 1% for the first six months of 2003 reflecting the contracting manufacturing economy and declining capacity utilization. EIS, our electrical group, was down 9% for the second quarter and 8% for the first six months of 2003. EIS continues to be impacted by the declining telecommunication and manufacturing sectors of the economy.

Cost of goods sold for the three months ended June 30, 2003, after the reclassification associated with the adoption of EITF 02-16, was $1.50 billion ($1.52 billion before accounting change), as compared to $1.49 billion for the same period of 2002. Operating profit as a percentage of sales was 7.9% for the three month period ended June 30, 2003 compared to 8.6% for the same period of 2002. The overall decline is primarily attributed to an increase in pension costs, a reduction in rebates earned, and overall competitive pricing pressures. The Automotive Group’s operating profit decreased 4% for the three month period ended June 30, 2003, which can be primarily attributed to increases in salaries, insurance, and other expenses associated with the continuing addition of Company owned stores. Operating profit for the Industrial Group decreased 25% for the three month period ended June 30, 2003. Operating profit margin decreased from 7.8% for the same period of the previous year to 5.9%, primarily due to the rebate and competitive pricing factors mentioned above. The Office Products Group’s operating profit margin decreased slightly for the three month period ended June 30, 2003, from 8.9% to 8.8% for the same period of 2002. EIS, the Electrical /Electronic Materials Group had an operating profit margin of 2.6% for the three months ended June 30, 2003 compared to 1% for the same period of 2002, reflecting cost and headcount reductions resulting from branch closings. Selling, administrative and other expenses were up 3% for the three month period ended

June 30, 2003, as compared to the same period of 2002, reflecting the reclassification of certain vendor consideration, approximately $21.9 million to cost of goods sold for the three months ended June 30, 2003, associated with the adoption of EITF 02-16. Before the effect of this reclassification required upon adoption of EITF 02-16, selling, administrative and other expenses decreased 1% as compared to the three months ended June 30, 2002.

Cost of goods sold for the six month period ended June 30, 2003, after the reclassification associated with the adoption of EITF 02-16, was $2.88 billion ($2.94 billion before accounting change), as compared to $2.86 billion for the six month period ended June 30, 2002. Operating profit as a percentage of sales was 8.1% for the six month period ended June 30, 2003 compared to 8.5% for the same period of 2002. The Automotive Group’s operating profit decreased 3% for the six month period ended June 30, 2003, which can be primarily attributed to increases in salaries, insurance, and other expenses associated with the continuing addition of Company owned stores, as well as a reduction in rebates earned. Operating profit for the Industrial Group decreased 12% for the six month period ended June 30, 2003. Operating profit margin decreased from 7.7% as compared to 6.7% for the same period of 2002. The deterioration in the Industrial segment can be primarily attributed to competitive pricing pressures, as well as a reduction in rebates earned. The Office Products Group’s operating margin decreased slightly for the six month period ended June 30, 2003, from 10.3% to 10.1% for the same period of the previous year. EIS, the Electrical /Electronic Materials Group had an operating profit of 2.4% for the six month period ended June 30, 2003 versus a loss in the same period of the previous year reflecting cost and headcount reductions resulting from branch closings. Selling, administrative and other expenses were up 5% for the six month period ended June 30, 2003, as compared to the same period of 2002, reflecting the reclassification of certain vendor consideration, approximately $55.2 million to cost of goods sold, associated with the adoption of EITF 02-16. Before the effect of this reclassification required upon adoption of EITF 02-16, selling, administrative and other expenses decreased 1% as compared to the six month period ended June 30, 2002. The effective income tax rate remained unchanged at 39.1% for the three and six month periods ended June 30, 2003, as well as the same periods in 2002.

Financial Condition

The major balance sheet categories for the six month period ended June 30, 2003 were relatively consistent with the December 31, 2002 balance sheet. Prepaid expenses declined approximately $46 million as compared to December 31, 2002 primarily due to the collection of accrued receivables in 2003. Inventory has been reduced $100 million as compared to December 31, 2002, which reflects the Company’s planned inventory reduction initiatives and the cumulative effect of a change in accounting principle, which contributed $33.2 million to the decline. Cash remained consistent at June 30, 2003, as compared to December 31, 2002. Accounts payable declined by approximately $111 million due to the Company’s reduced vendor obligations in connection with planned inventory reductions in Automotive and Industrial segments, which have resulted in lower overall purchases. The Company’s long-term debt is discussed in detail below.

Prior to December 31, 2001, the Company’s management approved a plan to close and consolidate certain facilities, terminate certain employees, and exit certain other activities. The Company also determined certain assets were impaired. Following is a summary of the charges and related accruals for continuing liabilities associated with the plan (in thousands):

	December 31,	Payments	June 30,
	2002 Liability	In 2003	2003 Liability

Facility consolidation	$5,900	$(1,400)	$4,500
Severance	1,800	(1,400)	400
Other charges	300	(300)	-0-

	$8,000	$(3,100)	$4,900

There have been no material changes to the Company’s plans or estimates at December 31, 2001. In addition, the Company has not experienced any significant declines in net sales as a result of the facility consolidations completed through June 30, 2003, and none are anticipated. The Company’s plan is substantially complete. The remaining liabilities primarily relate to abandoned lease obligations, which are being paid according to the original contractual lease terms.

Liquidity and Capital Resources

The Company’s total debt, including the current portion, was substantially unchanged as compared to December 31, 2002, with a net increase of only $11 million during the period.

The following table shows the Company’s approximate obligations and commitments to make future payments under contractual obligations as of June 30, 2003 (in thousands):

		Period less	Period	Period	Period
	Total	than 1 year	1-3 years	4-5 years	over 5 years

Credit facilities	$802,500	$130,818	$171,682	$250,000	$250,000
Operating leases	375,850	101,728	160,729	52,138	61,255

Total Contractual
Cash Obligations	$1,178,350	$232,546	$332,411	$302,138	$311,255

The Company has certain commercial commitments related to independents and affiliates borrowing guarantees and residual values under operating leases. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote. The following table shows the Company’s approximate commercial commitments as of June 30, 2003 (in thousands):

	Total
	Amounts	Period less	Period	Period	Period
	Committed	than 1 year	1-3 years	4-5 years	over 5 years

Guaranteed borrowings of independents and affiliates	$160,154	$25,847	$22,080	$14,720	$97,507
Residual value guarantee under operating leases	59,141	–	–	59,141	–

Total Commercial
Commitments	$219,295	$25,847	$22,080	$73,861	$97,507

The Company manages its exposure to changes in short-term interest rates, particularly to reduce the impact on its floating-rate term notes, by entering into interest rate swap agreements. The Company has interest rate swaps with fair values of approximately $15.6 million outstanding as of December 31, 2002 and June 30, 2003. The change in fair values since December 31, 2002, as noted below, is primarily due to normal settlement of monthly payments due on swaps during the six months ended June 30, 2003, offset by increases in the fair value of the liability on outstanding swaps during the period.

The following table shows the activity of the Company’s liability for interest rate swap agreements for the period beginning December 31, 2002 to June 30, 2003 (in thousands):

Fair value of contracts outstanding at December 31, 2002	$15,643
Contracts realized or otherwise settled during the period (cash paid)	(2,695)
Other changes in fair values	2,688

Fair value of contracts outstanding at June 30, 2003	$15,636

At June 30, 2003, the notional amount of these outstanding interest swap agreements was approximately $100 million, comprised of two $50 million notional swaps with maturity dates of 2005 and 2008. Other swaps having various maturity dates are not significant as of June 30, 2003. In addition, at June 30, 2003, approximately $500 million of the Company’s total borrowings, which mature in approximately five and eight years, are at fixed rates of interest.

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

PART II — OTHER INFORMATION

Item 4.

Submission Of Matters To A Vote Of Security Holders

(a)	The 2003 Annual Meeting of Shareholders of the Company was held on April 21, 2003, pursuant to notice given to shareholders of record on March 5, 2003, at which date there were 174,025,755 shares of Common Stock outstanding.

(b)	At the Annual Meeting, the shareholders elected four Class II directors with terms to expire at the 2006 Annual Meeting and one Class I director with a two-year term to expire at the 2005 Annual Meeting. As to the following named individuals, the holders of 160,923,974 shares of the Company’s Common Stock voted as follows:

Class II	For	Withhold Authority

Dr. Mary B. Bullock	158,153,131	2,770,843
Richard W. Courts, II	158,254,906	2,669,068
Larry L. Prince	157,462,129	3,461,845
James B. Williams	158,129,145	2,794,829

Class I	For	Withhold Authority

John D. Johns	158,065,522	2,858,452

The following individuals’ term of office as a director continued after the Annual Meeting:

Class I	Class III

Robert P. Forrestal	Jean Douville
Thomas C. Gallagher	Michael M. E. Johns, M.D.
Lawrence G. Steiner	J. Hicks Lanier

(c)	The shareholders also ratified the selection of Ernst & Young LLP as independent auditors of the Company for 2003. The holders of 156,984,023 shares of Common Stock voted in favor of the ratification, holders of 2,775,231 shares voted against, holders of 1,164,720 shares abstained, and there were no broker non-votes.

At the Annual Meeting, the shareholders also voted on a shareholder proposal regarding the Company’s Shareholder Protection Rights Agreement. The holders of 70,936,029 shares voted in favor of the proposal, holders of 72,125,246 shares voted against, holders of 2,467,926 abstained from voting and there were 15,394,773 broker non-votes.

(d)	Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

Exhibit 3.1	Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995).

Exhibit 3.2	Bylaws of the Company, as amended (incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 12, 2001).

Exhibit 31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

Exhibit 31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date August 8, 2003	/s/ Jerry Nix Jerry W. Nix Executive Vice President – Finance (Principal Financial and Accounting Officer)