Form 10-Q
period 2003-09-30
GENUINE PARTS CO
filed 2003-11-07
CIK 40987

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003	Commission File Number 1-5690

GENUINE PARTS COMPANY

(Exact name of registrant as specified in its charter)

GEORGIA	58-0254510

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA	30339

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 953-1700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2003.

173,968,163

(Shares of Common Stock)

PART 1 — FINANCIAL INFORMATION
302 CERT./CEO
302 CERT. / CFO
906 CERT. / CEO
906 CERT. / CFO

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

GENUINE PARTS COMPANY and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,476	$19,995
Trade accounts receivable, less allowance for doubtful accounts (2003 - $23,497; 2002 - $8,228)	1,132,837	1,039,843
Inventories — at lower of cost (substantially last-in, first-out method) or market	2,083,143	2,144,787
Prepaid expenses and other accounts	77,885	131,150

TOTAL CURRENT ASSETS	3,325,341	3,335,775
Goodwill and other intangible assets	58,163	58,705
Other assets	321,685	292,312
Total property, plant and equipment, less allowance for depreciation (2003 - $486,575; 2002 - $466,080)	346,960	333,051

TOTAL ASSETS	$4,052,149	$4,019,843

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$667,846	$735,183
Current portion of long-term debt and other borrowings	30,009	116,905
Income taxes payable	41,510	21,366
Dividends payable	51,303	50,557
Other current liabilities	179,135	145,707

TOTAL CURRENT LIABILITIES	969,803	1,069,718
Long-term debt	671,658	674,796
Deferred income taxes	102,777	97,912
Minority interests in subsidiaries	49,128	47,408
SHAREHOLDERS’ EQUITY
Stated capital:
Preferred Stock, par value — $1 per share Authorized - 10,000,000 shares — None Issued	-0-	-0-
Common Stock, par value — $1 per share Authorized - 450,000,000 shares Issued – 2003 – 173,968,163; 2002 – 174,380,634	173,968	174,381
Accumulated other comprehensive loss	(10,273)	(60,522)
Additional paid-in capital	29,944	44,371
Retained earnings	2,065,144	1,971,779

TOTAL SHAREHOLDERS’ EQUITY	2,258,783	2,130,009

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,052,149	$4,019,843

See notes to condensed consolidated financial statements.

FORM 10-Q

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Net sales	$2,189,388	$2,156,759	$6,364,040	$6,265,426
Cost of goods sold	1,537,439	1,506,966	4,422,368	4,367,432

Gross margin	651,949	649,793	1,941,672	1,897,994
Selling, administrative & other expenses	506,903	494,633	1,503,404	1,442,220

Income before income taxes and cumulative effect of a change in accounting principle	145,046	155,160	438,268	455,774
Income taxes	56,713	61,133	171,363	178,673

Income before cumulative effect of a change in accounting principle	88,333	94,027	266,905	277,101
Cumulative effect of a change in accounting principle	—	—	(19,541)	(395,090)

Net income (loss)	$88,333	$94,027	$247,364	$(117,989)

Basic net income (loss) per common share:
Before cumulative effect of a change in accounting principle	$.51	$.54	$1.53	$1.59
Cumulative effect of a change in accounting principle	—	—	(.11)	(2.27)

Basic net income (loss)	$.51	$.54	$1.42	$(.68)

Diluted net income (loss) per common share:
Before cumulative effect of a change in accounting principle	$.51	$.54	$1.53	$1.58
Cumulative effect of a change in accounting principle	—	—	(.11)	(2.25)

Diluted net income (loss)	$.51	$.54	$1.42	$(.67)

Dividends declared per common share	$.295	$.29	$.59	$.58

Average common shares outstanding	173,948	174,709	173,995	174,347
Dilutive effect of stock options and non-vested restricted stock awards	481	542	492	812

Average common shares outstanding – assuming dilution	174,429	175,251	174,487	175,159

See notes to condensed consolidated financial statements.

FORM 10-Q

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30,

	(in thousands)
	2003	2002

OPERATING ACTIVITIES:
Net income (loss)	$247,364	$(117,989)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	19,541	395,090
Depreciation and amortization	52,106	52,997
Other	(32)	1,890
Changes in operating assets and liabilities	7,004	(35,540)

NET CASH PROVIDED BY OPERATING ACTIVITIES	325,983	296,448
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(63,613)	(46,505)
Other	7,237	(2,098)

NET CASH USED IN INVESTING ACTIVITIES	(56,376)	(48,603)
FINANCING ACTIVITIES:
Net payments on credit facilities	(90,034)	(173,750)
Stock options exercised	2,838	35,540
Dividends paid	(153,253)	(152,979)
Purchase of stock	(17,677)	(2,826)

NET CASH USED IN FINANCING ACTIVITIES	(258,126)	(294,015)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,481	(46,170)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,995	85,770

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,476	$39,600

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

In the opinion of management, all adjustments necessary for a fair statement of income for the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of results for the entire year.

Note B — Segment Information

	Three month period ended Sept. 30,		Nine month period ended Sept. 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Net sales:
Automotive	$1,192,621	$1,155,395	$3,382,889	$3,302,625
Industrial	556,959	571,306	1,692,501	1,695,094
Office Products	375,875	359,568	1,095,149	1,048,924
Electrical/Electronic Materials	74,455	79,531	223,155	241,709
Other	(10,522)	(9,041)	(29,654)	(22,926)

Total net sales	$2,189,388	$2,156,759	$6,364,040	$6,265,426

Operating profit:
Automotive	$103,007	$107,524	$290,269	$300,467
Industrial	34,201	38,955	110,620	125,986
Office Products	30,339	30,165	103,228	101,093
Electrical/Electronic Materials	1,890	1,128	5,403	1,048

Total operating profit	169,437	177,772	509,520	528,594
Interest expense	(12,982)	(14,810)	(40,026)	(47,668)
Other, net	(11,409)	(7,802)	(31,226)	(25,152)

Income before income taxes and cumulative effect of a change in accounting principle	$145,046	$155,160	$438,268	$455,774

For management purposes, net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “other” represents the net effect of the discounts, incentives and freight billed to customers, which are reported as a component of net sales in the Company’s consolidated statements of income.

FORM 10-Q

Note C — Comprehensive Income (Loss)

Total comprehensive income (loss) was $297,613,000 and $(136,011,000) for the nine month periods ended September 30, 2003 and 2002, respectively. The difference between total comprehensive income and net income (loss) was due to foreign currency translation adjustments and adjustments to the fair value of derivative instruments, as summarized below (in thousands):

	For the Nine Months Ended Sept. 30,

	2003	2002

Net Income (Loss)	$247,364	$(117,989)
Other Comprehensive Income (Loss):
Foreign currency translation	42,817	(19,279)
Derivative instruments, net of taxes	7,432	1,257

Total Other Comprehensive Income (Loss)	50,249	(18,022)

Comprehensive Income (Loss)	$297,613	$(136,011)

Comprehensive income for the three months ended September 30, 2003 and 2002 totaled $90,399,000 and $79,611,000, respectively.

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

Within the reportable segments, the Company identified reporting units as defined in SFAS 142. The reporting units’ goodwill was tested for impairment during the first quarter of 2002 as required by SFAS 142 upon adoption based upon the expected present value of future cash flows approach. As a result of this valuation process, as well as the application of the remaining provisions of SFAS 142, the Company recorded a transitional impairment loss of $395.1 million ($2.27 loss per share basic and $2.26 loss per share diluted). This write-off was reported as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of income as of January 1, 2002. For the nine months ended September 30, 2003, additions to goodwill of $.9 million relate to additional consideration for earnouts on prior acquisitions. The Company also assessed the finite-lived, identifiable intangible assets for impairment under the undiscounted cash flows approach and concluded there was no impairment.

FORM 10-Q

The changes in the carrying amount of goodwill as of December 31, 2002 and during the period by reportable segment are summarized as follows (in thousands):

	Goodwill

				Electrical/	Identifiable
				Electronic	Intangible
	Automotive	Industrial	Office Products	Materials	Assets	Total

Balance as of January 1, 2002	$221,752	$50,304	$8,297	$155,611	$6,114	$442,078
Goodwill acquired during the year	13,266	31	400	—	956	14,653
Amortization during the year	—	—	—	—	(2,421)	(2,421)
Other impairment charges	—	(515)	—	—	—	(515)
Transitional impairment losses	(213,401)	(19,512)	(6,566)	(155,611)	—	(395,090)

Balance as of Dec. 31, 2002	21,617	30,308	2,131	—	4,649	58,705
Goodwill acquired during the period	—	863	—	—	—	863
Amortization during the period	—	—	—	—	(1,405)	(1,405)

Balance as of September 30, 2003	$21,617	$31,171	$2,131	$—	$3,244	$58,163

In June 2002, the FASB issued Statement No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. To date, SFAS 146 has had no significant impact on the Company’s consolidated financial statements, and the Company does not believe this statement will have a material impact on its consolidated financial statements in the future.

In December 2002, the FASB issued Statement No. 148 (“SFAS 148”) “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25. SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ended after December 15, 2002. The additional disclosures required under SFAS 148 have been included in Note 7 of the Company’s notes to the consolidated financial statements in the 2002 Annual Report on Form 10-K, as well as in Note F to the consolidated financial statements for the quarter and nine months ended September 30, 2003.

FORM 10-Q

On January 1, 2003, the Company began accounting for all future stock compensation awards in accordance with SFAS 123’s fair value method. The adoption of the preferred recognition provisions of SFAS 123 had no impact on the Company’s financial position or results of operations in 2003, and the effect on periods thereafter, while entirely dependent on the terms of future stock compensation awards, is not expected to be significant.

In January 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”). EITF 02-16 addresses accounting and reporting issues related to how a reseller should account for certain consideration received from vendors. Generally, certain consideration received from vendors is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, under certain circumstances, this presumption may be overcome and recognition as revenue or as a reduction of other costs in the income statement may be appropriate. The Company, in certain circumstances, included funds of this type in selling, administrative, and other expenses. Under the new method, vendor allowances for advertising and catalog related programs are generally considered a reduction of cost of goods sold. On January 1, 2003, the Company adopted EITF 02-16 and recorded a non-cash charge of $19.5 million related to the capitalization of certain vendor consideration as part of inventory cost. In addition, as a result of the January 1, 2003 adoption of EITF 02-16, approximately $71.3 million was reclassified from selling, administrative and other expenses to cost of goods sold in the consolidated statement of income for the nine months ended September 30, 2003. In accordance with EITF 02-16, the income statement presentation for periods prior to January 1, 2003 have not been reclassified.

As more fully discussed in Note 10 of the Company’s notes to the consolidated financial statements in the 2002 Annual Report on Form 10-K, in November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ended after December 15, 2002. The Company included the disclosures required by FIN 45 in Note 10 to the consolidated financial statements in the 2002 Annual Report. The adoption of the recognition provisions of FIN 45, which were required to be adopted for new arrangements beginning on January 1, 2003, were not significant for the nine month period ended September 30, 2003.

As more fully discussed in Note 1 of the Company’s notes to the consolidated financial statements in the 2002 Annual Report on Form 10-K, in January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a minority equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or other equity conversion rights in any of the independents. The Company is currently evaluating whether the independents and the affiliates are variable interest entities as defined under the Interpretation. At September 30, 2003, the total borrowings outstanding to the independents and the affiliates, which are subject to guarantee by the Company, are approximately $163 million. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. Separately, the Company’s construction and lease facility was amended and restated on June 27, 2003. Subject to the amendment and restatement, the Interpretation No. 46 did not change the Company’s accounting for the construction and lease facility.

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

	December 31,	Payments	September 30,
	2002 Liability	In 2003	2003 Liability

Facility consolidation	$5,900	$(1,900)	$4,000
Severance	1,800	(1,600)	200
Other charges	300	(300)	-0-

	$8,000	$(3,800)	$4,200

There have been no material changes to the Company’s plans or estimates at December 31, 2001, and no additional charges were recorded in the nine month period ended September 30, 2003 related to management’s plan. In addition, the Company has not experienced any significant declines in net sales as a result of the facility consolidations completed through September 30, 2003, and none are anticipated. The Company’s plan is substantially complete. The remaining liabilities primarily relate to abandoned lease obligations, which are being paid according to the original contractual lease terms.

Note F — Stock Options and Restricted Stock Awards

As more fully disclosed in Note 7 of the Company’s notes to the consolidated financial statements in the 2002 Annual Report on Form 10-K, the following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	Three month period		Nine month period
	ended September 30,		ended September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$88,333	$94,027	$247,364	$(117,989)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,325)	(1,050)	(4,791)	(1,523)

Pro forma net income (loss)	$87,008	$92,977	$242,573	$(119,512)

Income (loss) per share:
Basic – as reported	$.51	$.54	$1.42	$(.68)

Basic – pro forma	$.50	$.53	$1.39	$(.69)

Diluted – as reported	$.51	$.54	$1.42	$(.67)

Diluted – pro forma	$.50	$.53	$1.39	$(.68)

On January 1, 2003, the Company began accounting for all future stock compensation awards in accordance with SFAS 123’s fair value method. The adoption of the preferred recognition provisions of SFAS 123 had no impact on the Company’s financial position or results of operations in 2003, and the effect on periods thereafter, while entirely dependent on the terms of future stock compensation awards, is not expected to be significant.

FORM 10-Q

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the December 31, 2002 and September 30, 2003 consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K filed for the year ended December 31, 2002.

Results of Operations

Sales for the quarter were $2.2 billion, up 2% over the same period in 2002. Net income was $88 million for the three months ended September 30, 2003, compared to $94 million for the same period of the previous year. Earnings per share, assuming dilution, were $.51 for the three months ended September 30, 2003 compared to $.54 for the same period in 2002.

For the nine months ended September 30, 2003, sales totaled $6.4 billion, up 2% as compared to the same period in 2002. Net income for the nine months ended September 30, 2003, before the cumulative effect of changes in accounting principles related to certain consideration from vendors and goodwill as discussed below, was $267 million compared to $277 million for the same period in 2002, a decrease of 4%. On a per share diluted basis, net income for the nine month period ended September 30, 2003, before the cumulative effect of a change in accounting principle, was $1.53. After accounting changes recorded in the first quarter of 2003 and 2002 as discussed below, net income was $247 million for the nine months ended September 30, 2003 compared to a net loss of $118 million for the same period of the previous year. Earnings per share were $1.42 for the nine months ended September 30, 2003 compared to a loss of $.67 for the same period of the previous year.

In the first quarter of 2002, the Company completed impairment testing for goodwill in conjunction with the new provisions introduced in FASB No. 142 “Goodwill and Other Intangible Assets” resulting in a non-cash charge of $395.1 million. This was recorded as of January 1, 2002 as a cumulative effect of a change in accounting principle. Effective January 1, 2003, the Company was required to adopt the Financial Accounting Standards Board Emerging Issues Task Force’s Issue No. 02-16, related to accounting treatment of cash consideration received from vendors (“EITF 02-16”). This encompasses certain advertising and promotional allowances, catalog support and other cash support arrangements that normally exist among retailers and distributors with their vendors. The Company historically classified certain vendor monies received, primarily advertising related, as a component of selling, administrative, and other expenses. Under the new EITF 02-16, these vendor monies must be classified as cost of goods sold and a portion of the amounts must be capitalized into ending inventory. In connection with the adoption of EITF 02-16, the Company recorded a cumulative effect adjustment of approximately $19.5 million. In addition, as a result of the January 1, 2003 adoption of EITF 02-16, approximately $16.1 million and $71.3 million was reclassified from selling, administrative and other expenses to cost of goods sold in the consolidated statement of income for the three and nine month periods ended September 30, 2003, respectively. Under EITF 02-16, prior periods were not reclassified.

Automotive Group revenues increased by 3% for the third quarter and 2% for the nine months ended September 30, 2003. S. P. Richards, our office products company, was up 5% for the third quarter and 4% for the nine months ended September 30, 2003, due to expanded customer base, new product offerings and additional market share. Motion Industries, our Industrial Group, was down 3% for the third quarter and unchanged for the nine months ended September 30, 2003, reflecting the contracting manufacturing economy and declining capacity utilization. EIS, our Electrical Group, was down 6% for the third quarter and 8% for the nine months ended September 30, 2003. EIS continues to be impacted by the declining telecommunication and manufacturing sectors of the economy.

Cost of goods sold for the three months ended September 30, 2003, after the reclassification associated with the adoption of EITF 02-16, was $1.5 billion ($1.6 billion before accounting change), as compared to $1.5 billion for the same period of the previous year. Operating profit margin as a percentage of sales was 7.7% for the three month period ended September 30, 2003 compared to 8.2% for the same period of 2002. The overall decline is primarily attributed to an increase in pension costs, a reduction in rebates earned, and overall competitive pricing pressures. The Automotive Group’s operating profit decreased 4% for the three month period ended September 30, 2003, which can be primarily attributed to increases in salaries, insurance, and other expenses associated with the continuing addition of Company owned stores. Operating profit for the Industrial Group decreased 12% for the three month period ended September 30, 2003. Operating profit margin decreased from 6.8% for the same period of the previous year to 6.1%, primarily due to the rebate and competitive pricing factors mentioned above. The Office Products Group’s operating profit margin decreased from 8.4% for the same period of the previous year to 8.1% for the three month period ended September 30, 2003, which can be primarily attributed to customer and product mix. EIS, the Electrical /Electronic Materials Group had an operating profit margin of 2.5% for the

FORM 10-Q

three months ended September 30, 2003 compared to 1.4% for the same period of the previous year, which reflects continued cost and headcount reductions resulting from branch closings and operating expense controls.

Selling, administrative and other expenses were up 2.5% for the three month period ended September 30, 2003, as compared to the same period of the previous year, reflecting the reclassification of certain vendor consideration, of approximately $16.1 million to cost of goods sold for the three months ended September 30, 2003, associated with the adoption of EITF 02-16. Before the effect of this reclassification required upon adoption of EITF 02-16, selling, administrative and other expenses decreased 1% as compared to the three months ended September 30, 2002.

Cost of goods sold for the nine month period ended September 30, 2003, after the reclassification associated with the adoption of EITF 02-16, was $4.4 billion ($4.5 billion before accounting change), as compared to $4.4 billion for the nine month period ended September 30, 2002. Operating profit as a percentage of sales was 8.0% for the nine month period ended September 30, 2003 compared to 8.4% for the same period of the previous year. The Automotive Group’s operating profit decreased 3.4% for the nine month period ended September 30, 2003, which can be primarily attributed to increases in salaries, insurance, and other expenses associated with the continuing addition of Company owned stores, as well as a reduction in rebates earned. Operating profit for the Industrial Group decreased 12% for the nine month period ended September 30, 2003. Operating profit margin decreased from 7.4% as compared to 6.5% for the same period of the previous year. The deterioration in the Industrial segment can be primarily attributed to competitive pricing pressures, as well as a reduction in rebates earned. The Office Products Group’s operating margin decreased slightly for the nine month period ended September 30, 2003, from 9.6% to 9.4% for the same period of the previous year. EIS, the Electrical /Electronic Materials Group had an operating profit margin of 2.4%, which is an increase from .4% as compared to the same period of the previous year, reflecting cost and headcount reductions resulting from branch closings.

Selling, administrative and other expenses were up 4.2% for the nine month period ended September 30, 2003, as compared to the same period of the previous year, reflecting the reclassification of certain vendor consideration ($71.3 million) to cost of goods sold, associated with the adoption of EITF 02-16. Before the effect of this reclassification required upon adoption of EITF 02-16, selling, administrative and other expenses were flat.

The effective income tax rate remained unchanged at 39.1% for the three and nine month periods ended September 30, 2003, as compared to 39.2% for the nine month period ended September 30, 2002, and 39.4% for the three month period ended September 30, 2002.

Financial Condition

The major balance sheet categories for the nine month period ended September 30, 2003 were relatively consistent with the December 31, 2002 balance sheet. Prepaid expenses declined approximately $53 million as compared to December 31, 2002 primarily due to the collection of accrued receivables in 2003. Inventory has been reduced $62 million as compared to December 31, 2002, which reflects the Company’s planned inventory reduction initiatives and the cumulative effect of a change in accounting principle, which contributed $33.2 million to the decline. Cash declined $11.5 million as compared to December 31, 2002, primarily due to a reduction in debt as discussed below. Other assets increased approximately $29 million as compared to December 31, 2002 primarily due to an increase in the Company’s prepaid pension asset. Accounts payable declined by approximately $67 million due to the Company’s reduced vendor obligations in connection with planned inventory reductions in the Automotive and Industrial segments, which have resulted in lower overall purchases. The Company’s long-term debt is discussed in detail below.

Prior to December 31, 2001, the Company’s management approved a plan to close and consolidate certain facilities, terminate certain employees, and exit certain other activities. The Company also determined certain assets were impaired. Following is a summary of the charges and related accruals for continuing liabilities associated with the plan (in thousands):

	December 31,	Payments	September 30,
	2002 Liability	In 2003	2003 Liability

Facility consolidation	$5,900	$(1,900)	$4,000
Severance	1,800	(1,600)	200
Other charges	300	(300)	-0-

	$8,000	$(3,800)	$4,200

There have been no material changes to the Company’s plans or estimates at December 31, 2002. In addition, the Company has not experienced any significant declines in net sales as a result of the facility consolidations completed through September 30, 2003, and none are anticipated. The Company’s plan is substantially complete. The remaining

FORM 10-Q

liabilities primarily relate to abandoned lease obligations, which are being paid according to the original contractual lease terms.

Liquidity and Capital Resources

The Company’s total debt, including the current portion, decreased approximately $90 million as compared to December 31, 2002, due to the Company’s debt reduction initiative.

The following table shows the Company’s approximate obligations and commitments to make future payments under contractual obligations as of September 30, 2003 (in thousands):

		Period less	Period	Period	Period over
	Total	than 1 year	1-3 years	4-5 years	5 years

Credit facilities	$701,667	$30,009	$171,658	$250,000	$250,000
Operating leases	375,850	101,728	160,729	52,138	61,255

Total Contractual Cash Obligations	$1,077,517	$131,737	$332,387	$302,138	$311,255

The Company has certain commercial commitments related to independents and affiliates borrowing guarantees and residual values under operating leases. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote. The following table shows the Company’s approximate commercial commitments as of September 30, 2003 (in thousands):

	Total Amounts	Period less	Period	Period	Period over
	Committed	than 1 year	1-3 years	4-5 years	5 years

Guaranteed borrowings of independents and affiliates	$162,812	$21,608	$6,724	$4,482	$129,998
Residual value guarantee under operating leases	60,480	–	–	60,480	–

Total Commercial Commitments	$223,292	$21,608	$6,724	$64,962	$129,998

The Company manages its exposure to changes in short-term interest rates, particularly to reduce the impact on its floating-rate term notes, by entering into interest rate swap agreements. The Company has interest rate swaps with fair values of approximately $15.6 million outstanding as of December 31, 2002 and $13.4 million as of September 30, 2003. The change in fair values since December 31, 2002, as noted below, is primarily due to normal settlement of monthly payments due on swaps during the nine months ended September 30, 2003, offset by increases in the fair value of the liability on outstanding swaps during the period.

The following table shows the activity of the Company’s liability for interest rate swap agreements for the period beginning December 31, 2002 to September 30, 2003 (in thousands):

Fair value of contracts outstanding at December 31, 2002	$15,643
Contracts realized or otherwise settled during the period (cash paid)	(4,103)
Other changes in fair values	1,876

Fair value of contracts outstanding at September 30, 2003	$13,416

At September 30, 2003, the notional amount of these outstanding interest swap agreements was approximately $100 million, comprised of two $50 million notional swaps with maturity dates of 2005 and 2008. In addition, at September 30, 2003, approximately $500 million of the Company’s total borrowings, which mature in approximately five and eight years, are at fixed rates of interest.

The ratio of current assets to current liabilities is 3.4 to 1 and the Company’s cash position is good. The Company believes existing lines of credit and cash generated from operations will be sufficient to fund future operations.

FORM 10-Q

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

Item 4.

Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the end of the period covered by this report.

FORM 10-Q

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

On July 17, 2003, the Company issued a press release reporting the financial results for the quarter ended June 30, 2003.

On August 18, 2003, the Company issued a press release reporting the dividend payable October 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date November 7, 2003	/s/ Jerry Nix

Jerry W. Nix Executive Vice President – Finance (Principal Financial and Accounting Officer)