Form 10-K
period 2003-12-31
GENUINE PARTS CO
filed 2004-03-08
CIK 40987

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2003

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

     The aggregate market value of the Registrant’s Common Stock (based upon the closing sales price reported by the New York Stock Exchange and published in The Wall Street Journal for February 12, 2004) held by non-affiliates as of February 12, 2004 was approximately $5,728,621,671.

     The number of shares outstanding of Registrant’s Common Stock, as of February 12, 2004, was 174,277,466.

     Certain portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 (the “Annual Report”) are incorporated by reference into this Form 10-K. Other than those portions of the Annual Report specifically incorporated by reference pursuant to Items 5 through 8 of Part II hereof, no other portions of the Annual Report shall be deemed so incorporated.

     Certain portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2004 (the “Proxy Statement”) filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 5 and 10 through 13 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

PART I.

ITEM I. BUSINESS.

     Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. In 2003, business was conducted throughout the United States, in Canada and in Mexico from approximately 1,800 locations. As used in this report, the “Company” refers to Genuine Parts Company and its subsidiaries, except as otherwise indicated by the context; and the terms “automotive parts” and “industrial parts” refer to replacement parts in each respective category.

Segment Data. For information regarding segment data, refer to the Company’s Audited Financial Statements as set forth on Pages 12 and 33 of the Annual Report to Shareholders for 2003 attached hereto as Exhibit 13.

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

Employees. As of December 31, 2003, the Company employed approximately 30,800 persons.

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

     During 2003, the Company’s Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores (“auto parts stores” or “NAPA AUTO PARTS stores”) owned in the United States by the Company; automotive parts distribution centers and auto parts stores in Canada owned and operated by UAP, a wholly-owned subsidiary of the Company; auto parts stores in the United States operated by corporations in which the Company owned either a minority or majority interest; auto parts stores in Canada operated by corporations in which UAP owned a 50% interest; distribution centers owned by Balkamp, Inc., a majority-owned subsidiary of the Company; rebuilding plants owned by the Company and operated by its Rayloc division; distribution centers of ACDelco, Motorcraft and other automotive supplies owned and operated by Johnson Industries, a wholly-owned subsidiary; and automotive parts distribution centers and automotive parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. (“Auto Todo”), a company in which a wholly-owned subsidiary of the Company owns a controlling interest.

     The Company has a 15% interest in Mitchell Repair Information (“MRIC”), a subsidiary of Snap-on Incorporated. MRIC is a leading diagnostic and repair information company with over 35,000 North American subscribers linked to its services and information databases. MRIC’s core product, “Mitchell ON-DEMAND”, is a premier electronic repair information source in the automotive aftermarket.

     The Company’s NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, SUV’s, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes replacement parts for small engines, farm equipment and heavy duty equipment. The Company’s inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company’s domestic automotive operations purchase from more than 75 different suppliers, approximately 53% of 2003 automotive parts inventories were purchased from 10 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers, which has protected the Company from inventory obsolescence.

Distribution System. In 2003, the Company operated 58 domestic NAPA automotive parts distribution centers located in 39 states and approximately 900 domestic company-owned NAPA AUTO PARTS stores located in 43 states. At December 31, 2003, Genuine Parts Company owned either a minority or majority interest in 4 corporations, which operated approximately 24 auto parts stores in 4 states.

     UAP, founded in 1926, is a Canadian leader in the distribution, marketing, and rebuilding of replacement parts and accessories for automobiles and trucks. UAP employs approximately 4,200 people. UAP operates a network of 14 distribution centers supplying approximately 592 UAP/NAPA auto parts and 62 TRACTION wholesalers, which supply parts to small fleet owners-operators and are a significant supplier to the mining and forestry industries. These include approximately 204 company owned stores, 21 joint venture or progressive owners in which UAP owns a 50% interest, and approximately 429 independently owned stores. UAP supplies bannered installers and independent installers in all provinces of Canada, as well as networks of service station and repair shops operating under the banners of national accounts. UAP is licensed to and uses the NAPA® name in Canada.

     In Mexico, Auto Todo owns and operates 9 distribution centers and 15 auto parts stores. Auto Todo is licensed to and uses the NAPA® name in Mexico.

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

Related Operations. A majority-owned subsidiary of the Company, Balkamp, Inc. (“Balkamp”), distributes a wide variety of replacement parts and accessory items for passenger cars, heavy duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the approximately 27,000 part numbers, which constitute the “Balkamp” line of products that are distributed to the members of NAPA. These products are categorized in 160 different product groups purchased from more than 400 domestic suppliers and 130 foreign manufacturers. BALKAMP®, a federally registered trademark, is important to the sales and marketing promotions of the Balkamp organization. Balkamp has four distribution centers located in Indianapolis and Plainfield, Indiana, Greenwood, Mississippi, and West Jordan, Utah.

     Johnson Industries, Inc. (“Johnson”), a wholly-owned subsidiary of the Company, is an independent distributor of ACDelco, Motorcraft and other automotive supplies. Johnson, founded in 1924, sells primarily to large fleets and new car dealers from a network of distribution centers throughout the U.S.

     The Company, through its Rayloc division, also operates five plants where certain small automotive parts are rebuilt. These products are distributed to the members of NAPA under the NAPA brand name. Rayloc® is a mark licensed to the Company by NAPA.

Segment Data. In the year ended December 31, 2003, sales from the Automotive Parts Group approximated 53% of the Company’s net sales as compared to 52% in 2002 and 51% in 2001.

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

NAPA. The Company is a member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive replacement parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose members in 2003 operated 64 distribution centers located throughout the United States, 58 of which were owned and operated by the Company. NAPA develops marketing concepts and programs that may be used by its members. It is not involved in the chain of distribution.

     In the fourth quarter of 2003, the Company acquired the assets of NAPA Hawaii, a NAPA member company owned by Schuman Carriage Company, LTD. This acquisition includes a distribution center that services 37 stores throughout the Hawaiian Islands as of December 31, 2003.

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

INDUSTRIAL PARTS GROUP

     The Industrial Parts Group distributes industrial replacement parts and related supplies throughout the United States and Canada. This Group distributes industrial bearings and power transmission equipment replacement parts, including hydraulic and pneumatic products, material handling components, agricultural and irrigation equipment and related supplies. The Group is continuing to enhance their internet-based procurement solutions with MotionMRO.com.

     The Company distributes industrial parts in the United States through Motion Industries, Inc. (“Motion”), headquartered in Birmingham, Alabama. Motion is a wholly-owned subsidiary of the Company. In Canada, industrial parts are distributed by Motion Industries (Canada), Inc. (“Motion Canada”), an operating group in the Company’s North American structure. Motion Canada’s service area includes nine provinces of Alberta, British Columbia, Manitoba, New Brunswick, Newfoundland, Nova Scotia, Ontario, Quebec, and Saskatchewan. The Company has return privileges with most of its suppliers, which has protected the Company from inventory obsolescence.

     During 2003, the Company sold the Group’s interest in a partnership with Refacciones Industriales de Mexico (“RIMSA”), which distributed industrial parts in Mexico.

     As of December 31, 2003, the Group served more than 150,000 customers in all types of industries located throughout the United States and Canada.

Distribution System. In North America, the Industrial Parts Group operates 422 branches, nine distribution centers, and 32 service centers. The distribution centers stock and distribute more than 200,000 different items purchased from more than 250 different suppliers. Approximately 33% of 2003 total industrial purchases were made from 10 major suppliers. Sales are generated from the Group’s branches located in 48 states and nine provinces in Canada. Each branch has warehouse facilities that stock significant amounts of inventory representative of the lines of products used by customers in the respective market area served.

     Motion Canada operates two distribution centers for the 47 Canadian locations serving industrial and agricultural markets. Motion Canada also distributes irrigation systems and related supplies.

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

Segment Data. In the year ended December 31, 2003, sales from the Company’s Industrial Parts Group approximated 27% of the Company’s net sales as compared to 27% in 2002 and 2001.

Competition. The Industrial Parts Group competes with other distributors specializing in the distribution of such items, general line distributors and others who have developed or joined integrated supply programs. To a lesser extent, the Group competes with manufacturers that sell directly to the customer.

OFFICE PRODUCTS GROUP.

     The Office Products Group, operated through S. P. Richards Company (“S. P. Richards”), a wholly-owned subsidiary of the Company, is headquartered in Atlanta, Georgia. S. P. Richards is engaged in the wholesale distribution of a broad line of office and other business related products that are used in the daily operation of businesses, schools, offices and institutions. Office products fall into the general categories of computer supplies, imaging supplies, office furniture, office machines, general office supplies, school supplies, janitorial supplies, breakroom supplies and healthcare supplies.

     HorizonUSA Data Supplies, Inc. (“HorizonUSA”), a wholly-owned subsidiary of S. P. Richards, is headquartered in Reno, Nevada. HorizonUSA is a distributor of computer supplies and accessories.

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

     The Office Products Group distributes more than 30,000 items to over 7,000 business product resellers throughout the United States and Canada from a network of 44 distribution centers. This network of strategically located distribution centers provides overnight delivery of the Company’s comprehensive product offering. Approximately 53% of the Company’s 2003 total office products purchases were made from 10 major suppliers.

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

     While the Company inventories include products from over 350 of the industry’s leading manufacturers, S. P. Richards also markets five proprietary brands of items. These brands include: SPARCO®, an economical line of office supply basics; Compucessory™, a line of computer accessories; NATURE SAVER®, an offering of recycled paper products; Elite Image™, a line of new and remanufactured toner cartridges; and Lorell, a line of office furniture.

Segment Data. In the year ended December 31, 2003, sales from the Company’s Office Products Group approximated 17% of the Company’s net sales as compared to 17% in 2002 and 2001.

Competition. In the distribution of office supplies to retail dealers, S. P. Richards competes with many other wholesale distributors as well as with certain manufacturers of office products.

ELECTRICAL/ELECTRONIC MATERIALS GROUP.

     The Electrical/Electronic Materials Group was formed on July 1, 1998 through the acquisition of EIS, Inc. (“EIS”). This Group distributes materials to more than 20,000 electrical and electronic manufacturers in North America. With branches in 33 locations nationwide and in Mexico, this Group distributes over 100,000 items, from insulating and conductive materials to assembly tools and test equipment. This Group also has three manufacturing facilities that provide custom fabricated parts.

     The Electrical/Electronic Materials Group is an important single source to original equipment manufacturers, repair shops, the electronic assembly market, and printed circuit board manufacturers. EIS actively utilizes its E-commerce Internet site to present its products to customers while allowing these on-line visitors to conveniently purchase from a large product assortment.

     In 2003, the Company distributed electrical materials through EIS, headquartered in Atlanta, Georgia. Electronic materials were distributed through EIS’s operating divisions, Electronic Assembly (previously known as Com-Kyl) and Circuit Supply. Both electrical and electronic products are distributed from warehouse locations in major user markets throughout the U.S. The Company has return privileges with some of its suppliers, which has protected the Company from inventory obsolescence.

Products. The Electrical/Electronic Materials Group distributes a wide variety of products to customers from over 350 vendors. Products include such items as magnet wire, copper clad laminate, conductive materials, insulating and shielding materials, assembly tools, test equipment, adhesives and chemicals, pressure sensitive tapes, solder, anti-static products, and thermal management products. To meet the prompt delivery demands of its customers, this Group maintains large inventories. The majority of sales are on open account. Approximately 50% of 2003 total Electrical/Electronic Materials Group purchases were made from 10 major suppliers.

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

Segment Data. In the year ended December 31, 2003 sales from the Company’s Electrical/Electronic Materials Group approximated 3% of the Company’s sales, as compared to 4% in 2002 and 5% in 2001.

Competition. The Electrical/Electronic Materials Group competes with other distributors specializing in the distribution of electrical and electronic products, general line distributors, and, to a lesser extent, manufacturers that sell directly to customers.

* * * * * * * * * *

Internet Website. The Company’s internet website can be found at www.genpt.com. The Company makes available free of charge on or through its internet website, access to the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished, to the Securities and Exchange Commission (“SEC”).

Executive Officers of the Company. The table below sets forth the name and age of each person deemed to be an executive officer of the Company as of March 1, 2004, the position or office held by each and the period during which each has served as such. Each executive officer is elected by the Board of Directors and serves at the pleasure of the Board of Directors until his successor has been elected and has qualified, or until his earlier death, resignation, removal, retirement or disqualification.

			Year First
Name	Age	Position of Office	Assumed Position

Larry L. Prince	65	Chairman of the Board of Directors and Chief Executive Officer	1990/1989

Thomas C. Gallagher	56	President and Chief Operating Officer	1990

Jerry W. Nix	58	Executive Vice President – Finance *	2000

Robert J. Susor	58	Executive Vice President	2003

Edward Van Stedum	54	Senior Vice President-Human Resources	1996

*	Also serves as the Company’s Principal Financial and Accounting Officer.

          All executive officers have been employed by and have served as officers of the Company for at least the last five years.

Forward-Looking Statements

Statements in this report constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that its forward-looking statements involve risks and uncertainties. The Company undertakes no duty to update its forward-looking statements, which reflect the Company’s beliefs, expectations, and plans as of the present. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company’s products and services, the ability to maintain favorable supplier arrangements and relationships, competitive product and pricing pressures, including internet related initiatives, the effectiveness of the Company’s promotional, marketing and advertising programs, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as the Risk Factors set forth below and other risks and uncertainties discussed from time to time in the Company’s filings with the SEC. Readers are cautioned that other factors not listed here could materially impact the Company’s future earnings, financial position and cash flows. You should not place undue reliance upon forward-looking statements contained herein, and should carefully read other reports that the Company will, from time to time, file with the SEC.

Risk Factors

Risks Relating to Our Company

We Depend on Our Relationships with Our Vendors.

As a distributor of automotive replacement parts, industrial parts, office products and electrical/electronic materials, our business is dependent on developing and maintaining close and productive relationships with our vendors. We depend on our vendors to sell us quality products at favorable prices. Many factors outside our control may harm these relationships. For example, financial or operational difficulties with a vendor could cause that vendor to increase the cost of the products we purchase from it. Vendor consolidation could also limit the number of suppliers from which we may purchase products and could materially affect the prices we pay for these products. Also, consolidation among automotive parts or industrial parts and office product suppliers could disrupt our relationship with some vendors. A disruption of our vendor relationships or a disruption in our vendors’ operations could have a material adverse effect on our business and results of operations.

Our Business and Results of Operations Could Be Impacted by Certain Laws.

We are subject to various federal, state, local and foreign laws and regulations relating to the operation of our business, such as laws and regulations relating to environmental and employment matters. If we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions. There can be no assurance that compliance with these laws and regulations will not have a material adverse effect on us in the future.

Risks Relating to Our Industry

We Face Substantial Competition in the Industries in Which We Do Business.

The industries in which we do business are highly competitive. The sale of automotive and industrial parts, office products and electronic materials is highly competitive in many areas, including name recognition, product availability, customer service, anticipating changing customer preferences, store location and price. Increased price competition among distributors of automotive and industrial parts, office products and electronic materials could cause a material adverse effect on our results of operations.

In particular, the market for replacement automotive parts is highly competitive and subjects us to a wide variety of competitors. We compete primarily with national and regional auto parts chains, independently owned automotive parts and accessories stores, automobile dealers that supply manufacturer replacement parts and accessories, mass merchandisers and wholesale clubs that sell automotive products, and regional and local full service automotive repair shops. If we are unable to continue to develop successful competitive strategies, or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.

Our Business May Be Materially Affected If Demand For Our Products Slows.

Our business depends on customer demand for the products that we distribute. Demand for these products depends on many factors. With respect to our automotive group, the primary factors are: the number of miles vehicles are driven annually, as higher vehicle mileage increases the need for maintenance and repair; the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranty or maintenance offered on new vehicles; the number of vehicles in current service that are six years old and older, as these vehicles are no longer under the original vehicle manufacturers’ warranty and will need more maintenance and repair than newer vehicles; restrictions on access to diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation; and the economy generally.

Our Business May Be Impacted by General Economic Conditions and Local, National and Global Events.

Our business and results of operations also may be impacted by general economic conditions, conditions in local markets or other factors that we cannot control, including: economic conditions, job growth and unemployment conditions, industrial output and capacity and capital expenditures, reduction in manufacturing capacity in our targeted geographic markets due to consolidation and the transfer of manufacturing capacity to foreign countries, weather, terrorist acts, pricing pressures of our competitors and customers, shortages of fuel or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor in the major markets where we operate, changes in interest rates, inflation or currency exchange rates, changes in accounting policies and practices.

ITEM 2. PROPERTIES.

     The Company’s headquarters and Automotive Parts Group headquarters are located in two adjacent office buildings owned by the Company in Atlanta, Georgia.

     The Company’s Automotive Parts Group currently operates 58 NAPA Distribution Centers in the United States distributed among four geographic divisions. Approximately 90% of the distribution center properties are owned by the Company. At December 31, 2003, the Company operated approximately 900 NAPA AUTO PARTS stores located in 43 states, and the Company owned either a minority or majority interest in approximately 24 additional auto parts stores located in 4 states. Other than NAPA AUTO PARTS stores located within Company owned distribution centers, most of the automotive parts stores in which the Company has an ownership interest were operated in leased facilities. In addition, UAP operated 14 distribution centers and approximately 225 automotive parts and TRACTION stores in Canada, and Auto Todo operates 9 distribution centers and 15 stores in Mexico. The Company’s Automotive Parts Group also operates four Balkamp distribution centers, five Rayloc rebuilding plants, one transfer and shipping facility, and twelve Johnson Industries distribution centers.

     The Company’s Industrial Parts Group, operating through Motion and Motion Canada, operates 9 distribution centers, 32 service centers and 422 branches. Approximately 90% of these branches are operated in leased facilities.

     The Company’s Office Products Group operates 40 facilities in the United States and 4 facilities in Canada distributed among the Group’s five geographic divisions. Approximately 75% of these facilities are operated in leased buildings.

     The Company’s Electrical/Electronic Materials Group operates in 31 locations in the United States and 2 cities in Mexico. All of this Group’s 33 facilities are operated in leased buildings except one facility, which is owned.

     For additional information regarding rental expense on leased properties, see “Note 6 of Notes to Consolidated Financial Statements” on Page 29 of the Company’s Annual Report to Shareholders for the year ended December 31, 2003.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information required by this item is set forth under the heading “Market and Dividend Information” on Page 11 of the Company’s Annual Report to Shareholders for the year ended December 31, 2003, and under the heading “Equity Compensation Plan Information” on Page 12 of the definitive proxy statement for the Company’s Annual Meeting to be held on April 19, 2004, and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     Information required by this item is set forth under the heading “Selected Financial Data” on Page 11 of the Company’s Annual Report to Shareholders for the year ended December 31, 2003, and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information required by this item is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 13 through 18 of the Company’s Annual Report to Shareholders for the year ended December 31, 2003, and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information related to this item is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 13 through 18 and under “Note 4 – Credit Facilities” on Page 28 of the Company’s Annual Report to Shareholders for the year ended December 31, 2003, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information required by this item is set forth in the consolidated financial statements on Pages 12 and 20 through 33, in “Report of Independent Auditors” on Page 19, and under the heading “Quarterly Results of Operations” on Page 18, of the Company’s Annual Report to Shareholders for the year ended December 31, 2003, and is incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

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

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item is set forth under the headings “Nominees for Director” and “Members of the Board of Directors Continuing in Office” on Pages 3 through 5, under the heading “Corporate Governance — Code of Conduct and Ethics” on Page 6, under the heading “Corporate Governance — Board Committees” on Pages 6 through 8, and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on Page 27 of the definitive proxy statement for the Company’s Annual Meeting to be held on April 19, 2004, and is incorporated herein by reference. Certain information required by this Item is included in and incorporated by reference to Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this item is set forth under the heading “Executive Compensation and Other Benefits” on Pages 11 through 14, and under the headings “Compensation, Nominating and Governance Committee Interlocks and Insider Participation” and “Change of Control and Employment Termination Arrangements” on Pages 16 through 17 of the definitive proxy statement for the Company’s Annual Meeting to be held on April 19, 2004, and is incorporated herein by reference. In no event shall the information contained in the definitive proxy statement for the Company’s 2004 Annual Meeting on Pages 14 through 16 under the heading “Compensation, Nominating and Governance Committee Report on Executive

Compensation”; on Pages 18 and 19 under the heading “Performance Graph”; or on Pages 22 through 23 under the heading “Audit Committee Report” be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is set forth under the headings “Common Stock Ownership of Certain Beneficial Owners” and “Common Stock Ownership of Management” on Pages 8 through 11, and under the heading “Executive Compensation and Other Benefits – Equity Compensation Plan Information” on Page 12 of the definitive proxy statement for the Company’s Annual Meeting to be held on April 19, 2004, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Information required by this item is set forth under the heading “Audit Fees” on Page 21 of the definitive proxy statement for the Company’s Annual Meeting to be held on April 19, 2004, and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	(1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report.

(b)	Reports on Form 8-K:

On October 16, 2003, the Company issued a press release reporting the financial results for the quarter ended September 30, 2003.

On November 17, 2003, the Company issued a press release reporting the dividend payable on January 2, 2004 and the election of a new director.

(c)	Exhibits. The following Exhibits are filed as part of this report in Item 15(c):

Exhibit 3.1	Restated Articles of Incorporation of the Company, dated as of April 18, 1988, and as amended April 17, 1989 and amendments to the Restated Articles of Incorporation of the Company, dated as of November 20, 1989 and April 18, 1994. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

Exhibit 3.2	By-laws of the Company, as amended February 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 12, 2001.)

Exhibit 4.1	Shareholder Protection Rights Agreement, dated as of November 15, 1999, between the Company and SunTrust Bank, Atlanta, as Rights Agent. (Incorporated herein by reference from the Company’s Report on Form 8-K, dated November 15, 1999.)

Exhibit 4.2	Specimen Common Stock Certificate. (Incorporated herein by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-63874.)

Exhibit 4.3	Note Purchase Agreement, dated November 30, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

Exhibit 10.1 *	Form of Amendment to Deferred Compensation Agreement, adopted February 13, 1989, between the Company and certain executive officers of the Company. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 15, 1989.)

Exhibit 10.2 *	Form of Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company providing for a supplemental employee benefit upon a change in control of the Company. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 15, 1989.)

Exhibit 10.3 *	1992 Stock Option and Incentive Plan, effective April 20, 1992. (Incorporated herein by reference from the Company’s Annual Meeting Proxy Statement, dated March 6, 1992.)

Exhibit 10.4 *	Restricted Stock Agreement dated March 31, 1994, between the Company and Larry L. Prince. (Incorporated herein by reference from the Company’s Form 10-Q, dated May 6, 1994.)

Exhibit 10.5 *	Restricted Stock Agreement dated March 31, 1994, between the Company and Thomas C. Gallagher. (Incorporated herein by reference from the Company’s Form 10-Q, dated May 6, 1994.)

Exhibit 10.6 *	The Genuine Parts Company Restated Tax-Deferred Savings Plan, effective January 1, 1993. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

Exhibit 10.7 *	Genuine Parts Company Death Benefit Plan, effective July 15, 1997. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)

Exhibit 10.8 *	Genuine Parts Company 1999 Annual Incentive Bonus Plan, effective April 19, 1995. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1999.)

Exhibit 10.9 *	Restricted Stock Agreement dated February 25, 1999, between the Company and Larry L. Prince. (Incorporated herein by reference from the Company’s Form 10-Q, dated May 3, 1999.)

Exhibit 10.10 *	Restricted Stock Agreement dated February 25, 1999, between the Company and Thomas C. Gallagher. (Incorporated herein by reference from the Company’s Form 10-Q, dated May 3, 1999.)

Exhibit 10.11 *	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.12 *	Amendment to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.13*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996.

Exhibit 10.14 *	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.15*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.16*	Trust Agreement Executed in Conjunction with the Genuine Parts Company Supplemental Retirement Plan, dated July 1, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.17*	Amendment No. 1 to the Trust Agreement Executed in Conjunction with the Genuine Parts Company Non-Qualified Deferred Compensation Plans, dated December 5, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.18*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 21, 2003.)

Exhibit 10.19*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated November 19, 2001, effective November 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 21, 2003.)

Exhibit 10.20*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated effective January 1, 2003, and executed October 22, 2003.

Exhibit 10.21*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, dated October 27, 2003, effective January 1, 2003.

Exhibit 10.22*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003.

Exhibit 10.23*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003.

*	Indicates executive compensation plans and arrangements.

Exhibit 13	The following sections and pages of the 2003 Annual Report to Shareholders:

- Selected Financial Data on Page 11
- Market and Dividend Information on Page 11
- Management’s Discussion and Analysis of Financial Condition on Pages 13-18
- Quarterly Results of Operations on Page 18
- Segment Data on Page 12
- Report of Independent Auditors on Page 19
- Consolidated Financial Statements and Notes to Consolidated Financial Statements on Pages 20-33

Exhibit 21	Subsidiaries of the Company

Exhibit 23	Consent of Independent Auditors

Exhibit 31.1	Certification signed by Chief Executive Officer pursuant to SEC Rule 13a-14(a).

Exhibit 31.2	Certification signed by Chief Financial Officer pursuant to SEC Rule 13a-14(a).

Exhibit 32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

     (d)  Financial Statement Schedules. The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUINE PARTS COMPANY

/s/ Larry L. Prince	3/8/04	/s/ Jerry W. Nix	3/8/04

Larry L. Prince	(Date)	Jerry W. Nix	(Date)
Chairman of the Board		Executive Vice President — Finance
and Chief Executive Officer		(Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Mary B. Bullock	2/16/04	/s/ Richard W. Courts II	2/16/04

Dr. Mary B. Bullock	(Date)	Richard W. Courts II	(Date)
Director		Director

/s/ Jean Douville	2/16/04

Jean Douville	(Date)	Robert P. Forrestal	(Date)
Director		Director

/s/ Thomas C. Gallagher	2/16/04	/s/ John D. Johns	2/16/04

Thomas C. Gallagher	(Date)	John D. Johns	(Date)
Director		Director
President and Chief Operating Officer

/s/ Michael M. E. Johns	2/16/04	/s/ J. Hicks Lanier	2/16/04

Michael M. E. Johns	(Date)	J. Hicks Lanier	(Date)
Director		Director

/s/ Wendy B. Needham	2/16/04	/s/ Larry L. Prince	2/16/04

Wendy B. Needham	(Date)	Larry L. Prince	(Date)
Director		Director
Chairman of the Board and Chief Executive Officer

/s/ Lawrence G. Steiner	2/16/04	/s/ James B. Williams	2/16/04

Lawrence G. Steiner	(Date)	James B. Williams	(Date)
Director		Director

Annual Report on Form 10-K

Item 15(a)(1) and (2), (c) and (d)

List of Financial Statements

Certain Exhibits

Year Ended December 31, 2003

Genuine Parts Company

Atlanta, Georgia

Form 10-K - Item 15(a)(1) and (2)

Genuine Parts Company and Subsidiaries

Index of Financial Statements

The following consolidated financial statements of Genuine Parts Company and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2003, are incorporated by reference in Item 8:

Consolidated balance sheets - December 31, 2003 and 2002

Consolidated statements of income - Years ended December 31, 2003, 2002, and 2001

Consolidated statements of cash flows - Years ended December 31, 2003, 2002, and 2001

Notes to consolidated financial statements - December 31, 2003

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

ANNUAL REPORT ON FORM 10-K

ITEM 15(c)

LIST OF EXHIBITS

The following Exhibits are filed as a part of this Report:

10.13*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996.

10.20*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated effective January 1, 2003, and executed October 22, 2003.

10.21*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, dated October 27, 2003, effective January 1, 2003.

10.22*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003.

10.23*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003.

13	The following Sections and Pages of Annual Report to Shareholders for 2003:

- Selected Financial Data on Page 11
- Market and Dividend Information on Page 11
- Management’s Discussion and Analysis of Financial Condition on Pages 13-18
- Quarterly Results of Operations on Page 18
- Segment Data on Page 12
- Report of Independent Auditors on Page 19
- Consolidated Financial Statements and Notes to Consolidated Financial Statements on Pages 20-33

21	Subsidiaries of the Company

23	Consent of Independent Auditors

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

The following Exhibits are incorporated by reference as set forth in Item 15 on pages 13-16 of this Form 10-K:

-	3.1	Restated Articles of Incorporation of the Company, dated April 18, 1988, and as amended April 17, 1989 and amendments to the Restated Articles of Incorporation of the Company, dated November 20, 1989 and April 18, 1994.

-	3.2	By-laws of the Company, as amended February 19, 2001.

-	4.1	Shareholder Protection Rights Agreement, dated November 15, 1999, between the Company and SunTrust Bank, Atlanta, as Rights Agent.

-	4.2	Specimen Common Stock Certificate.

-	4.3	Note Purchase Agreement dated November 30, 2001.

Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

-	10.1*	Form of Amendment to Deferred Compensation Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company.

-	10.2*	Form of Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company providing for a supplemental employee benefit upon a change in control of the Company.

-	10.3*	1992 Stock Option and Incentive Plan, effective April 20, 1992.

-	10.4*	Restricted Stock Agreement dated March 31, 1994, between the Company and Larry L. Prince.

-	10.5*	Restricted Stock Agreement dated March 31, 1994, between the Company and Thomas C. Gallagher.

-	10.6*	The Genuine Parts Company Restated Tax-Deferred Savings Plan, effective January 1, 1993.

-	10.7*	Genuine Parts Company Death Benefit Plan, effective July 15, 1997.

-	10.8*	Genuine Parts Company 1999 Annual Incentive Bonus Plan.

-	10.9*	Restricted Stock Agreement dated February 25, 1999, between the Company and Larry L. Prince.

-	10.10*	Restricted Stock Agreement dated February 25, 1999, between the Company and Thomas C. Gallagher.

-	10.11*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated April 19, 1999, effective April 19, 1999.

-	10.12*	Amendment to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999.

-	10.14*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999.

-	10.15*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001.

-	10.16*	Trust Agreement Executed in Conjunction with the Genuine Parts Company Supplemental Retirement Plan, dated July 1, 2001, effective July 1, 2001.

-	10.17*	Amendment No. 1 to the Trust Agreement Executed in Conjunction with the Genuine Parts Company Non-Qualified Deferred Compensation Plans, dated December 5, 2001, effective July 1, 2001.

-	10.18*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001.

-	10.19*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated November 19, 2001, effective November 19, 2001.

*	Indicates executive compensation plans and arrangements.

Annual Report on Form 10-K
Item 15(d)
Financial Statement Schedule II - Valuation and Qualifying Accounts
Genuine Parts Company and Subsidiaries

	Balance at	Charged		Balance at
	Beginning	to Costs		End
	of Period	and Expenses	Deductions	of Period

Year ended December 31, 2001:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$7,370,434	$26,515,715	$(24,621,880)[1]	$9,264,269
Reserve for facility consolidations	—	$18,300,000[3]	$(400,000)[2]	$17,900,000
Year ended December 31, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$9,264,269	$20,856,135	$(21,892,433)[1]	$8,227,971
Reserve for facility consolidations	$17,900,000	—	$(9,900,000)[2]	$8,000,000
Year ended December 31, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$8,227,971	$23,783,043	$(23,459,723)[1]	$8,551,291
Reserve for facility consolidations	$8,000,000	—	$(4,700,000)[2]	$3,300,000

1	Uncollectible accounts written off, net of recoveries.

2	Facility consolidation expenses paid.

3	Facility consolidation expenses accrued