Form 10-Q
period 2004-03-31
GENUINE PARTS CO
filed 2004-05-05
CIK 40987

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004	Commission File Number 1-5690

GENUINE PARTS COMPANY

(Exact name of registrant as specified in its charter)

GEORGIA	58-0254510

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA	30339

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 953-1700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2004.

174,441,959

(Shares of Common Stock)

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

GENUINE PARTS COMPANY and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,088	$15,393
Trade accounts receivable, less allowance for doubtful accounts (2004 - $12,487; 2003 - $8,551)	1,154,981	1,084,874
Inventories — at lower of cost (substantially last-in, first-out method) or market	2,129,236	2,140,811
Prepaid expenses and other current assets	134,683	176,548

TOTAL CURRENT ASSETS	3,446,988	3,417,626
Goodwill and intangible assets, less accumulated amortization	57,939	58,028
Other assets	324,284	297,851
Total property, plant and equipment, less allowance for depreciation (2004 - $492,816; 2003 - $490,515)	337,960	342,992

TOTAL ASSETS	$4,167,171	$4,116,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$668,442	$706,609
Current portion of long-term debt and other borrowings	36,900	52,525
Income taxes payable	70,627	18,575
Dividends payable	52,336	51,331
Other current liabilities	182,298	187,891

TOTAL CURRENT LIABILITIES	1,010,603	1,016,931
Long-term debt	625,000	625,108
Deferred income taxes	114,409	114,533
Minority interests in subsidiaries	51,129	47,642
SHAREHOLDERS’ EQUITY
Stated capital:
Preferred Stock, par value — $1 per share Authorized - 10,000,000 shares — None Issued	-0-	-0-
Common Stock, par value — $1 per share Authorized - 450,000,000 shares Issued - 2004 - 174,441,959; 2003 - 174,045,263	174,442	174,045
Accumulated other comprehensive income	31	4,835
Additional paid-in capital	43,144	32,853
Retained earnings	2,148,413	2,100,550

TOTAL SHAREHOLDERS’ EQUITY	2,366,030	2,312,283

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,167,171	$4,116,497

See notes to condensed consolidated financial statements.

FORM 10-Q

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net sales	$2,196,991	$2,021,858
Cost of goods sold	1,510,080	1,383,518

Gross margin	686,911	638,340
Selling, administrative & other expenses	524,514	493,145

Income before income taxes and cumulative effect of a change in accounting principle	162,397	145,195
Income taxes	62,198	56,771

Income before cumulative effect of a change in accounting principle	100,199	88,424
Cumulative effect of a change in accounting principle	—	(19,541)

Net income	$100,199	$68,883

Basic net income per common share:
Before cumulative effect of a change in accounting principle	$.57	$.51
Cumulative effect of a change in accounting principle	—	(.11)

Basic net income	$.57	$.40

Diluted net income per common share:
Before cumulative effect of a change in accounting principle	$.57	$.51
Cumulative effect of a change in accounting principle	—	(.12)

Diluted net income	$.57	$.39

Dividends declared per common share	$.30	$.295

Average common shares outstanding	174,320	174,146
Dilutive effect of stock options and non-vested restricted stock awards	580	456

Average common shares outstanding — assuming dilution	174,900	174,602

See notes to condensed consolidated financial statements.

FORM 10-Q

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended March 31,
	(in thousands)
	2004	2003
OPERATING ACTIVITIES:
Net income	$100,199	$68,883
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	19,541
Depreciation and amortization	16,193	17,031
Other	2,517	(462)
Changes in operating assets and liabilities	(37,782)	(62,565)

NET CASH PROVIDED BY OPERATING ACTIVITIES	81,127	42,428
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,057)	(25,659)
Other	-0-	(863)

NET CASH USED IN INVESTING ACTIVITIES	(12,057)	(26,522)
FINANCING ACTIVITIES:
Payments on credit facilities, net of proceeds	(15,733)	55,998
Stock options exercised	11,119	628
Dividends paid	(51,331)	(51,126)
Purchase of stock	(430)	(16,371)

NET CASH USED IN FINANCING ACTIVITIES	(56,375)	(10,871)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,695	5,035
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,393	19,995

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,088	$25,030

See notes to condensed consolidated financial statements.

FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company”) for the year ended December 31, 2003. Accordingly, the quarterly condensed consolidated financial statements and related disclosures should be read in conjunction with the 2003 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments necessary for a fair statement of income for the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results for the entire year.

Note B — Segment Information

	Three month period ended March 31,
	2004	2003
	(In thousands)
Net sales:
Automotive	$1,126,551	$1,022,471
Industrial	608,504	569,630
Office products	386,790	363,826
Electrical/electronic materials	83,079	75,417
Other	(7,933)	(9,486)

Total net sales	$2,196,991	$2,021,858

Operating profit:
Automotive	$93,261	$83,430
Industrial	46,119	43,187
Office products	43,754	41,556
Electrical/electronic materials	3,220	1,597

Total operating profit	186,354	169,770
Interest expense	(9,977)	(13,694)
Other, net	(13,980)	(10,881)

Income before income taxes and cumulative effect of a change in accounting principle	$162,397	$145,195

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s consolidated statements of income.

FORM 10-Q

Note C — Comprehensive Income

Total comprehensive income was $95,395,000 and $88,647,000 for the three month periods ended March 31, 2004 and 2003, respectively. The difference between total comprehensive income and net income was due to foreign currency translation adjustments and adjustments to the fair value of derivative instruments, as summarized below (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Net Income	$100,199	$68,883
Other Comprehensive (loss) income:
Foreign currency translation	(4,624)	17,528
Derivative instruments, net of taxes	(180)	2,236

Total other comprehensive (loss) income	(4,804)	19,764

Comprehensive income	$95,395	$88,647

Note D — New Accounting Pronouncements

In January 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”). EITF 02-16 addresses accounting and reporting issues related to how a reseller should account for cash consideration received from vendors. Generally, cash consideration received from vendors is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, under certain circumstances, this presumption may be overcome and recognition as revenue or as a reduction of other costs in the income statement may be appropriate. The Company, in certain circumstances, included funds of this type in SG&A. Under the new method, vendor allowances for advertising and catalog related programs are generally considered a reduction in cost of goods sold. On January 1, 2003, the Company adopted EITF No. 02-16 and recorded a non-cash charge of $19.5 million, net of a $13.6 million tax benefit ($.11 and $.12 per basic and diluted share, respectively) related to the capitalization of certain vendor consideration as part of inventory cost.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46, as revised in December 2003, requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied no later than December 31, 2003 for entities meeting the definition of special-purpose entities, and no later than fiscal periods ending after March 15, 2004 for all other entities under consideration.

In connection with the adoption of FIN 46, in June 2003, the Company’s construction and lease facility was amended. Subject to the amendment, FIN 46 did not change the Company’s accounting for the construction and lease facility. This construction and lease facility, expiring in 2008, contains residual value guarantee provisions and other guarantees which would become due in the event of a default under the operating lease agreement or at the expiration of the operating lease agreement if the fair value of the leased properties is less than the guaranteed residual value. The maximum amount of the Company’s potential guarantee obligation at March 31, 2004 is approximately $80,070,000. The Company believes the likelihood of funding the guarantee obligation under any provision of the operating lease agreement is remote. In addition to the construction and lease facility, the Company has relationships with entities that are required to be considered for consolidation under FIN 46. Specifically, the Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a minority equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by an unaffiliated enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that it is not the primary beneficiary with respect to any of the independents and that the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee. At March 31, 2004, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $161,800,000.

FORM 10-Q

These loans generally mature over periods from one to ten years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g. accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

Note E — Stock Options

As more fully disclosed in Note 7 of the Company’s notes to the consolidated financial statements in the 2003 Annual Report on Form 10-K, the following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2004	March 31, 2003
Net income, as reported	$100,199	$68,883
Add: Stock-based employee compensation expense related to option grants after January 1, 2003 included in net income, net of related tax effects	13	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(813)	(1,776)

Pro forma net income	$99,399	$67,107

Income per share:
Basic — as reported	$.57	$.40

Basic — pro forma	$.57	$.39

Diluted — as reported	$.57	$.39

Diluted — pro forma	$.57	$.38

On January 1, 2003, the Company began prospectively accounting for all future stock compensation awards in accordance with SFAS No. 123’s fair value method. The adoption of the preferred recognition provisions of SFAS No. 123 is not expected to have a material impact on the Company’s financial position or results of operations in 2004, and the effect on periods thereafter, while entirely dependent on the terms of future stock compensation awards, is not expected to be significant.

FORM 10-Q

Note F — Employee Benefit Plans

Net periodic pension cost included the following components for the three months ended March 31:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
	(In Thousands)
Service cost	$8,400	$7,758	$135	$59
Interest cost	13,833	13,335	367	219
Expected return on plan assets	(18,952)	(17,984)	—	—
Amortization of prior service cost	(282)	(815)	93	122
Amortization of actuarial loss	3,256	2,132	280	67

Net periodic pension cost	$6,255	$4,426	$875	$467

Pension benefits also include amounts related to a supplemental retirement plan.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed December 8, 2003 to make additional voluntary benefits available through Medicare. As permitted by FASB Staff Position 106-1, the Company has elected not to recognize the effects of the Act in the financial statements and accompanying notes. The Company will be evaluating the implications of the Act during 2004 and recognize expected financial effects as prescribed by accounting standards in effect for subsequent reporting periods. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the December 31, 2003 and March 31, 2004 consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K filed for the year ended December 31, 2003.

Overview

Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. In the first quarter of 2004, business was conducted throughout the United States, in Canada, and in Mexico from approximately 1,800 locations. We recorded consolidated net income of $100 million for the three months ended March 31, 2004, compared to a net income of $88 million in the same period last year, before the cumulative effect adjustment relating to accounting for vendor cash consideration in 2003 as discussed below. After the cumulative effect adjustment in 2003, net income for the quarter ended March 31, 2004 was up 45% from $69 million in the first quarter of 2003.

On January 1, 2003, the Company adopted the provisions of Financial Accounting Standards Board Emerging Issues Task Force’s Issue No. 02-16 (“EITF 02-16”), related to accounting treatment of cash consideration received from vendors, resulting in a non-cash charge of $19.5 million recorded as a cumulative effect of a change in accounting principle. This encompasses certain advertising and promotional allowances, catalog support and other cash support arrangements that normally exist among retailers and distributors with their vendors. The Company historically classified certain advertising vendor monies received as a component of SG&A. Under the new method, these vendor monies must be classified as cost of goods sold and a portion of the amounts must be capitalized into ending inventory.

The results in all of our industry groups for each of the last three years ending in 2003 had been affected by the slow economy, with the impact being greatest for Motion Industries and EIS due to the conditions in the manufacturing sectors of the economy. The Company has countered this impact with the introduction of new product lines, sales to new markets and cost

FORM 10-Q

savings initiatives, among other things. For the three months ended March 31, 2004, we believe the market conditions showed signs of improvement and we continued to focus on our marketing plans and sales initiatives. As a result, we were able to report improved performance for the three month period ended March 31, 2004.

Critical Accounting Estimates

The preparation of the financial statement information contained herein requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Management believes that as of March 31, 2004, there have been no material changes to this information.

Sales

Sales for the first quarter of 2004 were $2.20 billion, up 9% over the same period in 2003. We believe the sales growth was driven by our internal growth initiatives across all our businesses, as well as by improving economic conditions. It is also important to note that the first quarter included one extra day compared to 2003, accounting for approximately 1.5% of the increase.

Sales for the Automotive Parts Group for the three months ending March 31, 2004 increased 10% over the first three months ended March 31, 2003. In addition to our internal efforts, we believe that improved demographics and the improving economy have favorably affected the automotive aftermarket. Motion Industries, the Industrial Products Group, increased sales by 7% compared to the first three months of 2003, at least partially attributable to the improving manufacturing sector. Sales for the Office Products Group for the first quarter of 2004 were up 6% over the first quarter of 2003, which can be attributed to continued enhancement of product offerings and an increased demand for core business products. EIS, the Electrical/Electronic Group, was up 10% in revenues, and this increase can be primarily attributable to the improving manufacturing sector.

Cost of Goods Sold/Expenses

Cost of goods sold for the first quarter of 2004 was $1.51 billion, as compared to $1.38 billion for the three months ended March 31, 2003. As a percent of sales, cost of goods sold increased from 68.43% to 68.73%, reflecting the impact of lower volume incentives, shifts in product and customer mix, and pricing pressures. Selling, administrative and other expenses of $524.5 million improved to 23.87% of sales, compared to 24.39% for the same period of the prior year. The decrease in SG&A expenses reflects the measures taken to control costs in each of our businesses.

Operating Profit

Operating profit as a percentage of sales was 8.5% for the three months ended March 31, 2004 compared to 8.4% for the same period of the previous year. The overall improvement in operating profit margin can be attributed to the increase in revenues for the quarter in each of our business segments.

The Automotive Group’s operating profit increased 12% as compared to the first quarter of 2003, and their operating profit margin of 8.3% was up slightly for the three months ended March 31, 2004 as compared to the first quarter of 2003. The Industrial Group had a 7% increase in operating profit as compared to the first quarter of 2003, and the operating profit margin for this group was unchanged at 7.6% for the three months ended March 31, 2004 and 2003. The Office Products Group’s operating profit increased 5% as compared to the first quarter of 2003, and their operating margin decreased slightly to 11.3% for the first quarter of 2004 as compared to the first quarter of 2003. EIS, the Electrical /Electronic Materials Group, increased their operating profit to $3.2 million from $1.6 million in the first quarter of 2003 and had an operating profit

FORM 10-Q

of 3.9% as a percentage of sales for the quarter compared to 2.1% in the same period of the previous year, reflecting continued improvements in operations and sales.

Net Income

Net income was $100 million for the three months ended March 31, 2004, compared to a net income of $88 million in the same period last year, before the cumulative effect adjustment in 2003 previously discussed above. Earnings per share, assuming dilution, were $.57 compared to $.51 for the first quarter last year before the accounting change. After the cumulative effect adjustment in 2003, net income for the quarter ended March 31, 2004 was up 45% from $69 million and earnings per share were up 46% from $.39 in the first quarter of 2003.

Income Taxes

The effective income tax rate was 38.3% for the current quarter compared to 39.1% for the same period in the previous year, due primarily to lower state income taxes and the utilization of foreign tax credits.

Financial Condition

The major balance sheet categories were relatively consistent with the December 31, 2003 balance sheet. Cash balances increased $12.7 million from December 31, 2003, due primarily to increased revenues and collections. Accounts receivable increased approximately $70 million and remains consistent with the Company’s overall sales increase. Inventory decreased $11.6 million compared to December 31, 2003, which reflects the Company’s planned inventory reduction initiatives. Prepaid expenses declined primarily due to the collection of accrued receivables in 2004. Other assets increased approximately $26 million from December 31, 2003, due primarily to the Company’s increased annual pension contribution. Accounts payable declined by approximately $38 million due to the Company’s reduced purchases in the quarter as compared to the previous year-end. The Company’s long-term debt is discussed in detail below.

Liquidity and Capital Resources

The current portion of the Company’s total debt decreased approximately $16 million from December 31, 2003 to March 31, 2004. Long-term debt remained consistent at $625 million for the three months ended March 31, 2004, as compared to December 31, 2003.

The Company manages its exposure to changes in short-term interest rates, particularly to reduce the impact on its floating-rate term notes, by entering into interest rate swap agreements. The Company has interest rate swaps with fair values of approximately $11.6 million and $12.0 million outstanding as of December 31, 2003 and March 31, 2004, respectively. The increase in fair values since December 31, 2003 is primarily due to normal settlement of monthly payments due on swaps during the three months ended March 31, 2004, offset by increases in the fair value of the liability on outstanding swaps during the period. At March 31, 2004, the notional amount of outstanding interest swap agreements was $100 million, comprised of two $50 million notional swaps with maturity dates of 2005 and 2008. In addition, at March 31, 2004, approximately $500 million of the Company’s total borrowings, which mature in approximately five and eight years, are at fixed rates of interest.

The ratio of current assets to current liabilities is 3.4 to 1 and the Company’s cash position is good. The Company believes existing lines of credit and cash generated from operations will be sufficient to fund future operations.

Contractual Obligations

There have been no material changes to obligations and/or commitments since year-end. Purchase orders or contracts for the purchase of inventory and other goods and services are not included in our estimates. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. The Company does not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements for the three months ended March 31, 2004.

FORM 10-Q

Item 3.

Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided elsewhere herein and under Item 7A in the Company’s Form 10-K for the year ended December 31, 2003. There have been no material changes in market risk from the information provided under Item 7A in the Company’s 10-K for the year ended December 31, 2003.

Forward-Looking Statements:

Statements in this report constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that its forward-looking statements involve risks and uncertainties. The Company undertakes no duty to update its forward-looking statements, which reflect the Company’s beliefs, expectations, and plans as of the present. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company’s products and services, the ability to maintain favorable supplier arrangements and relationships, competitive product and pricing pressures, including internet related initiatives, the effectiveness of the Company’s promotional, marketing and advertising programs, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as the risk factors and other risks and uncertainties discussed from time to time in the Company’s filings with the Securities and Exchange Commission. Readers are cautioned that other factors not listed here could materially impact the Company’s future earnings, financial position and cash flows. You should not place undue reliance upon forward-looking statements contained herein, and should carefully read other reports that the Company will, from time to time, file with the Securities and Exchange Commission.

Item 4.

Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors during or subsequent to the end of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

FORM 10-Q

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about the purchases of shares of the Company’s common stock during the quarter:

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	Per Share	Programs	Plans or Programs
January, 2004 (January 1, 2004 through January 31, 2004)	-0-	—	—	6,618,824

February, 2004 (February 1, 2004 through February 29, 2004)	12,450	$34.50	12,450	6,606,374

March, 2004 (March 1, 2004 through March 31, 2004)	-0-	—	—	6,606,374

On April 19, 1999, the Board of Directors authorized the repurchase of 15 million shares, and such repurchase plan was announced April 20, 1999. The authorization for this repurchase plan continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. There were no other publicly announced plans outstanding as of March 31, 2004.

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

FORM 10-Q

(b) Reports on Form 8-K:

On February 17, 2004, Genuine Parts Company (the “Company”) issued a press release setting forth the Company’s 4th quarter 2003 earnings and announcing the dividend payable April 1, 2004.

On January 22, 2004, the Company issued a press release setting forth the Company’s Board of Directors approved officer change.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date May 5, 2004	/s/ Jerry Nix

Jerry W. Nix Executive Vice President — Finance (Principal Financial and Accounting Officer)