Form 10-Q
period 2004-06-30
GENUINE PARTS CO
filed 2004-08-05
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004	Commission File Number 1-5690

GENUINE PARTS COMPANY

(Exact name of registrant as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	58-0254510 (I.R.S. Employer Identification No.)

2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA (Address of principal executive offices)	30339 (Zip Code)

Registrant’s telephone number, including area code	(770) 953-1700

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2004.

174,992,788

(Shares of Common Stock)

PART 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

GENUINE PARTS COMPANY and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)
		(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$127,732	$15,393
Trade accounts receivable, less allowance for doubtful accounts (2004 - $17,787; 2003 - $8,551)	1,173,766	1,084,874
Inventories — at lower of cost (substantially last-in, first-out method) or market	2,139,207	2,140,811
Prepaid expenses and other current assets	110,937	176,548

TOTAL CURRENT ASSETS	3,551,642	3,417,626
Goodwill and other intangible assets, less accumulated amortization	57,850	58,028
Other assets	319,735	297,851
Property, plant and equipment, less allowance for depreciation (2004 - $497,737; 2003 - $490,515)	332,863	342,992

TOTAL ASSETS	$4,262,090	$4,116,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$772,563	$706,609
Current portion of long-term debt and other borrowings	127,172	52,525
Income taxes payable	45,386	18,575
Dividends payable	52,483	51,331
Other current liabilities	173,897	187,891

TOTAL CURRENT LIABILITIES	1,171,501	1,016,931
Long-term debt	500,000	625,108
Deferred income taxes	113,254	114,533
Minority interests in subsidiaries	51,514	47,642
SHAREHOLDERS’ EQUITY
Stated capital:
Preferred Stock, par value — $1 per share Authorized - 10,000,000 shares — None Issued	-0-	-0-
Common Stock, par value — $1 per share Authorized - 450,000,000 shares Issued – 2004 – 174,992,788; 2003 – 174,045,263	174,993	174,045
Accumulated other comprehensive (loss) income	(3,955)	4,835
Additional paid-in capital	57,707	32,853
Retained earnings	2,197,076	2,100,550

TOTAL SHAREHOLDERS’ EQUITY	2,425,821	2,312,283

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,262,090	$4,116,497

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net sales	$2,297,686	$2,152,794	$4,494,677	$4,174,652
Cost of goods sold	1,604,621	1,501,411	3,114,701	2,884,929

Gross margin	693,065	651,383	1,379,976	1,289,723
Selling, administrative & other expenses	529,132	503,356	1,053,646	996,501

Income before income taxes and cumulative effect of a change in accounting principle	163,933	148,027	326,330	293,222
Income taxes	62,787	57,879	124,985	114,650

Income before cumulative effect of a change in accounting principle	101,146	90,148	201,345	178,572
Cumulative effect of a change in accounting principle	—	—	—	(19,541)

Net income	$101,146	$90,148	$201,345	$159,031

Basic net income per common share:
Before cumulative effect of a change in accounting principle	$.58	$.52	$1.15	$1.03
Cumulative effect of a change in accounting principle	—	—	—	(.12)

Basic net income	$.58	$.52	$1.15	$.91

Diluted net income per common share:
Before cumulative effect of a change in accounting principle	$.58	$.52	$1.15	$1.02
Cumulative effect of a change in accounting principle	—	—	—	(.11)

Diluted net income	$.58	$.52	$1.15	$.91

Dividends declared per common share	$.30	$.295	$.60	$.59

Weighted average common shares outstanding	174,829	173,895	174,575	174,019
Dilutive effect of stock options and non-vested restricted stock awards	815	565	694	498

Weighted average common shares outstanding – assuming dilution	175,644	174,460	175,269	174,517

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30,
	(in thousands)
	2004	2003
OPERATING ACTIVITIES:
Net income	$201,345	$159,031
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	19,541
Depreciation and amortization	33,191	35,771
Other	1,656	(2,242)
Changes in operating assets and liabilities	1,483	(66,186)

NET CASH PROVIDED BY OPERATING ACTIVITIES	237,675	145,915
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(25,571)	(37,188)
Other	—	(863)

NET CASH USED IN INVESTING ACTIVITIES	(25,571)	(38,051)
FINANCING ACTIVITIES:
Net (payments) proceeds on credit facilities	(21,900)	10,999
Stock options exercised	28,918	1,401
Dividends paid	(103,667)	(101,946)
Purchase of stock	(3,116)	(16,371)

NET CASH USED IN FINANCING ACTIVITIES	(99,765)	(105,917)

NET INCREASE IN CASH AND CASH EQUIVALENTS	112,339	1,947
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,393	19,995

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$127,732	$21,942

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

In the opinion of management, all adjustments necessary for a fair statement of income for the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the quarter and six months ended June 30, 2004 are not necessarily indicative of results for the entire year.

Note B — Segment Information

	Three month period ended June 30,		Six month period ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net sales:
Automotive	$1,218,695	$1,167,797	$2,345,246	$2,190,268
Industrial	629,402	565,912	1,237,906	1,135,542
Office Products	372,354	355,448	759,144	719,274
Electrical/Electronic Materials	85,827	73,283	168,906	148,700
Other	(8,592)	(9,646)	(16,525)	(19,132)

Total net sales	$2,297,686	$2,152,794	$4,494,677	$4,174,652

Operating profit:
Automotive	$109,492	$103,832	$202,753	$187,262
Industrial	38,179	33,232	84,298	76,419
Office Products	32,694	31,333	76,448	72,889
Electrical/Electronic Materials	4,300	1,916	7,520	3,513

Total operating profit	184,665	170,313	371,019	340,083
Interest expense	(9,870)	(13,350)	(19,847)	(27,044)
Other, net	(10,862)	(8,936)	(24,842)	(19,817)

Income before income taxes and cumulative effect of a change in accounting principle	$163,933	$148,027	$326,330	$293,222

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s consolidated statements of income.

Note C — Comprehensive Income

Total comprehensive income was $192,555,000 and $207,214,000 for the six month periods ended June 30, 2004 and 2003, respectively. The difference between total comprehensive income and net income was due to foreign currency translation adjustments and adjustments to the fair value of derivative instruments, as summarized below (in thousands):

	For the Six Months Ended June 30,
	2004	2003
Net Income	$201,345	$159,031
Other comprehensive (loss) income:
Foreign currency translation	(10,879)	44,147
Derivative instruments, net of taxes	2,089	4,036

Total other comprehensive (loss) income	(8,790)	48,183

Comprehensive income	$192,555	$207,214

Comprehensive income for the three months ended June 30, 2004 and 2003 totaled $97,160,000 and $118,567,000, respectively.

Note D — New Accounting Pronouncements

In January 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”). EITF 02-16 addresses accounting and reporting issues related to how a reseller should account for cash consideration received from vendors. Generally, cash consideration received from vendors is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, under certain circumstances, this presumption may be overcome and recognition as revenue or as a reduction of other costs in the income statement may be appropriate. The Company, in certain circumstances, included funds of this type in SG&A. Under the new method, vendor allowances for advertising and catalog related programs are generally considered a reduction in cost of goods sold. On January 1, 2003, the Company adopted EITF No. 02-16 and recorded a non-cash charge of $19.5 million, net of a $13.6 million tax benefit ($.12 and $.11 per basic and diluted share, respectively) related to the capitalization of certain vendor consideration as part of inventory cost.

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

In connection with the adoption of FIN 46, in June 2003, the Company’s construction and lease facility was amended. Subject to the amendment, FIN 46 did not change the Company’s accounting for the construction and lease facility. This construction and lease facility, expiring in 2008, contains residual value guarantee provisions and other guarantees which would become due in the event of a default under the operating lease agreement or at the expiration of the operating lease agreement if the fair value of the leased properties is less than the guaranteed residual value. The maximum amount of the Company’s potential guarantee obligation at June 30, 2004 is approximately $84,970,000. The Company believes the likelihood of funding the guarantee obligation under any provision of the operating lease agreement is remote. In addition to the construction and lease facility, the Company has relationships with entities that are required to be considered for consolidation under FIN 46. Specifically, the Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a minority equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by an unaffiliated enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that it is not the primary beneficiary with respect to any of the independents and that the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee. At June 30, 2004, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $170,000,000. These loans generally mature over periods from one to ten years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g. accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

Note E — Stock Options

As more fully disclosed in Note 7 of the Company’s notes to the consolidated financial statements in the 2003 Annual Report on Form 10-K, the following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	Three month period ended June 30,		Six month period ended June 30,
	2004	2003	2004	2003
Net income, as reported	$101,146	$90,148	$201,345	$159,031
Add: Stock-based employee compensation expense related to option grants after January 1, 2003, included in net income, net of related tax effects	569	-0-	582	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(760)	(1,690)	(1,573)	(3,466)

Pro forma net income	$100,955	$88,458	$200,354	$155,565

Income per share:
Basic – as reported	$.58	$.52	$1.15	$.91

Basic – pro forma	$.58	$.51	$1.15	$.89

Diluted – as reported	$.58	$.52	$1.15	$.91

Diluted – pro forma	$.58	$.51	$1.14	$.89

Beginning on January 1, 2003, the Company began prospectively accounting for all future stock compensation awards in accordance with the fair value method of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). The adoption of the preferred recognition provisions of SFAS 123 is not expected to have a material impact on the Company’s financial position or results of operations in 2004, and the effect on periods thereafter, while entirely dependent on the terms of future stock compensation awards, is not expected to be significant.

Note F — Employee Benefit Plans

Net periodic pension cost included the following components for the three months ended June 30:

	Pension Benefits		Other Post-retirement Benefits
	2004	2003	2004	2003
	(In Thousands)
Service cost	$8,400	$7,758	$135	$59
Interest cost	13,833	13,335	367	219
Expected return on plan assets	(18,966)	(17,984)	—	—
Amortization of prior service (income) cost	(282)	(815)	93	122
Amortization of actuarial loss	3,207	2,132	280	67

Net periodic pension cost	$6,192	$4,426	$875	$467

Net periodic pension cost included the following components for the six months ended June 30:

	Pension Benefits		Other Post-retirement Benefits
	2004	2003	2004	2003
	(In Thousands)
Service cost	$16,800	$15,516	$270	$118
Interest cost	27,666	26,670	734	438
Expected return on plan assets	(37,918)	(35,968)	—	—
Amortization of prior service (income) cost	(564)	(1,630)	186	244
Amortization of actuarial loss	6,463	4,264	560	134

Net periodic pension cost	$12,447	$8,852	$1,750	$934

Pension benefits also include amounts related to a supplemental retirement plan.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed December 8, 2003 to make additional voluntary benefits available through Medicare. As permitted by Financial Staff Position No. FAS 106-1, the Company has not yet recognized the effects of the Act in the financial statements and accompanying notes. The Company is evaluating the implications of the Act and will recognize the expected financial effects in the quarter ending September 30, 2004, as prescribed by Financial Staff Position No. FAS 106-2.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the December 31, 2003 consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K filed for the year ended December 31, 2003, and the June 30, 2004 consolidated financial statements and accompanying notes.

Overview

Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. In the second quarter of 2004, business was conducted throughout the United States, in Canada, and in Mexico from approximately 1,800 locations.

The Company recorded consolidated net income of $101 million for the three months ended June 30, 2004, compared to a net income of $90 million in the same period last year, an increase of 12%. For the six months ended June 30, 2004, we recorded consolidated net income of $201 million, a 13% increase compared to $179 million recorded in the previous year before the cumulative effect adjustment relating to accounting for vendor cash consideration in 2003 as discussed below. After the cumulative effect adjustment in 2003, net income for the six months ended June 30, 2004 was up 27% from $159 million in the same period of 2003.

On January 1, 2003, the Company adopted the provisions of Financial Accounting Standards Board Emerging Issues Task Force’s Issue No. 02-16 (“EITF 02-16”), related to the accounting treatment of cash consideration received from vendors, resulting in a non-cash charge of $19.5 million recorded as a cumulative effect of a change in accounting principle. This encompasses certain advertising and promotional allowances, catalog support and other cash support arrangements that normally exist among retailers and distributors with their vendors. The Company historically classified certain advertising vendor monies received as a component of SG&A. Under the new method, these vendor monies must be classified as cost of goods sold and a portion of the amounts must be capitalized into ending inventory.

The results in all of our industry groups for each of the last three years ending in 2003 had been affected by the slow economy, with the impact being greatest for Motion Industries and EIS due to the conditions in the manufacturing sectors of the economy. The Company has countered this impact with the introduction of new product lines, sales to new markets and cost savings initiatives, among other things. For the three and six month periods ended June 30, 2004, we believe the market conditions showed signs of improvement and we continued to focus on our marketing plans and sales initiatives. As a result, we were able to report improved performance for these periods in 2004.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Management believes that as of June 30, 2004, there have been no material changes to this information.

Sales

Sales for the second quarter of 2004 were $2.30 billion, up 7% over the same period in 2003. Each of our four business units recorded sales increases for the period and sales at Motion Industries, the Industrial Products Group, and EIS, the Electrical/Electronic Materials Group, were especially strong. For the six months ended June 30, 2004, sales were $4.49 billion compared to $4.17 billion for the same period last year, an increase of 8%. The Company’s sales growth is attributed to our internal growth initiatives across all our businesses, as well as by improving economic conditions.

Sales for the Automotive Group increased 4% in the second quarter of 2004 and for the six months ended June 30, 2004 sales increased 7% compared to last year. In addition to our internal efforts, we believe that improved demographics and the improving economy have favorably affected the automotive aftermarket. The Industrial Products Group increased sales by 11% in the second quarter and for the year sales are up 9% compared to 2003. Likewise, sales for the Electrical/Electronics Group were up 17% in the second quarter compared to last year and up 14% through the six months ended June 30, 2004. Both of these groups serve the manufacturing sector, which is currently experiencing a strong recovery from earlier periods. Sales for the Office Products Group were up 5% in the second quarter of 2004 and year to date are up 6% compared to sales for the six months ended June 30, 2003. We attribute this group’s consistent revenue growth to their continued enhancement of product offerings and an increased demand for core business products.

Cost of Goods Sold/Expenses

Cost of goods sold for the second quarter of 2004 was $1.60 billion compared to $1.50 billion for the same period in 2003. As a percent of sales, cost of goods sold increased slightly from 69.74% to 69.84% for the three months ended June 30, 2004. For the six months ended June 30, 2004, cost of goods sold was $3.11 billion compared to $2.88 billion last year and as a percent of sales increased from 69.11% to 69.30%. The increases for the three and six month periods ended June 30, 2004 reflect the impact of shifts in product and customer mix, and pricing pressures.

Selling, administrative and other expenses of $529.1 million improved to 23.03% of sales for the second quarter of 2004 compared to 23.38% for the same period last year. For the six months ended June 30, 2004, these expenses totaled $1.05 billion and improved to 23.44% of sales compared to 23.87% for the same period in 2003. The decrease in SG&A expenses reflects the measures taken to control costs in each of our businesses.

Operating Profit

Operating profit as a percentage of sales was 8.0% for the second quarter of 2004 compared to 7.9% for the same period in 2003. For the six months ended June 30, 2004, operating profit as a percentage of sales was 8.3% compared to 8.1% for the same period of the previous year. The overall improvement in operating profit margin for the quarter and six months can be attributed to the increase in revenues in each of our business segments as well as improvements in selling, administrative and other expenses.

The Automotive Group’s operating profit increased 5% compared to the second quarter last year, and their operating profit margin of 9.0% was up slightly compared to the second quarter of 2003. For the six months ended June 30, 2004, the group’s operating profit increased 8% and their operating profit margin improved to 8.6% from 8.5% for the same period last year. The Industrial Group had a 15% increase in operating profit compared to the second quarter of 2003, and the operating profit margin for this group improved to 6.1% for the second quarter. Operating profit increased 10% for the six months ended June 30, 2004 compared to 2003 and their operating profit margin was up slightly from last year to 6.8%. For the three and six month periods ended June 30, 2004, the Office Products Group’s operating profit increased 4% and 5%, respectively. Their operating profit margins were 8.8% in the second quarter and 10.1% for the six months ended June 30, 2004, reflecting no change from the same periods in 2003. The Electrical /Electronic Materials Group increased their operating profit for the second quarter to $4.3 million from $1.9 million in the second quarter of 2003, and their operating profit margin improved to 5.0% compared to 2.6% in the same period in 2003. For the six months ended June 30, 2004, the group increased their operating profit to $7.5 million from $3.5 million for the same period last year, and their operating profit margin improved to 4.5% from 2.4% for the six months ended June 30, 2003.

Net Income

Net income was $101 million and $201 million for the three and six month periods ended June 30, 2004, respectively, compared to a net income of $90 million and $179 million in the same periods last year, before the cumulative effect adjustment in 2003 previously discussed above. Earnings per share, assuming dilution, were $.58 for the second quarter of 2004 compared to $.52 for the same period of the previous year, and for the six months were $1.15 in 2004 compared to $1.02 in 2003 before the accounting change. After the cumulative effect adjustment in 2003, net income for the six months ended June 30, 2004 was up 27% from $159 million and diluted earnings per share were up 26% from $.91 in the same period of 2003.

Income Taxes

The effective income tax rate was 38.3% for the current quarter and the six months ended June 30, 2004, and the effective income tax rate was 39.1% for the same periods in 2003. The decrease in 2004 is primarily due to lower state income taxes and the utilization of foreign tax credits.

Financial Condition

The major balance sheet categories were relatively consistent with the December 31, 2003 condensed consolidated balance sheet. Cash balances increased $112.3 million from December 31, 2003, due primarily to increased revenues and collections, stock option exercises, and better inventory management. Accounts receivable increased $88.9 million and remains consistent with the Company’s overall sales increase. Prepaid expenses declined approximately $65.6 million, primarily due to the collection of accrued receivables in 2004. Other assets increased $21.9 million from December 31, 2003, due primarily to the Company’s increased annual pension contribution. Accounts payable increased by $66 million due to the Company’s increased purchases associated with increased sales volume, as well as increases in payment terms with certain vendors. The Company’s long-term debt is discussed in detail below.

Liquidity and Capital Resources

The Company’s total debt decreased $50 million from December 31, 2003 to June 30, 2004 primarily due to cash generated from increased revenues and collections, stock option exercises and better inventory management. The Company reclassified a $125 million note due in 2010 to current as the Company intends to pay the amount in full during 2004. This reclassification resulted in an increase in current debt and an offsetting reduction in long-term debt.

The Company manages its exposure to changes in short-term interest rates, particularly to reduce the impact on its floating-rate term notes, by entering into interest rate swap agreements. The Company has interest rate swaps with fair values of approximately $11.6 million and $5.8 million outstanding as of December 31, 2003 and June 30, 2004, respectively. The decrease in fair values since December 31, 2003 is primarily due to the termination of one $50 million notional interest swap and the normal settlement of monthly payments due on swaps during the six months ended June 30, 2004. At June 30, 2004, the Company had one $50 million notional interest rate swap agreement outstanding with a maturity date of 2008. In addition, at June 30, 2004, approximately $500 million of the Company’s total borrowings, of which $250 million matures November 2008 and $250 million matures November 2011, are at fixed rates of interest.

The ratio of current assets to current liabilities is 3.0 to 1 and the Company’s cash position is excellent. The Company believes existing lines of credit and cash generated from operations will be sufficient to fund future operations.

Contractual Obligations

There have been no material changes to obligations and/or commitments since year-end. Purchase orders or contracts for the purchase of inventory and other goods and services are not included in our estimates. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. The Company does not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements.

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

Item 4.

Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors during or subsequent to the end of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about the purchases of shares of the Company’s common stock during the three month period ended June 30, 2004:

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	Per Share	Programs	Plans or Programs
April, 2004 (April 1, 2004 through April 30, 2004)	225	$36.72	225	6,606,149
May, 2004 (May 1, 2004 through May 31, 2004)	73,856	$35.67	73,856	6,532,293
June, 2004 (June 1, 2004 through June 30, 2004)	-0-	—	—	6,532,293
Totals	74,081	$35.68	74,081	6,532,293

On April 19, 1999, the Board of Directors authorized the repurchase of 15 million shares, and such repurchase plan was announced April 20, 1999. The authorization for this repurchase plan continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. There were no other publicly announced plans outstanding as of June 30, 2004.

Item 4.

Submission Of Matters To A Vote Of Security Holders

(a)	The 2004 Annual Meeting of Shareholders of the Company was held on April 19, 2004, pursuant to notice given to shareholders of record on February 12, 2004, at which date there were 174,277,466 shares of Common Stock outstanding.

(b)	At the Annual Meeting, the shareholders elected four Class III directors with terms to expire at the 2007 Annual Meeting. As to the following named individuals, the holders of 159,628,352 shares of the Company’s Common Stock voted as follows:

Class III	For	Withhold Authority
Jean Douville	154,635,176	4,993,176
Michael Johns	155,737,555	3,890,797
J. Hicks Lanier	153,661,611	5,966,741
Wendy B. Needham	157,455,264	2,173,088

The following individuals’ term of office as a director continued after the Annual Meeting:

Class I	Class II
Thomas C. Gallagher	Dr. Mary B. Bullock
John D. Johns	Richard W. Courts, II
Lawrence G. Steiner	Larry L. Prince
James B. Williams

(c)	The shareholders approved the 2004 Annual Incentive Bonus Plan. The holders of 154,618,894 shares of Common Stock voted in favor of the Plan, holders of 3,691,720 shares voted against, holders of 1,315,976 shares abstained, and there were 1,762 broker non-votes.

(d)	The shareholders also ratified the selection of Ernst & Young LLP as independent auditors of the Company for 2004. The holders of 155,505,498 shares of Common Stock voted in favor of the ratification, holders of 3,048,790 shares voted against, holders of 1,074,062 shares abstained, and there were no broker non-votes.

(e)	At the Annual Meeting, the shareholders also voted on a shareholder proposal regarding the Company’s Shareholder Protection Rights Agreement. The holders of 83,198,469 shares voted in favor of the proposal, holders of 58,554,039 shares voted against, holders of 1,931,710 abstained, and there were 15,944,134 broker non-votes.

(f)	At the Annual Meeting, the shareholders also voted on a shareholder proposal regarding Restricted Share Programs in lieu of Stock Options in Executive Compensation. The holders of 8,418,497 shares voted in favor of the proposal, holders of 133,414,974 voted against, holders of 1,852,282 shares abstained, and there were 15,942,599 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

Exhibit 3.1	Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995).

Exhibit 3.2	Bylaws of the Company, as amended (incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 12, 2001).

Exhibit 31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

Exhibit 31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

(b)	Reports on Form 8-K:

On April 15, 2004, the Company issued a press release setting forth the Company’s 1st quarter 2004 earnings.

On April 19, 2004, the Company issued a press release announcing the dividend payable July 1, 2004, as well as approved officer changes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)
Date August 5, 2004	/s/ Jerry Nix
Jerry W. Nix
Executive Vice President – Finance
(Principal Financial and Accounting Officer)