Form 10-Q
period 2004-09-30
GENUINE PARTS CO
filed 2004-11-01
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004	Commission File Number 1-5690

GENUINE PARTS COMPANY

(Exact name of registrant as specified in its charter)

GEORGIA	58-0254510

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA	30339

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 953-1700

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

Yes      [X]      No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2004.

174,630,400

(Shares of Common Stock)

PART 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

GENUINE PARTS COMPANY and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$284,704	$15,393
Trade accounts receivable, less allowance for doubtful accounts (2004 - $24,569; 2003 - $8,551)	1,166,533	1,084,874
Inventories — at lower of cost (substantially last-in, first-out method) or market	2,163,049	2,140,811
Prepaid expenses and other current assets	113,578	176,548

TOTAL CURRENT ASSETS	3,727,864	3,417,626
Goodwill and other intangible assets, less accumulated amortization	57,761	58,028
Other assets	312,994	297,851
Total property, plant and equipment, less allowance for depreciation (2004 - $509,352; 2003 - $490,515)	339,397	342,992

TOTAL ASSETS	$4,438,016	$4,116,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$836,883	$706,609
Current portion of long-term debt and other borrowings	125,841	52,525
Income taxes payable	60,869	18,575
Dividends payable	52,425	51,331
Other current liabilities	218,054	187,891

TOTAL CURRENT LIABILITIES	1,294,072	1,016,931
Long-term debt	500,000	625,108
Deferred income taxes	113,259	114,533
Minority interests in subsidiaries	52,091	47,642
SHAREHOLDERS’ EQUITY
Stated capital:
Preferred Stock, par value — $1 per share
Authorized - 10,000,000 shares — None Issued	-0-	-0-
Common Stock, par value — $1 per share
Authorized - 450,000,000 shares
Issued - 2004 – 174,630,400; 2003 – 174,045,263	174,630	174,045
Accumulated other comprehensive income	16,086	4,835
Additional paid-in capital	45,333	32,853
Retained earnings	2,242,545	2,100,550

TOTAL SHAREHOLDERS’ EQUITY	2,478,594	2,312,283

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,438,016	$4,116,497

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net sales	$2,349,283	$2,189,388	$6,843,960	$6,364,040
Cost of goods sold	1,649,890	1,537,439	4,764,591	4,422,368

Gross margin	699,393	651,949	2,079,369	1,941,672
Selling, administrative & other expenses	541,675	506,903	1,595,321	1,503,404

Income before income taxes and cumulative effect of a change in accounting principle	157,718	145,046	484,048	438,268
Income taxes	59,825	56,713	184,810	171,363

Income before cumulative effect of a change in accounting principle	97,893	88,333	299,238	266,905
Cumulative effect of a change in accounting principle	—	—	—	(19,541)

Net income	$97,893	$88,333	$299,238	$247,364

Basic net income per common share:
Before cumulative effect of a change in accounting principle	$.56	$.51	$1.71	$1.53
Cumulative effect of a change in accounting principle	—	—	—	(.11)

Basic net income	$.56	$.51	$1.71	$1.42

Diluted net income per common share:
Before cumulative effect of a change in accounting principle	$.56	$.51	$1.71	$1.53
Cumulative effect of a change in accounting principle	—	—	—	(.11)

Diluted net income	$.56	$.51	$1.71	$1.42

Dividends declared per common share	$.30	$.295	$.90	$.885

Weighted average common shares outstanding	174,792	173,948	174,648	173,995
Dilutive effect of stock options and non-vested restricted stock awards	1,021	481	842	492

Weighted average common shares outstanding – assuming dilution	175,813	174,429	175,490	174,487

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended September 30,
	(in thousands)
	2004	2003
OPERATING ACTIVITIES:
Net income	$299,238	$247,364
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	19,541
Depreciation and amortization	49,775	52,106
Other	3,337	(32)
Changes in operating assets and liabilities	117,857	7,004

NET CASH PROVIDED BY OPERATING ACTIVITIES	470,207	325,983
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(46,550)	(63,613)
Other	—	7,237

NET CASH USED IN INVESTING ACTIVITIES	(46,550)	(56,376)
FINANCING ACTIVITIES:
Net payments on credit facilities	(9,559)	(90,034)
Stock options exercised	31,649	2,838
Dividends paid	(156,150)	(153,253)
Purchase of stock	(20,286)	(17,677)

NET CASH USED IN FINANCING ACTIVITIES	(154,346)	(258,126)

NET INCREASE IN CASH AND CASH EQUIVALENTS	269,311	11,481
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,393	19,995

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$284,704	$31,476

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company”) for the year ended December 31, 2003. Accordingly, the quarterly condensed consolidated financial statements and related disclosures should be read in conjunction with the 2003 Annual Report on Form 10-K.

The preparation of interim financial statements requires management to make estimates and assumptions for the amounts reported in the condensed consolidated financial statements. Specifically, the Company makes estimates in its interim financial statements for the accrual of bad debts, certain inventory adjustments and volume rebates earned. Bad debts are accrued based on a percentage of sales. Inventory adjustments are estimated on an interim basis and adjusted in the fourth quarter to reflect year-end valuation and book to physical results. Volume rebates are estimated based upon cumulative and projected purchasing levels. The estimates for interim reporting may change upon final determination at year-end, and such changes may be significant.

In the opinion of management, all adjustments necessary for a fair presentation for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results for the entire year.

Note B — Segment Information

	Three month period ended Sept. 30,		Nine month period ended Sept. 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net sales:
Automotive	$1,229,943	$1,192,621	$3,575,189	$3,382,889
Industrial	636,693	556,959	1,874,599	1,692,501
Office Products	406,101	375,875	1,165,245	1,095,149
Electrical/Electronic Materials	85,357	74,455	254,263	223,155
Other	(8,811)	(10,522)	(25,336)	(29,654)

Total net sales	$2,349,283	$2,189,388	$6,843,960	$6,364,040

Operating profit:
Automotive	$101,942	$103,007	$304,695	$290,269
Industrial	40,851	34,201	125,149	110,620
Office Products	32,203	30,339	108,651	103,228
Electrical/Electronic Materials	3,780	1,890	11,300	5,403

Total operating profit	178,776	169,437	549,795	509,520
Interest expense	(9,307)	(12,982)	(29,154)	(40,026)
Other, net	(11,751)	(11,409)	(36,593)	(31,226)

Income before income taxes and cumulative effect of a change in accounting principle	$157,718	$145,046	$484,048	$438,268

For management purposes, net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “other” represents the net effect of the discounts, incentives and freight billed to customers, which are reported as a component of net sales in the Company’s consolidated statements of income.

Note C — Comprehensive Income

Total comprehensive income was $310,489,000 and $297,613,000 for the nine month periods ended September 30, 2004 and 2003, respectively. The difference between total comprehensive income and net income was due to foreign currency translation adjustments and adjustments to the fair value of derivative instruments, as summarized below (in thousands):

	For the Nine Months Ended Sept. 30,
	2004	2003
Net Income	$299,238	$247,364
Other Comprehensive Income:
Foreign currency translation	9,191	42,817
Derivative instruments, net of taxes	2,060	7,432

Total Other Comprehensive Income	11,251	50,249

Comprehensive Income	$310,489	$297,613

Comprehensive income for the three months ended September 30, 2004 and 2003 totaled $117,934,000 and $90,399,000, respectively.

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

In connection with the adoption of FIN 46, in June 2003, the Company’s construction and lease facility was amended. Subject to the amendment, FIN 46 did not change the Company’s accounting for the construction and lease facility. This construction and lease facility, expiring in 2008, contains residual value guarantee provisions and other guarantees which would become due in the event of a default under the operating lease agreement or at the expiration of the operating lease agreement if the fair value of the leased properties is less than the guaranteed residual value. The maximum amount of the Company’s potential guarantee obligation at September 30, 2004 is approximately $83,880,000. The Company believes the likelihood of funding the guarantee obligation under any provision of the operating lease agreement is remote. In addition to the construction and lease facility, the Company has relationships with entities that are required to be considered for consolidation under FIN 46. Specifically, the Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a minority equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by an unaffiliated enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that it is not the primary beneficiary with respect to any of the independents and that the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee. At September 30, 2004, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $166,800,000. These loans generally mature over periods from one to ten years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g. accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

Note E — Stock Options

As more fully disclosed in Note 7 of the Company’s notes to the consolidated financial statements in the 2003 Annual Report on Form 10-K, the following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	Three month period ended		Nine month period ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$97,893	$88,333	$299,238	$247,364
Add: Stock-based employee compensation expense related to option grants after January 1, 2003, included in net income, net of related tax effects	470	-0-	1,052	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,238)	(1,325)	(2,811)	(4,791)

Pro forma net income	$97,125	$87,008	$297,479	$242,573

Income per share:
Basic – as reported	$.56	$.51	$1.71	$1.42

Basic – pro forma	$.56	$.50	$1.70	$1.39

Diluted – as reported	$.56	$.51	$1.71	$1.42

Diluted – pro forma	$.55	$.50	$1.70	$1.39

Beginning on January 1, 2003, the Company began prospectively accounting for all future stock compensation awards in accordance with the fair value method of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). The adoption of SFAS 123 is not expected to have a material impact on the Company’s financial position or results of operations in 2004, and the effect on periods thereafter, while entirely dependent on the terms of future stock compensation awards, is not expected to be significant.

Note F — Employee Benefit Plans

Net periodic pension cost included the following components for the three months ended September 30:

	Pension Benefits		Other Post-retirement Benefits
	2004	2003	2004	2003
	(In Thousands)
Service cost	$8,400	$7,758	$95	$59
Interest cost	13,833	13,334	261	219
Expected return on plan assets	(18,966)	(18,232)	—	—
Amortization of prior service (income) cost	(282)	(814)	93	122
Amortization of actuarial loss	3,207	2,131	218	67

Net periodic pension cost	$6,192	$4,177	$667	$467

Net periodic pension cost included the following components for the nine months ended September 30:

	Pension Benefits		Other Post-retirement Benefits
	2004	2003	2004	2003
		(In Thousands)
Service cost	$25,200	$23,274	$365	$177
Interest cost	41,499	40,004	995	657
Expected return on plan assets	(56,884)	(54,200)	—	—
Amortization of prior service (income) cost	(846)	(2,444)	279	366
Amortization of actuarial loss	9,670	6,395	778	201

Net periodic pension cost	$18,639	$13,029	$2,417	$1,401

Pension benefits also include amounts related to a supplemental retirement plan.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed December 8, 2003 to make voluntary benefits available through Medicare. The federal government will begin making subsidy payments to qualifying employers in 2006. Effective July 1, 2004, the Company adopted FASB Staff Position No. 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (which superseded FSP No. 106-1). The FSP 106-2 provides authoritative guidance on accounting for the federal subsidy and other provisions of the Act. The adoption of FSP 106-2 reduced the Company’s accumulated post-retirement benefit obligation by approximately $6.2 million and resulted in an unrecognized actuarial gain of a similar amount. The adoption resulted in a $207,000 reduction in post-retirement benefit cost for the three months ended September 30, 2004.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the December 31, 2003 consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K filed for the year ended December 31, 2003, and the September 30, 2004 consolidated financial statements and accompanying notes.

Overview

Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. In the third quarter of 2004, business was conducted throughout the United States, in Canada, and in Mexico from approximately 1,800 locations.

The Company recorded consolidated net income of $97.9 million for the three months ended September 30, 2004, compared to net income of $88.3 million in the same period last year, an increase of 11%. For the nine months ended September 30, 2004, the Company recorded consolidated net income of $299.2 million, a 12% increase compared to $266.9 million recorded in the same period the previous year, before the cumulative effect adjustment relating to accounting for vendor cash consideration in 2003 as discussed below. After the cumulative effect adjustment in 2003, net income for the nine months ended September 30, 2004 was up 21% from $247.4 million in the same period of 2003.

On January 1, 2003, the Company adopted the provisions of Financial Accounting Standards Board Emerging Issues Task Force’s Issue No. 02-16 (“EITF 02-16”), related to the accounting treatment of cash consideration received from vendors, resulting in a non-cash charge of $19.5 million recorded as a cumulative effect of a change in accounting principle. This charge encompasses certain advertising and promotional allowances, catalog support and other cash support arrangements that normally exist among retailers and distributors with their vendors. The Company historically classified certain advertising vendor monies received as a component of SG&A. Under the new method, these vendor monies must be classified as cost of goods sold and a portion of the amounts must be capitalized into ending inventory.

For 2004, the Company has experienced growth in each of our businesses and the diversity of our business groups has provided a balance to our results. In addition to improved economic conditions relative to the prior three years, we have emphasized the execution of our marketing plans and sales initiatives to improve the performance in each of our industry groups.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Management believes that as of September 30, 2004, there have been no material changes to this information.

Sales

Sales for the third quarter of 2004 were $2.35 billion, an increase of 7% over the same period in 2003. Each of our four business units recorded sales increases for the period and sales at Motion Industries, the Industrial Products Group, and EIS, the Electrical/Electronic Materials Group, were especially strong. For the nine months ended September 30, 2004, sales were $6.84 billion compared to $6.36 billion for the same period last year, an increase of 8%. The Company’s sales growth is attributed to our internal growth initiatives across all our businesses, as well as improving economic conditions.

Sales for the Automotive Group increased 3% in the third quarter of 2004 and for the nine months ended September 30, 2004 sales increased 6% compared to the same period last year. The sales moderation we experienced in the third quarter at least partially reflects the lower consumer spending figures reported for the same period. For the year, we believe that our internal efforts, improved demographics and the improving economy have favorably affected the automotive aftermarket. The Industrial Products Group increased sales by 14% in the third quarter and for the year sales are up 11% compared to the same period in 2003. Likewise, sales for the Electrical/Electronics Group were up 15% in the third quarter and up 14% through the nine months ended September 30, 2004 compared to the same periods in 2003. Both of these groups serve the manufacturing sector, which is growing at a healthy rate across a broad customer base. Sales for the Office Products Group were up 8% in the third quarter of 2004 compared to the same period in 2003 and year to date are up 6% compared to sales for the nine months ended September 30, 2003. We attribute this group’s consistent revenue growth to their continued enhancement of product offerings and an increased demand throughout their product categories.

Cost of Goods Sold/Expenses

Cost of goods sold for the third quarter of 2004 was $1.65 billion compared to $1.54 billion for the same period in 2003. As a percent of sales, cost of goods sold was 70.23% for the three months ended September 30, 2004, consistent with the same period in the previous year. For the nine months ended September 30, 2004, cost of goods sold was $4.76 billion compared to $4.42 billion for the same period last year and as a percent of sales increased from 69.49% to 69.62%. The increase for the nine-month period ended September 30, 2004 reflects the impact of shifts in product and customer mix, pricing pressures and the impact of supplier discounts and incentives.

Selling, administrative and other expenses of $541.7 million improved to 23.06% of sales for the third quarter of 2004 compared to 23.15% for the same period last year. For the nine months ended September 30, 2004, these expenses totaled $1.60 billion and improved to 23.31% of sales compared to 23.62% for the same period in 2003. The decrease in SG&A expenses reflects the leverage gained from our sales increases, as well as the measures taken to control costs in each of our businesses.

Operating Profit

Operating profit as a percentage of sales was 7.6% for the third quarter of 2004 compared to 7.7% for the same period in 2003. For the nine months ended September 30, 2004 and 2003, operating profit as a percentage of sales was 8.0%.

The Automotive Group’s operating profit decreased 1% compared to the third quarter last year, and their operating profit margin of 8.3% was down from 8.6% compared to the third quarter of 2003. For the nine months ended September 30, 2004, the group’s operating profit increased 5% and their operating profit margin decreased to 8.5% from 8.6% for the same period last year. The Industrial Group had a 19% increase in operating profit compared to the third quarter of 2003, and the operating profit margin for this group improved to 6.4% for the third quarter from 6.1% for the same period last year. Operating profit increased 13% for the nine months ended September 30, 2004 compared to 2003 and their operating profit margin was up from 6.5% last year to 6.7%. For the three and nine month periods ended September 30, 2004, the Office Products Group’s operating profit increased 6% and 5%, respectively. Their operating profit margin was 7.9% for the quarter, down from 8.1% in the third quarter last year, and 9.3% for the nine months ended September 30, 2004, a decrease from 9.4% for the same period in 2003. The Electrical /Electronic Materials Group increased their operating profit for the third quarter 100% to $3.8 million from $1.9 million in the third quarter of 2003, and their operating profit margin improved to 4.4% compared to 2.5% in the same period in 2003. For the nine months ended September 30, 2004, the group increased their operating profit 109% to $11.3 million from $5.4 million for the same period last year, and their operating profit margin improved to 4.4% from 2.4% for the nine months ended September 30, 2003.

Net Income

Net income was $97.9 million and $299.2 million for the three and nine month periods ended September 30, 2004, respectively, compared to a net income of $88.3 million and $266.9 million in the same periods last year, before the cumulative effect adjustment in 2003 previously discussed above. Earnings per share, assuming dilution, were $.56 for the third quarter of 2004 compared to $.51 for the same period of the previous year, and for the nine months were $1.71 in 2004 compared to $1.53 in 2003 before the accounting change. After the cumulative effect adjustment in 2003, net income for the nine months ended September 30, 2004 was up 21% from $247.4 million and diluted earnings per share were up 20% from $1.42 in the same period of 2003.

Income Taxes

The effective income tax rate was 37.9% and 38.2% for the quarter and nine months ended September 30, 2004, respectively. The effective income tax rate was 39.1% for the same periods in 2003. The decrease in 2004 is primarily due to lower state income taxes and the utilization of foreign tax credits.

Financial Condition

The major balance sheet categories, with the exception of cash, were relatively consistent with the December 31, 2003 condensed consolidated balance sheet. Cash balances increased $269.3 million from December 31, 2003, due primarily to increased revenues and collections, stock option exercises, and increased payment terms with certain vendors. Accounts receivable increased $81.7 million, which is consistent with the Company’s overall sales increase. Prepaid expenses declined $63.0 million, primarily due to the collection of vendor allowances in 2004. Other assets increased $15.1 million from December 31, 2003, due primarily to the Company’s increased annual pension contribution. Accounts payable increased $130.3 million due to the Company’s increased purchases associated with increased sales volume, as well as increases in payment terms with certain vendors. The Company’s long-term debt is discussed in detail below.

Liquidity and Capital Resources

The Company’s total debt decreased $51.8 million from December 31, 2003 to September 30, 2004 primarily due to payments of debt with cash generated from increased revenues and collections, stock option exercises, and increased payment terms with certain vendors. The Company reclassified a $125 million note due in 2010 to current as the Company intends to pay the amount in full during 2004. This reclassification resulted in an increase in current debt and an offsetting reduction in long-term debt.

The Company manages its exposure to changes in short-term interest rates, particularly to reduce the impact on its floating-rate term notes, by entering into interest rate swap agreements. The Company had interest rate swaps with fair values of approximately $11.6 million and $6.4 million outstanding as of December 31, 2003 and September 30, 2004, respectively. The decrease in fair values since December 31, 2003 is primarily due to the termination of one $50 million notional interest swap in the second quarter of 2004 and the normal settlement of monthly payments due on swaps during the nine months ended September 30, 2004. At September 30, 2004, the Company had one $50 million notional interest rate swap agreement outstanding with a maturity date of 2008. In addition, at September 30, 2004, approximately $500 million of the Company’s total borrowings, of which $250 million matures November 2008 and $250 million matures November 2011, were at fixed rates of interest.

The ratio of current assets to current liabilities is 2.9 to 1 and the Company’s cash position has increased significantly from December 31, 2003. The Company believes existing lines of credit and cash generated from operations will be sufficient to fund future operations.

Contractual Obligations

There have been no material changes to obligations and/or commitments since year-end 2003. Purchase orders or contracts for the purchase of inventory and other goods and services are not included in our estimates. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. The Company does not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements.

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

Item 4.

Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors during or subsequent to the end of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the purchases of shares of the Company’s common stock during the three month period ended September 30, 2004:

			Total Number of
	Total	Average	Shares Purchased	Maximum Number of
	Number of	Price	as Part of Publicly	Shares That May Yet Be
	Shares	Paid Per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs
July, 2004 (July 1, 2004 through July 31, 2004)	134,800	$37.32	134,800	6,397,493
August, 2004 (August 1, 2004 through August 31, 2004)	197,300	$36.67	197,300	6,200,193
September, 2004 (September 1, 2004 through September 30, 2004)	131,600	$37.40	131,600	6,068,593

Totals	463,700	$37.07	463,700	6,068,593

On April 19, 1999, the Board of Directors authorized the repurchase of 15 million shares, and such repurchase plan was announced April 20, 1999. The authorization for this repurchase plan continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. There were no other publicly announced plans outstanding as of September 30, 2004. All shares repurchased as discussed in the table above were repurchased pursuant to the Company’s publicly announced repurchase plan.

Item 6. Exhibits

(a)	The following exhibits are filed as part of this report:

Exhibit 3.1	Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995).

Exhibit 3.2	Bylaws of the Company, as amended (incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 12, 2001).

Exhibit 31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a) and Rule 15d-14(a).

Exhibit 31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a) and Rule 15d-14(a). .

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)
Date: November 1, 2004	/s/ Jerry W. Nix
Jerry W. Nix
Executive Vice President – Finance (Principal Financial and Accounting Officer)