Form 10-K
period 2004-12-31
GENUINE PARTS CO
filed 2005-03-07
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-5690

GENUINE PARTS COMPANY

(Exact name of Registrant as specified in its Charter)

Georgia	58-0254510
(State of Incorporation)	(IRS Employer Identification No.)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as described in Exchange Act Rule 12b-2). Yes ☑ No ☐

     The aggregate market value of the Registrant’s Common Stock (based upon the closing sales price reported by the New York Stock Exchange and published in The Wall Street Journal for February 11, 2005) held by non-affiliates as of February 11, 2005 was approximately $ 7,394,717,000 .

     The number of shares outstanding of Registrant’s Common Stock, as of February 11, 2005, was 174,717,403.

     Certain portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 (the “Annual Report”) are incorporated by reference into this Form 10-K. Other than those portions of the Annual Report specifically incorporated by reference pursuant to Items 5 through 8 and 9A of Part II hereof, no other portions of the Annual Report shall be deemed so incorporated.

     Certain portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2005 (the “Proxy Statement”) filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 12 and 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

PART I.

ITEM 1. BUSINESS.

     Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. In 2004, business was conducted throughout the United States, in Canada and in Mexico from approximately 1,900 locations. As used in this report, the “Company” refers to Genuine Parts Company and its subsidiaries, except as otherwise indicated by the context; and the terms “automotive parts” and “industrial parts” refer to replacement parts in each respective category.

Financial Information about Segments. For financial information regarding segments, refer to ”Segment Data” set forth on Page 14 and to Note 11 of Notes to Consolidated Financial Statements on page 38, both in the Company’s Annual Report to Shareholders for the year ended December 31, 2004 attached hereto as Exhibit 13.

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

Employees. As of December 31, 2004, the Company employed approximately 31,200 persons.

AUTOMOTIVE PARTS GROUP

     The Automotive Parts Group, the largest division of the Company, distributes automotive replacement parts and accessory items. The Company is the largest member of the National Automotive Parts Association (“NAPA”), a voluntary trade association formed in 1925 to provide nationwide distribution of automotive parts. In addition to over 320,000 available part numbers, the Company, in conjunction with NAPA, offers complete inventory, cataloging, marketing, training and other programs in the automotive aftermarket.

     During 2004, the Company’s Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores (“auto parts stores” or “NAPA AUTO PARTS stores”) owned in the United States by the Company; automotive parts distribution centers and auto parts stores in Canada owned and operated by NAPA Canada/UAP, a wholly-owned subsidiary of the Company; auto parts stores in the United States operated by corporations in which the Company owned either a minority or majority interest; auto parts stores in Canada operated by corporations in which NAPA Canada/UAP owns a 50% interest; distribution centers owned by Balkamp, Inc. (“Balkamp”), a majority-owned subsidiary of the Company; rebuilding plants owned by the Company and operated by its Rayloc division; distribution centers of ACDelco, Motorcraft and other automotive supplies owned and operated by Johnson Industries, a wholly-owned subsidiary; and automotive parts distribution centers and automotive parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. (“Auto Todo”), a wholly-owned subsidiary of the Company.

     The Company has a 15% interest in Mitchell Repair Information (“MRIC”), a subsidiary of Snap-on Incorporated. MRIC is a leading diagnostic and repair information company with over 35,000 North American subscribers linked to its services and information databases. MRIC’s core product, “Mitchell ON-DEMAND,” is a premier electronic repair information source in the automotive aftermarket.

     The Company’s NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, SUV’s, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes replacement parts for small engines, farm equipment and heavy duty equipment. The Company’s inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the

Company’s domestic automotive operations purchase from more than 80 different suppliers, approximately 51% of 2004 automotive parts inventories were purchased from 10 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers, which has protected the Company from inventory obsolescence.

Distribution System. In 2004, the Company operated 58 domestic NAPA automotive parts distribution centers located in 39 states and approximately 1,000 domestic company-owned NAPA AUTO PARTS stores located in 43 states. At December 31, 2004, Genuine Parts Company owned either a minority or majority interest in 3 corporations, which operated approximately 22 auto parts stores in 3 states.

     NAPA Canada/UAP, founded in 1926, is a Canadian leader in the distribution, marketing and rebuilding of replacement parts and accessories for automobiles and trucks. NAPA Canada/UAP employs approximately 4,000 people. NAPA Canada/UAP operates a network of 14 distribution centers supplying approximately 585 NAPA Canada/UAP stores and 72 TRACTION wholesalers, which supply parts to small fleet owners and operators and are a significant supplier to the mining and forestry industries. These include approximately 198 company owned stores, 21 joint venture or progressive owners in which NAPA Canada/UAP owns a 50% interest and approximately 438 independently owned stores. NAPA Canada/UAP supplies bannered installers and independent installers in all provinces of Canada, as well as networks of service station and repair shops operating under the banners of national accounts. NAPA Canada/UAP is licensed to and uses the NAPA® name in Canada.

     In Mexico, Auto Todo owns and operates 9 distribution centers and 12 auto parts stores. Auto Todo is licensed to and uses the NAPA® name in Mexico.

     The Company’s distribution centers serve approximately 4,800 independently owned NAPA AUTO PARTS stores located throughout the market areas served. NAPA AUTO PARTS stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, these independent automotive parts stores account for approximately 25% of the Company’s total sales with no automotive parts store or group of automotive parts stores with individual or common ownership accounting for more than 0.5% of the total sales of the Company.

Products. Distribution centers have access to over 320,000 different parts and related supply items. Each item is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers. Most orders are filled and shipped the same day as received. The majority of sales are on terms that require payment within 30 days of the statement date. The Company does not manufacture any of the products it distributes. The majority of products are distributed under the NAPA® name, a mark licensed to the Company by NAPA.

Related Operations. Balkamp distributes a wide variety of replacement parts and accessory items for passenger cars, heavy duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the approximately 27,000 products which constitute the “Balkamp” line of products that are distributed to the members of NAPA. These products are categorized in 160 different product groups purchased from more than 400 domestic suppliers and 130 foreign manufacturers. In addition, Balkamp operates two Redistribution Centers that provide NAPA with over 300 SKUs of oils and chemicals. Balkamp also provides mill supplies and related items to the Company’s wholly-owned subsidiary Motion Industries, Inc. for sale in its MI Industrial line of merchandise. BALKAMP®, a federally registered trademark, is important to the sales and marketing promotions of the Balkamp organization. Balkamp has four distribution centers located in Indianapolis and Plainfield, Indiana, Greenwood, Mississippi and West Jordan, Utah.

     Johnson Industries, Inc. (“Johnson”), a wholly-owned subsidiary of the Company, is an independent distributor of ACDelco, Motorcraft and other automotive supplies. Johnson, founded in 1924, sells primarily to large fleets and new car dealers from a network of distribution centers throughout the U.S.

     The Company, through its Rayloc division, also operates five plants where certain small automotive parts are rebuilt. These products are distributed to the members of NAPA under the NAPA® brand name. Rayloc® is a mark licensed to the Company by NAPA.

Segment Data. In the year ended December 31, 2004, sales from the Automotive Parts Group approximated 52% of the Company’s net sales as compared to 53% in 2003 and 52% in 2002.

Service to NAPA AUTO PARTS Stores. The Company believes that the quality and the range of services provided to its automotive parts customers constitute a significant advantage for its automotive parts distribution system. Such services include fast and frequent delivery, obsolescence protection, parts cataloging (including the use of computerized NAPA AUTO PARTS catalogs) and stock adjustment through a continuing parts classification system which allows independent retailers (“jobbers”) to return certain merchandise on a scheduled basis. The Company offers its NAPA AUTO PARTS store customers various management aids, marketing aids and service on topics such as inventory control, cost analysis, accounting procedures, group insurance and retirement benefit plans, marketing conferences and seminars, sales and advertising manuals and training programs. Point of sale/inventory management is available through TAMS® (Total Automotive Management Systems), a computer system designed and developed by the Company for the NAPA AUTO PARTS store.

     In association with NAPA, the Company has developed and refined an inventory classification system to determine optimum distribution center and auto parts store inventory levels for automotive parts stocking based on automotive registrations, usage rates, production statistics, technological advances and other similar factors. This system, which undergoes continuous analytical review, is an integral part of the Company’s inventory control procedures and comprises an important feature of the inventory management services that the Company makes available to its NAPA AUTO PARTS store customers. Over the last 10 years, losses to the Company from obsolescence have been insignificant and the Company attributes this to the successful operation of its classification system, which involves product return privileges with most of its suppliers.

Competition. In the distribution of automotive parts, the Company competes with automobile manufacturers (some of which sell replacement parts for vehicles built by other manufacturers as well as those which they build themselves), automobile dealers, warehouse clubs and large automotive parts retail chains. In addition, the Company competes with the distributing outlets of parts manufacturers, oil companies, mass merchandisers, including national retail chains, and with other parts distributors and retailers.

NAPA. The Company is a member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive replacement parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose members in 2004 operated 64 distribution centers located throughout the United States, 58 of which were owned and operated by the Company. NAPA develops marketing concepts and programs that may be used by its members. It is not involved in the chain of distribution.

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

INDUSTRIAL PARTS GROUP

     The Industrial Parts Group distributes industrial replacement parts and related supplies throughout the United States and Canada. This group distributes industrial bearings and power transmission equipment replacement parts, including hydraulic and pneumatic products, material handling components, related supplies and repair services. The Industrial Parts Group continues to enhance communication and process activities through three distinct programs. These programs include: MotionMRO.com, an internet-based procurement system; MiSupplierConnect, a manufacturer communication and fulfillment system; and inMotion, an internal employee communication source and operational reporting system.

     The Company distributes industrial parts in the United States through Motion Industries, Inc. (“Motion”), headquartered in Birmingham, Alabama. Motion is a wholly-owned subsidiary of the Company. In Canada, industrial parts are distributed by Motion Industries (Canada), Inc. (“Motion Canada”), an operating group in the Company’s North American structure.

     As of December 31, 2004, the Industrial Parts Group served more than 150,000 customers in all types of industries located throughout the United States and Canada including automotive, chemical, food and beverage, wood and lumber, iron and steel, pulp and paper, and pharmaceutical manufacturers.

Distribution System. In North America, the Industrial Parts Group operates 418 branches, nine distribution centers and 34 service centers. The distribution centers stock and distribute more than 200,000 different items purchased from more than 250 different suppliers. The service centers provide hydraulic, hose and mechanical repairs for customers. Approximately 33% of 2004 total industrial purchases were made from 10 major suppliers. Sales are generated from the Industrial Parts Group’s branches located in 48 states and nine provinces in Canada. Each branch has warehouse facilities that stock significant amounts of inventory representative of the lines of products used by customers in the respective market area served.

     Motion Canada operates two distribution centers for the 44 Canadian branches serving industrial and agricultural markets.

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

Supply Agreements. Non-exclusive distributor agreements are in effect with most of the Industrial Parts Group’s suppliers. The terms of these agreements vary; however, it has been the experience of the Industrial Parts Group that the custom of the trade is to treat such agreements as continuing until breached by one party or until terminated by mutual consent. The Company has return privileges with most of its suppliers, which has protected the Company from inventory obsolescence.

Segment Data. In the year ended December 31, 2004, sales from the Company’s Industrial Parts Group remained constant at approximately 27% of the Company’s net sales, the same as in 2003 and 2002.

Competition. The Industrial Parts Group competes with other distributors specializing in the distribution of such items, general line distributors and others who provide similar services. To a lesser extent, the Group competes with manufacturers that sell directly to the customer.

OFFICE PRODUCTS GROUP

     The Office Products Group, operated through S. P. Richards Company (“S. P. Richards”), a wholly-owned subsidiary of the Company, is headquartered in Atlanta, Georgia. S. P. Richards is engaged in the wholesale distribution of a broad line of office and other business related products that are used in the daily operation of businesses, schools, offices and institutions. Office products fall into the general categories of computer supplies, imaging supplies, office furniture, office machines, general office supplies, school supplies, cleaning and breakroom supplies, and healthcare supplies.

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

Distribution System. The Office Products Group distributes more than 30,000 items to over 7,000 business product resellers throughout the United States and Canada from a network of 44 distribution centers. This network of strategically located distribution centers provides overnight delivery of the Company’s comprehensive product offering. Approximately 48% of the Company’s 2004 total office products purchases were made from 10 major suppliers.

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

Products. The Office Products Group distributes computer supplies including storage media, printer supplies and computer accessories; office furniture including desks, credenzas, chairs, chair mats, partitions, files and computer furniture; office machines including telephones, answering machines, calculators, fax machines, multi-function copiers, printers, digital cameras, laminators and shredders; general office supplies including desk accessories, business forms, accounting supplies, binders, filing supplies, report covers, writing instruments, envelopes, note pads, copy paper, mailroom supplies, drafting supplies and audiovisual supplies; school supplies including bulletin boards, teaching aids and art supplies; janitorial supplies including cleaning supplies, paper towels and trash can liners; and breakroom supplies including napkins, utensils, snacks and beverages. S. P. Richards has return privileges with most of its suppliers, which has protected the Company from inventory obsolescence.

     While the Company inventories include products from over 350 of the industry’s leading manufacturers worldwide, S. P. Richards also markets six proprietary brands of items. These brands include: SPARCO®, an economical line of office supply basics; Compucessory™, a line of computer accessories; Lorell, a line of office furniture; NATURE SAVER®, an offering of recycled paper products; Elite Image™, a line of new and remanufactured toner cartridges; and Integra, a line of writing instruments.

Segment Data. In the year ended December 31, 2004, sales from the Company’s Office Products Group remained constant at approximately 17% of the Company’s net sales, the same as in 2003 and 2002.

Competition. In the distribution of office supplies to retail dealers, S. P. Richards competes with many other wholesale distributors as well as with certain manufacturers of office products.

ELECTRICAL/ELECTRONIC MATERIALS GROUP

     The Electrical/Electronic Materials Group was formed on July 1, 1998 through the acquisition of EIS, Inc. (“EIS”) headquartered in Atlanta, Georgia. This Group distributes materials to more than 20,000 electrical and electronic manufacturers in North America. With branches in 34 locations nationwide and in

Mexico, this Group distributes over 100,000 items, from insulating and conductive materials to assembly tools and test equipment. This Group also has three manufacturing facilities that provide custom fabricated parts.

Distribution System. The Electrical/Electronic Materials Group is an important single source to original equipment manufacturers, repair shops, the electronic assembly market and printed circuit board manufacturers. EIS actively utilizes its E-commerce Internet site to present its products to customers while allowing these on-line visitors to conveniently purchase from a large product assortment.

     Electronic materials are distributed through EIS’s operating divisions, Electronic Assembly and Circuit Supply. Both electrical and electronic products are distributed from warehouse locations in major user markets throughout the U.S. The Company has return privileges with some of its suppliers, which has protected the Company from inventory obsolescence.

Products. The Electrical/Electronic Materials Group distributes a wide variety of products to customers from over 350 vendors. Products include such items as magnet wire, copper clad laminate, conductive materials, insulating and shielding materials, assembly tools, test equipment, adhesives and chemicals, pressure sensitive tapes, solder, anti-static products and thermal management products. To meet the prompt delivery demands of its customers, this Group maintains large inventories. The majority of sales are on open account. Approximately 39% of 2004 total Electrical/Electronic Materials Group purchases were made from 10 major suppliers.

Integrated Supply. The Electrical/Electronic Materials Group’s integrated supply programs are a part of the marketing strategy, as a greater number of customers—especially national accounts—are given the opportunity to participate in this low-cost, high-service capability. The Group developed AIMS (Advanced Inventory Management System), a totally integrated, highly automated solution for inventory management. The Group’s Integrated Supply offering also includes SupplyPro, an electronic vending dispenser used to eliminate costly tool cribs, or in-house stores, at customer warehouse facilities.

Segment Data. In the year ended December 31, 2004 sales from the Company’s Electrical/Electronic Materials Group approximated 4% of the Company’s sales, as compared to 3% in 2003 and 4% in 2002.

Competition. The Electrical/Electronic Materials Group competes with other distributors specializing in the distribution of electrical and electronic products, general line distributors and, to a lesser extent, manufacturers that sell directly to customers.

* * * * * * * * * *

Internet Website. The Company’s internet website can be found at www.genpt.com. The Company makes available free of charge on or through its internet website, access to the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Executive Officers of the Company. The table below sets forth the name and age of each person deemed to be an executive officer of the Company as of February 21, 2005, the position or office held by each and the period during which each has served as such. Each executive officer is elected by the Board of Directors and serves at the pleasure of the Board of Directors until his successor has been elected and has qualified, or until his earlier death, resignation, removal, retirement or disqualification.

			Year First
Name	Age	Position of Office	Assumed Position
Larry L. Prince	66	Chairman of the Executive Committee	1990
Thomas C. Gallagher	57	Chairman, President and Chief Executive Officer	1990/2004
Jerry W. Nix	59	Executive Vice President – Finance *	2000
Robert J. Susor	59	Executive Vice President	2003
R. Bruce Clayton	58	Senior Vice President-Human Resources	2004

*	Also serves as the Company’s Chief Financial Officer.

     All executive officers have been employed by and have served as officers of the Company for at least the last five years.

Forward-Looking Statements

Statements in this report constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that its forward-looking statements involve risks and uncertainties. The Company undertakes no duty to update its forward-looking statements, which reflect the Company’s beliefs, expectations and plans as of the present. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company’s products and services, the ability to maintain favorable supplier arrangements and relationships, competitive product and pricing pressures, including internet related initiatives, the effectiveness of the Company’s promotional, marketing and advertising programs, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as other risks and uncertainties discussed from time to time in the Company’s filings with the SEC. Some of these factors that may affect us are described in greater detail in “Risk Factors” below. Readers are cautioned that other factors not listed here or in our SEC filings could materially impact the Company’s future earnings, financial position and cash flows. You should not place undue reliance upon forward-looking statements contained herein and should carefully read other reports that the Company will, from time to time, file with the SEC.

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

Our Business and Results of Operations Could Be Impacted by Certain Laws.

We are subject to various federal, state, local and foreign laws and regulations relating to the operation of our business, such as laws and regulations relating to environmental and employment matters. Because such laws and regulations are subject to change without notice, we cannot anticipate the potential costs of compliance. On the other hand, if we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions. There can be no assurance that the cost of compliance, or a material failure by us to comply, with these laws and regulations will not have a material adverse effect on us in the future.

Risks Relating to Our Industry

We Face Substantial Competition in the Industries in Which We Do Business.

The industries in which we do business are highly competitive. The sale of automotive and industrial parts, office products and electronic materials is highly competitive in many areas, including name recognition, product availability, customer service, anticipating changing customer preferences, store location and price. Increased competition among distributors of automotive and industrial parts, office products and electronic materials could cause a material adverse effect on our results of operations.

In particular, the market for replacement automotive parts is highly competitive and subjects us to a wide variety of competitors. We compete primarily with national and regional auto parts chains, independently owned automotive parts and accessories stores, automobile dealers that supply manufacturer replacement parts and accessories, mass merchandisers and wholesale clubs that sell automotive products and regional and local full service automotive repair shops. If we are unable to continue to develop successful competitive strategies, or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.

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

Our Business May Be Impacted by General Economic Conditions and Local, National and Global Events.

Our business and results of operations also may be impacted by general economic conditions, conditions in local markets or other factors that we cannot control, including: job growth and unemployment conditions, industrial output and capacity and capital expenditures, reduction in manufacturing capacity in our targeted geographic markets due to consolidation and the transfer of manufacturing capacity to foreign countries, weather, terrorist acts, pricing pressures of our competitors and customers, shortages of fuel or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor in the major markets where we operate, changes in interest rates, inflation or currency exchange rates, changes in accounting policies and practices and changes in regulatory policies and practices.

ITEM 2. PROPERTIES.

     The Company’s headquarters and Automotive Parts Group headquarters are located in two adjacent office buildings owned by the Company in Atlanta, Georgia.

     The Company’s Automotive Parts Group currently operates 58 NAPA Distribution Centers in the United States distributed among four geographic divisions. Approximately 90% of the distribution center properties are owned by the Company. At December 31, 2004, the Company operated approximately 1,000 NAPA AUTO PARTS stores located in 43 states, and the Company owned either a minority or majority interest in approximately 22 additional auto parts stores located in 3 states. Other than NAPA AUTO PARTS stores located within Company owned distribution centers, most of the automotive parts stores in which the Company has an ownership interest were operated in leased facilities. In addition, NAPA Canada/UAP operated 14 distribution centers and approximately 219 automotive parts and TRACTION stores in Canada, and Auto Todo operates 9 distribution centers and 12 stores in Mexico. The Company’s Automotive Parts Group also operates four Balkamp distribution centers, five Rayloc rebuilding plants, one transfer and shipping facility and twelve Johnson Industries distribution centers.

     The Company’s Industrial Parts Group, operating through Motion and Motion Canada, operates 9 distribution centers, 34 service centers and 418 branches. Approximately 90% of these branches are operated in leased facilities.

     The Company’s Office Products Group operates 40 facilities in the United States and 4 facilities in Canada distributed among the Group’s four geographic divisions. Approximately 75% of these facilities are operated in leased buildings.

     The Company’s Electrical/Electronic Materials Group operates in 31 locations in the United States and 3 cities in Mexico. All of this Group’s 34 facilities are operated in leased buildings except one facility, which is owned.

     For additional information regarding rental expense on leased properties, see Note 6 of Notes to Consolidated Financial Statements on Page 32 of the Company’s Annual Report to Shareholders for the year ended December 31, 2004.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is subject to various legal and governmental proceedings, many involving routine litigation incidental to the businesses, including approximately 1,200 product liability lawsuits resulting from its national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts distributed by the Company. While litigation of any type contains an element of uncertainty, the Company believes that its defense and ultimate resolution of pending and reasonably anticipated claims will continue to occur within the ordinary course of the Company’s business and that resolution of these claims will not have a material adverse effect on the Company’s operations or consolidated business and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Information required by this item is set forth under the heading “Market and Dividend Information” on Page 13 of the Company’s Annual Report to Shareholders for the year ended December 31, 2004, and is incorporated herein by reference.

     The following table provides information about the purchases of shares of the Company’s common stock during the three month period ended December 31, 2004:

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares That May Yet
	Number of	Average	Part of Publicly	Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs

October, 2004 (October 1, 2004 through October 31, 2004)	-0-	—	—	6,068,593

November, 2004 (November 1, 2004 through November 30, 2004)	3,150	$40.79	3,150	6,065,443

December, 2004 (December 1, 2004 through December 31, 2004)	25,000	$42.36	25,000	6,040,443

Totals	28,150	$42.18	28,150	6,040,443

On April 19, 1999, the Board of Directors authorized the repurchase of 15 million shares, and such repurchase plan was announced April 20, 1999. The authorization for this repurchase plan continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. There were no other publicly announced plans outstanding as of December 31, 2004. All shares repurchased as discussed in the table above were repurchased pursuant to the Company’s publicly announced repurchase plan.

ITEM 6. SELECTED FINANCIAL DATA.

     Information required by this item is set forth under the heading “Selected Financial Data” on Page 13 of the Company’s Annual Report to Shareholders for the year ended December 31, 2004, and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information required by this item is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 15 through 20 of the Company’s Annual Report to Shareholders for the year ended December 31, 2004, and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information related to this item is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 15 through 20 and in Note 4 of Notes to Consolidated Financial Statements on Page 32 of the Company’s Annual Report to Shareholders for the year ended December 31, 2004, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information required by this item is set forth in the consolidated financial statements on Pages 14 and 23 through 38, in “Report of Independent Registered Public Accounting Firm on the Financial Statements ” on

Page 22 and under the heading “Quarterly Results of Operations” on Page 20 of the Company’s Annual Report to Shareholders for the year ended December 31, 2004, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s conclusion on the effectiveness of disclosure controls and procedures

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

Management’s report on internal control over financial reporting

Information required by this item is set forth under the heading “Management’s Report on Internal Control over Financial Reporting“ on Page 21 of the Company’s Annual Report to Shareholders for the year ended December 31, 2004, and is incorporated herein by reference.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included on Page 22 of the Company’s Annual Report to Shareholders for the year ended December 31, 2004, and is incorporated herein by reference.

Other control matters

     There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item is set forth under the headings “Nominees for Director” and “Members of the Board of Directors Continuing in Office” on Pages 6 and 4, under the heading “Corporate Governance - Code of Conduct and Ethics” on Page 6, under the heading “Corporate Governance - Board Committees” on Pages 7 and 8, and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on Page 24 of the definitive proxy statement for the Company’s Annual Meeting to be held on April 18, 2005, and is incorporated herein by reference. Certain information required by this Item is included in and incorporated by reference to Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this item is set forth under the heading “Corporate Governance – Compensation of Directors” on Page 8, “Executive Compensation and Other Benefits” on Pages 12 through 16, “Compensation, Nominating and Governance Committee Interlocks and Insider Participation” on Page 18 and “Change of Control and Employment Termination Arrangements” on Pages 18 and 19 of the definitive proxy statement for the Company’s Annual Meeting to be held on April 18, 2005, and is incorporated herein by reference. In no event shall the information contained in the definitive proxy statement for the Company’s 2005 Annual Meeting on Pages 16 through 18 under the heading “Compensation, Nominating and Governance Committee Report on Executive Compensation”; on Pages 20 and 21 under the heading “Performance Graph”; or on Pages 22 and 23 under the heading “Audit Committee Report” be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is set forth under the headings “Common Stock Ownership of Certain Beneficial Owners” and “Common Stock Ownership of Directors and Executive Officers” on Pages 9 through 12 of the definitive proxy statement for the Company’s Annual Meeting to be held on April 18, 2005, and is incorporated herein by reference.

Equity Compensation Plan Information

         The following table gives information as of December 31, 2004 about the common stock that may be issued under all of the Company’s existing equity compensation plans.

	(a)
	Number of
	Securities to		(c)
	be Issued Upon		Number of Securities
	Exercise	(b)	Remaining Available for
	of Outstanding	Weighted Average	Future Issuance Under
	Options,	Exercise Price of	Equity Compensation
	Warrants and Rights	Outstanding Options,	Plans (Excluding Securities
Plan Category	(1)	Warrants and Rights	Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders:	1,006,625 (2)	$31.57	-0-
	4,751,895 (3)	$30.50	2,689,134 (5)

Equity Compensation Plans Not Approved by Stockholders:	30,296 (4)	n/a	960,284

Total	5,788,816	—	3,649,418

(1)	This table does not include information for the EIS, Inc. 1993 Equity Incentive Plan assumed by the Company in connection with the acquisition of EIS, Inc. in 1998. As of December 31, 2004, a total of 12,393 shares of the Company’s common stock were issuable upon exercise of outstanding options under that assumed plan. The weighted average exercise price of those outstanding options is $18.47 per share. No additional options may be granted under the EIS, Inc. 1993 Equity Incentive Plan.

(2)	Genuine Parts Company 1992 Stock Option and Incentive Plan, as amended

(3)	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended

(4)	Genuine Parts Company Director’s Deferred Compensation Plan, as amended

(5)	Includes up to 900,000 shares that may be granted as awards of restricted stock or unrestricted stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Information required by this item is set forth under the heading “Proposal 2. Ratification of Selection of Auditors” on Pages 21 and 22 of the definitive proxy statement for the Company’s Annual Meeting to be held on April 18, 2005, and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     (a) Documents filed as part of this report

     (1) and (2) The financial statements and financial statement schedule filed as part of this report are is submitted as a separate section of this report following the Index of Financial Statements.

     (3) Exhibits. The exhibits filed as part of this report are listed in Item 15(c) below.

     (c) Exhibits. The following exhibits are filed as part of this report:

Exhibit 3.1	Restated Articles of Incorporation of the Company, dated November 15, 2004. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated November 16, 2004.)

Exhibit 3.2	By-laws of the Company, as amended February 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 12, 2001.)

Exhibit 4.2	Specimen Common Stock Certificate. (Incorporated herein by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-63874.)

Exhibit 4.3	Note Purchase Agreement, dated November 30, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

Exhibit 10.1 *	Form of Amendment to Deferred Compensation Agreement, adopted February 13, 1989, between the Company and certain executive officers of the Company. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 15, 1989.)

Exhibit 10.2 *	Form of Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company providing for a supplemental employee benefit upon a change in control of the Company. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 15, 1989.)

Exhibit 10.3 *	1992 Stock Option and Incentive Plan, effective April 20, 1992. (Incorporated herein by reference from the Company’s Annual Meeting Proxy Statement, dated March 6, 1992.)

Exhibit 10.4 *	Restricted Stock Agreement dated March 31, 1994, between the Company and Larry L. Prince. (Incorporated herein by reference from the Company’s Form 10-Q, dated May 6, 1994.)

Exhibit 10.5 *	Restricted Stock Agreement dated March 31, 1994, between the Company and Thomas C. Gallagher. (Incorporated herein by reference from the Company’s Form 10-Q, dated May 6, 1994.)

Exhibit 10.6 *	The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

Exhibit 10.7*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996.

Exhibit 10.8 *	Genuine Parts Company Death Benefit Plan, effective July 15, 1997. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)

Exhibit 10.9 *	Restricted Stock Agreement dated February 25, 1999, between the Company and Larry L. Prince. (Incorporated herein by reference from the Company’s Form 10-Q, dated May 3, 1999.)

Exhibit 10.10 *	Restricted Stock Agreement dated February 25, 1999, between the Company and Thomas C. Gallagher. (Incorporated herein by reference from the Company’s Form 10-Q, dated May 3, 1999.)

Exhibit 10.11 *	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.12 *	Amendment No. 2 to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.13*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.14 *	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.15*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.16*	Trust Agreement Executed in Conjunction with the Genuine Parts Company Supplemental Retirement Plan, dated July 1, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.17*	Amendment No. 1 to the Trust Agreement Executed in Conjunction with the Genuine Parts Company Non-Qualified Deferred Compensation Plans, dated December 5, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.18*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 21 , 2003.)

Exhibit 10.19*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated November 19, 2001, effective November 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 21 , 2003.)

Exhibit 10.20*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated effective January 1, 2003, and executed October 22, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.21*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, dated October 27, 2003, effective January 1, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.22*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.23*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.24 *	Genuine Parts Company 2004 Annual Incentive Bonus Plan, effective January 1, 2004.

Exhibit 10.25*	Description of Director Compensation

Exhibit 10.26*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement

Exhibit 10.27*	Genuine Parts Company Stock Appreciation Rights Agreement

Exhibit 10.28*	Genuine Parts Company Restricted Stock Unit Award Agreement

*	Indicates management contracts and compensatory plans and arrangements.

Exhibit 13	The following sections and pages of the Company’s Annual Report to Shareholders for the year ended December 31, 2004:

- Selected Financial Data on Page 13

- Market and Dividend Information on Page 13

- Management’s Discussion and Analysis of Financial Condition on Pages 15-20

- Quarterly Results of Operations on Page 20

- Segment Data on Page 14

- Management’s Report on Internal Control over Financial Reporting on Page 21

- Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on Page 22

- Report of Independent Registered Public Accounting Firm on the Financial Statements on Page 22

- Consolidated Financial Statements and Notes to Consolidated Financial Statements on Pages 23-38

Exhibit 21	Subsidiaries of the Company

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification signed by Chief Executive Officer pursuant to SEC Rule 13a-14(a).

Exhibit 31.2	Certification signed by Chief Financial Officer pursuant to SEC Rule 13a-14(a).

Exhibit 32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(d) Financial Statement Schedules. See the response to Item 15(a)(2) above.

SIGNATURES.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUINE PARTS COMPANY

/s/ Thomas C. Gallagher	3/7/05	/s/ Jerry W. Nix	3/7/05

Thomas C. Gallagher	(Date)	Jerry W. Nix	(Date)
Chairman, President and Chief Executive Officer		Executive Vice President - Finance and
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Mary B. Bullock	2/21/05	/s/ Richard W. Courts II	2/21/05

Dr. Mary B. Bullock	(Date)	Richard W. Courts II	(Date)
Director		Director

/s/ Jean Douville	2/21/05	/s/ Thomas C. Gallagher	2/21/05

Jean Douville	(Date)	Thomas C. Gallagher	(Date)
Director		Director

/s/ John D. Johns	2/21/05	/s/ Michael M. E. Johns	2/21/05

John D. Johns	(Date)	Michael M. E. Johns	(Date)
Director		Director

/s/ J. Hicks Lanier	2/21/05	/s/ Wendy B. Needham	2/21/05

J. Hicks Lanier	(Date)	Wendy B. Needham	(Date)
Director		Director

/s/ Larry L. Prince	2/21/05	/s/ Lawrence G. Steiner	2/21/05

Larry L. Prince	(Date)	Lawrence G. Steiner	(Date)
Director		Director

/s/ James B. Williams	2/21/05

James B. Williams	(Date)
Director

Annual Report on Form 10-K

Item 15(a)(1) and (2), (c) and (d)

Index of Financial Statements and Financial Statement Schedules

Certain Exhibits

Year Ended December 31, 2004

Genuine Parts Company

Atlanta, Georgia

Form 10-K - Item 15(a)(1) and (2)

Genuine Parts Company and Subsidiaries

Index of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Genuine Parts Company and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2004, are incorporated by reference in Item 8:

          Consolidated balance sheets - December 31, 2004 and 2003

          Consolidated statements of income - Years ended December 31, 2004, 2003 and 2002

          Consolidated statements of shareholders’ equity – Years ended December 31, 2004, 2003 and 2002

          Consolidated statements of cash flows - Years ended December 31, 2004, 2003 and 2002

          Notes to consolidated financial statements - December 31, 2004

The following consolidated financial statement schedule of Genuine Parts Company and subsidiaries is filed pursuant to Item 15(d):

          Schedule II – Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

ANNUAL REPORT ON FORM 10-K

Item 15(c)

INDEX OF EXHIBITS

The following Exhibits are filed as a part of this Report:

10.7*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996.

10.24*	Genuine Parts Company 2004 Annual Incentive Bonus Plan, effective January 1, 2004

10.25*	Description of Director Compensation

10.26*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement

10.27*	Genuine Parts Company Stock Appreciation Rights Agreement

10.28*	Genuine Parts Company Restricted Stock Unit Award Agreement

13	The following Sections and Pages of Annual Report to Shareholders for 2004:

-	Selected Financial Data on Page 13

-	Market and Dividend Information on Page 13

-	Management’s Discussion and Analysis of Financial Condition on Pages 15-20

-	Quarterly Results of Operations on Page 20

-	Segment Data on Page 14

-	Management’s Report on Internal Control on Financial Reporting on Page 21

-	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on Page 22

-	Report of Independent Registered Public Accounting Firm on the Financial Statements on Page 22

-	Consolidated Financial Statements and Notes to Consolidated Financial Statements on Pages 23-38

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

The following Exhibits are incorporated by reference as set forth in Item 15 of this Form 10-K:

-	3.1 Restated Articles of Incorporation of the Company, dated November 15, 2004.

-	3.2 By-laws of the Company, as amended February 19, 2001.

-	4.2 Specimen Common Stock Certificate.

-	4.3 Note Purchase Agreement dated November 30, 2001.

Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

- 10.1*	Form of Amendment to Deferred Compensation Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company.

- 10.2*	Form of Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company providing for a supplemental employee benefit upon a change in control of the Company.

- 10.3*	1992 Stock Option and Incentive Plan, effective April 20, 1992.

- 10.4*	Restricted Stock Agreement dated March 31, 1994, between the Company and Larry L. Prince.

- 10.5*	Restricted Stock Agreement dated March 31, 1994, between the Company and Thomas C. Gallagher.

- 10.6*	The Genuine Parts Company Restated Tax-Deferred Savings Plan, effective January 1, 1993.

- 10.8*	Genuine Parts Company Death Benefit Plan, effective July 15, 1997.

- 10.9*	Restricted Stock Agreement dated February 25, 1999, between the Company and Larry L. Prince.

- 10.10*	Restricted Stock Agreement dated February 25, 1999, between the Company and Thomas C. Gallagher.

- 10.11*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated April 19, 1999, effective April 19, 1999.

- 10.12*	Amendment to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999.

- 10.13*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996.

- 10.14*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999.

- 10.15*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001.

- 10.16*	Trust Agreement Executed in Conjunction with the Genuine Parts Company Supplemental Retirement Plan, dated July 1, 2001, effective July 1, 2001.

- 10.17*	Amendment No. 1 to the Trust Agreement Executed in Conjunction with the Genuine Parts Company Non-Qualified Deferred Compensation Plans, dated December 5, 2001, effective July 1, 2001.

- 10.18*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001.

- 10.19*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated November 19, 2001, effective November 19, 2001.

- 10.20*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated effective January 1, 2003, and executed October 22, 2003.

- 10.21*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, dated October 27, 2003, effective January 1, 2003.

- 10.22*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003.

- 10.23*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003.

* Indicates management contracts and compensatory plans and arrangements.

Annual Report on Form 10-K
Item 15(d)
Financial Statement Schedule II - Valuation and Qualifying Accounts
Genuine Parts Company and Subsidiaries

	Balance at	Charged		Balance at
	Beginning	to Costs		End
	of Period	and Expenses	Deductions	of Period
Year ended December 31, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$9,264,269	$20,856,135	$(21,892,433)[1]	$8,227,971
Reserve for facility consolidations	$17,900,000	—	$ (9,900,000)[2]	$8,000,000

Year ended December 31, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$8,227,971	$23,783,043	$(23,459,723)[1]	$8,551,291
Reserve for facility consolidations	$8,000,000	—	$ (4,700,000)[2]	$3,300,000

Year ended December 31, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$8,551,291	$20,697,493	$(16,455,978)[1]	$12,792,806
Reserve for facility consolidations	$3,300,000	—	$ (1,000,000)[2]	$2,300,000

1	Uncollectible accounts written off, net of recoveries.

2	Facility consolidation expenses paid.