Form 10-Q
period 2005-03-31
GENUINE PARTS CO
filed 2005-04-27
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005	Commission File Number 1-5690

GENUINE PARTS COMPANY

(Exact name of registrant as specified in its charter)

GEORGIA	58-0254510

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA	30339

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 953-1700

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2005.

174,450,331
(Shares of Common Stock)

PART 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
		(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$157,817	$134,940
Trade accounts receivable, less allowance for doubtful accounts (2005 - $16,721; 2004 - $12,793)	1,195,034	1,123,900
Merchandise inventories – at lower of cost (substantially last-in, first-out method) or market	2,149,814	2,198,957
Prepaid expenses and other current assets	186,837	175,687

TOTAL CURRENT ASSETS	3,689,502	3,633,484
Goodwill and other intangible assets, less accumulated amortization	57,583	57,672
Other assets	404,300	384,703
Total property, plant and equipment, less allowance for depreciation (2005 - $526,444; 2004 - $522,227)	379,587	379,388

TOTAL ASSETS	$4,530,972	$4,455,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$878,640	$856,653
Current portion of long-term debt and other borrowings	897	968
Income taxes payable	98,994	42,932
Dividends payable	54,630	52,495
Other current liabilities	147,165	179,667

TOTAL CURRENT LIABILITIES	1,180,326	1,132,715
Long-term debt	500,000	500,000
Other long-term liabilities	112,305	110,078
Deferred income taxes	116,689	115,683
Minority interests in subsidiaries	53,052	52,394
SHAREHOLDERS’ EQUITY
Stated capital:
Preferred Stock, par value — $1 per share
Authorized – 10,000,000 shares – None issued	-0-	-0-
Common Stock, par value — $1 per share
Authorized – 450,000,000 shares
Issued – 2005 – 174,450,331; 2004 – 174,964,884	174,450	174,965
Accumulated other comprehensive income	24,503	26,478
Additional paid-in capital	31,316	56,571
Retained earnings	2,338,331	2,286,363

TOTAL SHAREHOLDERS’ EQUITY	2,568,600	2,544,377

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,530,972	$4,455,247

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
	(in thousands, except per share data)
Net sales	$2,342,201	$2,196,991
Cost of goods sold	1,605,721	1,510,080

Gross margin	736,480	686,911
Selling, administrative & other expenses	564,270	524,514

Income before income taxes	172,210	162,397
Income taxes	65,612	62,198

Net income	$106,598	$100,199

Basic net income per common share	$.61	$.57

Diluted net income per common share	$.61	$.57

Dividends declared per common share	$.3125	$.30

Weighted average common shares outstanding	174,772	174,320
Dilutive effect of stock options and non-vested restricted stock awards	1,264	580

Weighted average common shares outstanding – assuming dilution	176,036	174,900

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$106,598	$100,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,071	16,193
Other	2,525	2,517
Changes in operating assets and liabilities	(9,983)	(37,782)

NET CASH PROVIDED BY OPERATING ACTIVITIES	116,211	81,127
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(20,768)	(12,057)
Other	6,804	-0-

NET CASH USED IN INVESTING ACTIVITIES	(13,964)	(12,057)
FINANCING ACTIVITIES:
Payments on credit facilities, net of proceeds	(71)	(15,733)
Stock options exercised	4,162	11,119
Dividends paid	(52,495)	(51,331)
Purchase of stock	(30,966)	(430)

NET CASH USED IN FINANCING ACTIVITIES	(79,370)	(56,375)

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,877	12,695
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	134,940	15,393

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$157,817	$28,088

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company”) for the year ended December 31, 2004. Accordingly, the quarterly condensed consolidated financial statements and related disclosures should be read in conjunction with the 2004 Annual Report on Form 10-K.

The preparation of interim financial statements requires management to make estimates and assumptions for the amounts reported in the condensed consolidated financial statements. Specifically, the Company makes estimates in its interim financial statements for the accrual of bad debts, inventory adjustments and discounts and volume incentives earned. Bad debts are accrued based on a percentage of sales and discounts and volume incentives are estimated based upon cumulative and projected purchasing levels. Inventory adjustments are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment. The estimates for interim reporting may change upon final determination at year-end, and such changes may be significant.

In the opinion of management, all adjustments necessary for a fair statement of the Company’s financial results for the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results for the entire year.

Note B — Segment Information

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net sales:
Automotive	$1,168,955	$1,126,551
Industrial	686,740	608,504
Office products	410,929	386,790
Electrical/electronic materials	84,289	83,079
Other	(8,712)	(7,933)

Total net sales	$2,342,201	$2,196,991

Operating profit:
Automotive	$95,307	$93,261
Industrial	48,253	46,119
Office products	46,027	43,754
Electrical/electronic materials	3,309	3,220

Total operating profit	192,896	186,354
Interest expense	(7,947)	(9,977)
Other, net	(12,739)	(13,980)

Income before income taxes	$172,210	$162,397

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s consolidated statements of income.

Note C — Comprehensive Income

Total comprehensive income was $104,623,000 and $95,395,000 for the three months ended March 31, 2005 and 2004, respectively. The difference between total comprehensive income and net income was due to foreign currency translation adjustments and adjustments to the fair value of derivative instruments, as summarized below (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$106,598	$100,199
Other comprehensive (loss) income:
Foreign currency translation	(3,125)	(4,624)
Derivative instruments, net of taxes	1,150	(180)

Total other comprehensive (loss)	(1,975)	(4,804)

Comprehensive income	$104,623	$95,395

Note D – Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under FASB Statement No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt Statement 123(R) on January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective transition method described in FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R) on January 1, 2006. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 7 of the notes to the consolidated financial statements in the 2004 Company’s Annual Report on Form 10-K. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption as more fully disclosed in Note 7 of the notes to the consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K.

Note E – Stock Options and Restricted Stock Awards

As more fully disclosed in Note 7 of the notes to the consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K, the following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income, as reported	$106,598	$100,199
Add: Stock-based employee compensation expense related to option grants after January 1, 2003 included in reported net income, net of related tax effects	641	13
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(872)	(813)

Pro forma net income	$106,367	$99,399

Income per common share:
Basic – as reported	$.61	$.57

Basic – pro forma	$.61	$.57

Diluted – as reported	$.61	$.57

Diluted – pro forma	$.61	$.57

On January 1, 2003, the Company began prospectively accounting for all future stock compensation awards in accordance with SFAS No. 123’s fair value method.

Note F – Employee Benefit Plans

Net periodic pension cost included the following components for the three months ended March 31:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
	(in thousands)
Service cost	$10,469	$8,400	$113	$135
Interest cost	15,907	13,833	326	367
Expected return on plan assets	(21,966)	(18,952)	—	—
Amortization of prior service cost	(108)	(282)	93	93
Amortization of actuarial loss	3,868	3,256	303	280

Net periodic pension cost	$8,170	$6,255	$835	$875

Pension benefits also include amounts related to a supplemental retirement plan.

Note G – Guarantees

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46, as revised in December 2003, which requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were required to be applied no later than December 31, 2003 for entities meeting the definition of special-purpose entities, and no later than fiscal periods ending after March 15, 2004 for all other entities under consideration.

In connection with the adoption of FIN 46, in June 2003, the Company’s construction and lease guarantee facility was amended. Subject to the amendment, FIN 46 did not change the Company’s accounting for the construction and lease guarantee facility. This construction and lease guarantee facility, expiring in 2008, contains residual value guarantee provisions and other guarantees which would become due in the event of a default under the operating lease agreement or at the expiration of the operating lease agreement if the fair value of the leased properties is less than the guaranteed residual value. The maximum amount of the Company’s potential guarantee obligation at March 31, 2005 is approximately $83,880,000. The Company believes the likelihood of funding the guarantee obligation under any provision of the operating lease agreement is remote.

In addition to the construction and guarantee lease facility, the Company has relationships with entities that are required to be considered for consolidation under FIN 46. Specifically, the Company guarantees the borrowings of certain independently controlled automotive parts stores (“Independents”) and certain other affiliates in which the Company has a minority equity ownership interest (“Affiliates”). Presently, the independents are generally consolidated by an unaffiliated enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that it is not the primary beneficiary with respect to any of the independents and that the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee. At March 31, 2005, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $174,419,000. These loans generally mature over periods from one to ten years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g. accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the December 31, 2004 and March 31, 2005 consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Forward-Looking Statements

Some statements in this report constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that its forward-looking statements involve risks and uncertainties. The Company undertakes no duty to update its forward-looking statements, which reflect the Company’s beliefs, expectations, and plans as of the present. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company’s products and services, the ability to maintain favorable supplier arrangements and relationships, competitive product and pricing pressures, including internet related initiatives, the effectiveness of the Company’s promotional, marketing and advertising programs, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as the risk factors and other risks and uncertainties discussed from time to time in the Company’s filings with the Securities and Exchange Commission. Readers are cautioned that other factors not listed here could materially impact the Company’s future earnings, financial position and cash flows. You should not place undue reliance upon forward-looking statements contained herein, and should carefully read other reports that the Company will, from time to time, file with the Securities and Exchange Commission.

Overview

Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. In the first quarter of 2005, business was conducted throughout the United States, in Canada, and in Mexico from approximately 1,900 locations. We recorded consolidated net income of $107 million for the three months ended March 31, 2005, compared to consolidated net income of $100 million in the same period last year.

To grow sales and earnings, the Company has focused on the introduction of new product lines, sales to new markets and cost savings initiatives, among other things. For the three months ended March 31, 2005, we believe the market conditions remained strong in the industries we serve, and we continued to focus on our marketing plans and sales initiatives. As a result, we were able to report improved performance for the three months ended March 31, 2005.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Management believes that as of March 31, 2005, there have been no material changes to this information.

Sales

Sales for the first quarter of 2005 were $2.3 billion, an increase of 7% over the same period in 2004. We believe the sales growth was driven by our internal growth initiatives across all our businesses, as well as by favorable economic conditions.

Sales for the Automotive Parts Group for the three months ended March 31, 2005 increased 4% over the first three months ended March 31, 2004. We believe the demographics for the automotive aftermarket are positive. Motion Industries, the Industrial Products Group, increased sales by 13% compared to the first three months of 2004, and the manufacturing indices for this group remain strong. Sales for the Office Products Group for the first quarter of 2005 were increased 6% over the first quarter of 2004, and the growing economy and increased employment are positives for this group. Sales for EIS, the Electrical/Electronic Group, were up 1% for the first quarter of 2005 compared to the first quarter of 2004. This group’s revenues were impacted by the sale of a division in the electronic side of their business during the quarter.

Cost of Goods Sold/Expenses

Cost of goods sold for the first quarter of 2005 was $1.61 billion, compared to $1.51 billion for the three months ended March 31, 2004. As a percent of sales, cost of goods sold decreased from 68.73% to 68.56%. Selling, administrative and other expenses of $564.3 million increased to 24.09% of sales, compared to 23.87% for the same period of the prior year. The increase in SG&A expenses can be primarily attributed to expense increases relating to employee compensation, benefits and insurance.

Operating Profit

Operating profit as a percentage of sales was 8.2% for the three months ended March 31, 2005 compared to 8.5% for the same period of the previous year. The decrease in operating profit margin can be primarily attributed to a decrease in vendor discounts and volume incentives, as well as increases in various selling, administrative and other expenses as discussed above.

The Automotive Group’s operating profit increased 2% compared to the first quarter of 2004, and their operating profit margin of 8.2% was down slightly for the three months ended March 31, 2005 compared to the first quarter of 2004. The Industrial Group had a 5% increase in operating profit compared to the first quarter of 2004, and the operating profit margin for this group decreased to 7.0% from 7.6% for the same period of the previous year. The Office Products Group’s operating profit increased 5% compared to the first quarter of 2004, and their operating margin was 11.2% for the first quarter of 2005 compared to 11.3% for the first quarter of 2004. EIS, the Electrical /Electronic Materials Group, increased its operating profit by 3% compared to the first quarter of 2004 and its operating margin of 3.9% was unchanged compared to the first quarter of the previous year.

Income Taxes

The effective income tax rate was 38.1% for the current quarter compared to 38.3% for the same period in the previous year, due primarily to lower state income taxes.

Net Income

Net income was $107 million for the three months ended March 31, 2005, compared to a net income of $100 million in the same period last year. Earnings per common share, assuming dilution, were $.61 compared to $.57 for the first quarter last year.

Financial Condition

The major balance sheet categories at March 31, 2005 were relatively consistent with the December 31, 2004 balance sheet, with the exception of the improved cash position. Cash balances increased $22.9 million from December 31, 2004, due primarily to stronger income and better inventory management. Accounts receivable increased $71 million or 6%, and remains consistent with the Company’s overall sales increase. Inventory decreased $49.1 million or 2% compared to December 31, 2004, which reflects the Company’s planned inventory reduction initiatives. Prepaid expenses increased 6% or $11.2 million primarily due to increased volume incentive accruals compared to December 31,

2004. Other assets increased approximately $20 million or 5% from December 31, 2004, due primarily to the Company’s increased annual pension contribution. Accounts payable increased by $22 million or 3% due to the Company’s increased purchases, as well as increases in payment terms with certain vendors. The Company’s long-term debt is discussed in detail below.

Liquidity and Capital Resources

The current portion of the Company’s total debt decreased slightly from December 31, 2004 to March 31, 2005. Long-term debt remained unchanged at $500 million for the three months ended March 31, 2005, compared to December 31, 2004.

The Company manages its exposure to changes in short-term interest rates, particularly to reduce the impact on its lease obligations, by entering into interest rate swap agreements. At March 31, 2005, the Company had a fixed interest rate payment swap agreement with a notional amount of $50 million with a maturity date of 2008. The interest rate swap had a fair value of approximately $4.1 million and $5.6 million as of March 31, 2005 and December 31, 2004, respectively. The decrease in fair value since December 31, 2004 is primarily due to normal settlement of monthly payments due on the swap during the three months ended March 31, 2005. At March 31, 2005, approximately $500 million of the Company’s total borrowings, which mature in approximately three and six years, are at fixed rates of interest.

The ratio of current assets to current liabilities was 3.1 to 1 and the Company’s cash position was good. The Company believes existing lines of credit and cash generated from operations will be sufficient to fund future operations.

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

Item 3.

Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided elsewhere herein and under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in market risk from the information provided under Item 7A in the Company’s Annual Report on Form10-K for the year ended December 31, 2004.

Item 4.

Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.

There have been no significant changes in the Company’s internal control over financial reporting or in other factors during or subsequent to the end of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	Per Share	Programs	Plans or Programs
January 1, 2005 through January 31, 2005	348,900	$42.25	348,900	5,691,543
February 1, 2005 through February 28, 2005	423	$44.50	423	5,691,120
March 1, 2005 through March 31, 2005	382,403	$42.28	382,403	5,308,717

Totals	731,726	$42.27	731,726	5,308,717

On April 19, 1999, the Board of Directors authorized the repurchase of 15 million shares, and such repurchase plan was announced April 20, 1999. The authorization for this repurchase plan continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. There were no other publicly announced share repurchase plans outstanding as of March 31, 2005.

Item 6. Exhibits

     (a) The following exhibits are filed as part of this report:

Exhibit 3.1	Restated Articles of Incorporation of the Company dated November 15, 2004 (incorporated herein by reference from the Company’s Current Report on Form 8-K, dated November 16, 2004).

Exhibit 3.2	Bylaws of the Company, as amended (incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 12, 2001).

Exhibit 31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

Exhibit 31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)
Date April 27, 2005	/s/ Jerry Nix
Jerry W. Nix
Executive Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)