Form 10-Q
period 2005-06-30
GENUINE PARTS CO
filed 2005-07-28
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005	Commission File Number 1-5690
GENUINE PARTS COMPANY
(Exact name of registrant as specified in its charter)

GEORGIA	58-0254510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA	30339
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 953-1700

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
Yes ☑                No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2005.
174,060,980
(Shares of Common Stock)

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$260,538	$134,940
Trade accounts receivable, less allowance for doubtful accounts (2005 - $21,328; 2004 - $12,793)	1,225,674	1,123,900
Merchandise inventories — at lower of cost (substantially last-in, first-out method) or market	2,125,366	2,198,957
Prepaid expenses and other current assets	152,571	175,687

TOTAL CURRENT ASSETS	3,764,149	3,633,484
Goodwill and other intangible assets, less accumulated amortization	62,615	57,672
Other assets	403,335	384,703
Total property, plant and equipment, less allowance for depreciation (2005 - $531,660; 2004 - $522,227)	380,692	379,388

TOTAL ASSETS	$4,610,791	$4,455,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$974,846	$856,653
Current portion of long-term debt and other borrowings	929	968
Income taxes payable	43,606	42,932
Dividends payable	54,450	52,495
Other current liabilities	154,522	179,667

TOTAL CURRENT LIABILITIES	1,228,353	1,132,715
Long-term debt	500,000	500,000
Other long-term liabilities	110,954	110,078
Deferred income taxes	116,809	115,683
Minority interests in subsidiaries	55,243	52,394
SHAREHOLDERS’ EQUITY
Stated capital:
Preferred Stock, par value — $1 per share
Authorized - 10,000,000 shares — None issued	-0-	-0-
Common Stock, par value — $1 per share
Authorized - 450,000,000 shares Issued - 2005 - 174,060,980; 2004 - 174,964,884	174,061	174,965
Accumulated other comprehensive income	20,415	26,478
Additional paid-in capital	10,107	56,571
Retained earnings	2,394,849	2,286,363

TOTAL SHAREHOLDERS’ EQUITY	2,599,432	2,544,377

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,610,791	$4,455,247

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
	(in thousands, except per share data)
Net sales	$2,475,657	$2,297,686	$4,817,858	$4,494,677
Cost of goods sold	1,714,400	1,604,621	3,320,121	3,114,701

Gross margin	761,257	693,065	1,497,737	1,379,976
Selling, administrative & other expenses	581,419	529,132	1,145,689	1,053,646

Income before income taxes	179,838	163,933	352,048	326,330
Income taxes	68,871	62,787	134,483	124,985

Net income	$110,967	$101,146	$217,565	$201,345

Basic net income per common share	$.64	$.58	$1.25	$1.15

Diluted net income per common share	$.63	$.58	$1.24	$1.15

Dividends declared per common share	$.3125	$.30	$.625	$.60

Weighted average common shares outstanding	174,270	174,829	174,519	174,575

Dilutive effect of stock options and non- vested restricted stock awards	962	815	971	694

Weighted average common shares outstanding — assuming dilution	175,232	175,644	175,490	175,269

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
	Ended June 30,
	2005	2004
	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$217,565	$201,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,260	33,191
Other	2,188	1,656
Changes in operating assets and liabilities	63,214	1,483

NET CASH PROVIDED BY OPERATING ACTIVITIES	317,227	237,675

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(40,324)	(25,571)
Other	6,271	-0-

NET CASH USED IN INVESTING ACTIVITIES	(34,053)	(25,571)

FINANCING ACTIVITIES:
Payments on credit facilities, net of proceeds	(37)	(21,900)
Stock options exercised	11,569	28,918
Dividends paid	(107,125)	(103,667)
Purchase of stock	(61,983)	(3,116)

NET CASH USED IN FINANCING ACTIVITIES	(157,576)	(99,765)

NET INCREASE IN CASH AND CASH EQUIVALENTS	125,598	112,339

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	134,940	15,393

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$260,538	$127,732

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
The preparation of interim financial statements requires management to make estimates and assumptions for the amounts reported in the condensed consolidated financial statements. Specifically, the Company makes estimates in its interim financial statements for the accrual of bad debts, inventory adjustments and discounts and volume incentives earned. Bad debts are accrued based on a percentage of sales, and discounts and volume incentives are estimated based upon cumulative and projected purchasing levels. Inventory adjustments are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment. The estimates for interim reporting may change upon final determination at year-end, and such changes may be significant.
In the opinion of management, all adjustments necessary for a fair statement of the Company’s financial results for the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of results for the entire year.
Note B — Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net sales:
Automotive	$1,294,783	$1,218,695	$2,463,738	$2,345,246
Industrial	702,591	629,402	1,389,331	1,237,906
Office products	401,593	372,354	812,522	759,144
Electrical/electronic materials	83,748	85,827	168,037	168,906
Other	(7,058)	(8,592)	(15,770)	(16,525)

Total net sales	$2,475,657	$2,297,686	$4,817,858	$4,494,677

Operating profit:
Automotive	$110,780	$109,492	$206,087	$202,753
Industrial	50,355	38,179	98,608	84,298
Office products	35,611	32,694	81,638	76,448
Electrical/electronic materials	4,713	4,300	8,022	7,520

Total operating profit	201,459	184,665	394,355	371,019
Interest expense	(7,263)	(9,870)	(15,210)	(19,847)
Other, net	(14,358)	(10,862)	(27,097)	(24,842)

Income before income taxes	$179,838	$163,933	$352,048	$326,330

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s consolidated statements of income.
Note C — Comprehensive Income
Total comprehensive income was $211,502,000 and $192,555,000 for the six months ended June 30, 2005 and 2004, respectively. The difference between total comprehensive income and net income was due to foreign currency translation adjustments and adjustments to the fair value of derivative instruments, as summarized below:

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Net income	$217,565	$201,345
Other comprehensive (loss) income:
Foreign currency translation	(7,448)	(10,879)
Derivative instruments, net of taxes	1,385	2,089

Total other comprehensive (loss)	(6,063)	(8,790)

Total comprehensive income	$211,502	$192,555

Total comprehensive income for the three months ended June 30, 2005 and 2004 totaled $106,879,000 and $97,160,000, respectively.
Note D — Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under FASB Statement No. 109, Accounting for Income Taxes (“Statement No. 109”), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.
On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt Statement 123(R) on January 1, 2006.
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
The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective transition method described in FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R) on January 1, 2006. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 7 of the notes to the consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption as more fully disclosed in Note 7 of the notes to the consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K.
Note E — Stock Options and Restricted Stock Awards
As more fully disclosed in Note 7 of the notes to the consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K, the following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in thousands, except per share amounts)
Net income, as reported	$110,967	$101,146	$217,565	$201,345

Add: Stock-based employee compensation expense related to option grants after January 1, 2003 included in reported net income, net of related tax effects	1,242	569	1,883	582
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,906)	(1,329)	(3,419)	(2,155)

Pro forma net income	$110,303	$100,386	$216,029	$199,772

Income per common share:

Basic — as reported	$.64	$.58	$1.25	$1.15

Basic — pro forma	$.63	$.57	$1.24	$1.14

Diluted — as reported	$.63	$.58	$1.24	$1.15

Diluted — pro forma	$.63	$.57	$1.23	$1.14

On January 1, 2003, the Company began prospectively accounting for all future stock compensation awards in accordance with Statement 123’s fair value method.

Note F — Employee Benefit Plans
Net periodic pension cost included the following components for the three months ended June 30:

			Other Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
	(in thousands)
Service cost	$10,469	$8,400	$113	$135
Interest cost	15,907	13,833	326	367
Expected return on plan assets	(21,966)	(18,966)	—	—
Amortization of prior service cost	(107)	(282)	93	93
Amortization of actuarial loss	3,868	3,207	303	280

Net periodic pension cost	$8,171	$6,192	$835	$875

Net periodic pension cost included the following components for the six months ended June 30:

			Other Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
	(in thousands)
Service cost	$20,939	$16,800	$226	$270
Interest cost	31,814	27,666	652	734
Expected return on plan assets	(43,933)	(37,918)	—	—
Amortization of prior service cost	(215)	(564)	186	186
Amortization of actuarial loss	7,736	6,463	606	560

Net periodic pension cost	$16,341	$12,447	$1,670	$1,750

Pension benefits also include amounts related to a supplemental retirement plan.
Note G — Guarantees
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
In connection with the adoption of FIN 46, in June 2003, the Company’s construction and lease guarantee facility was amended. Subject to the amendment, FIN 46 did not change the Company’s accounting for the construction and lease guarantee facility. This construction and lease guarantee facility, expiring in 2008, contains residual value guarantee provisions and other guarantees which would become due in the event of a default under the operating lease agreement or at the expiration of the operating lease agreement if the fair value of the leased properties is less than the guaranteed residual value. The maximum amount of the Company’s potential guarantee obligation at June 30, 2005 is approximately $83,880,000. The Company believes the likelihood of funding the guarantee obligation under any provision of the operating lease agreement is remote.

In addition to the construction and guarantee lease facility, the Company has relationships with entities that are required to be considered for consolidation under FIN 46. Specifically, the Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a minority equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by an unaffiliated enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that it is not the primary beneficiary with respect to any of the independents and that the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee. At June 30, 2005, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $177,270,000. These loans generally mature over periods from one to ten years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g. accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.
Forward-Looking Statements
Some statements in this report constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that its forward-looking statements involve risks and uncertainties. The Company undertakes no duty to update its forward-looking statements, which reflect the Company’s beliefs, expectations, and plans as of the present. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company’s products and services, the ability to maintain favorable supplier arrangements and relationships, competitive product and pricing pressures, including internet related initiatives, the effectiveness of the Company’s promotional, marketing and advertising programs, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as the risks and uncertainties discussed in Item 1, Business under the caption “Risk Factors” in the Company’s 2004 Annual Report on Form 10-K and from time to time in other Company filings with the Securities and Exchange Commission. Readers are cautioned that other factors not listed here could materially impact the Company’s future earnings, financial position and cash flows. You should not place undue reliance upon forward-looking statements contained herein, and should carefully read the 2004 Annual Report on Form 10-K and other reports that the Company has filed and will, from time to time, file with the Securities and Exchange Commission.
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. In the second quarter and first six months of 2005, business was conducted throughout the United States, Canada, and Mexico from approximately 1,900 locations.
We recorded consolidated net income of $111 million for the three months ended June 30, 2005, compared to consolidated net income of $101 million in the same period last year, an increase of 10%. For the six months ended June 30, 2005, we recorded consolidated net income of $218 million, an increase of 8% compared to $201 million for the same period in 2004.
To grow sales and earnings, the Company has focused on the introduction of new product lines, sales to new markets and gross margin and cost savings and other initiatives. For the three and six month periods ended June 30, 2005, we believe the market conditions remained strong in the industries we serve, and we continued to focus on our marketing plans and sales initiatives. As a result, we were able to report improved performance for these periods in 2005.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Management believes that as of June 30, 2005, there have been no material changes to this information.
Sales
Sales for the second quarter of 2005 were $2.5 billion, an increase of 8% over the same period in 2004. For the six months ended June 30, 2005, sales were $4.8 billion compared to $4.5 billion for the same period last year, an increase of 7%. We believe the sales growth was driven by our internal growth initiatives across all our businesses, as well as by continued favorable economic conditions.
Sales for the Automotive Parts Group increased 6% in the second quarter of 2005, and for the six months ended June 30, 2005 sales increased 5% compared to the same period last year. We believe the demographics for the automotive aftermarket are positive. Motion Industries, the Industrial Products Group, increased sales by 12% in 2005 compared to the second quarter and first six months of 2004. The manufacturing indices for this group remain strong. Sales for the Office Products Group for the second quarter of 2005 increased 8% over the second quarter of 2004, and for the six months ended June 30, 2005 sales increased 7% compared to the same period in 2004. The growing economy and increased employment are positives for this group. Sales for EIS, the Electrical/Electronic Group, were down 2% for the second quarter of 2005 compared to the second quarter of 2004 and unchanged in 2005 compared to the six months ended June 30, 2004. This group’s revenues were impacted by the sale of a division in the electronic side of its business during the first quarter of 2005.
Cost of Goods Sold/Expenses
Cost of goods sold for the second quarter of 2005 was $1.71 billion, compared to $1.60 billion for the second quarter of 2004. As a percent of sales, cost of goods sold decreased from 69.84% to 69.25% for the three months ended June 30, 2005. For the six months ended June 30, 2005, cost of goods sold was $3.32 billion compared to $3.11 billion last year and as a percent of sales decreased from 69.30% to 68.91%. The decreases in cost of goods sold as a percent of sales for the three and six month periods ended June 30, 2005 reflect the impact of our initiatives to improve gross margins.
Selling, administrative and other expenses of $581.4 million increased to 23.49% of sales for the second quarter of 2005, compared to 23.03% for the same period of the prior year. For the six months ended June

30, 2005, these expenses totaled $1.15 billion and increased to 23.78% of sales compared to 23.44% for the same period in 2004. The increase in these expenses can be primarily attributed to expense increases relating to employee compensation, benefits and insurance.
Operating Profit
Operating profit as a percentage of sales was 8.1% for the three months ended June 30, 2005 compared to 8.0% for the same period of the previous year. For the six months ended June 30, 2005, operating profit as a percentage of sales was 8.2% compared to 8.3% for the same period of the previous year. The slight decrease in operating profit margin for the six months ended June 30, 2005 can be primarily attributed to the decrease in operating profit margin in the Automotive Group, as well as overall increases in various selling, administrative and other expenses as discussed above.
The Automotive Group’s operating profit increased 1% in the second quarter of 2005, and its operating profit margin of 8.6% was down slightly for the three months ended June 30, 2005 compared to the second quarter of 2004. For the six months ended June 30, 2005, the group’s operating profit increased 2% and its operating profit margin decreased slightly to 8.4% from 8.6% for the same period last year. The Industrial Group had a 32% increase in operating profit in the second quarter of 2005, and the operating profit margin for this group increased to 7.2% from 6.1% for the same period of the previous year. Operating profit increased 17% for the six months ended June 30, 2005 compared to 2004 and its operating profit margin was up from 6.8% for the same period last year to 7.1% in 2005. For the three month period ended June 30, 2005, the Office Products Group’s operating profit increased 9% and operating profit margin increased slightly to 8.9%, and its operating profit margin was 10.0% for the six months ended June 30, 2005, which was down from 10.1% in the same period in the previous year. EIS, the Electrical /Electronic Materials Group, increased its operating profit for the second quarter by 10% to $4.7 million from $4.3 million in the second quarter of 2004 and its operating margin to 5.6% compared to 5.0% in the second quarter of the previous year. For the six months ended June 30, 2005, the group increased its operating profit by 7% to $8.0 million from $7.5 million for the same period last year, and its operating profit margin improved to 4.8% from 4.5% as compared to the six months ended June 30, 2004.
Income Taxes
The effective income tax rate was 38.3% for the three months ended June 30, 2005, which is unchanged compared to the same period in 2004. The effective income tax rate for the six months ended June 30, 2005 was 38.2% compared to 38.3% for the same period in 2004. The lower cumulative rate in 2005 is due primarily to lower state income taxes.
Net Income
Net income was $111.0 million, an increase of 10%, compared to $101.1 million for the second quarter of 2004. On a per share diluted basis, net income was 63 cents, up 9% compared to 58 cents for the second quarter last year. Net income for the six months was $217.6 million, an increase of 8% over $201.3 million recorded in the previous year. Earnings per share on a diluted basis were $1.24, up 8% compared to $1.15 for the same six month period last year.
Financial Condition
The major balance sheet categories at June 30, 2005 were relatively consistent with the December 31, 2004 balance sheet categories, with the exception of the improved cash position. Cash balances increased $125.6 million from December 31, 2004, due primarily to stronger income and better working capital management. Accounts receivable increased $101.8 million or 9%, relatively consistent with the Company’s overall sales increase. Inventory decreased $73.6 million or 3% compared to December 31, 2004, which reflects the Company’s planned inventory reduction initiatives. Prepaid expenses and other current assets decreased 13% or $23.1 million primarily due to collected volume incentives compared to December 31, 2004. Other assets increased $18.6 million or 5% from December 31, 2004, due primarily to the Company’s increased annual pension contribution. Accounts payable increased by $118.2 million or 14% due to the Company’s increased purchases, as well as improved payment terms with certain vendors. Accrued expenses decreased by $25.1 million from December 31, 2004, as certain compensation accruals are higher at year-end. The Company’s long-term debt is discussed in detail below.

Liquidity and Capital Resources
The current portion of the Company’s total debt remained consistent with the December 31, 2004 balance sheet. Long-term debt remained unchanged at $500 million as of June 30, 2005, compared to December 31, 2004.
The Company manages its exposure to changes in short-term interest rates, particularly to reduce the impact on its lease obligations, by entering into interest rate swap agreements. At June 30, 2005, the Company had a fixed interest rate payment swap agreement with a notional amount of $50 million with a maturity date of 2008. The interest rate swap had a fair value of approximately $4.1 million and $5.6 million as of June 30, 2005 and December 31, 2004, respectively. The decrease in fair value since December 31, 2004 is primarily due to normal settlement of monthly payments due on the swap during the six months ended June 30, 2005. At June 30, 2005, approximately $500 million of the Company’s total borrowings, which mature in approximately three and six years, are at fixed rates of interest.
The ratio of current assets to current liabilities was 3.1 to 1 at June 30, 2005. The Company believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
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
There have been no changes in the Company’s internal control over financial reporting or in other factors during or subsequent to the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares That May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	Per Share	Programs	Plans or Programs

April 1, 2005 through April 30, 2005	104,087	$42.50	104,087	5,204,630

May 1, 2005 through May 31, 2005	268,600	$42.36	268,600	4,936,030

June 1, 2005 through June 30, 2005	361,900	$41.91	361,900	4,574,130

Totals	734,587	$42.16	734,587	4,574,130

On April 19, 1999, the Board of Directors authorized the repurchase of 15 million shares, and such repurchase plan was announced April 20, 1999. The authorization for this repurchase plan continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. There were no other share repurchase plans outstanding as of June 30, 2005.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The 2005 Annual Meeting of Shareholders of the Company was held on April 18, 2005, pursuant to notice given to shareholders of record on February 11, 2005, at which date there were 174,717,403 shares of Common Stock outstanding.

(b)	At the Annual Meeting, the shareholders elected three Class I directors with terms to expire at the 2008 Annual Meeting. As to the following named individuals, the holders of 161,270,631 shares of the Company’s Common Stock voted as follows:

Name	For	Withhold Authority
Thomas C. Gallagher	151,750,541	2,214,990
John D. Johns	133,231,170	20,734,361
Lawrence G. Steiner	151,891,944	2,073,587
The following individuals’ term of office as a director continued after the Annual Meeting:

Class II	Class III
Dr. Mary B. Bullock	Jean Douville
Richard W. Courts, II	Michael Johns
Larry L. Prince	J. Hicks Lanier
James B. Williams	Wendy B. Needham

(c)	The shareholders also ratified the selection of Ernst & Young LLP as independent auditors of the Company for 2005. The holders of 159,501,449 shares of Common Stock voted in favor of the ratification, holders of 1,412,333 shares voted against, holders of 356,849 shares abstained, and there were no broker non-votes.
Item 6. Exhibits
(a)	The following exhibits are filed as part of this report:

Exhibit 3.1	Restated Articles of Incorporation of the Company dated November 15, 2004 (incorporated herein by reference from the Company’s Current Report on Form 8-K, dated November 16, 2004).

Exhibit 3.2	Bylaws of the Company, as amended (incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 12, 2001).

Exhibit 31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

Exhibit 31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)
Date July 28, 2005	/s/ Jerry Nix
Jerry W. Nix
Executive Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)