Form 10-Q
period 2005-09-30
GENUINE PARTS CO
filed 2005-10-28
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

Commission File Number 1-5690
GENUINE PARTS COMPANY
(Exact name of registrant as specified in its charter)

GEORGIA	58-0254510

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2999 CIRCLE 75 PARKWAY, ATLANTA, GEORGIA	30339

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 953-1700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2005.
            173,521,580
(Shares of Common Stock)

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$339,505	$134,940
Trade accounts receivable, less allowance for doubtful accounts (2005 — $26,153; 2004 — $12,793)	1,227,836	1,123,900
Merchandise inventories — at lower of cost (substantially last-in, first-out method) or market	2,157,824	2,198,957
Prepaid expenses and other current assets	167,958	175,687

TOTAL CURRENT ASSETS	3,893,123	3,633,484
Goodwill and other intangible assets, less accumulated amortization	62,478	57,672
Other assets	430,400	384,703
Total property, plant and equipment, less allowance for depreciation (2005 — $539,844; 2004 — $522,227)	383,292	379,388

TOTAL ASSETS	$4,769,293	$4,455,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,041,335	$856,653
Current portion of long-term debt and other borrowings	908	968
Income taxes payable	50,994	42,932
Dividends payable	54,357	52,495
Other current liabilities	183,822	179,667

TOTAL CURRENT LIABILITIES	1,331,416	1,132,715
Long-term debt	500,000	500,000
Other long-term liabilities	109,888	110,078
Deferred income taxes	121,160	115,683
Minority interests in subsidiaries	56,362	52,394
SHAREHOLDERS’ EQUITY Stated capital:
SHAREHOLDERS’ EQUITY
Stated capital:
Preferred Stock, par value — $1 per share Authorized — 10,000,000 shares — None issued	-0-	-0-
Common Stock, par value — $1 per share Authorized — 450,000,000 shares Issued — 2005 — 173,521,580; 2004 — 174,964,884	173,522	174,965
Accumulated other comprehensive income	42,435	26,478
Additional paid-in capital	-0-	56,571
Retained earnings	2,434,510	2,286,363

TOTAL SHAREHOLDERS’ EQUITY	2,650,467	2,544,377

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,769,293	$4,455,247

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
		(unaudited)
		(in thousands, except per share data)
Net sales	$2,555,503	$2,349,283	$7,373,361	$6,843,960
Cost of goods sold	1,777,001	1,649,890	5,097,122	4,764,591

Gross margin	778,502	699,393	2,276,239	2,079,369
Selling, administrative & other expenses	598,403	541,675	1,744,092	1,595,321

Income before income taxes	180,099	157,718	532,147	484,048
Income taxes	69,223	59,825	203,706	184,810

Net income	$110,876	$97,893	$328,441	$299,238

Basic net income per common share	$.64	$.56	$1.88	$1.71

Diluted net income per common share	$.63	$.56	$1.87	$1.71

Dividends declared per common share	$.3125	$.30	$.9375	$.90

Weighted average common shares outstanding	173,929	174,792	174,320	174,648

Dilutive effect of stock options and non-vested restricted stock awards	956	1,021	968	842

Weighted average common shares outstanding — assuming dilution	174,885	175,813	175,288	175,490

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended September 30,
	2005	2004
	(unaudited)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$328,441	$299,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,429	49,775
Other	6,706	3,337
Changes in operating assets and liabilities	107,251	117,857

NET CASH PROVIDED BY OPERATING ACTIVITIES	493,827	470,207

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(59,310)	(46,550)
Other	11,428	-0-

NET CASH USED IN INVESTING ACTIVITIES	(47,882)	(46,550)

FINANCING ACTIVITIES:
Payments on credit facilities, net of proceeds	(59)	(9,559)
Stock options exercised	16,021	31,649
Dividends paid	(161,536)	(156,150)
Purchase of stock	(95,806)	(20,286)

NET CASH USED IN FINANCING ACTIVITIES	(241,380)	(154,346)

NET INCREASE IN CASH AND CASH EQUIVALENTS	204,565	269,311

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	134,940	15,393

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$339,505	$284,704

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company”) for the year ended December 31, 2004. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2004 Annual Report on Form 10-K.
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
In the opinion of management, all adjustments necessary for a fair statement of the Company’s financial results for the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of results for the entire year.
Note B — Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net sales:
Automotive	$1,329,083	$1,229,943	$3,792,821	$3,575,189
Industrial	711,201	636,693	2,100,532	1,874,599
Office products	437,799	406,101	1,250,321	1,165,245
Electrical/electronic materials	87,041	85,357	255,078	254,263
Other	(9,621)	(8,811)	(25,391)	(25,336)

Total net sales	$2,555,503	$2,349,283	$7,373,361	$6,843,960

Operating profit:
Automotive	$108,551	$101,942	$314,638	$304,695
Industrial	53,680	40,851	152,288	125,149
Office products	33,638	32,203	115,276	108,651
Electrical/electronic materials	4,694	3,780	12,716	11,300

Total operating profit	200,563	178,776	594,918	549,795
Interest expense	(8,159)	(9,307)	(23,369)	(29,154)
Other, net	(12,305)	(11,751)	(39,402)	(36,593)

Income before income taxes	$180,099	$157,718	$532,147	$484,048

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s consolidated statements of income.
Note C — Comprehensive Income
Comprehensive income was $344,398,000 and $310,489,000 for the nine months ended September 30, 2005 and 2004, respectively. The difference between comprehensive income and net income was due to foreign currency translation adjustments and adjustments to the fair value of derivative instruments, as summarized below:

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Net income	$328,441	$299,238
Other comprehensive income:
Foreign currency translation	12,667	9,191
Derivative instruments, net of taxes	3,290	2,060

Total other comprehensive income	15,957	11,251

Comprehensive income	$344,398	$310,489

Comprehensive income for the three months ended September 30, 2005 and 2004 totaled $132,896,000 and $117,934,000, respectively.
Note D — Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under FASB Statement No. 109, Accounting for Income Taxes (“Statement 109”), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.
On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt Statement 123(R) on January 1, 2006.
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
Note E — Stock Options and Restricted Stock Awards
As more fully disclosed in Note 7 of the notes to the consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K, the following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
	(in thousands, except per share amounts)
Net income, as reported	$110,876	$97,893	$328,441	$299,238

Add: Stock-based employee compensation expense related to option grants after January 1, 2003 included in reported net income, net of related tax effects	1,125	470	3,008	1,052
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,594)	(1,708)	(5,013)	(3,864)

Pro forma net income	$110,407	$96,655	$326,436	$296,426

Income per common share:

Basic — as reported	$.64	$.56	$1.88	$1.71

Basic — pro forma	$.63	$.55	$1.87	$1.70

Diluted — as reported	$.63	$.56	$1.87	$1.71

Diluted — pro forma	$.63	$.55	$1.86	$1.69

On January 1, 2003, the Company began prospectively accounting for all future stock compensation awards in accordance with Statement 123’s fair value method.

Note F — Employee Benefit Plans
Net periodic pension cost included the following components for the three months ended September 30:

			Other Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
		(in thousands)
Service cost	$10,469	$8,400	$113	$95
Interest cost	15,907	13,833	326	261
Expected return on plan assets	(21,966)	(18,966)	—	—
Amortization of prior service (income) cost	(107)	(282)	93	93
Amortization of actuarial loss	3,868	3,207	303	218

Net periodic pension cost	$8,171	$6,192	$835	$667

Net periodic pension cost included the following components for the nine months ended September 30:

			Other Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
		(in thousands)
Service cost	$31,408	$25,200	$339	$365
Interest cost	47,721	41,499	978	995
Expected return on plan assets	(65,899)	(56,884)	—	—
Amortization of prior service (income) cost	(322)	(846)	279	279
Amortization of actuarial loss	11,604	9,670	909	778

Net periodic pension cost	$24,512	$18,639	$2,505	$2,417

Pension benefits also include amounts related to a supplemental retirement plan. In the nine months ended September 30, 2005, the Company has contributed approximately $60 million into the pension plan.
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
In connection with the adoption of FIN 46, in September 2003, the Company’s construction and lease guarantee facility was amended. Subject to the amendment, FIN 46 did not change the Company’s accounting for the construction and lease guarantee facility. This construction and lease guarantee facility, expiring in 2008, contains residual value guarantee provisions and other guarantees which would become due in the event of a default under the operating lease agreement or at the expiration of the operating lease agreement if the fair value of the leased properties is less than the guaranteed residual value. The maximum amount of the Company’s potential guarantee obligation at September 30, 2005 is approximately

$83,880,000. The Company believes the likelihood of funding the guarantee obligation under any provision of the operating lease agreement is remote.
In addition to the construction and guarantee lease facility, the Company has relationships with entities that are required to be considered for consolidation under FIN 46. Specifically, the Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a minority equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by an unaffiliated enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that it is not the primary beneficiary with respect to any of the independents and that the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee. At September 30, 2005, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $175,323,000. These loans generally mature over periods from one to ten years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g. accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
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
Forward-Looking Statements
Some statements in this report constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that its forward-looking statements involve risks and uncertainties. The Company undertakes no duty to update its forward-looking statements, which reflect the Company’s beliefs, expectations, and plans as of the present. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company’s products and services, the ability to maintain favorable supplier arrangements and relationships, competitive product and pricing pressures, including internet related initiatives, the effectiveness of the Company’s promotional, marketing and advertising programs, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as the risks and uncertainties discussed in “Item 1. Business” under the caption “Risk Factors” in the Company’s 2004 Annual Report on Form 10-K and from time to time in other Company filings with the Securities and Exchange Commission. Readers are cautioned that other factors not listed here could materially impact the Company’s future earnings, financial position and cash flows. You should not place undue reliance upon forward-looking statements contained herein and should carefully read the 2004 Annual Report on Form 10-K and other reports that the Company has filed and will, from time to time, file with the Securities and Exchange Commission.
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. In the third quarter and first nine months of 2005, business was conducted throughout the United States, Canada, and Mexico from approximately 1,900 locations.
We recorded consolidated net income of $110.9 million for the three months ended September 30, 2005, compared to consolidated net income of $97.9 million in the same period last year, an increase of 13%. For the nine months ended September 30, 2005, we recorded consolidated net income of $328.4 million, an increase of 10% compared to $299.2 million for the same period in 2004.
In 2005, the Company has focused on initiatives to grow sales and earnings. These include product line expansion, the penetration of new markets and a variety of gross margin and cost savings initiatives. For the three and nine month periods ended September 30, 2005, our growth initiatives have enabled us to further capitalize on the favorable economic conditions in the markets we serve. As a result, we have reported improved performance for these periods in 2005.
Our improved performance was achieved in spite of recent destruction caused by Hurricanes Katrina and Rita. The majority of our employees in the affected areas are back at work. Six NAPA stores remain closed, along with one Motion Industries branch and the S. P. Richards distribution center in New Orleans. Fortunately, we have been able to service all of our S. P. Richards customers through our distribution centers in Houston, Dallas and Birmingham. We believe that our hurricane-related losses are covered by insurance, other than deductibles. We do not anticipate that the hurricanes will have a material impact on our financial condition or results of operations, although it has not been determined at this time what the impact of the hurricanes will be on the overall economic conditions in our markets and the United States generally.
Critical Accounting Estimates
The preparation of the financial statement information contained herein requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Management believes that as of September 30, 2005, there have been no material changes to this information.
Sales
Sales for the third quarter of 2005 were $2.6 billion, an increase of 9% over the same period in 2004. For the nine months ended September 30, 2005, sales were $7.4 billion compared to $6.8 billion for the same period last year, an increase of 8%. The sales growth in the quarter and for the year was driven by our internal growth initiatives across all our businesses, as well as by continued favorable economic conditions.
Sales for the Automotive Parts Group increased 8% in the third quarter of 2005, and for the nine months ended September 30, 2005 sales increased 6% compared to the same period last year. Our initiatives in the Automotive Group are proving successful, and the market conditions in the automotive aftermarket remain favorable. The Industrial Products Group increased sales by 12% in 2005 compared to the third quarter and first nine months of 2004. The manufacturing indices for this group reflect continued expansion and remain strong. Sales for the Office Products Group for the third quarter of 2005 increased 8% over the third quarter of 2004, and for the nine months ended September 30, 2005 sales increased 7% compared to the same period in 2004. The employment numbers for the service sector continue to expand and fit well with our initiatives for this group. Sales for the Electrical/Electronic Materials Group increased 2% for the third quarter of 2005 compared to the third quarter of 2004 and were up slightly in the nine months of 2005 compared to the same period in 2004. This group’s revenues were impacted by the sale of a division in the electronic side of its business during the first quarter of 2005.
Cost of Goods Sold/Expenses

Cost of goods sold for the third quarter of 2005 was $1.78 billion compared to $1.65 billion for the third quarter of 2004. As a percent of sales, cost of goods sold decreased from 70.23% to 69.54% for the three months ended September 30, 2005. For the nine months ended September 30, 2005, cost of goods sold was $5.10 billion compared to $4.76 billion last year and as a percent of sales decreased from 69.62% to 69.13%. The decreases in cost of goods sold as a percent of sales for the three and nine month periods ended September 30, 2005 partially reflect the impact of our initiatives to improve gross margins. The Company has also experienced price increases in its businesses in 2005, and we have worked with our customers to pass most of these along to them. This is another reason for our decrease in cost of goods sold as a percent of sales for the third quarter and nine months ended September 30, 2005.
Selling, administrative and other expenses of $598.4 million increased slightly to 23.42% of sales for the third quarter of 2005 compared to 23.06% for the same period of the prior year. For the nine months ended September 30, 2005, these expenses totaled $1.74 billion and increased to 23.65% of sales compared to 23.31% for the same period in 2004. The increase in these expenses can be primarily attributed to expense increases relating to performance based employee compensation, including bonuses and stock options, employee benefits, insurance and legal and professional fees.
Operating Profit
Operating profit as a percentage of sales was 7.8% for the three months ended September 30, 2005 compared to 7.6% for the same period of the previous year. For the nine months ended September 30, 2005, operating profit as a percentage of sales was 8.1% compared to 8.0% for the same period of the previous year. The slight increase in operating profit margin for the three and nine months ended September 30, 2005 can be primarily attributed to the increase in operating profit margin in the Industrial Group.
The Automotive Parts Group’s operating profit increased 6% in the third quarter of 2005, and its operating profit margin of 8.2% was down slightly for the three months ended September 30, 2005 compared to the third quarter of 2004. For the nine months ended September 30, 2005, the group’s operating profit increased 3% and its operating profit margin decreased to 8.3% from 8.5% for the same period last year. The Industrial Products Group had a 31% increase in operating profit in the third quarter of 2005, and the operating profit margin for this group increased to 7.5% from 6.4% for the same period of the previous year. Operating profit increased 22% for the nine months ended September 30, 2005 compared to the same 2004 period and its operating profit margin was up from 6.7% for the same period last year to 7.2% in the same 2005 period. For the three month period ended September 30, 2005, the Office Products Group’s operating profit increased 4% and operating profit margin decreased slightly to 7.7%. This group’s operating profit margin was 9.2% for the nine months ended September 30, 2005, which was down from 9.3% in the same period in the previous year. The Electrical /Electronic Materials Group increased its operating profit for the third quarter by 24% to $4.7 million from $3.8 million in the third quarter of 2004, and its operating margin increased to 5.4% compared to 4.4% in the third quarter of the previous year. For the nine months ended September 30, 2005, the group increased its operating profit by 13% to $12.7 million from $11.3 million for the same period last year, and its operating profit margin improved to 5.0% from 4.4% as compared to the nine months ended September 30, 2004.
Income Taxes
The effective income tax rate was 38.4% for the three months ended September 30, 2005 compared to 37.9% for the same period in 2004. The effective income tax rate for the nine months ended September 30, 2005 was 38.3% compared to 38.2% for the same period in 2004.
Net Income
Net income was $110.9 million, an increase of 13%, compared to $97.9 million for the third quarter of 2004. On a per share diluted basis, net income was 63 cents, up 13% compared to 56 cents for the third quarter last year. Net income for the nine months was $328.4 million, an increase of 10% over $299.2 million recorded in the previous year. Earnings per share on a diluted basis were $1.87, up 9% compared to $1.71 for the same nine month period last year.
Financial Condition

The major balance sheet categories at September 30, 2005 were relatively consistent with the December 31, 2004 balance sheet categories, with the exception of the improved cash position. Cash balances increased $204.6 million from December 31, 2004, due primarily to stronger income and better working capital management. Accounts receivable increased $103.9 million or 9%, relatively consistent with the Company’s overall sales increase. Inventory decreased $41.1 million or 2% compared to December 31, 2004, which reflects the Company’s planned inventory reduction initiatives. Prepaid expenses and other current assets decreased 4% or $7.7 million compared to December 31, 2004, primarily due to collected volume incentives. Other assets increased $45.7 million or 12% from December 31, 2004, due primarily to the Company’s increased annual pension contribution. Accounts payable increased by $184.7 million or 22% due to the Company’s increased purchases, as well as improved payment terms with certain vendors. The Company’s long-term debt is discussed in detail below.
Liquidity and Capital Resources
The current portion of the Company’s total debt remained consistent with the December 31, 2004 balance sheet. Long-term debt remained unchanged at $500 million as of September 30, 2005, compared to December 31, 2004.
At September 30, 2005, approximately $500 million of the Company’s total borrowings, which mature in approximately three and six years, are at fixed rates of interest.
The ratio of current assets to current liabilities was 2.9 to 1 at September 30, 2005, compared to 3.2 to 1 at December 31, 2004. The Company believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information called for by this item is provided elsewhere herein and in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in market risk from the information provided under Item 7A in the Company’s Annual Report on Form10-K for the year ended December 31, 2004.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described in the immediately preceding paragraph that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs	Programs

July 1, 2005 through July 31, 2005	90,798	$41.75	90,798	4,483,332

August 1, 2005 through August 31, 2005	314,400	$44.61	314,400	4,168,932

September 1, 2005 through September 30, 2005	369,100	$43.50	369,100	3,799,832

Totals	774,298	$43.75	774,298	3,799,832
On April 19, 1999, the Board of Directors authorized the repurchase of 15 million shares, and such repurchase plan was announced April 20, 1999. The authorization for this repurchase plan continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. There were no other share repurchase plans outstanding as of September 30, 2005.
Item 6. Exhibits
     (a) The following exhibits are filed as part of this report:

Exhibit 3.1	Restated Articles of Incorporation of the Company dated November 15, 2004 (incorporated herein by reference from the Company’s Current Report on Form 8-K dated November 16, 2004).

Exhibit 3.2	Bylaws of the Company, as amended (incorporated herein by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

Exhibit 31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

Exhibit 31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company
(Registrant)

Date October 28, 2005	/s/ Jerry W. Nix

Jerry W. Nix
Executive Vice President — Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)