Form 10-K
period 2005-12-31
GENUINE PARTS CO
filed 2006-03-03
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-5690
GENUINE PARTS COMPANY
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0254510 (I.R.S. Employer Identification No.)

2999 Circle 75 Parkway, Atlanta, Georgia (Address of principal executive offices)	30339 (Zip Code)
770-953-1700
(Registrant’s telephone number, including area code)
[None]
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☑            Accelerated filer ☐            Non-acceleratedfiler ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,931,500,000 based on the closing sale price as reported on the New York Stock Exchange.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2006

Common Stock, $1 par value per share	172,916,394 shares
     Specifically identified portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 (the “Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K.
     Specifically identified portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2006 (the “Proxy Statement”) filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K.

PART I.
ITEM 1.  BUSINESS.
     Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. In 2005, business was conducted throughout the United States, in Canada and in Mexico from approximately 1,900 locations. As used in this report, the “Company” refers to Genuine Parts Company and its subsidiaries, except as otherwise indicated by the context; and the terms “automotive parts” and “industrial parts” refer to replacement parts in each respective category.
Financial Information about Segments. For financial information regarding segments, refer to ”Segment Data” set forth on Page 14 and to Note 9 of Notes to Consolidated Financial Statements on page 38, both in the Company’s Annual Report to Shareholders for the year ended December 31, 2005 filed as Exhibit 13 to this report and incorporated herein by reference.
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
Employees. As of December 31, 2005, the Company employed approximately 31,700 persons.
Available Information. The Company’s internet website can be found at www.genpt.com. The Company makes available, free of charge on or through its internet website, access to the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission (“SEC”).
AUTOMOTIVE PARTS GROUP
     The Automotive Parts Group, the largest division of the Company, distributes automotive replacement parts and accessory items. The Company is the largest member, with approximately 95% ownership, of the National Automotive Parts Association (“NAPA”), a voluntary trade association formed in 1925 to provide nationwide distribution of automotive parts. In addition to over 300,000 available part numbers, the Company, in conjunction with NAPA, offers complete inventory, cataloging, marketing, training and other programs in the automotive aftermarket.
     During 2005, the Company’s Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores (“auto parts stores” or “NAPA AUTO PARTS stores”) owned in the United States by the Company; NAPA and TRACTION automotive parts distribution centers and auto parts stores in Canada owned and operated by UAP Inc. (“UAP”), a wholly-owned subsidiary of the Company; auto parts stores in the United States operated by corporations in which the Company owned either a minority or majority interest; auto parts stores in Canada operated by corporations in which UAP owns a 50% interest; distribution centers owned by Balkamp, Inc. (“Balkamp”), a majority-owned subsidiary of the Company; rebuilding plants owned by the Company and operated by its Rayloc division; distribution centers of ACDelco, Motorcraft and other automotive supplies owned and operated by Johnson Industries, a wholly-owned subsidiary; and automotive parts distribution centers and automotive parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. (“Auto Todo”), a wholly-owned subsidiary of the Company.
     The Company has a 15% interest in Mitchell Repair Information (“MRIC”), a subsidiary of Snap-on Incorporated. MRIC is a leading diagnostic and repair information company with over 40,000 North American subscribers linked to its services and information databases. MRIC’s core product, “Mitchell ON-DEMAND,” is a premier electronic repair information source in the automotive aftermarket.

     During 2005, the Company entered into a joint venture with Altrom Group, an import automotive parts distributor headquartered in Vancouver, British Columbia, Canada. The Company acquired a 25% interest in Altrom Canada Corp., with 14 Canadian locations, and a 49% interest in Altrom America Corp., with one U.S. location.
     The Company’s NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, SUV’s, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes replacement parts for small engines, farm equipment and heavy duty equipment. The Company’s inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company’s domestic automotive operations purchase from more than 90 different suppliers, approximately 51% of 2005 automotive parts inventories were purchased from 10 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers, which has protected the Company from inventory obsolescence.
Distribution System. In 2005, the Company operated 58 domestic NAPA automotive parts distribution centers located in 39 states and approximately 1,000 domestic company-owned NAPA AUTO PARTS stores located in 43 states. At December 31, 2005, Genuine Parts Company owned either a minority or majority interest in three corporations, which operated approximately 21 auto parts stores in three states.
     UAP, founded in 1926, is a Canadian leader in the distribution, marketing and rebuilding of replacement parts and accessories for automobiles and trucks. UAP employs approximately 4,000 people. The Company operates a network of 14 distribution centers supplying approximately 582 NAPA stores and 82 TRACTION wholesalers. TRACTION is a supplier of parts to small fleet owners and operators and, together with NAPA stores, is a significant supplier to the mining and forestry industries. These include approximately 198 company owned stores, 22 joint venture or progressive owners in which UAP owns a 50% interest and approximately 444 independently owned stores. NAPA and TRACTION operations supply bannered installers and independent installers in all provinces of Canada, as well as networks of service station and repair shops operating under the banners of national accounts. UAP is a licensee of the NAPA® name in Canada.
     In Mexico, Auto Todo owns and operates nine distribution centers and nine auto parts stores. Auto Todo is a licensee of the NAPA® name in Mexico.
     The Company’s domestic distribution centers serve approximately 4,800 independently owned NAPA AUTO PARTS stores located throughout the market areas served in the U.S. NAPA AUTO PARTS stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, these independent automotive parts stores account for approximately 25% of the Company’s total sales with no automotive parts store or group of automotive parts stores with individual or common ownership accounting for more than .25% of the total sales of the Company.
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
Related Operations. Balkamp distributes a wide variety of replacement parts and accessory items for passenger cars, heavy-duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the 30,000 products, which constitute the “Balkamp” line of products that are distributed to the members of NAPA.

These products are categorized in 162 different product groups purchased from approximately 500 domestic suppliers and 130 foreign manufacturers. In addition, Balkamp operates three Redistribution Centers that provide NAPA with over 300 SKUs of oils and chemicals. Balkamp also provides mill supplies and related items to the Company’s wholly-owned subsidiary Motion Industries, Inc. for sale in its MI Industrial line of merchandise. BALKAMP®, a federally registered trademark, is important to the sales and marketing promotions of the Balkamp organization. Balkamp has four distribution centers located in Indianapolis and Plainfield, Indiana, Greenwood, Mississippi and West Jordan, Utah.
     Johnson Industries, Inc. (“Johnson”), a wholly-owned subsidiary of the Company, is an independent distributor of ACDelco, Motorcraft and other automotive supplies. Johnson, founded in 1924, sells primarily to large fleets and new car dealers from a network of four distribution centers located in Atlanta, Georgia, Nashville, Tennessee, Chicago, Illinois and Pittsburgh, Pennsylvania. During 2005, Johnson sold eight of its twelve distribution centers to streamline operations into its current network.
     The Company, through its Rayloc division, also operates five plants where certain small automotive parts are rebuilt. These products are distributed to the members of NAPA under the NAPA® brand name. Rayloc® is a mark licensed to the Company by NAPA.
Segment Data. In the year ended December 31, 2005, sales from the Automotive Parts Group was approximately 51% of the Company’s net sales as compared to 52% in 2004 and 53% in 2003.
Service to NAPA AUTO PARTS Stores. The Company believes that the quality and the range of services provided to its automotive parts customers constitute a significant advantage for its automotive parts distribution system. Such services include fast and frequent delivery, obsolescence protection, parts cataloging (including the use of electronic NAPA AUTO PARTS catalogs) and stock adjustment through a continuing parts classification system which allows independent retailers (“jobbers”) to return certain merchandise on a scheduled basis. The Company offers its NAPA AUTO PARTS store customers various management aids, marketing aids and service on topics such as inventory control, cost analysis, accounting procedures, group insurance and retirement benefit plans, as well as marketing conferences and seminars, sales and advertising manuals and training programs. Point of sale/inventory management is available through TAMS® (Total Automotive Management Systems), a computer system designed and developed by the Company for the NAPA AUTO PARTS store.
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
NAPA. The Company is a member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive replacement parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose members in 2005 operated 64 distribution centers located throughout the United States, 58 of which were owned and operated by the Company. NAPA develops marketing concepts and programs that may be used by its members. It is not involved in the chain of distribution.

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
INDUSTRIAL PARTS GROUP
     The Industrial Parts Group distributes industrial replacement parts and related supplies throughout the United States and Canada. This group distributes industrial bearings and power transmission equipment replacement parts, including hydraulic and pneumatic products, material handling components, related supplies and repair services. The Industrial Parts Group continues to enhance communication and process activities through three distinct programs. These programs include: motionindustries.com, an internet-based procurement system; MiSupplierConnect, a manufacturer communication and fulfillment system; and inMotion, an internal employee communication source and operational reporting system.
     The Company distributes industrial parts in the United States through Motion Industries, Inc. (“Motion”), headquartered in Birmingham, Alabama. Motion is a wholly-owned subsidiary of the Company. In Canada, industrial parts are distributed by Motion Industries (Canada), Inc. (“Motion Canada”), an operating group in the Company’s North American structure.
     During 2005, the Company acquired Voorhies Supply Co. LLC, a supplier of industrial parts and supplies with eight locations in Louisiana.
     As of December 31, 2005, the Industrial Parts Group served more than 150,000 customers in all types of industries located throughout the United States and Canada including automotive, chemical, food and beverage, wood and lumber, iron and steel, pulp and paper, mining and aggregate and pharmaceutical manufacturers.
Distribution System. In North America, the Industrial Parts Group operates 417 branches, nine distribution centers and 37 service centers as of December 31, 2005. The distribution centers stock and distribute more than 70,000 different items purchased from more than 250 different suppliers. The service centers provide hydraulic, hose and mechanical repairs for customers. Approximately 38% of 2005 total industrial purchases were made from 10 major suppliers. Sales are generated from the Industrial Parts Group’s branches located in 48 states and nine provinces in Canada. Each branch has warehouse facilities that stock significant amounts of inventory representative of the lines of products used by customers in the respective market area served.
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
Segment Data. In the year ended December 31, 2005, sales from the Company’s Industrial Parts Group approximated 29% of the Company’s net sales as compared to 27% in 2004 and 2003.
Competition. The Industrial Parts Group competes with other distributors specializing in the distribution of such items, general line distributors and others who provide similar services. To a lesser extent, the Group competes with manufacturers that sell directly to the customer.
OFFICE PRODUCTS GROUP
     The Office Products Group, operated through S. P. Richards Company (“S. P. Richards”), a wholly owned subsidiary of the Company, is headquartered in Atlanta, Georgia. S. P. Richards is engaged in the wholesale distribution of a broad line of office and other business related products that are used in the daily operation of businesses, schools, offices and institutions. Office products fall into the general categories of computer supplies, imaging supplies, office furniture, office machines, general office supplies, school supplies, cleaning and breakroom supplies, and healthcare supplies.
     HorizonUSA Data Supplies, Inc. (“HorizonUSA”), a wholly owned subsidiary of S. P. Richards, is headquartered in Reno, Nevada. HorizonUSA is a distributor of computer supplies and accessories.
     The Office Products Group is represented in Canada through S. P. Richards Canada. Headquartered near Vancouver, British Columbia, S. P. Richards Canada services office product resellers throughout Canada from locations in Vancouver, Toronto, Calgary and Winnipeg.
Distribution System. The Office Products Group distributes more than 30,000 items to over 7,000 business product resellers throughout the United States and Canada from a network of 44 distribution centers. This network of strategically located distribution centers provides overnight delivery of the Company’s comprehensive product offering. Approximately 50% of the Company’s 2005 total office products purchases were made from 10 major suppliers.
     The Office Products Group sells strictly to resellers of office products. These resellers include independently owned office product dealers, national office product superstores and mass merchants, large contract stationers, mail order companies and college bookstores. Resellers are offered comprehensive marketing programs, which include full line catalogs and flyers as well as education and training resources.
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
     While the Company inventories include products from over 350 of the industry’s leading manufacturers worldwide, S. P. Richards also markets seven proprietary brands of items. These brands include: SPARCO®, an economical line of office supply basics; Compucessory™, a line of computer accessories; Lorell, a line of office furniture; NATURE SAVER®, an offering of recycled paper products; Elite Image™, a line of new and remanufactured toner cartridges; Integra, a line of writing instruments; and Genuine Joe, a new line of breakroom products.
Segment Data. In the year ended December 31, 2005, sales from the Company’s Office Products Group remained constant at approximately 17% of the Company’s net sales, the same as in 2004 and 2003.
Competition. In the distribution of office supplies to retail dealers, S. P. Richards competes with many other wholesale distributors as well as with certain manufacturers of office products.
ELECTRICAL/ELECTRONIC MATERIALS GROUP
     The Electrical/Electronic Materials Group was formed on July 1, 1998 through the acquisition of EIS, Inc. (“EIS”) headquartered in Atlanta, Georgia. This Group distributes materials to more than 20,000 electrical and electronic manufacturers in North America. With 31 branch locations in the U.S., Mexico and Canada, this Group distributes over 100,000 items, from insulating and conductive materials to assembly tools and test equipment. EIS also has three manufacturing facilities that provide custom fabricated parts.
     During 2005, EIS sold certain assets in their Circuit Supply Division, the segment of the Group that sold to the printed circuit board industry. In addition, in 2005 EIS acquired Polifibra, an electrical distributor with one location in Toronto, Ontario Canada.
Distribution System. The Electrical/Electronic Materials Group provides effective distribution services to original equipment manufacturers, motor repair shops and assembly markets. EIS actively utilizes its E-commerce Internet site to present its products to customers while allowing these on-line visitors to conveniently purchase from a large product assortment.
     Electrical and electronic products are distributed from warehouse locations in major user markets throughout the U.S., as well as in Mexico and Canada. The Company has return privileges with some of its suppliers, which has protected the Company from inventory obsolescence.
Products. The Electrical/Electronic Materials Group distributes a wide variety of products to customers from over 350 vendors. Products include such items as magnet wire, conductive materials, insulating and shielding materials, assembly tools, test equipment, adhesives and chemicals, pressure sensitive tapes, solder, anti-static products and thermal management products. To meet the prompt delivery demands of its customers, this Group maintains large inventories. The majority of sales are on open account. Approximately 37% of 2005 total Electrical/Electronic Materials Group purchases were made from 10 major suppliers.
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
Segment Data. In the year ended December 31, 2005 sales from the Company’s Electrical/Electronic Materials Group approximated 3% of the Company’s sales, as compared to 4% in 2004 and 3% in 2003.
Competition. The Electrical/Electronic Materials Group competes with other distributors specializing in the distribution of electrical and electronic products, general line distributors and, to a lesser extent, manufacturers that sell directly to customers.
* * * * * * * * * *

ITEM 1A.  RISK FACTORS.
Forward-Looking Statements
Some statements in this report constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that its forward-looking statements involve risks and uncertainties. The Company undertakes no duty to update its forward-looking statements, which reflect the Company’s beliefs, expectations and plans as of the present time. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company’s products and services, the ability to maintain favorable supplier arrangements and relationships, competitive product and pricing pressures, including internet related initiatives, the effectiveness of the Company’s promotional, marketing and advertising programs, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as other risks and uncertainties discussed from time to time in the Company’s filings with the SEC. Some of these factors that may affect us are described in greater detail below. Readers are cautioned that other factors not listed here or in our other SEC filings could materially impact the Company’s future earnings, financial position and cash flows. You should not place undue reliance upon forward-looking statements contained herein and should carefully read other reports that the Company will, from time to time, file with the SEC.
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
Our Business May Be Materially Affected If Demand for Our Products Slows.
Our business depends on customer demand for the products that we distribute. Demand for these products depends on many factors. With respect to our automotive group, the primary factors are: the number of miles vehicles are driven annually, as higher vehicle mileage increases the need for maintenance and repair; the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranty or maintenance offered on new vehicles; the number of vehicles in current service that are six years old and older, as these vehicles are typically no longer under the original vehicle manufacturers’ warranty and will need more maintenance and repair than newer vehicles; restrictions on access to diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation; and the economy generally.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.
     Not applicable.
ITEM 2.  PROPERTIES.
     The Company’s headquarters and Automotive Parts Group headquarters are located in two adjacent office buildings owned by the Company in Atlanta, Georgia.
     The Company’s Automotive Parts Group currently operates 58 NAPA Distribution Centers in the United States distributed among four geographic divisions. Approximately 90% of the distribution center properties are owned by the Company. At December 31, 2005, the Company operated approximately 1,000 NAPA AUTO PARTS stores located in 43 states, and the Company owned either a minority or majority interest in approximately 21 additional auto parts stores located in three states. Other than NAPA AUTO PARTS stores located within Company owned distribution centers, the majority of the automotive parts stores in which the Company has an ownership interest were operated in leased facilities. In addition, UAP operated 14 distribution centers and approximately 220 automotive parts and TRACTION stores in Canada, and Auto Todo operates nine distribution centers and nine stores in Mexico. The Company’s Automotive Parts Group also operates four Balkamp distribution centers, five Rayloc rebuilding plants, one transfer and shipping facility and four Johnson Industries distribution centers.
     The Company’s Industrial Parts Group, operating through Motion and Motion Canada, operates nine distribution centers, 37 service centers and 417 branches. Approximately 90% of these branches are operated in leased facilities.
     The Company’s Office Products Group operates 40 facilities in the United States and four facilities in Canada distributed among the Group’s four geographic divisions. Approximately 75% of these facilities are operated in leased buildings.
     The Company’s Electrical/Electronic Materials Group operates in 30 locations in the United States, three locations in Mexico and one location in Canada. All of this Group’s 34 facilities are operated in leased buildings except one facility, which is owned.
     For additional information regarding rental expense on leased properties, see Note 4 of Notes to Consolidated Financial Statements on Pages 31 and 32 of the Company’s Annual Report to Shareholders for the year ended December 31, 2005.
ITEM 3.  LEGAL PROCEEDINGS.
     The Company is subject to various legal and governmental proceedings, many involving routine litigation incidental to the businesses, including approximately 1,500 product liability lawsuits resulting from its national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts distributed by the Company. While litigation of any type contains an element of uncertainty, the Company believes that its defense and ultimate resolution of pending and reasonably anticipated claims will continue to occur within the ordinary course of the Company’s business and that resolution of these claims will not have a material adverse effect on the Company’s operations or consolidated business and financial condition.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.
     Executive officers of the Company are elected by the Board of Directors and each serves at the pleasure of the Board of Directors until his successor has been elected and has qualified, or until his earlier death, resignation, removal, retirement or disqualification. The current Executive Officers of the Company are:
     Thomas C. Gallagher, age 58, has been President of the Company since 1990, Chief Executive Officer since August 2004 and Chairman of the Board since February 2005. Mr. Gallagher served as Chief Operating Officer of the Company from 1990 until August 2004.
     Jerry W. Nix, age 60, was appointed as a director of the Company and elected Vice-Chairman by the Board of Directors on November 21, 2005. He is Executive Vice President-Finance and Chief Financial Officer of the Company, a position he has held since 2000. Previously, Mr. Nix held the position of Senior Vice President-Finance from 1990 until February 2000.
     Robert J. Susor, age 60, has been the Executive Vice President of the Company since July 2003. Mr. Susor previously served as Senior Vice President-Market Development from 1991 to July 2003.
     R. Bruce Clayton, age 59, was appointed as Senior Vice President-Human Resources in November 2004. Previously, Mr. Clayton held the position of Vice President-Risk Management and Employee Services from June 2000 to November 2004.
     Larry R. Samuelson, age 59, was appointed President of the Automotive Parts Group in January 2004. Mr. Samuelson previously served as President, Chief Operating Officer and Chief Executive Officer of NAPA Canada/UAP Inc. from February 2000 to January 2004.
PART II.
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information Regarding Common Stock
     Certain information required by this item is set forth under the heading “Market and Dividend Information” on Page 13 of the Company’s Annual Report to Shareholders for the year ended December 31, 2005, and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
     Information required by this item regarding securities authorized for issuance under the Company’s equity compensation plans is set forth under the caption “Proposal 3 — Approval of the Genuine Parts Company 2006 Long-Term Incentive Plan” on pages 21 through 25 of the Proxy Statement. All such information is incorporated from the Proxy Statement in “Item 12. Security Ownership of Certain Beneficial Owners and Management” hereof.
Sales of Unregistered Securities
     All of our sales of securities in 2005 were registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities
     The following table provides information about the purchases of shares of the Company’s common stock during the three month period ended December 31, 2005:

			Total Number of
	Total		Shares Purchased as	Maximum Number of
	Number of	Average	Part of Publicly	Shares That May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs
October 1, 2005 through October 31, 2005	264,755	$42.19	264,755	3,535,077
November 1, 2005 through November 30, 2005	—	—	—	3,535,077
December 1, 2005 through December 31, 2005	279,566	$43.86	279,566	3,255,511
Totals	544,321	$43.05	544,321	3,255,511
     On April 19, 1999, the Board of Directors authorized the repurchase of 15 million shares, and such repurchase plan was announced April 20, 1999. The authorization for this repurchase plan continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. There were no other publicly announced plans outstanding as of December 31, 2005.
ITEM 6.  SELECTED FINANCIAL DATA.
     Information required by this item is set forth under the heading “Selected Financial Data” on Page 13 of the Annual Report and is incorporated herein by reference.
ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     Information required by this item is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 15 through 20 of the Annual Report and is incorporated herein by reference.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Information related to this item is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 15 through 20 and in Note 3 of Notes to Consolidated Financial Statements on Page 31 of the Annual Report and is incorporated herein by reference.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     Information required by this item is set forth in the consolidated financial statements on Pages 14 and 23 through 38, in “Report of Independent Registered Public Accounting Firm on the Financial Statements “ on Page 22 and under the heading “Quarterly Results of Operations” on Pages 19 and 20 of the Annual Report and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A.  CONTROLS AND PROCEDURES.
Management’s conclusion regarding the effectiveness of disclosure controls and procedures
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s report on internal control over financial reporting
     A report of management’s assessment of our internal control over financial reporting as of December 31, 2005 is set forth under the heading “Management’s Report on Internal Control over Financial Reporting“ on Page 21 of the Annual Report and is incorporated herein by reference.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included on Page 22 of the Annual Report and is incorporated herein by reference.
Other control matters
     There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION.
     None.
PART III.
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     Information required by this item is set forth under the headings “Nominees for Director” and “Members of the Board of Directors Continuing in Office” on Pages 3 through 5, under the heading “Corporate Governance — Code of Conduct and Ethics” on Page 8, under the heading “Corporate Governance — Board Committees” on Pages 8 and 9, and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on Page 30 of the Proxy Statement and is incorporated herein by reference. Certain information required by this Item is included in and incorporated by reference to Item “4A. Executive Officers of the Registrant” of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.
     Information required by this item is set forth under the headings “Corporate Governance – Compensation of Directors” on Page 9, “Executive Compensation and Other Benefits” on Pages 14 through 18, “Compensation, Nominating and Governance Committee Report on Executive Compensation” on Pages 18 through 20, “Compensation, Nominating and Governance Committee Interlocks and Insider Participation” on Page 20, “Change of Control and Employment Termination Arrangements” on Pages 20 and 21, and “Audit Committee Report” on Pages 28 and 29 of the Proxy Statement. All such information in the Proxy Statement is incorporated herein by reference, except that the information contained in the Proxy Statement on Pages 18 through 20 under the heading “Compensation, Nominating and Governance Committee Report on Executive Compensation”; on Pages 26 and 27 under the heading “Performance Graph”; or on Pages 28 and 29 under the heading “Audit Committee Report” is specifically not so incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     Information required by this item is set forth under the headings “Common Stock Ownership of Certain Beneficial Owners” and “Common Stock Ownership of Directors and Executive Officers” on Pages 10 through 13, and under the heading “Executive Compensation and Other Benefits — Equity Compensation Plan Information” on Page 16 of the Proxy Statement and is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     Not applicable.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     Information required by this item is set forth under the heading “Proposal 4. Ratification of Selection of Auditors” on Pages 27 and 28 of the Proxy Statement and is incorporated herein by reference.
PART IV.
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     (a) Documents filed as part of this report
     (1) Financial Statements
          The following consolidated financial statements of Genuine Parts Company and subsidiaries, included in the Annual Report, are incorporated by reference in Item 8:
          Consolidated balance sheets — December 31, 2005 and 2004
          Consolidated statements of income — Years ended December 31, 2005, 2004 and 2003
          Consolidated statements of shareholders’ equity – Years ended December 31, 2005, 2004 and 2003
          Consolidated statements of cash flows — Years ended December 31, 2005, 2004 and 2003
          Notes to consolidated financial statements — December 31, 2005
     (2) Financial Statement Schedules.
          The following consolidated financial statement schedule of Genuine Parts Company and subsidiaries, set forth immediately following the signature page of this report, is filed pursuant to Item 15(c):
          Schedule II – Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
     (3) Exhibits. The following exhibits are filed as part of this report:

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

Exhibit 10.1 *	Form of Amendment to Deferred Compensation Agreement, adopted February 13, 1989, between the Company and certain executive officers of the Company. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 15, 1989.)

Exhibit 10.2 *	Form of Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company providing for a supplemental employee benefit upon a change in control of the Company. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 15, 1989.)

Exhibit 10.3 *	1992 Stock Option and Incentive Plan, effective April 20, 1992. (Incorporated herein by reference from the Company’s Annual Meeting Proxy Statement, dated March 6, 1992.)

Exhibit 10.4 *	Restricted Stock Agreement dated March 31, 1994, between the Company and Thomas C. Gallagher. (Incorporated herein by reference from the Company’s Form 10-Q, dated May 6, 1994.)

Exhibit 10.5 *	The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

Exhibit 10.6 *	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996.

Exhibit 10.7 *	Genuine Parts Company Death Benefit Plan, effective July 15, 1997. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)

Exhibit 10.8 *	Restricted Stock Agreement dated February 25, 1999, between the Company and Thomas C. Gallagher. (Incorporated herein by reference from the Company’s Form 10-Q, dated May 3, 1999.)

Exhibit 10.9 *	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.10 *	Amendment No. 2 to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.11 *	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.12 *	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.13 *	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.14 *	Trust Agreement Executed in Conjunction with the Genuine Parts Company Supplemental Retirement Plan, dated July 1, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.15 *	Amendment No. 1 to the Trust Agreement Executed in Conjunction with the Genuine Parts Company Non-Qualified Deferred Compensation Plans, dated December 5, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.16 *	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 21, 2003.)

Exhibit 10.17 *	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated November 19, 2001, effective November 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 21, 2003.)

Exhibit 10.18 *	Genuine Parts Company Supplemental Retirement Plan, as amended and restated effective January 1, 2003, and executed October 22, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.19 *	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, dated October 27, 2003, effective January 1, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.20 *	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.21 *	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.22 *	Genuine Parts Company 2004 Annual Incentive Bonus Plan, effective January 1, 2004. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10.23 *	Description of Director Compensation. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10.24 *	Genuine Parts Company Performance Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10.25 *	Genuine Parts Company Stock Appreciation Rights Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10.26 *	Genuine Parts Company Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10.27 *	Amendment No. 7 to the Genuine Partnership Plan, dated November 9, 2005, effective August 1, 2005.

Exhibit 10.28 *	Amendment No. 5 to the Genuine Parts Company Pension Plan, dated November 9, 2005, effective January 1, 2005.

Exhibit 10.29 *	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 28, 2005, effective January 1, 2006.

Exhibit 10.30 *	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, dated November 9, 2005, effective January 1, 2006.

Exhibit 10.31 *	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, dated December 28, 2005, effective January 1, 2006.

Exhibit 10.32 *	Amendment No. 2 to the Genuine Parts Company Death Benefit Plan, dated November 9, 2005, effective April 1, 2005.

*	Indicates management contracts and compensatory plans and arrangements.

Exhibit 13	The following sections and pages of the Company’s Annual Report to Shareholders for the year ended December 31, 2005:

	-	Selected Financial Data on Page 13

	-	Market and Dividend Information on Page 13

	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations on Pages 15-20

	-	Quarterly Results of Operations on Pages 19 and 20

	-	Segment Data on Page 14

	-	Management’s Report on Internal Control over Financial Reporting on Page 21

	-	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on Page 22

	-	Report of Independent Registered Public Accounting Firm on the Financial Statements on Page 22

	-	Consolidated Financial Statements and Notes to Consolidated Financial Statements on Pages 23-38

Exhibit 21	Subsidiaries of the Company

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification signed by Chief Executive Officer pursuant to SEC Rule 13a-14(a).

Exhibit 31.2	Certification signed by Chief Financial Officer pursuant to SEC Rule 13a-14(a).

Exhibit 32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(b) Exhibits
     See the response to Item 15(a)(3) above.
(c) Financial Statement Schedules
     See the response to Item 15(a)(2) above.

SIGNATURES.
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
GENUINE PARTS COMPANY

/s/ Thomas C. Gallagher	3/3/06	/s/ Jerry W. Nix	3/3/06

Thomas C. Gallagher	(Date)	Jerry W. Nix	(Date)
Chairman, President and Chief Executive Officer		Vice Chairman and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mary B. Bullock	2/20/06	/s/ Richard W. Courts II	2/20/06

Dr. Mary B. Bullock	(Date)	Richard W. Courts II	(Date)
Director		Director

/s/ Jean Douville	2/20/06	/s/ Thomas C. Gallagher	2/20/06

Jean Douville	(Date)	Thomas C. Gallagher	(Date)
Director		Director

/s/ John D. Johns	2/20/06	/s/ Michael M. E. Johns	2/20/06

John D. Johns	(Date)	Michael M. E. Johns	(Date)
Director		Director

/s/ J. Hicks Lanier	2/20/06	/s/ Wendy B. Needham	2/20/06

J. Hicks Lanier	(Date)	Wendy B. Needham	(Date)
Director		Director

/s/ Jerry W. Nix	2/20/06	/s/ Larry L. Prince	2/20/06

Jerry W. Nix	(Date)	Larry L. Prince	(Date)
Director		Director

/s/ Gary W. Rollins	2/20/06	/s/ Lawrence G. Steiner	2/20/06

Gary W. Rollins	(Date)	Lawrence G. Steiner	(Date)
Director		Director

/s/ James B. Williams	2/20/06

James B. Williams	(Date)
Director

Annual Report on Form 10-K
Item 15(c)
Financial Statement Schedule II — Valuation and Qualifying Accounts
Genuine Parts Company and Subsidiaries

	Balance at	Charged		Balance at
	Beginning	to Costs		End
	of Period	and Expenses	Deductions	of Period
Year ended December 31, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$8,227,971	$23,783,043	$(23,459,723)[1]	$8,551,291
Reserve for facility consolidations	$8,000,000	—	$(4,700,000)[2]	$3,300,000

Year ended December 31, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$8,551,291	$20,697,493	$(16,455,978)[1]	$12,792,806
Reserve for facility consolidations	$3,300,000	—	$(1,000,000)[2]	$2,300,000

Year ended December 31, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$12,792,806	$16,355,525	$(17,762,647)[1]	$11,385,684
Reserve for facility consolidations	$2,300,000	—	$(720,000)[2]	$1,580,000

1	Uncollectible accounts written off, net of recoveries.

2	Facility consolidation expenses paid.

ANNUAL REPORT ON FORM 10-K
INDEX OF EXHIBITS
The following Exhibits are filed herewith as a part of this Report:

10.27*	Amendment No. 7 to the Genuine Partnership Plan, dated November 9, 2005, effective August 1, 2005.

10.28*	Amendment No. 5 to the Genuine Parts Company Pension Plan, dated November 9, 2005, effective January 1, 2005.

10.29*	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 28, 2005, effective January 1, 2006.

10.30*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, dated November 9, 2005, effective January 1, 2006.

10.31*	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, dated December 28, 2005, effective January 1, 2006.

10.32*	Amendment No. 2 to the Genuine Parts Company Death Benefit Plan, dated November 9, 2005, effective April 1, 2005.

13	The following Sections and Pages of Annual Report to Shareholders for 2005:

	-	Selected Financial Data on Page 13

	-	Market and Dividend Information on Page 13

	-	Management’s Discussion and Analysis of Financial Condition on Pages 15-20

	-	Quarterly Results of Operations on Pages 19 and 20

	-	Segment Data on Page 14

	-	Management’s Report on Internal Control over Financial Reporting on Page 21

	-	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on Page 22

	-	Report of Independent Registered Public Accounting Firm on the Financial Statements on Page 22

	-	Consolidated Financial Statements and Notes to Consolidated Financial Statements on Pages 23-38

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

The following Exhibits are incorporated by reference as set forth in Item 15 of this Form 10-K:

-	3.1	Restated Articles of Incorporation of the Company, dated November 15, 2004.

-	3.2	By-laws of the Company, as amended February 19, 2001.

-	4.2	Specimen Common Stock Certificate.

-	4.3	Note Purchase Agreement dated November 30, 2001.

Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

-	10.1*	Form of Amendment to Deferred Compensation Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company.

-	10.2*	Form of Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company providing for a supplemental employee benefit upon a change in control of the Company.

-	10.3*	1992 Stock Option and Incentive Plan, effective April 20, 1992.

-	10.4*	Restricted Stock Agreement dated March 31, 1994, between the Company and Thomas C. Gallagher.

-	10.5*	The Genuine Parts Company Restated Tax-Deferred Savings Plan, effective January 1, 1993.

-	10.6*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996.

-	10.7*	Genuine Parts Company Death Benefit Plan, effective July 15, 1997.

-	10.8*	Restricted Stock Agreement dated February 25, 1999, between the Company and Thomas C. Gallagher.

-	10.9*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated April 19, 1999, effective April 19, 1999.

-	10.10*	Amendment to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999.

-	10.11*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996.

-	10.12*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999.

-	10.13*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001.

-	10.14*	Trust Agreement Executed in Conjunction with the Genuine Parts Company Supplemental Retirement Plan, dated July 1, 2001, effective July 1, 2001.

-	10.15*	Amendment No. 1 to the Trust Agreement Executed in Conjunction with the Genuine Parts Company Non-Qualified Deferred Compensation Plans, dated December 5, 2001, effective July 1, 2001.

-	10.16*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001.

-	10.17*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated November 19, 2001, effective November 19, 2001.

-	10.18*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated effective January 1, 2003, and executed October 22, 2003.

-	10.19*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, dated October 27, 2003, effective January 1, 2003.

-	10.20*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003.

-	10.21*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003.

-	10.22*	Genuine Parts Company 2004 Annual Incentive Bonus Plan, effective January 1, 2004.

-	10.23*	Description of Director Compensation.

-	10.24*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement.

-	10.25*	Genuine Parts Company Stock Appreciation Rights Agreement.

-	10.26*	Genuine Parts Company Restricted Stock Unit Award Agreement.

*	Indicates management contracts and compensatory plans and arrangements.