Form 10-Q
period 2006-03-31
GENUINE PARTS CO
filed 2006-05-09
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-5690
GENUINE PARTS COMPANY
(Exact name of registrant as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	58-0254510 (I.R.S. Employer Identification No.)

2999 CIRCLE 75 PARKWAY, ATLANTA, GA (Address of principal executive offices)	30339 (Zip Code)
(770) 953-1700
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006
Common Stock, $1.00 par value per share	172,678,215 shares

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$150,171	$188,911
Trade accounts receivable, less allowance for doubtful accounts (2006 — $16,196; 2005 — $11 ,386)	1,297,836	1,186,865
Merchandise inventories — at lower of cost (substantially last-in, first-out method) or market	2,184,823	2,216,542
Prepaid expenses and other assets	198,591	214,564

TOTAL CURRENT ASSETS	3,831,421	3,806,882
Goodwill and intangible assets, less accumulated amortization	62,611	62,717
Other assets	520,930	509,644
Total property, plant and equipment, less allowance for depreciation (2006 — $545,685; 2005 — $537,244)	400,444	392,295

TOTAL ASSETS	$4,815,406	$4,771,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$954,276	$973,615
Other borrowings	-0-	881
Income taxes payable	83,517	36,296
Dividends payable	58,288	54,150
Other current liabilities	153,757	184,162

TOTAL CURRENT LIABILITIES	1,249,838	1,249,104
Long-term debt	500,000	500,000
Other long-term liabilities	119,224	114,623
Deferred income taxes	156,814	156,807
Minority interests in subsidiaries	57,571	57,047
SHAREHOLDERS’ EQUITY
Stated capital:
Preferred Stock, par value — $1 per share Authorized - 10,000,000 shares — None issued	-0-	-0-
Common Stock, par value — $1 per share Authorized - 450,000,000 shares Issued - 2006 - 172,678,215; 2005 - 173,032,697	172,678	173,033
Accumulated other comprehensive income	43,085	45,535
Retained earnings	2,516,196	2,475,389

TOTAL SHAREHOLDERS’ EQUITY	2,731,959	2,693,957

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,815,406	$4,771,538

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31 ,
	2006	2005
	(Unaudited)
	(in thousands, except per share data)

Net sales	$2,553,552	$2,342,201
Cost of goods sold	1,750,075	1,605,721

Gross profit	803,477	736,480

Operating Expenses:
Selling, administrative & other expenses	601,359	547,199
Depreciation and amortization	17,623	17,071

	618,982	564,270

Income before income taxes	184,495	172,210
Income taxes	70,570	65,612

Net income	$113,925	$106,598

Basic net income per common share	$.66	$.61

Diluted net income per common share	$.66	$.61

Dividends declared per common share	$.3375	$.3125

Weighted average common shares outstanding	172,773	174,772

Dilutive effect of stock options and non-vested restricted stock awards	912	1,264

Weighted average common shares outstanding — assuming dilution	173,685	176,036

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended March 31,
	2006	2005
	(unaudited)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$113,925	$106,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,623	17,071
Share-based compensation	2,790	1,035
Excess tax benefits from share-based compensation	(1,349)	-0-
Other	576	1,490
Changes in operating assets and liabilities	(73,510)	(9,983)

NET CASH PROVIDED BY OPERATING ACTIVITIES	60,055	116,211

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(27,521)	(20,768)
Other	1,733	6,804

NET CASH USED IN INVESTING ACTIVITIES	(25,788)	(13,964)

FINANCING ACTIVITIES:
Payments on credit facilities, net of proceeds	(881)	(71)
Stock options exercised	3,209	4,162
Excess tax benefits from share-based compensation	1,349	-0-
Dividends paid	(54,141)	(52,495)
Purchase of stock	(22,543)	(30,966)

NET CASH USED IN FINANCING ACTIVITIES	(73,007)	(79,370)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(38,740)	22,877

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	188,911	134,940

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$150,171	$157,817

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company”) for the year ended December 31, 2005. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2005 Annual Report on Form 10-K.
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
In the opinion of management, all adjustments necessary for a fair statement of the Company’s financial results for the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results for the entire year.
Note B — Segment Information

	Three Months Ended March 31,
	2006	2005

	(In thousands)
Net sales:
Automotive	$1,227,789	$1,168,955
Industrial	771,227	686,740
Office products	465,955	410,929
Electrical/electronic materials	95,469	84,289
Other	(6,888)	(8,712)

Total net sales	$2,553,552	$2,342,201

Operating profit:
Automotive	$95,856	$95,307
Industrial	57,515	48,253
Office products	47,696	46,027
Electrical/electronic materials	4,853	3,309

Total operating profit	205,920	192,896
Interest expense, net	(7,172)	(7,947)
Other, net	(14,253)	(12,739)

Income before income taxes	$184,495	$172,210

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income.

Note C — Comprehensive Income
Comprehensive income was $111,475,000 and $104,623,000 for the three months ended March 31, 2006 and 2005, respectively. The difference between comprehensive income and net income was due to foreign currency translation adjustments and adjustments to the fair value of derivative instruments, as summarized below:

	Three Months Ended March 31,
	2006	2005

	(in thousands)
Net income	$113,925	$106,598
Other comprehensive (loss) income:
Foreign currency translation	(2,531)	(3,125)
Derivative instruments, net of taxes	81	1,150

Total other comprehensive loss	(2,450)	(1,975)

Comprehensive income	$111,475	$104,623

Note D — Share-Based Compensation
As more fully disclosed in Note 5 of the notes to the consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K, the Company grants options to key personnel for the purchase of the Company’s stock.
Effective January 1, 2003, the Company prospectively adopted the fair value method of accounting for stock compensation. The Company recognizes compensation expense based on the straight-line method. The adoption of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), had no significant impact on the Company’s consolidated financial statements for year ended December 31, 2005. Until January 1, 2003, the Company had elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations in accounting for stock compensation. Under APB No. 25, no compensation expense is recognized if the exercise price of stock options equals the market price of the underlying stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, as amended, determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of SFAS No. 123.
Effective January 1, 2006 the Company adopted SFAS No. 123(R) choosing the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date and (b) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date. Compensation cost recognized for the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Most options may be exercised not earlier than twelve months nor later than ten years from the date of grant. As of January 1, 2006, there was approximately $1.2 million of unrecognized compensation cost for all awards granted prior to January 1, 2003 to employees that remained unvested prior to the effective date of SFAS No. 123(R). This compensation cost is expected to be recognized over a weighted-average period of approximately four years. As of March 31, 2006, total compensation cost related to nonvested awards not yet recognized was approximately $30.1 million. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for shares outstanding at December 31, 2005 and March 31, 2006 totaled approximately $56.4 million. The aggregate intrinsic value for shares vested totaled approximately $39.0 million at December 31, 2005 as compared to approximately $37.1 million at March 31, 2006. At March 31, 2006, the weighted-average contractual life for outstanding and exercisable shares was seven and six years, respectively. For the three months ended March 31, 2006, $2.8 million of share-based compensation cost was recorded as compared to $1.0 million for the same period in the previous year. There have been no modifications to valuation methodologies or methods prior to the adoption of SFAS No. 123(R). For the three months ended March 31, 2006, the fair value for options granted was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.8%; dividend yield 2.9%; annual historical volatility factor of the expected market price of the Company’s common stock of 21%; an expected life of six years; and estimated turnover of 4.0%.
For purposes of pro forma disclosures under SFAS No. 123, as amended by SFAS No. 148, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net income and income per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

Three Months
Ended March 31,
2005

Net income, as reported	$106,598
Add: Stock-based employee compensation expense related to option grants after January 1, 2003 included in reported net income, net of related tax effects	641
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,512)

Pro forma net income	$105,727

Income per share:
Basic — as reported	$.61

Basic — pro forma	$.60

Diluted — as reported	$.61

Diluted — pro forma	$.60

     A summary of the Company’s stock option activity and related information is as follows:

	Three Months Ended
	March 31,2006
		Weighted-
		Average
	Shares	Exercise
	(000’s)	Price

Outstanding at beginning of period	5,589	$34
Granted (1)	1,334	44
Exercised	(343)	32
Forfeited or Expired	(43)	36

Outstanding at end of period	6,537	$35

Exercisable at end of period	3,364	$33

Weighted-average fair value of options granted during the period	$9.14

Shares available for future grants	255

(1)	Total includes 94,000 Restricted Stock Units (RSUs) granted for the three months ended March 31, 2006. The weighted-average exercise price excludes RSUs.
Exercise prices for options outstanding as of March 31, 2006, ranged from approximately $21 to $44, except for 12,000 options granted in connection with a 1998 acquisition for which the exercise price is approximately $18. The weighted-average remaining contractual life of all options outstanding is approximately seven years.
For the three months ended March 31, 2006, the Company granted approximately 1,240,000 SARs and 94,000 RSUs. SARs represent a right to receive the excess, if any, of the fair market value of one share of common stock on the date of exercise over the grant price. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date provided certain pre-tax profit targets are achieved. The majority of awards vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis.
A summary of the Company’s nonvested share activity is as follows:

		Weighted-
		Average
	Shares	Exercise
Nonvested Shares	(000’s)	Price

Nonvested at January 1, 2006	2,369	$37
Granted	1,334	44
Vested	(541)	39
Forfeited or Expired	(28)	41

Nonvested at March 31, 2006	3,134	$38

Prior to the adoption of Statement 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits related to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash inflow. For the three months ended March 31, 2006, approximately $1.3 million of excess tax benefits was classified as a financing cash inflow.
Note E — Employee Benefit Plans
Net periodic pension cost included the following components for the three months ended March 31:

			Other Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
		(in thousands)

Service cost	$12,561	$10,469	$114	$113
Interest cost	18,037	15,907	332	326
Expected return on plan assets	(24,855)	(21,966)	—	—
Amortization of prior service (income) cost	(119)	(108)	93	93
Amortization of actuarial loss	6,604	3,868	322	303

Net periodic pension cost	$12,228	$8,170	$861	$835

Pension benefits also include amounts related to a supplemental retirement plan.
Note F — Guarantees
In June 2003, the Company completed an amended and restated master agreement to our $85 million construction and lease facility (the “Facility”). The lessor in the Facility is an independent third-party limited liability company, which has as its sole member a publicly traded corporation. Properties acquired by the lessor are constructed and/or then leased to the Company under operating lease agreements. No additional properties are being added to this Facility, because the construction term has ended. The Company does not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). In addition, the Company has verified that even if the lessor was determined to be a variable interest entity, the Company would not have to consolidate the lessor nor the assets and liabilities associated with properties leased to the Company. This is because the assets leased under the Facility do not exceed 50% of the total fair value of the lessor’s assets, excluding any assets that should be excluded from such calculation under FIN No. 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding. The Facility has been accounted for as an operating lease under SFAS No. 13 and related interpretations.
This Facility, having a term of six years expiring in 2009, contains residual value guarantee provisions and other guarantees that would become due in the event of a default under the operating lease agreement or at the expiration of the operating lease agreement if the fair value of the leased properties is less than the guaranteed residual value. The maximum amount of the Company’s potential guarantee obligation, representing the residual value guarantee, at March 31, 2006, is approximately $72,640,000. The Company believes the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.
The Company also guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a minority equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that it is not the primary beneficiary with respect to any of the independents and that the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee.
At March 31, 2006, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $171,600,000. These loans generally mature over periods from one to ten years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
Effective January 1, 2003, the Company adopted FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In accordance with FIN No. 45 and based on available information, the Company has accrued for those guarantees related to the independent and affiliates’ borrowings and the construction and lease facility as of March 31, 2006. These liabilities are not material to the financial position of the Company and are included in other-long term liabilities in the accompanying condensed consolidated balance sheet.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Forward-Looking Statements
Some statements in this report constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that its forward-looking statements involve risks and uncertainties. The Company undertakes no duty to update its forward-looking statements, which reflect the Company’s beliefs, expectations and plans as of the present time. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company’s products and services, the ability to maintain favorable supplier arrangements and relationships, competitive product and pricing pressures, including internet related initiatives, the effectiveness of the Company’s promotional, marketing and advertising programs, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as the risks and uncertainties discussed in “Item 1A. Risk Factors” in the Company’s 2005 Annual Report on Form 10-K and from time to time in other Company filings with the Securities and Exchange Commission. Readers are cautioned that other factors not listed here could materially impact the Company’s future earnings, financial position and cash flows. You should not place undue reliance upon forward-looking statements contained herein and should carefully read the 2005 Annual Report on Form 10-K and other reports that the Company has filed and will, from time to time, file with the Securities and Exchange Commission.
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the first three months of 2006, business was conducted throughout the United States, Canada and Mexico from approximately 1,900 locations.
We recorded consolidated net income of $113.9 million for the three months ended March 31, 2006, compared to consolidated net income of $106.6 million in the same period last year, an increase of 7%.
During the first quarter of 2006, the Company continued to focus on initiatives to grow sales and earnings. Such initiatives include product line expansion, the penetration of new markets and a variety of gross margin and cost savings initiatives. For several periods now, our growth initiatives have enabled us to further capitalize on the favorable economic conditions and industry trends in the markets we serve. As a result, we have reported improved performance for the three months ended March 31, 2006.

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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Company’s critical accounting policies that the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management believes that as of March 31, 2006, there have been no material changes to this information.
Sales
Sales for the first quarter of 2006 were $2.6 billion, an increase of 9% over the same period in 2005. We believe the sales growth was driven primarily by our internal growth initiatives across all our businesses, and influenced to a lesser degree by favorable economic conditions and positive industry trends.
Sales for the Automotive Parts Group for the three months ended March 31, 2006 increased 5% compared to the same period last year. Our on-going initiatives in the Automotive Parts Group continue to be effective for us, and the market conditions in the automotive aftermarket remain favorable. The Industrial Products Group increased sales by 12% in the first quarter of 2006. The market indices for this group were strong throughout the quarter and reflect continued manufacturing expansion. Sales for the Office Products Group for the first quarter of 2006 increased 13% over the first quarter of 2005. The employment numbers for the service sector continue to expand and fit well with our initiatives for this group. Sales for the Electrical/Electronic Materials Group increased 13% for the first quarter of 2006 compared to the first quarter of 2005. The expanding industrial economy and market share gains continue to improve for this group.
Cost of Goods Sold/Expenses
Cost of goods sold for the first quarter of 2006 was $1.75 billion compared to $1.61 billion for the first quarter of 2005. As a percent of sales, cost of goods sold decreased slightly from 68.56% to 68.53% for the three months ended March 31, 2006.
Selling, administrative and other expenses of $619.0 million increased from $564.3 million and as a percent of sales to 24.24% for the first quarter of 2006 compared to 24.09% for the same period of the prior year. The increase in these expenses can be primarily attributed to increases in items such as property and general insurance costs associated with current market conditions and the catastrophic events of 2005. In addition, the Company was impacted by items such as legal and professional expenses, high freight and utility costs, pension costs and share-based compensation expenses, including the adoption of Statement of SFAS No. 123(R), as discussed below, none of which, individually, was material.
Operating Profit
Operating profit as a percentage of sales was 8.1% for the three months ended March 31, 2006 compared to 8.2% for the same period of the previous year. The slight decrease in operating profit margin for the three months ended March 31, 2006 can be primarily attributed to the decrease in operating profit margin in the Automotive Parts and Office Products Groups.
The Automotive Parts Group’s operating profit increased 1% in the first quarter of 2006 and its operating profit margin of 7.8% was down from 8.2% in the first quarter of 2005. For the three month period ended

March 31, 2006, the Office Products Group’s operating profit increased 4% and operating profit margin decreased to 10.2% compared to 11.2% for the same period of the previous year. Gross margin pressures and higher costs, such as freight and delivery, significantly impacted the Automotive Parts and Office Products Groups in the first quarter of 2006. In addition, the Automotive Parts Group continued to absorb excess costs at Johnson Industries in the first quarter of 2006, as this group modifies its infrastructure to reflect its downsizing from 12 locations to 4 locations during 2005.
The Industrial Products Group had a 19% increase in operating profit in the first quarter of 2006, and the operating profit margin for this group increased to 7.5% from 7.0% for the same period of the previous year. For the three months ended March 31, 2006, the Electrical/Electronic Materials Group increased its operating profit by 47% and its operating margin increased to 5.1% compared to 3.9% in the first quarter of the previous year.
Income Taxes
The effective income tax rate was 38.3% for the three months ended March 31, 2006 compared to 38.1% for the same period in 2005, due primarily to higher state income taxes.
Net Income
Net income for the three months ended March 31, 2006 was $113.9 million, an increase of 7%, compared to $106.6 million for the first quarter of 2005. On a per share diluted basis, net income was $.66 up 8% compared to $.61 for the first quarter of last year.
Share-Based Compensation
Effective January 1, 2006 the Company adopted SFAS No. 123(R) choosing the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date and (b) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date. Compensation cost recognized for the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Most options may be exercised not earlier than twelve months nor later than ten years from the date of grant. As of January 1, 2006, there was approximately $1.2 million of unrecognized compensation cost for all awards granted prior to January 1, 2003 to employees that remained unvested prior to the effective date of SFAS No. 123(R). This compensation cost is expected to be recognized over a weighted-average period of approximately four years. As of March 31, 2006, total compensation cost related to nonvested awards not yet recognized was approximately $30.1 million. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. For the three months ended March 31, 2006, $2.8 million of share-based compensation cost was recorded as compared to $1.0 million for the same period in the previous year. There have been no modifications to valuation methodologies or methods prior to the adoption of SFAS No. 123(R).
Financial Condition
The major balance sheet categories at March 31, 2006 were relatively consistent with the December 31, 2005 balance sheet categories. Cash balances decreased $38.7 million from December 31, 2005, due primarily to dividend obligations to shareholders. Accounts receivable increased $111.0 million or 9%, which is in line with the Company’s overall sales increase. Inventory decreased $31.7 million or 1 % compared to December 31, 2005, which reflects the Company’s planned inventory reduction initiatives. Prepaid expenses and other current assets decreased 7% or $16.0 million compared to December 31, 2005, primarily due to collected volume incentives. Other assets increased $11.3 million or 2% from December 31, 2005, due primarily to the Company’s annual pension contribution in the first quarter of 2006. Accounts payable decreased $19.3 million or 2% consistent with the reduction in inventory. The Company’s long-term debt is discussed in detail below.

Liquidity and Capital Resources
Long-term debt remained unchanged at $500 million as of March 31, 2006, compared to December 31, 2005. At March 31, 2006, long-term debt of $500 million matures in approximately two and five years, and is at fixed rates of interest.
The ratio of current assets to current liabilities was 3.1 to 1 at March 31, 2006, compared to 3.0 to 1 at December 31, 2005. The Company believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information called for by this item is provided elsewhere herein and in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in market risk from the information provided under Item 7A in the Company’s Annual Report on Form l0-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described in the immediately preceding paragraph that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:
ISSUER PURCHASES OF EQUITY SECURITIES

	Total		Total Number of Shares Purchased as	Maximum Number of
	Number of	Average	Part of Publicly	Shares That May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs

January 1 , 2006 through January 31 , 2006	302,900	$43.24	302,900	2,952,611

February 1 , 2006 through February 28, 2006	150,500	$42.40	150,500	2,802,111

March 1 , 2006 through March 31 , 2006	69,708	$43.95	69,708	2,732,403

Totals	523,108	$43.09	523,108	2,732,403

On April 19, 1999, the Board of Directors authorized the repurchase of 15 million shares, and such repurchase plan was announced April 20,1999. The authorization for this repurchase plan continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. There were no other share repurchase plans outstanding as of March 31, 2006.

Item 6. Exhibits
     (a) The following exhibits are filed as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 17, 2006 (incorporated herein by reference from the Company’s Current Report on Form 8-K dated April 17, 2006).

Exhibit 3.2	Bylaws of the Company, as amended (incorporated herein by reference from the Company’s Current Report on Form 8-K dated April 17, 2006).

Exhibit 10.1	Genuine Parts Company 2006 Long-Term Incentive Plan (incorporated herein by reference from the Company’s Current Report on Form 8-K dated April 17, 2006).

Exhibit 10.2	Executive Base Salaries and Bonus Targets (incorporated herein by reference from the Company’s Current Report on Form 8-K dated March 31, 2006).

Exhibit 31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

Exhibit 31. 2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

Exhibit 32.1	Certification Pursuant to 1 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date May 9, 2006	/s/Jerry W. Nix

Jerry W. Nix
Vice Chairman and Chief Financial Officer
(Principal Financial and Accounting Officer)