Form 10-Q
period 2006-06-30
GENUINE PARTS CO
filed 2006-08-04
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 1-5690
GENUINE PARTS COMPANY
(Exact name of registrant as specified in its charter)

GEORGIA	58-0254510
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2999 CIRCLE 75 PARKWAY, ATLANTA, GA	30339
(Address of principal executive offices)	(Zip Code)
(770) 953-1700
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑            No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2006

Common Stock, $1.00 par value per share	171,307,956 shares

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$189,145	$188,911
Trade accounts receivable, less allowance for doubtful accounts (2006 - $22,246; 2005 - $11,386)	1,307,071	1,186,865
Merchandise inventories – at lower of cost (substantially last-in, first-out method) or market	2,162,405	2,216,542
Prepaid expenses and other assets	192,477	214,564

TOTAL CURRENT ASSETS	3,851,098	3,806,882
Goodwill and intangible assets, less accumulated amortization	62,504	62,717
Other assets	516,216	509,644
Total property, plant and equipment, less allowance for depreciation (2006 - $557,614; 2005 - $537,244)	416,135	392,295

TOTAL ASSETS	$4,845,953	$4,771,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,018,914	$973,615
Other borrowings	-0-	881
Income taxes payable	30,881	36,296
Dividends payable	58,104	54,150
Other current liabilities	148,024	184,162

TOTAL CURRENT LIABILITIES	1,255,923	1,249,104
Long-term debt	500,000	500,000
Other long-term liabilities	116,765	114,623
Deferred income taxes	159,304	156,807
Minority interests in subsidiaries	58,635	57,047
SHAREHOLDERS’ EQUITY
Stated capital:
Preferred Stock, par value — $1 per share Authorized – 10,000,000 shares – None issued	-0-	-0-
Common Stock, par value — $1 per share Authorized – 450,000,000 shares Issued – 2006 – 171,307,956; 2005 – 173,032,697	171,308	173,033
Accumulated other comprehensive income	59,987	45,535
Retained earnings	2,524,031	2,475,389

TOTAL SHAREHOLDERS’ EQUITY	2,755,326	2,693,957

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,845,953	$4,771,538

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)
	(in thousands, except per share data)
Net sales	$2,661,805	$2,475,657	$5,215,357	$4,817,858
Cost of goods sold	1,836,623	1,714,400	3,586,698	3,320,121

Gross profit	825,182	761,257	1,628,659	1,497,737

Operating Expenses:
Selling, administrative & other expenses	612,056	564,230	1,213,415	1,111,429
Depreciation and amortization	17,632	17,189	35,255	34,260

	629,688	581,419	1,248,670	1,145,689

Income before income taxes	195,494	179,838	379,989	352,048
Income taxes	74,814	68,871	145,384	134,483

Net income	$120,680	$110,967	$234,605	$217,565

Basic net income per common share	$.70	$.64	$1.36	$1.25

Diluted net income per common share	$.70	$.63	$1.35	$1.24

Dividends declared per common share	$.3375	$.3125	$.675	$.625

Weighted average common shares outstanding	172,186	174,270	172,478	174,519

Dilutive effect of stock options and non - vested restricted stock awards	893	962	925	971

Weighted average common shares outstanding – assuming dilution	173,079	175,232	173,403	175,490

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
	Ended June 30,
	2006	2005
	(unaudited)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$234,605	$217,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,255	34,260
Share-based compensation	5,390	3,047
Excess tax benefits from share-based compensation	(1,620)	-0-
Other	3,011	(859)
Changes in operating assets and liabilities	(30,627)	63,214

NET CASH PROVIDED BY OPERATING ACTIVITIES	246,014	317,227

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(58,591)	(40,324)
Other	2,816	6,271

NET CASH USED IN INVESTING ACTIVITIES	(55,775)	(34,053)

FINANCING ACTIVITIES:
Payments on credit facilities, net of proceeds	(881)	(37)
Stock options exercised	5,157	11,569
Excess tax benefits from share-based compensation	1,620	-0-
Dividends paid	(112,426)	(107,125)
Purchase of stock	(83,475)	(61,983)

NET CASH USED IN FINANCING ACTIVITIES	(190,005)	(157,576)

NET INCREASE IN CASH AND CASH EQUIVALENTS	234	125,598

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	188,911	134,940

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$189,145	$260,538

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
In the opinion of management, all adjustments necessary for a fair statement of the Company’s financial results for the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of results for the entire year.
Note B - Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net sales:
Automotive	$1,362,230	$1,294,783	$2,590,019	$2,463,738
Industrial	773,553	702,591	1,544,780	1,389,331
Office products	427,229	401,593	893,184	812,522
Electrical/electronic materials	104,021	83,748	199,490	168,037
Other	(5,228)	(7,058)	(12,116)	(15,770)

Total net sales	$2,661,805	$2,475,657	$5,215,357	$4,817,858

Operating profit:
Automotive	$113,399	$110,780	$209,255	$206,087
Industrial	59,073	50,355	116,588	98,608
Office products	38,523	35,611	86,219	81,638
Electrical/electronic materials	6,272	4,713	11,125	8,022

Total operating profit	217,267	201,459	423,187	394,355
Interest expense, net	(6,415)	(7,263)	(13,587)	(15,210)
Other, net	(15,358)	(14,358)	(29,611)	(27,097)

Income before income taxes	$195,494	$179,838	$379,989	$352,048

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income.
Note C - Comprehensive Income
Comprehensive income was $249.1 million and $211.5 million for the six months ended June 30, 2006 and 2005, respectively. The difference between comprehensive income and net income was due to foreign currency translation adjustments and adjustments to the fair value of derivative instruments, as summarized below:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Net income	$234,605	$217,565
Other comprehensive income (loss):
Foreign currency translation	14,291	(7,448)
Derivative instruments, net of taxes	161	1,385

Total other comprehensive income (loss)	14,452	(6,063)

Comprehensive income	$249,057	$211,502

Comprehensive income for the three months ended June 30, 2006 and 2005 totaled $137.6 million and $106.9 million, respectively.
Note D – Share-Based Compensation
As more fully disclosed in Note 5 of the notes to the consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K, the Company grants options to key personnel for the purchase of the Company’s stock.
Effective January 1, 2003, the Company prospectively adopted the fair value method of accounting for stock compensation. The Company recognizes compensation expense based on the straight-line method. The adoption of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), had no significant impact on the Company’s consolidated financial statements for the year ended December 31, 2005. Until January 1, 2003, the Company had elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations in accounting for stock compensation. Under APB No. 25, no compensation expense is recognized if the exercise price of stock options equals the market price of the underlying stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, as amended, determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of SFAS No. 123.
Effective January 1, 2006 the Company adopted SFAS No. 123(R) choosing the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date and (b) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date. Compensation cost recognized for the six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Most options may be exercised not earlier than twelve months nor later than ten years from the date of grant. As of January 1, 2006, there was approximately $1.2 million of unrecognized compensation cost for all awards granted prior to January 1, 2003 to employees that remained unvested prior to the effective date of SFAS No. 123(R). This compensation cost is expected to be recognized over a weighted-average period of approximately four years. As of June 30, 2006, total compensation cost related to nonvested awards not yet recognized was approximately $26.7 million. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for shares outstanding at December 31, 2005 was approximately $56.4 million compared to approximately $45.9 million for the six months ended June 30, 2006. The aggregate intrinsic value for shares vested totaled approximately $39.0 million at December 31, 2005 compared to approximately $31.2 million at June 30, 2006. At June 30, 2006, the weighted-average contractual life for outstanding and exercisable shares was seven and six years, respectively. For the six months ended June 30, 2006, $5.4 million of share-based compensation cost was recorded compared to $3.0 million for the same period in the previous year. There have been no modifications to valuation methodologies or methods subsequent to the adoption of SFAS No. 123(R). For the six months ended June 30, 2006, the fair value for options granted was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.8%; dividend yield 2.9%; annual historical volatility factor of the expected market price of the Company’s common stock of 21%; an expected life of six years; and estimated turnover of 4.0%.
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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Net income, as reported	$110,967	$217,565
Add: Stock-based employee compensation expense related to option grants after January 1, 2003 included in reported net income, net of related tax effects	1,242	1,883
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,906)	(3,419)

Pro forma net income	$110,303	$216,029

Income per share:
Basic—as reported	$.64	$1.25

Basic—pro forma	$.63	$1.24

Diluted—as reported	$.63	$1.24

Diluted—pro forma	$.63	$1.23

A summary of the Company’s stock option activity and related information is as follows:

	Six Months Ended
	June 30, 2006
		Weighted-
	Shares	Average
	(000’s)	Exercise Price
Outstanding at beginning of period	5,589	$34
Granted (1)	1,340	44
Exercised	(431)	32
Forfeited or Expired	(61)	37

Outstanding at end of period	6,437	$35

Exercisable at end of period	3,633	$33

Weighted-average fair value of options granted during the period	$9.14

Shares available for future grants	8,000

(1)	Total includes Restricted Stock Units (“RSUs”) granted for the six months ended June 30, 2006. The weighted-average exercise price excludes RSUs.
Exercise prices for options outstanding as of June 30, 2006 ranged from approximately $21 to $44. The weighted-average remaining contractual life of all options outstanding is approximately seven years.
For the six months ended June 30, 2006, the Company granted approximately 1,246,000 Stock Appreciation Rights (“SARs”) and 94,000 RSUs. SARs represent a right to receive the excess, if any, of the fair market value of one share of common stock on the date of exercise over the grant price. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date provided certain pre-tax profit targets are achieved. The majority of awards vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis.
A summary of the Company’s nonvested share activity is as follows:

		Weighted-
		Average
	Shares	Exercise
Nonvested Shares	(000’s)	Price

Nonvested at January 1, 2006	2,369	$37
Granted	1,340	44
Vested	(844)	38
Forfeited or Expired	(45)	41

Nonvested at June 30, 2006	2,820	$38

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits related to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash inflow. For the six months ended June 30, 2006, approximately $1.6 million of excess tax benefits was classified as a financing cash inflow.
Note E – Employee Benefit Plans
Net periodic pension cost included the following components for the three months ended June 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
	(In thousands)
Service cost	$12,598	$10,469	$114	$113
Interest cost	18,092	15,907	332	326
Expected return on plan assets	(24,934)	(21,966)	—	—
Amortization of prior service (income) cost	(117)	(107)	93	93
Amortization of actuarial loss	6,623	3,868	323	303

Net periodic pension cost	$12,262	$8,171	$862	$835

Net periodic pension cost included the following components for the six months ended June 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
	(In thousands)
Service cost	$25,159	$20,939	$228	$226
Interest cost	36,129	31,814	664	652
Expected return on plan assets	(49,789)	(43,933)	—	—
Amortization of prior service (income) cost	(236)	(215)	186	186
Amortization of actuarial loss	13,227	7,736	645	606

Net periodic pension cost	$24,490	$16,341	$1,723	$1,670

Pension benefits also include amounts related to a supplemental retirement plan.
Note F – Guarantees
In June 2003, the Company completed an amended and restated master agreement to our $85 million construction and lease agreement (the “Agreement”). The lessor in the Agreement is an independent third-party limited liability company, which has as its sole member a publicly traded corporation. Properties acquired by the lessor are constructed and/or then leased to the Company under operating lease agreements. No additional properties are being added to this Agreement because the construction term has ended. The Company does not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). In addition, the Company has verified that even if the lessor was determined to be a variable interest entity, the Company would not have to consolidate the lessor nor the assets and liabilities associated with properties leased to the Company. This is because the assets leased under the Agreement do not exceed 50% of the total fair value of the lessor’s assets, excluding any assets that should be excluded from such calculation under FIN No. 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding. The Agreement has been accounted for as an operating lease under SFAS No. 13. Rent expense related to the Agreement is recorded under Selling, General and Administrative Expenses in our Consolidated Statements of Income and was $2.3 and $1.5 million for the six months ended June 30, 2006 and 2005, respectively.

This Agreement, having a term of six years expiring in 2009, contains residual value guarantee provisions and other guarantees that would become due in the event of a default under the operating lease agreement or at the expiration of the operating lease agreement if the fair value of the leased properties is less than the guaranteed residual value. The maximum amount of the Company’s potential guarantee obligation, representing the residual value guarantee, at June 30, 2006, is approximately $72,640,000. The Company believes the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.
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
At June 30, 2006, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $178,500,000. These loans generally mature over periods from one to ten years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
Effective January 1, 2003, the Company adopted FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In accordance with FIN No. 45 and based on available information, the Company has accrued for those guarantees related to the independent and affiliates’ borrowings and the construction and lease agreement as of June 30, 2006. These liabilities are not material to the financial position of the Company and are included in other-long term liabilities in the accompanying condensed consolidated balance sheet.
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
Forward-Looking Statements
Some statements in this report constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that its forward-looking statements involve risks and uncertainties. The Company does not undertake to update its forward-looking statements, which reflect the Company’s beliefs, expectations and plans as of the present time. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company’s products and services, the ability to maintain favorable supplier arrangements and relationships, competitive product and pricing pressures, including internet related initiatives, the effectiveness of the Company’s promotional, marketing and advertising programs, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as the risks and uncertainties discussed in “Item 1A. Risk Factors” in the Company’s 2005 Annual Report on Form 10-K and from time to time in other Company filings with the Securities and Exchange Commission. Readers are cautioned that other factors not listed here could materially impact the Company’s future earnings, financial position and cash flows. You should not place undue reliance upon forward-looking statements contained herein and should carefully read the 2005 Annual Report on Form 10-K and other reports that the Company has filed and will, from time to time, file with the Securities and Exchange Commission.
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the first six months of 2006, business was conducted throughout the United States, Canada and Mexico from approximately 1,900 locations.
We recorded consolidated net income of $234.6 million for the six months ended June 30, 2006, compared to consolidated net income of $217.6 million in the same period last year, an increase of 8%.
During the second quarter of 2006, the Company continued to focus on initiatives to grow sales and earnings. Such initiatives include product line expansion, the penetration of new markets and a variety of gross margin and cost savings initiatives. For several periods now, our growth initiatives have enabled us to further capitalize on the favorable economic conditions and industry trends in the markets we serve. As a result, we have reported improved performance for the six months ended June 30, 2006.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Company’s critical accounting policies that the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management believes that as of June 30, 2006, there have been no material changes to this information.
Sales
Sales for the second quarter of 2006 were $2.7 billion, an increase of 8% compared to $2.5 billion for the same period in 2005. For the six months ended June 30, 2006, sales were $5.2 billion compared to $4.8 billion for the same period last year, which was an increase of 8%. The sales growth in the quarter and for the year was driven primarily by our internal growth initiatives across all our businesses, as well as by continued favorable economic conditions and positive industry trends.
Sales for the Automotive Parts Group increased 5% in the second quarter and for the six months ended June 30, 2006. Our on-going initiatives in the Automotive Parts Group continue to be effective for us, and the market conditions in the automotive aftermarket remain favorable. The Industrial Products Group increased sales by 10% in the second quarter of 2006, and for the six months ended June 30, 2006 sales increased 11% compared to the same period in 2005. The market indices for this group were strong throughout the quarter and reflect continued manufacturing expansion. Sales for the Office Products Group for the second quarter of 2006 increased 6% over the same period in 2005, and for the first half of 2006 sales have grown 10% compared to the first half of 2005. While the second quarter increase was down from the 13% increase in the first quarter, it is in line with our growth expectations for this group. The employment numbers for the service sector continue to expand and fit well with our initiatives for the Office Products Group. Sales for the Electrical/Electronic Materials Group increased 24% for the second quarter of 2006 compared to the second quarter of 2005. Through the six months of 2006, sales have increased 19% compared to the same period in 2005. The expanding industrial economy and market share gains continue to improve and increase for this group.
Cost of Goods Sold/Expenses
Cost of goods sold for the second quarter of 2006 was $1.84 billion compared to $1.71 billion for the second quarter of 2005. As a percent of sales, cost of goods sold decreased from 69.25% to 69.00% for the three months ended June 30, 2006. For the six months ended June 30, 2006, cost of goods sold was $3.59 billion compared to $3.32 billion last year and as a percent of sales decreased from 68.91% to 68.77%. The decreases in cost of goods sold as a percent of sales for the three and six month periods ended June 30, 2006 partially reflect the impact of our initiatives to improve gross margins. These include initiatives to enhance product price and mix. The Company has also experienced certain price increases in its businesses in 2006, and we have worked with our customers to pass most of these along to them. For the six months ended June 30, 2006, cumulative pricing is up .4% in Automotive, .5% in Industrial, 1.3% in Office Products and 4.3% in Electrical.
Selling, administrative and other expenses of $629.7 million increased slightly to 23.66% of sales for the second quarter of 2006 compared to 23.49% for the same period of the prior year. For the six months ended June 30, 2006, these expenses totaled $1.25 billion and increased to 23.94% of sales compared to 23.78% for the same period in 2005. The increase in these expenses can be primarily attributed to increased costs for freight and delivery and for performance based employee compensation, including bonuses and stock options, employee benefits, pension, insurance and legal and professional fees, none of which, individually, was material.
Operating Profit
Operating profit as a percentage of sales was 8.2% for the three months ended June 30, 2006 compared to 8.1% for the same period of the previous year. For the six months ended June 30, 2006, operating profit as a percentage of sales was 8.1% as compared to 8.2% for the same period of the previous year.
The Automotive Parts Group’s operating profit increased 2% in the second quarter of 2006, and its operating profit margin of 8.3% was down from 8.6% for the three months ended June 30, 2006 compared to the second quarter of 2005. For the six months ended June 30, 2006, the group’s operating profit increased 2% and its operating profit margin decreased to 8.1% from 8.4% for the same period last year. The decrease in operating profit margin for this group is mainly due to higher costs, such as freight and delivery expense and employee benefits. The Industrial Products Group had a 17% increase in operating profit in the second quarter of 2006, and the operating profit margin for this group increased to 7.6% from 7.2% for the same period of the previous year. Operating profit increased 18% for the six months ended June 30, 2006 compared to the same 2005 period and its operating profit margin was up from 7.1% for the same period last year to 7.5% in the same 2006 period. The increase in operating profit margin for this group is generally due to gross margin improvement and expense leverage gained from strong sales growth. For the three month period ended June 30, 2006, the Office Products Group’s operating profit increased 8% and operating profit margin increased slightly to 9.0%. This group’s operating profit margin was 9.7% for the six months ended June 30, 2006, down from 10.0% in the same period in the previous year. The Electrical /Electronic Materials Group increased its operating profit for the second quarter by 33%, and its operating margin increased to 6.0% compared to 5.6% in the second quarter of the previous year. For the six months ended June 30, 2006, the group increased its operating profit by 39%, and its operating profit margin improved to 5.6% from 4.8% for the six months ended June 30, 2005.
Income Taxes
The effective income tax rate was 38.3% for both the three and six month periods ended June 30, 2006 and consistent with 38.2% for the six months ended June 30, 2005 and 38.3% for the same three month period of the previous year.

Net Income
Net Income for the three months ended June 30, 2006 was $120.7 million, an increase of 9%, as compared to $111.0 million for the second quarter of 2005. On a per share diluted basis, net income was $.70, up 11% compared to $.63 for the second quarter of last year. Net income for the six months was $234.6 million, an increase of 8% over $217.6 million recorded in the previous year. Earnings per share on a diluted basis were $1.35, up 9% compared to $1.24 for the same six month period of the previous year.
Share-Based Compensation
Effective January 1, 2006 the Company adopted SFAS No. 123(R) choosing the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date and (b) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date. Compensation cost recognized for the six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Most options may be exercised not earlier than twelve months nor later than ten years from the date of grant. As of January 1, 2006, there was approximately $1.2 million of unrecognized compensation cost for all awards granted prior to January 1, 2003 to employees that remained unvested prior to the effective date of SFAS No. 123(R). This compensation cost is expected to be recognized over a weighted-average period of approximately four years. As of June 30, 2006, total compensation cost related to nonvested awards not yet recognized was approximately $26.7 million. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. For the six months ended June 30, 2006, $5.4 million of share-based compensation cost was recorded as compared to $3.0 million for the same period in the previous year. There have been no modifications to valuation methodologies or methods subsequent to the adoption of SFAS No. 123(R).
Financial Condition
The major balance sheet categories at June 30, 2006 were relatively consistent with the December 31, 2005 balance sheet categories. Cash balances remained constant at $189 million for the six months ended June 30, 2006. Cash generated from operations of $246 million was primarily used to pay dividends of $112 million, repurchase approximately $84 million of the Company’s stock and invest in the Company via capital expenditures of $59 million. Accounts receivable increased $120.2 million or 10%, which is in line with the Company’s overall sales increase. Inventory decreased $54.1 million or 2% compared to December 31, 2005, which reflects the Company’s planned inventory reduction initiatives. Prepaid expenses and other current assets decreased 10% or $22.1 million compared to December 31, 2005, primarily due to collected volume incentives. Other assets increased $6.6 million or 1% from December 31, 2005, due primarily to the Company’s annual pension contribution paid in the first half of 2006. Accounts payable increased $45.3 million or 5% due primarily to increased purchases made in the three months ended June 30, 2006, compared to December 31, 2005. The Company’s long-term debt is discussed in detail below.
Liquidity and Capital Resources
Long-term debt, which matures in approximately two and five years is at fixed rates of interest and remained unchanged at $500 million as of June 30, 2006, compared to December 31, 2005.
The ratio of current assets to current liabilities remained unchanged at 3.1 to 1 at June 30, 2006, compared to December 31, 2005. The Company believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is provided elsewhere herein and in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in market risk from the information provided under Item 7A in the Company’s Annual Report on Form10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities and Exchange Commission that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
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
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares That May Yet
	Number of	Average	as Part of Publicly	Be Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	Per Share	or Programs	Programs

April 1, 2006 through April 30, 2006	168,182	$43.92	168,182	2,564,221

May 1, 2006 through May 31, 2006	422,290	$43.21	422,290	2,141,931

June 1, 2006 through June 30, 2006	853,315	$41.36	853,315	1,288,616

Totals	1,443,787	$42.20	1,443,787	1,288,616

On April 19, 1999, the Board of Directors authorized the repurchase of 15 million shares, and such repurchase plan was announced on April 20, 1999. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. There were no other share repurchase plans outstanding as of June 30, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The 2006 Annual Meeting of Shareholders of the Company was held on April 17, 2006.

(b)	At the Annual Meeting, the shareholders elected four Class II directors with terms to expire at the 2009 Annual Meeting and one Class I director with a term to expire at the 2008 Annual Meeting; subject, however, to shareholder approval of the amendment to the Restated Articles of Incorporation described in paragraph (c) below. As to the following named individuals, the holders of the Company’s Common Stock voted as follows:

Class II

Name	For	Withhold Authority
Dr. Mary B. Bullock	154,342,916	1,856,180
Richard W. Courts II	153,806,431	2,392,665
Jerry W. Nix	148,960,037	7,239,059
Larry L. Prince	152,292,975	3,906,121
Class I

Name	For	Withhold Authority
Gary W. Rollins	154,132,616	2,066,480
The following individuals’ term of office as a director continued after the Annual Meeting:

Class I	Class III
Thomas C. Gallagher	Jean Douville
John D. Johns	Michael Johns
Lawrence G. Steiner	J. Hicks Lanier
Wendy B. Needham
(c)	The shareholders also approved an amendment to the Restated Articles of Incorporation to provide for the annual election of directors. The holders of 153,538,649 shares of Common Stock voted in favor of the amendment, holders of 1,565,128 shares voted against, holders of 1,095,319 shares abstained, and there were no broker non-votes. As a result of the shareholders’ approval of the amendment, directors will be elected annually commencing at the 2007 Annual Meeting of Shareholders and all directors will then serve one year terms rather than three year terms.

(d)	The shareholders approved the adoption of the 2006 Long-Term Incentive Plan. The holders of 132,204,279 shares of Common Stock voted in favor of the adoption of the plan, holders of 8,460,241 shares voted against, holders of 1,328,457 shares abstained, and there were 14,206,119 broker non-votes.

(e)	The shareholders ratified the selection of Ernst & Young LLP as independent auditors of the Company for 2006. The holders of 152,619,332 shares of Common Stock voted in favor of the ratification, holders of 2,358,542 shares voted against, holders of 1,221,222 shares abstained, and there were no broker non-votes.
Item 6. Exhibits
(a)	The following exhibits are filed as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 17, 2006 (incorporated herein by reference from the Company’s Current Report on Form 8-K dated April 17, 2006).

Exhibit 3.2	Bylaws of the Company, as amended (incorporated herein by reference from the Company’s Current Report on Form 8-K dated April 17, 2006).

Exhibit 10.1	Genuine Parts Company 2006 Long-Term Incentive Plan (incorporated herein by reference from the Company’s Current Report on Form 8-K dated April 17, 2006).

Exhibit 31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

Exhibit 31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company
(Registrant)

Date August 4, 2006	/s/ Jerry W. Nix

Jerry W. Nix
Vice Chairman and Chief Financial Officer
(Principal Financial and Accounting Officer)