Form 10-Q
period 2006-09-30
GENUINE PARTS CO
filed 2006-11-06
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☑                    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common Stock, $1.00 par value per share	170,402,985 shares

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$214,394	$188,911
Trade accounts receivable, less allowance for doubtful accounts (2006 - $30,671; 2005 - $11,386)	1,301,384	1,186,865
Merchandise inventories — at lower of cost (substantially last-in, first-out method) or market	2,189,845	2,216,542
Prepaid expenses and other assets	212,908	214,564

TOTAL CURRENT ASSETS	3,918,531	3,806,882
Goodwill and intangible assets, less accumulated amortization	62,398	62,717
Other assets	499,890	509,644
Total property, plant and equipment, less allowance for depreciation (2006 - $568,687; 2005 - $537,244)	431,123	392,295

TOTAL ASSETS	$4,911,942	$4,771,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,013,215	$973,615
Other borrowings	-0-	881
Income taxes payable	27,334	36,296
Dividends payable	57,616	54,150
Other current liabilities	178,137	184,162

TOTAL CURRENT LIABILITIES	1,276,302	1,249,104
Long-term debt	500,000	500,000
Other long-term liabilities	130,294	114,623
Deferred income taxes	160,764	156,807
Minority interests in subsidiaries	59,570	57,047
SHAREHOLDERS’ EQUITY
Stated capital:
Preferred Stock, par value — $1 per share
Authorized — 10,000,000 shares — None issued	-0-	-0-
Common Stock, par value — $1 per share
Authorized — 450,000,000 shares
Issued — 2006 - 170,402,985; 2005 - 173,032,697	170,403	173,033
Accumulated other comprehensive income	60,524	45,535
Retained earnings	2,554,085	2,475,389

TOTAL SHAREHOLDERS’ EQUITY	2,785,012	2,693,957

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,911,942	$4,771,538

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
	(Unaudited)
	(in thousands, except per share data)
Net sales	$2,699,641	$2,555,503	$7,914,998	$7,373,361
Cost of goods sold	1,868,346	1,777,001	5,455,044	5,097,122

Gross profit	831,295	778,502	2,459,954	2,276,239
Operating Expenses:
Selling, administrative & other expenses	614,209	581,234	1,827,624	1,692,663
Depreciation and amortization	20,236	17,169	55,491	51,429

	634,445	598,403	1,883,115	1,744,092
Income before income taxes	196,850	180,099	576,839	532,147
Income taxes	75,517	69,223	220,901	203,706

Net income	$121,333	$110,876	$355,938	$328,441

Basic net income per common share	$.71	$.64	$2.07	$1.88

Diluted net income per common share	$.71	$.63	$2.06	$1.87

Dividends declared per common share	$.3375	$.3125	$1.0125	$.9375

Weighted average common shares outstanding	170,912	173,929	171,950	174,320
Dilutive effect of stock options and non-vested restricted stock awards	825	956	897	968

Weighted average common shares outstanding — assuming dilution	171,737	174,885	172,847	175,288

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended September 30,
	2006	2005
	(unaudited)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$355,938	$328,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,491	51,429
Share-based compensation	8,669	4,873
Excess tax benefits from share-based compensation	(1,820)	-0-
Other	4,248	1,833
Changes in operating assets and liabilities	(6,317)	107,251

NET CASH PROVIDED BY OPERATING ACTIVITIES	416,209	493,827
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(93,155)	(59,310)
Other	(11,614)	11,428

NET CASH USED IN INVESTING ACTIVITIES	(104,769)	(47,882)
FINANCING ACTIVITIES:
Payments on credit facilities, net of proceeds	(881)	(59)
Stock options exercised	6,183	16,021
Excess tax benefits from share-based compensation	1,820	-0-
Dividends paid	(170,530)	(161,536)
Purchase of stock	(122,549)	(95,806)

NET CASH USED IN FINANCING ACTIVITIES	(285,957)	(241,380)

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,483	204,565
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	188,911	134,940

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$214,394	$339,505

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
In the opinion of management, all adjustments necessary for a fair statement of the Company’s financial results for the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of results for the entire year.
Note B — Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net sales:
Automotive	$1,345,595	$1,329,083	$3,935,614	$3,792,821
Industrial	791,650	711,201	2,336,430	2,100,532
Office products	459,093	437,799	1,352,277	1,250,321
Electrical/electronic materials	107,356	87,041	306,846	255,078
Other	(4,053)	(9,621)	(16,169)	(25,391)

Total net sales	$2,699,641	$2,555,503	$7,914,998	$7,373,361

Operating profit:
Automotive	$112,135	$108,551	$321,390	$314,638
Industrial	62,031	53,680	178,619	152,288
Office products	35,344	33,638	121,563	115,276
Electrical/electronic materials	6,059	4,694	17,184	12,716

Total operating profit	215,569	200,563	638,756	594,918
Interest expense, net	(6,708)	(8,159)	(20,295)	(23,369)
Other, net	(12,011)	(12,305)	(41,622)	(39,402)

Income before income taxes	$196,850	$180,099	$576,839	$532,147

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income.

Note C — Comprehensive Income
Comprehensive income was $370.9 million and $344.4 million for the nine months ended September 30, 2006 and 2005, respectively. The difference between comprehensive income and net income was due to foreign currency translation adjustments and adjustments to the fair value of derivative instruments, as summarized below:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Net income	$355,938	$328,441
Other comprehensive income:
Foreign currency translation	14,747	12,667
Derivative instruments, net of taxes	242	3,290

Total other comprehensive income	14,989	15,957

Comprehensive income	$370,927	$344,398

Comprehensive income for the three months ended September 30, 2006 and 2005 totaled $121.9 million and $132.9 million, respectively.
Note D — Recently Issued Accounting Pronouncements
On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold in which a tax position be reached before financial statement recognition. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 as of January 1, 2007, as required. While the Company has not yet completed its analysis, we do not expect that the adoption of FIN No. 48 will have a significant impact on the Company’s financial position and results of operations.
On September 15, 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS No. 157 will have a significant impact on the Company’s consolidated financial statements.
On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the consolidated balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006. The Company will adopt the balance sheet recognition provisions of SFAS No. 158 at December 31, 2006. As the adjustment at December 31, 2006 will be actuarially determined based upon economic conditions in place at December 31, 2006, the Company is not currently able to estimate the effects of the adoption of SFAS No. 158. However, had SFAS No. 158 been in effect at December 31, 2005, total assets would have been reduced by $398.0 million, the deferred tax liabilities would have been reduced by $196.8 million, other liabilities would have been increased by $104.2 million and stockholders’ equity would have been reduced by approximately $305.4 million. SFAS No. 158 has no impact on the consolidated statement of income for the year ended December 31, 2006.

Note E — Share-Based Compensation
The Company maintains various Long-Term Incentive Plans, which provide for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance rewards, dividend equivalents and other share-based awards.
Effective January 1, 2003, the Company prospectively adopted the fair value method of accounting for stock compensation. The Company recognizes compensation expense based on the straight-line method. The adoption of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), had no significant impact on the Company’s consolidated financial statements for the year ended December 31, 2005. Until January 1, 2003, the Company had elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations in accounting for stock compensation. Under APB No. 25, no compensation expense is recognized if the exercise price of stock options equals or exceeds the market price of the underlying stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, as amended, determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of SFAS No. 123.
Effective January 1, 2006 the Company adopted SFAS No. 123(R) choosing the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date and (b) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date. Compensation cost recognized for the nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Most options may be exercised not earlier than twelve months nor later than ten years from the date of grant. As of January 1, 2006, there was approximately $1.2 million of unrecognized compensation cost for all awards granted prior to January 1, 2003 to employees that remained unvested prior to the effective date of SFAS No. 123(R). This compensation cost is expected to be recognized over a weighted-average period of approximately four years. As of September 30, 2006, total compensation cost related to nonvested awards not yet recognized was approximately $23.5 million. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for shares outstanding at December 31, 2005 was approximately $56.4 million compared to approximately $52.0 million for the nine months ended September 30, 2006. The aggregate intrinsic value for shares vested totaled approximately $39.0 million at December 31, 2005 compared to approximately $36.0 million at September 30, 2006. At September 30, 2006, the weighted-average contractual life for outstanding and exercisable shares was seven and six years, respectively. For the nine months ended September 30, 2006, $8.7 million of share-based compensation cost was recorded compared to $4.9 million for the same period in the previous year. There have been no modifications to valuation methodologies or methods subsequent to the adoption of SFAS No. 123(R). For the nine months ended September 30, 2006, the fair value for options granted was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.8%; dividend yield 2.9%; annual historical volatility factor of the expected market price of the Company’s common stock of 21%; an expected life of six years; and estimated turnover of 4.0%.

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

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$110,876	$328,441
Add: Stock-based employee compensation expense related to option grants after January 1, 2003 included in reported net income, net of related tax effects	1,125	3,008
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,594)	(5,013)

Pro forma net income	$110,407	$326,436

Income per share:
Basic—as reported	$.64	$1.88

Basic—pro forma	$.63	$1.87

Diluted—as reported	$.63	$1.87

Diluted—pro forma	$.63	$1.86

A summary of the Company’s stock option activity and related information is as follows:

	Nine Months Ended
	September 30, 2006
		Weighted-
	Shares	Average
	(000's)	Exercise Price
Outstanding at beginning of period	5,589	$34
Granted (1)	1,340	44
Exercised	(505)	32
Forfeited or Expired	(71)	37

Outstanding at end of period	6,353	$35

Exercisable at end of period	3,556	$33

Weighted-average fair value of options granted during the period	$9.14

Shares available for future grants	8,000

(1)	Total includes Restricted Stock Units (“RSUs”) granted for the nine months ended September 30, 2006. The weighted-average exercise price excludes RSUs. Exercise prices for options outstanding as of September 30, 2006 ranged from approximately $21 to $44. The weighted-average remaining contractual life of all options outstanding is approximately seven years.

For the nine months ended September 30, 2006, the Company granted approximately 1,246,000 Stock Appreciation Rights (“SARs”) and 94,000 RSUs. SARs represent a right to receive the excess, if any, of the fair market value of one share of common stock on the date of exercise over the grant price. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date provided certain pre-tax profit targets are achieved. The majority of awards vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis.
A summary of the Company’s nonvested share activity is as follows:

		Weighted-
		Average
	Shares	Exercise
Nonvested Shares	(000's)	Price
Nonvested at January 1, 2006	2,369	$37
Granted	1,340	44
Vested	(856)	38
Forfeited or Expired	(56)	38

Nonvested at September 30, 2006	2,797	$38

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits related to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash inflow. For the nine months ended September 30, 2006, approximately $1.8 million of excess tax benefits was classified as a financing cash inflow.

Note F — Employee Benefit Plans
Net periodic pension cost included the following components for the three months ended September 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
	(In thousands)
Service cost	$12,599	$10,469	$114	$113
Interest cost	18,092	15,907	332	326
Expected return on plan assets	(25,275)	(21,966)	—	—
Amortization of prior service (income) cost	(115)	(107)	93	93
Amortization of actuarial loss	6,567	3,868	323	303

Net periodic pension cost	$11,868	$8,171	$862	$835

Net periodic pension cost included the following components for the nine months ended September 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
	(In thousands)
Service cost	$37,758	$31,408	$342	$339
Interest cost	54,221	47,721	996	978
Expected return on plan assets	(75,064)	(65,899)	—	—
Amortization of prior service (income) cost	(351)	(322)	279	279
Amortization of actuarial loss	19,794	11,604	968	909

Net periodic pension cost	$36,358	$24,512	$2,585	$2,505

Pension benefits also include amounts related to a supplemental retirement plan. Through the nine months ended September 30, 2006, the Company contributed $30 million into the pension plan.
Note G — Guarantees
In June 2003, the Company completed an amended and restated master agreement to our $85 million construction and lease agreement (the “Agreement”). The lessor in the Agreement is an independent third-party limited liability company, which has as its sole member a publicly traded corporation. Properties acquired by the lessor are constructed and/or then leased to the Company under operating lease agreements. No additional properties are being added to this Agreement because the construction term has ended. The Company does not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). In addition, the Company has verified that even if the lessor was determined to be a variable interest entity, the Company would not have to consolidate the lessor nor the assets and liabilities associated with properties leased to the Company. This is because the assets leased under the Agreement do not exceed 50% of the total fair value of the lessor’s assets, excluding any assets that should be excluded from such calculation under FIN No. 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding. The Agreement has been accounted for as an operating lease under SFAS No. 13. Rent expense related to the Agreement is recorded under selling, general and administrative expenses in our consolidated statements of income and was $3.6 and $2.4 million for the nine months ended September 30, 2006 and 2005, respectively.
This Agreement, having a term of six years expiring in 2009, contains residual value guarantee provisions and other guarantees that would become due in the event of a default under the operating lease agreement or at the expiration of the operating lease agreement if the fair value of the leased properties is less than the guaranteed residual value. The maximum amount of the Company’s potential guarantee obligation, representing the residual value guarantee, at September 30, 2006, is approximately $72.6 million. The Company believes the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

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
At September 30, 2006, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $180.3 million. These loans generally mature over periods from one to ten years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
Effective January 1, 2003, the Company adopted FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In accordance with FIN No. 45 and based on available information, the Company has accrued for those guarantees related to the independent and affiliates’ borrowings and the construction and lease agreement as of September 30, 2006. These liabilities are not material to the financial position of the Company and are included in other-long term liabilities in the accompanying condensed consolidated balance sheets.
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
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the first nine months of 2006, business was conducted throughout the United States, Canada and Mexico from approximately 1,900 locations.
We recorded consolidated net income of $355.9 million for the nine months ended September 30, 2006, compared to consolidated net income of $328.4 million in the same period last year, an increase of 8%.

During the third quarter and nine months of 2006, the Company continued to focus on initiatives to grow sales and earnings. Such initiatives included new products, product line expansion, the penetration of new markets and a variety of gross margin and cost savings initiatives. For several periods now, our growth initiatives have enabled us to further capitalize on the favorable economic conditions and industry trends in the markets we serve. As a result, we have reported improved performance for the nine months ended September 30, 2006.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Company’s critical accounting policies that the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management believes that as of September 30, 2006, there have been no material changes to this information.
Sales
Sales for the third quarter of 2006 were $2.7 billion, an increase of 6% compared to $2.6 billion for the same period in 2005. For the nine months ended September 30, 2006, sales were $7.9 billion compared to $7.4 billion for the same period last year, which was an increase of 7%. The sales growth in the quarter and for the year to date was driven primarily by our internal growth initiatives across all our businesses, as well as by continued favorable economic conditions and positive industry trends.
Sales for the Automotive Parts Group increased 1% in the third quarter as compared to the same period in the previous year and 4% for the nine months ended September 30, 2006, as compared to the same period in 2005. We expect on-going initiatives in the Automotive Parts Group to provide further growth opportunities for us, and the demographics in the automotive aftermarket remain favorable. The Industrial Products Group increased sales by 11% in the third quarter and nine months ended September 30, 2006, as compared to the same periods in 2005. The market indices for this group remain strong and reflect continued manufacturing expansion. Sales for the Office Products Group for the third quarter of 2006 increased 5% over the same period in 2005, and for the nine months ended September 30, 2006 sales have grown 8% compared to the nine months ended September 30, 2005. The third quarter increase, after consideration of one less sales day relative to the same period in 2005, was in line with our growth expectations for this group. The employment numbers for the service sector continue to expand and fit well with our initiatives for the Office Products Group. Sales for the Electrical/Electronic Materials Group increased 23% for the third quarter of 2006 compared to the third quarter of 2005. Through the nine months of 2006, sales have increased 20% compared to the same period in 2005. The expanding industrial economy and market share gains continue to favorably impact the sales for this group.
Cost of Goods Sold/Expenses
Cost of goods sold for the third quarter of 2006 was $1.87 billion compared to $1.78 billion for the third quarter of 2005. As a percent of sales, cost of goods sold decreased from 69.54% to 69.21% for the three months ended September 30, 2006. For the nine months ended September 30, 2006, cost of goods sold was $5.46 billion compared to $5.10 billion last year and as a percent of sales decreased from 69.13% to 68.92%. The decreases in cost of goods sold as a percent of sales for the three and nine month periods ended September 30, 2006 partially reflect the impact of our initiatives to improve gross margins. These include initiatives to enhance product price and mix. The Company has also experienced certain price increases in its businesses in 2006, and we have worked with our customers to pass most of these along to them. For the nine months ended September 30, 2006, cumulative pricing is up 0.9% in Automotive, 1.7% in Industrial, 2.3% in Office Products and 6.1% in Electrical/Electronic.

Selling, administrative and other expenses of $634.4 million increased slightly to 23.50% of sales for the third quarter of 2006 compared to $598.4 or 23.42% of sales for the same period of the prior year. For the nine months ended September 30, 2006, these expenses totaled $1.88 billion and increased to 23.79% of sales compared to 23.65% for the same period in 2005. The increase in these expenses can be primarily attributed to increased costs for freight and delivery and for performance based employee compensation, including bonuses and stock options, employee benefits, pension, insurance and legal and professional fees, none of which, individually, was material.
Operating Profit
Operating profit as a percent of sales was 8.0% for the three months ended September 30, 2006 compared to 7.8% for the same period of the previous year. For the nine months ended September 30, 2006, operating profit as a percentage of sales remained unchanged at 8.1% as compared to the same period of the previous year.
The Automotive Parts Group’s operating profit increased 3% in the third quarter of 2006, and its operating profit margin of 8.3% for the three months ended September 30, 2006 was up from 8.2% for the third quarter of 2005. For the nine months ended September 30, 2006, the group’s operating profit increased 2% and its operating profit margin decreased to 8.2% from 8.3% for the same period last year. The year to date decrease in operating profit margin for this group is mainly due to higher costs, such as freight and delivery expense and employee benefits. The Industrial Products Group had a 16% increase in operating profit in the third quarter of 2006, and the operating profit margin for this group increased to 7.8% from 7.5% for the same period of the previous year. Operating profit increased 17% for the nine months ended September 30, 2006 compared to the same 2005 period and the group’s operating profit margin was up from 7.2% last year to 7.6% for the nine months in 2006. The increase in operating profit margin for this group is generally due to gross margin improvement and expense leverage gained from strong sales growth. For the three month period ended September 30, 2006, the Office Products Group’s operating profit increased 5% and operating profit margin remained unchanged at 7.7% as compared to the same period of the previous year. This group’s operating profit margin was 9.0% for the nine months ended September 30, 2006, down from 9.2% in the same period of the previous year. The Electrical /Electronic Materials Group increased its operating profit for the third quarter by 29%, and its operating margin increased to 5.6% compared to 5.4% in the third quarter of the previous year. For the nine months ended September 30, 2006, the group increased its operating profit by 35%, and its operating profit margin improved to 5.6% from 5.0% for the nine months ended September 30, 2005.
Income Taxes
The effective income tax rate was 38.4% for the three month period ended September 30, 2006 and remained unchanged as compared to the same period of the previous year. The effective income tax rate for the nine months ended September 30, 2006 was 38.3% and remained unchanged as compared to the same period of the previous year.
Net Income
Net income for the three months ended September 30, 2006 was $121.3 million, an increase of 9%, as compared to $110.9 million for the third quarter of 2005. On a per share diluted basis, net income was $.71, up 13% compared to $.63 for the third quarter of last year. Net income for the nine months was $355.9 million, an increase of 8% over $328.4 million recorded in the previous year. Earnings per share on a diluted basis were $2.06, up 10% compared to $1.87 for the same nine month period of the previous year.
Share-Based Compensation
Effective January 1, 2006 the Company adopted SFAS No. 123(R) choosing the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date and (b) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date. Compensation cost recognized for the nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Most options may be exercised not earlier than twelve months nor later than ten years from the date of grant. As of

January 1, 2006, there was approximately $1.2 million of unrecognized compensation cost for all awards granted prior to January 1, 2003 to employees that remained unvested prior to the effective date of SFAS No. 123(R). This compensation cost is expected to be recognized over a weighted-average period of approximately four years. As of September 30, 2006, total compensation cost related to nonvested awards not yet recognized was approximately $23.5 million. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. For the nine months ended September 30, 2006, $8.7 million of share-based compensation cost was recorded as compared to $4.9 million for the same period in the previous year. There have been no modifications to valuation methodologies or methods subsequent to the adoption of SFAS No. 123(R).
Financial Condition
The major balance sheet categories at September 30, 2006 were relatively consistent with the December 31, 2005 balance sheet categories. Cash balances increased $25.5 million from December 31, 2005, due primarily to increased income and overall inventory management. Cash generated from operations of $416.2 million was primarily used to pay dividends of $170.5 million, repurchase approximately $122.5 million of the Company’s stock and invest in the Company via capital expenditures of $93.2 million. Accounts receivable increased $114.5 million or 10%, which is primarily due to the Company’s overall sales increase and acquisitions within our Industrial Parts Group. Inventory decreased $26.7 million or 1% compared to December 31, 2005, which reflects the Company’s planned inventory reduction initiatives. Prepaid expenses and other current assets decreased 1% or $1.7 million compared to December 31, 2005, primarily due to collected volume incentives. Other assets decreased $9.8 million or 2% from December 31, 2005, due primarily to the Company’s annual pension contribution paid in the first half of 2006, net of expense. Accounts payable increased $39.6 million or 4% due primarily to increased purchases made in the three months ended September 30, 2006, compared to December 31, 2005. The Company’s long-term debt is discussed in detail below.
Liquidity and Capital Resources
Long-term debt, which matures in approximately two and five years is at fixed rates of interest and remained unchanged at $500 million as of September 30, 2006, compared to December 31, 2005.
The ratio of current assets to current liabilities remained unchanged at 3.1 to 1 at September 30, 2006, compared to December 31, 2005. The Company believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
Employee Benefit Plans
On September 29, 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the consolidated balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006. The Company will adopt the balance sheet recognition provisions of SFAS No. 158 at December 31, 2006. As the adjustment at December 31, 2006 will be actuarially determined based upon economic conditions in place at December 31, 2006, the Company is not currently able to estimate the effects of the adoption of SFAS No. 158. However, had SFAS No. 158 been in effect at December 31, 2005, total assets would have been reduced by $398.0 million, the deferred tax liabilities would have been reduced by $196.8 million, other liabilities would have been increased by $104.2 million and stockholders’ equity would have been reduced by approximately $305.4 million. SFAS No. 158 has no impact on the consolidated statement of income for the year ended December 31, 2006.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information called for by this item is provided elsewhere herein and in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in market risk from the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number of
	Total	Average	Total Number of Shares	Shares That May Yet
	Number of	Price	Purchased as Part of	Be Purchased Under
	Shares	Paid Per	Publicly Announced	the Plans or
Period	Purchased	Share	Plans or Programs	Programs
July 1, 2006 through July 31, 2006	6,200	$41.68	6,200	1,282,416
August 1, 2006 through August 31, 2006	617,485	$41.00	617,485	15,664,931
September 1, 2006 through September 30, 2006	323,930	$41.68	323,930	15,341,001

Totals	947,615	$41.23	947,615	15,341,001

On April 19, 1999, the Board of Directors authorized the repurchase of 15 million shares, and such repurchase plan was announced on April 20, 1999. On August 21, 2006, the Board of Directors increased the number of shares authorized for repurchase by 15 million shares. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. There were no other share repurchase plans outstanding as of September 30, 2006.

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

Genuine Parts Company (Registrant)
Date: November 6, 2006	/s/ Jerry W. Nix
Jerry W. Nix
Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).
31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.