Form 10-K
period 2006-12-31
GENUINE PARTS CO
filed 2007-02-28
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,917,073,000 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2007
Common Stock, $1 par value per share	170,490,987 shares

Specifically identified portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2007 (the “Proxy Statement”) filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K.

PART I.
ITEM 1. BUSINESS.
     Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. In 2006, business was conducted throughout the United States, in Canada and in Mexico from approximately 2,000 locations. As used in this report, the “Company” refers to Genuine Parts Company and its subsidiaries, except as otherwise indicated by the context; and the terms “automotive parts” and “industrial parts” refer to replacement parts in each respective category.
Financial Information about Segments. Financial information regarding segments is contained in a separate section of this report. See Note 9 of Notes to Consolidated Financial Statements beginning on page F-9.
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
Employees. As of December 31, 2006, the Company employed approximately 32,000 persons.
Available Information. The Company’s internet website can be found at www.genpt.com. The Company makes available, free of charge on or through its internet website, access to the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission (“SEC”). Additionally, our corporate governance guidelines, codes of conduct and ethics, charters of our Audit Committee and the Compensation, Nominating and Governance Committee of our Board of Directors, as well as information regarding our director nominating process and our procedure for shareholders to communicate with our Board of Directors are available on our website. We will furnish copies of all of the above information free of charge upon request to our Corporate Secretary.
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
     During 2006, the Company’s Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores (“auto parts stores” or “NAPA AUTO PARTS stores”) owned in the United States by the Company; NAPA and TRACTION automotive parts distribution centers and auto parts stores in Canada owned and operated by NAPA Canada/UAP Inc. (“NAPA Canada/UAP”), a wholly-owned subsidiary of the Company; auto parts stores in the United States operated by corporations in which the Company owned either a minority or majority interest; auto parts stores in Canada operated by corporations in which UAP owns a 50% interest; distribution centers in the United States owned by Balkamp, Inc. (“Balkamp”), a majority-owned subsidiary of the Company; rebuilding plants in the United States owned by the Company and operated by its Rayloc division; distribution centers of ACDelco, Motorcraft and other automotive supplies owned and operated in the United States by Johnson Industries, a wholly-owned subsidiary; and automotive parts distribution centers and automotive parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. (“Auto Todo”), a wholly-owned subsidiary of the Company.
     The Company has a 15% interest in Mitchell Repair Information (“MRIC”), a subsidiary of Snap-on Incorporated. MRIC is a leading diagnostic and repair information company with over 40,000 North

American subscribers linked to its services and information databases. MRIC’s core product, “Mitchell ON-DEMAND,” is a premier electronic repair information source in the automotive aftermarket.
     The Company participates in a joint venture with Altrom Group, an import automotive parts distributor headquartered in Vancouver, British Columbia, Canada. In November 2006, the Company increased its interest in Altrom Canada Corp., with 14 Canadian locations, from 25% to 45%. The Company’s interest in Altrom America Corp., with one location in the United States, was increased from 49% to 90%, also in November 2006.
     The Company’s NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, SUVs, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes replacement parts for small engines, farm equipment and heavy duty equipment. The Company’s inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company’s domestic automotive operations purchase from more than 90 different suppliers, approximately 53% of 2006 automotive parts inventories were purchased from 10 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers, which has protected the Company from inventory obsolescence.
Distribution System. In 2006, the Company operated 58 domestic NAPA automotive parts distribution centers located in 39 states and approximately 1,100 domestic company-owned NAPA AUTO PARTS stores located in 43 states. At December 31, 2006, Genuine Parts Company owned either a minority or majority interest in three corporations, which operated approximately 21 auto parts stores in three states.
     NAPA Canada/UAP, founded in 1926, is a Canadian leader in the distribution, marketing and rebuilding of replacement parts and accessories for automobiles and trucks. NAPA Canada/UAP employs approximately 3,900 people. The Company operates a network of 13 distribution centers supplying approximately 584 NAPA stores and 83 TRACTION wholesalers. TRACTION is a supplier of parts to small fleet owners and operators and, together with NAPA stores, is a significant supplier to the mining and forestry industries. These include approximately 201 company owned stores, 22 joint venture or progressive owners in which NAPA Canada/UAP owns a 50% interest and approximately 444 independently owned stores. NAPA and TRACTION operations supply bannered installers and independent installers in all provinces of Canada, as well as networks of service station and repair shops operating under the banners of national accounts. UAP is a licensee of the NAPA® name in Canada.
     In Mexico, Auto Todo owns and operates eight distribution centers, seven auto parts stores and five tire centers. Auto Todo is a licensee of the NAPA® name in Mexico.
     The Company’s domestic distribution centers serve approximately 4,800 independently owned NAPA AUTO PARTS stores located throughout the market areas served in the United States. NAPA AUTO PARTS stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, these independent automotive parts stores account for approximately 25% of the Company’s total sales with no automotive parts store or group of automotive parts stores with individual or common ownership accounting for more than 0.25% of the total sales of the Company.
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
Related Operations. Balkamp distributes a wide variety of replacement parts and accessory items for passenger cars, heavy-duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the 30,000 products, which constitute the “Balkamp” line of products that are distributed to the members of NAPA. These products are categorized into over 160 different product groups purchased from approximately 500 domestic suppliers and 130 foreign manufacturers. In addition, Balkamp operates two Redistribution Centers that provide NAPA with over 300 SKUs of oils and chemicals. BALKAMP®, a federally registered trademark, is important to the sales and marketing promotions of the Balkamp organization. Balkamp has four distribution centers located in Indianapolis and Plainfield, Indiana, Greenwood, Mississippi and West Jordan, Utah.
     Johnson Industries, Inc. (“Johnson”), a wholly-owned subsidiary of the Company, is an independent distributor of ACDelco, Motorcraft and other automotive supplies. Johnson, founded in 1924, sells primarily to large fleets and new car dealers from a network of four distribution centers located in Atlanta, Georgia, Nashville, Tennessee, Chicago, Illinois and Pittsburgh, Pennsylvania.
     The Company, through its Rayloc division, also operates four plants where certain small automotive parts are rebuilt. These products are distributed to the members of NAPA under the NAPA® brand name. Rayloc® is a mark licensed to the Company by NAPA.
Segment Data. In the year ended December 31, 2006, sales from the Automotive Parts Group were approximately 49% of the Company’s net sales as compared to 51% in 2005 and 52% in 2004.
Service to NAPA AUTO PARTS Stores. The Company believes that the quality and the range of services provided to its automotive parts customers constitute a significant advantage for its automotive parts distribution system. Such services include fast and frequent delivery, obsolescence protection, parts cataloging (including the use of electronic NAPA AUTO PARTS catalogs) and stock adjustment through a continuing parts classification system which allows independent retailers (“jobbers”) to return certain merchandise on a scheduled basis. The Company offers its NAPA AUTO PARTS store customers various management aids, marketing aids and service on topics such as inventory control, cost analysis, accounting procedures, group insurance and retirement benefit plans, as well as marketing conferences and seminars, sales and advertising manuals and training programs. Point of sale/inventory management is available through TAMS® (Total Automotive Management Systems), a computer system designed and developed by the Company for the NAPA AUTO PARTS stores.
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
Competition. In the distribution of automotive parts, the Company competes with automobile manufacturers (some of which sell replacement parts for vehicles built by other manufacturers as well as those that they build themselves), automobile dealers, warehouse clubs and large automotive parts retail chains. In addition, the Company competes with the distributing outlets of parts manufacturers, oil companies, mass merchandisers, including national retail chains, and with other parts distributors and retailers.
NAPA. The Company is a member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive replacement parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose members in 2006 operated 64 distribution centers located throughout the United States, 58 of which were owned and operated by the Company. NAPA develops marketing concepts and programs that may be used by its members. It is not involved in the chain of distribution.

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
     During 2006, the Company acquired Lewis Supply Company, with 12 locations, and Ruston Industrial, with six locations. Both of the acquired companies are suppliers of industrial parts and supplies in the south central United States.
     As of December 31, 2006, the Industrial Parts Group served more than 116,000 customers in all types of industries located throughout the United States and Canada including automotive, chemical, food and beverage, wood and lumber, iron and steel, pulp and paper, mining and aggregate and pharmaceutical manufacturers.
Distribution System. In North America, the Industrial Parts Group operates 464 branches, nine distribution centers and 36 service centers as of December 31, 2006. The distribution centers stock and distribute more than 80,000 different items purchased from more than 250 different suppliers. The service centers provide hydraulic, hose and mechanical repairs for customers. Approximately 40% of 2006 total industrial purchases were made from 10 major suppliers. Sales are generated from the Industrial Parts Group’s branches located in 46 states, Puerto Rico and nine provinces in Canada. Each branch has warehouse facilities that stock significant amounts of inventory representative of the lines of products used by customers in the respective market area served.
     Motion Canada operates two distribution centers for the 48 Canadian branches serving industrial and agricultural markets.
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
Segment Data. In the year ended December 31, 2006, sales from the Company’s Industrial Parts Group approximated 30% of the Company’s net sales as compared to 29% in 2005 and 27% in 2004.
Competition. The Industrial Parts Group competes with other distributors specializing in the distribution of such items, general line distributors and others who provide similar services. To a lesser extent, the Industrial Parts Group competes with manufacturers that sell directly to the customer.
OFFICE PRODUCTS GROUP
     The Office Products Group, operated through S. P. Richards Company (“S. P. Richards”), a wholly owned subsidiary of the Company, is headquartered in Atlanta, Georgia. S. P. Richards is engaged in the wholesale distribution of a broad line of office and other business related products that are used in the daily operation of businesses, schools, offices and institutions. Office products fall into the general categories of computer supplies, imaging products, office furniture, office machines, general office products, school supplies, cleaning and breakroom supplies, and healthcare products.
     On October 1, 2006, we merged HorizonUSA Data Supplies, Inc., previously a wholly owned subsidiary of S. P. Richards and headquartered in Reno, Nevada, into S.P. Richards.
     The Office Products Group is represented in Canada through S. P. Richards Canada, a wholly-owned subsidiary of the Company, and is headquartered near Toronto, Ontario. S. P. Richards Canada services office product resellers throughout Canada from locations in Vancouver, Toronto, Calgary and Winnipeg.
Distribution System. The Office Products Group distributes more than 40,000 items to over 7,000 business product resellers throughout the United States and Canada from a network of 42 distribution centers. This network of strategically located distribution centers provides overnight delivery of the Company’s comprehensive product offering. Approximately 54% of the Company’s 2006 total office products purchases were made from 10 major suppliers.
     The Office Products Group sells strictly to resellers of office products. These resellers include independently owned office product dealers, national office product superstores and mass merchants, large contract stationers, mail order companies, internet resellers and college bookstores. Resellers are offered comprehensive marketing programs, which include full line catalogs and flyers as well as education and training resources.
Products. The Office Products Group distributes computer supplies including storage media, printer supplies and computer accessories; office furniture including desks, credenzas, chairs, chair mats, partitions, files and computer furniture; office machines including telephones, answering machines, calculators, fax machines, multi-function copiers, printers, digital cameras, laminators and shredders; general office supplies including desk accessories, business forms, accounting supplies, binders, filing supplies, report covers, writing instruments, envelopes, note pads, copy paper, mailroom supplies, drafting supplies and audiovisual supplies; school supplies including bulletin boards, teaching aids and art supplies; healthcare products; janitorial supplies including cleaning supplies, paper towels and trash can liners; and breakroom supplies including napkins, utensils, snacks and beverages. S. P. Richards has return privileges with most of its suppliers, which has protected the Company from inventory obsolescence.

     While the Company’s inventory includes products from over 350 of the industry’s leading manufacturers worldwide, S. P. Richards also markets seven proprietary brands of items. These brands include: SPARCO®, an economical line of office supply basics; Compucessory™, a line of computer accessories; Lorell, a line of office furniture; NATURE SAVER®, an offering of recycled paper products; Elite Image™, a line of new and remanufactured toner cartridges; Integra, a line of writing instruments; and Genuine Joe, a line of cleaning and breakroom products.
Segment Data. In the year ended December 31, 2006, sales from the Company’s Office Products Group remained constant at approximately 17% of the Company’s net sales, the same as in 2005 and 2004.
Competition. In the distribution of office supplies to retail dealers, S. P. Richards competes with many other wholesale distributors as well as with certain manufacturers of office products.
ELECTRICAL/ELECTRONIC MATERIALS GROUP
     The Electrical/Electronic Materials Group was formed on July 1, 1998 through the acquisition of EIS, Inc. (“EIS”) headquartered in Atlanta, Georgia. This Group distributes materials to more than 20,000 electrical and electronic manufacturers in North America. With 31 branch locations in the United States, Puerto Rico, Mexico and Canada, this Group distributes over 100,000 items, from insulating and conductive materials to assembly tools and test equipment. EIS also has three manufacturing facilities that provide custom fabricated parts.
Distribution System. The Electrical/Electronic Materials Group provides distribution services to original equipment manufacturers, motor repair shops and assembly markets. EIS actively utilizes its E-commerce Internet site to present its products to customers while allowing these on-line visitors to conveniently purchase from a large product assortment.
     Electrical and electronic products are distributed from warehouse locations in major user markets throughout the United States, as well as in Mexico and Canada. The Company has return privileges with some of its suppliers, which has protected the Company from inventory obsolescence.
Products. The Electrical/Electronic Materials Group distributes a wide variety of products to customers from over 350 vendors. Products include such items as magnet wire, conductive materials, insulating and shielding materials, assembly tools, test equipment, adhesives and chemicals, pressure sensitive tapes, solder, anti-static products and thermal management products. To meet the prompt delivery demands of its customers, this Group maintains large inventories. The majority of sales are on open account. Approximately 45% of 2006 total Electrical/Electronic Materials Group purchases were made from 10 major suppliers.
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
Segment Data. In the year ended December 31, 2006 sales from the Company’s Electrical/Electronic Materials Group approximated 4% of the Company’s sales, as compared to 3% in 2005 and 4% in 2004.
Competition. The Electrical/Electronic Materials Group competes with other distributors specializing in the distribution of electrical and electronic products, general line distributors and, to a lesser extent, manufacturers that sell directly to customers.
* * * * * * * * * *

ITEM 1A. RISK FACTORS.
Forward-Looking Statements
Some statements in this report, as well as in other materials we file with the SEC or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example to our future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, those set forth below and in other documents that we file with the SEC.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements. You are advised, however, to review any further disclosures we make on related subjects in our Forms 10-Q and Form 8-K reports to the SEC.
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
Our Business and Results of Operations Could Be Impacted by Certain Laws.
We are subject to various federal, state, local and foreign laws and regulations relating to the operation of our business, such as laws and regulations relating to environmental and employment matters, as well as changes in accounting and taxation guidance. Because such laws and regulations are subject to change without notice, we cannot anticipate the potential costs of compliance. On the other hand, if we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions. There can be no assurance that the cost of compliance, or a material failure by us to comply, with these laws and regulations will not have a material adverse effect on us in the future.
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
We Face Substantial Competition in the Industries in Which We Do Business.
The industries in which we do business are highly competitive. The sale of automotive and industrial parts, office products and electronic materials is highly competitive and impacted by many factors including name recognition, product availability, customer service, anticipating changing customer preferences, store location, and pricing pressures. Increased competition among distributors of automotive and industrial parts, office products and electronic materials, including internet-related initiatives, could cause a material adverse effect on our results of operations.
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
     The Company’s Automotive Parts Group currently operates 58 NAPA Distribution Centers in the United States distributed among four geographic divisions. Approximately 90% of the distribution center properties are owned by the Company. At December 31, 2006, the Company operated approximately 1,100 NAPA AUTO PARTS stores located in 43 states, and the Company owned either a minority or majority interest in approximately 21 additional auto parts stores located in three states. Other than NAPA AUTO PARTS stores located within Company owned distribution centers, the majority of the automotive parts stores in which the Company has an ownership interest were operated in leased facilities. In addition, NAPA Canada/UAP operates 13 distribution centers and approximately 223 automotive parts and TRACTION stores in Canada, and Auto Todo operates eight distribution centers and twelve stores and tire centers in Mexico. The Company’s Automotive Parts Group also operates four Balkamp distribution centers, four Rayloc rebuilding plants, one transfer and shipping facility and four Johnson Industries distribution centers.
     The Company’s Industrial Parts Group, operating through Motion and Motion Canada, operates nine distribution centers, 36 service centers and 464 branches. Approximately 90% of these branches are operated in leased facilities.
     The Company’s Office Products Group operates 38 facilities in the United States and four facilities in Canada distributed among the Group’s four geographic divisions. Approximately 75% of these facilities are operated in leased buildings.

     The Company’s Electrical/Electronic Materials Group operates in 30 locations in the United States, three locations in Mexico and one location in Canada. All of this Group’s 34 facilities are operated in leased buildings except one facility, which is owned.
     For additional information regarding rental expense on leased properties, see Note 4 of Notes to Consolidated Financial Statements beginning on page F-9.
ITEM 3. LEGAL PROCEEDINGS.
     The Company is subject to various legal and governmental proceedings, many involving routine litigation incidental to the businesses, including approximately 1,800 product liability lawsuits resulting from its national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts distributed by the Company. While litigation of any type contains an element of uncertainty, the Company believes that its defense and ultimate resolution of pending and reasonably anticipated claims will continue to occur within the ordinary course of the Company’s business and that resolution of these claims will not have a material adverse effect on the Company’s operations or consolidated business and financial condition.
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
     Thomas C. Gallagher, age 59, has been President of the Company since 1990, Chief Executive Officer since August 2004 and Chairman of the Board since February 2005. Mr. Gallagher served as Chief Operating Officer of the Company from 1990 until August 2004.
     Jerry W. Nix, age 61, was appointed as a director of the Company and elected Vice-Chairman by the Board of Directors in November 2005. He is Executive Vice President-Finance and Chief Financial Officer of the Company, a position he has held since 2000. Previously, Mr. Nix held the position of Senior Vice President-Finance from 1990 to 2000.
     Robert J. Susor, age 61, has been the Executive Vice President of the Company since 2003. Mr. Susor previously served as Senior Vice President-Market Development from 1991 to 2003.
     Keith O. Cowan, age 50, was appointed Executive Vice President of the Company on February 19, 2007. Mr. Cowan joined the Company in January 2007. Previously, Mr. Cowan held several key positions with BellSouth Corporation from 1996 to January 2007, including Chief Planning and Development Officer, President–Interconnection Services, President–Marketing and Product Management and Chief Field Operations Officer.
     R. Bruce Clayton, age 60, was appointed as Senior Vice President-Human Resources in November 2004. Previously, Mr. Clayton held the position of Vice President-Risk Management and Employee Services from June 2000 to November 2004.
     Larry R. Samuelson, age 60, was appointed President of the Automotive Parts Group in January 2004. Mr. Samuelson previously served as President, Chief Operating Officer and Chief Executive Officer of NAPA Canada/UAP Inc. from February 2000 to January 2004.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information Regarding Common Stock
     The Company’s common stock is traded on the New York Stock Exchange under the symbol “GPC.” The following table sets forth the high and low sales prices for the common stock as reported on the New York Stock Exchange and dividends per share of common stock paid during the last two fiscal years:
High and Low Sales Price and Dividends per Common Share Traded on the New York Stock Exchange

	Sales Price of Common Shares
Quarter	2006		2005
	High	Low	High	Low
First	$45.74	$41.41	$44.77	$41.65
Second	46.16	40.00	44.50	40.81
Third	43.90	40.09	46.64	40.75
Fourth	48.34	42.60	45.70	41.40

	Dividends Declared Per Share
	2006	2005
First	$0.3375	$0.3125
Second	0.3375	0.3125
Third	0.3375	0.3125
Fourth	0.3375	0.3125
Holders
As of December 31, 2006, there were 6,909 holders of record of the Company’s common stock. The number of holders of record does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.
Securities Authorized for Issuance Under Equity Compensation Plans
     Information required by this item is incorporated from the Proxy Statement in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” hereof.
Sales of Unregistered Securities
     All of our sales of securities in 2006 were registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities
     The following table provides information about the purchases of shares of the Company’s common stock during the three month period ended December 31, 2006:

	Total		Total Number of
	Number of		Shares Purchased as	Maximum Number of
	Shares	Average	Part of Publicly	Shares That May Yet Be
	Purchased	Price Paid	Announced Plans or	Purchased Under the
Period	(1)	Per Share	Programs	Plans or Programs

October 1, 2006 through October 31, 2006	—	—	—	15,341,001

November 1, 2006 through November 30, 2006	—	—	—	15,341,001

December 1, 2006 through December 31, 2006	20,000	$46.45	20,000	15,321,001

Totals	20,000	$46.45	20,000	15,321,001

(1)	During 2006, in addition to the information presented in the table above, a total of 320,275 shares, at an average price of $45.49, were surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
              On April 19, 1999 and August 21, 2006, the Board of Directors authorized the repurchase of 15 million shares and 15 million shares, respectively, and such repurchase plans were announced April 20, 1999 and August 21, 2006, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. There were no other publicly announced plans outstanding as of December 31, 2006.
ITEM 6. SELECTED FINANCIAL DATA.
     The following table sets forth certain selected historical financial and operating data of the Company as of the dates and for the periods indicated. The following selected financial data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other financial information included in “Item 8. Financial Statements and Supplementary Data,” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Selected Financial Data

(in thousands, except per share data) Year ended December 31,	2006	2005	2004	2003		2002
Net sales	$10,457,942	$9,783,050	$9,097,267	$8,449,300		$8,258,927
Cost of goods sold	7,182,447	6,718,964	6,267,544	5,826,684		5,704,749
Operating and non-operating expenses, net	2,504,579	2,355,022	2,193,804	2,050,873		1,948,442
Income before taxes and accounting change	770,916	709,064	635,919	571,743		605,736
Income taxes	295,511	271,630	240,367	218,101		238,236
Income before cumulative effect of a change in accounting principle	475,405	437,434	395,552	353,642		367,500
Cumulative effect of a change in accounting principle	—	—	—	19,541	*	395,090 **
Net income (loss)	$475,405	$437,434	$395,552	$334,101		$(27,590)
Weighted average common shares outstanding during year - assuming dilution	172,486	175,007	175,660	174,480		175,104
Per common share:
Diluted net income, excluding cumulative effect	$2.76	$2.50	$2.25	$2.03		$2.10
Diluted net income (loss)	2.76	2.50	2.25	1.91		(0.16)
Dividends declared	1.35	1.25	1.20	1.18		1.16
December 31 closing stock price	47.43	43.92	44.06	33.20		30.80
Long-term debt, less current maturities	500,000	500,000	500,000	625,108		674,796
Shareholders’ equity	2,549,991	2,693,957	2,544,377	2,312,283		2,130,009
Total assets	$4,496,984	$4,771,538	$4,455,247	$4,127,956		$4,061,055

*	The cumulative effect of a change in accounting principle in 2003 represents a non-cash charge related to cash consideration received from vendors in conjunction with the Financial Accounting Standards Board’s EITF 02-16. Had the Company accounted for vendor consideration in accordance with EITF 02-16 in prior years, there would have been no significant impact on net income (loss) and diluted net income (loss) per share for the year ended December 31, 2002. In addition, in accordance with EITF 02-16, approximately $102 million was reclassified from selling, administrative and other expenses to cost of goods sold for the year ended December 31, 2003. Had the Company accounted for consideration received from vendors in accordance with EITF 02-16 in prior years, approximately $90 million would have been reclassified from selling, administrative and other expenses to cost of goods sold for the year ended December 31, 2002.

**	The cumulative effect of a change in accounting principle in 2002 represents a non-cash charge related to the impairment testing for goodwill in conjunction with the Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in “Item 1.A Risk Factors” and elsewhere in this Annual Report on Form 10-K. The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes beginning on page F-1 of this report. Historical results are not necessarily indicative of trends in operating results for any future period.
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. We have increased sales in 56 of the last 57 years and increased profits in 44 of the last 46 years. In 2006, business was conducted throughout the United States, in Puerto Rico, in Canada and in Mexico from approximately 2,000 locations.
We recorded consolidated net sales of $10.5 billion for the year ended December 31, 2006, an increase of 7% compared to $9.8 billion in 2005. Consolidated net income for the year ended December 31, 2006, was $475 million, up 9% from $437 million in 2005. The combination of ongoing healthy economic conditions, strong end markets and effective internal initiatives provided us the opportunity to achieve another record level of sales and earnings in 2006. All four business segments contributed to our progress for the year, with each showing gains in revenues and profits.
Our progress in 2006 follows 8% increases in revenues in both 2004 and 2005, and represents the third consecutive year of double-digit growth in earnings per share. During the three-year period ended December 31, 2006, the Company implemented a variety of growth initiatives, including the introduction of new and expanded product lines, geographic expansion, sales to new markets, enhanced customer marketing programs and cost savings initiatives. Each of our business segments participated in developing these initiatives, as discussed further below.
The major categories on the December 31, 2006 consolidated balance sheet were relatively consistent with the December 31, 2005 balance sheet categories, subject to certain exceptions explained below. Our cash balances decreased $53 million or 28% from December 31, 2005, due primarily to cash used during the year for increased working capital requirements and investments in capital expenditures. Accounts receivable grew $41 million or 3%, which is less than our increase in revenues, and inventory was up less than 1%. Accounts payable decreased $63 million or 7% from the prior year, due primarily to the termination of extended terms with certain suppliers during 2006, resulting in the decrease in days payables outstanding. Total debt outstanding at December 31, 2006 was unchanged from December 31, 2005.
Results of Operations
Our results of operations are summarized for the three years ended December 31, 2006, 2005 and 2004, as follows:

(in thousands, except
per share data)
Year ended December 31,	2006	2005	2004
Net Sales	$10,457,942	$9,783,050	$9,097,267
Gross Profit	3,275,495	3,064,086	2,829,723
Net Income	475,405	437,434	395,552
Diluted Earnings Per Share	2.76	2.50	2.25
Net Sales
Consolidated net sales for the year ended December 31, 2006 totaled $10.5 billion, another record sales level for the Company and a 7% increase from 2005. Again in 2006, each of our four business segments showed progress in revenues and contributed to our overall sales growth. We attribute this improvement to the ongoing good health of the national economy, strong end markets and effective growth initiatives. For the year, prices were up approximately 2% in the Automotive segment, 3% in the Industrial and Office segments and 7% in the Electrical segment.
Net sales for the year ended December 31, 2005 totaled $9.8 billion, an 8% increase from 2004. Similar to 2006, all of the business segments contributed to our sales growth in 2005, as our internal initiatives, healthy economy and positive trends in the industries we serve enhanced the sales volume in each of our four groups. Prices were up approximately 2% in the Automotive segment, 3% in the Office and Electrical segments and 6% in the Industrial segment in 2005.
Automotive Group
Net sales for the Automotive Group (“Automotive”) increased by 3% to $5.2 billion in 2006. After achieving sales increases of 5% in both the first and second quarters, our sales growth slowed to 1% growth in the third quarter, followed by a 2% increase in the fourth quarter. Automotives’ sales initiatives, including the addition of 64 net new NAPA AUTO PARTS stores and the continued expansion of NAPA AutoCare programs, were somewhat impacted by the effect of higher gasoline prices on vehicle miles driven and aftermarket product demand. Both of these factors influenced our sales trends for the year. Additionally, our core NAPA sales increase of 5% was offset by the sales decrease at Johnson Industries, which was downsized in 2005.

Automotive sales were $5.0 billion in 2005, an increase of 6% over 2004. Among the quarters in 2005, sales increases over the same period of the prior year ranged from an increase of 4% in the first quarter to 8% in the third quarter, our strongest period for the year. The continued effectiveness of our growth initiatives in this group, as well as positive industry trends, helped produce these results. As in 2006, stronger growth in our core NAPA operations was offset by a decrease in sales at Johnson Industries, where we sold eight of twelve operations during 2005.
Industrial Group
Net sales for Motion Industries, our Industrial Group (“Industrial”), were $3.1 billion in 2006, an increase of 11% compared to 2005, and our third consecutive year of 11% sales growth. In 2006, this group recorded steady progress throughout the year, with double-digit growth in each quarter. Industrial expanded its distribution network during the year by opening 10 new locations and by adding another 31 locations via two acquisitions. U.S. industrial production and capacity utilization indices also showed continued strength for the manufacturing sector in 2006, and based on current indices, the outlook remains positive for this sector in 2007.
Net sales in 2005 were $2.8 billion, an 11% increase compared to 2004. In 2005, this group had double-digit growth in each quarter except in the fourth quarter when sales increased 9%. Over the three-year period ended December 31, 2006, Industrial has benefited from a combination of price increases common in the industry as well as stronger sales volume.
Office Group
Net sales for S.P. Richards, our Office Products Group (“Office”), were $1.8 billion, an increase of 7% compared to the prior year. Among our business groups, Office is our most steady performer from year to year, and in 2006, product and customer expansion efforts and the continued development of effective marketing programs and dealer services helped to drive this group’s progress. Although its rate of sales growth decreased during the year, we were encouraged by the Office group’s performance in 2006. Sales increased by 13% in the first quarter, 6% in the second quarter, 5% in the third quarter and 4% in the fourth quarter.
Net sales in 2005 were $1.7 billion, up 8% over 2004. This represents a solid increase for the Office group and reflects the success of its ongoing business expansion strategy. Among the quarters, revenues grew stronger over the year, with sales increasing 6% in the first quarter, 8% in the second and third quarters and 10% in the fourth quarter.
Electrical Group
Net sales for EIS, our Electrical and Electronic Group (“Electrical”), increased by 20% to $408 million in 2006. The strong performance at Electrical reflects the continued manufacturing expansion in the U.S., as well as this group’s commitment to ongoing sales initiatives. In 2006, Electrical completed phase one of a sales process restructuring program developed to improve customer contact and maximize customer growth. For the year, sales were up 13% in the first quarter, 24% in the second quarter, 23% in the third quarter and 17% in the fourth quarter.
Net sales were up 2% to $342 million in 2005. Electrical’s strongest performance was in the fourth quarter, after generally flat results over the first three quarters of the year. EIS sold its Circuit Supply division in April of 2005, which impacted its overall growth rate. The ongoing Electrical operations were up 9% for the year, reflecting the continued strength in the manufacturing sector, which began to show improvement late in 2003.
Cost of Goods Sold
Cost of goods sold was $7.2 billion and $6.7 billion in 2006 and 2005, respectively, representing 68.7% of net sales in both years. After improving gross margins in each of the previous two years, our ongoing gross margin growth initiatives were offset in 2006 by increasing competitive pricing pressures in the markets we serve. Our initiatives to enhance our pricing strategies, promote and sell higher margin products, and minimize material acquisition costs lessened the effect of these negative margin pressures in 2006.
Cost of goods sold in 2005 was $6.7 billion or 68.7% of net sales compared to $6.3 billion or 68.9% in 2004. The decrease in cost of goods sold as a percent of net sales reflects the success of our initiatives implemented to improve gross margins. These initiatives were initially developed to offset the usual competitive pricing pressures as well as lower levels of vendor discounts and volume incentives earned over the prior few years, especially in Industrial. Each of our business segments also experienced vendor price increases in 2005, and by working with our customers we were able to pass some of these along to them, particularly in Industrial.

Operating Expenses
Selling, administrative and other expenses (“SG&A”) increased to $2.4 billion in 2006, representing 22.8% of sales and down slightly from 22.9% of sales in 2005. SG&A expenses as a percentage of net sales reflect the benefits of our cost control initiatives. Our cost management initiatives continue to emphasize continuous improvement programs designed to optimize our utilization of people and systems. We were pleased with the success of our initiatives and expect our SG&A expenses as a percentage of sales to show progress in the foreseeable future. Depreciation and amortization expense in 2006 was $73 million, up 12% from 2005, which relates to the increase in capital expenditures in the current year. The provision for doubtful accounts was $16 million in 2006, consistent with our bad debt expense in 2005.
In 2005, SG&A increased to $2.2 billion, or 22.9% of net sales, a slight increase from 22.8% of sales in 2004. Depreciation and amortization expense in 2005 was $66 million, up 5% from 2004, and corresponds to the increase in capital expenditures in 2005 relative to the prior year. The provision for doubtful accounts was $16 million in 2005, down from $21 million in the prior year. This was due to our improved collections on accounts receivable balances relative to 2004, when the Company incurred unusually high bad debt losses.
Non-Operating Expenses
Non-operating expenses for the Company consist primarily of interest. Interest expense was $32 million, $34 million and $39 million in 2006, 2005 and 2004, respectively. The decrease in interest expense in 2006 is primarily due to the termination of an interest rate swap agreement.
In 2005, the decrease in interest expense from the prior year relates to the repayment of borrowings during 2004 to its current level.
In “Other”, interest income net of minority interests increased in both 2006 and 2005 due to the change in interest income earned on the Company’s cash balances.
Operating Profit
Operating profit was $846 million in 2006, an increase of 7.4% from $788 million in 2005. Operating profit as a percentage of net sales, which we refer to as operating margin, was 8.1% in 2006, reflecting no change from our operating margin achieved in 2005 and 2004. Our constant operating margin over the last three years is primarily the result of specific short-term margin issues in Automotive, which offset the benefits of our overall improvement in gross margin and SG&A expense as a percentage of net sales over these periods. We discuss these issues further below. We remain optimistic that our margins will show improvement in the year ahead.
Automotive Group
Automotive operating margins decreased to 7.7% in 2006 from 7.9% in 2005. During 2006, the Company recorded non-recurring costs associated with certain closing and consolidation expenses at Johnson Industries and our re-manufacturing operations. At Johnson Industries, we sold or closed eight of twelve locations during 2005, resulting in selling and closure costs in that year, and we incurred additional costs to downsize these operations in 2006. At our re-manufacturing operations, we incurred costs during the year related to certain facility consolidations.
Automotive operating margins decreased to 7.9% in 2005 from 8.4% in 2004. Despite showing progress in our core NAPA operations, Automotive was challenged with specific issues at Johnson Industries, as discussed above, and, within the re-manufacturing operations, we made some price adjustments to certain product lines to drive sales growth, resulting in lower margins for this group relative to the prior year. We consider the issues reviewed for 2005 and 2006 to be short-term challenges for this group and believe our Automotive operating margins will show improvement in the year ahead.
Industrial Group
Industrial operating margins increased to 8.3% in 2006 from 7.7% in 2005. This represents the third consecutive year of margin improvement for Industrial and reflects the effectiveness of our sales and operating initiatives, as well as the relative strength of the industries served by Industrial over these periods. Industrial operating margins increased to 7.7% in 2005 from 6.9% in 2004. This was the largest margin gain among our business segments in 2005 and reflects the strong performance at Industrial for the year.
Office Group
Operating margins in Office were 9.4% in 2006, down slightly from 9.5% in 2005. Office continues to generate industry leading operating margins despite competitive pricing pressures in the industry. These pressures are offset by ongoing product and customer expansion efforts and the continued development of effective marketing programs and dealer services. Office operating margins were 9.5% in 2005, down from 9.8% in 2004. The success of this Group’s sales initiatives was offset by pricing pressures, which resulted in the decrease in operating margin in 2005.
Electrical Group
Operating margins in Electrical increased to 5.5% in 2006 from 5.1% in 2005. This represents the third consecutive year of margin improvement for Electrical and reflects the continued strength in the manufacturing sector of the economy, combined with Electrical’s successful growth strategy during this three year period. Operating margins in Electrical increased to 5.1% in 2005 from 4.4% in 2004. We are encouraged by the ongoing progress we see in Electrical.

Income Taxes
The effective income tax rate was 38.3% in 2006, unchanged from the effective rate in 2005. The effective income tax rate increased to 38.3% in 2005 from 37.8% in 2004. The increase in 2005 was primarily due to higher state income taxes in that year and favorable non-recurring items in the prior year.
Net Income
Net income was $475 million in 2006, an increase of 9% from $437 million in 2005. On a per share diluted basis, net income was $2.76 in 2006 compared to $2.50 in 2005, up 10%. 2006 represents our third consecutive year of double-digit growth in diluted earnings per share. Net income in 2006 and 2005 was 4.5% of net sales.
Net income was $437 million in 2005, up 11% from $396 million in 2004, and on a per share diluted basis, net income was $2.50 in 2005 compared to $2.25 in 2004. Net income in 2005 was 4.5% of net sales compared to 4.3% in 2004.
Share-Based Compensation
Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) choosing the “modified prospective” method. Compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Most options may be exercised not earlier than twelve months nor later than ten years from the date of grant. As of January 1, 2006, there was approximately $1.2 million of unrecognized compensation cost for all awards granted prior to January 1, 2003 to employees that remained unvested prior to the effective date of SFAS No. 123(R). This compensation cost is expected to be recognized over a weighted-average period of approximately four years. For the year ended December 31, 2006, total compensation cost related to nonvested awards not yet recognized was approximately $20.2 million. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. For the years ended December 31, 2006, 2005 and 2004, $11.9 million, $6.9 million and $2.5 million of share-based compensation cost was recorded, respectively. There have been no modifications to valuation methodologies or methods subsequent to the adoption of SFAS No. 123(R).
Financial Condition
The major consolidated balance sheet categories at December 31, 2006, with the exception of the accounts discussed below, were relatively consistent with the December 31, 2005 balance sheet categories. The Company’s cash balances decreased $53 million or 28% from December 31, 2005, due primarily to cash used during the year for increased working capital requirements and investments in capital expenditures. Our accounts receivable balance at December 31, 2006 increased 3% compared to the prior year, which is less than our increase in revenues for the fourth quarter and year. Inventory at December 31, 2006, was up less than 1% from December 31, 2005, reflecting our continued emphasis on inventory management. Prepaid expenses and other current assets increased $20 million or 10% from December 31, 2005, reflecting the increase in receivables due from vendors. Accounts payable at December 31, 2006 decreased $63 million or 7% from the prior year, due primarily to the termination of extended terms with certain suppliers during 2006 and the resulting decrease in days payables outstanding.
Other assets at December 31, 2006 decreased $339 million or 67%; other long-term liabilities increased $73 million or 64%; and accumulated other comprehensive (loss) income, included as a component of shareholders’ equity, was a loss of $243 million at December 31, 2006 compared to income of $46 million at December 31, 2005. These changes in other assets, other long-term liabilities and accumulated other comprehensive loss were primarily due to the pension adjustments required by SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.
Liquidity and Capital Resources
The ratio of current assets to current liabilities was 3.2 to 1 at December 31, 2006 compared to 3.0 to 1 at December 31, 2005. Our cash position remains strong. The Company had $500 million in total debt outstanding at December 31, 2006 and 2005.
A summary of the Company’s consolidated statements of cash flows is as follows:

	Year Ended December 31,
Net Cash	(in thousands)			Percent Change
Provided by				2006 vs.	2005 vs.
(Used in):	2006	2005	2004	2005	2004
Operating Activities	$433,500	$440,517	$555,236	-2%	-21%
Investing Activities	(145,599)	(70,174)	(67,955)	107%	3%
Financing Activities	(340,729)	(317,469)	(369,328)	7%	-14%

Net Cash Provided by Operating Activities
The Company continues to generate excellent cash flows, with $434 million in net cash provided by operating activities in 2006. The 9% increase in net income was offset by the use of cash for working capital requirements during the year, resulting in a slight decrease in cash from operations compared to 2005. In 2005, the Company generated $441 million in cash from operations, a decrease from 2004. Despite an increase in net income in 2005, the 2005 operating cash flows were down from the prior year primarily due to an increase of $70 million in contributions to Company-sponsored defined benefit plans. In addition, the Company’s extended term negotiations and other working capital improvements in 2004 were especially favorable for operating cash flows in that year. The Company believes existing credit facilities and cash generated from operations will be sufficient to fund its operations, and to meet its cash requirements.
Net Cash Used in Investing Activities
Cash flow used in investing activities was $146 million in 2006, up from the prior two years due primarily to increased spending for capital expenditures during the year. In 2006, capital expenditures were $126 million compared to approximately $86 million and $72 million in 2005 and 2004, respectively. The Company believes that 2006 was an extraordinary year for capital spending due in part to the timing of certain assets placed in service during the year. The Company expects its investment in capital expenditures to decrease to more customary levels in the foreseeable future.
Net Cash Used in Financing Activities
The Company used $341 million of cash in financing activities in 2006, primarily for dividends to shareholders and the repurchase of the Company’s common stock. Dividends and share repurchases were also the primary financing activities in 2005, and in 2004, the primary financing activities were the dividend and repayment of borrowings. The Company paid dividends to shareholders of $228 million, $216 million, and $209 million during 2006, 2005, and 2004, respectively. The Company expects this trend of increasing dividends to continue in the foreseeable future. During 2006, 2005 and 2004, the Company repurchased $123 million, $119 million and $21 million, respectively, in Company stock. We plan to remain active in our share repurchase program, but the amount and value of shares repurchased will vary annually.
While no borrowings were repaid in 2006 or 2005, the Company repaid variable rate borrowings of approximately $177 million in 2004. Long-term debt of $500 million at December 31, 2006 is comprised of two $250 million term notes with a consortium of financial and insurance institutions due in 2008 and 2011. The Company does not anticipate repaying these notes prior to their scheduled expiration. The increasing dividends and fluctuations in cash used for share repurchases and the reduction of debt primarily explain the changes in cash used for financing activities in 2006, 2005 and 2004.
Notes and Other Borrowings
The Company maintains a $350 million unsecured revolving line of credit with a consortium of financial institutions, which matures in October 2008 and bears interest at LIBOR plus .25%. (5.57% at December 31, 2006). At December 31, 2006 and 2005, no amounts were outstanding under the line of credit.
At December 31, 2006, the Company had unsecured Senior Notes outstanding under a $500 million financing arrangement as follows: $250 million, Series A, 5.86% fixed, due 2008; and $250 million, Series B, 6.23% fixed, due 2011. Certain borrowings contain covenants related to a maximum debt-to-equity ratio, a minimum fixed-charge coverage ratio and certain limitations on additional borrowings. At December 31, 2006, the Company was in compliance with all such covenants. The weighted average interest rate on the Company’s outstanding borrowings was approximately 6.05% at December 31, 2006 and 2005. Total interest expense, net of interest income, for all borrowings was $26.4 million, $29.6 million and $37.3 million in 2006, 2005 and 2004, respectively.
Construction and Lease Agreement
The Company also has an $85 million construction and lease agreement with an unaffiliated third party. Properties acquired by the lessor are constructed and then leased to the Company under operating lease agreements. The total amount advanced and outstanding under this agreement at December 31, 2006 was approximately $84 million. Since the resulting leases are operating leases, no debt obligation is recorded on the Company’s balance sheet. This construction and lease agreement expires in 2009 and no additional properties are being added to this agreement, as the construction term has ended. Lease payments fluctuate based upon current interest rates and are generally based upon LIBOR plus .50%. The lease agreement contains residual value guarantee provisions and guarantees under events of default. Although management believes the likelihood of funding to be remote, the maximum guarantee obligation, which represents our residual value guarantee, under the construction and lease agreement is approximately $73 million at December 31, 2006. Refer to Note 8 to the Consolidated Financial Statements for further information regarding this arrangement.
Contractual and Other Obligations
The following table shows the Company’s approximate obligations and commitments, excluding interest due on credit facilities, to make future payments under contractual obligations as of December 31, 2006:

	Payment Due by Period
	Less than				Over
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Credit facilities	$500,000	$—	$250,000	$250,000	$—
Capital leases	13,615	2,509	4,502	2,852	3,752
Operating leases	444,606	129,156	159,142	74,774	81,534

Total Contractual Cash Obligations	$958,221	$131,665	$413,644	$327,626	$85,286

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
As discussed in “Construction and Lease Agreement” above, the Company has approximately $84 million outstanding under a construction and lease agreement which expires in 2009. In addition, the Company guarantees the borrowings of certain independently controlled automotive parts stores (independents) and certain other affiliates in which the Company has a minority equity ownership interest (affiliates). The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings. The following table shows the Company’s approximate commercial commitments under these two arrangements as of December 31, 2006:

		Payment Due by Period
	Total
	Amounts	Less than			Over
(in thousands)	Committed	1 year	1-3 years	4-5 years	5 years
Guaranteed borrowings of independents and affiliates	$186,473	$49,173	$21,309	$14,206	$101,785
Residual value guarantee under operating leases	72,640	—	72,640	—	—

Total Commercial Commitments	$259,113	$49,173	$93,949	$14,206	$101,785

In addition, the Company sponsors defined benefit pension plans that may obligate us to make contributions to the plans from time to time. Contributions in 2006 were $67 million. We expect to make a cash contribution to our qualified defined benefit plans in 2007, and contributions required for 2008 and future years will depend on a number of unpredictable factors including the market performance of the plans’ assets and future changes in interest rates that affect the actuarial measurement of the plans’ obligations.
Share Repurchases
On April 19, 1999, our Board of Directors authorized the repurchase of 15 million shares of our common stock, and on August 21, 2006, the Board authorized the repurchase of an additional 15 million shares. Such repurchase plans were announced on April 20, 1999 and August 21, 2006, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. Through December 31, 2006, approximately 14.7 million shares have been repurchased under these authorizations.
Critical Accounting Estimates
General
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the preparation of the consolidated financial statements. For further information on the critical accounting policies, see Note 1 of the notes to our consolidated financial statements.
Inventories – Provisions for Slow Moving and Obsolescence
The Company identifies slow moving or obsolete inventories and estimates appropriate loss provisions related thereto. Historically, these loss provisions have not been significant as the vast majority of the Company’s inventories are not highly susceptible to obsolescence and are eligible for return under various vendor return programs. While the Company has no reason to believe its inventory return privileges will be discontinued in the future, its risk of loss associated with obsolete or slow moving inventories would increase if such were to occur.

Allowance for Doubtful Accounts – Methodology
The Company evaluates the collectibility of accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2006, 2005 and 2004, the Company recorded provisions for bad debts of $16.5 million, $16.4 million and $20.7 million, respectively.
Consideration Received from Vendors
The Company enters into agreements at the beginning of each year with many of its vendors providing for inventory purchase incentives and advertising allowances. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels and advertising allowances upon fulfilling its obligations related to cooperative advertising programs. The Company accrues for the receipt of inventory purchase incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year and, in the case of advertising allowances, upon completion of the Company’s obligations related thereto. While management believes the Company will continue to receive such amounts in 2007 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives and allowances in the future.
Impairment of Property, Plant and Equipment and Goodwill and Other Intangible Assets
At least annually, the Company evaluates property, plant and equipment, goodwill and other intangible assets for potential impairment indicators. The Company’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance, among other factors. Future events could cause the Company to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating the impairment also requires the Company to estimate future operating results and cash flows which require judgment by management. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
Employee Benefit Plans
The Company’s benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of the Company’s pension plan assets. The pension plan investment strategy implemented by the Company’s management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in the U.S. and Canada and fiduciary standards. The long-term primary objectives for the pension plan funds are to provide for a reasonable amount of long-term growth of capital without undue exposure to risk, protect the assets from erosion of purchasing power and provide investment results that meet or exceed the pension plan’s actuarially assumed long term rate of return.
Based on the investment policy for the U.S. pension plan, as well as an asset study that was performed based on the Company’s set allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2007 pension expense or income is 8.25% for the U.S. plan. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.
The discount rate is chosen as the rate at which pension obligations could be effectively settled and is based on capital market conditions as of the measurement date. We have matched the timing and duration of the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed income debt instruments to select our discount rate. Based upon this cash flow matching analysis, we selected a discount rate for the U.S. plan of 6.00% at December 31, 2006.
Net periodic cost for our defined benefit pension plans was $48.2 million, $32.4 million, and $26.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increasing trend in pension cost over these periods was primarily due to the change in assumptions for the rate of return on plan assets, the discount rate and the rate of compensation increases. These expenses are included in SG&A expenses. Refer to Note 7 to the Consolidated Financial Statements for more information regarding employee benefit plans.
On September 29, 2006, the Financial Accounting Standards Board issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 was effective for public companies for fiscal years ending after December 15, 2006. The Company adopted the balance sheet recognition provisions of SFAS No. 158 at the end of fiscal 2006. Refer to Note 7 to the Consolidated Financial Statements for details regarding the incremental effect of adopting SFAS No. 158.
The Company has evaluated the potential impact of the Pension Protection Act (“the Act”), which was passed into law on August 17, 2006, on future U.S. pension plan funding requirements based on current market conditions. The Act is not anticipated to have a material effect on the level of future funding requirements or on the Company’s liquidity and capital resources.

Quarterly Results of Operations
The preparation of interim consolidated financial statements requires management to make estimates and assumptions for the amounts reported in the interim condensed consolidated financial statements. Specifically, the Company makes certain estimates in its interim consolidated financial statements for the accrual of bad debts, inventory adjustments and discounts and volume incentives earned. Bad debts are accrued based on a percentage of sales, and volume incentives are estimated based upon cumulative and projected purchasing levels. Inventory adjustments are accrued on an interim basis and adjusted in the fourth quarter based on the annual October 31 book-to-physical inventory adjustment. The methodology and practices used in deriving estimates for interim reporting typically result in adjustments upon accurate determination at year-end. The effect of these adjustments in 2006 and 2005 was not significant.
The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005:

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands except for per share data)
2006
Net Sales	$2,553,552	$2,661,805	$2,699,641	$2,542,944
Gross Profit	803,477	825,182	831,295	815,541
Net Income	113,925	120,680	121,333	119,467
Earnings Per Share:
Basic	.66	.70	.71	.70
Diluted	.66	.70	.71	.70

2005
Net Sales	$2,342,201	$2,475,657	$2,555,503	$2,409,689
Gross Profit	736,480	761,257	778,502	787,847
Net Income	106,598	110,967	110,876	108,993
Earnings Per Share:
Basic	.61	.64	.64	.63
Diluted	.61	.63	.63	.63

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The information required by this Item 7A is set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 of Notes to Consolidated Financial Statements beginning on page F-9.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The information required by this Item 8 is set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in a separate section of this report. See “Index to Consolidated Financial Statements and Financial Statement Schedules” beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
Management’s conclusion regarding the effectiveness of disclosure controls and procedures
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s report on internal control over financial reporting
     A report of management on our internal control over financial reporting as of December 31, 2006 is set forth in a separate section of this report. See “Index to Consolidated Financial Statements and Financial Statement Schedules” beginning on page F-1.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is set forth in a separate section of this report. See “Index to Consolidated Financial Statements and Financial Statement Schedules” beginning on page F-1.
Other control matters
     There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
     None.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     Information required by this item will be set forth under the heading “Nominees for Director” on Pages 2 through 4, under the heading “Corporate Governance Code of Conduct and Ethics” on Page 8, under the heading “Corporate Governance Board Committees” on Pages 9 and 10, and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on Page 41 of the Proxy Statement and is incorporated herein by reference. Certain information required by this Item is included in and incorporated by reference to Item “4A. Executive Officers of the Company” of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION.
     Information required by this item will be set forth under the headings “Executive Compensation” on Pages 14 through 20, “Additional Information Regarding Executive Compensation” on Pages 21 and 22, “2006 Grants of Plan-Based Awards” on Pages 22 and 23, “2006 Outstanding Equity Awards at Fiscal Year-End” on Pages 23 through 25, “2006 Option Exercises and Stock Vested” on Page 25, “2006 Pension Benefits” on Pages 26 through 28, “2006 Nonqualified Deferred Compensation” on Page 28, “Post Termination Payments and Benefits” on Pages 28 through 35, “Compensation, Nominating and Governance Committee Report” on Page 35, “Compensation, Nominating and Governance Committee Interlocks and Insider Participation” on Page 35, and “Audit Committee Report” on Pages 39 and 40 of the Proxy Statement. All such information in the Proxy Statement is incorporated herein by reference, except that the information contained in the Proxy Statement on Page 35 under the heading “Compensation, Nominating and Governance Committee Report” or on Pages 39 and 40 under the heading “Audit Committee Report” is specifically not so incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     Information required by this item (a) is set forth below and (b) will be set forth under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” on Pages 10 through 13 of the Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
     The following table gives information as of December 31, 2006 about the common stock that may be issued under all of the Company’s existing equity compensation plans:

				(c)
				Number of Securities
			(b)	Remaining Available for
			Weighted Average	Future Issuance Under
	(a)		Exercise Price of	Equity Compensation
	Number of Securities to		Outstanding	Plans (Excluding
	be Issued Upon Exercise		Options,	Securities
	of Outstanding Options,		Warrants and	Reflected in Column
Plan Category	Warrants and Rights (1)		Rights	(a))
Equity Compensation Plans Approved by Shareholders:	414,728	(1)	$31.66	-0-
	5,634,341	(2)	$35.93	-0-	(5)
	-0-	(3)	n/a	8,000,000
Equity Compensation Plans Not Approved by Shareholders:	42,105	(4)	n/a	948,475

Total	6,091,174		—	8,948,475

(1)	Genuine Parts Company 1992 Stock Option and Incentive Plan, as amended

(2)	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended

(3)	Genuine Parts Company 2006 Long-Term Incentive Plan

(4)	Genuine Parts Company Director’s Deferred Compensation Plan, as amended

(5)	Plan terminated April 17, 2006.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Information required by this item will be set forth under the Headings “Corporate Governance – Independent Directors” on Page 7 and under the heading “Transactions with Related Persons” on Pages 37 and 38 of the Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     Information required by this item will be set forth under the heading “Proposal 3. Ratification of Selection of Independent Auditors” on Pages 38 and 39 of the Proxy Statement and is incorporated herein by reference.
PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     (a) Documents filed as part of this report
     (1) Financial Statements
          The following consolidated financial statements of Genuine Parts Company and subsidiaries are included in this Annual Report on Form 10-K. See also the Index to Consolidated Financial Statements on Page F-1.
          Consolidated balance sheets — December 31, 2006 and 2005
          Consolidated statements of income — Years ended December 31, 2006, 2005 and 2004
          Consolidated statements of shareholders’ equity – Years ended December 31, 2006, 2005 and 2004
          Consolidated statements of cash flows — Years ended December 31, 2006, 2005 and 2004
          Notes to consolidated financial statements — December 31, 2006
     (2) Financial Statement Schedules.
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
     (3) Exhibits. The following exhibits are filed as part of this report. The Company will furnish a copy of any exhibit upon request to the Company’s Corporate Secretary.

Exhibit 3.1	Restated Articles of Incorporation of the Company, as amended April 17, 2006. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated April 18, 2006.)

Exhibit 3.2	By-laws of the Company, as amended and restated April 17, 2006.

Exhibit 4.2	Specimen Common Stock Certificate. (Incorporated herein by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-63874.)

Exhibit 4.3	Note Purchase Agreement, dated November 30, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)
Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

Exhibit 10.1 *	Form of Amendment to Deferred Compensation Agreement, adopted February 13, 1989, between the Company and certain executive officers of the Company. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 15, 1989.)

Exhibit 10.2 *	1992 Stock Option and Incentive Plan, effective April 20, 1992. (Incorporated herein by reference from the Company’s Annual Meeting Proxy Statement, dated March 6, 1992.)

Exhibit 10.3 *	The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

Exhibit 10.4 *	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10.5 *	Genuine Parts Company Death Benefit Plan, effective July 15, 1997. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)

Exhibit 10.6 *	Restricted Stock Agreement dated February 25, 1999, between the Company and Thomas C. Gallagher. (Incorporated herein by reference from the Company’s Form 10-Q, dated May 3, 1999.)

Exhibit 10.7 *	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.8 *	Amendment No. 2 to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.9 *	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.10 *	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.11 *	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.12 *	Trust Agreement Executed in Conjunction with the Genuine Parts Company Supplemental Retirement Plan, dated July 1, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.13 *	Amendment No. 1 to the Trust Agreement Executed in Conjunction with the Genuine Parts Company Non-Qualified Deferred Compensation Plans, dated December 5, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.14 *	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 21, 2003.)

Exhibit 10.15 *	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated November 19, 2001, effective November 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 21, 2003.)

Exhibit 10.16 *	Genuine Parts Company Supplemental Retirement Plan, as amended and restated effective January 1, 2003, and executed October 22, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.17 *	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, dated October 27, 2003, effective January 1, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.18 *	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.19 *	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.20 *	Genuine Parts Company 2004 Annual Incentive Bonus Plan, effective January 1, 2004. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10.21 *	Description of Director Compensation. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10.22 *	Genuine Parts Company Performance Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10.23 *	Genuine Parts Company Stock Appreciation Rights Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10.24 *	Genuine Parts Company Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10.25 *	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 28, 2005, effective January 1, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)

Exhibit 10.26 *	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, dated November 9, 2005, effective January 1, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)

Exhibit 10.27 *	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, dated December 28, 2005, effective January 1, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)

Exhibit 10.28 *	Amendment No. 2 to the Genuine Parts Company Death Benefit Plan, dated November 9, 2005, effective April 1, 2005. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)

Exhibit 10.29 *	Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006.

Exhibit 10.30 *	Specimen Change in Control Agreement.

*	Indicates management contracts and compensatory plans and arrangements.

Exhibit 21	Subsidiaries of the Company.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification signed by Chief Executive Officer pursuant to SEC Rule 13a-14(a).

Exhibit 31.2	Certification signed by Chief Financial Officer pursuant to SEC Rule 13a-14(a).

Exhibit 32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
(b)	Exhibits See the response to Item 15(a)(3) above.
(c)	Financial Statement Schedules See the response to Item 15(a)(2) above.

SIGNATURES.
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
GENUINE PARTS COMPANY

/s/ Thomas C. Gallagher	2/28/07	/s/ Jerry W. Nix	2/28/07

Thomas C. Gallagher	(Date)	Jerry W. Nix	(Date)
Chairman, President and Chief Executive Officer		Vice Chairman and Chief Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Mary B. Bullock	2/19/07	/s/ Richard W. Courts II	2/19/07

Dr. Mary B. Bullock	(Date)	Richard W. Courts II	(Date)
Director		Director

/s/ Jean Douville	2/19/07	/s/ Thomas C. Gallagher	2/19/07

Jean Douville	(Date)	Thomas C. Gallagher	(Date)
Director		Director

/s/ George C. Guynn	2/19/07	/s/ John D. Johns	2/19/07

George C. Guynn	(Date)	John D. Johns	(Date)
Director		Director

		/s/ J. Hicks Lanier	2/19/07

Michael M. E. Johns	(Date)	J. Hicks Lanier	(Date)
Director		Director

/s/ Wendy B. Needham	2/19/07	/s/ Jerry W. Nix	2/19/07

Wendy B. Needham	(Date)	Jerry W. Nix	(Date)
Director		Director

/s/ Larry L. Prince	2/19/07	/s/ Gary W. Rollins	2/19/07

Larry L. Prince	(Date)	Gary W. Rollins	(Date)
Director		Director

/s/ Lawrence G. Steiner	2/19/07

Lawrence G. Steiner	(Date)
Director

ANNUAL REPORT ON FORM 10-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Management
Genuine Parts Company
Management’s Responsibility for the Financial Statements
We have prepared the accompanying consolidated financial statements and related information included herein for the years ended December 31, 2006, 2005 and 2004. The opinion of Ernst & Young LLP, the Company’s independent registered public accounting firm, on those consolidated financial statements is included herein. The primary responsibility for the integrity of the financial information included in this annual report rests with management. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances based on our best estimates and judgments and giving due consideration to materiality.
Management’s Report on Internal Control over Financial Reporting
The management of Genuine Parts Company and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and to the board of directors regarding the preparation and fair presentation of the Company’s published financial statements. The Company’s internal control over financial reporting includes those policies and procedures that:
i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.
Ernst & Young LLP has issued an audit report on our assessment of the Company’s internal control over financial reporting and the operating effectiveness of internal control over financial reporting as of December 31, 2006. This report appears on page F-3.
Audit Committee Responsibility
The Audit Committee of Genuine Parts Company’s Board of Directors is responsible for reviewing and monitoring the Company’s financial reports and accounting practices to ascertain that they are within acceptable limits of sound practice in such matters. The membership of the Committee consists of non-employee Directors. At periodic meetings, the Audit Committee discusses audit and financial reporting matters and the internal audit function with representatives of financial management and with representatives from Ernst & Young LLP.
JERRY W. NIX
Vice Chairman and Chief Financial Officer
February 26, 2007

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Shareholders
of Genuine Parts Company
We have audited management’s assessment, included in the accompanying Report of Management, that Genuine Parts Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genuine Parts Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Genuine Parts Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Genuine Parts Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genuine Parts Company as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Genuine Parts Company and our report dated February 26, 2007 expressed an unqualified opinion thereon.
Atlanta, Georgia
February 26, 2007

Report of Independent Registered Public Accounting Firm on the Financial Statements and Schedule
The Board of Directors and Shareholders
of Genuine Parts Company
We have audited the accompanying consolidated balance sheets of Genuine Parts Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genuine Parts Company and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Genuine Parts Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.
Atlanta, Georgia
February 26, 2007

Consolidated Balance Sheets

(in thousands, except share data) December 31,	2006	2005
Assets
Current assets:
Cash and cash equivalents	$135,973	$188,911
Trade accounts receivable, net	1,227,805	1,186,865
Merchandise inventories, net	2,236,368	2,216,542
Prepaid expenses and other assets	234,981	214,564

Total current assets	3,835,127	3,806,882

Goodwill and intangible assets, less accumulated amortization	62,254	62,717

Other assets	170,343	509,644

Property, plant, and equipment:
Land	50,726	52,335
Buildings, less allowance for depreciation (2006 - $142,324; 2005 - $133,950)	162,679	147,061
Machinery and equipment, less allowance for depreciation (2006 - $418,815; 2005 - $403,294)	215,855	192,899

Net property, plant, and equipment	429,260	392,295

	$4,496,984	$4,771,538

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$910,263	$973,615
Other borrowings	—	881
Accrued compensation	95,770	99,402
Other accrued expenses	97,284	84,760
Dividends payable	57,552	54,150
Income taxes payable	37,899	36,296

Total current liabilities	1,198,768	1,249,104

Long-term debt	500,000	500,000
Deferred income taxes	—	156,807
Minority interests in subsidiaries	60,716	57,047
Other long-term liabilities	187,509	114,623

Shareholders’ equity:
Preferred stock, par value $1 per share – authorized 10,000,000 shares; none issued	—	—
Common stock, par value $1 per share – authorized 450,000,000 shares; issued 170,530,874 shares in 2006 and 173,032,697 shares in 2005	170,531	173,033
Accumulated other comprehensive (loss) income	(242,534)	45,535
Retained earnings	2,621,994	2,475,389

Total shareholders’ equity	2,549,991	2,693,957

	$4,496,984	$4,771,538

See accompanying notes.

Consolidated Statements of Income

(in thousands, except per share amounts) Year ended December 31,	2006	2005	2004
Net sales	$10,457,942	$9,783,050	$9,097,267

Cost of goods sold	7,182,447	6,718,964	6,267,544

Gross margin	3,275,495	3,064,086	2,829,723

Operating expenses:
Selling, administrative and other expenses	2,388,882	2,244,308	2,073,804
Depreciation and amortization	73,423	65,529	62,207
Provision for doubtful accounts	16,472	16,356	20,697

Total operating expenses	2,478,777	2,326,193	2,156,708

Non-operating expenses (income):
Interest expense	31,576	34,024	38,628
Other	(5,774)	(5,195)	(1,532)

Total non-operating expenses	25,802	28,829	37,096

Income before income taxes	770,916	709,064	635,919
Income taxes	295,511	271,630	240,367

Net income	$475,405	$437,434	$395,552

Basic net income per common share	$2.77	$2.51	$2.26

Diluted net income per common share	$2.76	$2.50	$2.25

Weighted average common shares outstanding	171,576	174,054	174,687
Dilutive effect of stock options and non-vested restricted stock awards	910	953	973

Weighted average common shares outstanding - assuming dilution	172,486	175,007	175,660

See accompanying notes.

Consolidated Statements of Shareholders’ Equity

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
(in thousands, except share and per share amounts)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at January 1, 2004	174,045,263	$174,045	$32,853	$4,835	$2,100,550	$2,312,283
Net income	—	—	—	—	395,552	395,552
Foreign currency translation adjustment	—	—	—	27,202	—	27,202
Changes in fair value of derivative instruments, net of income taxes of $1,764	—	—	—	2,786	—	2,786
Change in minimum pension liability, net of income taxes of $5,079	—	—	—	(8,345)	—	(8,345)

Comprehensive income						417,195

Cash dividends declared, $1.20 per share	—	—	—	—	(209,739)	(209,739)
Stock options exercised, including tax benefit of $6,073	1,498,002	1,498	42,097	—	—	43,595
Stock based compensation	—	—	2,518	—	—	2,518
Purchase of stock	(578,381)	(578)	(20,897)	—	—	(21,475)

Balance at December 31, 2004	174,964,884	174,965	56,571	26,478	2,286,363	2,544,377
Net income	—	—	—	—	437,434	437,434
Foreign currency translation adjustment	—	—	—	14,351	—	14,351
Changes in fair value of derivative instruments, net of income taxes of $2,041	—	—	—	3,372	—	3,372
Change in minimum pension liability, net of income taxes of $(258)	—	—	—	1,334	—	1,334

Comprehensive income						456,491

Cash dividends declared, $1.25 per share	—	—	—	—	(217,523)	(217,523)
Stock options exercised, including tax benefit of $5,242	852,745	853	22,114	—	—	22,967
Stock based compensation	—	—	6,884	—	—	6,884
Purchase of stock	(2,784,932)	(2,785)	(85,569)	—	(30,885)	(119,239)

Balance at December 31, 2005	173,032,697	173,033	—	45,535	2,475,389	2,693,957
Net income	—	—	—	—	475,405	475,405
Foreign currency translation adjustment	—	—	—	(2,341)	—	(2,341)
Changes in fair value of derivative instruments, net of income taxes of $201	—	—	—	322	—	322
Change in minimum pension liability, net of income taxes of $922	—	—	—	(1,265)	—	(1,265)

Comprehensive income						472,121

Pension and postretirement benefit adjustment, net of income taxes of $187,371 (see note below)	—	—	—	(284,785)	—	(284,785)
Cash dividends declared, $1.35 per share	—	—	—	—	(231,454)	(231,454)
Stock options exercised, including tax benefit of $3,005	432,694	433	11,249	—	—	11,682
Stock based compensation	—	—	11,948	—	—	11,948
Purchase of stock	(2,934,517)	(2,935)	(23,197)	—	(97,346)	(123,478)

Balance at December 31, 2006	170,530,874	$170,531	$—	$(242,534)	$2,621,994	$2,549,991

See accompanying notes.
The pension and postretirement benefit adjustment relates to the adoption of SFAS No. 158 as described further in Note 7.

Consolidated Statements of Cash Flows

(in thousands) Year ended December 31,	2006	2005	2004
Operating activities
Net income	$475,405	$437,434	$395,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,423	65,529	62,207
Excess tax benefits from share-based compensation	(3,005)	—	—
Loss (gain) on sale of property, plant, and equipment	509	(2,675)	(1,656)
Deferred income taxes	(5,481)	43,935	19,670
Minority interests	3,991	3,271	2,688
Stock based compensation	11,948	12,126	8,590
Changes in operating assets and liabilities:
Trade accounts receivable, net	(31,821)	(59,949)	(33,370)
Merchandise inventories, net	(7,240)	(19,869)	(28,406)
Trade accounts payable	(66,116)	112,087	143,456
Other long-term assets	(7,052)	(118,358)	(60,147)
Other, net	(11,061)	(33,014)	46,652

	(41,905)	3,083	159,684

Net cash provided by operating activities	433,500	440,517	555,236

Investing activities
Purchases of property, plant and equipment	(126,044)	(85,714)	(72,077)
Proceeds from sale of property, plant, and equipment	4,452	7,110	7,140
Acquisition of businesses and other investments	(29,007)	(27,518)	(3,018)
Proceeds from disposal of businesses	—	35,948	—
Other	5,000	—	—

Net cash used in investing activities	(145,599)	(70,174)	(67,955)

Financing activities
Proceeds from credit facilities	160,000	113,432	555,848
Payments on credit facilities	(160,881)	(113,519)	(732,649)
Stock options exercised	8,677	17,725	37,523
Excess tax benefits from share-based compensation	3,005	—	—
Dividends paid	(228,052)	(215,868)	(208,575)
Purchase of stock	(123,478)	(119,239)	(21,475)

Net cash used in financing activities	(340,729)	(317,469)	(369,328)
Effect of exchange rate changes on cash	(110)	1,097	1,594

Net (decrease) increase in cash and cash equivalents	(52,938)	53,971	119,547
Cash and cash equivalents at beginning of year	188,911	134,940	15,393

Cash and cash equivalents at end of year	$135,973	$188,911	$134,940

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$285,696	$235,384	$205,148

Interest	$32,521	$33,544	$40,082

See accompanying notes.

Notes to Consolidated Financial Statements
December 31, 2006
1. Summary of Significant Accounting Policies
Business
Genuine Parts Company and all of its majority-owned subsidiaries (the Company) is a distributor of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company serves a diverse customer base through more than 2,000 locations in North America and, therefore, has limited exposure from credit losses to any particular customer, region, or industry segment. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.
Principles of Consolidation
The consolidated financial statements include all of the accounts of the Company. Income applicable to minority interests is included in other non-operating expenses (income). Significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates and the differences could be material.
Revenue Recognition
The Company recognizes revenues from product sales upon shipment to its customers.
Foreign Currency Translation
The consolidated balance sheets and statements of income of the Company’s foreign subsidiaries have been translated into U.S. dollars at the current and average exchange rates, respectively. The foreign currency translation adjustment is included as a component of accumulated other comprehensive (loss) income.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash and cash equivalents.
Trade Accounts Receivable and the Allowance for Doubtful Accounts
The Company evaluates the collectibility of trade accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults, and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2006, 2005, and 2004, the Company recorded provisions for bad debts of approximately $16,472,000, $16,356,000 and $20,697,000, respectively. At December 31, 2006 and 2005, the allowance for doubtful accounts was approximately $13,456,000 and $11,386,000, respectively.
Merchandise Inventories, including Consideration Received from Vendors
Merchandise inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for a majority of automotive parts, electrical/electronic materials, and industrial parts, and by the first-in, first-out (FIFO) method for office products and certain other inventories. If the FIFO method had been used for all inventories, cost would have been approximately $316,148,000 and $278,573,000 higher than reported at December 31, 2006 and 2005, respectively.
The Company identifies slow moving or obsolete inventories and estimates appropriate provisions related thereto. Historically, these losses have not been significant as the vast majority of the Company’s inventories are not highly susceptible to obsolescence and are eligible for return under various vendor return programs. While the Company has no reason to believe its inventory return privileges will be discontinued in the future, its risk of loss associated with obsolete or slow moving inventories would increase if such were to occur.
The Company enters into agreements at the beginning of each year with many of its vendors providing for inventory purchase incentives and advertising allowances. Generally, the Company earns inventory purchase incentives and advertising allowances upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of inventory purchase incentives and advertising allowances as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year, or, in the case of specific advertising allowances, upon completion of the Company’s obligations related thereto. While management believes the Company will continue to receive consideration from vendors in 2007 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives and allowances in the future.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid expenses and amounts due from vendors.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) requires that when the fair value of goodwill is less than the related carrying value, entities are required to reduce the amount of goodwill. In accordance with the provisions of SFAS No. 142, the Company reviews its goodwill annually in the fourth quarter, or sooner if circumstances indicate that the carrying amount may exceed fair value. No goodwill impairments have been recorded in 2006, 2005, or 2004. The impairment-only approach required by SFAS No. 142 may have the effect of increasing the volatility of the Company’s earnings if goodwill impairment occurs at a future date.

SFAS No. 142 also requires that entities discontinue amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations. Accordingly, the Company no longer amortizes goodwill.
Other Assets
Other assets are comprised of the following:

(in thousands) December 31,	2006	2005
Retirement benefit assets	$12,951	$402,993
Investment accounted for under the cost method	21,400	21,400
Cash surrender value of life insurance policies	49,294	42,142
Deferred tax asset	38,839	—
Other	47,859	43,109

Total other assets	$170,343	$509,644

The reduction in other assets is primarily due to adjustments to retirement benefit assets as required by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), which is discussed further in Note 7.
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost. Buildings include certain leases capitalized at December 31, 2006 and 2005. Depreciation and amortization is primarily determined on a straight-line basis over the following estimated useful life of each asset: buildings and improvements, 10 to 40 years; machinery and equipment, 5 to 15 years.
Long-Lived Assets Other Than Goodwill
The Company assesses its long-lived assets other than goodwill for impairment annually or whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. Impairment losses, if any, are measured based upon the difference between the carrying amount and the fair value of the assets.
Other Long-Term Liabilities
Other long-term liabilities is comprised of the following:

(in thousands) December 31,	2006	2005
Retirement and post-employment benefit liabilities	$116,374	$54,198
Obligations under capital and other leases	12,248	21,878
Insurance liabilities	39,558	36,145
Other	19,329	2,402

Total other long-term liabilities	$187,509	$114,623

The increase in other long-term liabilities is primarily due to adjustments to retirement and post-employment benefit liabilities required by SFAS No. 158, which is discussed further in Note 7.
The Company’s retirement and post-employment benefit liabilities consist primarily of actuarially determined obligations related to certain retiree benefits as discussed further in Note 7. See Note 4 for further discussion of the Company’s obligations under capital leases.
Insurance liabilities consist primarily of reserves for the workers’ compensation program. The Company carries various large risk deductible workers’ compensation policies for the majority of workers’ compensation liabilities. The Company records the workers’ compensation reserves based on an analysis performed by an independent actuary. The analysis calculates development factors, which are applied to total reserves as provided by the various insurance companies who underwrite the program. While the Company believes that the assumptions used to calculate these liabilities are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect workers’ compensation costs.
Self-Insurance
The Company is self-insured for the majority of group health insurance costs. A reserve for claims incurred but not reported is developed by analyzing historical claims data provided by the Company’s claims administrators. While the Company believes that the assumptions used to calculate these liabilities are appropriate, significant differences from historical trends may materially impact financial results. These reserves are included in accrued expenses in the accompanying consolidated balance sheets as the expenses are expected to be paid within one year.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income is comprised of the following:

(in thousands) December 31,	2006	2005
Foreign currency translation	$50,823	$53,164
Net unrealized loss on derivative instruments, net of taxes	(296)	(618)
Minimum pension liability, net of taxes	N/A	(7,011)
Unrecognized net (loss), net of tax	(290,461)	N/A
Unrecognized prior service (cost), net of tax	(2,600)	N/A

Total accumulated other comprehensive (loss) income	$(242,534)	$45,535

The change in accumulated other comprehensive (loss) income is primarily due to adjustments required by SFAS No. 158, which is discussed further in Note 7.

1. Summary of Significant Accounting Policies (continued)
Fair Value of Financial Instruments
The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At December 31, 2006 and 2005, the fair market value of fixed rate long-term debt was approximately $511,000,000 and $526,000,000, respectively, based primarily on quoted prices for these or similar instruments. The fair value of fixed rate long-term debt was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.
Shipping and Handling Costs
Shipping and handling costs are classified as selling, administrative and other expenses in the accompanying consolidated statements of income and totaled approximately $267,000,000, $238,000,000, and $216,000,000 in the years ended December 31, 2006, 2005, and 2004, respectively.
Advertising Costs
Advertising costs are expensed as incurred and totaled $49,700,000, $44,100,000, and $41,500,000 in the years ended December 31, 2006, 2005, and 2004, respectively.
Stock Compensation
The Company maintains various Long-Term Incentive Plans, which provide for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents and other share-based awards.
Effective January 1, 2003, the Company prospectively adopted the fair value method of accounting for stock compensation. The Company recognizes compensation expense based on the straight-line method. Until January 1, 2003, the Company had elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations in accounting for stock compensation. Under APB No. 25, no compensation expense was recognized if the exercise price of stock options equaled or exceeded the market price of the underlying stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, as amended, determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of SFAS No. 123.
Effective January 1, 2006 the Company adopted SFAS No. 123(R) choosing the “modified prospective” method. Compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Most options may be exercised not earlier than twelve months nor later than ten years from the date of grant. As of January 1, 2006, there was approximately $1.2 million of unrecognized compensation cost for all awards granted prior to January 1, 2003 to employees that remained unvested prior to the effective date of SFAS No. 123(R). This compensation cost is expected to be recognized over a weighted-average period of approximately four years.
Net Income per Common Share
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. The computation of diluted net income per common share includes the dilutive effect of stock options and non-vested restricted stock awards. For the years ended December 31, 2005 and 2004, the dilutive effect of options to purchase approximately 12,000, and 12,000 shares of common stock, respectively, at an average exercise price of approximately $18 per share issued in connection with a 1998 acquisition have been included in the computation of diluted net income per common share since the date of the acquisition. These shares were exercised on May 15, 2006 and therefore are included in the basic calculation for the year ended December 31, 2006.
Recently Issued Accounting Pronouncements
On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN No. 48”), to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 as of January 1, 2007, as required. While the Company has not yet completed its analysis, the Company does not expect that the adoption of FIN No. 48 will have a significant impact on the Company’s financial position and results of operations.
On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS No. 157 will have a significant impact on the Company’s consolidated financial statements.

On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the consolidated balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive (loss) income, net of tax effects, until they are amortized as a component of net periodic cost. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006. The Company adopted the balance sheet recognition provisions of SFAS No. 158 at December 31, 2006, as more fully discussed in Note 7. SFAS No. 158 has no impact on the consolidated statement of income for the year ended December 31, 2006.
2. Goodwill and Other Intangible Assets
In accordance with SFAS No. 142, the Company performed an annual goodwill and indefinite lived intangible asset impairment test during the fourth quarter of 2006, 2005, and 2004. The present value of future cash flows approach was used to determine any potential impairment. The Company determined that these assets were not impaired and, therefore, no impairment was recognized for the years ended December 31, 2006, 2005, and 2004.
The changes in the carrying amount of goodwill during the years ended December 31, 2006, 2005 and 2004 by reportable segment, as well as other identifiable intangible assets, are summarized as follows (in thousands):

	Goodwill
				Identifiable
			Office	Intangible
	Automotive	Industrial	Products	Assets	Total
Balance as of January 1, 2004	$21,617	$31,170	$2,131	$3,110	$58,028
Amortization during the year	—	—	—	(356)	(356)

Balance as of December 31, 2004	21,617	31,170	2,131	2,754	57,672
Goodwill acquired during the year	2,270	239	—	2,932	5,441
Amortization during the year	—	—	—	(396)	(396)

Balance as of December 31, 2005	23,887	31,409	2,131	5,290	62,717
Amortization during the year	–	–	–	(463)	(463)

Balance as of December 31, 2006	$23,887	$31,409	$2,131	$4,827	$62,254

3. Credit Facilities
The principal amount of the Company’s borrowings subject to variable rates totaled approximately $881,000 at December 31, 2005. There were no amounts subject to variable rates at December 31, 2006. The weighted average interest rate on the Company’s outstanding borrowings was approximately 6.05% at December 31, 2006 and 2005.
The Company maintains a $350,000,000 unsecured revolving line of credit with a consortium of financial institutions that matures in October 2008 and bears interest at LIBOR plus .25% (5.57% at December 31, 2006). No amounts were outstanding under this line of credit at December 31, 2006 and 2005. Certain borrowings contain covenants related to a maximum debt-to-equity ratio, a minimum fixed-charge coverage ratio, and certain limitations on additional borrowings. At December 31, 2006, the Company was in compliance with all such covenants. Due to the workers compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of $58,955,000 and $52,600,000 outstanding at December 31, 2006 and 2005, respectively.
Amounts outstanding under the Company’s credit facilities consist of the following:

(in thousands) December 31,	2006	2005
Unsecured term notes:
November 30, 2002, Series A Senior
Notes, $250,000,000, 5.86% fixed, due November 30, 2008	$250,000	$250,000
November 30, 2002, Series B Senior
Notes, $250,000,000, 6.23% fixed, due November 30, 2011	250,000	250,000

Long-term debt	500,000	500,000
Other borrowings	–	881

	$500,000	$500,881

Approximate maturities under the Company’s credit facilities are as follows (in thousands):

2007	$—
2008	250,000
2009	—
2010	—
2011	250,000

$500,000

4. Leased Properties
In June 2003, the Company completed an amended and restated master agreement to our $85,000,000 construction and lease agreement (the “Agreement”). The lessor in the Agreement is an independent third-party limited liability company, which has as its sole member a publicly traded corporation. Properties acquired by the lessor are constructed and/or then leased to the Company under operating lease agreements. No additional properties are being added to this Agreement, as the construction term has ended. The Company does not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN No. 46”). In addition, the Company has verified that even if the lessor was determined to be a variable interest entity, the Company would not have to consolidate the lessor nor the assets and liabilities associated with properties leased to the Company. This is because the assets leased under the Agreement do not exceed 50% of the total fair value of the lessor’s assets, excluding any assets that should be excluded from such calculation under FIN No. 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding. The Agreement has been accounted for as an operating lease under SFAS No. 13, Accounting for Leases (“SFAS No. 13”) and related interpretations. Future minimum rental commitments under the Agreement have been included in the table of future minimum payments below.
Rent expense related to the Agreement is recorded under selling, administrative and other expenses in our consolidated statements of income and was $4,797,000, $3,338,000, and $1,745,000 for the years ended December 31, 2006, 2005, and 2004, respectively.
Buildings includes $15,400,000 with accumulated depreciation of $6,917,000, for leases of distribution centers and stores capitalized at December 31, 2006. Depreciation expense for capital leases was approximately $4,585,000, $3,466,000, and $2,776,000 in 2006, 2005, and 2004, respectively.
Future minimum payments, by year and in the aggregate, under the capital and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2006 (in thousands):

	Capital	Operating
	Leases	Leases
2007	$2,509	$129,156
2008	2,344	95,152
2009	2,158	63,990
2010	1,760	44,239
2011	1,092	30,535
Thereafter	3,752	81,534

Total minimum lease payments	13,615	$444,606

Amounts representing interest	5,132

Present value of future minimum lease payments	$8,483

Rental expense for operating leases was approximately $147,727,000 in 2006, $147,187,000 in 2005, and $132,493,000 in 2004.
5. Stock Options and Restricted Stock Awards
The Company maintains various Long-Term Incentive Plans, which provide for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents and other share-based awards. The Company issues new shares upon option exercise under these plans.
Effective January 1, 2003, the Company prospectively adopted the fair value method of accounting for stock compensation. The Company recognizes compensation expense based on the straight-line method for all award types, including SARs, which are subject to graded vesting based on a service condition. Until January 1, 2003, the Company had elected to follow APB No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for stock compensation. Under APB No. 25, no compensation expense was recognized if the exercise price of stock options equaled or exceeded the market price of the underlying stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, as amended, determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of SFAS No. 123.
Effective January 1, 2006 the Company adopted SFAS No. 123(R) choosing the “modified prospective” method. Compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Most options may be exercised not earlier than twelve months nor later than ten years from the date of grant. As of January 1, 2006, there was approximately $1.2 million of unrecognized compensation cost for all awards granted prior to January 1, 2003 to employees that remained unvested prior to the effective date of SFAS No. 123(R). This compensation cost is expected to be recognized over a weighted-average period of approximately four years.

For the year ended December 31, 2006, total compensation cost related to nonvested awards not yet recognized was approximately $20.2 million. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for options and RSUs outstanding at December 31, 2005 and 2006 was approximately $56.4 million and $74.6 million, respectively. The aggregate intrinsic value for options and RSUs vested totaled approximately $39.0 million and $46.4 million at December 31, 2005 and 2006, respectively. At December 31, 2006, the weighted-average contractual life for outstanding and exercisable options and RSUs was seven and six years, respectively. For the years ended December 31, 2006, 2005 and 2004, $11.9 million, $6.9 million and $2.5 million of share-based compensation cost was recorded, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $4.8 million, $2.8 million and $1.0 million for 2006, 2005 and 2004, respectively. There have been no modifications to valuation methodologies or methods subsequent to the adoption of SFAS No. 123(R).
For the years ended December 31, 2006, 2005 and 2004 the fair value for options and SARs granted was estimated using a Black- Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rate of 4.8%, 4.1% and 4.0%; dividend yield of 2.9%, 3.2% and 3.7%; annual historical volatility factor of the expected market price of the Company’s common stock of 21%, 23% and 23%; an expected life and estimated turnover based on the historical pattern of existing grants of six, six and eight years and 4.0% to 4.4%, respectively. The fair value of RSUs is based on the price of the Company’s stock on the date of the grant. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $6.9 million, $8.0 million and $6.2 million, respectively.
For purposes of pro forma disclosures under SFAS No. 123, as amended by SFAS No. 148 Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net income and income per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

Year Ended December 31,	2005	2004
Net income, as reported	$437,434	$395,552
Add: Stock-based employee compensation expense related to option grants after January 1, 2003 included in reported net income, net of related tax effects	4,247	1,566
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,225)	(5,324)

Pro forma net income	$435,456	$391,794

Income per share:
Basic—as reported	$2.51	$2.26

Basic—pro forma	$2.50	$2.24

Diluted—as reported	$2.50	$2.25

Diluted—pro forma	$2.49	$2.23

5. Stock Options and Restricted Stock Awards (continued)
A summary of the Company’s stock option activity and related information is as follows:

	2006
		Weighted
		Average
	Shares	Exercise
	(000’s)	Price
Outstanding at beginning of year	5,589	$34
Granted (1)	1,340	44
Exercised	(805)	32
Forfeited	(40)	38

Outstanding at end of year	6,084	$35

Exercisable at end of year	3,268	$33

Shares available for future grants	8,000

(1)	Total includes 94,000 Restricted Stock Units (“RSUs”). The weighted average exercise price excludes RSUs. The exercise prices for options outstanding as of December 31, 2006 ranged from approximately $21 to $44. The weighted-average remaining contractual life of all options outstanding is approximately seven years.
The weighted-average grant date fair value of options granted during the years 2006, 2005 and 2004 was $9.14, $8.58 and $6.94, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $10.7 million, $19.6 million and $18.1 million, respectively.
In 2006, the Company granted approximately 1,246,000 Stock Appreciation Rights (“SARs”) and 94,000 RSUs. In 2005, the Company granted approximately 1,169,000 SARs and 91,000 RSUs. In 2004, the Company granted approximately 1,146,000 SARs and 124,000 RSUs. SARs represent a right to receive the excess, if any, of the fair market value of one share of common stock on the date of exercise over the grant price. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date provided certain pre-tax profit targets are achieved. The majority of awards vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis.
A summary of the Company’s nonvested share awards (RSUs) activity is as follows:

		Weighted-
		Average
	Shares	Grant Date
Nonvested Share Awards (RSUs)	(000’s)	Fair Value
Nonvested at January 1, 2006	178	$40
Granted	94	44
Vested	(13)	44
Forfeited or Expired	(4)	41

Nonvested at December 31, 2006	255	$41
Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits related to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash inflow. For the year ended December 31, 2006, approximately $3.0 million of excess tax benefits was classified as a financing cash inflow.
6. Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. As such, no U.S. federal and state income taxes have been provided thereon, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability. Significant components of the Company’s deferred tax assets are as follows:

(in thousands)	2006	2005
Deferred tax assets related to:
Expenses not yet deducted for tax purposes	$114,146	$115,890
Pension liability not yet deducted for tax purposes	193,194	N/A

	307,340	115,890

Deferred tax liabilities related to:
Employee and retiree benefits	160,798	159,890
Inventory	88,672	90,920
Property and equipment	24,787	28,828
Other	9,605	17,973

	283,862	297,611

Net deferred tax (asset) liability	(23,478)	181,721
Current portion of deferred tax liability	15,361	24,914

Non-current deferred tax (asset) liability	$(38,839)	$156,807

The current portion of the deferred tax liability is included in income taxes payable and the non-current deferred tax asset is included in other assets in the consolidated balance sheets. The 2006 deferred tax asset includes $187,371,000 related to adjustments required by SFAS No. 158, which is discussed further in Note 7.
The components of income tax expense are as follows:

(in thousands)	2006	2005	2004
Current:
Federal	$243,089	$183,387	$180,709
State	41,361	32,977	31,599
Foreign	16,542	11,331	8,389
Deferred	(5,481)	43,935	19,670

	$295,511	$271,630	$240,367

The reasons for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

(in thousands)	2006	2005	2004
Statutory rate applied to income	$269,821	$248,172	$222,572
Plus state income taxes, net of Federal tax benefit	26,395	25,571	22,370
Other	(705)	(2,113)	(4,575)

	$295,511	$271,630	$240,367

7. Employee Benefit Plans
The Company’s defined benefit pension plans cover substantially all of its employees in the U.S. and Canada. The plan covering U.S. employees is noncontributory and benefits are based on the employees’ compensation during the highest five of their last ten years of credited service. The Canadian plan is contributory and benefits are based on career average compensation. The Company’s funding policy is to fund amounts deductible for income tax purposes.
The Company also sponsors unfunded supplemental retirement plans covering employees in the U.S. and Canada and other postretirement benefit plans in the U.S. The Company uses a measurement date of December 31 for its pension and other postretirement benefit plans.
On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost are to be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006. The incremental effect of adopting SFAS No. 158 was to reduce other long-term assets by $411,714,000. In addition, other current liabilities were increased by $5,036,000; other long-term liabilities were increased by $55,406,000, a deferred tax asset was recorded for $187,371,000 and shareholders’ equity was reduced by an amount recorded to accumulated other comprehensive (loss) income of $284,785,000, net of taxes.

	Pension Benefits		Other Postretirement Benefits
(in thousands)	2006	2005	2006	2005
Changes in benefit obligation
Benefit obligation at beginning of year	$1,236,379	$1,035,858	$24,267	$22,705
Service cost	50,224	41,910	475	453
Interest cost	72,246	64,102	1,327	1,310
Plan participants’ contributions	2,709	2,446	1,173	3,867
Plan amendments	1,708	902	—	—
Actuarial loss	9,213	123,140	2,842	2,821
Exchange rate (gain) loss	(349)	3,031	—	—
Gross benefits paid	(37,602)	(35,010)	(5,263)	(6,889)
Less: federal subsidy	N/A	N/A	848	N/A

Benefit obligation at end of year	$1,334,528	$1,236,379	$25,669	$24,267

The benefit obligation for the Company’s U.S. pension plans included in the above were $1,225,020,000 and $1,130,210,000 at December 31, 2006 and 2005, respectively. The total accumulated benefit obligation for the Company’s defined benefit pension plans was approximately $1,068,895,000 and $996,100,000 at December 31, 2006 and 2005, respectively.

7. Employee Benefit Plans (continued)
The assumptions used to measure the pension and other postretirement plan obligations for the plans at December 31, 2006 and 2005 were:

			Other
	Pension		Postretirement
	Benefits		Benefits
	2006	2005	2006	2005
Weighted-average discount rate	6.00%	5.75%	5.75%	5.75%
Rate of increase in future compensation levels	3.75%	3.75%	—	—

A 9% annual rate of increase in the per capita cost of covered health care benefits was assumed on December 31, 2006. The rate was assumed to decrease ratably to 5% on December 31, 2010 and thereafter.

			Other
	Pension		Postretirement
	Benefits		Benefits
(in thousands)	2006	2005	2006	2005
Changes in plan assets
Fair value of plan assets at beginning of year	$1,114,980	$962,871	$—	$—
Actual return on plan assets	114,076	47,621	—	—
Exchange rate gain (loss)	(441)	3,518	—	—
Employer contributions	66,816	133,534	3,242	3,022
Plan participants’ contribution	2,709	2,446	1,173	3,867
Gross benefits paid	(37,602)	(35,010)	(4,415)	(6,889)

Fair value of plan assets at end of year	$1,260,538	$1,114,980	$—	$—

The fair values of plan assets for the Company’s U.S. pension plans included in the above were $1,139,298,000 and $1,005,525,000 at December 31, 2006 and 2005, respectively.
Following are the asset allocations for the Company’s funded pension plans at December 31, 2006 and 2005, and the target allocation for 2007, by asset category:

	Target	Percentage of Plan
	Allocation	Assets at December 31
Asset Category	2007	2006	2005
Equity securities	70%	67%	64%
Debt securities	30%	31%	34%
Real estate and other	—	2%	2%

	100%	100%	100%

At December 31, 2006 and 2005, the plan held 2,016,932 shares of common stock of the Company with a market value of approximately $95,663,000 and $88,584,000, respectively. Dividend payments received by the plan on Company stock totaled approximately $2,723,000 and $2,521,000 in 2006 and 2005, respectively. Fees paid during the year for services rendered by parties-in-interest were based on customary and reasonable rates for such services.
The Company’s benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of the funds. The pension plan strategy implemented by the Company’s management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in the U.S. and Canada, as well as fiduciary standards. The long-term primary objectives for the pension plans are to provide for a reasonable amount of long-term growth of capital, without undue exposure to risk, protect the assets from erosion of purchasing power, and provide investment results that meet or exceed the pension plans’ actuarially assumed long term rates of return.
Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2007 pension expense or income is 8.25% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.

The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at
December 31:

Amounts recognized in the consolidated balance sheets consist of:	Pension Benefits			Other Postretirement Benefits
(in thousands)	2006	2005		2006		2005
Other long-term asset	$12,951	$	N/A	$	N/A	$	N/A
Other current liability	(2,272)		N/A		(2,764)		N/A
Other long-term liability	(84,669)		N/A		(22,905)		N/A
Prepaid benefit cost included in other long-term assets	N/A		402,993		N/A		N/A
Accrued benefit cost included in other long-term liabilities	N/A		(45,596)		N/A		(1,086)
Intangible asset included in other long-term assets	N/A		163		N/A		N/A
Accumulated other comprehensive (loss) income related to the additional minimum liability	N/A		11,832		N/A		N/A

	$(73,990)		$369,392		$(25,669)		$(1,086)

Amounts recognized in accumulated other
comprehensive (loss) income consist of:		Pension Benefits		Other Postretirement Benefits
(in thousands)	2006		2005	2006	2005
Net actuarial loss	$459,478	$	N/A	$22,457	$	N/A
Prior service cost	2,410		N/A	1,904		N/A

	$461,888		N/A	$24,361		N/A

For the pension benefits, the following table reflects the total benefits expected to be paid from the plans’ or the Company’s assets. Of the pension benefits expected to be paid in 2007, $2,272,000 is expected to be paid from employer assets. Expected contributions reflect amounts expected to be contributed to funded plans. For other postretirement benefits, the table below reflects only the Company’s share of the benefit cost without regard to income from federal subsidy payments received pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (MMA). Expected MMA subsidy payments, which will reduce the Company’s cost for the plan, are shown separately.
Information about the expected cash flows for the pension plans and other post retirement benefit plans follows:

		Other Postretirement Benefits
	Pension	Net Employer	Value Due to
	Benefits	Contribution	MMA Subsidy
(in thousands)		(Excluding MMA Subsidy)
Employer contribution
2007 (expected)	$32,091	$–	$–

Expected benefit payments
2007	39,274	3,515	751
2008	41,891	3,617	823
2009	45,354	3,661	561
2010	48,579	3,516	526
2011	52,316	3,246	–
2012 through 2016	352,274	13,890	–

7. Employee Benefit Plans (continued)
Net periodic benefit cost included the following components:

	Pension Benefits			Other Postretirement Benefits
(in thousands)	2006	2005	2004	2006	2005	2004
Service cost	$50,224	$41,910	$35,740	$475	$453	$460
Interest cost	72,246	64,102	60,039	1,327	1,310	1,256
Expected return on plan assets	(100,174)	(89,422)	(81,962)	—	—	—
Amortization of prior service (credit) cost	(471)	(386)	(1,006)	371	371	371
Amortization of actuarial loss	26,379	16,172	13,600	1,291	1,224	996

Net periodic benefit cost	$48,204	$32,376	$26,411	$3,464	$3,358	$3,083

The estimated amounts that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in 2007 are as follows:

		Other
	Pension	Postretirement
(in thousands)	Benefits	Benefits
Actuarial loss	$25,709	$1,424
Prior service (credit) cost	(374)	371

Total	$25,335	$1,795

The assumptions used in measuring the net periodic benefit costs for the plans follow:

	Pension Benefits			Other Postretirement Benefits
(in thousands)	2006	2005	2004	2006	2005	2004
Weighted average discount rate	5.75%	6.00%	6.25%	5.75%	6.00%	6.25%
Rate of increase in future compensation levels	3.75%	3.50%	3.25%	—	—	—
Expected long-term rate of return on plan assets	8.25%	8.50%	8.75%	—	—	—
Health care cost trend covered charges	—	—	—	9.00%	10.00%	10.00%

The effect of a one-percentage point change in the 2006 assumed health care cost trend is as follows:

(in thousands)	Decrease	Increase
Total service and interest cost components of 2006 net periodic postretirement health care benefit cost	$(291)	$465
Accumulated postretirement benefit obligation for health care benefits at December 31, 2006	(5,749)	4,503
The Company has a defined contribution plan that covers substantially all of its domestic employees. The Company’s matching contributions are determined based on 20% of the first 6% of the covered employee’s salary. Total plan expense was approximately $6,824,000 in 2006, $6,722,000 in 2005, and $6,034,000 in 2004.

8. Guarantees
The amended and restated master agreement to our $85,000,000 construction and lease agreement (the “Agreement”), discussed further in Note 4, has a term of six years expiring in 2009 and contains residual value guarantee provisions and other guarantees which would become due in the event of a default under the operating lease agreement, or at the expiration of the operating lease agreement if the fair value of the leased properties is less than the guaranteed residual value. The maximum amount of the Company’s potential guarantee obligation, representing the residual value guarantee, at December 31, 2006, is approximately $72,640,000. The Company believes the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.
The Company also guarantees the borrowings of certain independently controlled automotive parts stores (independents) and certain other affiliates in which the Company has a minority equity ownership interest (affiliates). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that it is not the primary beneficiary with respect to any of the independents and that the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee.
At December 31, 2006, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $186,473,000. These loans generally mature over periods from one to ten years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g. accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
Effective January 1, 2003, the Company adopted FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In accordance with FIN No. 45 and based on available information, the Company has accrued for those guarantees related to the independent and affiliates’ borrowings and the construction and lease agreement as of December 31, 2006 and 2005. These liabilities are not material to the financial position of the Company and are included in other long-term liabilities in the accompanying consolidated balance sheets.
9. Segment Data
The Company’s automotive segment distributes replacement parts (other than body parts) for substantially all makes and models of automobiles, trucks and other vehicles.
The Company’s industrial segment distributes a wide variety of industrial bearings, mechanical and fluid power transmission equipment, including hydraulic and pneumatic products, material handling components, and related parts and supplies.
The Company’s office products segment distributes a wide variety of office products, computer supplies, office furniture, and business electronics.
The Company’s electrical/electronic materials segment distributes a wide variety of electrical/electronic materials, including insulating and conductive materials for use in electronic and electrical apparatus.
The Company’s reportable segments consist of automotive, industrial, office products and electrical/electronic materials. Within the reportable segments, certain of the Company’s operating segments are aggregated because they have similar: economic characteristics, products and services, type and class of customers, and distribution methods. Inter-segment sales are not significant. Operating profit for each industry segment is calculated as net sales less operating expenses excluding general corporate expenses, interest expense, equity in income from investees, amortization and minority interests. Approximately $43,500,000, $39,700,000, and $34,700,000 of income before income taxes was generated in jurisdictions outside the United States for the years ending December 31, 2006, 2005, and 2004, respectively. Net sales and net long-lived assets by country relate directly to the Company’s operations in the respective country. Corporate assets are principally cash and cash equivalents and headquarters’ facilities and equipment.
For management purposes, net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “other” represents the net effect of the discounts, incentives and freight billed to customers, which are reported as a component of net sales in the Company’s consolidated statements of income.

Segment Data

(in thousands) Year ended December 31,	2006	2005	2004	2003	2002
Net sales:
Automotive	$5,185,080	$5,013,460	$4,739,261	$4,477,508	$4,335,362
Industrial	3,107,593	2,795,699	2,511,597	2,253,947	2,246,124
Office products	1,779,832	1,662,393	1,540,878	1,457,149	1,396,453
Electrical/electronic materials	408,138	341,513	335,605	297,618	315,826
Other	(22,701)	(30,015)	(30,074)	(36,922)	(34,838)

Total net sales	$10,457,942	$9,783,050	$9,097,267	$8,449,300	$8,258,927

Operating profit:
Automotive	$399,931	$398,494	$396,015	$363,022	$381,771
Industrial	257,022	214,222	173,760	151,109	178,027
Office products	166,573	157,408	150,817	143,263	140,912
Electrical/electronic materials	22,630	17,470	14,611	7,112	2,756

Total operating profit	846,156	787,594	735,203	664,506	703,466
Interest expense, net	(26,445)	(29,564)	(37,260)	(51,538)	(59,640)
Corporate expense	(44,341)	(45,299)	(58,980)	(37,121)	(33,354)
Intangible asset amortization	(463)	(396)	(356)	(1,539)	(2,421)
Minority interests	(3,991)	(3,271)	(2,688)	(2,565)	(2,315)

Income before income taxes and accounting change	$770,916	$709,064	$635,919	$571,743	$605,736

Assets:
Automotive	$2,625,846	$2,711,620	$2,521,906	$2,369,969	$2,313,747
Industrial	910,734	976,903	955,029	957,735	982,951
Office products	669,303	722,813	681,992	621,523	581,203
Electrical/electronic materials	105,623	113,913	104,918	97,195	98,225
Corporate	123,224	183,572	133,730	23,506	26,224
Goodwill and intangible assets	62,254	62,717	57,672	58,028	58,705

Total assets	$4,496,984	$4,771,538	$4,455,247	$4,127,956	$4,061,055

Depreciation and amortization:
Automotive	$52,565	$44,102	$39,222	$42,681	$43,007
Industrial	7,941	8,345	8,972	10,265	10,789
Office products	9,518	9,551	10,245	10,639	9,856
Electrical/electronic materials	1,394	1,612	2,011	2,729	3,422
Corporate	1,542	1,523	1,401	1,160	656
Intangible asset amortization	463	396	356	1,539	2,421

Total depreciation and amortization	$73,423	$65,529	$62,207	$69,013	$70,151

Capital expenditures:
Automotive	$111,644	$68,062	$52,263	$58,754	$38,599
Industrial	6,187	5,695	3,922	6,824	10,868
Office products	6,002	8,893	12,354	7,211	13,376
Electrical/electronic materials	904	1,550	1,552	394	224
Corporate	1,307	1,514	1,986	721	1,691

Total capital expenditures	$126,044	$85,714	$72,077	$73,904	$64,758

Net sales:
United States	$9,314,970	$8,768,737	$8,198,368	$7,666,389	$7,568,926
Canada	1,071,095	954,317	845,563	731,200	623,686
Mexico	94,578	90,011	83,410	88,633	101,153
Other	(22,701)	(30,015)	(30,074)	(36,922)	(34,838)

Total net sales	$10,457,942	$9,783,050	$9,097,267	$8,449,300	$8,258,927

Net long-lived assets:
United States	$415,569	$388,916	$368,345	$339,020	$339,495
Canada	72,556	62,842	65,649	57,906	47,522
Mexico	3,389	3,254	3,066	4,094	4,739

Total net long-lived assets	$491,514	$455,012	$437,060	$401,020	$391,756

Annual Report on Form 10-K
Item 15(c)
Financial Statement Schedule II — Valuation and Qualifying Accounts
Genuine Parts Company and Subsidiaries

	Balance at	Charged		Balance at
	Beginning	to Costs		End
	of Period	and Expenses	Deductions	of Period
Year ended December 31, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$8,551,291	$20,697,493	$(16,455,978)[1]	$12,792,806
Reserve for facility consolidations	$3,300,000	—	$(1,000,000)[2]	$2,300,000

Year ended December 31, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$12,792,806	$16,355,525	$(17,762,647)[1]	$11,385,684
Reserve for facility consolidations	$2,300,000	—	$(720,000)[2]	$1,580,000

Year ended December 31, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$11,385,684	$16,472,494	$(14,402,108)[1]	$13,456,070
Reserve for facility consolidations	$1,580,000	—	$(1,580,000)[2]	-0-

1	Uncollectible accounts written off, net of recoveries.

2	Facility consolidation expenses paid.

S-1

ANNUAL REPORT ON FORM 10-K
INDEX OF EXHIBITS
The following Exhibits are filed herewith as a part of this Report:
3.2	By-laws of the Company, as amended and restated April 17, 2006.

10.29	Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006.

10.30	Specimen Change in Control Agreement.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

The following Exhibits are incorporated by reference as set forth in Item 15 of this Form 10-K:

-	3.1	Restated Articles of Incorporation of the Company, dated November 15, 2004.

-	4.2	Specimen Common Stock Certificate.

-	4.3	Note Purchase Agreement dated November 30, 2001.
Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

-	10.1*	Form of Amendment to Deferred Compensation Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company.

-	10.2*	1992 Stock Option and Incentive Plan, effective April 20, 1992.

-	10.3*	The Genuine Parts Company Restated Tax-Deferred Savings Plan, effective January 1, 1993.

-	10.4*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996.

-	10.5*	Genuine Parts Company Death Benefit Plan, effective July 15, 1997.

-	10.6*	Restricted Stock Agreement dated February 25, 1999, between the Company and Thomas C. Gallagher.

-	10.7*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated April 19, 1999, effective April 19, 1999.

-	10.8*	Amendment to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999.

-	10.9*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996.

-	10.10*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999.

-	10.11*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001.

-	10.12*	Trust Agreement Executed in Conjunction with the Genuine Parts Company Supplemental Retirement Plan, dated July 1, 2001, effective July 1, 2001.

-	10.13*	Amendment No. 1 to the Trust Agreement Executed in Conjunction with the Genuine Parts Company Non-Qualified Deferred Compensation Plans, dated December 5, 2001, effective July 1, 2001.

-	10.14*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001.

-	10.15*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated November 19, 2001, effective November 19, 2001.

-	10.16*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated effective January 1, 2003, and executed October 22, 2003.

-	10.17*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, dated October 27, 2003, effective January 1, 2003.

-	10.18*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003.

-	10.19*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003.

-	10.20*	Genuine Parts Company 2004 Annual Incentive Bonus Plan, effective January 1, 2004.

-	10.21*	Description of Director Compensation.

-	10.22*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement.

-	10.23*	Genuine Parts Company Stock Appreciation Rights Agreement.

-	10.24*	Genuine Parts Company Restricted Stock Unit Award Agreement.

-	10.25*	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan.

-	10.26*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan.

-	10.27*	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan.

-	10.28*	Amendment No. 2 to the Genuine Parts Company Death Benefit Plan.

*	Indicates management contracts and compensatory plans and arrangements.