Form 10-Q
period 2007-03-31
GENUINE PARTS CO
filed 2007-05-07
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☑                    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2007
Common Stock, $1.00 par value per share	170,377,828 shares

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$250,082	$135,973
Trade accounts receivable, less allowance for doubtful accounts (2007 - $18,030; 2006 - $13,456)	1,296,800	1,227,805
Merchandise inventories, net — at lower of cost (substantially last-in, first-out method) or market	2,201,446	2,236,368
Prepaid expenses and other current assets	214,116	234,981

TOTAL CURRENT ASSETS	3,962,444	3,835,127
Goodwill and intangible assets, less accumulated amortization	62,136	62,254
Other assets	170,676	170,343
Total property, plant and equipment, less allowance for depreciation (2007 - $577,482; 2006 - $561,139)	430,807	429,260

TOTAL ASSETS	$4,626,063	$4,496,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$971,400	$910,263
Income taxes payable	86,004	37,899
Dividends payable	62,254	57,552
Other current liabilities	164,653	193,054

TOTAL CURRENT LIABILITIES	1,284,311	1,198,768
Long-term debt	500,000	500,000
Other long-term liabilities	171,754	187,509
Minority interests in subsidiaries	61,615	60,716
SHAREHOLDERS’ EQUITY
Stated capital:
Preferred Stock, par value — $1 per share Authorized — 10,000,000 shares — None issued	-0-	-0-
Common Stock, par value — $1 per share Authorized — 450,000,000 shares Issued — 2007 — 170,377,828; 2006 — 170,530,874	170,378	170,531
Accumulated other comprehensive loss	(233,812)	(242,534)
Retained earnings	2,671,817	2,621,994

TOTAL SHAREHOLDERS’ EQUITY	2,608,383	2,549,991

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,626,063	$4,496,984

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2007	2006
	(unaudited)
	(in thousands, except per share data)
Net sales	$2,648,843	$2,553,552
Cost of goods sold	1,816,899	1,750,075

Gross profit	831,944	803,477

Operating Expenses:
Selling, administrative & other expenses	615,132	601,359
Depreciation and amortization	20,702	17,623

	635,834	618,982

Income before income taxes	196,110	184,495
Income taxes	74,557	70,570

Net income	$121,553	$113,925

Basic net income per common share	$.71	$.66

Diluted net income per common share	$.71	$.66

Dividends declared per common share	$.365	$.3375

Weighted average common shares outstanding	170,466	172,773

Dilutive effect of stock options and non-vested restricted stock awards	1,035	912

Weighted average common shares outstanding — assuming dilution	171,501	173,685

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended March 31,
	2007	2006
	(unaudited)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$121,553	$113,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,702	17,623
Share-based compensation	2,650	2,790
Excess tax benefits from share-based compensation	(2,300)	(1,349)
Other	1,789	576
Changes in operating assets and liabilities	62,556	(73,510)

NET CASH PROVIDED BY OPERATING ACTIVITIES	206,950	60,055

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(23,683)	(27,521)
Other	672	1,733

NET CASH USED IN INVESTING ACTIVITIES	(23,011)	(25,788)

FINANCING ACTIVITIES:
Payments on credit facilities, net of proceeds	-0-	(881)
Stock options exercised	6,305	3,209
Excess tax benefits from share-based compensation	2,300	1,349
Dividends paid	(57,545)	(54,141)
Purchase of stock	(20,890)	(22,543)

NET CASH USED IN FINANCING ACTIVITIES	(69,830)	(73,007)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	114,109	(38,740)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	135,973	188,911

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$250,082	$150,171

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company”) for the year ended December 31, 2006. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2006 Annual Report on Form 10-K.
The preparation of interim financial statements requires management to make estimates and assumptions for the amounts reported in the condensed consolidated financial statements. Specifically, the Company makes estimates in its interim consolidated financial statements for the accrual of bad debts, inventory adjustments, discounts and volume incentives earned among others. Bad debts are accrued based on a percentage of sales and volume incentives are estimated based upon cumulative and projected purchasing levels. Inventory adjustments are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment. The estimates for interim reporting may change upon final determination at year-end, and such changes may be significant.
In the opinion of management, all adjustments necessary for a fair statement of the Company’s financial results for the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results for the entire year.
Note B — Segment Information

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net sales:
Automotive	$1,261,507	$1,227,789
Industrial	833,392	771,227
Office products	451,842	465,955
Electrical/electronic materials	106,733	95,469
Other	(4,631)	(6,888)

Total net sales	$2,648,843	$2,553,552

Operating profit:
Automotive	$95,837	$95,856
Industrial	64,592	57,515
Office products	48,217	47,696
Electrical/electronic materials	7,220	4,853

Total operating profit	215,866	205,920
Interest expense, net	(6,671)	(7,172)
Other, net	(13,085)	(14,253)

Income before income taxes	$196,110	$184,495

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income.

Note C — Comprehensive Income
Comprehensive income was $130.3 million and $111.5 million for the three months ended March 31, 2007 and 2006, respectively. The difference between comprehensive income and net income was due to foreign currency translation adjustments, adjustments to the fair value of derivative instruments and amounts amortized into net periodic benefit cost as required by Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), as summarized below:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net income	$121,553	$113,925
Other comprehensive income (loss):
Foreign currency translation	4,468	(2,531)
Derivative instruments, net of tax	81	81
Amounts amortized into net periodic benefit cost:
Prior service cost, net of tax	13	N/A
Actuarial loss, net of tax	4,160	N/A

Total other comprehensive income (loss)	8,722	(2,450)

Comprehensive income	$130,275	$111,475

Note D — Recently Issued Accounting Pronouncements
On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007, which is further discussed in Note F.
On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS No. 157 will have a significant impact on the Company’s consolidated financial statements.
Note E — Share-Based Compensation
As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in the 2006 Annual Report on Form 10-K, the Company maintains various Long-Term Incentive Plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. The Company issues new shares upon option exercise under these plans. Most options may be exercised not earlier than twelve months nor later than ten years from the date of grant. At March 31, 2007, total compensation cost related to nonvested awards not yet recognized was approximately $33.3 million, as compared to $30.1 million at March 31, 2006. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for options and RSUs outstanding at March 31, 2007 was approximately $78.5 million, as compared to approximately $56.4 million at March 31, 2006. At March 31, 2007 the aggregate intrinsic value for options and RSUs vested totaled approximately $48.8 million, as compared to approximately $37.1 million at March 31, 2006. At March 31, 2007, the weighted-average contractual life for outstanding and exercisable options and RSUs was seven and six years, respectively. For the three months ended March 31, 2007, $2.7 million of share-based compensation cost was recorded, as compared to $2.8 million for the same period in the prior year.

For the three months ended March 31, 2007, the Company granted approximately 1,272,000 SARs and 95,000 RSUs. SARs represent a right to receive the excess, if any, of the fair market value of one share of common stock on the date of exercise over the grant price. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date provided certain pre-tax profit targets are achieved. The majority of awards vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis.
Note F — Income Taxes
On July 13, 2006, the FASB issued FIN No. 48, to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007. The cumulative effect of adopting FIN 48 did not have a material impact on the Company’s financial position or the results of operation. The amount of gross tax effected unrecognized tax benefits as of the date of the adoption was approximately $28 million of which approximately $14 million, if recognized, would affect the effective tax rate. In addition, at the date of adoption, the Company had accrued interest and penalties related to the unrecognized tax benefits of approximately $1 million, which is included as a component of the unrecognized tax benefit of $28 million noted above. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. With few exceptions, the Company is no longer subject to United States federal, state and local income tax examinations for years ended before 2004 or before 2000 for non-United States income tax examinations. The Company does not anticipate total unrecognized tax benefits will significantly change during the year due to the settlement of audits and the expiration of statutes of limitations.
Note G — Employee Benefit Plans
Net periodic pension cost included the following components for the three months ended March 31:

			Other Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
	(in thousands)
Service cost	$13,286	$12,561	$188	$114
Interest cost	20,278	18,037	360	332
Expected return on plan assets	(27,219)	(24,855)	—	—
Amortization of prior service (income) cost	(93)	(119)	93	93
Amortization of actuarial loss	6,433	6,604	356	322

Net periodic pension cost	$12,685	$12,228	$997	$861

Pension benefits also include amounts related to a supplemental retirement plan. During the three months ended March 31, 2007, the Company contributed $30 million to the pension plan.
Note H — Guarantees
In June 2003, the Company completed an amended and restated master agreement to our $85 million construction and lease agreement (the “Agreement”). The lessor in the Agreement is an independent third-party limited liability company, which has as its sole member a publicly traded corporation. Properties acquired by the lessor are constructed and/or then leased to the Company under operating lease agreements. No additional properties are being added to this Agreement, as the construction term has ended. The Company does not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN No. 46”). In addition, the Company has verified that even if the lessor was determined to be a variable interest entity, the Company would not have to consolidate the lessor nor the assets and liabilities associated with properties leased to the Company. This is because the assets leased under the Agreement do not exceed 50% of the total fair value of the lessor’s assets, excluding any assets that should be excluded from such calculation under FIN No. 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding. The Agreement has been accounted for as an operating lease under SFAS No. 13, Accounting for Leases (“SFAS No. 13”) and related interpretations. Rent expense related to the Agreement is recorded under selling, administrative and other expenses in our condensed consolidated statements of income and was $1.2 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively.

This Agreement, having a term of six years expiring in 2009, contains residual value guarantee provisions and other guarantees that would become due in the event of a default under the operating lease agreement, or at the expiration of the operating lease agreement if the fair value of the leased properties is less than the guaranteed residual value. The maximum amount of the Company’s potential guarantee obligation, representing the residual value guarantee, at March 31, 2007, is approximately $72.6 million. The Company believes the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.
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
At March 31, 2007, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $188.7 million. These loans generally mature over periods from one to ten years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
Effective January 1, 2003, the Company adopted FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). In accordance with FIN No. 45 and based on available information, the Company has accrued for those guarantees related to the independents’ and affiliates’ borrowings and the construction and lease agreement as of March 31, 2007. These liabilities are not material to the financial position of the Company and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Forward-Looking Statements
Some statements in this report, as well as in other materials we file with the SEC and in materials that we make available on our website, or statements we otherwise release to the public constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company’s products and services, the ability to maintain favorable supplier arrangements and relationships, competitive product and pricing pressures, including internet related initiatives, the effectiveness of the Company’s promotional, marketing and advertising programs, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as other risks and uncertainties discussed from time to time in the Company’s filings with the SEC.

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements. You are advised, however, to review any further disclosures we make on related subjects in subsequent Forms 10-Q and Form 8-K reports to the SEC.
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the first three months of 2007, business was conducted throughout the United States, Puerto Rico, Canada and Mexico from approximately 2,000 locations.
We recorded consolidated net income of $121.6 million for the three months ended March 31, 2007, compared to consolidated net income of $113.9 million in the same period last year, an increase of 7%. During the first quarter of 2007, the Company continued to focus on initiatives to grow sales and earnings. Such initiatives included new products, product line expansion, the penetration of new markets and a variety of gross margin and cost savings initiatives. For several periods now, our growth initiatives have enabled us to further capitalize on the favorable economic conditions and industry trends in the markets we serve. As a result, we have reported improved performance for the three months ended March 31, 2007.
Critical Accounting Estimates
The preparation of the consolidated financial statement information contained herein requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Company’s critical accounting policies that the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management believes that as of March 31, 2007, there have been no material changes to this information.
Sales
Sales for the first quarter of 2007 were $2.65 billion, an increase of 4% compared to $2.55 billion for the same period in 2006. The sales growth in the quarter was driven primarily by our internal growth initiatives across all our businesses, as well as by continued favorable economic conditions and positive industry trends throughout most of our businesses.
Sales for the Automotive Parts Group increased 3% in the first quarter of 2007 as compared to the same period in the previous year. We expect on-going initiatives in the Automotive Parts Group to provide further growth opportunities for us, and the demographics in the automotive aftermarket remain favorable. The Industrial Products Group increased sales by 8% in the three months ended March 31, 2007, as compared to the same period in 2006. The market indices for this group remain strong and reflect continued manufacturing expansion. Sales for the Office Products Group for the first quarter of 2007 decreased 3% over the same period in 2006. The decrease is primarily due to some softening demand in the office products industry over the past several months. Sales for the Electrical/Electronic Materials Group increased 12% for the first quarter of 2007 compared to the first quarter of 2006. The expanding industrial economy and market share gains continue to favorably impact sales for this group.

Cost of Goods Sold/Expenses
Cost of goods sold for the first quarter of 2007 was $1.82 billion compared to $1.75 billion for the first quarter of 2006. As a percent of sales, cost of goods sold increased from 68.53% to 68.59% for the three months ended March 31, 2007. The increase in cost of goods sold as a percent of sales for the three month period ended March 31, 2007 partially reflects certain price increases in our business. To offset these increases, the Company has worked with its customers to pass most of these along to them. For the three months ended March 31, 2007, cumulative pricing is up 0.4% in Automotive, 2.0% in Industrial, 1.1% in Office Products and 2.4% in Electrical/Electronic.
Selling, administrative and other expenses of $635.8 million decreased slightly, as a percentage of sales, to 24.00% for the first quarter of 2007 compared to $619.0 or 24.24% of sales for the same period of the prior year. The decrease in these expenses can be primarily attributed to ongoing cost management initiatives and improved trends in certain expenses.
Operating Profit
Operating profit as a percent of sales was 8.1% for the three months ended March 31, 2007 and remained unchanged as compared to the same period of the previous year.
The Automotive Parts Group’s operating profit remained unchanged in the first quarter of 2007, as compared to the same period of the previous year, and its operating profit margin of 7.6% for the three months ended March 31, 2007 was down from 7.8% for the first quarter of 2006. The decrease in operating profit margin for this group is primarily due to the market softness experienced in our Canadian operations, as well as start up costs incurred by our newly established Heavy Duty distribution initiative, which supplies quality replacement parts for the repair and maintenance of heavy-duty trucks and trailers. The Industrial Products Group had a 12% increase in operating profit in the first quarter of 2007, and the operating profit margin for this group increased to 7.8% from 7.5% for the same period of the previous year. The increase in operating profit margin for this group is generally due to gross margin improvement and expense leverage gained from strong sales growth. For the three month period ended March 31, 2007, the Office Products Group’s operating profit increased 1% and operating profit margin increased to 10.7% as compared to 10.2% in the same period of the previous year. This group experienced a more profitable mix of customer and product sales volume in the three months ended March 31, 2007 as compared to the same period of the previous year. The Electrical /Electronic Materials Group increased its operating profit for the first quarter by $2.4 million or 49%, and its operating margin increased to 6.8% compared to 5.1% in the first quarter of the previous year. This group continues to gain leverage on its expenses due to sustained sales growth.
Income Taxes
The effective income tax rate was 38.0% for the three month period ended March 31, 2007 as compared to 38.3% in the same period of the previous year. The decrease in the rate is primarily attributed to the closing of the statutes of limitations on an old tax year during the quarter.
Net Income
Net income for the three months ended March 31, 2007 was $121.6 million, an increase of 7%, as compared to $113.9 million for the first quarter of 2006. On a per share diluted basis, net income was $.71, an increase of 8% compared to $.66 for the first quarter of last year.
Financial Condition
The major balance sheet categories at March 31, 2007 were relatively consistent with the December 31, 2006 balance sheet categories. Cash balances increased $114.1 million from December 31, 2006, due primarily to increased income and improved working capital management. Cash generated from operations of $207.0 million was primarily used to pay dividends of $57.5 million, repurchase approximately $20.9 million of the Company’s stock and invest in the Company via capital expenditures of $23.7 million. Accounts receivable increased $69.0 million or 6%, which is primarily due to the Company’s overall sales increase and acquisitions within our Industrial Parts Group. Inventory decreased $34.9 million or 2% compared to December 31, 2006, which reflects the Company’s planned inventory reduction initiatives. Prepaid expenses and other current assets decreased 9% or $20.9 million compared to December 31, 2006, primarily due to collected volume incentives. Other assets increased $.3 million or were relatively unchanged from December 31, 2006. Accounts payable increased $61.1 million or 7% due primarily to increased purchases made in the three months ended March 31, 2007, compared to December 31, 2006. The Company’s long-term debt is discussed in detail below.

Liquidity and Capital Resources
Long-term debt, which matures in approximately two and four years, is at fixed rates of interest and remained unchanged at $500 million as of March 31, 2007, compared to December 31, 2006.
The ratio of current assets to current liabilities was 3.1 to 1 at March 31, 2007, as compared to 3.2 to 1 at December 31, 2006. The Company believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information called for by this item is provided elsewhere herein and in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in market risk from the information provided under Item 7A in the Company’s Annual Report on Form10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:
ISSUER PURCHASES OF EQUITY SECURITIES

	Total		Total Number of
	Number of		Shares Purchased	Maximum Number of
	Shares	Average	as Part of Publicly	Shares That May Yet Be
	Purchased	Price Paid	Announced Plans or	Purchased Under the
Period	(1)	Per Share	Programs	Plans or Programs
January 1, 2007 through January 31, 2007	245,483	$45.99	177,860	15,143,141
February 1, 2007 through February 28, 2007	80,420	$49.15	45,000	15,098,141
March 1, 2007 through March 31, 2007	299,478	$48.94	215,200	14,882,941

Totals	625,381	$47.94	438,060	14,882,941

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
On April 19, 1999 and August 21, 2006, the Board of Directors authorized the repurchase of 15 million shares and 15 million shares, respectively, and such repurchase plans were announced on April 20, 1999 and August 21, 2006, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. There were no other share repurchase plans outstanding as of March 31, 2007.
Item 6. Exhibits
(a)	The following exhibits are filed as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from the Company’s Current Report on Form 8-K dated April 23, 2007).

Exhibit 3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit 31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

Exhibit 31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)
Date: May 7, 2007	/s/ Jerry W. Nix
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