Form 10-Q
period 2007-06-30
GENUINE PARTS CO
filed 2007-08-07
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☑                     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007

Common Stock, $1.00 par value per share	169,929,701 shares

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$274,560	$135,973
Trade accounts receivable, less allowance for doubtful accounts (2007 - $23,496; 2006 - $13,456)	1,322,973	1,227,805
Merchandise inventories, net — at lower of cost (substantially last-in, first-out method) or market	2,223,066	2,236,368
Prepaid expenses and other current assets	219,688	234,981

TOTAL CURRENT ASSETS	4,040,287	3,835,127
Goodwill and intangible assets, less accumulated amortization	61,960	62,254
Other assets	177,650	170,343
Total property, plant and equipment, less allowance for depreciation (2007 - $600,756; 2006 - $561,139)	445,179	429,260

TOTAL ASSETS	$4,725,076	$4,496,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,028,705	$910,263
Income taxes payable	21,535	37,899
Dividends payable	62,195	57,552
Other current liabilities	172,903	193,054

TOTAL CURRENT LIABILITIES	1,285,338	1,198,768
Long-term debt	500,000	500,000
Other long-term liabilities	179,056	187,509
Minority interests in subsidiaries	63,153	60,716
SHAREHOLDERS’ EQUITY
Stated capital:
Preferred Stock, par value — $1 per share Authorized — 10,000,000 shares — None issued	-0-	-0-
Common Stock, par value — $1 per share Authorized — 450,000,000 shares Issued — 2007 — 169,929,701; 2006 — 170,530,874	169,930	170,531
Accumulated other comprehensive loss	(190,496)	(242,534)
Retained earnings	2,718,095	2,621,994

TOTAL SHAREHOLDERS’ EQUITY	2,697,529	2,549,991

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,725,076	$4,496,984

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)
	(in thousands, except per share data)

Net sales	$2,769,527	$2,661,805	$5,418,370	$5,215,357
Cost of goods sold	1,899,942	1,836,623	3,716,841	3,586,698

Gross profit	869,585	825,182	1,701,529	1,628,659

Operating expenses:
Selling, administrative & other expenses	638,451	612,056	1,253,583	1,213,415
Depreciation and amortization	21,318	17,632	42,020	35,255

	659,769	629,688	1,295,603	1,248,670

Income before income taxes	209,816	195,494	405,926	379,989
Income taxes	79,695	74,814	154,252	145,384

Net income	$130,121	$120,680	$251,674	$234,605

Basic net income per common share	$.76	$.70	$1.48	$1.36

Diluted net income per common share	$.76	$.70	$1.47	$1.35

Dividends declared per common share	$.365	$.3375	$.73	$.675

Weighted average common shares outstanding	170,318	172,186	170,392	172,478

Dilutive effect of stock options and non-vested restricted stock awards	1,062	893	1,039	925

Weighted average common shares outstanding — assuming dilution	171,380	173,079	171,431	173,403

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
	Ended June 30,
	2007	2006
	(unaudited)
	(in thousands)

OPERATING ACTIVITIES:
Net income	$251,674	$234,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,020	35,255
Share-based compensation	7,200	5,390
Excess tax benefits from share-based compensation	(3,784)	(1,620)
Other	2,280	1,608
Changes in operating assets and liabilities	53,370	(30,627)

NET CASH PROVIDED BY OPERATING ACTIVITIES	352,760	244,611

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(52,766)	(58,591)
Other	(6,329)	2,816

NET CASH USED IN INVESTING ACTIVITIES	(59,095)	(55,775)

FINANCING ACTIVITIES:
Payments on credit facilities, net of proceeds	-0-	(881)
Stock options exercised	9,214	5,157
Excess tax benefits from share-based compensation	3,784	1,620
Dividends paid	(119,719)	(112,426)
Purchase of stock	(52,009)	(83,475)

NET CASH USED IN FINANCING ACTIVITIES	(158,730)	(190,005)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,652	1,403

NET INCREASE IN CASH AND CASH EQUIVALENTS	138,587	234

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	135,973	188,911

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$274,560	$189,145

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
The preparation of interim financial statements requires management to make estimates and assumptions for the amounts reported in the condensed consolidated financial statements. Specifically, the Company makes estimates in its interim consolidated financial statements for the accrual of bad debts, inventory adjustments, discounts and volume incentives earned, among others. Bad debts are accrued based on a percentage of sales, and volume incentives are estimated based upon cumulative and projected purchasing levels. Inventory adjustments are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment. The estimates for interim reporting may change upon final determination at year-end, and such changes may be significant.
In the opinion of management, all adjustments necessary for a fair statement of the Company’s financial results for the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of results for the entire year.
Note B — Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

Net sales:
Automotive	$1,395,054	$1,362,230	$2,656,561	$2,590,019
Industrial	839,652	773,553	1,673,044	1,544,780
Office products	430,665	427,229	882,507	893,184
Electrical/electronic materials	110,820	104,021	217,553	199,490
Other	(6,664)	(5,228)	(11,295)	(12,116)

Total net sales	$2,769,527	$2,661,805	$5,418,370	$5,215,357

Operating profit:
Automotive	$114,830	$113,399	$210,667	$209,255
Industrial	70,069	59,073	134,661	116,588
Office products	37,652	38,523	85,869	86,219
Electrical/electronic materials	8,319	6,272	15,539	11,125

Total operating profit	230,870	217,267	446,736	423,187
Interest expense, net	(5,173)	(6,415)	(11,844)	(13,587)
Other, net	(15,881)	(15,358)	(28,966)	(29,611)

Income before income taxes	$209,816	$195,494	$405,926	$379,989

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income.

Note C — Comprehensive Income
Comprehensive income was $303.7 million and $249.1 million for the six months ended June 30, 2007 and 2006, respectively. The difference between comprehensive income and net income was due to foreign currency translation adjustments, adjustments to the fair value of derivative instruments and amounts amortized into net periodic benefit cost as required by Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), as summarized below:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Net income	$251,674	$234,605
Other comprehensive income:
Foreign currency translation	43,506	14,291
Derivative instruments, net of tax	161	161
Amounts amortized into net periodic benefit cost:
Prior service cost, net of tax	30	N/A
Actuarial loss, net of tax	8,341	N/A

Total other comprehensive income	52,038	14,452

Comprehensive income	$303,712	$249,057

Comprehensive income for the three months ended June 30, 2007 and 2006 totaled $173.4 million and $137.6 million, respectively.
Note D — Recently Issued Accounting Pronouncements
On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS No. 157 will have a significant impact on the Company’s consolidated financial statements.
In June 2007, the FASB issued EITF 06-11, Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires tax benefits associated with dividends on share-based payment awards to be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company does not expect EITF 06-11 will have a significant impact on the Company’s consolidated financial statements.
Note E — Share-Based Compensation
As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in the 2006 Annual Report on Form 10-K, the Company maintains various Long-Term Incentive Plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. The Company issues new shares upon option exercise under these plans. Most options may be exercised not earlier than twelve months nor later than ten years from the date of grant. At June 30, 2007, total compensation cost related to nonvested awards not yet recognized was approximately $29.6 million, as compared to $26.7 million at June 30, 2006. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for options and RSUs outstanding at June 30, 2007 was approximately $76.4 million, as compared to approximately $45.9 million at June 30, 2006. At June 30, 2007 the aggregate intrinsic value for options and RSUs vested totaled approximately $50.4 million, as compared to approximately $31.2 million at June 30, 2006. At June 30, 2007, the weighted-average contractual life for outstanding and exercisable options and RSUs was seven and six years, respectively. For the six months ended June 30, 2007, $7.2 million of share-based compensation cost was recorded, as compared to $5.4 million for the same period in the prior year.

For the six months ended June 30, 2007, the Company granted approximately 1,272,000 SARs and 95,000 RSUs. SARs represent a right to receive the excess, if any, of the fair market value of one share of common stock on the date of exercise over the grant price. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date provided certain pre-tax profit targets are achieved. The majority of awards vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis.
Note F — Income Taxes
On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum threshold that a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007. The cumulative effect of adopting FIN No. 48 did not have a material impact on the Company’s financial position or results of operation. The Company’s gross tax effected unrecognized tax benefits as of the date of the adoption was approximately $28 million, of which approximately $14 million, if recognized, would affect the Company’s effective tax rate. In addition, at the date of adoption, the Company had accrued interest and penalties related to the unrecognized tax benefits of approximately $1 million, which is included as a component of the unrecognized tax benefit of $28 million noted above. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. With few exceptions, the Company is no longer subject to United States federal, state and local income tax examinations for years ended before 2004 or before 2000 for non-United States income tax examinations. The Company does not anticipate total unrecognized tax benefits will significantly change during the year due to the settlement of audits and the expiration of statutes of limitations.
Note G — Employee Benefit Plans
Net periodic pension cost included the following components for the three months ended June 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
	(in thousands)

Service cost	$13,360	$12,598	$188	$114
Interest cost	20,388	18,092	360	332
Expected return on plan assets	(27,383)	(24,934)	—	—
Amortization of prior service (income) cost	(88)	(117)	93	93
Amortization of actuarial loss	6,462	6,623	356	323

Net periodic pension cost	$12,739	$12,262	$997	$862

Net periodic pension cost included the following components for the six months ended June 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
	(in thousands)

Service cost	$26,646	$25,159	$376	$228
Interest cost	40,666	36,129	720	664
Expected return on plan assets	(54,602)	(49,789)	—	—
Amortization of prior service (income) cost	(181)	(236)	186	186
Amortization of actuarial loss	12,895	13,227	712	645

Net periodic pension cost	$25,424	$24,490	$1,994	$1,723

Pension benefits also include amounts related to a supplemental retirement plan. During the six months ended June 30, 2007, the Company contributed $30 million to the pension plan.

Note H — Guarantees
In June 2003, the Company completed an amended and restated master agreement to our $85 million construction and lease agreement (the “Agreement”). The lessor in the Agreement is an independent third-party limited liability company, which has as its sole member a publicly traded corporation. Properties acquired by the lessor are constructed and/or then leased to the Company under operating lease agreements. No additional properties are being added to this Agreement, as the construction term has ended. The Company does not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN No. 46”). In addition, the Company has verified that even if the lessor was determined to be a variable interest entity, the Company would not have to consolidate the lessor nor the assets and liabilities associated with properties leased to the Company. This is because the assets leased under the Agreement do not exceed 50% of the total fair value of the lessor’s assets, excluding any assets that should be excluded from such calculation under FIN No. 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding. The Agreement has been accounted for as an operating lease under SFAS No. 13, Accounting for Leases (“SFAS No. 13”) and related interpretations. Rent expense related to the Agreement is recorded under selling, administrative and other expenses in our condensed consolidated statements of income and was $2.5 million and $2.3 million for the six months ended June 30, 2007 and 2006, respectively.
This Agreement, having a term of six years expiring in 2009, contains residual value guarantee provisions and other guarantees that would become due in the event of a default under the operating lease agreement, or at the expiration of the operating lease agreement if the fair value of the leased properties is less than the guaranteed residual value. The maximum amount of the Company’s potential guarantee obligation, representing the residual value guarantee, at June 30, 2007, is approximately $72.6 million. The Company believes the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.
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
At June 30, 2007, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $187.6 million. These loans generally mature over periods from one to ten years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
Effective January 1, 2003, the Company adopted FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). In accordance with FIN No. 45 and based on available information, the Company has accrued for those guarantees related to the independents’ and affiliates’ borrowings and the construction and lease agreement as of June 30, 2007. These liabilities are not material to the financial position of the Company and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
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

Forward-Looking Statements
Some statements in this report, as well as in other materials we file with the SEC and in materials that we make available on our website or otherwise release to the public, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company’s products and services, the ability to maintain favorable supplier arrangements and relationships, competitive product and pricing pressures, including internet related initiatives, the effectiveness of the Company’s promotional, marketing and advertising programs, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as other risks and uncertainties discussed from time to time in the Company’s filings with the SEC.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements. You are advised, however, to review any further disclosures we make on related subjects in subsequent Forms 10-K, 10-Q and 8-K reports to the SEC.
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the six months of 2007, business was conducted throughout the United States, Puerto Rico, Canada and Mexico from approximately 2,000 locations.
We recorded consolidated net income of $251.7 million for the six months ended June 30, 2007, compared to consolidated net income of $234.6 million in the same period last year, an increase of 7%. During the second quarter of 2007, the Company continued to focus on initiatives to grow sales and earnings. Such initiatives included new products, product line expansion, the penetration of new markets and a variety of gross margin and cost savings initiatives. For several periods now, our growth initiatives have enabled us to further capitalize on the favorable economic conditions and industry trends in the markets we serve. As a result, we have reported improved performance for the six months ended June 30, 2007.
Critical Accounting Estimates
The preparation of the condensed consolidated financial statement information contained herein requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Company’s critical accounting policies that the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management believes that as of June 30, 2007, there have been no material changes to this information.

Sales
Sales for the second quarter of 2007 were $2.77 billion, an increase of 4% compared to $2.66 billion for the same period in 2006. The sales growth in the quarter was driven primarily by our internal growth initiatives across all our businesses, as well as by continued favorable economic conditions and positive industry trends in our Industrial and Electrical/Electronic businesses. For the six months ended June 30, 2007, sales were $5.42 billion compared to $5.22 billion for the same period last year, which was an increase of 4%.
Sales for the Automotive Parts Group increased 2% in the second quarter of 2007 as compared to the same period in the previous year and 3% for the six months ended June 30, 2007. We expect new sales and product initiatives in the Automotive Parts Group to provide further growth opportunities for us, and the demographics in the automotive aftermarket remain favorable. The Industrial Products Group increased sales by 9% and 8% in the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The market indices, such as Industrial Production and Capacity Utilization, remain at very solid levels and have shown some further strengthening recently, which has impacted sales for the Industrial Products Group. Sales for the Office Products Group for the second quarter of 2007 increased 1% over the same period in 2006. For the six months ended June 30, 2007, sales have decreased 1% as compared to the first half of 2006. This group has experienced softening demand over the past several months due to industry-wide softness. Sales for the Electrical/Electronic Materials Group increased 7% for the second quarter of 2007 compared to the second quarter of 2006 and 9% for the six months ended June 30, 2007 as compared to the same period of the prior year. The market indicators for this group remain strong and continue to indicate a healthy industry climate, which continues to favorably impact sales for this group.
Cost of Goods Sold/Expenses
Cost of goods sold for the second quarter of 2007 was $1.90 billion compared to $1.84 billion for the second quarter of 2006. As a percent of sales, cost of goods sold decreased from 69.00% to 68.60% for the three months ended June 30, 2007. For the six months ended June 30, 2007, cost of goods sold was $3.72 billion compared to $3.59 billion for the same period last year and as a percent of sales decreased from 68.77% to 68.60%. The decreases in cost of goods sold as a percent of sales for the three and six month periods ended June 30, 2007 partially reflect the impact of our initiatives to improve gross margins. These include initiatives to improve product and customer mix. The Company has also worked with its customers to pass through most of its supplier price increases along to them. For the six months ended June 30, 2007, cumulative pricing is up 0.6% in Automotive, 2.3% in Industrial, 1.8% in Office Products and 4.2% in Electrical/Electronic.
Selling, administrative and other expenses of $659.8 million increased slightly to 23.82% of sales for the second quarter of 2007 compared to 23.66% for the same period of the prior year. For the six months ended June 30, 2007, these expenses totaled $1.30 billion and decreased to 23.91% of sales compared to 23.94% for the same period in 2006. In the second quarter, the Company lost some leverage on expenses due to the low single-digit sales growth in the Automotive and Office Products businesses. Through the six months ended June 30, 2007, our decrease as a percent to sales is attributed to ongoing cost management initiatives.
Operating Profit
Operating profit as a percentage of sales was 8.3% for the three months ended June 30, 2007 compared to 8.2% for the same period of the previous year. For the six months ended June 30, 2007, operating profit as a percentage of sales was 8.2% as compared to 8.1% for the same period of the previous year.
The Automotive Parts Group’s operating profit increased 1% in the second quarter of 2007, and its operating profit margin of 8.2% for the three months ended June 30, 2007 was down from 8.3% for the second quarter of 2006. For the six months ended June 30, 2007, the group’s operating profit increased 1% and its operating profit margin decreased to 7.9% from 8.1% for the same period last year. The decrease in operating profit margin for this group is primarily due to minimal sales growth within the period. The Industrial Products Group had a 19% increase in operating profit in the second quarter of 2007, and the operating profit margin for this group increased to 8.3% from 7.6% for the same period of the previous year. Operating profit increased 15.5% for the six months ended June 30, 2007 compared to the same 2006 period and the Industrial Products Group’s operating profit margin was up from 7.5% for the same period last year to 8.0% in the same 2007 period. The increase in operating profit margin for this group is generally due to gross margin improvement and expense leverage gained from strong sales growth. For the three month period ended June 30, 2007, the Office Products Group’s operating profit decreased 2.3% and the operating profit margin decreased to 8.7% from 9.0% in the same period of the prior year. The decrease in operating profit margin for this group is due to the loss of expense leverage caused by the decrease in sales. This group’s operating profit margin was 9.7% for the six months ended June 30, 2007, which is unchanged from the same period in the previous year. The Electrical /Electronic Materials Group increased its operating profit for the second quarter by 32.6%, and its operating margin increased to 7.5% compared to 6.0% in the second quarter of the previous year. For the six months ended June 30, 2007, the group increased its operating profit by 39.7%, and its operating profit margin improved to 7.1% compared to 5.6% for the six months ended June 30, 2006. The improvement in operating profit and operating margin is due to the strong sales growth.
Income Taxes
The effective income tax rate was 38.0% for both the three and six month periods ended June 30, 2007 as compared to 38.3% for the three and six month periods ended June 30, 2006. The decrease in the rate is primarily due to lower state taxes.
Net Income
Net income for the three months ended June 30, 2007 was $130.1 million, an increase of 8%, as compared to $120.7 million for the second quarter of 2006. On a per share diluted basis, net income was $.76, up 9% compared to $.70 for the second quarter of last year. Net income for the six months was $251.7 million, an increase of 7% over $234.6 million recorded for the same period in the previous year. Earnings per share on a diluted basis were $1.47, up 9% compared to $1.35 for the same six month period of the previous year.
Financial Condition
The major balance sheet categories at June 30, 2007 were relatively consistent with the December 31, 2006 balance sheet categories. Cash balances increased $138.6 million from December 31, 2006, due primarily to increased income and improved working capital management. Cash generated from operations of $352.8 million was primarily used to pay dividends of $119.7 million, repurchase approximately $52.0 million of the Company’s stock and invest in the Company via capital expenditures of $52.8 million. Accounts receivable increased $95.2 million or 8%, which is primarily due to the Company’s overall sales increase and acquisitions within our Industrial Parts Group. Inventory decreased $13.3 million or 1% compared to December 31, 2006, which reflects the Company’s planned inventory reduction initiatives. Prepaid expenses and other current assets decreased 7% or $15.3 million compared to December 31, 2006, primarily due to collected volume incentives. Other assets increased $7.3 million, up 4% from December 31, 2006. Accounts payable increased $118.4 million or 13% due primarily to increased purchases made in the six months ended June 30, 2007, compared to December 31, 2006 and increased terms with certain vendors. The Company’s long-term debt is discussed in detail below.
Liquidity and Capital Resources
Long-term debt, which matures in 2008 and 2011, is at fixed rates of interest and remained unchanged at $500 million as of June 30, 2007, compared to December 31, 2006.
The ratio of current assets to current liabilities was 3.1 to 1 at June 30, 2007, as compared to 3.2 to 1 at December 31, 2006. The Company believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
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
ISSUER PURCHASES OF EQUITY SECURITIES

	Total		Total Number of
	Number of		Shares Purchased	Maximum Number of
	Shares	Average	as Part of Publicly	Shares That May Yet Be
	Purchased	Price Paid	Announced Plans	Purchased Under the
Period	(1)	Per Share	or Programs	Plans or Programs

April 1, 2007 through April 30, 2007	88,447	$49.99	-0-	14,882,941

May 1, 2007 through May 31, 2007	268,251	$49.85	154,924	14,728,017

June 1, 2007 through June 30, 2007	481,590	$49.60	474,490	14,253,527

Totals	838,288	$49.81	629,414	14,253,527

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
On April 19, 1999 and August 21, 2006, the Board of Directors authorized the repurchase of 15 million shares and 15 million shares, respectively, and such repurchase plans were announced on April 20, 1999 and August 21, 2006, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. There were no other share repurchase plans outstanding as of June 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The 2007 Annual Meeting of Shareholders of the Company was held on April 23, 2007.

(b)	At the Annual Meeting, the shareholders elected thirteen directors with terms to expire at the 2008 Annual Meeting. As to the following named individuals, the holders of the Company’s Common Stock voted as follows:

Name	For	Withhold Authority
Dr. Mary B. Bullock	156,074,113	1,439,484
Richard W. Courts II	156,103,054	1,410,543
Jean Douville	155,018,459	2,495,138
Thomas C. Gallagher	154,797,877	2,715,720
George (Jack) C. Guynn	156,109,639	1,403,958
John D. Johns	153,379,582	4,134,015
Michael M. E. Johns, M.D.	156,071,262	1,442,335
J. Hicks Lanier	130,540,423	26,973,174
Wendy B. Needham	156,097,390	1,416,207
Jerry W. Nix	152,459,722	5,053,875
Larry L. Prince	154,605,594	2,908,003
Gary W. Rollins	153,426,679	4,086,918
Lawrence G. Steiner	154,984,820	2,528,777
(c)	The shareholders also approved an amendment to the Restated Articles of Incorporation to eliminate all shareholder supermajority vote provisions. The holders of 155,027,065 shares of Common Stock voted in favor of the amendment, holders of 1,274,470 shares voted against, holders of 1,212,062 shares abstained and there were no broker non-votes.

(d)	The shareholders ratified the selection of Ernst & Young LLP as independent auditors of the Company for 2007. The holders of 153,798,806 shares of Common Stock voted in favor of the ratification, holders of 2,641,448 shares voted against, holders of 1,073,343 shares abstained, and there were no broker non-votes.
Item 6. Exhibits
(a)	The following exhibits are filed as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from the Company’s Current Report on Form 8-K dated April 23, 2007).

Exhibit 3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit 31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

Exhibit 31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)
Date: August 7, 2007	/s/ Jerry W. Nix
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