Form 10-Q
period 2007-09-30
GENUINE PARTS CO
filed 2007-11-05
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2007
Common Stock, $1.00 par value per share	167,900,289 shares

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$330,052	$135,973
Trade accounts receivable, less allowance for doubtful accounts (2007 - $25,816; 2006 - $13,456)	1,334,309	1,227,805
Merchandise inventories, net — at lower of cost (substantially last-in, first-out method) or market	2,225,718	2,236,368
Prepaid expenses and other current assets	243,296	234,981

TOTAL CURRENT ASSETS	4,133,375	3,835,127
Goodwill and intangible assets, less accumulated amortization	70,539	62,254
Other assets	172,583	170,343
Property, plant and equipment, less allowance for depreciation (2007 - $622,457; 2006 - $561,139)	458,597	429,260

TOTAL ASSETS	$4,835,094	$4,496,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,088,201	$910,263
Income taxes payable	19,559	37,899
Dividends payable	61,318	57,552
Other current liabilities	199,529	193,054

TOTAL CURRENT LIABILITIES	1,368,607	1,198,768
Long-term debt	500,000	500,000
Other long-term liabilities	191,750	187,509
Minority interests in subsidiaries	64,774	60,716
SHAREHOLDERS’ EQUITY
Stated capital:
Preferred Stock, par value — $1 per share
Authorized — 10,000,000 shares — None issued	-0-	-0-
Common Stock, par value — $1 per share
Authorized — 450,000,000 shares
Issued — 2007 — 167,900,289; 2006 — 170,530,874	167,900	170,531
Accumulated other comprehensive loss	(150,022)	(242,534)
Retained earnings	2,692,085	2,621,994

TOTAL SHAREHOLDERS’ EQUITY	2,709,963	2,549,991

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,835,094	$4,496,984

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
	(unaudited)
	(in thousands, except per share data)

Net sales	$2,797,556	$2,699,641	$8,215,926	$7,914,998
Cost of goods sold	1,927,068	1,868,346	5,643,909	5,455,044

Gross profit	870,488	831,295	2,572,017	2,459,954

Operating expenses:
Selling, administrative & other expenses	641,107	614,209	1,894,690	1,827,624
Depreciation and amortization	21,994	20,236	64,014	55,491

	663,101	634,445	1,958,704	1,883,115

Income before income taxes	207,387	196,850	613,313	576,839
Income taxes	78,807	75,517	233,059	220,901

Net income	$128,580	$121,333	$380,254	$355,938

Basic net income per common share	$.76	$.71	$2.24	$2.07

Diluted net income per common share	$.76	$.71	$2.23	$2.06

Dividends declared per common share	$.365	$.3375	$1.095	$1.0125

Weighted average common shares outstanding	168,819	170,912	169,862	171,950

Dilutive effect of stock options and non-vested restricted stock awards	1,006	825	1,022	897

Weighted average common shares outstanding — assuming dilution	169,825	171,737	170,884	172,847

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended Sept. 30,
	2007	2006
	(unaudited)
	(in thousands)

OPERATING ACTIVITIES:
Net income	$380,254	$355,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,014	55,491
Share-based compensation	10,750	8,669
Excess tax benefits from share-based compensation	(4,176)	(1,820)
Other	3,629	2,674
Changes in operating assets and liabilities	154,249	(6,317)

NET CASH PROVIDED BY OPERATING ACTIVITIES	608,720	414,635

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(83,781)	(93,155)
Other	(20,316)	(11,614)

NET CASH USED IN INVESTING ACTIVITIES	(104,097)	(104,769)

FINANCING ACTIVITIES:
Payments on credit facilities, net of proceeds	—	(881)
Stock options exercised	10,134	6,183
Excess tax benefits from share-based compensation	4,176	1,820
Dividends paid	(181,925)	(170,530)
Purchase of stock	(152,161)	(122,549)

NET CASH USED IN FINANCING ACTIVITIES	(319,776)	(285,957)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,232	1,574

NET INCREASE IN CASH AND CASH EQUIVALENTS	194,079	25,483

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	135,973	188,911

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$330,052	$214,394

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
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of results for the entire year.
Note B — Segment Information

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

Net sales:
Automotive	$1,381,007	$1,345,595	$4,037,568	$3,935,614
Industrial	849,631	791,650	2,522,675	2,336,430
Office products	460,425	459,093	1,342,932	1,352,277
Electrical/electronic materials	111,863	107,356	329,416	306,846
Other	(5,370)	(4,053)	(16,665)	(16,169)

Total net sales	$2,797,556	$2,699,641	$8,215,926	$7,914,998

Operating profit:
Automotive	$115,023	$112,135	$325,690	$321,390
Industrial	69,669	62,031	204,330	178,619
Office products	33,183	35,344	119,052	121,563
Electrical/electronic materials	7,685	6,059	23,224	17,184

Total operating profit	225,560	215,569	672,296	638,756
Interest expense, net	(4,706)	(6,708)	(16,550)	(20,295)
Other, net	(13,467)	(12,011)	(42,433)	(41,622)

Income before income taxes	$207,387	$196,850	$613,313	$576,839

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income.

Note C — Comprehensive Income
Comprehensive income was $472.8 million and $370.9 million for the nine months ended September 30, 2007 and 2006, respectively. The difference between comprehensive income and net income was due to foreign currency translation adjustments, adjustments to the fair value of derivative instruments and amounts amortized into net periodic benefit cost as required by Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), as summarized below:

	Nine Months Ended Sept. 30,
	2007	2006
	(in thousands)
Net income	$380,254	$355,938
Other comprehensive income:
Foreign currency translation	79,697	14,747
Derivative instruments, net of tax	242	242
Amounts amortized into net periodic benefit cost:
Prior service cost, net of tax	51	N/A
Actuarial loss, net of tax	12,522	N/A

Total other comprehensive income	92,512	14,989

Comprehensive income	$472,766	$370,927

Comprehensive income for the three months ended September 30, 2007 and 2006 totaled $169.1 million and $121.9 million, respectively.
Note D — Recently Issued Accounting Pronouncements
On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that SFAS No. 157 will have a significant impact on the Company’s consolidated financial statements.
In June 2007, the FASB issued EITF 06-11, Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires tax benefits associated with dividends on share-based payment awards to be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company does not expect that EITF 06-11 will have a significant impact on the Company’s consolidated financial statements.
Note E — Share-Based Compensation
As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in the 2006 Annual Report on Form 10-K, the Company maintains various Long-Term Incentive Plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. The Company issues new shares upon option exercise under these plans. Most options may be exercised not earlier than twelve months nor later than ten years from the date of grant. At September 30, 2007, total compensation cost related to nonvested awards not yet recognized was approximately $25.5 million, as compared to $23.5 million at September 30, 2006. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for options and RSUs outstanding at September 30, 2007 was approximately $78.5 million, as compared to approximately $52.0 million at September 30, 2006. At September 30, 2007 the aggregate intrinsic value for options and RSUs vested totaled approximately $50.9 million, as compared to approximately $36.0 million at September 30, 2006. At September 30, 2007, the weighted-average contractual life for outstanding and exercisable options and RSUs was seven and six years, respectively. For the nine months ended September 30, 2007, $10.8 million of share-based compensation cost was recorded, as compared to $8.7 million for the same period in the prior year.

For the nine months ended September 30, 2007, the Company granted approximately 1,272,000 SARs and 95,000 RSUs. SARs represent a right to receive the excess, if any, of the fair market value of one share of common stock on the date of exercise over the grant price. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date provided certain pre-tax profit targets are achieved. The majority of awards vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis.
Note F — Income Taxes
On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum threshold that a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007. The cumulative effect of adopting FIN No. 48 did not have a material impact on the Company’s financial position or results of operations. The Company’s gross tax effected unrecognized tax benefits as of the date of the adoption was approximately $28 million, of which approximately $14 million, if recognized, would affect the Company’s effective tax rate. In addition, at the date of adoption, the Company had accrued interest and penalties related to the unrecognized tax benefits of approximately $1 million, which is included as a component of the unrecognized tax benefit of $28 million noted above. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. With few exceptions, the Company is no longer subject to United States federal, state and local income tax examinations for years ended before 2004 or subject to non-United States income tax examinations for years ended prior to 2000. The Company does not anticipate total unrecognized tax benefits will significantly change during the year due to the settlement of audits and the expiration of statutes of limitations.
Note G — Employee Benefit Plans
Net periodic pension cost included the following components for the three months ended September 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
	(in thousands)

Service cost	$13,432	$12,599	$188	$114
Interest cost	20,496	18,092	360	332
Expected return on plan assets	(27,558)	(25,275)	—	—
Amortization of prior service (income) cost	(83)	(115)	93	93
Amortization of actuarial loss	6,472	6,567	356	323

Net periodic pension cost	$12,759	$11,868	$997	$862

Net periodic pension cost included the following components for the nine months ended September 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
	(in thousands)

Service cost	$40,078	$37,758	$564	$342
Interest cost	61,162	54,221	1,080	996
Expected return on plan assets	(82,160)	(75,064)	—	—
Amortization of prior service (income) cost	(264)	(351)	279	279
Amortization of actuarial loss	19,367	19,794	1,068	968

Net periodic pension cost	$38,183	$36,358	$2,991	$2,585

Pension benefits also include amounts related to a supplemental retirement plan. During the nine months ended September 30, 2007, the Company contributed $30 million to the pension plan.
Note H — Guarantees
In June 2003, the Company completed an amended and restated master agreement to its $85 million construction and lease agreement (the “Agreement”). The lessor in the Agreement is an independent third-party limited liability company, which has as its sole member a publicly traded corporation. Properties acquired by the lessor are constructed and/or then leased to the Company under operating lease agreements. No additional properties are being added to this Agreement, as the construction term has ended. The Company does not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN No. 46”). In addition, the Company has verified that even if the lessor was determined to be a variable interest entity, the Company would not have to consolidate the lessor nor the assets and liabilities associated with properties leased to the Company. This is because the assets leased under the Agreement do not exceed 50% of the total fair value of the lessor’s assets, excluding any assets that should be excluded from such calculation under FIN No. 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding. The Agreement has been accounted for as an operating lease under SFAS No. 13, Accounting for Leases and related interpretations. Rent expense related to the Agreement is recorded under selling, administrative and other expenses in our condensed consolidated statements of income and was $3.8 million and $3.6 million for the nine months ended September 30, 2007 and 2006, respectively.
This Agreement, having a term of six years expiring in 2009, contains residual value guarantee provisions and other guarantees that would become due in the event of a default under the operating lease agreement, or at the expiration of the operating lease agreement if the fair value of the leased properties is less than the guaranteed residual value. The maximum amount of the Company’s potential guarantee obligation, representing the residual value guarantee, at September 30, 2007, is approximately $72.6 million. The Company believes the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.
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
At September 30, 2007, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $182.6 million. These loans generally mature over periods from one to ten years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
Effective January 1, 2003, the Company adopted FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). In accordance with FIN No. 45 and based on available information, the Company has accrued for those guarantees related to the independents’ and affiliates’ borrowings and the construction and lease agreement as of September 30, 2007. These liabilities are not material to the financial position of the Company and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
Note I — Subsequent Event
Subsequent to September 30, 2007, the Company entered into a sale-leaseback transaction with a financial institution. In connection with the transaction, the Company sold certain automotive retail store properties and immediately leased the properties back over a lease term of twenty years. The lease will be classified as an operating lease. Net proceeds from the transaction amounted to approximately $56 million. The Company anticipates recognizing a net gain of approximately $20 million, which will be deferred and amortized over the lease term.

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
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the nine months ended September 30, 2007, business was conducted throughout the United States, Puerto Rico, Canada and Mexico from approximately 2,000 locations.
We recorded consolidated net income of $380.3 million for the nine months ended September 30, 2007, compared to consolidated net income of $355.9 million in the same period last year, an increase of 7%. During the third quarter of 2007, we continued to focus on initiatives to grow sales and earnings. Such initiatives included new products, product line expansion, the penetration of new markets and a variety of gross margin and cost savings initiatives. For several periods now, our growth initiatives have enabled us to capitalize on the opportunities presented in the markets we serve. As a result, we have reported improved performance for the nine months ended September 30, 2007.
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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Company’s critical accounting policies that the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management believes that as of September 30, 2007, there have been no material changes to this information.
Sales
Sales for the third quarter of 2007 were $2.80 billion, an increase of 4% compared to $2.70 billion for the same period in 2006. The sales growth in the quarter was driven primarily by our internal growth initiatives across all our businesses, as well as by continued favorable economic conditions and positive industry trends in our Industrial and Electrical/Electronic businesses. For the nine months ended September 30, 2007, sales were $8.22 billion compared to $7.91 billion for the same period last year, which was an increase of 4%.
Sales for the Automotive Parts Group increased 3% in the three month and nine month periods ended September 30, 2007 as compared to the same periods in the previous year. We expect our sales and product initiatives in the Automotive Parts Group to continue to provide further growth opportunities for us. The Industrial Products Group increased sales by 7% and 8% in the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006. The market indices, such as Industrial Production and Capacity Utilization, remain at very favorable levels, which have continued to positively impact sales for the Industrial Products Group. Sales for the Office Products Group for the third quarter of 2007 were flat as compared to the same period in 2006. For the nine months ended September 30, 2007, sales decreased 1% as compared to the nine months ended September 30, 2006. This group has experienced weak market conditions over the nine months ended September 30, 2007, resulting in an industry-wide softening of demand. Sales for the Electrical/Electronic Materials Group increased 4% for the third quarter of 2007 compared to the third quarter of 2006 and 7% for the nine months ended September 30, 2007 as compared to the same period of the prior year. The market indicators for this group indicate continued expansion in the industry, which continues to favorably impact sales for this group.
Cost of Goods Sold/Expenses
Cost of goods sold for the third quarter of 2007 was $1.93 billion compared to $1.87 billion for the third quarter of 2006. As a percent of sales, cost of goods sold decreased from 69.21% to 68.88% for the three months ended September 30, 2007. For the nine months ended September 30, 2007, cost of goods sold was $5.64 billion compared to $5.46 billion for the same period last year and as a percent of sales decreased from 68.92% to 68.69%. The decreases in cost of goods sold as a percent of sales for the three and nine month periods ended September 30, 2007 reflect the impact of our initiatives to improve product and customer mix. The Company has also worked to pass through most of its vendor price increases to its customers. For the nine months ended September 30, 2007, cumulative pricing is up 0.9% in Automotive, 3.9% in Industrial, 2.4% in Office Products and 5.4% in Electrical/Electronic over the same period last year.
Selling, administrative and other expenses of $663.1 million increased to 23.70% of sales for the third quarter of 2007 compared to 23.50% for the same period of the prior year. For the nine months ended September 30, 2007, these expenses totaled $1.96 billion and increased slightly to 23.84% of sales as compared to 23.79% for the same period in 2006. In the three and nine month periods ended September 30, 2007, the Company continues to experience lack of leverage on expenses on relatively weak top line growth in the Automotive and Office Products businesses.
Operating Profit
Operating profit as a percentage of sales was 8.1% for the three months ended September 30, 2007 compared to 8.0% for the same period of the previous year. For the nine months ended September 30, 2007, operating profit as a percentage of sales was 8.2% as compared to 8.1% for the same period of the previous year.

The Automotive Parts Group’s operating profit increased 3% in the third quarter of 2007, and its operating profit margin of 8.3% for the three months ended September 30, 2007 remained unchanged as compared to the same period in the prior year. For the nine months ended September 30, 2007, the group’s operating profit increased 1% and its operating profit margin decreased to 8.1% from 8.2% for the same period last year. The decrease in operating profit margin for this group is primarily due to a challenging sales environment. The Industrial Products Group had a 12% increase in operating profit in the third quarter of 2007, and the operating profit margin for this group increased to 8.2% from 7.8% for the same period of the previous year. Operating profit increased 14% for the nine months ended September 30, 2007 compared to the same 2006 period and the Industrial Products Group’s operating profit margin was up from 7.6% for the same period last year to 8.1% in 2007. The increase in operating profit margin for this group is generally due to gross margin improvement and expense leverage gained from strong sales growth. For the three month period ended September 30, 2007, the Office Products Group’s operating profit decreased 6% and the operating profit margin decreased to 7.2% from 7.7% in the same period of the prior year. The decrease in operating profit margin for this group is due to the loss of expense leverage caused by difficult market conditions and sluggish top line growth. This group’s operating profit margin was 8.9% for the nine months ended September 30, 2007, as compared to 9.0% for the same period in the previous year. The Electrical /Electronic Materials Group increased its operating profit for the third quarter by 27%, and its operating margin increased to 6.9% compared to 5.6% in the third quarter of the previous year. For the nine months ended September 30, 2007, the group increased its operating profit by 35%, and its operating profit margin improved to 7.1% compared to 5.6% for the nine months ended September 30, 2006. The improvement in operating profit and operating margin is due to the strong sales growth.
Income Taxes
The effective income tax rate was 38.0% for both the three and nine month periods ended September 30, 2007 as compared to 38.4% and 38.3% for the three and nine month periods ended September 30, 2006, respectively. The decrease in the rate is primarily due to lower state taxes.
Net Income
Net income for the three months ended September 30, 2007 was $128.6 million, an increase of 6%, as compared to $121.3 million for the third quarter of 2006. On a per share diluted basis, net income was $.76, up 7% compared to $.71 for the third quarter of last year. Net income for the nine months was $380.3 million, an increase of 7% over $355.9 million recorded for the same period in the previous year. Earnings per share on a diluted basis were $2.23, up 8% compared to $2.06 for the same nine month period of the previous year.
Financial Condition
The major balance sheet categories at September 30, 2007 were relatively consistent with the December 31, 2006 balance sheet categories, with the exception of the improved cash position. Cash balances increased $194.1 million from December 31, 2006, due primarily to increased income and improved working capital management. Cash generated from operations of $608.7 million was primarily used to pay dividends of $181.9 million, repurchase approximately $152.2 million of the Company’s stock and invest in the Company via capital expenditures of $83.8 million. Accounts receivable increased $106.5 million or 9%, which is primarily due to the Company’s overall sales increase and acquisitions within our Industrial Parts Group. Inventory decreased $10.6 million compared to December 31, 2006, which reflects the Company’s inventory management initiatives. Prepaid expenses and other current assets increased 4% or $8.3 million compared to December 31, 2006. Other assets increased $2.2 million, up 1% from December 31, 2006. Accounts payable increased $177.9 million or 20% due primarily to increased purchases related to sales growth made in the nine months ended September 30, 2007, compared to December 31, 2006 and increased terms with certain vendors. The Company’s long-term debt is discussed in detail below.
Liquidity and Capital Resources
Total long-term debt, which matures in November 2008 and 2011, is at fixed rates of interest and remained unchanged at $500 million as of September 30, 2007, compared to December 31, 2006.
The ratio of current assets to current liabilities was 3.0 to 1 at September 30, 2007, as compared to 3.2 to 1 at December 31, 2006. The Company believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
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
ISSUER PURCHASES OF EQUITY SECURITIES

	Total		Total Number of	Maximum Number of
	Number of		Shares Purchased	Shares That May Yet
	Shares	Average	as Part of Publicly	Be Purchased Under
	Purchased	Price Paid	Announced Plans	the Plans or
Period	(1)	Per Share	or Programs (2)	Programs

July 1, 2007 through July 31, 2007	469,255	$48.70	455,300	13,798,227

August 1, 2007 through August 31, 2007	1,523,182	$48.16	1,507,901	12,290,326

September 1, 2007 through September 30, 2007	129,780	$48.31	112,350	12,177,976

Totals	2,122,217	$48.29	2,075,551	12,177,976

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)	On August 21, 2006, the Board of Directors authorized the repurchase of 15 million shares. The repurchase plan was announced August 21, 2006. The authorization for the repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. The Company has repurchased all 15 million shares authorized by the Board of Directors on April 19, 1999, so the 1999 repurchase authorization has expired and is no longer in effect. There were no other share repurchase plans outstanding as of September 30, 2007.

Item 6. Exhibits
(a)	The following exhibits are filed as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from the Company’s Current Report on Form 8-K dated April 23, 2007).

Exhibit 3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit 31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

Exhibit 31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: November 5, 2007	/s/ Jerry W. Nix

Jerry W. Nix Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from the Company’s Current Report on Form 8-K dated April 23, 2007).

Exhibit 3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit 31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

Exhibit 31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.