Form 10-K
period 2007-12-31
GENUINE PARTS CO
filed 2008-02-29
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8,167,294,000 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2008

Common Stock, $1 par value per share	165,305,021 shares

Specifically identified portions of the Company’s 2007 Annual Report are incorporated by reference into Parts I and II of this Form 10-K and specifically identified portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2008 are incorporated by reference into Part III of this Form 10-K.

PART I.
ITEM 1. BUSINESS.
     Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. In 2007, business was conducted throughout the United States, in Canada and in Mexico from approximately 2,000 locations. As used in this report, the “Company” refers to Genuine Parts Company and its subsidiaries, except as otherwise indicated by the context; and the terms “automotive parts” and “industrial parts” refer to replacement parts in each respective category.
Financial Information about Segments. For financial information regarding segments as well as our geographic areas of operation, refer to “Segment Data” and to Note 9 of Notes to Consolidated Financial Statements, both in the Company’s 2007 Annual Report filed as Exhibit 13 to this report and both incorporated herein by reference.
Competition — General. The distribution business, which includes all segments of the Company’s business, is highly competitive with the principal methods of competition being product quality, sufficiency of inventory, price and the ability to give the customer prompt and dependable service. The Company anticipates no decline in competition in any of its business segments in the foreseeable future.
Employees. As of December 31, 2007, the Company employed approximately 32,000 persons.
Available Information. The Company’s internet website can be found at www.genpt.com. The Company makes available, free of charge through its internet website, access to the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and other reports, as amended, as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission (“SEC”). Additionally, our corporate governance guidelines, codes of conduct and ethics, and charters of the Audit Committee and the Compensation, Nominating and Governance Committee of our Board of Directors, as well as information regarding our director nominating process and our procedure for shareholders to communicate with our Board of Directors, are available on our website. We will furnish copies of all of the above information free of charge upon request to our Corporate Secretary.
In Part III of the Form 10-K, we incorporate certain information by reference to our proxy statement for our 2008 annual meeting of shareholders. We expect to file that proxy statement with the SEC on or about February 29, 2008, and we will make it available through our website as soon as reasonably practicable. Please refer to the proxy statement when it is available.
AUTOMOTIVE PARTS GROUP
     The Automotive Parts Group, the largest division of the Company, distributes automotive replacement parts and accessory items. The Company is the largest member, with approximately 95% ownership, of the National Automotive Parts Association (“NAPA”), a voluntary trade association formed in 1925 to provide nationwide distribution of automotive parts. In addition to over 375,000 available part numbers, the Company, in conjunction with NAPA, offers complete inventory, cataloging, marketing, training and other programs in the automotive aftermarket.
     During 2007, the Company’s Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores (“auto parts stores” or “NAPA AUTO PARTS stores”) owned and operated in the United States by the Company; NAPA and TRACTION automotive parts distribution centers and auto parts stores in the United States and Canada owned and operated by the Company and NAPA Canada/UAP Inc. (“NAPA Canada/UAP”), a wholly-owned subsidiary of the Company; auto parts stores and distribution centers in the United States operated by corporations in which the Company owned either a minority or majority interest; auto parts stores in Canada operated by corporations in which UAP owns a 50% interest; distribution centers in the United States owned by Balkamp, Inc. (“Balkamp”), a majority-owned subsidiary of the Company; rebuilding plants in the United States owned by the Company and operated by its Rayloc division; and automotive parts distribution centers and automotive parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. (“Auto Todo”), a wholly-owned subsidiary of the Company.

     Subsequent to December 31, 2007, the Company sold the stock of Johnson Industries, including certain operations owned and operated by Johnson Industries, a wholly-owned subsidiary. Effective February 1, 2008, the Company operates one distribution center under the name JI Chicago, LLC.
     The Company has a 15% interest in Mitchell Repair Information (“MRIC”), a subsidiary of Snap-on Incorporated. MRIC is a leading diagnostic and repair information company with over 40,000 North American subscribers linked to its services and information databases. MRIC’s core product, “Mitchell ON-DEMAND,” is a premier electronic repair information source in the automotive aftermarket.
     In 2007, the Company was a participant in a joint venture with Altrom Group, an import automotive parts distributor headquartered in Vancouver, British Columbia, Canada. At December 31, 2007, the Company had a 45% interest in Altrom Canada Corp., with 15 Canadian locations. The Company’s interest in Altrom America Corp., with two locations in the United States, was 90%. Effective January 1, 2008, the Company increased its ownership interest in Altrom Canada Corp. and Altrom America Corp. to 100%.
     The Company’s NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, SUVs, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes replacement parts for small engines, farm equipment and heavy duty equipment. The Company’s inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company’s domestic automotive operations purchase from more than 90 different suppliers, approximately 53% of 2007 automotive parts inventories were purchased from 10 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers, which has protected the Company from inventory obsolescence.
Distribution System. In 2007, the Company operated 58 domestic NAPA automotive parts distribution centers located in 39 states and approximately 1,100 domestic company-owned NAPA AUTO PARTS stores located in 43 states. At December 31, 2007, Genuine Parts Company owned either a minority or majority interest in three corporations, which operated approximately 22 auto parts stores in three states, and a subsidiary corporation operating three distribution centers in three states.
     NAPA Canada/UAP, founded in 1926, is a Canadian leader in the distribution and marketing of replacement parts and accessories for automobiles and trucks. NAPA Canada/UAP employs approximately 3,900 people. The Company operates a network of 12 distribution centers supplying approximately 582 NAPA stores and 94 TRACTION wholesalers. TRACTION is a supplier of parts to small and large fleet owners and operators and, together with NAPA stores, is a significant supplier to the mining and forestry industries. These include approximately 211 company owned stores, 19 joint venture or progressive owners in which NAPA Canada/UAP owns a 50% interest and approximately 446 independently owned stores. NAPA and TRACTION operations supply bannered installers and independent installers in all provinces of Canada, as well as networks of service station and repair shops operating under the banners of national accounts. UAP is a licensee of the NAPA® name in Canada.
     In Mexico, Auto Todo owns and operates eight distribution centers, four auto parts stores and four tire centers. Auto Todo is a licensee of the NAPA® name in Mexico.
     The Company’s domestic distribution centers serve approximately 4,700 independently owned NAPA AUTO PARTS stores located throughout the market areas served in the United States. NAPA AUTO PARTS stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, these independent automotive parts stores account for approximately 24% of the Company’s total sales with no automotive parts store or group of automotive parts stores with individual or common ownership accounting for more than 0.25% of the total sales of the Company.
Products. Distribution centers have access to over 375,000 different parts and related supply items. Each item is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers. Most orders are filled and shipped the same day as received. The majority of sales are on terms that require payment within 30 days of the statement date. The Company does not manufacture any of the products it distributes. The majority of products are distributed under the NAPA® name, a mark licensed to the Company by NAPA.
Related Operations. Balkamp distributes a wide variety of replacement parts and accessory items for passenger cars, heavy-duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the 43,000 products, which constitute the “Balkamp” line of products that are distributed to the members of NAPA. These products are categorized into over 220 different product groups purchased from approximately 600 domestic suppliers and 100 foreign manufacturers. In addition, Balkamp operates two Redistribution Centers that provide NAPA with over 1,000 SKUs of oils, chemicals and procurement items. BALKAMP®, a federally registered trademark, is important to the sales and marketing promotions of the Balkamp organization. Balkamp has four distribution centers located in Indianapolis and Plainfield, Indiana, Greenwood, Mississippi and West Jordan, Utah.
     The Company, through its Rayloc division, also operates four facilities where certain small automotive parts are rebuilt or distributed to the members of NAPA under the NAPA® brand name. Rayloc® is a mark licensed to the Company by NAPA.
     The Company’s Heavy Vehicle Parts Group operates as TW Distribution, with one location in Atlanta, Georgia, and Traction Heavy Duty parts stores, with seven locations in the United States. This group distributes heavy vehicle parts through the NAPA system and direct to small fleet owners and operators.
Segment Data. In the years ended December 31, 2007 and 2006, sales from the Automotive Parts Group were approximately 49% of the Company’s net sales, as compared to 51% in 2005.
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
NAPA. The Company is a member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive replacement parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose members in 2007 operated 64 distribution centers located throughout the United States, 58 of which were owned and operated by the Company. NAPA develops marketing concepts and programs that may be used by its members. It is not involved in the chain of distribution.
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
INDUSTRIAL PARTS GROUP
     The Industrial Parts Group distributes industrial replacement parts and related supplies throughout the United States and Canada. This group distributes bearings, mechanical power transmission, industrial automation, hose, hydraulic and pneumatic components, industrial products and material handling products. The Industrial Parts Group continues to enhance communication and process activities through three distinct programs. These programs include: motionindustries.com, an internet-based procurement system; MiSupplierConnect, a manufacturer communication and fulfillment system; and inMotion, an internal employee communication source and operational reporting system.
     The Company distributes industrial parts in the United States through Motion Industries, Inc. (“Motion”), headquartered in Birmingham, Alabama. Motion is a wholly-owned subsidiary of the Company. In Canada, industrial parts are distributed by Motion Industries (Canada), Inc. (“Motion Canada”), an operating group in the Company’s North American structure.
     During 2007, the Company acquired Jonesboro Bearing & Supply, with two locations; Canco Hose and Fittings, Inc., with one location; Gerrish Bearing Company, with two locations; Meier Transmission, with two locations; and Shuster Corporation, with one location. All of the acquired companies are suppliers of industrial parts and supplies in the United States, with the exception of Canco, which is located in British Columbia, Canada.
     As of December 31, 2007, the Industrial Parts Group served more than 100,000 customers in all types of industries located throughout the United States and Canada, including the automotive, food, forest products, primary metal, paper, mining, petrochemical and pharmaceutical industries.
Distribution System. In North America, the Industrial Parts Group operates 470 branches, 10 distribution centers and 35 service centers as of December 31, 2007. The distribution centers stock and distribute more than 80,000 different items purchased from more than 250 different suppliers. The service centers provide hydraulic, hose and mechanical repairs for customers. Approximately 40% of 2007 total industrial product purchases were made from 10 major suppliers. Sales are generated from the Industrial Parts Group’s branches located in 47 states, Puerto Rico and nine provinces in Canada. Each branch has warehouse facilities that stock significant amounts of inventory representative of the lines of products used by customers in the respective market area served.
     Motion Canada operates two distribution centers for the 48 Canadian branches serving industrial and agricultural markets.

Products. The Industrial Parts Group distributes a wide variety of products to its customers, primarily industrial concerns, to maintain and operate plants, machinery and equipment. Products include such items as hoses, belts, bearings, pulleys, pumps, valves, chains, gears, sprockets, speed reducers and electric motors. The nature of this group’s business demands the maintenance of large inventories and the ability to promptly meet demanding delivery requirements. Virtually all of the products distributed are installed by the customer. Most orders are filled immediately from existing stock and deliveries are normally made within 24 hours of receipt of order. The majority of all sales are on open account.
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
Segment Data. In the year ended December 31, 2007, sales from the Company’s Industrial Parts Group approximated 31% of the Company’s net sales, as compared to 30% in 2006 and 29% in 2005.
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
     The Office Products Group is represented in Canada through S. P. Richards Canada, a wholly-owned subsidiary of the Company, and is headquartered near Toronto, Ontario. S. P. Richards Canada services office product resellers throughout Canada from locations in Vancouver, Toronto, Calgary, Edmonton and Winnipeg.
Distribution System. The Office Products Group distributes more than 40,000 items to over 7,000 business product resellers throughout the United States and Canada from a network of 44 distribution centers. This network of strategically located distribution centers provides overnight delivery of the Company’s comprehensive product offering. Approximately 55% of the Company’s 2007 total office products purchases were made from 10 major suppliers.
     The Office Products Group sells strictly to resellers of office products. These resellers include independently owned office product dealers, national office product superstores and mass merchants, large contract stationers, mail order companies, Internet resellers and college bookstores. Resellers are offered comprehensive marketing programs, which include print catalogs and flyers, electronic content for reseller websites, and education and training resources.
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

     While the Company’s inventory includes products from over 400 of the industry’s leading manufacturers worldwide, S. P. Richards also markets nine proprietary brands of items. These brands include: SPARCO®, an economical line of office supply basics; Compucessory™, a line of computer accessories; Lorell, a line of office furniture; NATURE SAVER®, an offering of recycled products; Elite Image™, a line of new and remanufactured toner cartridges, specialty paper and labels; Integra, a line of writing instruments; Genuine Joe, a line of cleaning and breakroom products; and Atlantic Breeze and Heat Runner, two lines of climate control products.
Segment Data. In the year ended December 31, 2007, sales from the Company’s Office Products Group were approximately 16% of the Company’s net sales, as compared to 17% in 2006 and 2005.
Competition. In the distribution of office supplies to retail dealers, S. P. Richards competes with many other wholesale distributors as well as with certain manufacturers of office products.
ELECTRICAL/ELECTRONIC MATERIALS GROUP
     The Electrical/Electronic Materials Group was formed on July 1, 1998 through the acquisition of EIS, Inc. (“EIS”) headquartered in Atlanta, Georgia. This Group distributes materials to more than 20,000 electrical and electronic manufacturers in North America. With 31 branch locations in the United States, Puerto Rico, the Dominican Republic, Mexico and Canada, this Group distributes over 100,000 items, from insulating and conductive materials to assembly tools and test equipment. EIS also has three manufacturing facilities that provide custom fabricated parts.
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
Products. The Electrical/Electronic Materials Group distributes a wide variety of products to customers from over 350 vendors. These products include custom fabricated flexible materials that are used as components within a customer’s manufactured finished product in a variety of market segments. Among the products distributed and fabricated are such items as magnet wire, conductive materials, insulating and shielding materials, assembly tools, test equipment, adhesives and chemicals, pressure sensitive tapes, solder, anti-static products and thermal management products. To meet the prompt delivery demands of its customers, this Group maintains large inventories. The majority of sales are on open account. Approximately 45% of 2007 total Electrical/Electronic Materials Group purchases were made from 10 major suppliers.
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
Segment Data. In the years ended December 31, 2007 and 2006, sales from the Company’s Electrical/Electronic Materials Group approximated 4% of the Company’s sales, as compared to 3% in 2005.
Competition. The Electrical/Electronic Materials Group competes with other distributors specializing in the distribution of electrical and electronic products, general line distributors and, to a lesser extent, manufacturers that sell directly to customers.
* * * * * * * * * *

ITEM 1A. RISK FACTORS.
Forward-Looking Statements
Some statements in this report, as well as in other materials we file with the SEC or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to our future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, those set forth below and in other documents that we file with the SEC.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our Form 10-Q, Form 8-K and other reports to the SEC.
Risks Relating to Our Company
We Depend on Our Relationships with Our Vendors.
As a distributor of automotive replacement parts, industrial parts, office products and electrical/electronic materials, our business depends on developing and maintaining close and productive relationships with our vendors. We depend on our vendors to sell us quality products at favorable prices. Many factors outside our control may harm these relationships. For example, financial or operational difficulties with a vendor could cause that vendor to increase the cost of the products we purchase from it. Vendor consolidation could also limit the number of suppliers from which we may purchase products and could materially affect the prices we pay for these products. Also, consolidation among automotive parts or industrial parts and office product suppliers could disrupt our relationship with some vendors. A disruption of our vendor relationships or a disruption in our vendors’ operations could have a material adverse effect on our business and results of operations.
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
In particular, the market for replacement automotive parts is highly competitive and subjects us to a wide variety of competitors. We compete primarily with national and regional auto parts chains, independently owned regional and local automotive parts and accessories stores, automobile dealers that supply manufacturer replacement parts and accessories, mass merchandisers and wholesale clubs that sell automotive products and regional and local full service automotive repair shops. If we are unable to continue to develop successful competitive strategies, including internet related initiatives, or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     Not applicable.
ITEM 2. PROPERTIES.
     The Company’s headquarters and Automotive Parts Group headquarters are located in two adjacent office buildings owned by the Company in Atlanta, Georgia.
     The Company’s Automotive Parts Group currently operates 58 NAPA Distribution Centers in the United States distributed among eight geographic divisions. Approximately 90% of the distribution center properties are owned by the Company. At December 31, 2007, the Company operated approximately 1,100 NAPA AUTO PARTS stores located in 43 states, and the Company owned either a minority or majority interest in approximately 22 additional auto parts stores and three distribution centers located in six states. Other than NAPA AUTO PARTS stores located within Company owned distribution centers, the majority of the automotive parts stores in which the Company has an ownership interest were operated in leased facilities. In addition, NAPA Canada/UAP operates 12 distribution centers and approximately 230 automotive parts and TRACTION stores in Canada, and Auto Todo operates eight distribution centers and eight stores and tire centers in Mexico. These operations were operated in leased facilities.
     The Company’s Automotive Parts Group also operates four Balkamp distribution centers, four Rayloc rebuilding and distribution facilities and one transfer and shipping facility. Finally, Altrom America operates two import parts distribution centers and the Heavy Vehicle Parts Group operates one TW distribution center and seven Traction stores. These operations were operated in leased facilities.
     The Company’s Industrial Parts Group, operating through Motion and Motion Canada, operates 10 distribution centers, 35 service centers and 470 branches. Approximately 90% of these branches are operated in leased facilities.

     The Company’s Office Products Group operates 39 facilities in the United States and five facilities in Canada distributed among the Group’s five geographic divisions. Approximately 75% of these facilities are operated in leased buildings.
     The Company’s Electrical/Electronic Materials Group operates in 28 locations in the United States, one location in Puerto Rico, one location in the Dominican Republic, three locations in Mexico and one location in Canada. All of this Group’s 34 facilities are operated in leased buildings except one facility, which is owned.
     For additional information regarding rental expense on leased properties, see Note 4 of Notes to Consolidated Financial Statements on the Company’s 2007 Annual Report.
ITEM 3. LEGAL PROCEEDINGS.
     The Company is subject to various legal and governmental proceedings, many involving routine litigation incidental to the businesses, including approximately 1,300 product liability lawsuits resulting from its national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts distributed by the Company. While litigation of any type contains an element of uncertainty, the Company believes that its defense and ultimate resolution of pending and reasonably anticipated claims will continue to occur within the ordinary course of the Company’s business and that resolution of these claims will not have a material adverse effect on the Company’s business, results of operations or financial condition.
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
     Thomas C. Gallagher, age 60, has been President of the Company since 1990, Chief Executive Officer since August 2004 and Chairman of the Board since February 2005. Mr. Gallagher served as Chief Operating Officer of the Company from 1990 until August 2004.
     Jerry W. Nix, age 62, was appointed as a director of the Company and elected Vice-Chairman by the Board of Directors in November 2005. He is Executive Vice President-Finance and Chief Financial Officer of the Company, a position he has held since 2000. Previously, Mr. Nix held the position of Senior Vice President-Finance from 1990 to 2000.
     Robert J. Susor, age 62, has been the Executive Vice President of the Company since 2003. Mr. Susor previously served as Senior Vice President-Market Development from 1991 to 2003.
     Paul D. Donahue, age 51, was appointed Executive Vice President of the Company in August 2007. Previously, Mr. Donahue was President and Chief Operating Officer of S.P. Richards Company from 2004 to 2007 and was Executive Vice President — Sales and Marketing in 2003, the year he joined the Company. Prior to S. P. Richards, Mr. Donahue was President of Sanford North America, a division of Newell Rubbermaid, from 1999 to 2002.
     Larry R. Samuelson, age 61, was appointed President of the Automotive Parts Group in January 2004. Mr. Samuelson previously served as President, Chief Operating Officer and Chief Executive Officer of NAPA Canada/UAP Inc. from February 2000 to January 2004.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information Regarding Common Stock
     Certain information required by this item is set forth under the heading “Market Price and Dividend Information” in the Company’s 2007 Annual Report and is incorporated herein by reference.
Sales of Unregistered Securities
     All of our sales of securities in 2007 were registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
     The following table provides information about the purchases of shares of the Company’s common stock during the three month period ended December 31, 2007:

	Total		Total Number of
	Number of		Shares Purchased	Maximum Number of
	Shares	Average	as Part of Publicly	Shares That May Yet Be
	Purchased	Price Paid	Announced Plans	Purchased Under the Plans
Period	(1)	Per Share	or Programs (2)	or Programs

October 1, 2007 through October 31, 2007	634,003	$48.53	624,000	11,553,976

November 1, 2007 through November 30, 2007	745,308	$48.13	745,308	10,808,668

December 1, 2007 through December 31, 2007	486,114	$47.39	483,553	10,325,115

Totals	1,865,425	$48.07	1,852,861	10,325,115

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)	On August 21, 2006, the Board of Directors authorized the repurchase of 15 million shares, and such repurchase plan was announced August 21, 2006. The authorization for this repurchase plan continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors.
ITEM 6. SELECTED FINANCIAL DATA.
     Information required by this item is set forth under the heading “Selected Financial Data” in the Company’s 2007 Annual Report and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     Information required by this item is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2007 Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Information related to this item is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 of Notes to Consolidated Financial Statements in the Company’s 2007 Annual Report and is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     Information required by this item is set forth in “Segment Data”, Consolidated Financial Statements, Notes to Consolidated Financial Statements, in “Report of Independent Registered Public Accounting Firm on the Financial Statements” and under the heading “Quarterly Results of Operations” in the Company’s 2007 Annual Report and is incorporated herein by reference.
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
Management’s conclusion regarding the effectiveness of disclosure controls and procedures
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s report on internal control over financial reporting
     A report of management’s assessment of our internal control over financial reporting as of December 31, 2007 is set forth under the heading “Management’s Report on Internal Control over Financial Reporting” in the Company’s 2007 Annual Report and is incorporated herein by reference.
Other control matters
     There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
     None.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     Information required by this item is set forth under the heading “Nominees for Director”, under the heading “Corporate Governance — Code of Conduct and Ethics”, under the heading “Corporate Governance -Board Committees”, and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement and is incorporated herein by reference. Certain information required by this Item is included in and incorporated by reference to Item “4A. Executive Officers of the Company” of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION.
     Information required by this item is set forth under the headings “Executive Compensation”, “Additional Information Regarding Executive Compensation”, “2007 Grants of Plan-Based Awards”, “2007 Outstanding Equity Awards at Fiscal Year-End”, “2007 Option Exercises and Stock Vested”, “2007 Pension Benefits”, “2007 Nonqualified Deferred Compensation”, “Post Termination Payments and Benefits”, “Compensation, Nominating and Governance Committee Report”, “Compensation, Nominating and Governance Committee Interlocks and Insider Participation”, and “Audit Committee Report” of the Proxy Statement. All such information in the Proxy Statement is incorporated herein by reference, except that the information contained in the Proxy Statement under the heading “Compensation, Nominating and Governance Committee Report” or under the heading “Audit Committee Report” is specifically not so incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     Certain information required by this item is set forth below. Additional information required by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of the Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
     The following table gives information as of December 31, 2007 about the common stock that may be issued under all of the Company’s existing equity compensation plans:

			(c)
			Number of Securities
		(b)	Remaining Available for
		Weighted Average	Future Issuance Under
	(a)	Exercise Price of	Equity Compensation
	Number of Securities to	Outstanding	Plans (Excluding
	be Issued Upon Exercise	Options,	Securities
	of Outstanding Options,	Warrants and	Reflected in Column
Plan Category	Warrants and Rights	Rights	(a))

Equity Compensation Plans Approved by Shareholders:	179,027 (1)	$30.28	-0-
	4,819,040 (2)	$36.03	-0-
	1,316,650 (3)	$45.73	6,636,350 (5)

Equity Compensation Plans Not Approved by Shareholders:	46,037 (4)	n/a	944,543

Total	6,360,754	—	7,580,893

(1)	Genuine Parts Company 1992 Stock Option and Incentive Plan, as amended

(2)	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended

(3)	Genuine Parts Company 2006 Long-Term Incentive Plan

(4)	Genuine Parts Company Director’s Deferred Compensation Plan, as amended

(5)	All of these shares are available for issuance pursuant to grants of full-value stock awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     Information required by this item is set forth under the headings “Corporate Governance — Independent Directors” and “Transactions with Related Persons” of the Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     Information required by this item is set forth under the heading “Proposal 2. Ratification of Selection of Independent Auditors” of the Proxy Statement and is incorporated herein by reference.
PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     (a) Documents filed as part of this report
     (1) Financial Statements
     The following consolidated financial statements of Genuine Parts Company and subsidiaries, included in the Annual Report, are incorporated herein by reference on Form 10-K.
     Consolidated balance sheets — December 31, 2007 and 2006
     Consolidated statements of income — Years ended December 31, 2007, 2006 and 2005
     Consolidated statements of shareholders’ equity — Years ended December 31, 2007, 2006 and 2005
     Consolidated statements of cash flows — Years ended December 31, 2007, 2006 and 2005
     Notes to consolidated financial statements — December 31, 2007
     (2) Financial Statement Schedules.
     The following consolidated financial statement schedule of Genuine Parts Company and subsidiaries, set forth immediately following the signature page of this report, is filed pursuant to Item 15(c):
     Schedule II — Valuation and Qualifying Accounts
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

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, as amended April 23, 2007. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated April 23, 2007.)

Exhibit 3.2	By-laws of the Company, as amended and restated August 20, 2007. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated August 20, 2007.)

Exhibit 4.2	Specimen Common Stock Certificate. (Incorporated herein by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-63874.)

Exhibit 4.3	Note Purchase Agreement, dated November 30, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)
Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

Exhibit 10.1 *	Form of Amendment to Deferred Compensation Agreement, adopted February 13, 1989, between the Company and certain executive officers of the Company. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 15, 1989.)

Exhibit 10.2 *	1992 Stock Option and Incentive Plan, effective April 20, 1992. (Incorporated herein by reference from the Company’s Annual Meeting Proxy Statement, dated March 6, 1992.)

Exhibit 10.3 *	The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

Exhibit 10.4 *	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10.5 *	Genuine Parts Company Death Benefit Plan, effective July 15, 1997. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)

Exhibit 10.6 *	Restricted Stock Agreement dated February 25, 1999, between the Company and Thomas C. Gallagher. (Incorporated herein by reference from the Company’s Form 10-Q, dated May 3, 1999.)

Exhibit 10.7 *	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.8 *	Amendment No. 2 to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.9 *	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.10 *	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.11 *	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.12 *	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 21, 2003.)

Exhibit 10.13 *	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated November 19, 2001, effective November 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 21, 2003.)

Exhibit 10.14 *	Genuine Parts Company Supplemental Retirement Plan, as amended and restated effective January 1, 2003, and executed October 22, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.15 *	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, dated October 27, 2003, effective January 1, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.16 *	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.17 *	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.18 *	Genuine Parts Company 2004 Annual Incentive Bonus Plan, effective January 1, 2004. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10.19 *	Description of Director Compensation. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10.20 *	Genuine Parts Company Stock Appreciation Rights Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10.21 *	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 28, 2005, effective January 1, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)

Exhibit 10.22 *	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, dated November 9, 2005, effective January 1, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)

Exhibit 10.23 *	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, dated December 28, 2005, effective January 1, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)

Exhibit 10.24 *	Amendment No. 2 to the Genuine Parts Company Death Benefit Plan, dated November 9, 2005, effective April 1, 2005. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)

Exhibit 10.25 *	Genuine Parts Company 2006 Long-Term Incentive Plan, effective April 17, 2006. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated April 18, 2006.)

Exhibit 10.26 *	Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 28, 2007.)

Exhibit 10.27 *	Amendment No. 4 to the Genuine Parts Company Supplemental Retirement Plan, dated November 28, 2007, effective January 1, 2008.

Exhibit 10.28 *	Amendment No. 1 to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated November 19, 2007, effective January 1, 2008.

Exhibit 10.29 *	Amendment No. 6 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2007, effective January 1, 2008.

Exhibit 10.30 *	Amendment to the Genuine Parts Company 2004 Annual Incentive Bonus Plan, dated March 27, 2007, effective March 27, 2007.

Exhibit 10.31 *	Amendment No. 2 to the Genuine Parts Company 2004 Annual Incentive Bonus Plan, dated November 19, 2007, effective November 19, 2007.

Exhibit 10.32 *	Amendment No. 2 to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 19, 2007, effective November 19, 2007.

Exhibit 10.33 *	Genuine Parts Company Performance Restricted Stock Unit Award Agreement.

Exhibit 10.34 *	Genuine Parts Company Restricted Stock Unit Award Agreement.

Exhibit 10.35 *	Specimen Change in Control Agreement, as amended and restated as of November 19, 2007.

*	Indicates management contracts and compensatory plans and arrangements.

Exhibit 13	The following sections and pages of the Company’s Annual Report to Shareholders for the year ended December 31, 2007:
•	Selected Financial Data on Page 13

•	Market and Dividend Information on Page 13

•	Segment Data on Page 15

•	Management’s Discussion and Analysis of Financial Condition and Results of Operations on Pages 16-23

•	Quarterly Results of Operations on Page 23

•	Management’s Report on Internal Control over Financial Reporting on Page 24

•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on Page 25

•	Report of Independent Registered Public Accounting Firm on the Financial Statements on Page 25

•	Consolidated Financial Statements and Notes to Consolidated Financial Statements on Pages 26-41

Exhibit 21	Subsidiaries of the Company.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification signed by Chief Executive Officer pursuant to SEC Rule 13a-14(a).

Exhibit 31.2	Certification signed by Chief Financial Officer pursuant to SEC Rule 13a-14(a).

Exhibit 32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
     (b) Exhibits
          See the response to Item 15(a)(3) above.
     (c) Financial Statement Schedules
          See the response to Item 15(a)(2) above.

SIGNATURES.
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUINE PARTS COMPANY

/s/ Thomas C. Gallagher	2/29/08	/s/ Jerry W. Nix	2/29/08

Thomas C. Gallagher	(Date)	Jerry W. Nix	(Date)
Chairman, President and Chief Executive Officer		Vice Chairman and Chief Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Mary B. Bullock	2/18/08	/s/ Richard W. Courts II	2/18/08

Dr. Mary B. Bullock	(Date)	Richard W. Courts II	(Date)
Director		Director

/s/ Jean Douville	2/18/08	/s/ Thomas C. Gallagher	2/18/08

Jean Douville	(Date)	Thomas C. Gallagher	(Date)
Director		Director

/s/ George C. Guynn	2/18/08	/s/ John D. Johns	2/18/08

George C. Guynn	(Date)	John D. Johns	(Date)
Director		Director

/s/ Michael M.E. Johns	2/18/08	/s/ J. Hicks Lanier	2/18/08

Michael M. E. Johns	(Date)	J. Hicks Lanier	(Date)
Director		Director

/s/ Wendy B. Needham	2/18/08	/s/ Jerry W. Nix	2/18/08

Wendy B. Needham	(Date)	Jerry W. Nix	(Date)
Director		Director

/s/ Larry L. Prince	2/18/08	/s/ Gary W. Rollins	2/18/08

Larry L. Prince	(Date)	Gary W. Rollins	(Date)
Director		Director

/s/ Lawrence G. Steiner	2/18/08

Lawrence G. Steiner	(Date)
Director

Annual Report on Form 10-K
Item 15(c)
Financial Statement Schedule II — Valuation and Qualifying Accounts
Genuine Parts Company and Subsidiaries

	Balance at	Charged		Balance at
	Beginning	to Costs		End
	of Period	and Expenses	Deductions	of Period
Year ended December 31, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$12,792,806	$16,355,525	$(17,762,647)[1]	$11,385,684
Reserve for facility consolidations	$2,300,000	—	$(720,000)[2]	$1,580,000

Year ended December 31, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$11,385,684	$16,472,494	$(14,402,108)[1]	$13,456,070
Reserve for facility consolidations	$1,580,000	—	$(1,580,000)[2]	-0-

Year ended December 31, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$13,456,070	$13,513,715	$(11,448,980)[1]	$15,520,805

1	Uncollectible accounts written off, net of recoveries.

2	Facility Consolidation expense paid.

ANNUAL REPORT ON FORM 10-K
INDEX OF EXHIBITS
The following Exhibits are filed herewith as a part of this Report:

10.27*	Amendment No. 4 to the Genuine Parts Company Supplemental Retirement Plan, dated November 28, 2007, effective January 1, 2008.

10.28*	Amendment No. 1 to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated November 19, 2007, effective January 1, 2008.

10.29*	Amendment No. 6 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2007, effective January 1, 2008.

10.30*	Amendment to the Genuine Parts Company 2004 Annual Incentive Bonus Plan, dated March 27, 2007, effective March 27, 2007.

10.31*	Amendment No. 2 to the Genuine Parts Company 2004 Annual Incentive Bonus Plan, dated November 19, 2007, effective November 19, 2007.

10.32*	Amendment No. 2 to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 19, 2007, effective November 19, 2007.

10.33*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement.

10.34*	Genuine Parts Company Restricted Stock Unit Award Agreement.

10.35*	Specimen Change in Control Agreement, as amended and restated as of November 19, 2007.

13	The following sections and pages of the Company’s Annual Report to Shareholders for the year ended December 31, 2007:
•	Selected Financial Data on Page 13

•	Market and Dividend Information on Page 13

•	Segment Data on Page 15

•	Management’s Discussion and Analysis of Financial Condition and Results of Operations on Pages 16-23

•	Quarterly Results of Operations on Page 23

•	Management’s Report on Internal Control over Financial Reporting on Page 24

•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on Page 25

•	Report of Independent Registered Public Accounting Firm on the Financial Statements on Page 25

•	Consolidated Financial Statements and Notes to Consolidated Financial Statements on Pages 26-41

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

The following Exhibits are incorporated by reference as set forth in Item 15 of this Form 10-K:

- 3.1	Amended and Restated Articles of Incorporation of the Company, amended April 23, 2007.

- 3.2	By-Laws of the Company as amended and restated August 20, 2007.

- 4.2	Specimen Common Stock Certificate.

- 4.3	Note Purchase Agreement dated November 30, 2001.
Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

- 10.1*	Form of Amendment to Deferred Compensation Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company.

- 10.2*	1992 Stock Option and Incentive Plan, effective April 20, 1992.

- 10.3*	The Genuine Parts Company Restated Tax-Deferred Savings Plan, effective January 1, 1993.

- 10.4*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996.

- 10.5*	Genuine Parts Company Death Benefit Plan, effective July 15, 1997.

- 10.6*	Restricted Stock Agreement dated February 25, 1999, between the Company and Thomas C. Gallagher.

- 10.7*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated April 19, 1999, effective April 19, 1999.

- 10.8*	Amendment to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999.

- 10.9*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996.

- 10.10*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999.

- 10.11*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001.

- 10.12*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001.

- 10.13*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated November 19, 2001, effective November 19, 2001.

- 10.14*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated effective January 1, 2003, and executed October 22, 2003.

- 10.15*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, dated October 27, 2003, effective January 1, 2003.

- 10.16*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003.

- 10.17*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003.

- 10.18*	Genuine Parts Company 2004 Annual Incentive Bonus Plan, effective January 1, 2004.

- 10.19*	Description of Director Compensation.

- 10.20*	Genuine Parts Company Stock Appreciation Rights Agreement.

- 10.21*	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan.

- 10.22*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan.

- 10.23*	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan.

- 10.24*	Amendment No. 2 to the Genuine Parts Company Death Benefit Plan.

- 10.25*	Genuine Parts Company 2006 Long-Term Incentive Plan, effective April 17, 2006.

- 10.26*	Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006.

*	Indicates management contracts and compensatory plans and arrangements.