Form 10-Q
period 2008-03-31
GENUINE PARTS CO
filed 2008-05-07
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008

Common Stock, $1.00 par value per share	163,817,639 shares

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
	(in thousands, except share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$161,519	$231,837
Trade accounts receivable, less allowance for doubtful accounts (2008 - $18,367; 2007 - $15,521)	1,303,787	1,216,220
Merchandise inventories, net — at lower of cost (substantially last-in, first-out method) or market	2,314,536	2,335,716
Prepaid expenses and other current assets	245,891	269,239

TOTAL CURRENT ASSETS	4,025,733	4,053,012
Goodwill and intangible assets, less accumulated amortization	114,489	82,453
Other assets	195,371	212,615
Property, plant and equipment, less allowance for depreciation (2008 - $627,919; 2007 - $623,778)	419,825	425,989

TOTAL ASSETS	$4,755,418	$4,774,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,002,742	$989,816
Current portion of debt	250,000	250,000
Income taxes payable	78,994	45,578
Dividends payable	64,283	60,789
Other current liabilities	173,433	201,793

TOTAL CURRENT LIABILITIES	1,569,452	1,547,976
Long-term debt	250,000	250,000
Other long-term liabilities	200,830	193,147
Minority interests in subsidiaries	65,462	66,230
SHAREHOLDERS’ EQUITY
Stated capital:
Preferred Stock, par value — $1 per share Authorized - 10,000,000 shares — None issued	-0-	-0-
Common Stock, par value — $1 per share Authorized — 450,000,000 shares Issued — 2008 — 163,817,639; 2007 — 166,065,250	163,818	166,065
Accumulated other comprehensive (loss) income	(138,260)	(123,715)
Retained earnings	2,644,116	2,674,366

TOTAL SHAREHOLDERS’ EQUITY	2,669,674	2,716,716

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,755,418	$4,774,069

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2008	2007
	(unaudited)
	(in thousands, except per share data)

Net sales	$2,739,473	$2,648,843
Cost of goods sold	1,919,990	1,858,899

Gross profit	819,483	789,944

Operating Expenses:
Selling, administrative & other expenses	605,118	573,132
Depreciation and amortization	22,684	20,702

	627,802	593,834

Income before income taxes	191,681	196,110
Income taxes	68,138	74,557

Net income	$123,543	$121,553

Basic net income per common share	$.75	$.71

Diluted net income per common share	$.75	$.71

Dividends declared per common share	$.39	$.365

Weighted average common shares outstanding	164,977	170,466

Dilutive effect of stock options and non-vested restricted stock awards	729	1,035

Weighted average common shares outstanding — assuming dilution	165,706	171,501

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended March 31,
	2008	2007
	(unaudited)
	(in thousands)

OPERATING ACTIVITIES:
Net income	$123,543	$121,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,684	20,702
Share-based compensation	1,600	2,650
Excess tax benefits from share-based compensation	(217)	(2,300)
Other	804	890
Changes in operating assets and liabilities	(2,527)	62,556

NET CASH PROVIDED BY OPERATING ACTIVITIES	145,887	206,051

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(21,762)	(23,683)
Other	(39,003)	672

NET CASH USED IN INVESTING ACTIVITIES	(60,765)	(23,011)

FINANCING ACTIVITIES:
Stock options exercised	752	6,305
Excess tax benefits from share-based compensation	217	2,300
Dividends paid	(60,789)	(57,545)
Purchase of stock	(94,325)	(20,890)

NET CASH USED IN FINANCING ACTIVITIES	(154,145)	(69,830)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,295)	899

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(70,318)	114,109

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	231,837	135,973

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$161,519	$250,082

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company”) for the year ended December 31, 2007. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2007 Annual Report on Form 10-K.
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
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results for the entire year.
Note B — Segment Information

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Net sales:
Automotive	$1,305,887	$1,261,507
Industrial	881,213	833,392
Office products	442,392	451,842
Electrical/electronic materials	114,301	106,733
Other	(4,320)	(4,631)

Total net sales	$2,739,473	$2,648,843

Operating profit:
Automotive	$90,644	$95,837
Industrial	68,992	64,592
Office products	43,932	48,217
Electrical/electronic materials	9,010	7,220

Total operating profit	212,578	215,866
Interest expense, net	(7,154)	(6,671)
Other, net	(13,743)	(13,085)

Income before income taxes	$191,681	$196,110

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income.

Note C — Comprehensive Income
Comprehensive income was $109.0 million and $130.3 million for the three months ended March 31, 2008 and 2007, respectively. The difference between comprehensive income and net income was due to foreign currency translation adjustments, adjustments to the fair value of derivative instruments and amounts amortized into net periodic benefit cost as required by Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), as summarized below:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net income	$123,543	$121,553
Other comprehensive (loss) income:
Foreign currency translation	(17,733)	4,468
Derivative instruments, net of tax	—	81
Amounts amortized into net periodic benefit cost:
Prior service cost, net of tax	99	13
Actuarial loss, net of tax	3,089	4,160

Total other comprehensive (loss) income	(14,545)	8,722

Comprehensive income	$108,998	$130,275

Note D — Recently Issued Accounting Pronouncements
On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. The provisions of SFAS No. 157, as issued, are effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2 that deferred for one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). As of January 1, 2008, the Company has adopted SFAS No. 157 for all financial assets and liabilities and for non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The Company determined that the adoption did not have a significant impact on the Company’s consolidated financial statements. Additionally, the Company does not expect the adoption of SFAS No. 157 for non-financial assets and liabilities, effective January 1, 2009, will have a significant impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for any non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect that SFAS No. 160 will have a significant impact on the Company’s consolidated financial statements.

Note E — Share-Based Compensation
As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in the 2007 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive the excess, if any, of the fair market value of one share of common stock on the date of exercise over the grant price. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At March 31, 2008, total compensation cost related to nonvested awards not yet recognized was approximately $18.2 million, as compared to $33.3 million at March 31, 2007. The weighted-average period over which this compensation cost is expected to be recognized is approximately two years. The aggregate intrinsic value for options, SARs and RSUs outstanding at March 31, 2008 was approximately $31.4 million, as compared to approximately $78.5 million at March 31, 2007. At March 31, 2008 the aggregate intrinsic value for options, SARs and RSUs vested totaled approximately $18.9 million, as compared to approximately $48.8 million at March 31, 2007. At March 31, 2008, the weighted-average contractual life for outstanding and exercisable options, SARs and RSUs was approximately six years. For the three months ended March 31, 2008, $1.6 million of share-based compensation cost was recorded, as compared to $2.7 million for the same period in the prior year. The Company had no grant activity for the three months ended March 31, 2008.
Note F — Employee Benefit Plans
Net periodic pension cost included the following components for the three months ended March 31:

			Other Post-retirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
	(in thousands)

Service cost	$13,341	$13,286	$220	$188
Interest cost	22,629	20,278	404	360
Expected return on plan assets	(28,746)	(27,219)	—	—
Amortization of prior service (income) cost	(4)	(93)	93	93
Amortization of actuarial loss	4,504	6,433	404	356

Net periodic pension cost	$11,724	$12,685	$1,121	$997

Pension benefits also include amounts related to a supplemental retirement plan. During the three months ended March 31, 2008, the Company did not contribute to the pension plan.
Note G — Guarantees
In June 2003, the Company completed an amended and restated master agreement to its $85 million construction and lease agreement (the “Agreement”). The lessor in the Agreement is an independent third-party limited liability company, which has as its sole member a publicly traded corporation. Properties acquired by the lessor are constructed and/or then leased to the Company under operating lease agreements. No additional properties are being added to this Agreement, as the construction term has ended. The Company does not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN No. 46”). In addition, the Company has verified that even if the lessor was determined to be a variable interest entity, the Company would not have to consolidate the lessor nor the assets and liabilities associated with properties leased to the Company. This is because the assets leased under the Agreement do not exceed 50% of the total fair value of the lessor’s assets, excluding any assets that should be excluded from such calculation under FIN No. 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding. The Agreement has been accounted for as an operating lease under SFAS No. 13, Accounting for Leases and related interpretations. Rent expense related to the Agreement is recorded under selling, administrative and other expenses in our condensed consolidated statements of income and was $0.8 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively.

This Agreement, having a term of six years expiring in 2009, contains residual value guarantee provisions and other guarantees that would become due in the event of a default under the operating lease agreement, or at the expiration of the operating lease agreement if the fair value of the leased properties is less than the guaranteed residual value. The maximum amount of the Company’s potential guarantee obligation, representing the residual value guarantee, at March 31, 2008, is approximately $62.7 million. The Company believes the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.
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
At March 31, 2008, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $175.8 million. These loans generally mature over periods from one to ten years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
Effective January 1, 2003, the Company adopted FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). In accordance with FIN No. 45 and based on available information, the Company has accrued for those guarantees related to the independents’ and affiliates’ borrowings and the construction and lease agreement as of March 31, 2008. These liabilities are not material to the financial position of the Company and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Form 10-Q, 10-K, 8-K and other reports to the SEC.

Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the three months ended March 31, 2008, business was conducted throughout the United States, Puerto Rico, Canada and Mexico from approximately 2,000 locations.
We recorded consolidated net income of $123.5 million for the three months ended March 31, 2008, compared to consolidated net income of $121.6 million in the same period last year, an increase of 2%. During the first quarter of 2008, we continued to focus on initiatives to grow sales and earnings. Such initiatives included new products, product line expansion, the penetration of new markets including acquisitions, and a variety of gross margin and cost savings initiatives. Our growth initiatives have enabled us to capitalize on the opportunities presented in the markets we serve. As a result, we have reported improved performance for the three months ended March 31, 2008.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Company’s critical accounting policies that the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Management believes that as of March 31, 2008, there have been no material changes to this information.
Sales
Sales for the first quarter of 2008 were $2.74 billion, an increase of 3% compared to $2.65 billion for the same period in 2007. The sales growth in the quarter was driven primarily by our internal growth initiatives across all our businesses, as well as by favorable industry conditions in our Industrial and Electrical/Electronic businesses.
Sales for the Automotive Parts Group increased 4% in the first quarter of 2008 as compared to the same period in the previous year. We expect our sales and product initiatives in the Automotive Parts Group to continue to provide further growth opportunities for us. The Industrial Products Group increased sales by 6% in the three month period ended March 31, 2008, as compared to the same period in 2007. The market indices, such as Industrial Production and Capacity Utilization, remain at healthy levels, which have continued to positively impact sales for the Industrial Products Group. In addition, this group benefited from acquisitions, which accounted for nearly 2% of its sales. Sales for the Office Products Group for the first quarter of 2008 decreased 2% as compared to the same period in 2007. This group continues to experience weak market conditions, which have resulted in an industry-wide softening of demand. Sales for the Electrical/Electronic Materials Group increased 7% for the first quarter of 2008 compared to the same period of the previous year. The market indicators for this group indicate continued expansion in the industry, which continues to favorably impact sales for this group.

Cost of Goods Sold/Expenses
Cost of goods sold for the first quarter of 2008 was $1.92 billion compared to $1.86 billion for the first quarter of 2007. As a percent of sales, cost of goods sold decreased to 70.09% for the three months ended March 31, 2008 from 70.18% for the same period of 2007. The decrease in cost of goods sold as a percent of sales for the three month period ended March 31, 2008 reflects the impact of our initiatives to improve product and customer mix, as well as expanded global sourcing opportunities. The Company has also worked to pass through most of its vendor price increases to its customers. For the three months ended March 31, 2008, cumulative pricing increased .8% in Automotive, 2.1% in Industrial, 1.8% in Office Products and 2.0% in Electrical/Electronic over the same period last year.
Selling, administrative and other expenses of $627.8 million increased to 22.92% of sales for the first quarter of 2008 compared to 22.42% for the same period of the prior year. The Company continues to experience lack of leverage on expenses on relatively weak top line growth in the Automotive and Office Products businesses.
Operating Profit
Operating profit as a percentage of sales was 7.8% for the three months ended March 31, 2008, compared to 8.1% for the same period of the previous year.
The Automotive Parts Group’s operating profit decreased 5% in the first quarter of 2008, and its operating profit margin of 6.9% for the three months ended March 31, 2008 was a decrease from 7.6% in the same period of the prior year. The decrease in operating profit margin for this group is primarily due to the costs associated with the sale of its Johnson Industries subsidiary, as well as one time consolidation costs in its remanufacturing operations. The Industrial Products Group had a 7% increase in operating profit in the first quarter of 2008, and the operating profit margin for this group remained unchanged at 7.8% from the same period in the previous year due to continued expense leverage. For the three month period ended March 31, 2008, the Office Products Group’s operating profit decreased 9% and the operating profit margin decreased to 9.9% from 10.7% in the same period of the prior year. The decrease in operating profit margin for this group is due to the loss of expense leverage on the decrease in revenue for the quarter. The Electrical /Electronic Materials Group increased its operating profit for the first quarter by 25%, and its operating margin increased to 7.9% compared to 6.8% in the first quarter of the previous year.
Income Taxes
The effective income tax rate was 35.6% for the three month period ended March 31, 2008 as compared to 38.0% for the three month period ended March 31, 2007. The decrease in the rate is primarily due to the tax benefit on the sale of the Company’s Johnson Industries subsidiary.
Net Income
Net income for the three months ended March 31, 2008 was $123.5 million, an increase of 2%, as compared to $121.6 million for the first quarter of 2007. On a per share diluted basis, net income was $.75, up 6% compared to $.71 for the first quarter of last year.
Financial Condition
The major balance sheet categories at March 31, 2008 were relatively consistent with the December 31, 2007 balance sheet categories, with the exception of cash. Cash balances decreased $70.3 million or 30% from December 31, 2007, due primarily to the increased level of share repurchases in the quarter. Cash generated from operations of $145.9 million was primarily used to pay dividends of $60.8 million, repurchase approximately $94.3 million of the Company’s stock and invest in the Company via capital expenditures of $21.8 million. Accounts receivable increased $87.6 million, or 7%, which is primarily due to the Company’s overall sales increase and acquisitions within our Industrial Parts Group. Inventory decreased $21.2 million or 1% compared to December 31, 2007, which reflects the Company’s inventory management initiatives. Prepaid expenses and other current assets decreased 9%, or $23.3 million, primarily due to collections on volume incentives accrued at December 31, 2007. Goodwill and intangible assets increased $32.0 million or 39% in association with acquisitions in the quarter and other assets decreased $17.2 million, or 8%, from December 31, 2007, primarily due to the conversion of a joint venture investment to a wholly owned subsidiary, effective January 1, 2008. Accounts payable increased $12.9 million, or 1%, due primarily to increased purchases related to sales growth made in the three months ended March 31, 2008, compared to December 31, 2007 and increased terms with certain vendors. The Company’s long-term debt is discussed in detail below.

Liquidity and Capital Resources
The Company had $500 million of total debt outstanding at March 31, 2008 and December 31, 2007. A $250 million portion matures in November 2008 with the remaining portion maturing in November 2011. The debt is at fixed rates of interest.
The ratio of current assets to current liabilities was 2.6 to 1 at March 31, 2008, and remained unchanged from December 31, 2007. The Company believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information called for by this item is provided elsewhere herein and in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in market risk from the information provided under Item 7A in the Company’s Annual Report on Form10-K for the year ended December 31, 2007.
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
PART II — OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:
ISSUER PURCHASES OF EQUITY SECURITIES

	Total		Total Number of	Maximum Number of
	Number of		Shares Purchased	Shares That May Yet
	Shares	Average	as Part of Publicly	Be Purchased Under
	Purchased	Price Paid	Announced Plans	the Plans or
Period	(1)	Per Share	or Programs (2)	Programs

January 1, 2008 through January 31, 2008	762,444	42.79	760,159	9,564,956
February 1, 2008 through February 29, 2008	505,860	42.53	505,860	9,059,096
March 1, 2008 through March 31, 2008	1,011,600	39.82	1,011,600	8,047,496

Totals	2,279,904	41.42	2,277,619	8,047,496

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)	On August 21, 2006, the Board of Directors authorized the repurchase of 15 million shares, and such repurchase plan was announced August 21, 2006. The authorization for the repurchase plan continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. There were no other share repurchase plans outstanding as of March 31, 2008.
Item 6. Exhibits
(a) The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007).

Exhibit 3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 20, 2007).

Exhibit 31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a) — filed herewith.

Exhibit 31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a) — filed herewith.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer — furnished herewith.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer — furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)
Date: May 7, 2008	/s/ Jerry W. Nix
Jerry W. Nix
Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007).

Exhibit 3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 20, 2007).

Exhibit 31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a) — filed herewith.

Exhibit 31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a) — filed herewith.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer — furnished herewith.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer — furnished herewith.