Form 10-Q
period 2008-06-30
GENUINE PARTS CO
filed 2008-08-06
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008

Common Stock, $1.00 par value per share	161,805,324 shares

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$135,844	$231,837
Trade accounts receivable, less allowance for doubtful accounts (2008 — $23,900; 2007 — $15,521)	1,342,635	1,216,220
Merchandise inventories, net — at lower of cost (substantially last-in, first-out method) or market	2,319,485	2,335,716
Prepaid expenses and other current assets	264,804	269,239

TOTAL CURRENT ASSETS	4,062,768	4,053,012
Goodwill and intangible assets, less accumulated amortization	126,010	82,453
Other assets	186,414	212,615
Property, plant and equipment, less allowance for depreciation (2008 — $642,831; 2007 — $623,778)	422,151	425,989

TOTAL ASSETS	$4,797,343	$4,774,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,064,882	$989,816
Current portion of debt	250,000	250,000
Income taxes payable	15,059	45,578
Dividends payable	63,798	60,789
Other current liabilities	187,653	201,793

TOTAL CURRENT LIABILITIES	1,581,392	1,547,976
Long-term debt	250,000	250,000
Other long-term liabilities	201,412	193,147
Minority interests in subsidiaries	67,298	66,230
SHAREHOLDERS’ EQUITY
Stated capital:
Preferred Stock, par value — $1 per share
Authorized — 10,000,000 shares — None issued	-0-	-0-
Common Stock, par value — $1 per share
Authorized — 450,000,000 shares
Issued — 2008 — 162,477,418; 2007 — 166,065,250	162,477	166,065
Accumulated other comprehensive (loss) income	(128,842)	(123,715)
Retained earnings	2,663,606	2,674,366

TOTAL SHAREHOLDERS’ EQUITY	2,697,241	2,716,716

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,797,343	$4,774,069

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)
	(in thousands, except per share data)

Net sales	$2,873,485	$2,769,527	$5,612,958	$5,418,370
Cost of goods sold	2,021,272	1,944,942	3,941,262	3,803,841

Gross profit	852,213	824,585	1,671,696	1,614,529

Operating expenses:
Selling, administrative & other expenses	614,485	593,451	1,219,603	1,166,583
Depreciation and amortization	22,017	21,318	44,701	42,020

	636,502	614,769	1,264,304	1,208,603

Income before income taxes	215,711	209,816	407,392	405,926
Income taxes	82,638	79,695	150,776	154,252

Net income	$133,073	$130,121	$256,616	$251,674

Basic net income per common share	$.81	$.76	$1.56	$1.48

Diluted net income per common share	$.81	$.76	$1.56	$1.47

Dividends declared per common share	$.39	$.365	$.78	$.73

Weighted average common shares outstanding	163,411	170,318	164,194	170,392

Dilutive effect of stock options and non-vested restricted stock awards	716	1,062	705	1,039

Weighted average common shares outstanding — assuming dilution	164,127	171,380	164,899	171,431

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(unaudited)
	(in thousands)

OPERATING ACTIVITIES:
Net income	$256,616	$251,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,701	42,020
Share-based compensation	6,559	7,200
Excess tax benefits from share-based compensation	(287)	(3,784)
Other	804	2,280
Changes in operating assets and liabilities	(31,193)	53,370

NET CASH PROVIDED BY OPERATING ACTIVITIES	277,200	352,760

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(44,330)	(52,766)
Acquisitions and other	(53,656)	(6,329)

NET CASH USED IN INVESTING ACTIVITIES	(97,986)	(59,095)

FINANCING ACTIVITIES:
Stock options exercised	1,355	9,214
Excess tax benefits from share-based compensation	287	3,784
Dividends paid	(125,054)	(119,719)
Purchase of stock	(151,104)	(52,009)

NET CASH USED IN FINANCING ACTIVITIES	(274,516)	(158,730)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(691)	3,652

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(95,993)	138,587

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	231,837	135,973

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135,844	$274,560

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
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of results for the entire year.
Note B — Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)

Net sales:
Automotive	$1,428,513	$1,395,054	$2,734,400	$2,656,561
Industrial	898,069	839,652	1,779,282	1,673,044
Office products	430,807	430,665	873,199	882,507
Electrical/electronic materials	122,584	110,820	236,885	217,553
Other	(6,488)	(6,664)	(10,808)	(11,295)

Total net sales	$2,873,485	$2,769,527	$5,612,958	$5,418,370

Operating profit:
Automotive	$115,514	$114,830	$206,158	$210,667
Industrial	76,569	70,069	145,561	134,661
Office products	37,363	37,652	81,295	85,869
Electrical/electronic materials	9,893	8,319	18,903	15,539

Total operating profit	239,339	230,870	451,917	446,736
Interest expense, net	(7,332)	(5,173)	(14,486)	(11,844)
Other, net	(16,296)	(15,881)	(30,039)	(28,966)

Income before income taxes	$215,711	$209,816	$407,392	$405,926

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income.

Note C — Comprehensive Income
Comprehensive income was $251.5 million and $303.7 million for the six months ended June 30, 2008 and 2007, respectively. The difference between comprehensive income and net income was due to foreign currency translation adjustments, adjustments to the fair value of derivative instruments and amounts amortized into net periodic benefit cost as required by Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), as summarized below:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net income	$256,616	$251,674
Other comprehensive (loss) income:
Foreign currency translation	(11,503)	43,506
Derivative instruments, net of tax	-0-	161
Amounts amortized into net periodic benefit cost:
Prior service cost, net of tax	198	30
Actuarial loss, net of tax	6,178	8,341

Total other comprehensive (loss) income	(5,127)	52,038

Comprehensive income	$251,489	$303,712

Comprehensive income for the three months ended June 30, 2008 and 2007 totaled $142.4 million and $173.4 million, respectively.
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

Note E — Share-Based Compensation
As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in the 2007 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive the excess, if any, of the fair market value of one share of common stock on the date of exercise over the grant price. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At June 30, 2008, total compensation cost related to nonvested awards not yet recognized was approximately $25.1 million, as compared to $29.6 million at June 30, 2007. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for options, SARs and RSUs outstanding at June 30, 2008 was approximately $35.4 million. At June 30, 2008 the aggregate intrinsic value for options, SARs and RSUs vested totaled approximately $19.2 million, and the weighted-average contractual life for outstanding and exercisable options, SARs and RSUs was approximately six years. For the six months ended June 30, 2008, $6.6 million of share-based compensation cost was recorded, as compared to $7.2 million for the same period in the prior year.
For the six months ended June 30, 2008, the Company granted approximately 1,400,000 SARs and 116,000 RSUs.
Note F — Employee Benefit Plans
Net periodic pension cost included the following components for the three months ended June 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
	(in thousands)

Service cost	$13,348	$13,360	$220	$188
Interest cost	22,640	20,388	404	360
Expected return on plan assets	(28,763)	(27,383)	—	—
Amortization of prior service (income) cost	(3)	(88)	93	93
Amortization of actuarial loss	4,506	6,462	404	356

Net periodic pension cost	$11,728	$12,739	$1,121	$997

Net periodic pension cost included the following components for the six months ended June 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
	(in thousands)

Service cost	$26,689	$26,646	$440	$376
Interest cost	45,269	40,666	808	720
Expected return on plan assets	(57,509)	(54,602)	—	—
Amortization of prior service (income) cost	(7)	(181)	186	186
Amortization of actuarial loss	9,010	12,895	808	712

Net periodic pension cost	$23,452	$25,424	$2,242	$1,994

Pension benefits also include amounts related to a supplemental retirement plan. During the six months ended June 30, 2008, the Company did not contribute to the pension plan.

Note G — Guarantees
In June 2003, the Company completed an amended and restated master agreement to its $85 million construction and lease agreement (the “Agreement”). The lessor in the Agreement is an independent third-party limited liability company, which has as its sole member a publicly traded corporation. Properties acquired by the lessor are constructed and/or then leased to the Company under operating lease agreements. No additional properties are being added to this Agreement, as the construction term has ended. The Company does not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN No. 46”). In addition, the Company has verified that even if the lessor was determined to be a variable interest entity, the Company would not have to consolidate the lessor nor the assets and liabilities associated with properties leased to the Company. This is because the assets leased under the Agreement do not exceed 50% of the total fair value of the lessor’s assets, excluding any assets that should be excluded from such calculation under FIN No. 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding. The Agreement has been accounted for as an operating lease under SFAS No. 13, Accounting for Leases and related interpretations. Rent expense related to the Agreement is recorded under selling, administrative and other expenses in our condensed consolidated statements of income and was $1.4 million and $2.5 million for the six months ended June 30, 2008 and 2007, respectively.
This Agreement, having a term of six years expiring in 2009, contains residual value guarantee provisions and other guarantees that would become due in the event of a default under the operating lease agreement, or at the expiration of the operating lease agreement if the fair value of the leased properties is less than the guaranteed residual value. The maximum amount of the Company’s potential guarantee obligation, representing the residual value guarantee, at June 30, 2008, is approximately $62.7 million. The Company believes the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.
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
At June 30, 2008, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $181.5 million. These loans generally mature over periods from one to ten years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
Effective January 1, 2003, the Company adopted FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). In accordance with FIN No. 45 and based on available information, the Company has accrued for those guarantees related to the independents’ and affiliates’ borrowings and the construction and lease agreement as of June 30, 2008. These liabilities are not material to the financial position of the Company and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
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

Forward-Looking Statements
Some statements in this report, as well as in other materials we file with the SEC or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to our future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, the ability to maintain favorable supplier arrangements and relationships, changes in laws and regulations, including changes in accounting and taxation guidance, changes in general economic conditions, the growth rate of the market for the Company’s products and services, competitive product and pricing pressures, including internet related initiatives, the effectiveness of the Company’s promotional, marketing and advertising programs, the uncertainties of litigation, as well as other risks and uncertainties discussed from time to time in the Company’s filings with the SEC.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-Q, 10-K, 8-K and other reports to the SEC.
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the six months ended June 30, 2008, business was conducted throughout the United States, Puerto Rico, Canada and Mexico from approximately 2,000 locations.
We recorded consolidated net income of $256.6 million for the six months ended June 30, 2008, compared to consolidated net income of $251.7 million in the same period last year, an increase of 2%. During the second quarter of 2008, we continued to focus on initiatives to grow sales and earnings. Such initiatives included new products, product line expansion, the penetration of new markets including acquisitions, and a variety of gross margin and cost savings initiatives. Our growth initiatives have enabled us to capitalize on the opportunities presented in the markets we serve. As a result, we have reported improved performance for the six months ended June 30, 2008.
Sales
Sales for the second quarter of 2008 were $2.87 billion, an increase of 4% compared to $2.77 billion for the same period in 2007. The sales growth in the quarter was largely volume driven, primarily due to our internal growth initiatives across all our businesses, by acquisitions, which were approximately 1% of total sales in the quarter, and by favorable industry conditions in our Industrial and Electrical/Electronic businesses. For the six months ended June 30, 2008, sales were $5.61 billion compared to $5.42 billion for the same period last year, which was an increase of 4%.
Sales for the Automotive Parts Group increased 2% in the second quarter of 2008 and 3% for the six months ended June 30, 2008, as compared to the same periods in the previous year. We expect our sales and product expansion initiatives in the Automotive Parts Group to provide further growth opportunities. The Industrial Products Group increased sales by 7% and 6% in the three and six month periods ended June 30, 2008, respectively, as compared to the same periods in 2007. The market indices, such as Industrial Production and Capacity Utilization, remain at healthy levels, which have continued to positively impact sales for the Industrial Products Group. In addition, this group benefited from acquisitions, which were approximately 2% of sales for this group in both the quarter and six months ended June 30, 2008. Sales for the Office Products Group for the second quarter of 2008 were flat as compared to the same period in 2007. For the six months ended June 30, 2008, sales decreased 1% as compared to the six months ended June 30, 2007. This group continues to experience weak market conditions, which have resulted in an industry-wide softening of demand. Sales for the Electrical/Electronic Materials Group increased 11% and 9% in the three and six month periods ended June 30, 2008, respectively, as compared to the same periods of the previous year. The market indicators for this segment indicate continued expansion in the industry, which continues to favorably impact sales for this group.

Cost of Goods Sold/Expenses
Cost of goods sold for the second quarter of 2008 was $2.02 billion, a 4% increase from $1.94 billion for the second quarter of 2007. As a percent of sales, cost of goods sold increased to 70.34% for the three months ended June 30, 2008 from 70.23% for the same period of 2007. For the six months ended June 30, 2008, cost of goods sold was $3.94 billion, a 4% increase from $3.80 billion for the same period last year, and as a percent of sales increased slightly to 70.22% compared to 70.20%. The increase in cost of goods sold as a percent of sales for the three and six month periods ended June 30, 2008 was largely due to product mix. For the six months ended June 30, 2008, cumulative pricing increased 1.7% in Automotive, 3.4% in Industrial, 1.4% in Office Products and 4.6% in Electrical/Electronic over the same period last year.
Selling, administrative and other expenses of $636.5 million decreased to 22.15% of sales for the second quarter of 2008 compared to 22.20% for the same period of the prior year. For the six months ended June 30, 2008, these expenses totaled $1.26 billion and increased to 22.52% of sales compared to 22.31% for the same period in 2007. The decrease for the quarter is a result of the Company’s cost-saving initiatives. The six month increase reflects certain non-recurring costs recorded in the first quarter of 2008, discussed below, and the Company’s challenge to improve expense leverage at the current level of sales growth, especially in the Automotive and Office Products businesses.
Operating Profit
Operating profit as a percentage of sales was 8.3% for the three months ended June 30, 2008, unchanged from the same period of the previous year. For the six months ended June 30, 2008, operating profit as a percentage of sales was 8.1%, as compared to 8.2% for the same period of the previous year.
The Automotive Parts Group’s operating profit increased 1% in the second quarter of 2008, and its operating profit margin of 8.1% for the three months ended June 30, 2008 was a decrease from 8.2% in the same period of the prior year. For the six months ended June 30, 2008, operating profit decreased 2% from the first six months of 2007 and operating profit margin decreased to 7.5%, as compared to 7.9% for the same period last year. The decrease in operating profit and operating profit margin for this group is due to costs associated with the sale of its Johnson Industries subsidiary, as well as consolidation costs in its remanufacturing operations, both of which occurred in the first quarter of 2008. The Industrial Products Group had a 9% increase in operating profit in the second quarter of 2008, and the operating profit margin for this group increased to 8.5%, as compared to 8.3% from the same period in the previous year. Operating profit increased 8% for the six month period ended June 30, 2008, and operating profit margin increased to 8.2%, as compared to 8.0% for the same period in 2007 due to continued expense leverage. For the three month period ended June 30, 2008, the Office Products Group’s operating profit decreased 1% and its operating profit margin of 8.7% remained unchanged, as compared to the same period of the prior year. For the six months ended June 30, 2008, operating profit decreased 5% compared to the same period in 2007 and operating profit margin decreased to 9.3% as compared to 9.7% in the six months ended June 30, 2007. The decrease in operating profit margin for this group is due to the loss of expense leverage on the decrease in revenue for the six months ended June 30, 2008. The Electrical /Electronic Materials Group increased its operating profit for the second quarter by 19%, and its operating margin increased to 8.1% compared to 7.5% in the second quarter of the previous year. Operating profit increased 22% for the six months ended June 30, 2008, compared to the same period of the previous year, and operating profit margin for the Electrical/Electronic Materials Group increased to 8.0% from 7.1% as compared to the same period of 2007. The improvement in operating profit and operating margin is due to strong sales growth.
Income Taxes
The effective income tax rate was 38.3% for the three month period ended June 30, 2008 as compared to 38.0% for the three month period ended June 30, 2007. The effective income tax rate was 37.0% for the six month period ended June 30, 2008 as compared to 38.0% for the same period in the previous year. The decrease in the rate in the six month period is primarily due to the tax benefit on the sale of the Company’s Johnson Industries subsidiary, which occurred in the first quarter of 2008.

Net Income
Net income for the three months ended June 30, 2008 was $133.1 million, an increase of 2%, as compared to $130.1 million for the second quarter of 2007. On a per share diluted basis, net income was $.81, up 7% compared to $.76 for the second quarter of last year. Net income for the six months ended June 30, 2008, was $256.6 million, an increase of 2% over $251.7 million recorded for the same period in the previous year. Earnings per share on a diluted basis were $1.56, up 6% compared to $1.47 for the same six month period of the previous year. The increase in earnings per share for the three and six month periods ended June 30, 2008 was favorably impacted by the decrease in the average diluted share count resulting from the Company’s share repurchase program.
Financial Condition
The major balance sheet categories at June 30, 2008 were relatively consistent with the December 31, 2007 balance sheet categories, with the exception of cash. Cash balances decreased $96.0 million or 41% from December 31, 2007, due primarily to the increased level of share repurchases in the period. Cash generated from operations of $277.2 million was primarily used to pay dividends of $125.1 million, repurchase approximately $151.1 million of the Company’s stock, invest in the Company via capital expenditures of $44.3 million, as well as for acquisitions of approximately $67 million. Accounts receivable increased $126.4 million, or 10%, which is primarily due to the Company’s overall sales increase and acquisitions within our Industrial Parts Group. Inventory decreased $16.2 million compared to December 31, 2007, which reflects the Company’s inventory management initiatives. Prepaid expenses and other current assets decreased 2%, or $4.4 million, primarily due to collections on volume incentives accrued at December 31, 2007. Goodwill and intangible assets increased $43.6 million in association with acquisitions made in the six months ended June 30, 2008, and other assets decreased $26.2 million, or 12%, from December 31, 2007, primarily due to the conversion of a joint venture investment to a wholly owned subsidiary, effective January 1, 2008. Accounts payable increased $75.1 million, or 8%, due primarily to increased purchases related to sales growth made in the six months ended June 30, 2008, compared to December 31, 2007 and due to increased terms with certain vendors. The Company’s long-term debt is discussed in detail below.
Liquidity and Capital Resources
The Company had $500 million of total debt outstanding at June 30, 2008 and December 31, 2007. A $250 million portion matures in November 2008 with the remaining portion maturing in November 2011. The debt is at fixed rates of interest.
The ratio of current assets to current liabilities was 2.6 to 1 at June 30, 2008, and remained unchanged from December 31, 2007. The Company believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
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
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or furnishes under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares That May Yet
	Number of	Average	Part of Publicly	Be Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased (1)	Per Share	Programs (2)	Programs

April 1, 2008 through April 30, 2008	262,905	$41.31	255,908	7,791,588

May 1, 2008 through May 31, 2008	22,568	$44.87	-0-	7,791,588

June 1, 2008 through June 30, 2008	1,108,750	$41.74	1,107,004	6,684,584

Totals	1,394,223	$41.71	1,362,912	6,684,584

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)	On August 21, 2006, the Board of Directors authorized the repurchase of 15 million shares, and such repurchase plan was announced August 21, 2006. The authorization for the repurchase plan continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. There were no other share repurchase plans outstanding as of June 30, 2008.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The 2008 Annual Meeting of Shareholders of the Company was held on April 21, 2008.

(b)	At the Annual Meeting, the shareholders elected thirteen directors with terms to expire at the 2009 Annual Meeting. As to the following named individuals, the holders of the Company’s Common Stock voted as follows:

Name	For	Withhold Authority
Dr. Mary B. Bullock	147,872,078	3,362,559
Richard W. Courts II	147,836,337	3,398,300
Jean Douville	146,563,183	4,671,454
Thomas C. Gallagher	146,445,720	4,788,917
George (Jack) C. Guynn	147,895,660	3,338,977
John D. Johns	148,055,453	3,179,184
Michael M. E. Johns, M.D.	147,900,428	3,334,209
J. Hicks Lanier	122,703,678	28,530,959
Wendy B. Needham	147,917,835	3,316,802
Jerry W. Nix	143,440,510	7,794,127
Larry L. Prince	146,552,789	4,681,848
Gary W. Rollins	144,113,430	7,121,207
Lawrence G. Steiner	146,551,899	4,682,738
(c)	The shareholders ratified the selection of Ernst & Young LLP as independent auditors of the Company for 2008. The holders of 146,990,992 shares of Common Stock voted in favor of the ratification, holders of 3,718,865 shares voted against, holders of 1,524,781 shares abstained, and there were no broker non-votes.

Item 6. Exhibits
(a)	The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007).

Exhibit 3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 20, 2007).

Exhibit 31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a) — filed herewith.

Exhibit 31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a) — filed herewith.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer — furnished herewith.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer — furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)
Date: August 6, 2008	/s/ Jerry W. Nix
Jerry W. Nix
Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a) — filed herewith.

Exhibit 31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a) — filed herewith.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer — furnished herewith.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer — furnished herewith.