Form 10-Q
period 2008-09-30
GENUINE PARTS CO
filed 2008-11-03
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008

Common Stock, $1.00 par value per share	159,435,917 shares

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands, except share and per
	share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$124,428	$231,837
Trade accounts receivable, less allowance for doubtful accounts (2008 — $31,372; 2007 — $15,521)	1,350,568	1,216,220
Merchandise inventories, net — at lower of cost (substantially last-in, first-out method) or market	2,318,215	2,335,716
Prepaid expenses and other current assets	279,932	269,239

TOTAL CURRENT ASSETS	4,073,143	4,053,012
Goodwill and intangible assets, less accumulated amortization	147,940	82,453
Other assets	185,420	212,615
Property, plant and equipment, less allowance for depreciation (2008 — $639,405; 2007 — $623,778)	412,755	425,989

TOTAL ASSETS	$4,819,258	$4,774,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,070,513	$989,816
Current portion of debt	250,000	250,000
Income taxes payable	18,506	45,578
Dividends payable	63,003	60,789
Other current liabilities	223,634	201,793

TOTAL CURRENT LIABILITIES	1,625,656	1,547,976
Long-term debt	250,000	250,000
Other long-term liabilities	206,058	193,147
Minority interests in subsidiaries	68,439	66,230
SHAREHOLDERS’ EQUITY
Stated capital:
Preferred Stock, par value — $1 per share	-0-	-0-
Authorized — 10,000,000 shares — None issued
Common Stock, par value — $1 per share
Authorized — 450,000,000 shares
Issued — 2008 — 160,556,738; 2007 — 166,065,250	160,557	166,065
Accumulated other comprehensive (loss) income	(150,773)	(123,715)
Retained earnings	2,659,321	2,674,366

TOTAL SHAREHOLDERS’ EQUITY	2,669,105	2,716,716

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,819,258	$4,774,069

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
	(unaudited)
	(in thousands, except per share data)

Net sales	$2,882,115	$2,797,556	$8,495,073	$8,215,926
Cost of goods sold	2,033,110	1,973,068	5,974,372	5,776,909

Gross profit	849,005	824,488	2,520,701	2,439,017

Operating expenses:
Selling, administrative & other expenses	616,395	595,107	1,835,998	1,761,690
Depreciation and amortization	21,768	21,994	66,469	64,014

	638,163	617,101	1,902,467	1,825,704

Income before income taxes	210,842	207,387	618,234	613,313
Income taxes	79,825	78,807	230,601	233,059

Net income	$131,017	$128,580	$387,633	$380,254

Basic net income per common share	$.81	$.76	$2.37	$2.24

Diluted net income per common share	$.81	$.76	$2.36	$2.23

Dividends declared per common share	$.39	$.365	$1.17	$1.095

Weighted average common shares outstanding	161,603	168,819	163,324	169,862

Dilutive effect of stock options and non- vested restricted stock awards	673	1,006	689	1,022

Weighted average common shares outstanding — assuming dilution	162,276	169,825	164,013	170,884

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended September 30,
	2008	2007
	(unaudited)
	(in thousands)

OPERATING ACTIVITIES:
Net income	$387,633	$380,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,469	64,014
Share-based compensation	10,018	10,750
Excess tax benefits from share-based compensation	(313)	(4,176)
Other	3,362	3,629
Changes in operating assets and liabilities	1,836	154,249

NET CASH PROVIDED BY OPERATING ACTIVITIES	469,005	608,720

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(60,091)	(83,781)
Acquisitions and other	(98,735)	(20,316)

NET CASH USED IN INVESTING ACTIVITIES	(158,826)	(104,097)

FINANCING ACTIVITIES:
Stock options exercised	1,364	10,134
Excess tax benefits from share-based compensation	313	4,176
Dividends paid	(188,805)	(181,925)
Purchase of stock	(228,863)	(152,161)

NET CASH USED IN FINANCING ACTIVITIES	(415,991)	(319,776)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,597)	9,232

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(107,409)	194,079

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	231,837	135,973

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$124,428	$330,052

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
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of results for the entire year.
Note B — Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)

Net sales:
Automotive	$1,393,118	$1,381,007	$4,127,518	$4,037,568
Industrial	907,015	849,631	2,686,297	2,522,675
Office products	458,968	460,425	1,332,167	1,342,932
Electrical/electronic materials	126,827	111,863	363,712	329,416
Other	(3,813)	(5,370)	(14,621)	(16,665)

Total net sales	$2,882,115	$2,797,556	$8,495,073	$8,215,926

Operating profit:
Automotive	$111,730	$115,023	$317,888	$325,690
Industrial	77,220	69,669	222,781	204,330
Office products	33,426	33,183	114,721	119,052
Electrical/electronic materials	10,272	7,685	29,175	23,224

Total operating profit	232,648	225,560	684,565	672,296
Interest expense, net	(7,391)	(4,706)	(21,877)	(16,550)
Other, net	(14,415)	(13,467)	(44,454)	(42,433)

Income before income taxes	$210,842	$207,387	$618,234	$613,313

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income.

Note C — Comprehensive Income
Comprehensive income was $360.6 million and $472.8 million for the nine months ended September 30, 2008 and 2007, respectively. The difference between comprehensive income and net income was due to foreign currency translation adjustments, adjustments to the fair value of derivative instruments and amounts amortized into net periodic benefit cost as required by Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), as summarized below:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Net income	$387,633	$380,254
Other comprehensive (loss) income:
Foreign currency translation	(36,594)	79,697
Derivative instruments, net of tax	-0-	242
Amounts amortized into net periodic benefit cost:
Prior service cost, net of tax	293	51
Actuarial loss, net of tax	9,243	12,522

Total other comprehensive (loss) income	(27,058)	92,512

Comprehensive income	$360,575	$472,766

Comprehensive income for the three months ended September 30, 2008 and 2007 totaled $109.1 million and $169.1 million, respectively.
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

Note E — Share-Based Compensation
As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in the 2007 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive the excess, if any, of the fair market value of one share of common stock on the date of exercise over the grant price. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At September 30, 2008, total compensation cost related to nonvested awards not yet recognized was approximately $21.3 million, as compared to $25.5 million at September 30, 2007. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for options, SARs and RSUs outstanding at September 30, 2008 was approximately $36.3 million. At September 30, 2008 the aggregate intrinsic value for options, SARs and RSUs vested totaled approximately $19.8 million, and the weighted-average contractual life for outstanding and exercisable options, SARs and RSUs was approximately six years. For the nine months ended September 30, 2008, $10.0 million of share-based compensation cost was recorded, as compared to $10.8 million for the same period in the prior year.
For the nine months ended September 30, 2008, the Company granted approximately 1,400,000 SARs and 116,000 RSUs.
Note F — Employee Benefit Plans
Net periodic pension cost included the following components for the three months ended September 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
	(in thousands)

Service cost	$13,307	$13,432	$220	$188
Interest cost	22,569	20,496	404	360
Expected return on plan assets	(28,675)	(27,558)	—	—
Amortization of prior service (income) cost	(6)	(83)	93	93
Amortization of actuarial loss	4,475	6,472	404	356

Net periodic pension cost	$11,670	$12,759	$1,121	$997

Net periodic pension cost included the following components for the nine months ended September 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
	(in thousands)

Service cost	$39,996	$40,078	$660	$564
Interest cost	67,838	61,162	1,212	1,080
Expected return on plan assets	(86,184)	(82,160)	—	—
Amortization of prior service (income) cost	(13)	(264)	279	279
Amortization of actuarial loss	13,485	19,367	1,212	1,068

Net periodic pension cost	$35,122	$38,183	$3,363	$2,991

Pension benefits also include amounts related to a supplemental retirement plan. During the nine months ended September 30, 2008, the Company did not contribute to the pension plan.

Note G — Guarantees
In June 2003, the Company completed an amended and restated master agreement to its $85 million construction and lease agreement (the “Agreement”). The lessor in the Agreement is an independent third-party limited liability company, which has as its sole member a publicly traded corporation. Properties acquired by the lessor are constructed and/or then leased to the Company under operating lease agreements. No additional properties are being added to this Agreement, as the construction term has ended. The Company does not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN No. 46”). In addition, the Company has verified that even if the lessor was determined to be a variable interest entity, the Company would not have to consolidate the lessor nor the assets and liabilities associated with properties leased to the Company. This is because the assets leased under the Agreement do not exceed 50% of the total fair value of the lessor’s assets, excluding any assets that should be excluded from such calculation under FIN No. 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding. The Agreement has been accounted for as an operating lease under SFAS No. 13, Accounting for Leases and related interpretations. Rent expense related to the Agreement is recorded under selling, administrative and other expenses in our condensed consolidated statements of income and was $2.0 million and $3.8 million for the nine months ended September 30, 2008 and 2007, respectively.
This Agreement, having a term of six years expiring in 2009, contains residual value guarantee provisions and other guarantees that would become due in the event of a default under the operating lease agreement, or at the expiration of the operating lease agreement if the fair value of the leased properties is less than the guaranteed residual value. The maximum amount of the Company’s potential guarantee obligation, representing the residual value guarantee, at September 30, 2008, is approximately $62.7 million. The Company believes the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.
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
At September 30, 2008, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $187.9 million. These loans generally mature over periods from one to ten years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
Effective January 1, 2003, the Company adopted FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). In accordance with FIN No. 45 and based on available information, the Company has accrued for those guarantees related to the independents’ and affiliates’ borrowings and the construction and lease agreement as of September 30, 2008. These liabilities are not material to the financial position of the Company and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
Note H — Acquisitions
During 2008, the Company acquired eight companies in the Industrial, Office Supply, Electrical/Electronic and Automotive Groups for approximately $111.3 million. The acquisitions were accounted for in accordance with SFAS No. 141 and, accordingly, the Company allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s condensed consolidated statement of income beginning on their respective acquisition dates. The Company recorded approximately $60.0 million of goodwill and other intangible assets associated with the acquisitions.

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
Forward-Looking Statements
Some statements in this report, as well as in other materials we file with the SEC or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to our future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, the ability to maintain favorable supplier arrangements and relationships, changes in laws and regulations, including changes in accounting and taxation guidance, changes in general economic conditions, changes in the financial markets, including particularly the capital and credit markets, the growth rate of the market for the Company’s products and services, competitive product and pricing pressures, including internet related initiatives, the effectiveness of the Company’s promotional, marketing and advertising programs, the uncertainties of litigation, as well as other risks and uncertainties discussed from time to time in the Company’s filings with the SEC.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-Q, 10-K, 8-K and other reports to the SEC.
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the nine months ended September 30, 2008, business was conducted throughout the United States, Puerto Rico, Canada and Mexico from approximately 2,000 locations.
For the third quarter of 2008, we recorded consolidated net income of $131.0 million compared to consolidated net income of $128.6 million in the same period last year, an increase of 2%. For the nine months ended September 30, 2008, we recorded consolidated net income of $387.6 million compared to consolidated net income of $380.3 million in the same period last year, an increase of 2%. During the third quarter of 2008, we continued to focus on initiatives to grow sales and earnings. Such initiatives included new products, product line expansion, the penetration of new markets including acquisitions, and a variety of gross margin and cost savings initiatives. Our growth initiatives have enabled us to capitalize on the opportunities presented in the markets we serve. As a result, we have reported improved performance for the quarter and the nine months ended September 30, 2008.
Sales
Sales for the third quarter of 2008 were $2.88 billion, an increase of 3% compared to $2.80 billion for the same period in 2007. For the nine months ended September 30, 2008, sales were $8.50 billion compared to $8.22 billion for the same period last year, which was an increase of 3%. The sales growth in the quarter and nine month periods ended September 30, 2008 was largely driven by our internal growth initiatives across all our businesses, by acquisitions, which were approximately 1% of total sales in the quarter and nine month periods ended September 30, 2008, and by stable industry conditions in our Industrial and Electrical/Electronic businesses.

Sales for the Automotive Parts Group increased 1% in the third quarter of 2008 and 2% for the nine months ended September 30, 2008, as compared to the same periods in the previous year. We expect our sales and product expansion initiatives in the Automotive Parts Group to provide further growth opportunities. The Industrial Products Group increased sales by 7.0% and 6.5% in the three and nine month periods ended September 30, 2008, respectively, as compared to the same periods in 2007. The market indices, such as Industrial Production and Capacity Utilization, held at reasonable levels during the first nine months of 2008, evidencing continued strong market-wide demand which has positively impacted sales for the Industrial Products Group. In addition, this group benefited from acquisitions, which were approximately 2% of sales for this group in both the quarter and nine months ended September 30, 2008. Sales for the Office Products Group for the third quarter of 2008 were flat as compared to the same period in 2007. For the nine months ended September 30, 2008, sales decreased 1% as compared to the nine months ended September 30, 2007. This group continues to experience weak market conditions, which have resulted in an industry-wide softening of demand. Sales for the Electrical/Electronic Materials Group increased 13% and 10% in the three and nine month periods ended September 30, 2008, respectively, as compared to the same periods of the previous year. The market indicators for this segment supported continued expansion in the industry during the first nine months of 2008, which favorably impacted sales for this group.
Cost of Goods Sold/Expenses
Cost of goods sold for the third quarter of 2008 was $2.03 billion, a 3% increase from $1.97 billion for the third quarter of 2007. As a percent of sales, cost of goods sold was consistent at 70.5% for the three months ended September 30, 2008 compared to 70.5% for the same period in 2007. For the nine months ended September 30, 2008, cost of goods sold was $5.97 billion, a 3% increase from $5.78 billion for the same period last year, and as a percent of sales was consistent at 70.3% for both periods. For the nine months ended September 30, 2008, cumulative pricing increased 4.7% in Automotive, 6.7% in Industrial, 2.7% in Office Products and 7.2% in Electrical/Electronic over the same period last year.
Selling, administrative and other expenses of $638.2 million remained constant at 22.1% of sales for both the third quarter of 2008 and for the same period of the prior year. For the nine months ended September 30, 2008, these expenses totaled $1.90 billion and increased to 22.4% of sales compared to 22.2% for the same period in 2007. The slight increase for the nine month period is a result of the Company’s lack of leverage on expenses on relatively weak top line growth in the Automotive and Office Products businesses, and certain non-recurring costs recorded in the first quarter of 2008, discussed below.
Operating Profit
Operating profit as a percentage of sales was 8.1% for the three months ended September 30, 2008, unchanged from the same period of the previous year. For the nine months ended September 30, 2008, operating profit as a percentage of sales was 8.1%, as compared to 8.2% for the same period of the previous year.
The Automotive Parts Group’s operating profit decreased 3% in the third quarter of 2008, and its operating profit margin of 8.0% for the three months ended September 30, 2008 was a decrease from 8.3% in the same period of the prior year. For the nine months ended September 30, 2008, operating profit decreased 2% from the first nine months of 2007 and operating profit margin decreased to 7.7%, as compared to 8.1% for the same period last year. The decrease in operating profit and operating profit margin for this group is due to costs associated with the sale of its Johnson Industries subsidiary, as well as consolidation costs in its remanufacturing operations recorded in the first quarter of 2008. The Industrial Products Group had an 11% increase in operating profit in the third quarter of 2008, and the operating profit margin for this group increased to 8.5%, as compared to 8.2% from the same period in the previous year. Operating profit increased 9% for the nine month period ended September 30, 2008, and operating profit margin increased to 8.3%, as compared to 8.1% for the same period in 2007 due to continued expense leverage. For the three month period ended September 30, 2008, the Office Products Group’s operating profit increased 1% and its operating profit margin increased to 7.3%, as compared to 7.2% in the same period of the prior year. For the nine months ended September 30, 2008, operating profit decreased 4% compared to the same period in 2007 and operating profit margin decreased to 8.6% as compared to 8.9% in the nine months ended September 30, 2007. The decrease in operating profit margin for this group in the first nine months of 2008 is due to the loss of expense leverage on the decrease in revenue for the nine months ended September 30, 2008. The Electrical/Electronic Materials Group increased its operating profit for the third quarter by 34%, and its operating margin increased to 8.1% compared to 6.9% in the third quarter of the previous year. Operating profit increased 26% for the nine months ended September 30, 2008, compared to the same period of the previous year, and operating profit margin for the Electrical/Electronic Materials Group increased to 8.0% from 7.1% as compared to the same period of 2007. The improvement in operating profit and operating margin is due to strong sales growth.

Income Taxes
The effective income tax rate was 37.9% for the three month period ended September 30, 2008 as compared to 38.0% for the three month period ended September 30, 2007. The effective income tax rate was 37.3% for the nine month period ended September 30, 2008 as compared to 38.0% for the same period in the previous year. The decrease in the rate in the nine month period is primarily due to the tax benefit on the sale of the Company’s Johnson Industries subsidiary, which occurred in the first quarter of 2008.
Net Income
Net income for the three months ended September 30, 2008 was $131.0 million, an increase of 2%, as compared to $128.6 million for the third quarter of 2007. On a per share diluted basis, net income was $.81, up 7% compared to $.76 for the third quarter of last year. Net income for the nine months ended September 30, 2008, was $387.6 million, an increase of 2% over $380.3 million recorded for the same period in the previous year. Earnings per share on a diluted basis were $2.36, up 6% compared to $2.23 for the same nine month period of the previous year. The increase in earnings per share for the three and nine month periods ended September 30, 2008 was favorably impacted by the decrease in the average diluted share count resulting from the Company’s share repurchase program.
Financial Condition
The major balance sheet categories at September 30, 2008 were relatively consistent with the December 31, 2007 balance sheet categories, with the exception of cash. Cash balances decreased $107.4 million or 46% from December 31, 2007, due primarily to the increased level of share repurchases in the period and acquisitions. Cash generated from operations of $469.0 million was primarily used to pay dividends of $188.8 million, repurchase approximately $228.9 million of the Company’s stock, invest in the Company via capital expenditures of $60.1 million, as well as for acquisitions of approximately $111.3 million.
Accounts receivable increased $134.3 million or 11%, which is primarily due to the Company’s overall sales increase and acquisitions within our Office Products and Industrial Parts Groups. Inventory decreased $17.5 million compared to December 31, 2007, which reflects the Company’s inventory management initiatives. Prepaid expenses and other current assets increased 4%, or $10.7 million, primarily due to increased volume incentive accruals as compared to December 31, 2007. Goodwill and intangible assets increased $65.5 million in association with acquisitions made in the nine months ended September 30, 2008, and other assets decreased $27.2 million or 13%, from December 31, 2007, primarily due to the conversion of a joint venture investment to a wholly owned subsidiary, effective January 1, 2008. Accounts payable increased $80.7 million, or 8%, due primarily to increased purchases related to sales growth made in the nine months ended September 30, 2008, compared to December 31, 2007. The Company’s long-term debt is discussed in detail below.
Liquidity and Capital Resources
The Company had $500 million of total debt outstanding at September 30, 2008 and December 31, 2007. A $250 million portion matures in November 2008 with the remaining portion maturing in November 2011. The debt is at fixed rates of interest. We have in place a signed agreement to extend the debt upon maturity another five years at a fixed interest rate.
The ratio of current assets to current liabilities was 2.5 to 1 at September 30, 2008, as compared to 2.6 to 1 at December 31, 2007.
The credit and capital markets have recently experienced adverse conditions. Continuing volatility in the credit and capital markets may increase costs associated with the incurrence of debt or affecting our ability to access the credit or capital markets. Notwithstanding these adverse market conditions, the Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including voluntary share repurchases, if any, for the foreseeable future. The Company is currently not dependent on any short-term borrowing arrangements that are not already available.
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
PART II — OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. The capital and credit markets have been experiencing volatility and disruption for more than twelve months. In the past several months, volatility and disruptions have increased and recently reached unprecedented levels. We have exposure to counterparties with which we routinely execute transactions. Such counterparties include commercial banks, insurance companies, investment funds and other financial institutions, some of which may be exposed to bankruptcy or liquidity risks. We have diversified our exposure to such volatile liquidity risks and do not expect the current situation to significantly affect our access to capital. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:
ISSUER PURCHASES OF EQUITY SECURITIES

	Total		Total Number of	Maximum Number of
	Number of		Shares Purchased	Shares That May Yet
	Shares	Average	as Part of Publicly	Be Purchased Under
	Purchased	Price Paid	Announced Plans	the Plans or
Period	(1)	Per Share	or Programs (2)	Programs

July 1, 2008 through July 31, 2008	672,094	$39.43	672,094	6,012,490

August 1, 2008 through August 31, 2008	264,821	$41.52	260,700	5,751,790

September 1, 2008 through September 30, 2008	993,098	$40.86	990,139	4,761,651

Totals	1,930,013	$40.45	1,922,933	4,761,651

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)	On August 21, 2006, the Board of Directors authorized the repurchase of 15 million shares, and such repurchase plan was announced August 21, 2006. The authorization for the repurchase plan continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. There were no other share repurchase plans outstanding as of September 30, 2008.
Item 6. Exhibits
(a)	The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007).

Exhibit 3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 20, 2007).

Exhibit 31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a) — filed herewith.

Exhibit 31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a) — filed herewith.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer — furnished herewith.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer — furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)
Date: November 3, 2008	/s/ Jerry W. Nix
Jerry W. Nix
Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007).

Exhibit 3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 20, 2007).

Exhibit 31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a) — filed herewith.

Exhibit 31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a) — filed herewith.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer — furnished herewith.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer — furnished herewith.