Form 10-K
period 2008-12-31
GENUINE PARTS CO
filed 2009-02-27
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,228,135,000 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2009
Common Stock, $1 par value per share	159,442,764 shares

Specifically identified portions of the Company’s 2008 Annual Report are incorporated by reference into Parts I and II of this Form 10-K and specifically identified portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2009 are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.	BUSINESS.

Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. In 2008, business was conducted throughout the United States, in Canada and in Mexico from approximately 2,000 locations. As used in this report, the “Company” refers to Genuine Parts Company and its subsidiaries, except as otherwise indicated by the context; and the terms “automotive parts” and “industrial parts” refer to replacement parts in each respective category.

Financial Information about Segments.  For financial information regarding segments as well as our geographic areas of operation, refer to “Segment Data” and to Note 10 of Notes to Consolidated Financial Statements, in the Company’s 2008 Annual Report, both of which are filed as part of Exhibit 13 to this report and both incorporated herein by reference.

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

Employees.  As of December 31, 2008, the Company employed approximately 30,300 persons.

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

In Part III of this Form 10-K, we incorporate certain information by reference to our proxy statement for our 2009 annual meeting of shareholders. We expect to file that proxy statement with the SEC on or about February 27, 2009, and we will make it available online at the same time at http://www.proxydocs.com/gpc. Please refer to the proxy statement when it is available.

AUTOMOTIVE PARTS GROUP

The Automotive Parts Group, the largest division of the Company, distributes automotive replacement parts and accessory items. The Company is the largest member, with approximately 95% ownership, of the National Automotive Parts Association (“NAPA”), a voluntary trade association formed in 1925 to provide nationwide distribution of automotive parts. In addition to over 380,000 available part numbers, the Company, in conjunction with NAPA, offers complete inventory, cataloging, marketing, training and other programs in the automotive aftermarket.

During 2008, the Company’s Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores (“auto parts stores” or “NAPA AUTO PARTS stores”) owned and operated in the United States by the Company; NAPA and TRACTION automotive parts distribution centers and auto parts stores in the United States and Canada owned and operated by the Company and NAPA Canada/UAP Inc. (“NAPA Canada/UAP”), a wholly-owned subsidiary of the Company; auto parts stores and distribution centers in the United States operated by corporations in which the Company owned either a minority or majority interest; auto parts stores in Canada operated by corporations in which UAP owns a 50% interest; distribution centers in the United States owned by Balkamp, Inc. (“Balkamp”), a majority-owned subsidiary of the Company; rebuilding and distribution plants in the United States owned by the Company and operated by its Rayloc division; and automotive parts distribution centers and automotive parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. (“Auto Todo”), a wholly-owned subsidiary of the Company.

Effective January 1, 2008, the Company increased its ownership interest in Altrom Canada Corp. and Altrom America Corp. to 100%. At December 31, 2008, the import automotive parts distribution centers in Canada are operated by Altrom Canada Corp., a wholly-owned subsidiary of the Company, headquartered in Vancouver, British Columbia, Canada. The import automotive parts distribution centers in the United States are operated by Altrom America, a division of the Company.

During the first quarter of 2008, the Company sold all of its interests in Johnson Industries, a wholly-owned subsidiary that provided automotive supplies, primarily to large fleets and new car dealers.

The Company has a 15% interest in Mitchell Repair Information (“MRIC”), a subsidiary of Snap-on Incorporated. MRIC is a leading automotive diagnostic and repair information company with over 40,000 North American subscribers linked to its services and information databases. MRIC’s core product, “Mitchell ON-DEMAND,” is a premier electronic repair information source in the automotive aftermarket.

The Company’s NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, SUVs, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes replacement parts for small engines, farm equipment and heavy duty equipment. The Company’s inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company’s domestic automotive operations purchase from more than 90 different suppliers, approximately 52% of 2008 automotive parts inventories were purchased from 10 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers, which has protected the Company from inventory obsolescence.

Distribution System.  In 2008, the Company operated 58 domestic NAPA automotive parts distribution centers located in 39 states and approximately 1,100 domestic company-owned NAPA AUTO PARTS stores located in 43 states. At December 31, 2008, Genuine Parts Company owned either a minority or majority interest in three corporations, which operated approximately 19 auto parts stores in three states, and a subsidiary corporation operating three distribution centers in three states.

NAPA Canada/UAP, founded in 1926, is a Canadian leader in the distribution and marketing of replacement parts and accessories for automobiles and trucks. NAPA Canada/UAP employs approximately 3,600 people and operates a network of 12 distribution centers and three branches supplying approximately 590 NAPA stores and 92 TRACTION wholesalers. TRACTION is a supplier of parts to small and large fleet owners and operators and, together with NAPA stores, is a significant supplier to the mining and forestry industries. These include approximately 208 company owned stores, 21 joint venture or progressive owners in which NAPA Canada/UAP owns a 50% interest and approximately 454 independently owned stores. NAPA and TRACTION operations supply bannered installers and independent installers in all provinces of Canada, as well as networks of service station and repair shops operating under the banners of national accounts. UAP is a licensee of the NAPA® name in Canada.

In Canada, Altrom Canada Corp. operates 15 import automotive parts distribution centers. In the United States, Altrom America operates two import automotive parts distribution centers.

In Mexico, Auto Todo owns and operates nine distribution centers, four auto parts stores and four tire centers. Auto Todo is a licensee of the NAPA® name in Mexico.

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

Products.  Distribution centers have access to over 380,000 different parts and related supply items. Each item is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers. Most orders are filled and shipped the same day as received. The majority of sales are on terms that require payment within 30 days of the statement date. The Company does not manufacture any of the products it distributes. The majority of products are distributed under the NAPA® name, a mark licensed to the Company by NAPA.

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

The Company, through its Rayloc division, also operates three facilities where certain small automotive parts are rebuilt or distributed to the members of NAPA under the NAPA® brand name. Rayloc® is a mark licensed to the Company by NAPA.

The Company’s Heavy Vehicle Parts Group operates as TW Distribution, with one warehouse location in Atlanta, Georgia, which serves 18 Traction Heavy Duty parts stores, of which 13 are owned and located in the United States. This group distributes heavy vehicle parts through the NAPA system and direct to small fleet owners and operators.

Segment Data.  In the year ended December 31, 2008, sales from the Automotive Parts Group were approximately 48% of the Company’s net sales, as compared to 49% in 2007 and 2006.

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

NAPA.  The Company is a member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive replacement parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose members in 2008 operated 64 distribution centers located throughout the United States, 58 of which were owned and operated by the Company. NAPA develops marketing concepts and programs that may be used by its members. It is not involved in the chain of distribution.

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

INDUSTRIAL PARTS GROUP

The Industrial Parts Group distributes industrial replacement parts and related supplies throughout the United States and Canada. This group distributes bearings, mechanical power transmission, industrial automation, hose, hydraulic and pneumatic components, industrial supplies and material handling products. The Industrial Parts Group continues to enhance communication and process activities through three distinct programs: motionindustries.com, an internet-based procurement system; MiSupplierConnect, a manufacturer communication and fulfillment system; and inMotion, an internal employee communication source and operational reporting system.

The Company distributes industrial parts in the United States through Motion Industries, Inc. (“Motion”), headquartered in Birmingham, Alabama. Motion is a wholly owned subsidiary of the Company. In Canada, industrial parts are distributed by Motion Industries (Canada), Inc. (“Motion Canada”), an operating group in the Company’s North American structure.

During 2008, Motion acquired the assets of Drago Supply Company with eight locations, Mill Supply Corporation with five locations, and Monroe Rubber and Plastic Supply with one location. All of the acquired companies are distributors of industrial parts and supplies in the United States.

As of December 31, 2008, the Industrial Parts Group served more than 100,000 customers in all types of industries located throughout the United States and Canada, including the food, forest products, primary metal, paper, mining, automotive, petrochemical and pharmaceutical industries.

Distribution System.  In North America, the Industrial Parts Group operates 472 branches, 10 distribution centers and 36 service centers as of December 31, 2008. The distribution centers stock and distribute more than 80,000 different items purchased from more than 250 different suppliers. The service centers provide hydraulic, hose and mechanical repairs for customers. Approximately 44% of 2008 total industrial product purchases were made from 10 major suppliers. Sales are generated from the Industrial Parts Group’s branches located in 47 states, Puerto Rico, and, nine provinces in Canada. Each branch has warehouse facilities that stock significant amounts of inventory representative of the lines of products used by customers in the respective market area served.

Motion Canada operates two distribution centers for the 47 Canadian branches serving industrial and agricultural markets.

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

Segment Data.  In the year ended December 31, 2008, sales from the Company’s Industrial Parts Group approximated 32% of the Company’s net sales, as compared to 31% in 2007 and 30% in 2006.

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

In 2008, S. P. Richards acquired the assets of three regional distributors: O’Henry, Inc. in North Carolina; the midwest division of Action/Emco Wholesale in Grand Rapids, Michigan; and PPI Wholesale Office Supplies located in southern California. Action/Emco and O’Henry distribute general office supplies and furniture, and PPI Wholesale is engaged in the distribution of general office and school supplies.

Distribution System.  The Office Products Group distributes more than 50,000 items to over 7,000 business product resellers throughout the United States and Canada from a network of 45 distribution centers. This network of strategically located distribution centers provides overnight delivery of the Company’s comprehensive product offering. Approximately 55% of the Company’s 2008 total office products purchases were made from 10 major suppliers.

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

While the Company’s inventory includes products from over 400 of the industry’s leading manufacturers worldwide, S. P. Richards also markets nine proprietary brands of items. These brands include: SPARCO®, an economical line of office supply basics; Compucessorytm, a line of computer accessories; Lorell, a line of office furniture; NATURE SAVER®, an offering of recycled products; Elite Imagetm, a line of new and remanufactured toner cartridges, premium papers and labels; Integra, a line of writing instruments; Genuine Joe, a line of cleaning and breakroom products; and Atlantic Breeze and Heat Runner, two lines of climate control products.

Segment Data.  In each of the years ended December 31, 2008 and 2007, sales from the Company’s Office Products Group were approximately 16% of the Company’s net sales, as compared to 17% in 2006.

Competition.  In the distribution of office supplies to retail dealers, S. P. Richards competes with many other wholesale distributors as well as with certain manufacturers of office products.

ELECTRICAL/ELECTRONIC MATERIALS GROUP

The Electrical/Electronic Materials Group was formed on July 1, 1998 through the acquisition of EIS, Inc. (“EIS”) headquartered in Atlanta, Georgia. This Group distributes materials to more than 20,000 electrical and electronic manufacturers in North America. With 33 branch locations in the United States, Puerto Rico, the Dominican Republic, Mexico and Canada, this Group distributes over 100,000 items, from insulating and conductive materials to assembly tools and test equipment. EIS also has three manufacturing facilities that provide custom fabricated parts.

During 2008, EIS acquired the assets of C.H. Clowers Supply Company, an electrical distribution company, with one location in Pine Bluff, Arkansas. Clowers is a complementary acquisition, which enhances the ability of EIS to distribute materials in the state of Arkansas.

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

Products.  The Electrical/Electronic Materials Group distributes a wide variety of products to customers from over 350 vendors. These products include custom fabricated flexible materials that are used as components within a customer’s manufactured finished product in a variety of market segments. Among the products distributed and fabricated are such items as magnet wire, conductive materials, insulating and shielding materials, assembly tools, test equipment, adhesives and chemicals, pressure sensitive tapes, solder, anti-static products and thermal management products. To meet the prompt delivery demands of its customers, this Group maintains large inventories. The majority of sales are on open account. Approximately 45% of 2008 total Electrical/Electronic Materials Group purchases were made from 10 major suppliers.

Integrated Supply.  The Electrical/Electronic Materials Group’s integrated supply programs are a part of the marketing strategy, as a greater number of customers — especially national accounts — are given the opportunity to participate in this low-cost, high-service capability. The Group developed AIMS (Advanced Inventory Management System), a totally integrated, highly automated solution for inventory management. The Group’s Integrated Supply offering also includes SupplyPro, an electronic vending dispenser used to eliminate costly tool cribs, or in-house stores, at customer warehouse facilities.

Segment Data.  In each of the years ended December 31, 2008, 2007 and 2006, sales from the Company’s Electrical/Electronic Materials Group approximated 4% of the Company’s net sales.

Competition.  The Electrical/Electronic Materials Group competes with other distributors specializing in the distribution of electrical and electronic products, general line distributors and, to a lesser extent, manufacturers that sell directly to customers.

ITEM 1A.	RISK FACTORS.

Set forth below are some risks and uncertainties that, if they were to occur, could materially and adversely affect our business or could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report and in the other public statements we make. Our forward-looking statements may relate, for example, to our future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. While we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements, due in part to the risk factors below.

Forward-looking statements made herein, as well as in materials we file with the SEC or otherwise release to the public, including materials that we make available on our website and verbal statements made by senior officers to analysts, investors, the media and others, are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-Q, 10-K, 8-K and other reports to the SEC.

We Depend On Our Relationships with Our Vendors, and a Disruption of Our Vendor Relationships or a Disruption in Our Vendors’ Operations Could Harm Our Business

As a distributor of automotive replacement parts, industrial parts, office products and electrical/electronic materials, our business depends on developing and maintaining close and productive relationships with our vendors. We depend on our vendors to sell us quality products at favorable prices. Many factors outside our control may harm our relationships with our vendors. For example, financial or operational difficulties with a vendor could cause that vendor to increase the cost of the products we purchase from it. Vendor consolidation could also limit the number of suppliers from which we may purchase products and could materially affect the prices we pay for these products. Also, consolidation among automotive parts or industrial parts and office product suppliers could disrupt our relationship with some vendors. In our automotive business, the number of vendors could decrease considerably, and the prices charged to us by the remaining vendors could increase, as vehicle production slows due to the decline in consumer spending and, possibly, the failure of one or more of the large automobile manufacturers. We would suffer an adverse impact if our vendors limit or cancel the return privileges that currently protect us from inventory obsolescence. A disruption of our vendor relationships or a disruption in our vendors’ operations could have a material adverse effect on our business and results of operations.

Our Business Likely Will Continue To Be Impacted By Declining Economic Conditions

Our business and results of operations may continue to be adversely impacted by declining global, national and local economic conditions and their impact on levels of consumer, commercial and industrial spending. These economic conditions have deteriorated significantly in recent months. Some of the factors that have contributed to recent reduced levels of spending include conditions in the residential real estate and mortgage markets, conditions in the automobile industry, increases in fuel and other energy costs, labor and healthcare costs, access to credit, high unemployment rates, declining consumer confidence and other macroeconomic factors. These factors had a material adverse effect on demand for the Company’s products and services and on the Company’s financial condition and operating results in the fourth quarter of 2008. The current difficult economic climate is not expected to improve significantly in the near term, and the resulting low levels of consumer, commercial and industrial spending could continue to result in weakened demand for the products of all of our business groups for the foreseeable future.

Our Business Will Be Adversely Affected If Demand for Our Products Slows

Our business depends on customer demand for the products that we distribute. Demand for these products depends on many factors.

With respect to our automotive group, the primary factors are:

•	the number of miles vehicles are driven annually, as higher vehicle mileage increases the need for maintenance and repair;

•	the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranty or maintenance offered on new vehicles;

•	the number of vehicles in current service that are six years old and older, as these vehicles are typically no longer under the original vehicle manufacturers’ warranty and will need more maintenance and repair than newer vehicles;

•	gas prices, as increases in gas prices may deter consumers from using their vehicles;

•	changes in travel patterns which may cause consumers to rely more on other transportation;

•	restrictions on access to diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation, as consumers may be forced to have all diagnostic work, repairs and maintenance performed by the vehicle manufacturers’ dealer networks; and

•	the economy generally.

With respect to our industrial parts group, the primary factors are:

•	the level of industrial production and manufacturing capacity utilization, as these indices impact the need for industrial replacement parts;

•	changes in the level of the Institute for Supply Management’s Purchasing Managers Index, as an index reading of 50 or more implies an expanding manufacturing economy, while a reading below 50 implies contracting manufacturing economy; and

•	the economy in general.

With respect to our office products group, the primary factors are :

•	the level of unemployment especially as it relates to white collar and service jobs, as this impacts the need for business products; and

•	the economy in general.

With respect to our electrical/electronic materials group, the primary factors are:

•	changes in the level of the Institute for Supply Management’s Purchasing Managers Index, as an index reading of 50 or more implies an expanding manufacturing economy, while a reading below 50 implies contracting manufacturing economy; and

•	the economy in general.

We Face Substantial Competition in the Industries in Which We Do Business

The sale of automotive and industrial parts, office products and electronic materials is highly competitive and impacted by many factors including name recognition, product availability, customer service, anticipating changing customer preferences, store location, and pricing pressures. Because we seek to offer competitive prices, if our competitors reduce their prices, we may be forced to reduce our prices, which could result in a material decline in our revenues and earnings. Increased competition among distributors of automotive and industrial parts, office products and electronic materials, including internet-related initiatives, could cause a material adverse effect on our results of operations.

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

The Impairment of Financial Institutions Could Adversely Affect Us

The capital and credit markets have been experiencing volatility and disruption for more than twelve months. In the past several months, volatility and disruptions have increased and recently reached unprecedented levels. We have exposure to counterparties with which we routinely execute transactions. Such counterparties include commercial banks, insurance companies, investment funds and other financial institutions, some of which may be exposed to bankruptcy or liquidity risks. While we have not realized any significant losses to date, a bankruptcy or illiquidity event by one of our significant counterparties could materially and adversely affect our access to capital, future business and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

The Company’s headquarters and Automotive Parts Group headquarters are located in two adjacent office buildings owned by the Company in Atlanta, Georgia.

The Company’s Automotive Parts Group currently operates 58 NAPA Distribution Centers in the United States distributed among eight geographic divisions. Approximately 90% of the distribution center properties are owned by the Company. At December 31, 2008, the Company operated approximately 1,100 NAPA AUTO PARTS stores located in 43 states, and the Company owned either a minority or majority interest in approximately 19 additional auto parts stores and three distribution centers located in six states. Other than NAPA AUTO PARTS stores located within Company owned distribution centers, the majority of the automotive parts stores in which the Company has an ownership interest were operated in leased facilities. In addition, NAPA Canada/UAP operates 12 distribution centers and approximately 229 automotive parts and TRACTION stores in Canada, and Auto Todo operates nine distribution centers and eight stores and tire centers in Mexico. These operations are operated in leased facilities.

The Company’s Automotive Parts Group also operates four Balkamp distribution centers, one Rayloc rebuilding and distribution facility and two transfer and shipping facilities. Finally, Altrom Canada operates 15 import parts distribution centers, Altrom America operates two import parts distribution centers and the Heavy Vehicle Parts Group operates one TW distribution center, which serves 18 Traction stores of which 13 are company owned and located in the US. These operations are operated in leased facilities.

The Company’s Industrial Parts Group, operating through Motion and Motion Canada, operates 10 distribution centers, 36 service centers and 472 branches. Approximately 90% of these branches are operated in leased facilities.

The Company’s Office Products Group operates 40 facilities in the United States and five facilities in Canada distributed among the Group’s five geographic divisions. Approximately 75% of these facilities are operated in leased buildings.

The Company’s Electrical/Electronic Materials Group operates in 30 locations in the United States, one location in Puerto Rico, one location in the Dominican Republic, three locations in Mexico and one location in Canada. All of this Group’s 36 facilities are operated in leased buildings except one facility, which is owned.

For additional information regarding rental expense on leased properties, see Note 4 of Notes to Consolidated Financial Statements on the Company’s 2008 Annual Report.

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

Market Information Regarding Common Stock

Certain information required by this item is set forth under the heading “Market Price and Dividend Information” in the Company’s 2008 Annual Report and is incorporated herein by reference.

Sales of Unregistered Securities

All of our sales of securities in 2008 were registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table provides information about the purchases of shares of the Company’s common stock during the three month period ended December 31, 2008:

			Total Number of
			Shares Purchased
	Total		as Part of	Maximum Number of
	Number of	Average	Publicly	Shares That May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the Plans
Period	Purchased(1)	Per Share	or Programs(2)	or Programs

October 1, 2008 through October 31, 2008	1,121,821	$36.31	1,121,821	3,639,830
November 1, 2008 through November 30, 2008	109,410	$36.02	94,100	18,545,730
December 1, 2008 through December 31, 2008	23,241	$37.49	1,000	18,544,730

Totals	1,254,472	$36.31	1,216,921	18,544,730

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)	On August 21, 2006 and November 17, 2008, the Board of Directors authorized the repurchase of 15 million shares and 15 million shares, respectively, and such repurchase plans were announced on August 21, 2006 and November 17, 2008, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. Approximately 3.5 million shares authorized in the repurchase plan announced in 2006 remain to be repurchased by the Company. There were no other publicly announced plans outstanding as of December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA.

Information required by this item is set forth under the heading “Selected Financial Data” in the Company’s 2008 Annual Report and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required by this item is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Annual Report and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information related to this item is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 of Notes to Consolidated Financial Statements in the Company’s 2008 Annual Report and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required by this item is set forth in Consolidated Financial Statements, Notes to Consolidated Financial Statements, “Report of Independent Registered Public Accounting Firm on the Financial Statements” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and under the heading “Quarterly Results of Operations” in the Company’s 2008 Annual Report and is incorporated herein by reference.

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

Management’s report on internal control over financial reporting

A report of management’s assessment of our internal control over financial reporting as of December 31, 2008 is set forth under the heading “Management’s Report on Internal Control over Financial Reporting” in the Company’s 2008 Annual Report and is incorporated herein by reference.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS OF THE COMPANY.

Executive officers of the Company are elected by the Board of Directors and each serves at the pleasure of the Board of Directors until his successor has been elected and qualified, or until his earlier death, resignation, removal, retirement or disqualification. The current executive officers of the Company are:

Thomas C. Gallagher, age 61, has been President of the Company since 1990, Chief Executive Officer since August 2004 and Chairman of the Board since February 2005. Mr. Gallagher served as Chief Operating Officer of the Company from 1990 until August 2004.

Jerry W. Nix, age 63, was appointed as a director of the Company and elected Vice-Chairman by the Board of Directors in November 2005. He is Executive Vice President-Finance and Chief Financial Officer of the Company, a position he has held since 2000. Previously, Mr. Nix held the position of Senior Vice President-Finance from 1990 to 2000.

Robert J. Susor, age 63, has been the Executive Vice President of the Company since 2003. Mr. Susor previously served as Senior Vice President-Market Development from 1991 to 2003.

Paul D. Donahue, age 52, was appointed Executive Vice President of the Company in August 2007. Previously, Mr. Donahue was President and Chief Operating Officer of S.P. Richards Company from 2004 to 2007 and was Executive Vice President — Sales and Marketing in 2003, the year he joined the Company. Prior to S. P. Richards, Mr. Donahue was President of Sanford North America, a division of Newell Rubbermaid, from 1999 to 2002.

Larry R. Samuelson, age 62, was appointed President of the Automotive Parts Group in January 2004. Mr. Samuelson previously served as President, Chief Operating Officer and Chief Executive Officer of NAPA Canada/UAP Inc. from February 2000 to January 2004.

Further information required by this item is set forth under the heading “Nominees for Director”, under the heading “Corporate Governance — Code of Conduct and Ethics”, under the heading “Corporate Governance -Board Committees-Audit Committee”, and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this item is set forth under the headings “Executive Compensation”, “Additional Information Regarding Executive Compensation”, “2008 Summary Compensation”, “2008 Grants of Plan-Based Awards”, “2008 Outstanding Equity Awards at Fiscal Year-End”, “2008 Option Exercises and Stock Vested”, “2008 Pension Benefits”, “2008 Nonqualified Deferred Compensation”, “Post Termination Payments and Benefits”, “Compensation, Nominating and Governance Committee Report”, “Compensation, Nominating and Governance Committee Interlocks and Insider Participation”, and “Audit Committee Report” of the Proxy Statement. All such information in the Proxy Statement is incorporated herein by reference, except that the information contained in the Proxy Statement under the heading “Compensation, Nominating and Governance Committee Report” or under the heading “Audit Committee Report” is specifically not so incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Certain information required by this item is set forth below. Additional information required by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information as of December 31, 2008 about the common stock that may be issued under all of the Company’s existing equity compensation plans:

				(c)
				Number of Securities
				Remaining Available for
				Future Issuance Under
	(a)		(b)	Equity Compensation
	Number of Securities to		Weighted Average	Plans (Excluding
	be Issued Upon Exercise		Exercise Price of	Securities
	of Outstanding Options,		Outstanding Options,	Reflected in Column
Plan Category	Warrants and Rights(1)		Warrants and Rights	(a))

Equity Compensation Plans Approved by Shareholders:	175,912	(2)	$30.25	-0-
	4,543,464	(3)	$36.85	-0-
	2,751,513	(4)	$42.31	5,169,837	(6)
Equity Compensation Plans Not Approved by Shareholders:	51,186	(5)	n/a	939,394

Total	7,522,075		—	6,109,231

(1)	Reflects the maximum number of shares issuable pursuant to the exercise or conversion of stock options, stock appreciation rights, restricted stock units and common stock equivalents. The actual number of shares issued upon exercise of stock appreciation rights is calculated based on the excess of fair market value of our common stock on date of exercise and the grant price of the stock appreciation rights.

(2)	Genuine Parts Company 1992 Stock Option and Incentive Plan, as amended

(3)	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended

(4)	Genuine Parts Company 2006 Long-Term Incentive Plan

(5)	Genuine Parts Company Director’s Deferred Compensation Plan, as amended

(6)	All of these shares are available for issuance pursuant to grants of full-value stock awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

(a) Documents filed as part of this report

(1) Financial Statements

The following consolidated financial statements of Genuine Parts Company and subsidiaries and related reports of the Company’s independent registered public accounting firm, included in the Annual Report, are incorporated herein by reference.

Report of independent registered public accounting firm on internal control over financial reporting

Report of independent registered public accounting firm on the financial statements

Consolidated balance sheets — December 31, 2008 and 2007

Consolidated statements of income — Years ended December 31, 2008, 2007 and 2006

Consolidated statements of shareholders’ equity — Years ended December 31, 2008, 2007 and 2006

Consolidated statements of cash flows — Years ended December 31, 2008, 2007 and 2006

Notes to consolidated financial statements — December 31, 2008

(2) Financial Statement Schedules

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

(3) Exhibits.

The following exhibits are filed as part of or incorporated by reference in this report. Exhibits that are incorporated by reference to documents filed previously by the Company under the Securities Exchange Act of 1934, as amended, are filed with the Securities and Exchange Commission under File No. 1-5690. The Company will furnish a copy of any exhibit upon request to the Company’s Corporate Secretary.

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, as amended April 23, 2007. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated April 23, 2007.)
Exhibit 3.2	By-laws of the Company, as amended and restated August 20, 2007. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated August 20, 2007.)
Exhibit 4.2	Specimen Common Stock Certificate. (Incorporated herein by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-63874.)

Exhibit 4.3	Note Purchase Agreement, dated November 30, 2001, for the sale of Series A Senior Notes due November 30, 2008, and the sale of Series B Senior Notes due November 30, 2011. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Instruments with respect to long-term debt where the total amount of securities authorized there under does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

Exhibit 10	.1*	Form of Amendment to Deferred Compensation Agreement, adopted February 13, 1989, between the Company and certain executive officers of the Company. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 15, 1989.)

Exhibit 10	.2*	1992 Stock Option and Incentive Plan, effective April 20, 1992. (Incorporated herein by reference from the Company’s Annual Meeting Proxy Statement, dated March 6, 1992.)
Exhibit 10	.3*	The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)
Exhibit 10	.4*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)
Exhibit 10	.5*	Genuine Parts Company Death Benefit Plan, effective July 15, 1997. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)
Exhibit 10	.6*	Restricted Stock Agreement dated February 25, 1999, between the Company and Thomas C. Gallagher. (Incorporated herein by reference from the Company’s Form 10-Q, dated May 3, 1999.)
Exhibit 10	.7*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)
Exhibit 10	.8*	Amendment No. 2 to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)
Exhibit 10	.9*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)
Exhibit 10	.10*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)
Exhibit 10	.11*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)
Exhibit 10	.12*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 21, 2003.)
Exhibit 10	.13*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated November 19, 2001, effective November 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 21, 2003.)
Exhibit 10	.14*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated effective January 1, 2003, and executed October 22, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)
Exhibit 10	.15*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, dated October 27, 2003, effective January 1, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)
Exhibit 10	.16*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)
Exhibit 10	.17*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)
Exhibit 10	.18*	Genuine Parts Company 2004 Annual Incentive Bonus Plan, effective January 1, 2004. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)
Exhibit 10	.19*	Description of Director Compensation. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)
Exhibit 10	.20*	Genuine Parts Company Stock Appreciation Rights Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10	.21*	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 28, 2005, effective January 1, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)
Exhibit 10	.22*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, dated November 9, 2005, effective January 1, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)
Exhibit 10	.23*	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, dated December 28, 2005, effective January 1, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)
Exhibit 10	.24*	Amendment No. 2 to the Genuine Parts Company Death Benefit Plan, dated November 9, 2005, effective April 1, 2005. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)
Exhibit 10	.25*	Genuine Parts Company 2006 Long-Term Incentive Plan, effective April 17, 2006. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated April 18, 2006.)
Exhibit 10	.26*	Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 28, 2007.)
Exhibit 10	.27*	Amendment No. 4 to the Genuine Parts Company Supplemental Retirement Plan, dated November 28, 2007, effective January 1, 2008. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.28*	Amendment No. 1 to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated November 19, 2007, effective January 1, 2008. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.29*	Amendment No. 6 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2007, effective January 1, 2008. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.30*	Amendment to the Genuine Parts Company 2004 Annual Incentive Bonus Plan, dated March 27, 2007, effective March 27, 2007. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.31*	Amendment No. 2 to the Genuine Parts Company 2004 Annual Incentive Bonus Plan, dated November 19, 2007, effective November 19, 2007. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.32*	Amendment No. 2 to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 19, 2007, effective November 19, 2007. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.33*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.34*	Genuine Parts Company Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.35*	Specimen Change in Control Agreement, as amended and restated as of November 19, 2007. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.36*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009.

*	Indicates management contracts and compensatory plans and arrangements.

Exhibit 13	The following sections and pages of the Company’s Annual Report to Shareholders for the year ended December 31, 2008:
— Selected Financial Data on Page 13
— Market and Dividend Information on Page 13
— Segment Data on Page 15
— Management’s Discussion and Analysis of Financial Condition and Results of Operations on Pages 16-23
— Quarterly Results of Operations on Page 23
— Management’s Report on Internal Control over Financial Reporting on Page 24
— Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on Page 25
— Report of Independent Registered Public Accounting Firm on the Financial Statements on Page 25
— Consolidated Financial Statements and Notes to Consolidated Financial Statements on Pages 26-41

Exhibit 21	Subsidiaries of the Company.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1	Certification signed by Chief Executive Officer pursuant to SEC Rule 13a-14(a).
Exhibit 31.2	Certification signed by Chief Financial Officer pursuant to SEC Rule 13a-14(a).
Exhibit 32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
Exhibit 32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b) Exhibits

See the response to Item 15(a)(3) above.

(c) Financial Statement Schedules

See the response to Item 15(a)(2) above.

SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUINE PARTS COMPANY

/s/ Thomas C. Gallagher	2/27/09	/s/ Jerry W. Nix	2/27/09

Thomas C. Gallagher	(Date)	Jerry W. Nix	(Date)
Chairman, President and Chief Executive Officer		Vice Chairman and Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Mary B. Bullock	2/16/09	/s/ Richard W. Courts II	2/16/09

Dr. Mary B. Bullock	(Date)	Richard W. Courts II	(Date)
Director		Director

/s/ Jean Douville	2/16/09	/s/ Thomas C. Gallagher	2/16/09

Jean Douville	(Date)	Thomas C. Gallagher	(Date)
Director		Director

/s/ George C. Guynn	2/16/09	/s/ John D. Johns	2/16/09

George C. Guynn	(Date)	John D. Johns	(Date)
Director		Director

/s/ Michael M.E. Johns	2/16/09	/s/ J. Hicks Lanier	2/16/09

Michael M. E. Johns	(Date)	J. Hicks Lanier	(Date)
Director		Director

/s/ Wendy B. Needham	2/16/09	/s/ Jerry W. Nix	2/16/09

Wendy B. Needham	(Date)	Jerry W. Nix	(Date)
Director		Director

/s/ Larry L. Prince	2/16/09	/s/ Gary W. Rollins	2/16/09

Larry L. Prince	(Date)	Gary W. Rollins	(Date)
Director		Director

/s/ Lawrence G. Steiner	2/16/09

Lawrence G. Steiner	(Date)
Director

Annual Report on Form 10-K

Item 15(c)

Financial Statement Schedule II — Valuation and Qualifying Accounts
Genuine Parts Company and Subsidiaries

	Balance at	Charged		Balance at
	Beginning	to Costs		End
	of Period	and Expenses	Deductions	of Period

Year ended December 31, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$11,385,684	$16,472,494	$(14,402,108)[1]	$13,456,070
Reserve for facility consolidations	$1,580,000	-0-	$(1,580,000)[2]	-0-
Year ended December 31, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$13,456,070	$13,513,715	$(11,448,980)[1]	$15,520,805
Year ended December 31, 2008:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$15,520,805	$23,882,674	$(20,815,910)[1]	$18,587,569

1	Uncollectible accounts written off, net of recoveries.

2	Facility Consolidation expense paid.

ANNUAL REPORT ON FORM 10-K

INDEX OF EXHIBITS

The following exhibits are filed (or furnished, if so indicated) herewith as a part of this Report:

10	.36*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009.
13		The following sections and pages of the Company’s Annual Report to Shareholders for the year ended December 31, 2008:

—	Selected Financial Data on Page 13

—	Market and Dividend Information on Page 13

—	Segment Data on Page 15

—	Management’s Discussion and Analysis of Financial Condition and Results of Operations on Pages 16-23

—	Quarterly Results of Operations on Page 23

—	Management’s Report on Internal Control over Financial Reporting on Page 24

—	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on Page 25

—	Report of Independent Registered Public Accounting Firm on the Financial Statements on Page 25

—	Consolidated Financial Statements and Notes to Consolidated Financial Statements on Pages 26-41

21	Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a—14(a).
31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).
32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

The following exhibits are incorporated by reference as set forth in Item 15 of this Form 10-K:

— 3.1	Amended and Restated Articles of Incorporation of the Company, amended April 23, 2007.
— 3.2	By-Laws of the Company as amended and restated August 20, 2007.
— 4.2	Specimen Common Stock Certificate.
— 4.3	Note Purchase Agreement dated November 30, 2001.

Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

— 10	.1*	Form of Amendment to Deferred Compensation Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company.
— 10	.2*	1992 Stock Option and Incentive Plan, effective April 20, 1992.
— 10	.3*	The Genuine Parts Company Restated Tax-Deferred Savings Plan, effective January 1, 1993.
— 10	.4*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996.
— 10	.5*	Genuine Parts Company Death Benefit Plan, effective July 15, 1997.
— 10	.6*	Restricted Stock Agreement dated February 25, 1999, between the Company and Thomas C. Gallagher.
— 10	.7*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated April 19, 1999, effective April 19, 1999.

— 10	.8*	Amendment to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999.
— 10	.9*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996.
— 10	.10*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999.
— 10	.11*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001.
— 10	.12*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001.
— 10	.13*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated November 19, 2001, effective November 19, 2001.
— 10	.14*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated effective January 1, 2003, and executed October 22, 2003.
— 10	.15*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, dated October 27, 2003, effective January 1, 2003.
— 10	.16*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003.
— 10	.17*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003.
— 10	.18*	Genuine Parts Company 2004 Annual Incentive Bonus Plan, effective January 1, 2004.
— 10	.19*	Description of Director Compensation
— 10	.20*	Genuine Parts Company Stock Appreciation Rights Agreement.
— 10	.21*	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan.
— 10	.22*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan.
— 10	.23*	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan.
— 10	.24*	Amendment No. 2 to the Genuine Parts Company Death Benefit Plan.
— 10	.25*	Genuine Parts Company 2006 Long-Term Incentive Plan, effective April 17, 2006.
— 10	.26*	Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006.
— 10	.27*	Amendment No. 4 to the Genuine Parts Company Supplemental Retirement Plan, dated November 28, 2007, effective January 1, 2008.
— 10	.28*	Amendment No. 1 to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated November 19, 2007, effective January 1, 2008.
— 10	.29*	Amendment No. 6 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2007, effective January 1, 2008.
— 10	.30*	Amendment to the Genuine Parts Company 2004 Annual Incentive Bonus Plan, dated March 27, 2007, effective March 27, 2007.
— 10	.31*	Amendment No. 2 to the Genuine Parts Company 2004 Annual Incentive Bonus Plan, dated November 19, 2007, effective November 19, 2007.
— 10	.32*	Amendment No. 2 to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 19, 2007, effective November 19, 2007.
— 10	.33*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement.
— 10	.34*	Genuine Parts Company Restricted Stock Unit Award Agreement.
— 10	.35*	Specimen Change in Control Agreement, as amended and restated as of November 19, 2007.

*	Indicates management contracts and compensatory plans and arrangements.