Form 10-Q
period 2009-03-31
GENUINE PARTS CO
filed 2009-05-07
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009

Common Stock, $1.00 par value per share	159,446,330 shares

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
	(in thousands, except share
	and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$133,281	$67,777
Trade accounts receivable, less allowance for doubtful accounts (2009 — $18,364; 2008 — $18,586)	1,211,337	1,224,525
Merchandise inventories, net — at lower of cost (substantially last-in, first-out method) or market	2,253,036	2,316,880
Prepaid expenses and other current assets	222,253	262,238

TOTAL CURRENT ASSETS	3,819,907	3,871,420
Goodwill and intangible assets, less accumulated amortization	158,427	158,825
Deferred tax asset	216,653	218,503
Other assets	117,502	114,337
Property, plant and equipment, less allowance for depreciation (2009 - $635,004; 2008 - $628,532)	412,366	423,265

TOTAL ASSETS	$4,724,855	$4,786,350

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	$964,267	$1,009,423
Income taxes payable	70,883	24,685
Dividends payable	63,779	62,148
Other current liabilities	158,445	190,847

TOTAL CURRENT LIABILITIES	1,257,374	1,287,103
Long-term debt	500,000	500,000
Other long-term liabilities	110,207	103,264
Retirement and other post-retirement benefit liabilities	448,844	502,605

EQUITY:
Preferred Stock, par value — $1 per share
Authorized — 10,000,000 shares — None issued	-0-	-0-
Common Stock, par value — $1 per share
Authorized — 450,000,000 shares
Issued — 2009 — 159,446,330; 2008 — 159,442,508	159,446	159,443
Retained earnings	2,671,224	2,643,451
Accumulated other comprehensive loss	(491,917)	(478,562)

TOTAL PARENT EQUITY	2,338,753	2,324,332

Noncontrolling interests in subsidiaries	69,677	69,046
TOTAL EQUITY	2,408,430	2,393,378

TOTAL LIABILITIES AND EQUITY	$4,724,855	$4,786,350

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2009	2008
	(unaudited)
	(in thousands, except per share data)
Net sales	$2,444,496	$2,739,473
Cost of goods sold	1,712,295	1,919,990

Gross profit	732,201	819,483

Operating Expenses:
Selling, administrative & other expenses	565,012	605,118
Depreciation and amortization	22,521	22,684

	587,533	627,802

Income before income taxes	144,668	191,681
Income taxes	55,509	68,138

Net income	$89,159	$123,543

Basic net income per common share	$.56	$.75

Diluted net income per common share	$.56	$.75

Dividends declared per common share	$.40	$.39

Weighted average common shares outstanding	159,444	164,977

Dilutive effect of stock options and non-vested restricted stock awards	219	729

Weighted average common shares outstanding — assuming dilution	159,663	165,706

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(unaudited)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$89,159	$123,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,521	22,684
Share-based compensation	2,370	1,600
Excess tax benefits from share-based compensation	—	(217)
Other	807	804
Changes in operating assets and liabilities	85,565	(2,527)

NET CASH PROVIDED BY OPERATING ACTIVITIES	200,422	145,887

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,097)	(21,762)
Acquisitions and other	(5,779)	(39,003)

NET CASH USED IN INVESTING ACTIVITIES	(19,876)	(60,765)

FINANCING ACTIVITIES:
Stock options exercised	142	752
Excess tax benefits from share-based compensation	—	217
Dividends paid	(62,148)	(60,789)
Changes in cash overdraft position	(52,000)	—
Purchase of stock	(116)	(94,325)

NET CASH USED IN FINANCING ACTIVITIES	(114,122)	(154,145)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(920)	(1,295)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,504	(70,318)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,777	231,837

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$133,281	$161,519

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company”) for the year ended December 31, 2008. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2008 Annual Report on Form 10-K.
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
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim period have been made. These adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results for the entire year.
Note B — Segment Information

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net sales:
Automotive	$1,219,128	$1,305,887
Industrial	736,501	881,213
Office products	412,748	442,392
Electrical/electronic materials	86,133	114,301
Other	(10,014)	(4,320)

Total net sales	$2,444,496	$2,739,473

Operating profit:
Automotive	$87,407	$90,644
Industrial	34,175	68,992
Office products	38,728	43,932
Electrical/electronic materials	5,668	9,010

Total operating profit	165,978	212,578
Interest expense, net	(7,096)	(7,154)
Other, net	(14,214)	(13,743)

Income before income taxes	$144,668	$191,681

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income.

Note C — Comprehensive Income
Comprehensive income was $75.8 million and $109.0 million for the three months ended March 31, 2009 and 2008, respectively. The difference between comprehensive income and net income was due to foreign currency translation adjustments and amounts amortized into net periodic benefit cost as required by Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), as summarized below:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net income	$89,159	$123,543
Other comprehensive loss:
Foreign currency translation	(17,781)	(17,733)
Amounts amortized into net periodic benefit cost:
Prior service (cost) credit, net of tax	(1,227)	99
Actuarial loss, net of tax	5,653	3,089

Total other comprehensive loss	(13,355)	(14,545)

Comprehensive income	$75,804	$108,998

Note D — Recently Issued Accounting Pronouncements
On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. In accordance with FASB Staff Position 157-2, the Company adopted SFAS No. 157 for its financial assets and liabilities as of January 1, 2008 and for its non-financial assets and liabilities as of January 1, 2009. SFAS No. 157 did not have a significant impact on the condensed consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) changes the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) on January 1, 2009. SFAS No. 141(R) did not have a significant impact on the condensed consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement requires that noncontrolling minority interests be reported as equity instead of a liability on the balance sheet. Additionally, it requires disclosure of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the income statement. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS No. 160 on January 1, 2009 and reclassified $69 million of noncontrolling minority interest from liabilities to equity on the December 31, 2008 condensed consolidated balance sheet. The net income attributable to noncontrolling interests is not material to the Company’s consolidated net income and is, therefore, included in selling, administrative & other expenses on the accompanying condensed consolidated statements of income.

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 132(R)—1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R) -1”). This FSP amends SFAS No. 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP 132(R) —1 shall be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the disclosure requirements of this new FSP.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. The Company will provide the additional disclosures required by FSP 107-1 in its quarterly report on Form 10-Q for the period ending June 30, 2009.
Note E — Share-Based Compensation
As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in the 2008 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At March 31, 2009, total compensation cost related to nonvested awards not yet recognized was approximately $12.1 million, as compared to $18.2 million at March 31, 2008. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for options, SARs and RSUs outstanding at March 31, 2009 was approximately $9.6 million. At March 31, 2009 the aggregate intrinsic value for options, SARs and RSUs vested totaled approximately $3.4 million, and the weighted-average contractual life for outstanding and exercisable options, SARs and RSUs was approximately six years. For the three months ended March 31, 2009, $2.4 million of share-based compensation cost was recorded, as compared to $1.6 million for the same period in the prior year.
The Company had no grant activity for the three months ended March 31, 2009.

Note F — Employee Benefit Plans
Net periodic pension cost included the following components for the three months ended March 31:

			Other Post-retirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
	(in thousands)

Service cost	$4,371	$13,341	$190	$220
Interest cost	23,482	22,629	426	404
Expected return on plan assets	(27,776)	(28,746)	—	—
Amortization of prior service (income) cost	(1,802)	(4)	93	93
Amortization of actuarial loss	8,936	4,504	426	404

Net periodic pension cost	$7,211	$11,724	$1,135	$1,121

Pension benefits also include amounts related to a supplemental retirement plan. During the three months ended March 31, 2009, the Company contributed $52.9 million to the pension plan.
Note G — Guarantees
In June 2003, the Company completed an amended and restated master agreement to its $85 million construction and lease agreement (the “Agreement”). The lessor in the Agreement is an independent third-party limited liability company, which has as its sole member a publicly traded corporation. Properties acquired by the lessor are constructed and/or then leased to the Company under operating lease agreements. No additional properties are being added to this Agreement, as the construction term has ended. The Company does not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN No. 46”). In addition, the Company has verified that even if the lessor was determined to be a variable interest entity, the Company would not have to consolidate the lessor nor the assets and liabilities associated with properties leased to the Company. This is because the assets leased under the Agreement do not exceed 50% of the total fair value of the lessor’s assets, excluding any assets that should be excluded from such calculation under FIN No. 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding. The Agreement has been accounted for as an operating lease under SFAS No. 13, Accounting for Leases and related interpretations. Rent expense related to the Agreement is recorded under selling, administrative and other expenses in our condensed consolidated statements of income and was $0.2 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively.
This Agreement, having a term of six years expiring in June 2009, contains residual value guarantee provisions and other guarantees that would become due in the event of a default under the operating lease agreement, or at the expiration of the operating lease agreement if the fair value of the leased properties is less than the guaranteed residual value. The maximum amount of the Company’s potential guarantee obligation, representing the residual value guarantee, at March 31, 2009, is approximately $62.7 million. The Company believes the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.
The Company also guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that it is not the primary beneficiary with respect to any of the independents and that the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee.
At March 31, 2009, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $194.0 million. These loans generally mature over periods from one to ten years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

Effective January 1, 2003, the Company adopted FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). In accordance with FIN No. 45 and based on available information, the Company has accrued for those guarantees related to the independents’ and affiliates’ borrowings and the construction and lease agreement as of March 31, 2009. These liabilities are not material to the financial position of the Company and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Forward-Looking Statements
Some statements in this report, as well as in other materials we file with the SEC or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to our future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, the ability to maintain favorable supplier arrangements and relationships, changes in general economic conditions, the growth rate of the market demand for the Company’s products and services, competitive product, service and pricing pressures, including internet related initiatives, the effectiveness of the Company’s promotional, marketing and advertising programs, changes in the financial markets, including particularly the capital and credit markets, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as other risks and uncertainties discussed from time to time in the Company’s filings with the SEC.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-Q, 10-K, 8-K and other reports to the SEC.
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the three months ended March 31, 2009, business was conducted throughout the United States, Puerto Rico, Canada and Mexico from approximately 2,000 locations.
For the three months ended March 31, 2009, we recorded consolidated net income of $89.2 million compared to consolidated net income of $123.5 million in the same period last year, a decrease of 28%. Similar to the fourth quarter of 2009, our businesses continue to be impacted by the effects of reduced consumer spending, declining industrial production and higher unemployment, which we discuss further below. The Company remains focused on several initiatives to address the economic slowdown, such as new and expanded product lines, the penetration of new markets (including acquisitions), and a variety of gross margin and cost savings initiatives.

Sales
Sales for the first quarter of 2009 were $2.44 billion, a decrease of 11% compared to $2.74 billion for the same period in 2008.
Sales for the Automotive Parts Group decreased 7% in the first quarter of 2009, as compared to the same period in the previous year. Currency exchange had a negative impact on our results in Canada and Mexico, which contributed to approximately 4% of the decrease in the three months ended March 31, 2009 as compared to the same period of the previous year. The Industrial Products Group sales decreased by 16% for the three month period ended March 31, 2009, as compared to the same period in 2008. Industrial market indices, such as Industrial Production and Capacity Utilization, are trending downward, indicating a continuation of deteriorating economic conditions. Sales for the Office Products Group for the first quarter of 2009 decreased 7% as compared to the three months ended March 31, 2008. This group continues to experience weak market conditions, which have resulted in an industry-wide softening of demand. Sales for the Electrical/Electronic Materials Group decreased 25% for the three month period ended March 31, 2009, as compared to the same period of the previous year. The deteriorating economy, including manufacturing contraction as measured by the Institute for Supply Managements Purchasing Managers’ Index had a significant impact on this business during the quarter.
Cost of Goods Sold/Expenses
Cost of goods sold for the first quarter of 2009 was $1.71 billion, an 11% decrease from $1.92 billion for the first quarter of 2008. As a percent of sales, cost of goods sold was flat for the three months ended March 31, 2009 as compared to the same period in 2008. Cumulative pricing increased .2% in Industrial and 2.2% in Office Products for the three months ended March 31, 2009. Cumulative pricing was flat in Electrical/Electronic and decreased 1% in Automotive, as compared to the same three month period of the prior year.
Selling, administrative and other expenses of $587.5 million increased to 24.0% of sales for the first quarter of 2009 as compared to 22.9% for the same period of the prior year. The increase is primarily associated with the loss of expense leverage in the quarter due to decreased sales for the three months ended March 31, 2009 as compared to the same three month period ended March 31, 2008.
Operating Profit
Operating profit as a percentage of sales was 6.8% for the three months ended March 31, 2009, compared to 7.8% for the same period of the previous year.
The Automotive Parts Group’s operating profit decreased 3.6% in the first quarter of 2009 compared to the first quarter of 2008, and its operating profit margin of 7.2% for the three months ended March 31, 2009 was an increase from 6.9% in the same period of the prior year. The improved operating profit margin is primarily due to certain one-time costs incurred in the first quarter of 2008 related to the sale of the Company’s Johnson Industries subsidiary and the consolidation of the Company’s remanufacturing operations. The Industrial Products Group had a 50.5% decrease in operating profit in the first quarter of 2009, and the operating profit margin for this group decreased to 4.6%, as compared to 7.8% from the same period in the previous year. For the three month period ended March 31, 2009, the Office Products Group’s operating profit decreased 11.8% and its operating profit margin decreased to 9.4%, as compared to 9.9% in the same period of the prior year. The Electrical/Electronic Materials Group decreased its operating profit for the first quarter by 37.1%, and its operating margin decreased to 6.6% compared to 7.9% in the first quarter of the previous year. The operating profit margin decrease across all business segments is primarily due to the loss of expense leverage on decreased revenues for the three months ended March 31, 2009, as compared to the three month period ended March 31, 2008.
Income Taxes
The effective income tax rate was 38.4% for the three month period ended March 31, 2009 as compared to 35.6% for the three month period ended March 31, 2008. The increase in the rate is primarily due to the tax benefit on the sale of the Company’s Johnson Industries subsidiary in the first quarter of last year.
Net Income
Net income for the three months ended March 31, 2009 was $89.2 million, a decrease of 28%, as compared to $123.5 million for the first quarter of 2008. On a per share diluted basis, net income was $.56, down 25% compared to $.75 for the first quarter of last year.

Financial Condition
The major balance sheet categories at March 31, 2009 were relatively consistent with the December 31, 2008 balance sheet categories, with the exception of cash. Cash balances increased $65.5 million or 97% from December 31, 2008, due primarily to an improved working capital position. Cash generated from operations of $200.4 million was primarily used to pay dividends of $62.1 million, invest in the Company via capital expenditures of $14.1 million, as well as for acquisitions of approximately $5.8 million.
Accounts receivable decreased $13.2 million or 1%, which is primarily due to the Company’s overall sales decrease. Inventory decreased $63.8 million compared to December 31, 2008, which reflects the Company’s reduced purchases and inventory management initiatives. Prepaid expenses and other current assets decreased 15%, or $40.0 million, primarily due to collections of volume incentives accrued as of December 31, 2008. Other assets increased $3.2 million or 3%, from December 31, 2008. Accounts payable decreased $45.2 million, or 4%, primarily due to decreased purchases related to the sales decline in the three months ended March 31, 2009, compared to December 31, 2008. The Company’s long-term debt is discussed in detail below.
Liquidity and Capital Resources
Long-term debt, which matures in 2011 and 2013, is at fixed rates of interest and remains unchanged at $500 million as of March 31, 2009, compared to December 31, 2008.
The ratio of current assets to current liabilities was 3.0 to 1 at March 31, 2009, and remains unchanged as compared to December 31, 2008.
The credit and capital markets continue to experience adverse conditions. Continued volatility in the credit and capital markets may increase costs associated with the incurrence of debt or affect our ability to access the credit or capital markets. Notwithstanding these adverse market conditions, the Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including voluntary share repurchases, if any, for the foreseeable future. The Company maintains a $350 million unsecured revolving line of credit with a consortium of financial institutions, which matures in December 2012 and bears interest at LIBOR plus .23%. At March 31, 2009, no amounts were outstanding under the line of credit.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information called for by this item is provided elsewhere herein and in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposure is the Canadian dollar, which is the functional currency of our Canadian operations. As previously noted under “Sales,” foreign currency exchange exposure to the Canadian dollar and, to a lesser extent, the Mexican peso, negatively impacted our results for the first quarter of 2009. There have been no other material changes in market risk from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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

PART II — OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:
ISSUER PURCHASES OF EQUITY SECURITIES

	Total		Total Number of	Maximum Number of
	Number of		Shares Purchased	Shares That May Yet
	Shares	Average	as Part of Publicly	Be Purchased Under
	Purchased	Price Paid	Announced Plans	the Plans or
Period	(1)	Per Share	or Programs (2)	Programs

January 1, 2009 through January 31, 2009	1,180	$39.04	—	18,544,730

February 1, 2009 through February 28, 2009	2,434	$29.39	4,000	18,540,730

March 1, 2009 through March 31, 2009	—	—	—	18,540,730

Totals	3,614	$32.54	4,000	18,540,730

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)	On August 21, 2006 and November 17, 2008, the Board of Directors authorized the repurchase of 15 million shares and 15 million shares, respectively, and such repurchase plans were announced on August 21, 2006 and November 17, 2008, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. Approximately 3.5 million shares authorized in the repurchase plan announced in 2006 and all 15 million shares authorized in 2008 remain to be repurchased by the Company. There were no other publicly announced plans outstanding as of March 31, 2009.

Item 6. Exhibits
(a) The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 20, 2007)

Exhibit 10.1	Genuine Parts Company 2009 Annual Incentive Bonus Plan, dated March 13, 2009, effective January 1, 2009 — filed herewith

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer — filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer — filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer — furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer — furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)
Date: May 7, 2009	/s/ Jerry W. Nix
Jerry W. Nix
Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits
No.	Description

Exhibit 10.1	Genuine Parts Company 2009 Annual Incentive Bonus Plan, dated March 13, 2009, effective January 1, 2009 — filed herewith

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer — filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer — filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer — furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer — furnished herewith