Form 10-Q
period 2009-06-30
GENUINE PARTS CO
filed 2009-08-06
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2009

Common Stock, $1.00 par value per share	159,530,937 shares

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
	(in thousands, except share
	and per share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$238,589	$67,777
Trade accounts receivable, less allowance for doubtful accounts (2009 – $25,343; 2008 – $18,588)	1,239,318	1,224,525
Merchandise inventories, net – at lower of cost (substantially last-in, first-out method) or market	2,215,709	2,316,880
Prepaid expenses and other current assets	222,399	262,238

TOTAL CURRENT ASSETS	3,916,015	3,871,420
Goodwill and intangible assets, less accumulated amortization	166,683	158,825
Deferred tax asset	160,581	218,503
Other assets	124,358	114,337
Property, plant and equipment, less allowance for depreciation (2009 – $660,205; 2008 – $628,532)	487,307	423,265

TOTAL ASSETS	$4,854,944	$4,786,350

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,063,260	$1,009,423
Income taxes payable	44,687	24,685
Dividends payable	63,813	62,148
Other current liabilities	240,807	190,847

TOTAL CURRENT LIABILITIES	1,412,567	1,287,103
Long-term debt	500,000	500,000
Other long-term liabilities	121,168	103,264
Retirement and other post–retirement benefit liabilities	305,525	502,605

EQUITY:
Preferred stock, par value – $1 per share
Authorized – 10,000,000 shares – None issued	-0-	-0-
Common stock, par value – $1 per share
Authorized – 450,000,000 shares
Issued – 2009 – 159,530,937; 2008 – 159,442,508	159,531	159,443
Retained earnings	2,708,629	2,643,451
Additional paid-in capital	6,675	—
Accumulated other comprehensive loss	(366,973)	(478,562)

TOTAL PARENT EQUITY	2,507,862	2,324,332
Noncontrolling interests in subsidiaries	7,822	69,046
TOTAL EQUITY	2,515,684	2,393,378

TOTAL LIABILITIES AND EQUITY	$4,854,944	$4,786,350

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)
	(in thousands, except per share data)

Net sales	$2,535,045	$2,873,485	$4,979,541	$5,612,958
Cost of goods sold	1,790,190	2,021,272	3,502,485	3,941,262

Gross profit	744,855	852,213	1,477,056	1,671,696

Operating expenses:
Selling, administrative & other expenses	556,394	614,485	1,121,406	1,219,603
Depreciation and amortization	22,411	22,017	44,932	44,701

	578,805	636,502	1,166,338	1,264,304

Income before income taxes	166,050	215,711	310,718	407,392
Income taxes	62,440	82,638	117,949	150,776

Net income	$103,610	$133,073	$192,769	$256,616

Basic net income per common share	$.65	$.81	$1.21	$1.56

Diluted net income per common share	$.65	$.81	$1.21	$1.56

Dividends declared per common share	$.40	$.39	$.80	$.78

Weighted average common shares outstanding	159,513	163,411	159,479	164,194

Dilutive effect of stock options and non- vested restricted stock awards	253	716	225	705

Weighted average common shares outstanding – assuming dilution	159,766	164,127	159,704	164,899

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
	Ended June 30,
	2009	2008
	(unaudited)
	(in thousands)

OPERATING ACTIVITIES:
Net income	$192,769	$256,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,932	44,701
Share-based compensation	4,739	6,559
Excess tax benefits from share-based compensation	—	(287)
Other	1,657	804
Changes in operating assets and liabilities	244,734	(31,193)

NET CASH PROVIDED BY OPERATING ACTIVITIES	488,831	277,200

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(36,955)	(44,330)
Acquisitions and other	(107,405)	(53,656)

NET CASH USED IN INVESTING ACTIVITIES	(144,360)	(97,986)

FINANCING ACTIVITIES:
Stock options exercised	2,160	1,355
Excess tax benefits from share-based compensation	—	287
Dividends paid	(125,926)	(125,054)
Changes in cash overdraft position	(52,000)	—
Purchase of stock	(136)	(151,104)

NET CASH USED IN FINANCING ACTIVITIES	(175,902)	(274,516)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,243	(691)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	170,812	(95,993)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,777	231,837

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$238,589	$135,844

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company”) for the year ended December 31, 2008. Accordingly, the condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2008 Annual Report on Form 10-K.
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
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results for the entire year.
Note B — Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Net sales:
Automotive	$1,360,037	$1,428,513	$2,579,165	$2,734,400
Industrial	701,228	898,069	1,437,729	1,779,282
Office products	406,134	430,807	818,882	873,199
Electrical/electronic materials	80,609	122,584	166,742	236,885
Other	(12,963)	(6,488)	(22,977)	(10,808)

Total net sales	$2,535,045	$2,873,485	$4,979,541	$5,612,958

Operating profit:
Automotive	$117,777	$115,514	$205,184	$206,158
Industrial	31,443	76,569	65,618	145,561
Office products	33,661	37,363	72,389	81,295
Electrical/electronic materials	5,090	9,893	10,758	18,903

Total operating profit	187,971	239,339	353,949	451,917
Interest expense, net	(6,752)	(7,332)	(13,848)	(14,486)
Other, net	(15,169)	(16,296)	(29,383)	(30,039)

Income before income taxes	$166,050	$215,711	$310,718	$407,392

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income.

Note C — Comprehensive Income
Comprehensive income was $304.4 million and $251.5 million for the six months ended June 30, 2009 and 2008, respectively. The difference between comprehensive income and net income was due to foreign currency translation adjustments and retirement and other post-retirement benefit adjustments as required by Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), as summarized below:

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Net income	$192,769	$256,616
Other comprehensive income (loss):
Foreign currency translation	22,323	(11,503)
Retirement and other post-retirement benefit adjustments:
Recognition of prior service (credit) cost, net of tax	(5,028)	198
Recognition of actuarial loss, net of tax	9,266	6,178
Net actuarial gain, net of tax	85,028	—

Total other comprehensive income (loss)	111,589	(5,127)

Comprehensive income	$304,358	$251,489

Comprehensive income for the three months ended June 30, 2009 and 2008 totaled $228.6 million and $142.4 million, respectively.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement requires that noncontrolling minority interests be reported as equity instead of a liability on the balance sheet. Additionally, it requires disclosure of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the income statement. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS No. 160 on January 1, 2009 and reclassified $69 million of noncontrolling minority interest from liabilities to equity on the December 31, 2008 condensed consolidated balance sheet. Refer to Note J for a description of the Company’s acquisition of a substantial portion of the noncontrolling interest during the three months ended June 30, 2009. The net income attributable to noncontrolling interests is not material to the Company’s consolidated net income and is, therefore, included in selling, administrative & other expenses on the accompanying condensed consolidated statements of income.

In December 2008, the FASB issued FASB Staff Position (“FSP”) 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R) -1”). This FSP amends SFAS No. 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP 132(R) -1 shall be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the disclosure requirements of this new FSP.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. The Company has adopted FSP 107-1 in the three months ended June 30, 2009 and has provided the additional disclosures required by FSP 107-1 in the accompanying notes to the condensed consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. SFAS No. 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed if the financial statements would otherwise be misleading. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009, and should be applied prospectively. The Company has adopted SFAS No. 165 in the three months ended June 30, 2009 and has included the additional disclosure required by SFAS No. 165 in the accompanying notes to the condensed consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS No. 167”), which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN No. 46(R)”). SFAS No. 167 addresses the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 requires an ongoing assessment of whether a company is the primary beneficiary of the entity. SFAS No. 167 is effective for the Company beginning on January 1, 2010. The Company does not expect the adoption of SFAS No. 167 to have a material impact on the Company’s condensed consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for the Company in the three months ending September 30, 2009 and is not expected to have a material impact on the Company’s condensed consolidated financial statements.
Note E — Share-Based Compensation
As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in the 2008 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At June 30, 2009, total compensation cost related to nonvested awards not yet recognized was approximately $9.7 million, as compared to $19.6 million at December 31, 2008. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for options, SARs and RSUs outstanding at June 30, 2009 was approximately $12.5 million. At June 30, 2009 the aggregate intrinsic value for options, SARs and RSUs vested totaled approximately $5.4 million, and the weighted-average contractual life for outstanding and exercisable options, SARs and RSUs was approximately six years. For the six months ended June 30, 2009, $4.7 million of share-based compensation cost was recorded, as compared to $6.6 million for the same period in the prior year.
The Company had no grant activity for the six months ended June 30, 2009.
Note F — Employee Benefit Plans
Net periodic benefit cost included the following components for the three months ended June 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
	(in thousands)

Service cost	$4,117	$13,348	$190	$220
Interest cost	23,330	22,640	426	404
Expected return on plan assets	(28,262)	(28,763)	—	—
Curtailment gain	(4,298)	—	—	—
Amortization of prior service (credit) cost	(1,744)	(3)	93	93
Amortization of actuarial loss	5,515	4,506	426	404

Net periodic benefit cost	$(1,342)	$11,728	$1,135	$1,121

Net periodic benefit cost included the following components for the six months ended June 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
	(in thousands)

Service cost	$8,488	$26,689	$380	$440
Interest cost	46,812	45,269	852	808
Expected return on plan assets	(56,038)	(57,509)	—	—
Curtailment gain	(4,298)	—	—	—
Amortization of prior service (credit) cost	(3,546)	(7)	186	186
Amortization of actuarial loss	14,451	9,010	852	808

Net periodic benefit cost	$5,869	$23,452	$2,270	$2,242

Pension benefits also include amounts related to a supplemental retirement plan. During the six months ended June 30, 2009, the Company contributed $52.9 million to the pension plan.
In the three months ended June 30, 2009, the Company recorded a $4.3 million non-cash curtailment adjustment in accordance with SFAS No. 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, (“SFAS No. 88”) in connection with a reorganization consisting of individually insignificant reductions of expected years of future service of employees covered by the defined benefit pension plan. SFAS No. 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services. In connection with this event, plan assets and liabilities were remeasured during the three months ended June 30, 2009, resulting in a reduction to retirement and other post-retirement benefit liabilities of $141.7 million.

Note G — Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that it is not the primary beneficiary with respect to any of the independents and that the affiliates are not variable interest entities, as defined in FIN No. 46(R). The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee. Certain borrowings of the independents and affiliates contain covenants similar to those included in the $350 million unsecured revolving line of credit agreement, as more fully discussed in Note 3 of the Company’s notes to the consolidated financial statements in the 2008 Annual Report on Form 10-K. At June 30, 2009, the Company was in compliance with all such covenants.
At June 30, 2009, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $195.4 million. These loans generally mature over periods from one to ten years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
In accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”) and based on available information, the Company has accrued for those guarantees related to the independents’ and affiliates’ borrowings as of June 30, 2009. These liabilities are not material to the financial position of the Company and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
Note H — Fair Value of Financial Instruments
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At June 30, 2009, the fair value of fixed rate debt was approximately $519.1 million, based primarily on quoted prices for similar instruments. The fair value of fixed rate debt was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.
Note I — Subsequent Events
Pursuant to SFAS No. 165, the Company has evaluated subsequent events during the period beginning July 1, 2009 through August 6, 2009, the date the financial statements were issued. The Company concluded that there were no events or transactions occurring during this period that required recognition or disclosure in the accompanying condensed consolidated financial statements.
Note J — Acquisitions
For the six months ended June 30, 2009, the Company acquired six companies in the Industrial and Automotive Groups for approximately $44 million. The acquisitions were accounted for in accordance with SFAS No. 141(R) and, accordingly, the Company allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s condensed consolidated statements of income beginning on their respective acquisition dates. The Company recorded approximately $8 million of goodwill and other intangible assets associated with the acquisitions.
On June 1, 2009, the Company acquired the remaining noncontrolling interest in its consolidated subsidiary, Balkamp, Inc., for approximately $63 million. The acquisition was accounted for as an equity transaction in accordance with SFAS No. 160. The associated noncontrolling interest in the subsidiary’s equity was eliminated as part of the transaction.

Note K — Leased Properties
On June 26, 2009, the $85.0 million construction and lease agreement (“the Agreement”), as more fully discussed in Note 4 of the Company’s notes to the consolidated financial statements in the 2008 Annual Report on Form 10-K, expired. The Company notified the lessor of its intention to purchase the properties subject to the Agreement for approximately $73.0 million, including closing costs, paid in July 2009. The properties and their associated liability have been included in property, plant, and equipment and other current liabilities in the accompanying condensed consolidated balance sheet.

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
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the six months ended June 30, 2009, business was conducted throughout the United States, Puerto Rico, Canada and Mexico from approximately 2,000 locations.
For the six months ended June 30, 2009, we recorded consolidated net income of $192.8 million compared to consolidated net income of $256.6 million in the same period last year, a decrease of 25%. Our businesses continue to be impacted by the effects of slower demand and consumer spending, worsening industrial production and increased unemployment. The Company continues to focus on several initiatives to address the effects of the economic slowdown, such as new and expanded product lines, the penetration of new markets (including acquisitions), and a variety of gross margin and cost savings initiatives.
Sales
Sales for the second quarter of 2009 were $2.54 billion, a decrease of 12% compared to $2.87 billion for the same period in 2008. For the six months ended June 30, 2009, sales were $4.98 billion compared to $5.61 billion for the same period last year, a decrease of 11%.

Sales for the Automotive Parts Group decreased 5% in the second quarter of 2009 and 6% for the six months ended June 30, 2009, as compared to the same periods in the previous year. Approximately half of the decrease was due to weakened demand and the remainder of the decrease was attributed to currency exchange in Canada and Mexico in the three and six month periods ended June 30, 2009. The second quarter results for the Automotive Parts Group are improved from the 7% decrease reported in the first three months of 2009, and we expect gradual and steady improvement over the remainder of the year as we continue to focus on our various sales initiatives. The Industrial Products Group sales decreased by 22% and 19% for the three and six month periods ended June 30, 2009, respectively, as compared to the same periods in 2008. Industrial market indices, such as Industrial Production and Capacity Utilization, continue to trend downward, indicating the ongoing deterioration of the manufacturing sector of the economy. Sales for the Office Products Group decreased 6% for the three and six months ended June 30, 2009, as compared to the same periods in 2008. There continues to be industry-wide softening for demand due to weakened market conditions, although this group did show slight improvement in the quarter as compared to the 7% decrease reported for the three month period ended March 31, 2009. Sales for the Electrical/Electronic Materials Group decreased 34% and 30% for the three and six month periods ended June 30, 2009, respectively, as compared to the same period of the previous year. The state of the economy, including manufacturing contraction as measured by the Institute for Supply Managements Purchasing Managers’ Index, had a significant impact on this business during the quarter and six months ended June 30, 2009.
Cost of Goods Sold/Expenses
Cost of goods sold for the second quarter of 2009 was $1.79 billion, an 11% decrease from $2.02 billion for the second quarter of 2008. As a percent of sales, cost of goods sold increased to 70.6% for the three months ended June 30, 2009 from 70.3% for the same period of 2008. For the six month period ended June 30, 2009, cost of goods sold was $3.50 billion, an 11% decrease from $3.94 billion for the same period last year, and as a percent of sales increased slightly to 70.3% compared to 70.2%. The increase in cost of goods sold as a percent of sales for the three and six month periods ended June 30, 2009 is primarily due to reduced volume incentives earned associated with the Company’s lower purchasing levels. For the six month period ended June 30, 2009, cumulative pricing increased 3.0% in Office Products and 2.1% in Electrical/Electronic. Industrial pricing was unchanged and Automotive decreased 1.5%, as compared to the same six month period of the prior year.
Selling, administrative and other expenses of $578.8 million increased to 22.8% of sales for the second quarter of 2009 as compared to 22.2% for the same period of the prior year. For the six months ended June 30, 2009, these expenses totaled $1.17 billion and increased to 23.4% of sales compared to 22.5% for the same period in 2008. The increase in these expenses as a percent of sales is primarily associated with the loss of expense leverage due to decreased sales for the three and six month periods ended June 30, 2009 as compared to the same period in the previous year.
Operating Profit
Operating profit as a percentage of sales, defined as operating margin, was 7.4% for the three months ended June 30, 2009, as compared to 8.3% for the same period of the previous year. For the six months ended June 30, 2009, operating profit as a percentage of sales was 7.1%, as compared to 8.1% for the same period of the previous year. The most significant factor impacting operating margin for these periods is the loss of expense leverage on decreased revenues.
The Automotive Parts Group’s operating profit increased 2% in the second quarter of 2009, and its operating profit margin increased to 8.7% for the three months ended June 30, 2009, as compared to 8.1% in the same period of the prior year. For the six months ended June 30, 2009, operating profit was unchanged from the first six months of 2008 and operating profit margin increased to 8.0%, as compared to 7.5% for the same period last year. The improved operating results are primarily due to cost reduction initiatives implemented for this group, as well as certain one time costs related to the sale of Johnson Industries and consolidation costs in its remanufacturing operations recorded in the first six months of 2008. The Industrial Products Group had a 59% decrease in operating profit in the second quarter of 2009, and the operating profit margin for this group decreased to 4.5% as compared to 8.5% in the same period of the previous year. Operating profit decreased 55% for the six month period ended June 30, 2009, and the operating profit margin decreased to 4.6%, as compared to 8.2% for the same period in 2008. These decreases are primarily due to continued declines in the manufacturing segment of the economy. For the three month period ended June 30, 2009, the Office Products Group’s operating profit decreased 10% and its operating profit margin decreased to 8.3% from 8.7%, as compared to the same period of the prior year. For the six months ended June 30, 2009, operating profit decreased 11% compared to the same period in 2008 and operating profit margin decreased to 8.8% as compared to 9.3% for the six months ended June 30, 2008. The decrease in operating results for this group is primarily due to the loss of expense leverage on the decrease in revenue for the three and six month periods ended June 30, 2009. The Electrical/Electronic Materials Group’s operating profit decreased for the second quarter by 49%, and its operating profit margin decreased to 6.3% compared to 8.1% in the second quarter of the previous year. Operating profit decreased 43% for the six months ended June 30, 2009, compared to the same period of the previous year, and operating profit margin for the Electrical/Electronic Materials Group decreased to 6.5% from 8.0% as compared to the same period of 2008. The operating profit margin decreases for this group are primarily due to the loss of expense leverage on the decrease in revenues.

Income Taxes
The effective income tax rate was 37.6% for the three month period ended June 30, 2009 as compared to 38.3% for the same three month period ended June 30, 2008. The decrease in the rate is due to the tax treatment of a retirement valuation adjustment recorded in the quarter. The effective income tax rate was 38.0% for the six month period ended June 30, 2009 as compared to 37.0% for the same period in the previous year. The increase in the rate in the six month period is primarily due to the tax benefit on the sale of the Company’s Johnson Industries subsidiary, which occurred in the first quarter of 2008.
Net Income
Net income for the three months ended June 30, 2009 was $103.6 million, a decrease of 22%, as compared to $133.1 million for the second quarter of 2008. On a per share diluted basis, net income was $.65, down 20% compared to $.81 for the second quarter of last year. Net income for the six months ended June 30, 2009 was $192.8 million, a decrease of 25% from $256.6 million recorded for the same period of the previous year. Earnings per share on a diluted basis were $1.21, down 22% compared to $1.56 for the same six month period of the previous year.
Financial Condition
The major balance sheet categories at June 30, 2009 were relatively consistent with the December 31, 2008 balance sheet categories, with the exception of cash, retirement and other post-retirement benefit liabilities, and noncontrolling interests in subsidiaries, discussed below. Cash balances increased $171 million or 252% from December 31, 2008, due primarily to an improved working capital position. Cash generated from operations of $489 million was primarily used to pay dividends of $126 million, invest in the Company via capital expenditures of $37 million, as well as make acquisitions of approximately $107 million.
Accounts receivable increased $15 million or 1% from December 31, 2008. Inventory decreased $101 million or 4% compared to December 31, 2008, which reflects the Company’s reduced purchases and inventory management initiatives. Prepaid expenses and other current assets decreased 15%, or $40 million, primarily due to collections on volume incentives accrued as of December 31, 2008. Deferred tax asset decreased $58 million, or 27%, from December 31, 2008, primarily due to the tax impact of the reduced retirement benefit liabilities. Other assets increased $7 million or 2%, from December 31, 2008. Accounts payable increased $54 million, or 5%, primarily due to more favorable terms negotiated with our vendors. Retirement and other post-retirement benefit liabilities decreased $197 million, or 39%, from December 31, 2008, primarily due to the remeasurement of plan assets and liabilities as discussed in Note F to the condensed consolidated financial statements. Noncontrolling interests in subsidiaries decreased $61 million or 89% primarily due to the acquisition of the remaining noncontrolling interest in our consolidated subsidiary, Balkamp, Inc. The Company’s long-term debt is discussed in detail below.
Liquidity and Capital Resources
Total debt, which matures in 2011 and 2013, is at fixed rates of interest and remains unchanged at $500 million as of June 30, 2009, compared to December 31, 2008.
The ratio of current assets to current liabilities was 2.8 to 1 at June 30, 2009, as compared to 3.0 to 1 at December 31, 2008.
The credit and capital markets continue to experience adverse conditions. Continued volatility in the credit and capital markets may increase costs associated with the incurrence of debt or affect our ability to access the credit or capital markets. Notwithstanding these adverse market conditions, the Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including voluntary share repurchases, if any, for the foreseeable future. The Company maintains a $350 million unsecured revolving line of credit with a consortium of financial institutions, which matures in December 2012 and bears interest at LIBOR plus .23%. At June 30, 2009, no amounts were outstanding under the line of credit.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposure is the Canadian dollar, which is the functional currency of our Canadian operations. As previously noted under “Sales,” foreign currency exchange exposure to the Canadian dollar and, to a lesser extent, the Mexican peso, negatively impacted our results for the second quarter and six months ended June 30, 2009. There have been no other material changes in market risk from the information provided in the Company’s Annual Report on Form10-K for the year ended December 31, 2008.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:
ISSUER PURCHASES OF EQUITY SECURITIES

	Total		Total Number of	Maximum Number of
	Number of		Shares Purchased	Shares That May Yet
	Shares	Average	as Part of Publicly	Be Purchased Under
	Purchased	Price Paid	Announced Plans	the Plans or
Period	(1)	Per Share	or Programs (2)	Programs

April 1, 2009 through April 30, 2009	195,412	$34.25	-0-	18,540,730
May 1, 2009 through May 31, 2009	4,886	$33.15	-0-	18,540,730
June 1, 2009 through June 30, 2009	2,754	$34.32	593	18,540,137
Totals	203,052	$34.23	593	18,540,137

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)	On August 21, 2006 and November 17, 2008, the Board of Directors authorized the repurchase of 15 million shares and 15 million shares, respectively, and such repurchase plans were announced on August 21, 2006 and November 17, 2008, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. Approximately 3.5 million shares authorized in the repurchase plan announced in 2006 and all 15 million shares authorized in 2008 remain to be repurchased by the Company. There were no other publicly announced plans outstanding as of June 30, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	The 2009 Annual Meeting of Shareholders of the Company was held on April 20, 2009.

(b)	At the Annual Meeting, the shareholders elected eleven directors with terms to expire at the 2010 Annual Meeting. As to the following named individuals, the holders of the Company’s Common Stock voted as follows:

Name	For	Withhold Authority
Dr. Mary B. Bullock	140,843,997	1,608,097
Jean Douville	138,967,024	3,485,070
Thomas C. Gallagher	139,251,627	3,200,467
George (Jack) C. Guynn	141,116,983	1,335,111
John D. Johns	141,150,301	1,301,793
Michael M. E. Johns, M.D.	140,909,610	1,542,484
J. Hicks Lanier	110,863,025	31,589,069
Wendy B. Needham	141,084,407	1,367,687
Jerry W. Nix	133,642,912	8,809,182
Larry L. Prince	138,878,872	3,573,222
Gary W. Rollins	134,679,163	7,772,931
(c)	The shareholders ratified the selection of Ernst & Young LLP as independent auditors of the Company for 2009. The holders of 138,846,090 shares of Common Stock voted in favor of the ratification, holders of 3,418,759 shares voted against, holders of 187,246 shares abstained, and there were no broker non-votes.

Item 6.	Exhibits
(a)	The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 20, 2007)

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer — filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer — filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer — furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer — furnished herewith

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) the Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008; (ii) the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2009 and 2008; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008; and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)
Date: August 6, 2009	/s/ Jerry W. Nix
Jerry W. Nix
Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer — filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer — filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer — furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer — furnished herewith

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) the Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008; (ii) the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2009 and 2008; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008; and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.