Form 10-Q
period 2009-09-30
GENUINE PARTS CO
filed 2009-11-05
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2009

Common Stock, $1.00 par value per share	159,552,155 shares

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Income
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
	(in thousands, except share
	and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$363,133	$67,777
Trade accounts receivable, less allowance for doubtful accounts (2009 — $36,438; 2008 — $18,588)	1,250,575	1,224,525
Merchandise inventories, net — at lower of cost or market	2,188,133	2,316,880
Prepaid expenses and other current assets	232,450	262,238

TOTAL CURRENT ASSETS	4,034,291	3,871,420
Goodwill and intangible assets, less accumulated amortization	171,573	158,825
Deferred tax assets	152,787	218,503
Other assets	132,943	114,337
Property, plant and equipment, less allowance for depreciation (2009 — $676,451; 2008 — $628,532)	485,647	423,265

TOTAL ASSETS	$4,977,241	$4,786,350

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,124,276	$1,009,423
Income taxes payable	56,997	24,685
Dividends payable	63,819	62,148
Other current liabilities	199,419	190,847

TOTAL CURRENT LIABILITIES	1,444,511	1,287,103
Long-term debt	500,000	500,000
Other long-term liabilities	128,729	103,264
Retirement and other post-retirement benefit liabilities	289,659	502,605

EQUITY:
Preferred stock, par value — $1 per share
Authorized — 10,000,000 shares — None issued	-0-	-0-
Common stock, par value — $1 per share
Authorized — 450,000,000 shares
Issued — 2009 — 159,552,155; 2008 — 159,442,508	159,552	159,443
Retained earnings	2,752,450	2,643,451
Additional paid-in capital	8,681	-0-
Accumulated other comprehensive loss	(313,788)	(478,562)

TOTAL PARENT EQUITY	2,606,895	2,324,332
Noncontrolling interests in subsidiaries	7,447	69,046
TOTAL EQUITY	2,614,342	2,393,378

TOTAL LIABILITIES AND EQUITY	$4,977,241	$4,786,350

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended Sept. 30,		Nine months Ended Sept. 30,
	2009	2008	2009	2008
	(unaudited)
	(in thousands, except per share data)

Net sales	$2,606,757	$2,882,115	$7,586,298	$8,495,073
Cost of goods sold	1,841,511	2,033,110	5,343,996	5,974,372

Gross profit	765,246	849,005	2,242,302	2,520,701

Operating expenses:
Selling, administrative & other expenses	571,978	616,395	1,693,384	1,835,998
Depreciation and amortization	22,562	21,768	67,494	66,469

	594,540	638,163	1,760,878	1,902,467

Income before income taxes	170,706	210,842	481,424	618,234
Income taxes	63,067	79,825	181,016	230,601

Net income	$107,639	$131,017	$300,408	$387,633

Basic net income per common share	$.67	$.81	$1.88	$2.37

Diluted net income per common share	$.67	$.81	$1.88	$2.36

Dividends declared per common share	$.40	$.39	$1.20	$1.17

Weighted average common shares outstanding	159,541	161,603	159,500	163,324

Dilutive effect of stock options and non-vested restricted stock awards	335	673	268	689

Weighted average common shares outstanding — assuming dilution	159,876	162,276	159,768	164,013

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months Ended Sept. 30,
	2009	2008
	(unaudited)
	(in thousands)

OPERATING ACTIVITIES:
Net income	$300,408	$387,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,494	66,469
Share-based compensation	6,709	10,018
Excess tax benefits from share-based compensation	(63)	(313)
Other	1,917	3,362
Changes in operating assets and liabilities	390,038	1,836

NET CASH PROVIDED BY OPERATING ACTIVITIES	766,503	469,005

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(49,360)	(60,091)
Acquisitions and other	(123,047)	(98,735)
Purchase of properties under construction and lease agreement	(72,811)	—

NET CASH USED IN INVESTING ACTIVITIES	(245,218)	(158,826)

FINANCING ACTIVITIES:
Stock options exercised	2,178	1,364
Excess tax benefits from share-based compensation	63	313
Dividends paid	(189,739)	(188,805)
Changes in cash overdraft position	(52,000)	—
Purchase of stock	(159)	(228,863)

NET CASH USED IN FINANCING ACTIVITIES	(239,657)	(415,991)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	13,728	(1,597)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	295,356	(107,409)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,777	231,837

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$363,133	$124,428

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
The preparation of interim financial statements requires management to make estimates and assumptions for the amounts reported in the condensed consolidated financial statements. Specifically, the Company makes estimates in its interim consolidated financial statements for the accrual of bad debts, inventory adjustments, discounts and volume incentives earned, among others. Bad debts are accrued based on a percentage of sales and volume incentives are estimated based upon cumulative and projected purchasing levels. Inventory adjustments (including adjustments for a majority of inventories that are valued under the last-in, first-out [“LIFO”] method) are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment and LIFO valuation, which can only be performed at year-end. The estimates for interim reporting may change upon final determination at year-end and such changes may be significant.
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of results for the entire year.
Note B — Segment Information

	Three Months Ended Sept. 30,		Nine months Ended Sept. 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Net sales:
Automotive	$1,381,578	$1,393,118	$3,960,743	$4,127,518
Industrial	711,471	907,015	2,149,200	2,686,297
Office products	436,287	458,968	1,255,169	1,332,167
Electrical/electronic materials	89,364	126,827	256,106	363,712
Other	(11,943)	(3,813)	(34,920)	(14,621)

Total net sales	$2,606,757	$2,882,115	$7,586,298	$8,495,073

Operating profit:
Automotive	$107,735	$111,730	$312,919	$317,888
Industrial	36,495	77,220	102,113	222,781
Office products	26,692	33,426	99,081	114,721
Electrical/electronic materials	6,802	10,272	17,560	29,175

Total operating profit	177,724	232,648	531,673	684,565
Interest expense, net	(6,662)	(7,391)	(20,510)	(21,877)
Other, net	(356)	(14,415)	(29,739)	(44,454)

Income before income taxes	$170,706	$210,842	$481,424	$618,234

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income.

Note C — Comprehensive Income
Comprehensive income was $465.2 million and $360.6 million for the nine months ended September 30, 2009 and 2008, respectively. The difference between comprehensive income and net income was due to foreign currency translation adjustments and retirement and other post-retirement benefit adjustments as summarized below:

	Nine months Ended Sept. 30,
	2009	2008
	(in thousands)
Net income	$300,408	$387,633
Other comprehensive income (loss):
Foreign currency translation	65,756	(36,594)
Retirement and other post-retirement benefit adjustments:
Recognition of prior service (credit) cost, net of tax	(6,350)	293
Recognition of actuarial loss, net of tax	11,826	9,243
Net actuarial gain, net of tax	93,542	—

Total other comprehensive income (loss)	164,774	(27,058)

Comprehensive income	$465,182	$360,575

Comprehensive income for the three months ended September 30, 2009 and 2008 totaled $160.8 million and $109.1 million, respectively.
Note D — Recently Issued Accounting Pronouncements
On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued new guidance that defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This guidance does not expand the use of fair value in any new circumstances. The Company adopted the guidance for its financial assets and liabilities as of January 1, 2008 and for its non-financial assets and liabilities as of January 1, 2009. The adoption did not have a significant impact on the condensed consolidated financial statements.
In December 2007, the FASB issued new guidance on business combinations, in which an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The guidance also changes the accounting treatment and disclosure for certain specific items in a business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the new guidance on January 1, 2009, which did not have a significant impact on the condensed consolidated financial statements.
In December 2007, the FASB issued guidance that establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling minority interests be reported as equity instead of a liability on the balance sheet. Additionally, it requires disclosure of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the income statement. The guidance is effective for fiscal years beginning on or after December 15, 2008. The Company adopted the guidance on January 1, 2009 and reclassified approximately $69.0 million of noncontrolling minority interest from liabilities to equity on the December 31, 2008 condensed consolidated balance sheet. Refer to Note J for a description of the Company’s acquisition of a substantial portion of the noncontrolling interest during the nine months ended September 30, 2009. The net income attributable to noncontrolling interests is not material to the Company’s consolidated net income and is, therefore, included in selling, administrative & other expenses on the accompanying condensed consolidated statements of income.

In December 2008, the FASB provided additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. The new guidance shall be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, these provisions are not required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the new disclosure requirements.
In April 2009, the FASB issued new guidance regarding interim disclosures about fair value of financial instruments, which was effective for the Company for the quarterly period beginning April 1, 2009. It requires an entity to provide the disclosures previously required on an annual basis in its interim financial statements. The Company adopted the guidance in the nine months ended September 30, 2009 and has provided the additional disclosures in the accompanying notes to the condensed consolidated financial statements.
In May 2009, the FASB issued new guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. It requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed if the financial statements would otherwise be misleading. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. The guidance is effective for interim and annual financial periods ending after June 15, 2009, and should be applied prospectively. The Company adopted the guidance in the nine months ended September 30, 2009 and has included the additional disclosure in the accompanying notes to the condensed consolidated financial statements.
In June 2009, the FASB issued new guidance that addresses the elimination of the concept of a qualifying special purpose entity. It also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the guidance requires an ongoing assessment of whether a company is the primary beneficiary of the entity. The guidance is effective for the Company beginning on January 1, 2010. The Company does not expect the adoption to have a material impact on the Company’s condensed consolidated financial statements.
In June 2009, the FASB established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). It explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The Company adopted the Codification in the three months ended September 30, 2009, which did not have a material impact on the Company’s condensed consolidated financial statements.
Note E — Share-Based Compensation
As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in the 2008 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At September 30, 2009, total compensation cost related to nonvested awards not yet recognized was approximately $6.9 million, as compared to $19.6 million at December 31, 2008. The weighted-average period over which this compensation cost is expected to be recognized is approximately two years. The aggregate intrinsic value for options, SARs and RSUs outstanding at September 30, 2009 was approximately $19.7 million. At September 30, 2009, the aggregate intrinsic value for options, SARs and RSUs vested totaled approximately $11.8 million, and the weighted-average contractual life for outstanding and exercisable options, SARs and RSUs was approximately six years. For the nine months ended September 30, 2009, $6.7 million of share-based compensation cost was recorded, as compared to $10.0 million for the same period in the prior year.
The Company had no grant activity for the nine months ended September 30, 2009.

Note F — Employee Benefit Plans
Net periodic benefit cost included the following components for the three months ended September 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
	(in thousands)

Service cost	$4,015	$13,307	$63	$220
Interest cost	23,328	22,569	250	404
Expected return on plan assets	(28,608)	(28,675)	—	—
Amortization of prior service (credit) cost	(1,731)	(6)	(145)	93
Amortization of actuarial loss	3,808	4,475	448	404

Net periodic benefit cost	$812	$11,670	$616	$1,121

Net periodic benefit cost included the following components for the nine months ended September 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
	(in thousands)

Service cost	$12,503	$39,996	$443	$660
Interest cost	70,140	67,838	1,102	1,212
Expected return on plan assets	(84,646)	(86,184)	—	—
Curtailment gain	(4,298)	—	—	—
Amortization of prior service (credit) cost	(5,277)	(13)	41	279
Amortization of actuarial loss	18,259	13,485	1,300	1,212

Net periodic benefit cost	$6,681	$35,122	$2,886	$3,363

Pension benefits also include amounts related to a supplemental retirement plan. During the nine months ended September 30, 2009, the Company contributed $52.9 million to the pension plan.
In the nine months ended September 30, 2009, the Company recorded a $4.3 million non-cash curtailment adjustment in connection with a reorganization consisting of individually insignificant reductions of expected years of future service of employees covered by the defined benefit pension plan. Curtailment accounting is required if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services. In connection with this event, plan assets and liabilities were remeasured for the nine month period ended September 30, 2009, resulting in a reduction to retirement and other post-retirement benefit liabilities of $141.7 million.
Note G — Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that it is not the primary beneficiary with respect to any of the independents and that the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee. Certain borrowings of the independents and affiliates contain covenants similar to those included in the $350.0 million unsecured revolving line of credit agreement, as more fully discussed in Note 3 of the Company’s notes to the consolidated financial statements in the 2008 Annual Report on Form 10-K. At September 30, 2009, the Company was in compliance with all such covenants.

At September 30, 2009, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $199.2 million. These loans generally mature over periods from one to ten years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
In accordance with FASB requirements and based on available information, the Company has accrued for certain guarantees related to the independents’ and affiliates’ borrowings as of September 30, 2009. These liabilities are not material to the financial position of the Company and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
Note H — Fair Value of Financial Instruments
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At September 30, 2009, the fair value of fixed rate debt was approximately $533.5 million, based primarily on quoted prices for similar instruments. The fair value of fixed rate debt was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.
Note I — Subsequent Events
The Company has evaluated subsequent events during the period beginning October 1, 2009 through November 5, 2009, the date the financial statements were issued. The Company concluded that there were no events or transactions occurring during this period that required recognition or disclosure in the accompanying condensed consolidated financial statements.
Note J — Acquisitions
For the nine months ended September 30, 2009, the Company acquired eight companies in the Industrial and Automotive Groups for approximately $60.0 million. The Company allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s condensed consolidated statements of income beginning on their respective acquisition dates. The Company recorded approximately $12.2 million of goodwill and other intangible assets associated with the acquisitions.
On June 1, 2009, the Company acquired the remaining noncontrolling interest in its consolidated subsidiary, Balkamp, Inc., for approximately $63.0 million. The acquisition was accounted for as an equity transaction and the associated noncontrolling interest in the subsidiary’s equity was eliminated as part of the transaction.
Note K — Leased Properties
On June 26, 2009, the $85 million construction and lease agreement , as more fully discussed in Note 4 of the Company’s notes to the consolidated financial statements in the 2008 Annual Report on Form 10-K, expired. In accordance with the agreement, the Company purchased the properties from the lessor for $72.8 million, including closing costs, paid in July 2009. The properties have been included in property, plant, and equipment in the accompanying condensed consolidated balance sheet.

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

Forward-Looking Statements
Some statements in this report, as well as in other materials we file with the SEC or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to our future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, the ability to maintain favorable supplier arrangements and relationships, changes in general economic conditions, the growth rate of the market demand for the Company’s products and services, competitive product, service and pricing pressures, including internet related initiatives, the effectiveness of the Company’s promotional, marketing and advertising programs, changes in the financial markets, including particularly the capital and credit markets, impairment of financial institutions, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as other risks and uncertainties discussed from time to time in the Company’s filings with the SEC.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-Q, 10-K, 8-K and other reports to the SEC.
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the nine months ended September 30, 2009, business was conducted throughout the United States, Puerto Rico, Canada and Mexico from approximately 2,000 locations.
For the three months ended September 30, 2009, we recorded consolidated net income of $107.6 million compared to consolidated net income of $131.0 million in the same period last year, a decrease of 18%. For the nine months ended September 30, 2009, we recorded consolidated net income of $300.4 million compared to consolidated net income of $387.6 million in the same period last year, a decrease of 23%. Our businesses continue to be impacted by the effects of slower demand and consumer spending, weak levels of industrial production and increased unemployment. The Company continues to focus on several initiatives to address the effects of the economic slowdown, such as new and expanded product lines, the penetration of new markets (including acquisitions), and a variety of gross margin and cost savings initiatives.
Sales
Sales for the third quarter of 2009 were $2.61 billion, a decrease of 10% compared to $2.88 billion for the same period in 2008. For the nine months ended September 30, 2009, sales were $7.59 billion compared to $8.50 billion for the same period last year, a decrease of 11%.
Sales for the Automotive Parts Group decreased 1% in the third quarter of 2009 and 4% for the nine months ended September 30, 2009, as compared to the same periods in the previous year. The Automotive Parts Group showed continuing improvement in the quarter as compared to a 7% decrease in the first quarter and a 5% decrease in the second quarter. These sales declines reflect weakened demand in the automotive aftermarket for 2009. In addition, for the first, second and third quarters, currency exchange had a negative impact of 4%, 3% and 1%, respectively. We expect another period of gradual and steady improvement for the Automotive Group in the fourth quarter based on anticipated continued improvement in demand. The Industrial Products Group sales decreased by 22% and 20% for the three and nine month periods ended September 30, 2009, respectively, as compared to the same periods in 2008. The ongoing effects of the weakness in the manufacturing segment of the economy continue to impact demand at the industrial customer base, as we continue to see declines in the majority of our major customer categories. The industrial market indices, such as the Industrial Production and Capacity Utilization, showed some early signs of stabilization during the third quarter, which we believe is a positive indicator for the Industrial Parts Group. Sales for the Office Products Group decreased 5% and 6% for the three and nine month periods ended September 30, 2009, respectively, as compared to the same periods in 2008. The third quarter sales decline compares to a 7% decrease in the first quarter and a 6% decrease in the second quarter, indicating modest improvement in the Office Products Group, despite the ongoing decline in service/office employment numbers. Sales for the Electrical/Electronic Materials Group decreased 30% for the three and nine month periods ended September 30, 2009, as compared to the same periods of the previous year. The weakened industrial economy continues to impact this group. The Institute for Supply Managements Purchasing Managers’ Index improved to reflect an expanding manufacturing sector for the months of August and September, which may be a positive sign for the Electrical/Electronic Materials Group.

Cost of Goods Sold/Expenses
Cost of goods sold for the third quarter of 2009 was $1.84 billion, a 9% decrease from $2.03 billion for the third quarter of 2008. As a percent of sales, cost of goods sold remained consistent at 70.6% for the three months ended September 30, 2009 compared to 70.5% for the same period of 2008. For the nine month period ended September 30, 2009, cost of goods sold was $5.34 billion, an 11% decrease from $5.97 billion for the same period last year, and as a percent of sales was 70.4% compared to 70.3% for the same period of 2008. The slight increase in cost of goods sold as a percent of sales for the three and nine month periods ended September 30, 2009 is primarily due to reduced volume incentives earned associated with the Company’s lower purchasing levels. For the nine month period ended September 30, 2009, cumulative pricing increased 0.3% in Industrial, 1.5% in Electrical/Electronic, 3.5% in Office Products and decreased 1.9% in Automotive.
Selling, administrative and other expenses of $594.5 million increased to 22.8% of sales for the third quarter of 2009 as compared to 22.1% for the same period of the prior year. For the nine months ended September 30, 2009, these expenses totaled $1.76 billion and increased to 23.2% of sales compared to 22.4% for the same period in 2008. The increase in these expenses as a percent of sales is primarily associated with the loss of expense leverage due to decreased sales for the three and nine month periods ended September 30, 2009, as compared to the same periods in the previous year. In absolute dollars, selling, administrative and other expenses decreased $43.6 million or 6.8% and $141.6 million or 7.4% for the three and nine month periods ended September 30, 2009, respectively, as compared to the same periods in 2008 due primarily to cost saving initiatives by management.
Operating Profit
Operating profit as a percentage of sales, defined as operating profit margin, was 6.8% for the three months ended September 30, 2009, as compared to 8.1% for the same period of the previous year. For the nine months ended September 30, 2009, operating profit as a percentage of sales was 7.0%, as compared to 8.1% for the same period of the previous year. This decrease is primarily due to the loss of expense leverage on the decrease in revenues.
The Automotive Parts Group’s operating profit decreased 4% in the third quarter of 2009, and its operating profit margin decreased to 7.8% for the three months ended September 30, 2009, as compared to 8.0% in the same period of the prior year. For the nine months ended September 30, 2009, operating profit decreased 2% as compared to the same nine month period of 2008 and operating profit margin increased to 7.9%, as compared to 7.7% for the same period last year. The improved operating results for the nine months ended September 30, 2009 are primarily due to cost reduction initiatives implemented by this group, headcount reductions and certain one-time costs related to the sale of Johnson Industries and consolidation costs in its remanufacturing operations recorded in the first three months of 2008. The Industrial Products Group had a 53% decrease in operating profit in the third quarter of 2009, and the operating profit margin for this group decreased to 5.1% as compared to 8.5% in the same period of the previous year. Operating profit decreased 54% for the nine month period ended September 30, 2009, and the operating profit margin decreased to 4.8%, as compared to 8.3% for the same period in 2008. These decreases are primarily due to the weak conditions in the manufacturing segment of the economy, reduced volume incentives associated with lower purchasing levels and the loss of expense leverage due to the decrease in revenues. For the three month period ended September 30, 2009, the Office Products Group’s operating profit decreased 20% and its operating profit margin decreased to 6.1% from 7.3%, as compared to the same period of the prior year. For the nine months ended September 30, 2009, operating profit decreased 14% compared to the same period in 2008 and operating profit margin decreased to 7.9% as compared to 8.6% for the nine months ended September 30, 2008. The decrease in operating results for this group is primarily due to the loss of expense leverage due to the decrease in revenue for the three and nine month periods ended September 30, 2009. The Electrical/Electronic Materials Group’s operating profit decreased for the third quarter by 34%, and its operating profit margin decreased to 7.6% compared to 8.1% in the third quarter of the previous year. Operating profit decreased 40% for the nine months ended September 30, 2009, compared to the same period of the previous year, and operating profit margin for the Electrical/Electronic Materials Group decreased to 6.9% from 8.0% as compared to the same period of 2008. The operating profit margin decreases for this group are primarily due to weak market conditions and the loss of expense leverage on the decrease in revenues.

Income Taxes
The effective income tax rate was 36.9% for the three month period ended September 30, 2009 as compared to 37.9% for the three month period ended September 30, 2008. The decrease in the rate is due to the tax treatment of a retirement valuation adjustment recorded in the 2009 quarter. The effective income tax rate was 37.6% for the nine month period ended September 30, 2009 as compared to 37.3% for the same period in the previous year. The increase in the rate in the nine month period is primarily due to the tax benefit on the sale of the Company’s Johnson Industries subsidiary, which occurred in the first quarter of 2008.
Net Income
Net income for the three months ended September 30, 2009 was $107.6 million, a decrease of 18%, as compared to $131.0 million for the third quarter of 2008. On a per share diluted basis, net income was $.67, down 17% compared to $.81 for the third quarter of last year. Net income for the nine months ended September 30, 2009 was $300.4 million, a decrease of 23% as compared to $387.6 million recorded for the same period of the previous year. Earnings per share on a diluted basis were $1.88, down 20% compared to $2.36 for the same nine month period of the previous year.
Financial Condition
The major balance sheet categories at September 30, 2009 were relatively consistent with the December 31, 2008 balance sheet categories, with the exception of cash and others discussed below. Cash balances increased $295.4 million or 436% from December 31, 2008, due primarily to an improved working capital position. Cash generated from operations of $766.5 million was primarily used to pay dividends of $189.7 million, invest in the Company via capital expenditures of $49.4 million, purchase properties under a construction and lease agreement of $72.8 million, as well as for acquisitions of approximately $123.0 million.
Accounts receivable increased $26.1 million, or 2%, from December 31, 2008. Inventory decreased $128.7 million, or 6%, compared to December 31, 2008, which reflects the Company’s reduced purchases and inventory management initiatives. Prepaid expenses and other current assets decreased 11%, or $29.8 million, primarily due to collections on volume incentives accrued as of December 31, 2008. Deferred tax assets decreased $65.7 million, or 30%, from December 31, 2008, primarily due to the tax impact of the reduced retirement benefit liabilities discussed in Note F to the condensed consolidated financial statements. Accounts payable increased $114.9 million, or 11%, primarily due to more favorable terms negotiated with our vendors. Retirement and other post-retirement benefit liabilities decreased $212.9 million, or 42%, from December 31, 2008, primarily due to the remeasurement of plan assets and liabilities as discussed in Note F to the condensed consolidated financial statements. Noncontrolling interests in subsidiaries decreased $61.6 million, or 89%, primarily due to the acquisition of the remaining noncontrolling interest in our consolidated subsidiary, Balkamp, Inc. The Company’s long-term debt is discussed in detail below.
Liquidity and Capital Resources
Total debt, which matures in 2011 and 2013, is at fixed rates of interest and remains unchanged at $500 million as of September 30, 2009, compared to December 31, 2008.
The ratio of current assets to current liabilities was 2.8 to 1 at September 30, 2009, as compared to 3.0 to 1 at December 31, 2008.
The credit and capital markets continue to experience adverse conditions. Continued volatility in the credit and capital markets may increase costs associated with the incurrence of debt or affect our ability to access the credit or capital markets. Notwithstanding these adverse market conditions, the Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including voluntary share repurchases, if any, for the foreseeable future. The Company maintains a $350 million unsecured revolving line of credit with a consortium of financial institutions, which matures in December 2012 and bears interest at LIBOR plus .23%. At September 30, 2009, no amounts were outstanding under the line of credit.
As discussed in Note K to the condensed consolidated financial statements, the Company’s $85 million construction and lease agreement has expired and the associated properties were purchased in July 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposure is the Canadian dollar, which is the functional currency of our Canadian operations. As previously noted under “Sales,” foreign currency exchange exposure particularly in regard to the Canadian dollar and, to a lesser extent, the Mexican peso, negatively impacted our results for the third quarter and nine months ended September 30, 2009. There have been no other material changes in market risk from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares That May Yet
	Number of	Average	as Part of Publicly	Be Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased (1)	Per Share	or Programs (2)	Programs

July 1, 2009 through July 31, 2009	3,408	$34.28	700	18,539,437

August 1, 2009 through August 31, 2009	2,627	$37.53	-0-	18,539,437

September 1, 2009 through September 30, 2009	8,273	$38.90	-0-	18,539,437

Totals	14,308	$37.55	700	18,539,437

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)	On August 21, 2006 and November 17, 2008, the Board of Directors authorized the repurchase of 15 million shares and 15 million shares, respectively, and such repurchase plans were announced on August 21, 2006 and November 17, 2008, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. Approximately 3.5 million shares authorized in the repurchase plan announced in 2006 and all 15 million shares authorized in 2008 remain to be repurchased by the Company. There were no other publicly announced plans outstanding as of September 30, 2009.

Item 6.	Exhibits
(a) The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 20, 2007)

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer — filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer — filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer — furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer — furnished herewith

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) the Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008; (ii) the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2009 and 2008; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008; and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)
Date: November 5, 2009	/s/ Jerry W. Nix
Jerry W. Nix
Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer — filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer — filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer — furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer — furnished herewith

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) the Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008; (ii) the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2009 and 2008; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008; and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.