Form 10-K
period 2009-12-31
GENUINE PARTS CO
filed 2010-02-26
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5,174,878,000 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 11, 2010

Common Stock, $1 par value per share	158,703,873 shares

Specifically identified portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2010 are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.	BUSINESS.

Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. In 2009, business was conducted throughout the United States, in Canada and in Mexico from approximately 2,000 locations. As of December 31, 2009, the Company employed approximately 29,000 persons.

As used in this report, the “Company” refers to Genuine Parts Company and its subsidiaries, except as otherwise indicated by the context; and the terms “automotive parts” and “industrial parts” refer to replacement parts in each respective category.

Financial Information about Segments.  For financial information regarding segments as well as our geographic areas of operation, refer to “Segment Data” and to Note 11 of Notes to Consolidated Financial Statements beginning on page F-1.

Available Information.  The Company’s internet website can be found at www.genpt.com. The Company makes available, free of charge through its internet website, access to the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and other reports, as amended, as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission (“SEC”). Additionally, our corporate governance guidelines, codes of conduct and ethics, and charters of the Audit Committee and the Compensation, Nominating and Governance Committee of our Board of Directors, as well as information regarding our director nominating process and our procedure for shareholders and other interested parties to communicate with our Board of Directors, are available on our website.

In Part III of this Form 10-K, we incorporate certain information by reference to our proxy statement for our 2010 annual meeting of shareholders. We expect to file that proxy statement with the SEC on or about February 26, 2010, and we will make it available online at the same time at http://www.proxydocs.com/gpc. Please refer to the proxy statement when it is available.

AUTOMOTIVE PARTS GROUP

The Automotive Parts Group, the largest division of the Company, distributes automotive replacement parts and accessory items. The Company is the largest member, with approximately 95% ownership, of the National Automotive Parts Association (“NAPA”), a voluntary trade association formed in 1925 to provide nationwide distribution of automotive parts. In addition to over 400,000 available part numbers, the Company, in conjunction with NAPA, offers complete inventory, cataloging, marketing, training and other programs in the automotive aftermarket.

During 2009, the Company’s Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores (“auto parts stores” or “NAPA AUTO PARTS stores”) owned and operated in the United States by the Company; NAPA and Traction automotive parts distribution centers and auto parts stores in the United States and Canada owned and operated by the Company and NAPA Canada/UAP Inc. (“NAPA Canada/UAP”), a wholly-owned subsidiary of the Company; auto parts stores and distribution centers in the United States operated by corporations in which the Company owned either a noncontrolling or controlling interest; auto parts stores in Canada operated by corporations in which UAP owns a 50% interest; import automotive parts distribution centers in the United States owned by the Company and operated by its Altrom America division; import automotive parts distribution centers in Canada owned and operated by Altrom Canada Corporation (“Altrom Canada”), a wholly-owned subsidiary of the Company; distribution centers in the United States owned by Balkamp, Inc. (“Balkamp”), a wholly-owned subsidiary of the Company; rebuilding and distribution plants in the United States owned by the Company and operated by its Rayloc division; and automotive parts distribution centers and automotive parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. (“Auto Todo”), a wholly-owned subsidiary of the Company.

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

The Company’s NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, SUVs, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes replacement parts for small engines, farm equipment and heavy duty equipment. The Company’s inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company’s domestic automotive operations purchase from more than 90 different suppliers, approximately 52% of 2009 automotive parts inventories were purchased from 10 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers, which has protected the Company from inventory obsolescence.

Distribution System.  In 2009, the Company operated 58 domestic NAPA automotive parts distribution centers located in 39 states and approximately 1,000 domestic company-owned NAPA AUTO PARTS stores located in 43 states. At December 31, 2009, Genuine Parts Company owned either a noncontrolling or controlling interest in two corporations, which operated approximately 19 auto parts stores in two states, and a subsidiary corporation operating three distribution centers in three states.

NAPA Canada/UAP, founded in 1926, is a Canadian leader in the distribution and marketing of replacement parts and accessories for automobiles and trucks. NAPA Canada/UAP employs approximately 3,600 people and operates a network of 12 distribution centers supplying approximately 588 NAPA stores and 104 Traction wholesalers. Traction is a supplier of parts to small and large fleet owners and operators and, together with NAPA stores, is a significant supplier to the mining and forestry industries. These include approximately 208 company owned stores, 25 joint venture or progressive owners in which NAPA Canada/UAP owns a 50% interest and approximately 459 independently owned stores. NAPA and Traction operations supply bannered installers and independent installers in all provinces of Canada, as well as networks of service station and repair shops operating under the banners of national accounts. UAP is a licensee of the NAPA® name in Canada.

In Canada, Altrom Canada Corp. operates 15 import automotive parts distribution centers. In the United States, Altrom America operates two import automotive parts distribution centers.

In Mexico, Auto Todo owns and operates nine distribution centers, four auto parts stores and four tire centers. Auto Todo is a licensee of the NAPA® name in Mexico.

The Company’s domestic distribution centers serve approximately 4,800 independently owned NAPA AUTO PARTS stores located throughout the market areas served in the United States. NAPA AUTO PARTS stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, these independent automotive parts stores account for approximately 26% of the Company’s total sales with no automotive parts store or group of automotive parts stores with individual or common ownership accounting for more than 0.25% of the total sales of the Company.

Products.  Distribution centers have access to over 400,000 different parts and related supply items. Each item is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers. Most orders are filled and shipped the same day as received. The majority of sales are on terms that require payment within 30 days of the statement date. The Company does not manufacture any of the products it distributes. The majority of products are distributed under the NAPA® name, a mark licensed to the Company by NAPA. Traction sales also include products distributed under the HD Plus name, a proprietary line of automotive parts for the heavy duty truck market.

Related Operations.  In 2009, the Company increased its ownership interest in Balkamp from 89.6% to 100%. Balkamp distributes a wide variety of replacement parts and accessory items for passenger cars, heavy-duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the 45,000 products, which constitute the “Balkamp” line of products that are distributed to the members of NAPA. These products are categorized into over 230 different product groups purchased from approximately 600 domestic suppliers and 100 foreign manufacturers. In addition, Balkamp operates two Redistribution Centers that provide NAPA with over 1,200 SKUs of oils, chemicals and procurement items. BALKAMP®, a federally registered trademark, is important to the sales and marketing promotions of the Balkamp organization. Balkamp has four distribution centers located in Indianapolis and Plainfield, Indiana, Greenwood, Mississippi and West Jordan, Utah.

The Company, through its Rayloc division, also operates three facilities where certain small automotive parts are rebuilt or distributed to the members of NAPA under the NAPA® brand name. Rayloc® is a mark licensed to the Company by NAPA.

The Company’s Heavy Vehicle Parts Group operates as TW Distribution, with one warehouse location in Atlanta, Georgia, which serves 24 Traction Heavy Duty parts stores, of which 16 are owned and located in the United States. This group distributes heavy vehicle parts through the NAPA system and direct to small fleet owners and operators.

Segment Data.  In the year ended December 31, 2009, sales from the Automotive Parts Group were approximately 52% of the Company’s net sales, as compared to 48% in 2008 and 49% in 2007. For additional segment information, see Note 11 of Notes to Consolidated Financial Statements set forth beginning on page F-1.

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

Competition.  The automotive parts distribution business is highly competitive. The Company competes with automobile manufacturers (some of which sell replacement parts for vehicles built by other manufacturers as well as those that they build themselves), automobile dealers, warehouse clubs and large automotive parts retail chains. In addition, the Company competes with the distributing outlets of parts manufacturers, oil companies, mass merchandisers, including national retail chains, and with other parts distributors and retailers. Further information regarding competition in the industry is set forth in “Item 1A. Risk Factors — We Face Substantial Competition in the Industries in Which We Do Business.”

NAPA.  The Company is a member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive replacement parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose members in 2009 operated 64 distribution centers located throughout the United States, 58 of which were owned and operated by the Company. NAPA develops marketing concepts and programs that may be used by its members. It is not involved in the chain of distribution.

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

INDUSTRIAL PARTS GROUP

The Industrial Parts Group, operated as Motion Industries, Inc. (“Motion”), is a wholly-owned subsidiary of the Company headquartered in Birmingham, Alabama. Motion distributes MRO (maintenance, repair, and operation) industrial replacement parts and related supplies such as bearings, mechanical power transmission, industrial automation, hose, hydraulic and pneumatic components, industrial supplies and material handling products throughout the United States, Canada and Mexico.

In Canada, industrial parts are distributed by Motion Industries (Canada), Inc. (“Motion Canada”) and the Mexican market is served by Motion Mexico S de RL de CV (“Motion Mexico”). Both organizations operate in the Company’s North American structure

In 2009, the Company acquired General Tool and Supply with six locations and it is a supplier of industrial parts and supplies in the United States.

As of December 31, 2009, the Industrial Parts Group served more than 120,000 customers in all types of industries located throughout North America, including the food, forest products, primary metal, paper, mining, automotive, petrochemical and pharmaceutical industries; as well as strategically targeted specialty industries such as power generation, wastewater treatment facilities, wind power generation, solar power, government projects, pipelines, railroad, ports, and others. Motion services all manufacturing and processing industries with access to a database of 4.1 million parts.

This group provides customers with supply chain efficiencies, achieved through inventory management and logistical solutions coupled with Motion Industries’ vast product knowledge and system capabilities. The Company meets the MRO demand of a large and fragmented market with high levels of service in the areas of asset management, inventory and logistics management, product application and utilization management processes. A highly developed supply chain with vendor partnerships and customer connectivity are enhanced by Motion’s leading e-business capabilities, such as MiSupplierConnect, which provides integration between the Company’s information technology network and suppliers’ systems, creating numerous benefits for both the supplier and customer.

Distribution System.  In North America, the Industrial Parts Group operates 458 branches, 7 distribution centers and 36 service centers as of December 31, 2009. The distribution centers stock and distribute more than 80,000 different items purchased from more than 460 different suppliers. The service centers provide hydraulic, hose and mechanical repairs for customers. Approximately 38% of 2009 total industrial product purchases were made from 10 major suppliers. Sales are generated from the Industrial Parts Group’s branches located in 47 states, Puerto Rico, nine provinces in Canada, and Mexico. Each branch has warehouse facilities that stock significant amounts of inventory representative of the products used by customers in the respective market area served.

Products.  The Industrial Parts Group distributes a wide variety of parts and products to its customers, primarily industrial concerns, to maintain and operate plants, machinery and equipment. Products include such items as hoses, belts, bearings, pulleys, pumps, valves, chains, gears, sprockets, speed reducers, electric motors, and industrial supplies. In recent years, Motion expanded its offering to include systems and automation products in response to the increasing sophistication of motion control and process automation for full systems integration of plant equipment. Manufacturing trends and government policies have led to opportunities in the “green” and energy-efficient product markets, leading to product offerings such as energy-efficient motors and drives, recyclable and environmentally friendly parts and supplies. The nature of this group’s business demands the maintenance of adequate inventories and the ability to promptly meet demanding delivery requirements. Virtually all of the products distributed are installed by the customer or used in plant and facility maintenance activities. Most orders are filled immediately from existing stock and deliveries are normally made within 24 hours of receipt of order. The majority of all sales are on open account.

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

Additionally, Motion has ongoing purchase agreements with existing customers that represent approximately 40% of the annual sales volume.

Segment Data.  In the year ended December 31, 2009, sales from the Company’s Industrial Parts Group approximated 29% of the Company’s net sales, as compared to 32% in 2008 and 31% in 2007. For additional segment information, see Note 11 of Notes to Consolidated Financial Statements set forth beginning on page F-1.

Competition.  The industrial parts distribution business is highly competitive. The Industrial Parts Group competes with other distributors specializing in the distribution of such items, general line distributors and others who provide similar services. To a lesser extent, the Industrial Parts Group competes with manufacturers that sell directly to the customer. Further information regarding competition in the industry is set forth in “Item 1A. Risk Factors — We Face Substantial Competition in the Industries in Which We Do Business.”

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

Distribution System.  The Office Products Group distributes more than 50,000 items to nearly 6,000 business product resellers throughout the United States and Canada from a network of 43 distribution centers. The 2008 acquisition of Action/Emco Wholesale allowed for the consolidation of the Detroit facility into the larger, more state of the art facility in Grand Rapids, Michigan. The Company also eliminated operational expenses by closing its Hartford distribution center. This was achieved by incorporating the business serviced out of the facility into the New York and Boston distribution centers. In 2009, the Company accelerated the installation of new pick to voice technology in its distribution centers and will have largely completed that rollout by year end 2010. This network of strategically located distribution centers provides overnight delivery of the Company’s comprehensive product offering. Approximately 45% of the Company’s 2009 total office products purchases were made from 10 major suppliers.

The Office Products Group sells strictly to resellers of office products. These resellers include independently owned office product dealers, national office product superstores and mass merchants, large contract stationers, mail order companies, Internet resellers and college bookstores. Resellers are offered comprehensive marketing programs, which include print and electronic catalogs and flyers, electronic content for reseller websites, and education and training resources.

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

While the Company’s inventory includes products from over 400 of the industry’s leading manufacturers worldwide, S. P. Richards also markets ten proprietary brands of items. These brands include: SPARCOtm, an economical line of office supply basics; Compucessory®, a line of computer accessories; Lorelltm, a line of office furniture; NATURE SAVER®, an offering of recycled products; Elite Image®, a line of new and remanufactured toner cartridges, premium papers and labels; Integratm, a line of writing instruments; Genuine Joe®, a line of cleaning and breakroom products; and Atlantic Breezetm and Heat Runnertm, two lines of climate control products; and Business Sourcetm, a line of basic office supplies available only to independent resellers.

Segment Data.  In each of the years ended December 31, 2009, 2008 and 2007, sales from the Company’s Office Products Group were approximately 16% of the Company’s net sales. For additional segment information, see Note 11 of Notes to Consolidated Financial Statements set forth beginning on page F-1.

Competition.  The office products distribution business is highly competitive. In the distribution of its product offering to resellers, S. P. Richards competes with many other wholesale distributors, as well as with certain manufacturers of office products. Further information regarding competition in the industry is set forth in “Item 1A. Risk Factors — We Face Substantial Competition in the Industries in Which We Do Business.”

ELECTRICAL/ELECTRONIC MATERIALS GROUP

The Electrical/Electronic Materials Group was formed on July 1, 1998 through the acquisition of EIS, Inc. (“EIS”), a wholly-owned subsidiary of the Company headquartered in Atlanta, Georgia. This Group distributes materials to more than 20,000 electrical and electronic manufacturers in North America. With 36 branch locations in the United States, Puerto Rico, the Dominican Republic, Mexico and Canada, this Group distributes over 100,000 items, from insulating and conductive materials to assembly tools and test equipment. EIS also has three manufacturing facilities that provide custom fabricated parts.

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

Products. The Electrical/Electronic Materials Group distributes a wide variety of products to customers from over 350 vendors. These products include custom fabricated flexible materials that are used as components within a customer’s manufactured finished product in a variety of market segments. Among the products distributed and fabricated are such items as magnet wire, conductive materials, insulating and shielding materials, assembly tools, test equipment, adhesives and chemicals, pressure sensitive tapes, solder, anti-static products and thermal management products. To meet the prompt delivery demands of its customers, this Group maintains large inventories. The majority of sales are on open account. Approximately 45% of 2009 total Electrical/Electronic Materials Group purchases were made from 10 major suppliers.

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

Segment Data.  In the year ended December 31, 2009, sales from the Company’s Electrical/Electronic Materials Group approximated 3% of the Company’s net sales, as compared to 4% in 2008 and 2007. For additional segment information, see Note 11 of Notes to Consolidated Financial Statements set forth beginning on page F-1.

Competition. The electrical and electronics distribution business is highly competitive. The Electrical/Electronic Materials Group competes with other distributors specializing in the distribution of electrical and electronic products, general line distributors and, to a lesser extent, manufacturers that sell directly to customers. Further information regarding competition in the industry is set forth in “Item 1A. Risk Factors — We Face Substantial Competition in the Industries in Which We Do Business.”

ITEM 1A.	RISK FACTORS.

Set forth below are some risks and uncertainties that, if they were to occur, could materially and adversely affect our business or could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report and in the other public statements we make. These risks are not exclusive, and additional risks to which we are subject to include, but are not limited to, the risks of our businesses described elsewhere in this report.

We Depend On Our Relationships with Our Vendors, and a Disruption of Our Vendor Relationships or a Disruption in Our Vendors’ Operations Could Harm Our Business

As a distributor of automotive replacement parts, industrial parts, office products and electrical/electronic materials, our business depends on developing and maintaining close and productive relationships with our vendors. We depend on our vendors to sell us quality products at favorable prices. Many factors outside our control may harm our relationships with our vendors. For example, financial or operational difficulties with a vendor could cause that vendor to increase the cost of the products we purchase from it. Vendor consolidation could also limit the number of suppliers from which we may purchase products and could materially affect the prices we pay for these products. Also, consolidation among automotive parts, industrial parts or office product suppliers could disrupt our relationship with some vendors. In our automotive business, the number of vendors could decrease considerably, and the prices charged to us by the remaining vendors could increase, as vehicle production slows due to the decline in consumer spending and, possibly, the failure of one or more of the large automobile manufacturers. We would suffer an adverse impact if our vendors limit or cancel the return privileges that currently protect us from inventory obsolescence. A disruption of our vendor relationships or a disruption in our vendors’ operations could have a material adverse effect on our business and results of operations.

Our Business Likely Will Continue To Be Impacted By Difficult Economic Conditions

Our business and results of operations may continue to be adversely impacted by difficult global, national and local economic conditions and their impact on levels of consumer, commercial and industrial spending. These economic conditions began to significantly deteriorate in the fourth quarter of 2008. Some of the factors that have contributed to reduced levels of spending include conditions in the residential real estate and mortgage markets, conditions in the automobile industry, variability in fuel and other energy costs, labor and healthcare costs, access to credit, high unemployment rates, low consumer confidence and other macroeconomic factors. These factors had a material adverse effect on demand for the Company’s products and services and on the Company’s financial condition and operating results in 2009. Continued recessionary conditions could result in additional job losses and business failures, which could result in a decrease in spending and/or our loss of certain small business and retail customers. In addition, continued distress in global credit markets, business failures and other recessionary conditions could have a material adverse effect on the ability of our suppliers to meet our inventory demands. All of these macroeconomic conditions could adversely affect our sales growth, margins and overhead, which could adversely affect our financial condition and operations.

The current difficult economic climate has shown signs of stabilizing in recent months but is not expected to improve significantly in the near term. The resulting low levels of consumer, commercial and industrial spending could continue to result in weakened demand for the products of all of our business groups for the foreseeable future.

Our Business Will Be Adversely Affected If Demand for Our Products Slows

Our business depends on customer demand for the products that we distribute. Demand for these products depends on many factors.

With respect to our automotive group, the primary factors are:

•	the number of miles vehicles are driven annually, as higher vehicle mileage increases the need for maintenance and repair;

•	the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranty or maintenance offered on new vehicles;

•	the number of vehicles in current service that are six years old and older, as these vehicles are typically no longer under the original vehicle manufacturers’ warranty and will need more maintenance and repair than newer vehicles;

•	gas prices, as increases in gas prices may deter consumers from using their vehicles;

•	changes in travel patterns which may cause consumers to rely more on other transportation;

•	restrictions on access to diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation, as consumers may be forced to have all diagnostic work, repairs and maintenance performed by the vehicle manufacturers’ dealer networks; and

•	the economy generally, which in declining conditions may cause consumers to defer vehicle maintenance and repair and defer discretionary spending.

With respect to our industrial parts group, the primary factors are:

•	the level of industrial production and manufacturing capacity utilization, as these indices impact the need for industrial replacement parts;

•	changes in the level of the Institute for Supply Management’s Purchasing Managers Index, as an index reading of 50 or more implies an expanding manufacturing economy, while a reading below 50 implies contracting manufacturing economy; and

•	the economy in general.

With respect to our office products group, the primary factors are:

•	the level of unemployment especially as it relates to white collar and service jobs, as this impacts the need for business products; and

•	the economy in general.

With respect to our electrical/electronic materials group, the primary factors are:

•	changes in the level of the Institute for Supply Management’s Purchasing Managers Index, as an index reading of 50 or more implies an expanding manufacturing economy, while a reading below 50 implies contracting manufacturing economy; and

•	the economy in general.

We Face Substantial Competition in the Industries in Which We Do Business

The sale of automotive and industrial parts, office products and electronic materials is highly competitive and impacted by many factors including name recognition, product availability, customer service, anticipating changing customer preferences, store location, and pricing pressures. Because we seek to offer competitive prices, if our competitors reduce their prices, we may be forced to reduce our prices, which could result in a material decline in our revenues and earnings. Increased competition among distributors of automotive and industrial parts, office products and electronic materials, including internet-related initiatives, could cause a material adverse effect on our results of operations. The Company anticipates no decline in competition in any of its four business segments in the foreseeable future.

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

The Impairment of Financial Institutions Could Adversely Affect Us

The capital and credit markets have experienced varying levels of volatility and disruption for more than two years. In late 2008 and early 2009, volatility and disruptions reached unprecedented levels. We have exposure to counterparties with which we routinely execute transactions. Such counterparties include commercial banks, insurance companies, investment funds and other financial institutions, some of which may be exposed to bankruptcy or liquidity risks. While we have not realized any significant losses to date, a bankruptcy or illiquidity event by one of our significant counterparties could materially and adversely affect our access to capital, future business and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

The Company’s headquarters and Automotive Parts Group headquarters are located in two adjacent office buildings owned by the Company in Atlanta, Georgia.

The Company’s Automotive Parts Group currently operates 58 NAPA Distribution Centers in the United States distributed among eight geographic divisions. Approximately 90% of the distribution center properties are owned by the Company. At December 31, 2009, the Company operated approximately 1,000 NAPA AUTO PARTS stores located in 43 states, and the Company owned either a noncontrolling or controlling interest in approximately 19 additional auto parts stores and three distribution centers located in five states. Other than NAPA AUTO PARTS stores located within Company owned distribution centers, the majority of the automotive parts stores in which the Company has an ownership interest were operated in leased facilities. In addition, NAPA Canada/UAP operates 12 distribution centers and approximately 208 automotive parts and Traction stores in Canada, and Auto Todo operates nine distribution centers and eight stores and tire centers in Mexico. These operations are operated in leased facilities.

The Company’s Automotive Parts Group also operates four Balkamp distribution centers, three Rayloc rebuilding and distribution facilities and two transfer and shipping facilities. Finally, Altrom Canada operates 15 import parts distribution centers, Altrom America operates two import parts distribution centers and the Heavy Vehicle Parts Group operates one TW distribution center, which serves 24 Traction stores of which 16 are company owned and located in the US. These operations are operated in leased facilities.

The Company’s Industrial Parts Group, operating through Motion and Motion Canada, operates 7 distribution centers, 36 service centers and 458 branches. Approximately 90% of these branches are operated in leased facilities.

The Company’s Office Products Group operates 38 facilities in the United States and five facilities in Canada distributed among the Group’s five geographic divisions. Approximately 75% of these facilities are operated in leased buildings.

The Company’s Electrical/Electronic Materials Group operates in 30 locations in the United States, one location in Puerto Rico, one location in the Dominican Republic, three locations in Mexico and one location in Canada. All of this Group’s 36 facilities are operated in leased buildings except one facility, which is owned.

We believe that our facilities on the whole are in good condition, are adequately insured, are fully utilized and are suitable and adequate for the conduct of our current operations.

For additional information regarding rental expense on leased properties, see Note 4 of Notes to Consolidated Financial Statements set forth beginning on page F-1.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is subject to various legal and governmental proceedings, many involving routine litigation incidental to the businesses, including approximately 1,700 product liability lawsuits resulting from its national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts distributed by the Company. While litigation of any type contains an element of uncertainty, the Company believes that its defense and ultimate resolution of pending and reasonably anticipated claims will continue to occur within the ordinary course of the Company’s business and that resolution of these claims will not have a material adverse effect on the Company’s business, results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information Regarding Common Stock

The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol “GPC”. The following table sets forth the high and low sales prices for the common stock as reported on the New York Stock Exchange and dividends per share of common stock paid during the last two fiscal years:

	Sales Price of Common Shares
	2009		2008
Quarter	High	Low	High	Low

First	$39.82	$24.93	$46.28	$38.30
Second	36.18	29.18	45.83	39.68
Third	39.75	32.36	44.20	39.34
Fourth	39.00	34.91	40.62	29.92

	Dividends Declared per Share
	2009	2008

First	$0.40	$0.39
Second	0.40	0.39
Third	0.40	0.39
Fourth	0.40	0.39

Stock Performance Graph

Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return on the Company’s Common Stock against the cumulative total shareholder return of the Standard and Poor’s 500 Stock Index and a peer group composite index structured by the Company as set forth below for the five year period that commenced December 31, 2004 and ended December 31, 2009. This graph assumes that $100 was invested on December 31, 2004 in Genuine Parts Company Common Stock, the S&P 500 Stock Index (the Company is a member of the S&P 500, and its cumulative total shareholder return went into calculating the S&P 500 results set forth in the graph) and the peer group composite index as set forth below and assumes reinvestment of all dividends.

Comparison of five year cumulative total shareholder return

Genuine Parts Company, S&P 500 Index and peer group composite index

Cumulative Total Shareholder Return
$ at Fiscal Year End	2004	2005	2006	2007	2008	2009
Genuine Parts Company	100.00	102.57	114.23	114.91	97.62	102.71
S&P 500	100.00	104.91	121.48	128.14	80.73	102.09
Peer Index	100.00	118.13	111.08	122.65	60.17	149.46

In constructing the peer group composite index (“Peer Index”) for use in the stock performance graph above, the Company used the shareholder returns of various publicly held companies (weighted in accordance with each company’s stock market capitalization at December 31, 2004 and including reinvestment of dividends) that compete with the Company in three industry segments: automotive parts, industrial parts and office products (each group of companies included in the Peer Index as competing with the Company in a separate industry segment is hereinafter referred to as a “Peer Group”). Included in the automotive parts Peer Group are those companies making up the Dow Jones Auto Parts and Equipment Index (the Company is a member of such industry group, and its individual shareholder return was included when calculating the Peer Index results set forth in the performance graph). Included in the industrial parts Peer Group are Applied Industrial Technologies, Inc. and Kaman Corporation and included in the office products Peer Group is United Stationers Inc. The Peer Index does not break out a separate electrical/electronic peer group due to the fact that there is currently no true market comparative to EIS. The electrical/electronic component of sales is redistributed to the Company’s other segments on a pro rata basis to calculate the final Peer Index.

In determining the Peer Index, each Peer Group was weighted to reflect the Company’s annual net sales in each industry segment. Each industry segment of the Company comprised the following percentages of the Company’s net sales for the fiscal years shown:

Industry Segment	2004	2005	2006	2007	2008	2009

Automotive Parts	52%	51%	49%	49%	48%	52%
Industrial Parts	27%	29%	30%	31%	32%	29%
Office Products	17%	17%	17%	16%	16%	16%
Electrical/Electronic Materials	4%	3%	4%	4%	4%	3%

Holders

As of December 31, 2009, there were 5,671 holders of record of the Company’s common stock. The number of holders of record does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Sales of Unregistered Securities

All of our sales of securities in 2009 were registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table provides information about the purchases of shares of the Company’s common stock during the three month period ended December 31, 2009:

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares That May Yet
	Number of	Average	Part of Publicly	be Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased(1)	per Share	Programs(2)	Programs

October 1, 2009 through October 31, 2009	397,102	$36.10	394,300	18,145,137
November 1, 2009 through November 30, 2009	312,500	$35.98	312,500	17,832,637
December 1, 2009 through December 31, 2009	38,043	$37.68	10,287	17,822,350

Totals	747,645	$36.13	717,087	17,822,350

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)	On August 21, 2006 and November 17, 2008, the Board of Directors authorized the repurchase of 15 million shares and 15 million shares, respectively, and such repurchase plans were announced on August 21, 2006 and November 17, 2008, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. Approximately 2.8 million shares authorized in the repurchase plan announced in 2006 and all 15 million shares authorized in 2008 remain to be repurchased by the Company. There were no other publicly announced plans outstanding as of December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth certain selected historical financial and operating data of the Company as of the dates and for the periods indicated. The following selected financial data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other financial information set forth beginning on page F-1, as well as in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Year Ended December 31,	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Net sales	$10,057,512	$11,015,263	$10,843,195	$10,457,942	$9,783,050
Cost of goods sold	7,047,750	7,742,773	7,625,972	7,353,447	6,884,964
Operating and non-operating expenses, net	2,365,597	2,504,022	2,400,478	2,333,579	2,189,022
Income before taxes	644,165	768,468	816,745	770,916	709,064
Income taxes	244,590	293,051	310,406	295,511	271,630
Net income	$399,575	$475,417	$506,339	$475,405	$437,434
Weighted average common shares outstanding during year — assuming dilution	159,707	162,986	170,135	172,486	175,007
Per common share:
Diluted net income	$2.50	$2.92	$2.98	$2.76	$2.50
Dividends declared	1.60	1.56	1.46	1.35	1.25
December 31 closing stock price	37.96	37.86	46.30	47.43	43.92
Long-term debt, less current maturities	500,000	500,000	250,000	500,000	500,000
Total equity	2,629,372	2,393,378	2,782,946	2,610,707	2,751,004
Total assets	$5,004,689	$4,786,350	$4,774,069	$4,496,984	$4,771,538

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. In 2009, business was conducted throughout the United States, Puerto Rico, Canada and Mexico from approximately 2,000 locations.

We recorded consolidated net sales of $10.1 billion for the year ended December 31, 2009, a decrease of 9% compared to $11.0 billion in 2008. Consolidated net income for the year ended December 31, 2009 was $400 million, down 16% from $475 million in 2008. The effects of the economic slowdown, which we began to experience in the final quarter of 2008, adversely impacted the results in all four of our business segments throughout 2009. Our businesses were impacted by the effects of reduced consumer spending, lower levels of industrial production and higher unemployment, which we discuss further below.

Our 2009 revenue decrease of 9% follows a 2% and 4% increase in revenues in 2008 and 2007, respectively. Our 16% decrease in net income follows a 6% decrease in 2008 and a 7% increase in 2007. In each of the three years preceding 2007, the Company had experienced double-digit earnings growth. Throughout these periods, the Company has implemented a variety of initiatives in each of our four business segments to grow sales and earnings, including the introduction of new and expanded product lines, geographic expansion (including acquisitions), sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives. The prevailing economic conditions of the last two years have offset these initiatives, as reflected in our earnings for 2008 and 2009.

The following discussion addresses the major categories on the December 31, 2009 consolidated balance sheet. The Company’s cash balance of $337 million was up $269 million from $68 million at December 31, 2008.

This improvement is due mainly to the decrease in inventory and increase in accounts payable in 2009 relative to 2008. In addition, we were less active in our share repurchase program during 2009 when compared to 2008. Accounts receivable decreased by approximately 3%, inventory was down by approximately 4% and accounts payable increased $85 million or 8% from the prior year, due primarily to improved payment terms with certain suppliers and the ongoing expansion of our procurement card program. Total debt outstanding at December 31, 2009 was unchanged from $500 million at December 31, 2008.

RESULTS OF OPERATIONS

Our results of operations are summarized below for the three years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
	(In thousands except per share data)

Net Sales	$10,057,512	$11,015,263	$10,843,195
Gross Profit	3,009,762	3,272,490	3,217,223
Net Income	399,575	475,417	506,339
Diluted Earnings Per Share	2.50	2.92	2.98

Net Sales

Consolidated net sales for the year ended December 31, 2009 totaled $10.1 billion, a 9% decrease from 2008. Each of our four businesses experienced sales decreases, with the Industrial and Electrical business segments showing the most significant declines, as the manufacturing sector of the economy was severely impacted by the weak economic conditions of the last 15 months. Fortunately, the general weakness in demand resulting from lower consumer spending and industrial production and higher unemployment seemed to stabilize over the last half of the year. Among the four quarters in 2009, the fourth quarter was the strongest period for sales in each business segment. Cumulatively, prices in 2009 were down approximately 3% in the Automotive segment, approximately flat in the Industrial segment and up approximately 4% in the Office segment and 2% in the Electrical segment.

Consolidated sales for the year ended December 31, 2008 totaled $11.0 billion, a 2% increase from 2007. In 2008, the Industrial and Electrical business segments showed the strongest sales growth among our operations, while the Automotive and Office segments continued to experience sluggish growth. For the year, Automotive reported a slight sales increase, while Office reported a decrease in revenues. For 2008, prices were up approximately 6% in the Automotive segment, 8% in the Industrial and Electrical segments and 4% in the Office segment. These price increases reflect the highest inflationary period for the Company in many years.

Automotive Group

Net sales for the Automotive Group (“Automotive”) were $5.2 billion in 2009, a decrease of 2% from 2008. Sales were impacted by the soft economy, which has reduced the overall level of consumer spending and, specifically, the demand for automotive maintenance and supply items. The first half of the year proved to be the most challenging, with Automotive sales down 7% and 5% in the first and second quarters, respectively. Sales were down 1% in the third quarter followed by a 6% increase in the fourth quarter. Other factors impacting our Automotive sales for the year include acquisitions, which had an approximately 1% positive effect on sales, and the negative effect of currency, which negatively impacted sales by approximately 2%.

Automotive sales were $5.3 billion in 2008, essentially flat compared to 2007. Our rate of growth decreased during each quarter of the year, from 3% to 2% to 1% in the first, second and third quarters of 2008, respectively. This downward trend was partly due to the impact of the decrease in miles driven caused by high gas prices over most of the year. Demand weakened further in the fourth quarter of 2008, as evidenced by the decrease in consumer spending, resulting in a 6% sales decrease from the final quarter of 2007. This is consistent with historical patterns during a softening economy, when consumers defer or forego discretionary spending on automotive maintenance and supply items. Other factors impacting our Automotive sales for the year include acquisitions, which had a slightly positive effect on sales.

Industrial Group

Net sales for Motion Industries, our Industrial Group (“Industrial”), were $2.9 billion in 2009, a decrease of 18% compared to 2008. Through the first three quarters of the year, sales were especially weak for this group due to the effects of very low manufacturing activity, as evidenced by the reported levels of manufacturing industrial production and capacity utilization, and its negative impact on demand for industrial products. This weakness was widespread, as we experienced sales declines in nearly all of our major customer categories. The industrial indices we follow seemed to show some early signs of stabilization in the third quarter and we observed a slight strengthening in these indicators as we entered the fourth quarter. Industrial sales were down 11% in the fourth quarter, which marks a significant improvement from the declines of the first three quarters of the year. In 2009, sales were positively impacted by several acquisitions, which accounted for approximately 3% of Industrial’s sales growth for the year.

Net sales were $3.5 billion in 2008, an increase of 5% compared to 2007. Through the first three quarters of the year, sales held strong and were relatively consistent from quarter to quarter, increasing 6% in the first quarter and 7% in the second and third quarters. The fourth quarter proved to be more difficult for this business, due to the deteriorating economic environment, including worsening manufacturing production trends, and sales for the period were even with the fourth quarter of 2007. In 2008, sales were positively impacted by several acquisitions, which accounted for nearly 2% of Industrial’s sales for the year.

Office Group

Net sales for S.P. Richards, our Office Products Group (“Office”), were $1.6 billion in 2009, down 5% compared to the prior year. 2009 represents the third consecutive year of decreased revenues for Office and reflects the negative impact of higher white collar and service unemployment on office products consumption, a trend that began in 2007. During the year, sales improved sequentially, with decreases of 7%, 6%, 5% and 4% in the first, second, third and fourth quarters, respectively. For the year, sales were positively impacted by three acquisitions completed in 2008, which contributed nearly 3% to sales in Office. The increase in net sales due to acquisitions, as well as our sales initiatives, was more than offset by the prevailing poor conditions in the office products industry.

Net sales for 2008 were $1.7 billion, down 2% compared to 2007. This decline was indicative of the industry-wide slowdown in office products consumption. During the year, sales were down 2% in the first quarter and even with the prior year periods in the second and third quarters. Demand in the fourth quarter worsened, consistent with the significant increase in unemployment for the period, and sales were down 5% from the 2007 fourth quarter. For the year, sales were positively impacted by three acquisitions, which contributed nearly 2% to sales in Office.

Electrical Group

Net sales for EIS, our Electrical and Electronic Group (“Electrical”), decreased to $346 million in 2009, down 26% from 2008. Electrical sales declined by 25% in the first quarter, 34% in the second quarter and 30% in the third quarter. For the fourth quarter, sales were down 12%. Manufacturing contraction, as measured by the Institute for Supply Management’s Purchasing Managers Index, was evident through June and then began to stabilize and improve over the last half of the year. This factor, which we deem as positive for 2010, helps explain the quarterly sales trends at Electrical in 2009. Acquisitions had less than a 1% positive impact on Electrical sales in 2009.

Net sales increased by 7% to $466 million in 2008 compared to 2007. Electrical sales were strong through the first nine months of the year, increasing 7% in the first quarter, 11% in the second quarter and 13% in the third quarter. The deteriorating economy had a significant impact on this business in the fourth quarter and sales decreased 4% from the same period in 2007. Acquisitions during the year had a positive 2% impact on Electrical sales in 2008 and, combined with Electrical’s sales initiatives, partially offset the weakening conditions in the marketplace in the last quarter of the year.

Cost of Goods Sold

Cost of goods sold was $7.0 billion, $7.7 billion and $7.6 billion in 2009, 2008 and 2007, respectively. The 9% decrease in cost of goods sold from 2008 to 2009 is consistent with the sales decrease. Cost of goods sold represented 70.1% of net sales in 2009 and 70.3% of net sales in 2008 and 2007. The relatively constant rate over these three periods reflects how our ongoing gross margin initiatives to enhance our pricing strategies, promote and sell higher margin products and minimize material acquisition costs were generally offset by increasing competitive pricing pressures in the markets we serve.

In 2009, our Office and Electrical business segments experienced vendor price increases. Industrial was flat and Automotive pricing was down for the year. In 2008 and 2007, all four of our business segments experienced vendor price increases. In any year where we experience price increases, we are able to work with our customers to pass most of these along to them.

Operating Expenses

Selling, administrative and other expenses (“SG&A”) decreased by $140 million to $2.2 billion in 2009, representing 22.1% of net sales and up from 21.4% of net sales in 2008. SG&A expenses as a percentage of net sales increased from the prior year due primarily to the loss of expense leverage associated with the 9% sales decrease for the year. During 2009, management continued its implementation of extensive cost control initiatives to offset this loss of leverage. These measures emphasize continuous improvement programs designed to optimize our utilization of people and systems and, for the year, we eliminated approximately $70 million in operating costs. Examples of such savings include costs associated with personnel, freight, fleet and logistics, among others. The Company reduced its workforce by 7% in 2009 (before consideration of acquisitions) and this follows a 5% reduction in employees in 2008. Severance and other termination benefits associated with these employee reductions were insignificant. Our management teams remain focused on the ongoing assessment of the appropriate cost structure in our businesses and the need for additional cost reductions, while maintaining our high standards for excellent customer service.

Depreciation and amortization expense in 2009 was $90 million, up slightly from 2008. The provision for doubtful accounts was $28 million in 2009, up from a $24 million bad debt expense in 2008. Our bad debt expense reflects an increase in uncollectible accounts receivables in 2009 and is likely directly correlated to the ongoing effects of the difficult economic climate, which has pressured certain of our customers. We believe the Company is adequately reserved for bad debts at December 31, 2009.

In 2008, SG&A was $2.4 billion, or 21.4% of net sales, which was an increase from 2007 when SG&A as a percentage of net sales was 21.0%. This increase was mainly due to the loss of leverage on the lower level of sales growth in 2008 relative to the prior year, which offset the benefits of our ongoing cost control initiatives. Depreciation and amortization expense in 2008 was $89 million, relatively consistent with 2007. The provision for doubtful accounts was $24 million in 2008, up from a $14 million bad debt expense in 2007.

Total share-based compensation expense for the years ended December 31, 2009, 2008 and 2007, was $8.6 million, $13.0 million, and $14.3 million, respectively. Refer to Note 5 of the Consolidated Financial Statements for further information regarding share-based compensation.

Non-Operating Expenses and Income

Non-operating expenses consist primarily of interest. Interest expense was $28 million in 2009, a decrease from $32 million and $31 million in 2008 and 2007, respectively. The decrease is the result of an improved interest rate on certain long-term debt, effective November 2008.

In “Other”, interest income net of noncontrolling interests increased in 2009 from 2008 due primarily to the elimination of certain noncontrolling interests in 2009. In 2008, interest income net of noncontrolling interests decreased from 2007 due to the effects of lower interest rates.

Income Before Income Taxes

Income before income taxes was $644 million in 2009, a decrease of 16.0% from $768 million in 2008. As a percentage of net sales, income before income taxes was 6.4% in 2009, reflecting a decrease from 7.0% in 2008. In 2008, income before income taxes of $768 million was down 5.9% from $817 million in 2007 and as a percentage of net sales was 7.0%, a decrease from 7.5% in 2007.

Automotive Group

Automotive income before income taxes as a percentage of net sales, which we refer to as operating margin, increased to 7.4% in 2009 from 7.2% in 2008. The improvement in operating margin for 2009 is attributed to the benefit of cost reduction measures implemented during 2008 and 2009. Automotive’s initiatives to grow sales and control costs are intended to improve its operating margin in the years ahead.

Automotive operating margins decreased to 7.2% in 2008 from 7.8% in 2007. The decline in operating margin for 2008 is attributed to Automotive’s lower sales volume for the year, partially offset by the benefit of cost reduction measures.

Industrial Group

Industrial operating margins decreased to 5.6% in 2009 from 8.4% in 2008 and 2007. The decrease in operating margins in 2009 was primarily a reflection of the extreme downturn in industrial demand that we began to experience in the fourth quarter of 2008. These conditions led to lower levels of sales volume in 2009, which severely impacted our expense leverage, despite our cost reduction efforts. In addition, the decrease in inventory purchases in 2009, a direct result of lower sales, significantly reduced the level of volume incentives earned during the year. These factors more than offset our sales initiatives and cost reduction efforts. We will continue to focus on these areas, however, to show progress in the years ahead.

Office Group

Operating margins in Office were 7.7% in 2009, down from 8.3% in 2008 and 8.9% in 2007. The prevailing weakness in the office products industry that began in 2007 continued to pressure the operating margins at Office in 2009. The decrease in revenues for these three periods has negatively impacted our expense leverage. Our sales strategy remains to capture additional market share, despite the industry slowdown.

Electrical Group

Operating margins in Electrical decreased to 7.3% in 2009 from 7.9% in 2008. In 2008, the Electrical operating margins had increased to 7.9% from 7.0% in 2007 and marked the fifth consecutive year of operating margin improvement for Electrical. In 2009, the decrease in operating margins was primarily a function of weak market conditions. This factor outweighed the benefits of Electrical’s sales initiatives and expense savings. Ongoing efforts in these areas, as well as a more stable manufacturing sector, will serve to improve Electrical’s future operating margins.

Income Taxes

The effective income tax rate decreased to 38.0% in 2009 from 38.1% in 2008. The decrease from the 2008 rate is mainly due to tax-free income in 2009 associated with a Company retirement plan. The 38.1% tax rate in 2008 had increased from 38.0% in 2007. The increase from the prior year rate was mainly due to a non-deductible expense associated with a Company retirement plan.

Net Income

Net income was $400 million in 2009, a decrease of 16% from $475 million in 2008. On a per share diluted basis, net income was $2.50 in 2009 compared to $2.92 in 2008, down 14%. Net income in 2009 was 4.0% of net sales compared to 4.3% of net sales in 2008.

Net income was $475 million in 2008, a decrease of 6% from $506 million in 2007. On a per share diluted basis, net income was $2.92 in 2008 compared to $2.98 in 2007, down 2%. Net income in 2008 was 4.3% of net sales compared to 4.7% of net sales in 2007.

FINANCIAL CONDITION

The following is a discussion of the Company’s financial condition at December 31, 2009. Our cash balance of $337 million was up $269 million from December 31, 2008, due primarily to the decrease in inventory and increase in accounts payable in 2009 relative to 2008. In addition, we were less active in our Company share repurchase program in 2009 when compared to 2008. The Company’s accounts receivable balance at December 31, 2009 decreased by approximately 3% from the prior year and inventory at December 31, 2009 was down by approximately 4% from December 31, 2008. Both of these decreases reflect our decline in sales for the year. Accounts payable increased $85 million or approximately 8% from December 31, 2008, due primarily to improved payment terms with certain suppliers and the ongoing expansion of our procurement card program. Goodwill and other intangible assets increased by $13 million or 8% from December 31, 2008 and relates primarily to the Company’s acquisitions during the year. The change in our December 31, 2009 balances for deferred taxes, down $51 million, as well as pension and other post-retirement benefits liabilities, down $202 million, is primarily due to a pension contribution of $53 million and a change in funded status of the Company’s pension and other post-retirement plans in 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of capital consist primarily of cash flows from operations, supplemented as necessary by private issuances of debt and bank borrowings. We have $500 million of long-term debt outstanding at December 31, 2009, of which $250 million matures in 2011 and $250 million matures in 2013. The capital and credit markets continue to be volatile and if these conditions continue they are likely to impact our access to these markets. Currently, we believe that our available short-term and long-term sources of capital are sufficient to fund the Company’s operations, including working capital requirements, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, income tax obligations, dividends, share repurchases and contemplated acquisitions.

The ratio of current assets to current liabilities was 2.9 to 1 at December 31, 2009 compared to 3.0 to 1 at December 31, 2008. Our liquidity position remains solid. The Company had $500 million in total debt outstanding at December 31, 2009 and 2008. In addition, at December 31, 2009, the Company had available a $350 million unsecured revolving line of credit. No amounts were outstanding under the line of credit at December 31, 2009 and 2008.

Sources and Uses of Net Cash

A summary of the Company’s consolidated statements of cash flows is as follows:

	Year Ended December 31,			Percent Change
Net Cash Provided by (Used in):	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
		(In thousands)

Operating Activities	$845,298	$530,309	$641,471	59%	(17)%
Investing Activities	(264,420)	(214,334)	(87,598)	23%	145%
Financing Activities	(330,383)	(472,573)	(469,496)	(30)%	1%

Net Cash Provided by Operating Activities:

The Company continues to generate cash and 2009 was an especially strong year, with net cash provided by operating activities totaling $845 million in 2009. This represents a 59% increase from 2008, and primarily relates to the $368 million net decrease in cash used for working capital requirements, including accounts receivable, inventory and accounts payable, net of the $76 million decrease in net income from 2008. The 17% decrease in net cash provided by operating activities in 2008 was primarily due to the $116 million net increase in cash used for working capital requirements, including accounts receivable, inventory and accounts payable, as well as the $31 million decrease in net income from 2007.

Net Cash Used in Investing Activities:

Net cash flow used in investing activities was $264 million in 2009 compared to $214 million in 2008, an increase of 23%. Primarily, the increase in investing activities was due to the $73 million used in 2009 for the purchase of properties under a construction and lease agreement, net of the $36 million decrease in capital expenditures in 2009 from 2008. Cash used for acquisitions of businesses in 2009 was relatively consistent with 2008. In 2008, the change in investing activities was primarily due to the $89 million increase in cash used for the acquisition of businesses in 2008 and the $56 million decrease in cash proceeds from the sale of assets during the year, relative to 2007.

Net Cash Used in Financing Activities:

The Company used $330 million of cash in financing activities in 2009, a 30% decrease from the $473 million used in financing activities in 2008. Cash used in financing activities in 2008 was relatively consistent with 2007. For the three years presented, net cash used in financing activities was primarily for dividends paid to shareholders and the repurchase of the Company’s common stock. The Company paid dividends to shareholders of $254 million, $252 million and $243 million during 2009, 2008 and 2007, respectively. The Company expects this trend of increasing dividends to continue in the foreseeable future. During 2009, 2008 and 2007, the Company repurchased $26 million, $273 million and $241 million, respectively, of the Company’s common stock. We expect to remain active in our share repurchase program, but the amount and value of shares repurchased will vary annually.

Notes and Other Borrowings

The Company maintains a $350 million unsecured revolving line of credit with a consortium of financial institutions, which matures in December 2012 and bears interest at LIBOR plus .30%. (0.53% at December 31, 2009). At December 31, 2009 and 2008, no amounts were outstanding under the line of credit. Due to the workers compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of approximately $50 million and $51 million outstanding at December 31, 2009 and 2008, respectively.

At December 31, 2009, the Company had unsecured Senior Notes outstanding under a $500 million financing arrangement as follows: $250 million, Series B, 6.23% fixed, due 2011; and $250 million senior unsecured note, 4.67% fixed, due 2013. Certain borrowings contain covenants related to a maximum debt-to-capitalization ratio and certain limitations on additional borrowings. At December 31, 2009, the Company was in compliance with all such covenants. The weighted average interest rate on the Company’s outstanding borrowings was approximately 5.45% at December 31, 2009 and 2008. Total interest expense, net of interest income, for all borrowings was $27.1 million, $29.8 million and $21.1 million in 2009, 2008 and 2007, respectively.

Construction and Lease Agreement

The Company had an $85 million construction and lease agreement with an unaffiliated third party which expired in 2009. Under the agreement, the third party constructed facilities and leased them to the Company. Upon expiration of the agreement, the Company purchased the properties from the lessor for $73 million, including closing costs, which was paid in July 2009. These properties have been included in property, plant and equipment in the consolidated balance sheet. Refer to Note 4 of the Consolidated Financial Statements for further information regarding this arrangement.

Contractual and Other Obligations

In October 2007, the Company entered into a sale-leaseback transaction with a financial institution. In connection with the transaction, the Company sold certain automotive retail store properties and immediately leased the properties back over a lease term of twenty years. The lease was classified as an operating lease. Net proceeds from the transaction amounted to approximately $56 million. The Company realized a net gain of approximately $20 million, which was deferred and is being amortized over the lease term.

The following table shows the Company’s approximate obligations and commitments, including interest due on credit facilities, to make future payments under contractual obligations as of December 31, 2009:

Contractual Obligations

	Payment Due by Period
		Less Than			Over
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Credit facilities	$575,579	$27,250	$287,627	$260,702	$—
Capital leases	6,069	1,296	1,934	1,557	1,282
Operating leases	530,608	129,928	175,905	95,565	129,210

Total contractual cash obligations	$1,112,256	$158,474	$465,466	$357,824	$130,492

Due to the uncertainty of the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2009, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $41 million of unrecognized tax benefits have been excluded from the contractual obligations table above. Refer to Note 6 of the Consolidated Financial Statements for a discussion on income taxes.

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

The Company guarantees the borrowings of certain independently controlled automotive parts stores (independents) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (affiliates). The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings. The following table shows the Company’s approximate commercial commitments as of December 31, 2009:

Other Commercial Commitments

		Amount of Commitment Expiration per Period
	Total Amounts	Less Than			Over
	Committed	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Line of Credit	$—	$—	$—	$—	$—
Standby letters of credit	50,403	50,403	—	—	—
Guaranteed borrowings of independents and affiliates	200,857	61,622	13,220	13,220	112,795

Total commercial commitments	$251,260	$112,025	$13,220	$13,220	$112,795

In addition, the Company sponsors defined benefit pension plans that may obligate us to make contributions to the plans from time to time. Contributions in 2009 were $56 million. Contributions required for 2010 and future years will depend on a number of unpredictable factors including the market performance of the plans’ assets and future changes in interest rates that affect the actuarial measurement of the plans’ obligations.

Share Repurchases

On August 21, 2006, our Board of Directors authorized the repurchase of 15 million shares of our common stock, and on November 17, 2008, the Board authorized the repurchase of an additional 15 million shares. Such repurchase plans were announced on August 21, 2006 and November 17, 2008, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. In 2009, the Company repurchased approximately 722,000 shares and the Company had remaining authority to purchase approximately 17.8 million shares at December 31, 2009.

CRITICAL ACCOUNTING ESTIMATES

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We describe in this section certain critical accounting policies that require us to make significant estimates, assumptions and judgments. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the preparation of the consolidated financial statements. For further information on the critical accounting policies, see Note 1 of the notes to our consolidated financial statements.

Inventories — Provisions for Slow Moving and Obsolescence

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

Allowance for Doubtful Accounts — Methodology

The Company evaluates the collectibility of accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2009, 2008 and 2007, the Company recorded provisions for bad debts of $28.5 million, $23.9 million, and $13.5 million, respectively.

Consideration Received from Vendors

The Company enters into agreements at the beginning of each year with many of its vendors providing for inventory purchase incentives and advertising allowances. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels and advertising allowances upon fulfilling its obligations related to cooperative advertising programs. The Company accrues for the receipt of inventory purchase incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year and, in the case of advertising allowances, upon completion of the Company’s obligations related thereto. While management believes the Company will continue to receive such amounts in 2010 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives and allowances in the future.

Impairment of Property, Plant and Equipment and Goodwill and Other Intangible Assets

At least annually, the Company evaluates property, plant and equipment, goodwill and other intangible assets for potential impairment indicators. The Company’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance, among other factors. Future events could cause the Company to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating for impairment also requires the Company to estimate future operating results and cash flows which require judgment by management. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Employee Benefit Plans

The Company’s benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of the Company’s pension plan assets. The pension plan investment strategy implemented by the Company’s management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in the U.S. and Canada and fiduciary standards. The long-term primary objectives for the pension plan funds are to provide for a reasonable amount of long-term growth of capital without undue exposure to risk, protect the assets from erosion of purchasing power and provide investment results that meet or exceed the pension plan’s actuarially assumed long term rate of return. The Company’s investment strategy with respect to pension plan assets is to generate a return in excess of the passive portfolio benchmark (50% S&P Index, 5% Russell Mid Cap Index, 10% Russell 2000 Index, 5% MSCI EAFE Index, and 30% BarCap U.S. Govt/Credit).

We make several critical assumptions in determining our pension plan liabilities and related pension expense. We believe the most critical of these assumptions are the expected rate of return on plan assets and the discount rate. Other assumptions we make relate to employee demographic factors such as rate of compensation increases, mortality rates, retirement patterns and turnover rates.

Based on the investment policy for the pension plan, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2010 pension expense or income is 8.00% for the plan. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.

The discount rate is chosen as the rate at which pension obligations could be effectively settled and is based on capital market conditions as of the measurement date. We have matched the timing and duration of the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed income debt instruments to select our discount rate. Based upon this cash flow matching analysis, we selected a weighted average discount rate for the U.S. plans of 6.54% at December 31, 2009.

Net periodic benefit cost for our defined benefit pension plans was $7.3 million, $46.9 million and $51.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The decreasing trend in pension cost over these periods was primarily due to the curtailment and subsequent remeasurment which is discussed below, and the change in assumptions for the rate of return on plan assets, the discount rate and the rate of compensation increases. Refer to Note 7 of the Consolidated Financial Statements for more information regarding employee benefit plans.

In April 2009, the Company recorded a $4.3 million non-cash curtailment adjustment in connection with a reorganization, which reduced the expected years of future service of employees covered by the U.S. defined benefit pension plan.

In July 2009, the Company announced changes to the U.S. postretirement benefit plan. Effective January 1, 2010, future retirees will no longer receive employer-provided medical benefits and current pre-65 retirees will no longer receive employer-provided post-65 benefits (beyond an access-only arrangement).

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008:

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(In thousands except per share data)

2009
Net Sales	$2,444,496	$2,535,045	$2,606,757	$2,471,214
Gross Profit	732,201	744,855	765,246	767,460
Net Income	89,159	103,610	107,639	99,167
Earnings Per Share:
Basic	.56	.65	.67	.62
Diluted	.56	.65	.67	.62
2008
Net Sales	$2,739,473	$2,873,485	$2,882,115	$2,520,190
Gross Profit	819,483	852,213	849,005	751,789
Net Income	123,543	133,073	131,017	87,784
Earnings Per Share:
Basic	.75	.81	.81	.55
Diluted	.75	.81	.81	.55

We recorded the quarterly earnings per share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share will not necessarily total the annual basic and diluted earnings per share.

The preparation of interim consolidated financial statements requires management to make estimates and assumptions for the amounts reported in the interim condensed consolidated financial statements. Specifically, the Company makes certain estimates in its interim consolidated financial statements for the accrual of bad debts, inventory adjustments and discount and volume incentives earned. Bad debts are accrued based on a percentage of sales, and volume incentives are estimated based upon cumulative and projected purchasing levels. Inventory adjustments are accrued on an interim basis and adjusted in the fourth quarter based on the annual October 31 book-to-physical inventory adjustment. The methodology and practices used in deriving estimates for interim reporting typically results in adjustments upon accurate determination at year-end. The effect of these adjustments in 2009 and 2008 was not significant.

FORWARD-LOOKING STATEMENTS

Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission (SEC) or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, the ability to maintain favorable supplier arrangements and relationships, changes in general economic conditions, the growth rate of the market demand for the Company’s products and services, competitive product, service and pricing pressures, including internet related initiatives, changes in financial markets, including particularly the capital and credit markets, impairment of financial institutions, the effectiveness of the Company’s promotional, marketing and advertising programs, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as other risks and uncertainties discussed in the Company’s Annual Report on Form 10-K for 2009 and from time to time in the Company’s subsequent filings with the SEC.

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-Q, Form 8-K and other reports to the SEC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses.

Foreign Currency

The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposure is the Canadian dollar, which is the functional currency of our Canadian operations. Foreign currency exchange exposure particularly in regard to the Canadian dollar and, to a lesser extent, the Mexican peso, negatively impacted our results for the year ended December 31, 2009.

During 2009 and 2008, it was estimated that a 10% shift in exchange rates between those foreign functional currencies and the U.S. dollar would have impacted translated net sales by approximately $104 million and $118 million, respectively.

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

Management’s report on internal control over financial reporting

A report of management’s assessment of our internal control over financial reporting, as such term is defined in SEC Rule 13a-15(f), as of December 31, 2009 is set forth in a separate section of this report. See “Index to Consolidated Financial Statements and Financial Statement Schedules” beginning on page F-1.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Thomas C. Gallagher, age 62, has been President of the Company since 1990, Chief Executive Officer since August 2004 and Chairman of the Board since February 2005. Mr. Gallagher served as Chief Operating Officer of the Company from 1990 until August 2004.

Jerry W. Nix, age 64, was appointed as a director of the Company and elected Vice-Chairman by the Board of Directors in November 2005. He is Executive Vice President-Finance and Chief Financial Officer of the Company, a position he has held since 2000. Previously, Mr. Nix held the position of Senior Vice President-Finance from 1990 to 2000.

Robert J. Susor, age 64, has been the Executive Vice President of the Company since 2003. Mr. Susor previously served as Senior Vice President-Market Development from 1991 to 2003.

Paul D. Donahue, age 53, was appointed President of the Automotive Parts Group in July 2009 and is also Executive Vice President of the Company, a position he has held since August 2007. Previously, Mr. Donahue was President and Chief Operating Officer of S.P. Richards Company from 2004 to 2007 and was Executive Vice President — Sales and Marketing in 2003, the year he joined the Company.

Bruce Clayton, age 63, has been the Senior Vice President-Human Resources at the Company since November 2004. Previously, Mr. Clayton held the position of Vice President-Risk Management and Employee Services from June 2000 to November 2004.

Further information required by this item is set forth under the heading “Nominees for Director”, under the heading “Corporate Governance — Code of Conduct and Ethics”, under the heading “Corporate Governance -Board Committees — Audit Committee”, and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this item is set forth under the headings “Executive Compensation”, “Additional Information Regarding Executive Compensation”, “2009 Grants of Plan-Based Awards”, “2009 Outstanding Equity Awards at Fiscal Year-End”, “2009 Option Exercises and Stock Vested”, “2009 Pension Benefits”, “2009 Nonqualified Deferred Compensation”, “Post Termination Payments and Benefits”, “Compensation, Nominating and Governance Committee Report”, and “Compensation, Nominating and Governance Committee Interlocks and Insider Participation” of the Proxy Statement. All such information in the Proxy Statement is incorporated herein by reference, except that the information contained in the Proxy Statement under the heading “Compensation, Nominating and Governance Committee Report” or under the heading “Audit Committee Report” is specifically not so incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Certain information required by this item is set forth below. Additional information required by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information as of December 31, 2009 about the common stock that may be issued under all of the Company’s existing equity compensation plans:

				(c)
				Number of Securities
				Remaining Available for
	(a)		(b)	Future Issuance Under
	Number of Securities to		Weighted Average	Equity Compensation
	be Issued upon Exercise		Exercise Price of	Plans (Excluding
	of Outstanding Options,		Outstanding Options,	Securities
Plan Category	Warrants and Rights(1)		Warrants and Rights	Reflected in Column (a))

Equity Compensation Plans Approved by Shareholders:	59,315	(2)	$26.62	-0-
	4,136,303	(3)	$37.87	-0-
	2,553,702	(4)	$43.56	5,405,579	(6)
Equity Compensation Plans Not Approved by Shareholders:	58,234	(5)	n/a	941,766

Total	6,807,554		—	6,347,345

(1)	Reflects the maximum number of shares issuable pursuant to the exercise or conversion of stock options, stock appreciation rights, restricted stock units and common stock equivalents. The actual number of shares issued upon exercise of stock appreciation rights is calculated based on the excess of fair market value of our common stock on date of exercise and the grant price of the stock appreciation rights.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item is set forth under the heading “Proposal 2. Ratification of Selection of Independent Auditors” of the Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this report

(1) Financial Statements

The following consolidated financial statements of Genuine Parts Company and subsidiaries are included in this Annual Report on Form 10-K. See, also, the Index to Consolidated Financial Statements on Page F-1.

Report of independent registered public accounting firm on internal control over financial reporting

Report of independent registered public accounting firm on the financial statements

Consolidated balance sheets — December 31, 2009 and 2008

Consolidated statements of income — Years ended December 31, 2009, 2008 and 2007

Consolidated statements of equity — Years ended December 31, 2009, 2008 and 2007

Consolidated statements of cash flows — Years ended December 31, 2009, 2008 and 2007

Notes to consolidated financial statements — December 31, 2009

(2) Financial Statement Schedules

The following consolidated financial statement schedule of Genuine Parts Company and subsidiaries, set forth immediately following the consolidated financials statements of Genuine Parts Company and Subsidiaries, is filed pursuant to Item 15(c):

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

Exhibit 10	.1*	Form of Amendment to Deferred Compensation Agreement, adopted February 13, 1989, between the Company and certain executive officers of the Company. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 15, 1989.)

Exhibit 10	.2*	1992 Stock Option and Incentive Plan, effective April 20, 1992. (Incorporated herein by reference from the Company’s Annual Meeting Proxy Statement, dated March 6, 1992.)
Exhibit 10	.3*	The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)
Exhibit 10	.4*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)
Exhibit 10	.5*	Genuine Parts Company Death Benefit Plan, effective July 15, 1997. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)
Exhibit 10	.6*	Restricted Stock Agreement dated February 25, 1999, between the Company and Thomas C. Gallagher. (Incorporated herein by reference from the Company’s Form 10-Q, dated May 3, 1999.)
Exhibit 10	.7*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)
Exhibit 10	.8*	Amendment No. 2 to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)
Exhibit 10	.9*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)
Exhibit 10	.10*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)
Exhibit 10	.11*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)
Exhibit 10	.12*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 21, 2003.)
Exhibit 10	.13*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated November 19, 2001, effective November 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 21, 2003.)
Exhibit 10	.14*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated effective January 1, 2003, and executed October 22, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)
Exhibit 10	.15*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, dated October 27, 2003, effective January 1, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)
Exhibit 10	.16*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)
Exhibit 10	.17*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)
Exhibit 10	.18*	Genuine Parts Company 2004 Annual Incentive Bonus Plan, effective January 1, 2004. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)
Exhibit 10	.19*	Description of Director Compensation. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10	.20*	Genuine Parts Company Stock Appreciation Rights Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)
Exhibit 10	.21*	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 28, 2005, effective January 1, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)
Exhibit 10	.22*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, dated November 9, 2005, effective January 1, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)
Exhibit 10	.23*	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, dated December 28, 2005, effective January 1, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)
Exhibit 10	.24*	Amendment No. 2 to the Genuine Parts Company Death Benefit Plan, dated November 9, 2005, effective April 1, 2005. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)
Exhibit 10	.25*	Genuine Parts Company 2006 Long-Term Incentive Plan, effective April 17, 2006. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated April 18, 2006.)
Exhibit 10	.26*	Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 28, 2007.)
Exhibit 10	.27*	Amendment No. 4 to the Genuine Parts Company Supplemental Retirement Plan, dated November 28, 2007, effective January 1, 2008. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.28*	Amendment No. 1 to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated November 19, 2007, effective January 1, 2008. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.29*	Amendment No. 6 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2007, effective January 1, 2008. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.30*	Amendment to the Genuine Parts Company 2004 Annual Incentive Bonus Plan, dated March 27, 2007, effective March 27, 2007. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.31*	Amendment No. 2 to the Genuine Parts Company 2004 Annual Incentive Bonus Plan, dated November 19, 2007, effective November 19, 2007. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.32*	Amendment No. 2 to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 19, 2007, effective November 19, 2007. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.33*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.34*	Genuine Parts Company Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.35*	Specimen Change in Control Agreement, as amended and restated as of November 19, 2007. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.36*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 27, 2009.)
Exhibit 10	.37*	Genuine Parts Company 2009 Annual Incentive Bonus Plan, dated March 31, 2009, effective January 1, 2009. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q dated May 7, 2009).

*	Indicates management contracts and compensatory plans and arrangements.

Exhibit 21	Subsidiaries of the Company.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1	Certification signed by Chief Executive Officer pursuant to SEC Rule 13a-14(a).
Exhibit 31.2	Certification signed by Chief Financial Officer pursuant to SEC Rule 13a-14(a).
Exhibit 32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
Exhibit 32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:
i) the Consolidated Balance Sheets as of December 31, 2009 and 2008; (ii) the Consolidated Statements of Income for the Years ended December 31, 2009, 2008 and 2007; (iii) the Consolidated Statements of Equity for the Years ended December 31, 2009, 2008 and 2007; (iv) the Consolidated Statements of Cash Flows for Years ended December 31, 2009, 2008 and 2007; (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text; and (vi) Financial Statement Schedule II - Valuation and Qualifying Accounts.

(b) Exhibits

See the response to Item 15(a)(3) above.

(c) Financial Statement Schedules

See the response to Item 15(a)(2) above.

SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUINE PARTS COMPANY

/s/ Thomas C. Gallagher	2/26/10	/s/ Jerry W. Nix	2/26/10

Thomas C. Gallagher	(Date)	Jerry W. Nix	(Date)
Chairman, President and Chief Executive Officer		Vice Chairman and Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Mary B. Bullock	2/15/10	/s/ Jean Douville	2/15/10

Dr. Mary B. Bullock	(Date)	Jean Douville	(Date)
Director		Director

/s/ Thomas C. Gallagher	2/15/10	/s/ George C. Guynn	2/15/10

Thomas C. Gallagher	(Date)	George C. Guynn	(Date)
Director		Director

/s/ John D. Johns	2/15/10	/s/ Michael M. E. Johns	2/15/10

John D. Johns	(Date)	Michael M. E. Johns	(Date)
Director		Director

/s/ J. Hicks Lanier	2/15/10	/s/ Wendy B. Needham	2/15/10

J. Hicks Lanier	(Date)	Wendy B. Needham	(Date)
Director		Director

/s/ Jerry W. Nix	2/15/10	/s/ Larry L. Prince	2/15/10

Jerry W. Nix	(Date)	Larry L. Prince	(Date)
Director		Director

/s/ Gary W. Rollins	2/15/10

Gary W. Rollins	(Date)
Director

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

Report of Management on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm on Financial Statements and Schedule	F-4
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-5
Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007	F-6
Consolidated Statements of Equity for the Years Ended December 31, 2009, 2008 and 2007	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	F-8
Notes to Consolidated Financial Statements	F-9
Financial Statement Schedule II — Valuation and Qualifying Accounts	S-1
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Report of Management

Genuine Parts Company

Management’s Responsibility for the Financial Statements

We have prepared the accompanying consolidated financial statements and related information included herein for the years ended December 31, 2009, 2008 and 2007. The opinion of Ernst & Young LLP, the Company’s independent registered public accounting firm, on those consolidated financial statements is included herein. The primary responsibility for the integrity of the financial information included in this annual report rests with management. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances based on our best estimates and judgments and giving due consideration to materiality.

Management’s Report on Internal Control over Financial Reporting

The management of Genuine Parts Company and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and to the board of directors regarding the preparation and fair presentation of the Company’s published consolidated financial statements. The Company’s internal control over financial reporting includes those policies and procedures that:

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP has issued an audit report on the Company’s operating effectiveness of internal control over financial reporting as of December 31, 2009. This report appears on page F-3.

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

February 26, 2010

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Genuine Parts Company

We have audited Genuine Parts Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genuine Parts Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the Management’s Report on Internal Control over Financial Reporting section of the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Genuine Parts Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genuine Parts Company as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2009 of Genuine Parts Company and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 26, 2010

Report of Independent Registered Public Accounting Firm on the Financial Statements

The Board of Directors and Shareholders of Genuine Parts Company

We have audited the accompanying consolidated balance sheets of Genuine Parts Company as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genuine Parts Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests with the adoption of the new guidance issued in FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB Accounting Standards Codification Topic 810, Consolidation) effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genuine Parts Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 26, 2010

Genuine Parts Company and Subsidiaries

Consolidated Balance Sheets

	December 31
	2009	2008
	(In thousands, except share data and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$336,803	$67,777
Trade accounts receivable, net	1,187,075	1,224,525
Merchandise inventories, net	2,214,076	2,316,880
Prepaid expenses and other current assets	294,874	262,238

Total current assets	4,032,828	3,871,420
Goodwill and other intangible assets, less accumulated amortization	171,532	158,825
Deferred tax asset	167,722	218,503
Other assets	147,583	114,337
Property, plant, and equipment:
Land	69,829	51,835
Buildings, less allowance for depreciation (2009 — $171,903; 2008 — $158,019)	212,859	151,959
Machinery and equipment, less allowance for depreciation (2009 — $519,272; 2008 — $470,513)	202,336	219,471

Net property, plant, and equipment	485,024	423,265

	$5,004,689	$4,786,350

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$1,094,347	$1,009,423
Accrued compensation	106,432	106,731
Other accrued expenses	100,931	84,116
Dividends payable	63,586	62,148
Income taxes payable	42,988	24,685

Total current liabilities	1,408,284	1,287,103
Long-term debt	500,000	500,000
Pension and other post-retirement benefit liabilities	300,197	502,605
Other long-term liabilities	166,836	103,264
Equity:
Preferred stock, par value $1 per share — authorized 10,000,000 shares; none issued	—	—
Common stock, par value $1 per share — authorized 450,000,000 shares; issued and outstanding 158,917,846 in 2009 and 159,442,508 shares in 2008	158,918	159,443
Accumulated other comprehensive loss	(309,897)	(478,562)
Retained earnings	2,772,309	2,643,451

Total parent equity	2,621,330	2,324,332
Noncontrolling interests in subsidiaries	8,042	69,046

Total equity	2,629,372	2,393,378

	$5,004,689	$4,786,350

See accompanying notes.

Genuine Parts Company and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31
	2009	2008	2007
	(In thousands, except per share amounts)

Net sales	$10,057,512	$11,015,263	$10,843,195
Cost of goods sold	7,047,750	7,742,773	7,625,972

Gross margin	3,009,762	3,272,490	3,217,223
Operating expenses:
Selling, administrative, and other expenses	2,219,935	2,359,829	2,278,155
Depreciation and amortization	90,411	88,698	87,702
Provision for doubtful accounts	28,463	23,883	13,514

Total operating expenses	2,338,809	2,472,410	2,379,371
Non-operating expenses (income):
Interest expense	27,885	31,721	31,327
Other	(1,097)	(109)	(10,220)

Total non-operating expenses	26,788	31,612	21,107

Income before income taxes	644,165	768,468	816,745
Income taxes	244,590	293,051	310,406

Net income	$399,575	$475,417	$506,339

Basic net income per common share	$2.51	$2.93	$2.99

Diluted net income per common share	$2.50	$2.92	$2.98

Weighted average common shares outstanding	159,410	162,351	169,129
Dilutive effect of stock options and non-vested restricted stock awards	297	635	1,006

Weighted average common shares outstanding — assuming dilution	159,707	162,986	170,135

See accompanying notes.

Genuine Parts Company and Subsidiaries

Consolidated Statements of Equity

				Accumulated			Non-
			Additional	Other		Total	controlling
	Common Stock		Paid-In	Comprehensive	Retained	Parent	Interests in	Total
	Shares	Amount	Capital	Loss	Earnings	Equity	Subsidiaries	Equity
	(In thousands, except share and per share amounts)

Balance at January 1, 2007	170,530,874	$170,531	$—	$(242,534)	$2,621,994	$2,549,991	$60,716	$2,610,707
Net income	—	—	—	—	506,339	506,339	—	506,339
Foreign currency translation adjustment	—	—	—	78,877	—	78,877	—	78,877
Changes in fair value of derivative instruments, net of income taxes of $184	—	—	—	296	—	296	—	296
Pension and postretirement benefit adjustment, net of income taxes of $24,278	—	—	—	39,646	—	39,646	—	39,646

Comprehensive income						625,158		625,158

Cash dividends declared, $1.46 per share	—	—	—	—	(246,481)	(246,481)	—	(246,481)
Stock options exercised, including tax benefit of $4,438	530,262	530	14,438	—	—	14,968	—	14,968
Stock-based compensation	—	—	14,300	—	—	14,300	—	14,300
Purchase of stock	(4,995,886)	(4,996)	(28,738)	—	(207,486)	(241,220)	—	(241,220)
Noncontrolling interest activities	—	—	—	—	—	—	5,514	5,514

Balance at December 31, 2007	166,065,250	166,065	—	(123,715)	2,674,366	2,716,716	66,230	2,782,946
Net income	—	—	—	—	475,417	475,417	—	475,417
Foreign currency translation adjustment	—	—	—	(112,150)	—	(112,150)	—	(112,150)
Pension and postretirement benefit adjustment, net of income taxes of $160,695	—	—	—	(242,697)	—	(242,697)	—	(242,697)

Comprehensive income						120,570		120,570

Cash dividends declared, $1.56 per share	—	—	—	—	(253,166)	(253,166)	—	(253,166)
Stock options exercised, net of income taxes of $586	157,643	158	77	—	—	235	—	235
Stock-based compensation	—	—	12,977	—	—	12,977	—	12,977
Purchase of stock	(6,780,385)	(6,780)	(13,054)	—	(253,166)	(273,000)	—	(273,000)
Noncontrolling interest activities	—	—	—	—	—	—	2,816	2,816

Balance at December 31, 2008	159,442,508	159,443	—	(478,562)	2,643,451	2,324,332	69,046	2,393,378
Net income	—	—	—	—	399,575	399,575	—	399,575
Foreign currency translation adjustment	—	—	—	77,963	—	77,963	—	77,963
Pension and postretirement benefit adjustment, net of income taxes of $61,702	—	—	—	90,702	—	90,702	—	90,702

Comprehensive income						568,240		568,240

Cash dividends declared, $1.60 per share	—	—	—	—	(254,995)	(254,995)	—	(254,995)
Stock options exercised, net of income taxes of $684	197,718	198	996	—	—	1,194	—	1,194
Stock-based compensation	—	—	8,578	—	—	8,578	—	8,578
Purchase of stock	(722,380)	(723)	(9,574)	—	(15,722)	(26,019)	—	(26,019)
Noncontrolling interest activities	—	—	—	—	—	—	2,161	2,161
Purchase of remaining noncontrolling interest in Balkamp, Inc.	—	—	—	—	—	—	(63,165)	(63,165)

Balance at December 31, 2009	158,917,846	$158,918	$—	$(309,897)	$2,772,309	$2,621,330	$8,042	$2,629,372

See accompanying notes.

Genuine Parts Company and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31
	2009	2008	2007
	(In thousands)

Operating activities
Net income	$399,575	$475,417	$506,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,411	88,698	87,702
Excess tax expense (benefits) from share-based compensation	684	586	(4,438)
Gain on sale of property, plant, and equipment	(3,757)	(2,086)	(2,214)
Deferred income taxes	27,899	(40,023)	(8,066)
Stock-based compensation	8,578	12,977	14,300
Changes in operating assets and liabilities:
Trade accounts receivable, net	69,258	(19,695)	38,330
Merchandise inventories, net	194,743	(20,709)	(42,087)
Trade accounts payable	49,947	(14,307)	65,103
Other long-term assets	(28,506)	49,729	(11,806)
Other, net	36,466	(278)	(1,692)

	445,723	54,892	135,132

Net cash provided by operating activities	845,298	530,309	641,471
Investing activities
Purchases of property, plant and equipment	(69,445)	(105,026)	(115,648)
Proceeds from sale of property, plant, and equipment	12,042	11,721	67,656
Acquisition of businesses and other investments	(134,203)	(133,604)	(44,855)
Proceeds from disposal of businesses	—	12,575	5,249
Purchase of properties under construction and lease agreement	(72,814)	—	—

Net cash used in investing activities	(264,420)	(214,334)	(87,598)
Financing activities
Proceeds from debt	795,000	1,283,000	—
Payments on debt	(795,000)	(1,283,000)	—
Stock options exercised	1,878	821	10,530
Excess tax (expense) benefits from share-based compensation	(684)	(586)	4,438
Dividends paid	(253,558)	(251,808)	(243,244)
Purchase of stock	(26,019)	(273,000)	(241,220)
Changes in cash overdraft position	(52,000)	52,000	—

Net cash used in financing activities	(330,383)	(472,573)	(469,496)
Effect of exchange rate changes on cash	18,531	(7,462)	11,487

Net increase (decrease) in cash and cash equivalents	269,026	(164,060)	95,864
Cash and cash equivalents at beginning of year	67,777	231,837	135,973

Cash and cash equivalents at end of year	$336,803	$67,777	$231,837

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$219,888	$338,859	$324,399

Interest	$27,626	$31,297	$31,540

See accompanying notes.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2009

1.	Summary of Significant Accounting Policies

Business

Genuine Parts Company and all of its majority-owned subsidiaries (the Company) is a distributor of automotive replacement parts, industrial replacement parts, office products, and electrical/electronic materials. The Company serves a diverse customer base through approximately 2,000 locations in North America and, therefore, has limited exposure from credit losses to any particular customer, region, or industry segment. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

Principles of Consolidation

The consolidated financial statements include all of the accounts of the Company. The net income attributable to noncontrolling interests is not material to the Company’s consolidated net income. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates and the differences could be material.

Revenue Recognition

The Company records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the Company’s price to the customer is fixed and determinable and collectability is reasonably assured. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership.

Foreign Currency Translation

The consolidated balance sheets and statements of income of the Company’s foreign subsidiaries have been translated into U.S. dollars at the current and average exchange rates, respectively. The foreign currency translation adjustment is included as a component of accumulated other comprehensive (loss) income.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Trade Accounts Receivable and the Allowance for Doubtful Accounts

The Company evaluates the collectability of trade accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults, and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2009, 2008, and 2007, the Company recorded provisions for bad debts of approximately $28,463,000, $23,883,000, and $13,514,000, respectively. At December 31, 2009 and 2008, the allowance for doubtful accounts was approximately $16,590,000 and $18,588,000, respectively.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Merchandise Inventories, Including Consideration Received From Vendors

Merchandise inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for a majority of automotive parts, electrical/electronic materials, and industrial parts, and by the first-in, first-out (FIFO) method for office products and certain other inventories. If the FIFO method had been used for all inventories, cost would have been approximately $398,122,000 and $426,461,000 higher than reported at December 31, 2009 and 2008, respectively. During 2009, reductions in inventory levels in industrial and electrical parts inventories resulted in liquidations of LIFO inventory layers. The effect of the LIFO liquidation was to reduce cost of goods sold by approximately $22,000,000.

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

The Company enters into agreements at the beginning of each year with many of its vendors providing for inventory purchase incentives and advertising allowances. Generally, the Company earns inventory purchase incentives and advertising allowances upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of inventory purchase incentives and advertising allowances as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year, or, in the case of specific advertising allowances, upon completion of the Company’s obligations related thereto. While management believes the Company will continue to receive consideration from vendors in 2010 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives and allowances in the future.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepaid expenses and amounts due from vendors.

Goodwill and Other Intangible Assets

The Company reviews its goodwill and indefinite lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate that the carrying amount may exceed fair value. The present value of future cash flows approach was used to determine any potential impairment. The Company determined that these assets were not impaired and, therefore, no impairments were recognized for the years ended December 31, 2009, 2008, or 2007. If an impairment occurs at a future date, it may have the effect of increasing the volatility of the Company’s earnings.

Other Assets

Other assets are comprised of the following:

	December 31
	2009	2008
	(In thousands)

Retirement benefit assets	$7,642	$7,229
Investment accounted for under the cost method	21,400	21,400
Cash surrender value of life insurance policies	59,890	47,873
Other	58,651	37,835

Total other assets	$147,583	$114,337

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Buildings include certain leases capitalized at December 31, 2009 and 2008. Depreciation and amortization is primarily determined on a straight-line basis over the following estimated useful life of each asset: buildings and improvements, 10 to 40 years; machinery and equipment, 5 to 15 years.

Long-Lived Assets Other Than Goodwill

The Company assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. Impairment losses, if any, are measured based upon the difference between the carrying amount and the fair value of the assets.

Other Long-Term Liabilities

Other long-term liabilities are comprised of the following:

	December 31
	2009	2008
	(In thousands)

Post-employment and other benefit liabilities	$26,311	$10,920
Obligations under capital and other leases	13,504	12,708
Insurance liabilities	46,423	43,019
Deferred gain on sale-leaseback	17,496	18,477
Other taxes payable	39,973	12,027
Other	23,129	6,113

Total other long-term liabilities	$166,836	$103,264

The Company’s post-employment and other benefit liabilities consist primarily of actuarially determined obligations and deferred compensation plans. See Note 4 for further discussion of the Company’s obligations under capital leases and the sale-leaseback transaction. Other taxes payable consists primarily of unrecognized tax benefits.

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

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of the following:

	December 31
	2009	2008
	(In thousands)

Foreign currency translation	$95,513	$17,550
Unrecognized net actuarial loss, net of tax	(444,156)	(533,562)
Unrecognized prior service credit, net of tax	38,746	37,450

Total accumulated other comprehensive loss	$(309,897)	$(478,562)

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At December 31, 2009 and 2008, the fair value of fixed rate debt was approximately $533,000,000 and $491,000,000, respectively, based primarily on quoted prices for similar instruments. The fair value of fixed rate debt was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

Shipping and Handling Costs

Shipping and handling costs are classified as selling, administrative and other expenses in the accompanying consolidated statements of income and totaled approximately $120,000,000 in the year ended December 31, 2009 and $140,000,000 in the years ended December 31, 2008 and 2007.

Advertising Costs

Advertising costs are expensed as incurred and totaled $44,500,000, $42,800,000, and $44,700,000 in the years ended December 31, 2009, 2008, and 2007, respectively.

Accounting for Legal Costs

The Company’s legal costs expected to be incurred in connection with loss contingencies are expensed as such costs are incurred.

Stock Compensation

The Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans.

Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. The computation of diluted net income per common share includes the

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

dilutive effect of stock options, stock appreciation rights and non-vested restricted stock awards options. Options to purchase approximately 5,400,000, 4,400,000 and 1,600,000 shares of common stock ranging from $37 — $49 per share were outstanding at December 31, 2009, 2008 and 2007, respectively. These options were not included in the computation of diluted net income per common share because the options’ exercise price was greater than the average market price of common stock.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued guidance that establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling minority interests be reported as equity instead of a liability on the balance sheet. Additionally, it requires disclosure of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the income statement. The guidance is effective for fiscal years beginning on or after December 15, 2008. The Company adopted the guidance on January 1, 2009 and reclassified noncontrolling interests from liabilities to equity for all periods presented. Refer to Note 9 for a description of the Company’s acquisition of a substantial portion of the noncontrolling interests during 2009. The net income attributable to noncontrolling interests is not material to the Company’s consolidated net income.

In December 2008, the FASB provided additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. The new guidance is effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, these provisions are not required for earlier periods that are presented for comparative purposes. The Company adopted the guidance for the year ended December 31, 2009. Refer to Note 7 for the additional disclosures required by this guidance.

In June 2009, the FASB issued new guidance that addresses the elimination of the concept of a qualifying special purpose entity. It also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the guidance requires an ongoing assessment of whether a company is the primary beneficiary of the entity. The guidance is effective for the Company beginning on January 1, 2010. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the years ended December 31, 2009, 2008, and 2007 by reportable segment, as well as other identifiable intangible assets, are summarized as follows (in thousands):

	Goodwill
				Electrical/	Identifiable
			Office	Electronic	Intangible
	Automotive	Industrial	Products	Materials	Assets	Total

Balance as of January 1, 2007	$23,887	$31,409	$2,131	$—	$4,827	$62,254
Additions	300	13,593	—	—	7,424	21,317
Amortization	—	—	—	—	(1,118)	(1,118)

Balance as of December 31, 2007	24,187	45,002	2,131	—	11,133	82,453
Additions	19,767	25,834	8,423	2,870	27,548	84,442
Amortization	—	—	—	—	(2,861)	(2,861)
Foreign currency translation	(3,742)	—	—	—	(1,467)	(5,209)

Balance as of December 31, 2008	40,212	70,836	10,554	2,870	34,353	158,825
Additions	2	5,518	—	—	6,679	12,199
Amortization	—	—	—	—	(3,644)	(3,644)
Foreign currency translation	2,900	—	—	—	1,252	4,152

Balance as of December 31, 2009	$43,114	$76,354	$10,554	$2,870	$38,640	$171,532

3.	Credit Facilities

There were no amounts subject to variable rates at December 31, 2009 and 2008. The weighted average interest rate on the Company’s outstanding borrowings was approximately 5.45% at December 31, 2009 and 2008.

The Company maintains a $350,000,000 unsecured revolving line of credit with a consortium of financial institutions that matures in December 2012 and bears interest at LIBOR plus 0.30% (0.53% at December 31, 2009). The Company also has the option under this agreement to increase its borrowing an additional $200,000,000. No amounts were outstanding under this line of credit at December 31, 2009 and 2008. Certain borrowings contain covenants related to a maximum debt-to-capitalization ratio and certain limitations on additional borrowings. At December 31, 2009, the Company was in compliance with all such covenants. Due to the workers compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of $50,403,000 and $50,553,000 outstanding at December 31, 2009 and 2008, respectively.

Amounts outstanding under the Company’s credit facilities consist of the following:

	December 31
	2009	2008
	(In thousands)

Unsecured term notes:
November 30, 2001, Series B Senior Notes, $250,000,000, 6.23% fixed, due November 30, 2011	$250,000	$250,000
November 30, 2008, Senior Unsecured Notes, $250,000,000, 4.67% fixed, due November 30, 2013	250,000	250,000

Long-term debt	$500,000	$500,000

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Approximate maturities under the Company’s credit facilities are as follows (in thousands):

2010	$—
2011	250,000
2012	—
2013	250,000

$500,000

4.	Leased Properties

In June 2003, the Company completed an amended and restated master agreement to the $85,000,000 construction and lease agreement (the Agreement). The lessor in the Agreement was an independent third-party limited liability company, which had as its sole member a publicly traded corporation. Properties acquired by the lessor were constructed and/or then leased to the Company under operating lease agreements. On June 26, 2009, the Agreement expired. In accordance with the Agreement, the Company purchased the properties from the lessor for $72,814,000, including closing costs. The properties have been included in property, plant, and equipment in the accompanying consolidated balance sheet.

Rent expense related to the Agreement is recorded under selling, administrative, and other expenses in our consolidated statements of income and was $489,000, $2,586,000, and $4,877,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

In October 2007, the Company entered into a sale-leaseback transaction with a financial institution. In connection with the transaction, the Company sold certain automotive retail store properties and immediately leased the properties back over a lease term of twenty years. The lease was classified as an operating lease. Net proceeds from the transaction amounted to approximately $56,000,000. The Company realized a net gain of approximately $20,000,000, which was deferred and is being amortized over the lease term. The unamortized portion of the deferred gain is included in other long-term liabilities in the accompanying consolidated balance sheets.

At December 31, 2009 and 2008, buildings include $11,550,000 with accumulated depreciation of $7,823,000 and $6,831,000, respectively, for capital leases of distribution centers and stores. Depreciation expense for capital leases was approximately $1,828,000, $2,267,000, and $2,509,000 in 2009, 2008, and 2007, respectively.

Future minimum payments, by year and in the aggregate, under the capital and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2009 (in thousands):

	Capital	Operating
	Leases	Leases

2010	$1,296	$129,928
2011	1,021	101,048
2012	913	74,857
2013	815	54,997
2014	742	40,568
Thereafter	1,282	129,210

Total minimum lease payments	6,069	$530,608

Amounts representing interest	(2,342)

Present value of future minimum lease payments	$3,727

Rental expense for operating leases was approximately $153,523,000 in 2009, $159,562,000 in 2008, and $153,273,000 in 2007.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

5.	Stock Options and Restricted Stock Awards

The Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans.

For the year ended December 31, 2009, total compensation cost related to nonvested awards not yet recognized was approximately $4,500,000. The weighted-average period over which this compensation cost is expected to be recognized is approximately one year. The aggregate intrinsic value for options and RSUs outstanding at December 31, 2009 and 2008 was approximately $17,500,000 and $24,900,000, respectively. The aggregate intrinsic value for options and RSUs vested totaled approximately $12,200,000 and $13,300,000 at December 31, 2009 and 2008, respectively. At December 31, 2009, the weighted-average contractual life for outstanding and exercisable options and RSUs was five years. For the years ended December 31, 2009, 2008, and 2007, $8,578,000, $12,977,000, and $14,300,000 of share-based compensation cost was recorded, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $3,400,000, $5,200,000, and $5,700,000 for 2009, 2008, and 2007, respectively. There have been no modifications to valuation methodologies or methods during the years ended December 31, 2009, 2008, and 2007.

For the years ended December 31, 2008 and 2007 the fair value for options and SARs granted was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rate of 3.5% and 4.6%; dividend yield of 3.0% and 3.1%; annual historical volatility factor of the expected market price of the Company’s common stock of 17% and 21%; an average expected life and estimated turnover based on the historical pattern of existing grants of six years and 4.0% to 5.1%, respectively. The fair value of RSUs is based on the price of the Company’s stock on the date of grant. The Company had no grant activity for the year ended December 31, 2009. The total fair value of shares vested during the years ended December 31, 2009, 2008, and 2007, was $13,200,000, $14,900,000, and $10,500,000, respectively.

A summary of the Company’s stock option activity and related information is as follows:

	2009
		Weighted-
		Average
		Exercise
	Shares(1)	Price(2)
	(In thousands)

Outstanding at beginning of year	7,471	$41
Granted	—	—
Exercised	(434)	31
Forfeited	(288)	44

Outstanding at end of year (3)	6,749	$41

Exercisable at end of year	5,356	$40

Shares available for future grants	5,406

(1)	Shares include Restricted Stock Units (RSUs).

(2)	The weighted-average exercise price excludes RSUs.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(3)	The exercise prices for options outstanding as of December 31, 2009 ranged from approximately $21 to $49. The weighted-average remaining contractual life of all options outstanding is approximately six years.

The weighted-average grant date fair value of options and SARs granted during the years 2008 and 2007 was $5.78 and $9.64, respectively. The Company had no grant activity for the year ended December 31, 2009. The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $4,700,000, $5,000,000, and $15,600,000.

In 2008, the Company granted approximately 1,385,000 SARs and 116,000 RSUs. In 2007, the Company granted approximately 1,272,000 SARs and 95,000 RSUs.

A summary of the Company’s nonvested share awards (RSUs) activity is as follows:

		Weighted-
		Average Grant
		Date Fair
Nonvested Share Awards (RSUs)	Shares	Value
	(In thousands)

Nonvested at January 1, 2009	274	$42
Granted	—	—
Vested	(68)	44
Forfeited	(80)	42

Nonvested at December 31, 2009	126	$42

For the years ended December 31, 2009, 2008 and 2007 approximately ($684,000), ($586,000) and $4,430,000, respectively, of excess tax (expense) benefits was classified as a financing cash (outflow) inflow.

6.	Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. As such, no U.S. federal and state income taxes have been provided thereon, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2009	2008
	(In thousands)

Deferred tax assets related to:
Expenses not yet deducted for tax purposes	$151,488	$114,092
Pension liability not yet deducted for tax purposes	267,544	326,808
Capital loss	24,780	24,787
Valuation allowance	(24,780)	(24,787)

	419,032	440,900

Deferred tax liabilities related to:
Employee and retiree benefits	150,294	125,655
Inventory	79,327	79,304
Property, plant and equipment	30,438	17,614
Other	19,047	13,250

	279,106	235,823

Net deferred tax asset	139,926	205,077
Current portion of deferred tax liability	27,796	13,426

Non-current deferred tax asset	$167,722	$218,503

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The current portion of the deferred tax liability is included in income taxes payable in the consolidated balance sheets. The Company has a capital loss carryforward of approximately $62,000,000 that will expire in 2013.

The components of income tax expense are as follows:

	2009	2008	2007
	(In thousands)

Current:
Federal	$171,691	$261,250	$262,922
State	28,591	45,167	42,101
Foreign	16,409	26,657	13,449
Deferred	27,899	(40,023)	(8,066)

	$244,590	$293,051	$310,406

The reasons for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

	2009	2008	2007
	(In thousands)

Statutory rate applied to income	$225,458	$268,964	$285,861
Plus state income taxes, net of Federal tax benefit	20,977	25,831	26,672
Capital loss	—	(30,038)	—
Capital loss — valuation allowance	—	24,787	—
Other	(1,845)	3,507	(2,127)

	$244,590	$293,051	$310,406

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2006 or subject to non-United States income tax examinations for years ended prior to 2002. The Company is currently under audit in the United States and Canada. Some audits may conclude in the next 12 months and the unrecognized tax benefits recorded in relation to the audits may differ from actual settlement amounts. It is not possible to estimate the effect, if any, of the amount of such change during the next twelve months to previously recorded uncertain tax positions in connection with the audits. However, the Company does not anticipate total unrecognized tax benefits will significantly change during the year due to the settlement of audits and the expiration of statutes of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
	(In thousands)

Balance at beginning of year	$36,429	$32,100
Additions based on tax positions related to the current year	9,029	7,376
Additions for tax positions of prior years	994	3,790
Reductions for tax positions for prior years	(570)	(190)
Reduction for lapse in statute of limitations	(3,206)	(5,449)
Settlements	(1,663)	(1,198)

Balance at end of year	$41,013	$36,429

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The amount of gross tax effected unrecognized tax benefits as of December 31, 2009 and 2008 was approximately $41,013,000 and $36,429,000, respectively, of which approximately $15,129,000 and $14,417,000, respectively, if recognized, would affect the effective tax rate. During the years ended December 31, 2009, 2008, and 2007, the Company paid interest and penalties of approximately $363,000, $815,000, and $600,000, respectively. The Company had approximately $7,691,000 and $5,004,000 of accrued interest and penalties at December 31, 2009 and 2008, respectively. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

7.	Employee Benefit Plans

The Company’s defined benefit pension plans cover most of its employees in the U.S. and Canada. The plan covering U.S. employees is noncontributory and benefits are based on the employees’ compensation during the highest five of their last ten years of credited service. The Canadian plan is contributory and benefits are based on career average compensation. The Company’s funding policy is to contribute an amount equal to the minimum required contribution under ERISA. The Company may increase its contribution above the minimum if appropriate to its tax and cash position and the plans’ funded position.

In 2008, the U.S. defined benefit plan was amended to prohibit employees hired on or after March 1, 2008 from participating in the plan. The plan was also amended to freeze credited service for participants who do not meet certain age and length of service requirements as of December 31, 2008. However, the plan continues to reflect future pay increases for all participants.

In April 2009, the Company recorded a $4,298,000 non-cash curtailment adjustment in connection with a reorganization, which reduced the expected years of future service of employees covered by the U.S. defined benefit pension plan. Curtailment accounting is required if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services.

The Company also sponsors unfunded supplemental retirement plans covering employees in the U.S. and Canada and other postretirement benefit plans in the U.S. The Company uses a measurement date of December 31st for its pension and other postretirement benefit plans.

In July 2009, the Company announced changes to the U.S. postretirement benefit plan. Effective January 1, 2010, future retirees will no longer receive employer-provided medical benefits and current pre-65 retirees will no longer receive employer-provided post-65 medical benefits (beyond an access-only arrangement).

			Other Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Changes in benefit obligation
Benefit obligation at beginning of year	$1,450,030	$1,387,669	$29,318	$28,640
Service cost	16,534	53,311	443	880
Interest cost	93,493	90,300	1,264	1,614
Plan participants’ contributions	3,219	3,216	3,735	3,782
Plan amendments	—	(66,349)	(13,182)	—
Actuarial (gain) loss	(21,257)	51,042	(1,190)	1,282
Exchange rate loss (gain)	15,311	(24,446)	—	—
Gross benefits paid	(48,027)	(44,713)	(7,349)	(7,664)
Less federal subsidy	N/A	N/A	472	784
Curtailments	(7,219)	—	—	—

Benefit obligation at end of year	$1,502,084	$1,450,030	$13,511	$29,318

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The benefit obligations for the Company’s U.S. pension plans included in the above were $1,382,677,000 and $1,360,045,000 at December 31, 2009 and 2008, respectively. The total accumulated benefit obligation for the Company’s defined benefit pension plans was approximately $1,315,266,000 and $1,238,101,000 at December 31, 2009 and 2008, respectively.

The assumptions used to measure the pension and other postretirement plan benefit obligations for the plans at December 31, 2009 and 2008, were:

			Other Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008

Weighted-average discount rate	6.54%	6.50%	5.20%	6.00%
Rate of increase in future compensation levels	3.75%	3.75%	—	—

A 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed on December 31, 2009. The rate was assumed to decrease ratably to 5% at December 31, 2014, and thereafter.

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Changes in plan assets
Fair value of plan assets at beginning of year	$977,867	$1,365,776	$—	$—
Actual return on plan assets	211,000	(326,669)	—	—
Exchange rate gain (loss)	16,028	(23,098)	—	—
Employer contributions	56,328	3,355	3,614	3,882
Plan participants’ contributions	3,219	3,216	3,735	3,782
Benefits paid	(48,027)	(44,713)	(7,349)	(7,664)

Fair value of plan assets at end of year	$1,216,415	$977,867	$—	$—

The fair values of plan assets for the Company’s U.S. pension plans included in the above were $1,092,787,000 and $882,211,000 at December 31, 2009 and 2008, respectively.

The asset allocations for the Company’s funded pension plans at December 31, 2009 and 2008, and the target allocation for 2010, by asset category were:

		Percentage of
	Target	Plan Assets at
	Allocation	December 31
	2010	2009	2008

Asset Category
Equity securities	64%	64%	58%
Debt securities	35%	35%	39%
Real estate	1%	1%	3%

	100%	100%	100%

The Company’s benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of the funds. The pension plan strategy implemented by the Company’s management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in the U.S. and Canada, as well as fiduciary standards. The long-term primary objectives for the pension plans are to provide for a reasonable amount of long-term growth of capital, without undue exposure to risk,

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

protect the assets from erosion of purchasing power, and provide investment results that meet or exceed the pension plans’ actuarially assumed long term rates of return. The Company’s investment strategy with respect to pension plan assets is to generate a return in excess of the passive portfolio benchmark (50% S&P 500 Index, 5% Russell Mid Cap Index, 10% Russell 2000 Index, 5% MSCI EAFE Index, and 30% BarCap U.S. Govt/Credit).

The fair values of the plan assets as of December 31, 2009, by asset category, are shown in the table below. Various inputs are considered when determining the value of the Company’s pension plan assets. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Level 1 represents observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 represents other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.) Level 3 represents significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The valuation methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. Equity securities are valued at the closing price reported on the active market on which the individual securities are traded on the last day of the calendar plan year. Debt securities including corporate bonds, U.S. Government securities, and asset-backed securities are valued using price evaluations reflecting the bid and/or ask sides of the market for an investment as of the last day of the calendar plan year. Real estate value is based on the last appraised or interim valuation. The timing of the individual property appraisals is spread throughout the four quarters of the year.

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Equity Securities
Common stocks — mutual funds — equity	$258,124	$258,124	$—	$—
Genuine Parts Company	76,563	76,563	—	—
Other stocks and limited partnerships	449,597	449,597	—	—
Debt Securities
Short-term investments	42,201	42,201	—	—
Cash & equivalents	294	294	—	—
Government bonds	92,468	48,627	43,841	—
Corporate bonds	155,535	—	155,535	—
Asset-backed & mortgage backed securities	34,746	—	34,746	—
Other-international	15,011	14,994	17	—
Municipal bonds	785	—	785	—
Mutual funds-fixed income	86,899	—	86,899	—
Real Estate
Real estate	4,192	—	—	4,192

Total	$1,216,415	$890,400	$321,823	$4,192

Equity securities include Genuine Parts Company common stock in the amounts of $76,563,000 (6.3% of total plan assets) and $76,361,000 (7.8% of total plan assets) at December 31, 2009 and 2008, respectively. Dividend payments received by the plan on Company stock totaled approximately $3,227,000 and $3,146,000 in 2009 and

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2008, respectively. Fees paid during the year for services rendered by parties in interest were based on customary and reasonable rates for such services.

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2009 due to the following:

Real Estate
(In thousands)

Balance, beginning of year	$5,449
Actual return on assets held at end of year	(1,257)

Balance, end of year	$4,192

Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2010 pension cost or income is 8.00% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.

The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31:

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Other long-term asset	$7,642	$7,229	$—	$—
Other current liability	(3,595)	(2,742)	(3,030)	(3,363)
Pension and other post-retirement liabilities	(289,716)	(476,650)	(10,481)	(25,955)

	$(285,669)	$(472,163)	$(13,511)	$(29,318)

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Net actuarial loss	$715,678	$863,484	$21,625	$24,575
Prior service (credit) cost	(52,270)	(63,578)	(11,795)	1,161

	$663,408	$799,906	$9,830	$25,736

For the pension benefits, the following table reflects the total benefits expected to be paid from the plans’ or the Company’s assets. Of the pension benefits expected to be paid in 2010, approximately $3,595,000 is expected to be paid from employer assets. For pension benefits, expected contributions reflect amounts expected to be contributed to funded plans. For other postretirement benefits, the following table reflects only the Company’s share of the benefit cost. The expected benefit payments show the Company’s cost without regard to income from federal subsidy payments received pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (MMA). Expected federal subsidy payments, which reduce the Company’s cost for the plan, are shown separately.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Information about the expected cash flows for the pension plans and other post retirement benefit plans follows:

		Other Postretirement Benefits
			Expected
	Pension Benefits	Gross	Federal Subsidy
	(In thousands)

Employer contribution
2010 (expected)	$915	$3,030	$—
Expected benefit payments
2010	$52,842	$3,402	$(372)
2011	57,848	2,745	(144)
2012	65,807	2,151	(139)
2013	72,272	1,750	(133)
2014	78,555	1,550	(127)
2015 through 2019	493,671	4,641	(495)

Net periodic benefit cost included the following components:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
	(In thousands)			(In thousands)

Service cost	$16,534	$53,311	$53,700	$443	$880	$750
Interest cost	93,493	90,300	82,029	1,264	1,614	1,441
Expected return on plan assets	(113,370)	(114,690)	(110,131)	—	—	—
Amortization of prior service (credit) cost	(7,010)	(24)	(338)	(225)	371	371
Amortization of actuarial loss	21,990	17,962	25,909	1,759	1,616	1,424
Curtailment gain	(4,298)	—	—	—	—	—

Net periodic benefit cost	$7,339	$46,859	$51,169	$3,241	$4,481	$3,986

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	2009	2008	2007	2009	2008	2007
	(In thousands)

Current year actuarial (gain) loss	$(125,816)	$488,384	$(40,508)	$(1,190)	$1,282	$3,874
Recognition of actuarial loss	(21,990)	(17,962)	(25,909)	(1,759)	(1,616)	(1,424)
Current year prior service credit	—	(66,349)	—	(13,182)	—	—
Recognition of prior service credit (cost)	11,308	24	338	225	(371)	(371)

Total recognized in other comprehensive income	$(136,498)	$404,097	$(66,079)	$(15,906)	$(705)	$2,079

Total recognized in net periodic benefit cost and other comprehensive income	$(129,159)	$450,956	$(14,910)	$(12,665)	$3,776	$6,065

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The estimated amounts that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in 2010 are as follows:

		Other Post-
	Pension	Retirement
	Benefits	Benefits
	(In thousands)

Actuarial loss	$37,616	$1,792
Prior service credit	(6,951)	(1,059)

Total	$30,665	$733

The assumptions used in measuring the net periodic benefit costs for the plans follow:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Weighted average discount rate	6.97%	6.49%	6.00%	5.79%	5.75%	5.75%
Rate of increase in future compensation levels	3.75%	3.75%	3.75%	—	—	—
Expected long-term rate of return on plan assets	8.00%	8.25%	8.25%	—	—	—

An 8% annual rate of increase in the per capita cost of covered health care benefits was assumed on December 31, 2008. The rate was assumed to decrease ratably to 5% at December 31, 2014, and thereafter.

The effect of a one-percentage point change in the assumed health care cost trend rate is as follows:

	Decrease	Increase
	(In thousands)

Total service and interest cost components of 2009 net periodic postretirement health care benefit cost	$(358)	$587
Accumulated postretirement benefit obligation for health care benefits at December 31, 2009	(1,147)	1,576

The Company has two defined contribution plans that cover substantially all of its domestic employees. The Company’s matching contributions are determined based on the employee’s participation in the U.S. pension plan. Pension plan participants who continue earning credited service after 2008 receive a matching contribution of 20% of the first 6% of the employee’s salary. Other employees receive a matching contribution of 100% of the first 5% of the employee’s salary. Total plan expense for both plans was approximately $31,783,000 in 2009, $7,252,000 in 2008, and $7,245,000 in 2007.

8.	Guarantees

The Company guarantees the borrowings of certain independently controlled automotive parts stores (independents) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (affiliates). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that it is not the primary beneficiary with respect to any of the independents and that the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At December 31, 2009, the Company was in compliance with all such covenants.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2009, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $200,857,000. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

The Company has accrued for guarantees related to the independents’ and affiliates’ borrowings as of December 31, 2009 and 2008. These liabilities are not material to the financial position of the Company and are included in other long-term liabilities in the accompanying consolidated balance sheets.

9.	Acquisitions

During 2009, the Company acquired eight companies in the Industrial and Automotive Groups for approximately $71,038,000. The Company allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s consolidated statements of income beginning on their respective acquisition dates. The Company recorded approximately $12,199,000 of goodwill and other intangible assets associated with the acquisitions.

On June 1, 2009, the Company acquired the remaining noncontrolling interest in its consolidated subsidiary, Balkamp, Inc., for approximately $63,165,000. The acquisition was accounted for as an equity transaction and the associated noncontrolling interest in the subsidiary’s equity was eliminated as part of the transaction.

During 2008, the Company acquired eleven companies in the Automotive, Industrial, Office Supply and Electrical/Electronic Groups for approximately $133,604,000. The Company allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s consolidated statements of income beginning on their respective acquisition dates. The Company recorded approximately $84,442,000 of goodwill and other intangible assets associated with these acquisitions.

10.	Subsequent Events

The Company has evaluated subsequent events during the period beginning January 1, 2010 through February 26, 2010, the date the consolidated financial statements were issued. The Company concluded that there were no events or transactions occurring during this period that required recognition or disclosure in the accompanying consolidated financial statements.

11.	Segment Data

The Company’s reportable segments consist of automotive, industrial, office products, and electrical/electronic materials. Within the reportable segments, certain of the Company’s operating segments are aggregated since they have similar economic characteristics, products and services, type and class of customers, and distribution methods.

The Company’s automotive segment distributes replacement parts (other than body parts) for substantially all makes and models of automobiles, trucks, and other vehicles.

The Company’s industrial segment distributes a wide variety of industrial bearings, mechanical and fluid power transmission equipment, including hydraulic and pneumatic products, material handling components, and related parts and supplies.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company’s office products segment distributes a wide variety of office products, computer supplies, office furniture, and business electronics.

The Company’s electrical/electronic materials segment distributes a wide variety of electrical/electronic materials, including insulating and conductive materials for use in electronic and electrical apparatus.

Inter-segment sales are not significant. Operating profit for each industry segment is calculated as net sales less operating expenses excluding general corporate expenses, interest expense, equity in income from investees, amortization, and noncontrolling interests. Approximately $38,900,000, $49,900,000, and $46,900,000 of income before income taxes was generated in jurisdictions outside the United States for the years ending December 31, 2009, 2008, and 2007, respectively. Net sales and net long-lived assets by country relate directly to the Company’s operations in the respective country. Corporate assets are principally cash and cash equivalents and headquarters’ facilities and equipment.

For management purposes, net sales by segment exclude the effect of certain discounts, incentives, and freight billed to customers. The line item “other” represents the net effect of the discounts, incentives, and freight billed to customers, which are reported as a component of net sales in the Company’s consolidated statements of income.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Segment Data

	2009	2008	2007	2006	2005
	(In thousands)

Net sales:
Automotive	$5,225,389	$5,321,536	$5,311,873	$5,185,080	$5,013,460
Industrial	2,885,782	3,514,661	3,350,954	3,107,593	2,795,699
Office products	1,639,018	1,732,514	1,765,055	1,779,832	1,662,393
Electrical/electronic materials	345,808	465,889	436,318	408,138	341,513
Other	(38,485)	(19,337)	(21,005)	(22,701)	(30,015)

Total net sales	$10,057,512	$11,015,263	$10,843,195	$10,457,942	$9,783,050

Operating profit:
Automotive	$387,945	$385,356	$413,180	$399,931	$398,494
Industrial	162,353	294,652	281,762	257,022	214,222
Office products	126,104	144,127	156,781	166,573	157,408
Electrical/electronic materials	25,254	36,721	30,435	22,630	17,470

Total operating profit	701,656	860,856	882,158	846,156	787,594
Interest expense, net	(27,112)	(29,847)	(21,056)	(26,445)	(29,564)
Corporate expense	(24,913)	(55,119)	(38,300)	(44,341)	(45,299)
Intangible asset amortization	(3,644)	(2,861)	(1,118)	(463)	(396)
Other expense	(1,822)	(4,561)	(4,939)	(3,991)	(3,271)

Income before income taxes	$644,165	$768,468	$816,745	$770,916	$709,064

Assets:
Automotive	$2,825,693	$2,799,901	$2,785,619	$2,625,846	$2,711,620
Industrial	865,431	1,025,292	969,666	910,734	976,903
Office products	619,612	638,854	659,838	669,303	722,813
Electrical/electronic materials	76,716	95,655	101,419	105,623	113,913
Corporate	445,705	67,823	175,074	123,224	183,572
Goodwill and intangible assets	171,532	158,825	82,453	62,254	62,717

Total assets	$5,004,689	$4,786,350	$4,774,069	$4,496,984	$4,771,538

Depreciation and amortization:
Automotive	$65,554	$65,309	$65,810	$52,565	$44,102
Industrial	7,611	7,632	8,565	7,941	8,345
Office products	9,685	9,825	9,159	9,518	9,551
Electrical/electronic materials	1,666	1,572	1,566	1,394	1,612
Corporate	2,251	1,499	1,484	1,542	1,523
Intangible asset amortization	3,644	2,861	1,118	463	396

Total depreciation and amortization	$90,411	$88,698	$87,702	$73,423	$65,529

Capital expenditures:
Automotive	$53,911	$72,628	$91,359	$111,644	$68,062
Industrial	2,987	7,575	8,340	6,187	5,695
Office products	5,782	9,539	13,294	6,002	8,893
Electrical/electronic materials	676	1,406	2,340	904	1,550
Corporate	6,089	13,878	315	1,307	1,514

Total capital expenditures	$69,445	$105,026	$115,648	$126,044	$85,714

Net sales:
United States	$8,935,651	$9,716,029	$9,609,225	$9,314,970	$8,768,737
Canada	1,078,799	1,219,759	1,158,515	1,071,095	954,317
Mexico	81,547	98,812	96,460	94,578	90,011
Other	(38,485)	(19,337)	(21,005)	(22,701)	(30,015)

Total net sales	$10,057,512	$11,015,263	$10,843,195	$10,457,942	$9,783,050

Net long-lived assets:
United States	$402,937	$352,314	$337,136	$353,315	$326,200
Canada	78,502	67,731	85,532	72,556	62,841
Mexico	3,585	3,220	3,321	3,389	3,254

Total net long-lived assets	$485,024	$423,265	$425,989	$429,260	$392,295

Annual Report on Form 10-K

Item 15(c)

Financial Statement Schedule II — Valuation and Qualifying Accounts
Genuine Parts Company and Subsidiaries

	Balance at	Charged		Balance at
	Beginning	to Costs		End
	of Period	and Expenses	Deductions	of Period

Year ended December 31, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$13,456,070	$13,513,715	$(11,448,980)[1]	$15,520,805
Year ended December 31, 2008:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$15,520,805	$23,882,674	$(20,815,910)[1]	$18,587,569
Year ended December 31, 2009:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$18,587,569	$28,463,029	$(30,460,819)[1]	$16,589,779

[1]	Uncollectible accounts written off, net of recoveries.

S-1

ANNUAL REPORT ON FORM 10-K

INDEX OF EXHIBITS

The following exhibits are filed (or furnished, if so indicated) herewith as a part of this Report:

21	Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).
31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).
32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

The following exhibits are incorporated by reference as set forth in Item 15 of this Form 10-K:

— 3.1	Amended and Restated Articles of Incorporation of the Company, amended April 23, 2007.
— 3.2	By-Laws of the Company as amended and restated August 20, 2007.
— 4.2	Specimen Common Stock Certificate.
— 4.3	Note Purchase Agreement dated November 30, 2001.

Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

— 10	.1*	Form of Amendment to Deferred Compensation Agreement adopted February 13, 1989, between the Company and certain executive officers of the Company.
— 10	.2*	1992 Stock Option and Incentive Plan, effective April 20, 1992.
— 10	.3*	The Genuine Parts Company Restated Tax-Deferred Savings Plan, effective January 1, 1993.
— 10	.4*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996.
— 10	.5*	Genuine Parts Company Death Benefit Plan, effective July 15, 1997.
— 10	.6*	Restricted Stock Agreement dated February 25, 1999, between the Company and Thomas C. Gallagher.
— 10	.7*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated April 19, 1999, effective April 19, 1999.
— 10	.8*	Amendment to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999.
— 10	.9*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996.
— 10	.10*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999.
— 10	.11*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001.
— 10	.12*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001.
— 10	.13*	Amendment to the Genuine Parts Company 1992 Stock Option and Incentive Plan, dated November 19, 2001, effective November 19, 2001.
— 10	.14*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated effective January 1, 2003, and executed October 22, 2003.
— 10	.15*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, dated October 27, 2003, effective January 1, 2003.
— 10	.16*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003.

— 10	.17*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003.
— 10	.18*	Genuine Parts Company 2004 Annual Incentive Bonus Plan, effective January 1, 2004.
— 10	.19*	Description of Director Compensation.
— 10	.20*	Genuine Parts Company Stock Appreciation Rights Agreement.
— 10	.21*	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan.
— 10	.22*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan.
— 10	.23*	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan.
— 10	.24*	Amendment No. 2 to the Genuine Parts Company Death Benefit Plan.
— 10	.25*	Genuine Parts Company 2006 Long-Term Incentive Plan, effective April 17, 2006.
— 10	.26*	Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006.
— 10	.27*	Amendment No. 4 to the Genuine Parts Company Supplemental Retirement Plan, dated November 28, 2007, effective January 1, 2008.
— 10	.28*	Amendment No. 1 to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated November 19, 2007, effective January 1, 2008.
— 10	.29*	Amendment No. 6 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2007, effective January 1, 2008.
— 10	.30*	Amendment to the Genuine Parts Company 2004 Annual Incentive Bonus Plan, dated March 27, 2007, effective March 27, 2007.
— 10	.31*	Amendment No. 2 to the Genuine Parts Company 2004 Annual Incentive Bonus Plan, dated November 19, 2007, effective November 19, 2007.
— 10	.32*	Amendment No. 2 to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 19, 2007, effective November 19, 2007.
— 10	.33*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement.
— 10	.34*	Genuine Parts Company Restricted Stock Unit Award Agreement.
— 10	.35*	Specimen Change in Control Agreement, as amended and restated as of November 19, 2007.
— 10	.36*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009.
— 10	.37*	Genuine Parts Company 2009 Annual Incentive Bonus Plan, dated March 31, 2009, effective January 1, 2009.

*	Indicates management contracts and compensatory plans and arrangements.