Form 10-Q
period 2010-03-31
GENUINE PARTS CO
filed 2010-05-06
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2010

Common Stock, $1.00 par value per share	158,792,492 shares

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
	(in thousands, except share
	and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$333,537	$336,803
Trade accounts receivable, less allowance for doubtful accounts (2010 — $23,047; 2009 — $16,590)	1,323,980	1,187,075
Merchandise inventories, net — at lower of cost or market	2,211,457	2,214,076
Prepaid expenses and other current assets	277,257	294,874

TOTAL CURRENT ASSETS	4,146,231	4,032,828
Goodwill and intangible assets, less accumulated amortization	204,907	171,532
Deferred tax assets	167,632	167,722
Other assets	172,723	147,583
Property, plant and equipment, less allowance for depreciation (2010 — $705,605; 2009 — $691,175)	477,269	485,024

TOTAL ASSETS	$5,168,762	$5,004,689

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,185,177	$1,094,347
Income taxes payable	78,609	42,988
Dividends payable	65,083	63,586
Other current liabilities	185,260	207,363

TOTAL CURRENT LIABILITIES	1,514,129	1,408,284
Long-term debt	500,000	500,000
Retirement and other post—retirement benefit liabilities	299,567	300,197
Other long-term liabilities	169,500	166,836

EQUITY:
Preferred stock, par value — $1 per share Authorized — 10,000,000 shares — None issued	-0-	-0-
Common stock, par value — $1 per share Authorized — 450,000,000 shares Issued — 2010 — 158,792,492; 2009 — 158,917,846	158,792	158,918
Retained earnings	2,802,369	2,772,309
Accumulated other comprehensive loss	(283,579)	(309,897)

TOTAL PARENT EQUITY	2,677,582	2,621,330
Noncontrolling interests in subsidiaries	7,984	8,042

TOTAL EQUITY	2,685,566	2,629,372

TOTAL LIABILITIES AND EQUITY	$5,168,762	$5,004,689

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2010	2009
	(unaudited)
	(in thousands, except per share data)

Net sales	$2,602,115	$2,444,496
Cost of goods sold	1,841,640	1,712,295

Gross profit	760,475	732,201

Operating Expenses:
Selling, administrative, and other expenses	576,217	565,012
Depreciation and amortization	22,143	22,521

	598,360	587,533

Income before income taxes	162,115	144,668
Income taxes	61,506	55,509

Net income	$100,609	$89,159

Basic net income per common share	$.63	$.56

Diluted net income per common share	$.63	$.56

Dividends declared per common share	$.41	$.40

Weighted average common shares outstanding	158,771	159,444

Dilutive effect of stock options and non-vested restricted stock awards	408	219

Weighted average common shares outstanding — assuming dilution	159,179	159,663

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended March 31,
	2010	2009
	(unaudited)
	(in thousands)

OPERATING ACTIVITIES:
Net income	$100,609	$89,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,143	22,521
Share-based compensation	1,091	2,370
Other	19	807
Changes in operating assets and liabilities	15,783	85,565

NET CASH PROVIDED BY OPERATING ACTIVITIES	139,645	200,422

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,850)	(14,097)
Acquisitions and other	(65,772)	(5,779)

NET CASH USED IN INVESTING ACTIVITIES	(75,622)	(19,876)

FINANCING ACTIVITIES:
Stock options exercised	2,581	142
Dividends paid	(63,544)	(62,148)
Changes in cash overdraft position	—	(52,000)
Purchase of stock	(9,306)	(116)

NET CASH USED IN FINANCING ACTIVITIES	(70,269)	(114,122)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,980	(920)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,266)	65,504

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	336,803	67,777

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$333,537	$133,281

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company”) for the year ended December 31, 2009. Accordingly, the quarterly condensed consolidated financial statements and related disclosures herein should be read in conjunction with the 2009 Annual Report on Form 10-K.
The preparation of interim financial statements requires management to make estimates and assumptions for the amounts reported in the condensed consolidated financial statements. Specifically, the Company makes estimates in its interim consolidated financial statements for the accrual of bad debts, inventory adjustments, discounts and volume incentives earned, among others. Bad debts are accrued based on a percentage of sales and volume incentives are estimated based upon cumulative and projected purchasing levels. Inventory adjustments (including adjustments for a majority of inventories that are valued under the last-in, first-out (“LIFO”) method) are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment and LIFO valuation, which can only be performed at year-end. The estimates for interim reporting may change upon final determination at year-end and such changes may be significant.
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements were issued.
Note B — Segment Information

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Net sales:
Automotive	$1,290,401	$1,219,128
Industrial	803,302	736,501
Office products	410,511	412,748
Electrical/electronic materials	100,298	86,133
Other	(2,397)	(10,014)

Total net sales	$2,602,115	$2,444,496

Operating profit:
Automotive	$88,905	$87,407
Industrial	48,846	34,175
Office products	36,559	38,728
Electrical/electronic materials	6,815	5,668

Total operating profit	181,125	165,978
Interest expense, net	(6,733)	(7,096)
Other, net	(12,277)	(14,214)

Income before income taxes	$162,115	$144,668

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other, net” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income.

Note C — Comprehensive Income
Comprehensive income was $126.9 million and $75.8 million for the three months ended March 31, 2010 and 2009, respectively. The difference between comprehensive income and net income was due to foreign currency translation adjustments and retirement and other post-retirement benefit adjustments, as summarized below:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net income	$100,609	$89,159
Other comprehensive income (loss):
Foreign currency translation	21,606	(17,781)

Retirement and other post-retirement benefit adjustments:
Recognition of prior service (credit) cost, net of tax	(1,251)	(1,227)
Recognition of actuarial loss, net of tax	5,963	5,653

Total other comprehensive income (loss)	26,318	(13,355)

Comprehensive income	$126,927	$75,804

Note D — Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance that addresses the elimination of the concept of a qualifying special purpose entity. It also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the guidance requires an ongoing assessment of whether a company is the primary beneficiary of the entity. The Company adopted the new guidance on January 1, 2010 and concluded that certain independently controlled automotive parts stores for which the Company guarantees debt are variable interest entities, however, the Company is not the primary beneficiary. These entities are discussed further in Note G — Guarantees.
Note E — Share-Based Compensation
As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in the 2009 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At March 31, 2010, total compensation cost related to nonvested awards not yet recognized was approximately $2.7 million, as compared to $12.1 million at March 31, 2009. The weighted-average period over which this compensation cost is expected to be recognized is approximately 1.5 years. The aggregate intrinsic value for options, SARs and RSUs outstanding at March 31, 2010 was approximately $24.8 million. At March 31, 2010, the aggregate intrinsic value for options, SARs and RSUs vested totaled approximately $19.0 million, and the weighted-average contractual life for outstanding and exercisable options, SARs and RSUs was approximately six years. For the three months ended March 31, 2010, $1.1 million of share-based compensation cost was recorded, as compared to $2.4 million for the same period in the prior year. The Company had no grant activity for the three months ended March 31, 2010; however, on April 1, 2010, the Company granted approximately 1,002,000 SARs and 124,000 RSUs.

Note F — Employee Benefit Plans
Net periodic benefit cost included the following components for the three months ended March 31:

			Other Post-retirement
	Pension Benefits		Benefits
	2010	2009	2010	2009
	(in thousands)
Service cost	$3,771	$4,371	$—	$190
Interest cost	24,315	23,482	156	426
Expected return on plan assets	(28,568)	(27,776)	—	—
Amortization of prior service (credit) cost	(899)	(1,802)	(265)	93
Amortization of actuarial loss	8,571	8,936	448	426

Net periodic benefit cost	$7,190	$7,211	$339	$1,135

Pension benefits also include amounts related to a supplemental retirement plan. During the three months ended March 31, 2010, the Company did not make a contribution to the pension plan.
Note G — Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entity’s economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At March 31, 2010, the Company was in compliance with all such covenants.
At March 31, 2010, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $200.2 million. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
The Company has accrued for certain guarantees related to the independents’ and affiliates’ borrowings as of March 31, 2010. These liabilities are not material to the financial position of the Company and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
Note H — Fair Value of Financial Instruments
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At March 31, 2010, the fair value of fixed rate debt was approximately $533.2 million, based primarily on quoted prices for similar instruments. The fair value of fixed rate debt was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

Note I — Acquisitions
During the three months ended March 31, 2010, the Company acquired two companies in the Industrial and Electrical Groups for approximately $66.0 million. The Company allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s condensed consolidated statements of income beginning on their respective acquisition dates. The Company recorded approximately $33.0 million of goodwill and other intangible assets associated with the acquisitions. The Company is in the process of analyzing the estimated values of assets and liabilities acquired and are obtaining third-party valuations of certain tangible and intangible assets, thus, the allocation of the purchase price is preliminary and subject to revision.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Forward-Looking Statements
Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, the ability to maintain favorable supplier arrangements and relationships, changes in general economic conditions, the growth rate of the market demand for the Company’s products and services, competitive product, service and pricing pressures, including internet related initiatives, changes in financial markets, including particularly the capital and credit markets, impairment of financial institutions, the effectiveness of the Company’s promotional, marketing and advertising programs, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as other risks and uncertainties discussed in the Company’s Annual Report on Form 10-K for 2009 and from time to time in the Company’s subsequent filings with the SEC.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent reports on Forms 10-K, 10-Q, and 8-K and other reports to the SEC.
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the three months ended March 31, 2010, business was conducted throughout the United States, Puerto Rico, Canada and Mexico from approximately 2,000 locations.
For the three months ended March 31, 2010, we recorded consolidated net income of $100.6 million compared to consolidated net income of $89.2 million in the same period last year, an increase of 13%. The Company continues to focus on several initiatives, such as new and expanded product lines, the penetration of new markets (including by acquisitions), and a variety of gross margin and cost savings initiatives to facilitate consistent and steady growth.
Sales
Sales for the first quarter of 2010 were $2.60 billion, an increase of 6% compared to $2.44 billion for the same period in 2009.

Sales for the Automotive Parts Group increased 6% in the first quarter of 2010, as compared to the same period in the previous year. Currency exchange had a positive impact on our results in Canada and Mexico, which contributed approximately 3% for the three month period ended March 31, 2010. The Industrial Products Group’s sales increased 9% for the three month period ended March 31, 2010, as compared to the same period in 2009. In addition to the positive impact of this group’s internal initiatives to increase sales volumes, acquisitions contributed approximately 4% in sales growth for the three month period ended March 31, 2010. Industrial market indices, such as Industrial Production and Capacity Utilization, are also trending positively, indicating a continued improvement in economic conditions. Sales for the Office Products Group for the first quarter of 2010 were down slightly, or less than 1% as compared to the three months ended March 31, 2009. While this group continues to experience soft market conditions, there is a continued gradual sequential improvement as compared to prior quarters. Sales for the Electrical/Electronic Materials Group increased 16% for the three month period ended March 31, 2009, as compared to the same period of the previous year. The increase is due to the combination of internal initiatives that resulted in increased volumes, including one acquisition that contributed approximately 3% in sales growth for the three month period ended March 31, 2010 and escalating copper pricing, which contributed approximately 8% to sales. In addition, the continued improvement in the Purchasing Managers Index indicates the industrial markets served by the group are gaining strength.
Cost of Goods Sold/Expenses
Cost of goods sold for the first quarter of 2010 was $1.84 billion, an 8% increase from $1.71 billion for the first quarter of 2009. As a percent of sales, cost of goods sold was 70.8% for the three months ended March 31, 2010 as compared to 70.1% for the same period in 2009. This increase primarily reflects the pricing adjustments implemented in the Automotive segment to remain competitive in the marketplace after the first three months ended March 31, 2009, as well as competitive pricing pressures in the Office Products segment. Cumulative pricing increased 1% in the Electrical Group, 0.2% in the Automotive Group and 0.1% in the Industrial Group for the three months ended March 31, 2010. Cumulative pricing decreased 0.2% in the Office Products Group as compared to the same three month period of the prior year.
Selling, administrative and other expenses of $598.4 million decreased to 23.0% of sales for the first quarter of 2010 as compared to 24.0% for the same period of the prior year. The decrease is due to our cost savings initiatives and the benefit of greater leverage associated with our sales growth for the three months ended March 31, 2010 as compared to the same three month period ended March 31, 2009.
Operating Profit
Operating profit as a percentage of sales was 7.0% for the three months ended March 31, 2010, compared to 6.8% for the same period of the previous year.
The Automotive Parts Group’s operating profit increased 2% in the first quarter of 2010 compared to the first quarter of 2009, but its operating profit margin decreased to 6.9% for the three months ended March 31, 2010 as compared to 7.2% in the same period of the prior year. The decrease primarily relates to the pricing adjustments implemented in this segment to remain competitive in the marketplace after the first three months ended March 31, 2009. The Industrial Products Group had a 43% increase in operating profit in the first quarter of 2010, and the operating profit margin for this group increased to 6.1%, as compared to 4.6% from the same period in the previous year. The increase in profit margin is primarily related to greater expense leverage on sales growth for the quarter. For the three month period ended March 31, 2010, the Office Products Group’s operating profit decreased 6% and its operating profit margin decreased to 8.9% as compared to 9.4% in the same period of the prior year. The Office Products Group decrease relates to the continued soft economic conditions and resulting sales declines for this group. The Electrical/Electronic Materials Group increased its operating profit for the first quarter by 20%, and its operating margin increased to 6.8% compared to 6.6% in the first quarter of the previous year. The operating profit improvement is primarily due to the improved expense leverage on increased revenues for the three months ended March 31, 2010, as compared to the three month period ended March 31, 2009.
Income Taxes
The effective income tax rate was 37.9% for the three month period ended March 31, 2010 as compared to 38.4% for the three month period ended March 31, 2009. The decrease in the rate is due to the tax treatment of a retirement valuation adjustment recorded in the quarter.

Net Income
Net income for the three months ended March 31, 2010 was $100.6 million, an increase of 13%, as compared to $89.2 million for the first quarter of 2009. On a per share diluted basis, net income was $.63, up 13% compared to $.56 for the first quarter of last year.
Financial Condition
The major balance sheet categories at March 31, 2010 were relatively consistent with the December 31, 2009 balance sheet categories. Cash balances decreased $3.3 million or 1% from December 31, 2009. Cash generated from operations of $139.6 million was primarily used to pay dividends of $63.5 million and to invest in the Company via capital expenditures of $9.9 million, as well as for acquisitions of approximately $65.8 million.
Accounts receivable increased $136.9 million or 12%, which is due to the Company’s overall sales increase. Inventory decreased $2.6 million compared to December 31, 2009, which reflects the Company’s inventory management initiatives. Prepaid expenses and other current assets decreased 6%, or $17.6 million, primarily due to collections of volume incentives accrued as of December 31, 2009. Other assets increased $25.1 million or 17%, from December 31, 2009. Accounts payable increased $90.8 million, or 8%, due to increased purchases related to the sales increase in the three months ended March 31, 2010, compared to December 31, 2009. The Company’s long-term debt is discussed in detail below.
Liquidity and Capital Resources
Total debt, which matures in 2011 and 2013, is at fixed rates of interest and remains unchanged at $500 million as of March 31, 2010, compared to December 31, 2009.
The ratio of current assets to current liabilities was 2.7 to 1 at March 31, 2010, as compared to 2.9 to 1 at December 31, 2009.
The credit and capital markets continue to experience adverse conditions. Continued volatility in the credit and capital markets may increase costs associated with the incurrence of debt or adversely affect our ability to access the credit or capital markets. Notwithstanding these adverse market conditions, the Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including voluntary share repurchases, if any, for the foreseeable future. The Company maintains a $350 million unsecured revolving line of credit with a consortium of financial institutions, which matures in December 2012 and bears interest at LIBOR plus .23%. At March 31, 2010, no amounts were outstanding under the line of credit.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposure is the Canadian dollar, which is the functional currency of our Canadian operations. As previously noted under “Sales,” foreign currency exchange exposure particularly in regard to the Canadian dollar and, to a lesser extent, the Mexican peso, positively impacted our results for the three months ended March 31, 2010. There have been no other material changes in market risk from the information provided in the Company’s Annual Report on Form10-K for the year ended December 31, 2009.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:
ISSUER PURCHASES OF EQUITY SECURITIES

	Total		Total Number of	Maximum Number of
	Number of		Shares Purchased	Shares That May Yet
	Shares	Average	as Part of Publicly	Be Purchased Under
	Purchased	Price Paid	Announced Plans	the Plans or
Period	(1)	Per Share	or Programs (2)	Programs

January 1, 2010 through January 31, 2010	251,835	$38.31	234,593	17,587,757

February 1, 2010 through February 28, 2010	25,343	$40.76	—	17,587,757

March 1, 2010 through March 31, 2010	54,613	$41.88	7,984	17,579,773

Totals	331,791	$39.09	242,577	17,579,773

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)	On August 21, 2006 and November 17, 2008, the Board of Directors authorized the repurchase of 15 million shares and 15 million shares, respectively, and such repurchase plans were announced on August 21, 2006 and November 17, 2008, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. Approximately 2.6 million shares authorized in the repurchase plan announced in 2006 and all 15 million shares authorized in 2008 remain to be repurchased by the Company. There were no other publicly announced plans outstanding as of March 31, 2010.

Item 6.	Exhibits
(a)	The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 20, 2007)

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer — filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer — filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer — furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer — furnished herewith

Exhibit 101
Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) the Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009; (ii) the Condensed Consolidated Statements of Income for the three month period ended March 31, 2010 and 2009; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009; and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text — submitted herewith pursuant to Rule 406T

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)
Date: May 6, 2010	/s/ Jerry W. Nix
Jerry W. Nix
Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)