Form 10-Q
period 2010-06-30
GENUINE PARTS CO
filed 2010-08-05
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2010
Common Stock, $1.00 par value per share	157,612,654 shares

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
	(unaudited)
	(in thousands, except share
	and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$411,872	$336,803
Trade accounts receivable, less allowance for doubtful accounts (2010 — $27,575; 2009 — $16,590)	1,353,918	1,187,075
Merchandise inventories, net — at lower of cost or market	2,164,548	2,214,076
Prepaid expenses and other current assets	280,159	294,874

TOTAL CURRENT ASSETS	4,210,497	4,032,828
Goodwill and intangible assets, less accumulated amortization	201,326	171,532
Deferred tax assets	164,657	167,722
Other assets	173,730	147,583
Property, plant and equipment, less allowance for depreciation (2010 — $710,995; 2009 — $691,175)	469,150	485,024

TOTAL ASSETS	$5,219,360	$5,004,689

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,286,681	$1,094,347
Income taxes payable	35,494	42,988
Dividends payable	64,687	63,586
Other current liabilities	188,511	207,363

TOTAL CURRENT LIABILITIES	1,575,373	1,408,284
Long-term debt	500,000	500,000
Pension and other post-retirement benefit liabilities	296,823	300,197
Other long-term liabilities	173,957	166,836

EQUITY:
Preferred stock, par value — $1 per share Authorized — 10,000,000 shares — None issued	-0-	-0-
Common stock, par value — $1 per share Authorized — 450,000,000 shares Issued — 2010 — 157,612,654; 2009 — 158,917,846	157,613	158,918
Retained earnings	2,815,427	2,772,309
Accumulated other comprehensive loss	(308,540)	(309,897)

TOTAL PARENT EQUITY	2,664,500	2,621,330
Noncontrolling interests in subsidiaries	8,707	8,042

TOTAL EQUITY	2,673,207	2,629,372

TOTAL LIABILITIES AND EQUITY	$5,219,360	$5,004,689

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)
	(in thousands, except per share data)

Net sales	$2,847,186	$2,535,045	$5,449,301	$4,979,541
Cost of goods sold	2,024,876	1,790,190	3,866,516	3,502,485

Gross profit	822,310	744,855	1,582,785	1,477,056

Operating expenses:
Selling, administrative & other expenses	598,331	556,394	1,174,548	1,121,406
Depreciation and amortization	23,186	22,411	45,329	44,932

	621,517	578,805	1,219,877	1,166,338

Income before income taxes	200,793	166,050	362,908	310,718
Income taxes	76,326	62,440	137,832	117,949

Net income	$124,467	$103,610	$225,076	$192,769

Basic net income per common share	$.79	$.65	$1.42	$1.21

Diluted net income per common share	$.78	$.65	$1.42	$1.21

Dividends declared per common share	$.41	$.40	$.82	$.80

Weighted average common shares outstanding	158,260	159,513	158,514	159,479

Dilutive effect of stock options and non- vested restricted stock awards	402	253	403	225

Weighted average common shares outstanding — assuming dilution	158,662	159,766	158,917	159,704

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
	Ended June 30,
	2010	2009
	(unaudited)
	(in thousands)

OPERATING ACTIVITIES:
Net income	$225,076	$192,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,329	44,932
Share-based compensation	3,133	4,739
Excess tax benefits from share-based compensation	1,085	—
Other	(401)	1,657
Changes in operating assets and liabilities	80,400	244,734

NET CASH PROVIDED BY OPERATING ACTIVITIES	354,622	488,831

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(27,912)	(36,955)
Acquisitions and other	(67,693)	(107,405)

NET CASH USED IN INVESTING ACTIVITIES	(95,605)	(144,360)

FINANCING ACTIVITIES:
Stock options exercised	5,384	2,160
Excess tax benefits from share-based compensation	(1,085)	—
Dividends paid	(128,627)	(125,926)
Changes in cash overdraft position	—	(52,000)
Purchase of stock	(63,137)	(136)

NET CASH USED IN FINANCING ACTIVITIES	(187,465)	(175,902)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,517	2,243

NET INCREASE IN CASH AND CASH EQUIVALENTS	75,069	170,812

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	336,803	67,777

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$411,872	$238,589

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
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements were issued.
Note B — Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Net sales:
Automotive	$1,459,672	$1,360,037	$2,750,073	$2,579,165
Industrial	882,233	701,228	1,685,535	1,437,729
Office products	401,960	406,134	812,471	818,882
Electrical/electronic materials	106,579	80,609	206,877	166,742
Other	(3,258)	(12,963)	(5,655)	(22,977)

Total net sales	$2,847,186	$2,535,045	$5,449,301	$4,979,541

Operating profit:
Automotive	$126,022	$117,777	$214,927	$205,184
Industrial	60,118	31,443	108,964	65,618
Office products	30,454	33,661	67,013	72,389
Electrical/electronic materials	6,948	5,090	13,763	10,758

Total operating profit	223,542	187,971	404,667	353,949
Interest expense, net	(6,693)	(6,752)	(13,426)	(13,848)
Other, net	(16,056)	(15,169)	(28,333)	(29,383)

Income before income taxes	$200,793	$166,050	$362,908	$310,718

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other, net” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income.

Note C — Comprehensive Income
Comprehensive income was $226.4 million and $304.4 million for the six months ended June 30, 2010 and 2009, respectively. The difference between comprehensive income and net income was due to foreign currency translation adjustments and pension and other post-retirement benefit adjustments, as summarized below:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Net income	$225,076	$192,769
Other comprehensive income:
Foreign currency translation	(8,067)	22,323

Pension and other post-retirement benefit adjustments:
Recognition of prior service credit, net of tax	(2,502)	(5,028)
Recognition of actuarial loss, net of tax	11,926	9,266
Net actuarial gain, net of tax	—	85,028

Total other comprehensive income	1,357	111,589

Comprehensive income	$226,433	$304,358

Comprehensive income for the three months ended June 30, 2010 and 2009 totaled $99.5 million and $228.6 million, respectively.
Note D — Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance that addresses the elimination of the concept of a qualifying special purpose entity. It also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the guidance requires an ongoing assessment of whether a company is the primary beneficiary of the entity. The Company adopted the new guidance on January 1, 2010 and concluded that certain independently controlled automotive parts stores for which the Company guarantees debt are variable interest entities; however, the Company is not the primary beneficiary. These entities are discussed further in Note G — Guarantees.
Note E — Share-Based Compensation
As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in the 2009 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At June 30, 2010, total compensation cost related to nonvested awards not yet recognized was approximately $10.9 million, as compared to $4.5 million at December 31, 2009. The weighted-average period over which this compensation cost is expected to be recognized is approximately 3 years. The aggregate intrinsic value for options, SARs and RSUs outstanding at June 30, 2010 was approximately $20.8 million. At June 30, 2010, the aggregate intrinsic value for options, SARs and RSUs vested totaled approximately $11.6 million, and the weighted-average contractual life for outstanding and exercisable options, SARs and RSUs was approximately six years. For the six months ended June 30, 2010, $3.1 million of share-based compensation cost was recorded, as compared to $4.7 million for the same period in the prior year. On April 1, 2010, the Company granted approximately 1,002,000 SARs and 124,000 RSUs.
Options to purchase approximately 5.3 million and 4.9 million shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2010, as compared to 5.5 million and 5.6 million in the same periods of the prior year, respectively. These options were not included in the computation of diluted net income per common share because the options’ exercise price was greater than the average market price of common stock.

Note F — Employee Benefit Plans
Net periodic benefit cost included the following components for the three months ended June 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2010	2009	2010	2009
	(in thousands)

Service cost	$3,734	$4,117	$—	$190
Interest cost	24,228	23,330	156	426
Expected return on plan assets	(28,450)	(28,262)	—	—
Curtailment gain	—	(4,298)	—	—
Amortization of prior service (credit) cost	(1,733)	(1,744)	(265)	93
Amortization of actuarial loss	9,399	5,515	448	426

Net periodic benefit cost	$7,178	$(1,342)	$339	$1,135

Net periodic benefit cost included the following components for the six months ended June 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2010	2009	2010	2009
	(in thousands)

Service cost	$7,505	$8,488	$—	$380
Interest cost	48,543	46,812	312	852
Expected return on plan assets	(57,018)	(56,038)	—	—
Curtailment gain	—	(4,298)	—	—
Amortization of prior service (credit) cost	(3,483)	(3,546)	(530)	186
Amortization of actuarial loss	18,821	14,451	896	852

Net periodic benefit cost	$14,368	$5,869	$678	$2,270

Pension benefits also include amounts related to a supplemental retirement plan. During the six months ended June 30, 2010, the Company did not make a contribution to the pension plan.
Note G — Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entity’s economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At June 30, 2010, the Company was in compliance with all such covenants.

At June 30, 2010, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $251.0 million. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
The Company has accrued for certain guarantees related to the independents’ and affiliates’ borrowings as of June 30, 2010. These liabilities are not material to the financial position of the Company and are included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.
Note H — Fair Value of Financial Instruments
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At June 30, 2010, the fair value of fixed rate debt was approximately $536.5 million, based primarily on quoted prices for similar instruments. The fair value of fixed rate debt was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.
Note I — Acquisitions
During the six months ended June 30, 2010, the Company acquired two companies in the Industrial and Electrical Groups for approximately $68.0 million. The Company allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s condensed consolidated statements of income beginning on their respective acquisition dates. The Company recorded approximately $33.0 million of goodwill and other intangible assets associated with the acquisitions. The Company is in the process of analyzing the estimated values of assets and liabilities acquired and is obtaining third-party valuations of certain tangible and intangible assets. The allocation of the purchase price is therefore preliminary and subject to revision.
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
Forward-Looking Statements
Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors include, but are not limited to, the ability to maintain favorable supplier arrangements and relationships, changes in general economic conditions, the growth rate of the market demand for the Company’s products and services, competitive product, service and pricing pressures, including internet related initiatives, changes in financial markets, including particularly the capital and credit markets, impairment of financial institutions with which we do business, the effectiveness of the Company’s promotional, marketing and advertising programs, changes in laws and regulations, including changes in accounting and taxation guidance, the uncertainties of litigation, as well as other risks and uncertainties discussed in the Company’s Annual Report on Form 10-K for 2009 and from time to time in the Company’s subsequent filings with the SEC.

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent reports on Forms 10-K, 10-Q, and 8-K and other reports to the SEC.
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the six months ended June 30, 2010, business was conducted throughout the United States, Puerto Rico, Canada and Mexico from approximately 2,000 locations.
For the three months ended June 30, 2010, we recorded consolidated net income of $124.5 million compared to consolidated net income of $103.6 million in the same period last year, an increase of 20%. For the six months ended June 30, 2010, we recorded consolidated net income of $225.1 million compared to consolidated net income of $192.8 million in the same period last year, an increase of 17%. The Company continues to focus on several initiatives, such as new and expanded product lines, the penetration of new markets (including by acquisitions), and a variety of gross margin and cost savings initiatives to facilitate consistent and steady growth.
Sales
Sales for the second quarter of 2010 were $2.85 billion, an increase of 12% compared to $2.54 billion for the same period in 2009. For the six months ended June 30, 2010, sales were $5.45 billion compared to $4.98 billion for the same period last year, an increase of 9%.
Sales for the Automotive Parts Group increased 7% in the second quarter and six months ended June 30, 2010, as compared to the same periods in the previous year. Currency exchange had a positive impact on the Automotive Parts Group’s results in Canada and Mexico, which contributed approximately 2% and 3% to sales for the second quarter and six months ended June 30, 2010, respectively. In addition, acquisitions in the Automotive Parts Group added approximately 1% to sales for the second quarter and six months ended June 30, 2010. We expect continued sales growth in this business over the remainder of the year as we continue to focus on our various sales initiatives. The Industrial Products Group’s sales increased by 26% and 17% for the three and six month periods ended June 30, 2010, respectively, as compared to the same periods in 2009. Several factors contributed to the increase in sales volumes for this group, including the positive impact of their internal sales initiatives. In addition, acquisitions contributed approximately 7% and 5% to sales for the second quarter and six months ended June 30, 2010, respectively. Industrial market indices, such as Industrial Production and Capacity Utilization, also trended positive over the first six months of 2010, indicating the ongoing improvement in the manufacturing sector of the economy served by the group. Sales for the Office Products Group decreased 1% for the three and six months ended June 30, 2010, as compared to the same periods in 2009. The declining sales trends appear to have stabilized for this group, although the Office Group continues to experience soft market conditions. Sales for the Electrical/Electronic Materials Group increased 32% and 24% for the three and six month periods ended June 30, 2010, respectively, as compared to the same periods of the previous year. The benefit of internal sales initiatives, escalating copper pricing, which added approximately 7% to sales for the second quarter and six months, and acquisitions, which contributed approximately 4% to sales for the three and six month periods ended June 30, 2010, account for the majority of the group’s sales growth thus far in 2010. In addition, the continued improvement in the industrial markets served by this group, as measured by the Purchasing Managers’ Index, had a significant positive impact on this business during the second quarter and six months ended June 30, 2010.
Cost of Goods Sold/Expenses
Cost of goods sold for the second quarter of 2010 was $2.02 billion, a 13% increase from $1.79 billion for the second quarter of 2009. As a percent of sales, cost of goods sold increased to 71.1% for the three months ended June 30, 2010 from 70.6% for the same period in 2009. For the six month period ended June 30, 2010, cost of goods sold was $3.87 billion, a 10% increase from $3.50 billion for the same period last year, and as a percent of sales increased to 71.0% compared to 70.3%. The increase in cost of goods sold as a percent of sales for the three and six month periods ended June 30, 2010 reflects the pricing adjustments implemented in the Automotive segment during the period April to September of 2009, in order to remain competitive in the marketplace. In addition, competitive pricing pressures in the Office Products segment have also impacted this line. For the six month period ended June 30, 2010, cumulative pricing increased 2.3% in the Electrical Group, 0.9% in the Industrial Group and 0.3% in the Automotive and Office Groups.

Selling, administrative and other expenses of $598.3 million decreased to 21.0% of sales for the second quarter of 2010, as compared to 21.9% for the same period of the prior year. For the six months ended June 30, 2010, these expenses totaled $1.17 billion, or 21.6% of sales, an improvement from 22.5% for the same period in 2009. The decrease in expenses as a percent of sales for both the second quarter and six months ended June 30, 2010 is due to our cost savings initiatives and the benefit of greater leverage associated with our sales growth thus far in 2010.
Operating Profit
Operating profit as a percentage of sales was 7.9% for the three months ended June 30, 2010, compared to 7.4% for the same period of the previous year. For the six months ended June 30, 2010, operating profit as a percentage of sales was 7.4%, as compared to 7.1% for the same period of the previous year. Our cost reduction efforts and improved expense leverage associated with our sales growth were the primary drivers of our improved operating margin for the second quarter and six months ended June 30, 2010.
The Automotive Parts Group’s operating profit increased 7% in the second quarter of 2010 and its operating profit margin decreased slightly to 8.6% for the three months ended June 30, 2010, as compared to 8.7% in the same period of the prior year. For the six months ended June 30, 2010, operating profit increased 5% from the first six months of 2009 and operating profit margin decreased to 7.8%, as compared to 8.0% for the same period last year. This group’s decline in operating profit margin relates to the gross margin pressures associated with the pricing adjustments implemented from April to September of last year, partially offset by the cost savings in this group. The Industrial Products Group had a 91% increase in operating profit in the second quarter of 2010, and the operating profit margin for this group increased to 6.8%, as compared to 4.5% in the same period of the previous year. Operating profit increased by 66% for the six month period ended June 30, 2010, and the operating profit margin improved to 6.5%, as compared to 4.6% for the same period in 2009. The improved operating profit margins for this group are due to the combination of increased volume incentives, cost savings and greater expense leverage on sales growth, which contributed equally to the increase in operating profit for the second quarter ended June 30, 2010. For the three month period ended June 30, 2010, the Office Products Group’s operating profit decreased 10% and its operating profit margin decreased to 7.6%, as compared to 8.3% in the second quarter last year. For the six months ended June 30, 2010, operating profit decreased 7% compared to the same period in 2009, and operating profit margin decreased to 8.2%, as compared to 8.8% for the six months ended June 30, 2009. The decrease in operating results relates to soft market conditions and the resulting sales declines for this group. The Electrical/Electronic Materials Group increased its operating profit by 37% in the second quarter, and its operating profit margin increased to 6.5% as compared to 6.3% in the second quarter of the previous year. Operating profit increased by 28% for the six months ended June 30, 2010, and its operating profit margin increased to 6.7% from 6.5% for the same period of 2009. The improvement in operating profit for this group is primarily due to cost savings and improved expense leverage on increased revenues for the second quarter and six months ended June 30, 2010.
Income Taxes
The effective income tax rate was 38.0% for the three months ended June 30, 2010, as compared to 37.6% for the three months ended June 30, 2009. The increase in the rate is due to an unfavorable non-deductible retirement asset valuation adjustment recorded in the quarter. The effective income tax rate was 38.0% for the six months ended June 30, 2010, and remained unchanged as compared to the same six month period in the previous year.
Net Income
Net income for the three months ended June 30, 2010 was $124.5 million, an increase of 20%, as compared to $103.6 million for the second quarter of 2009. On a per share diluted basis, net income was $.78, an increase of 20% as compared to $.65 for the second quarter of last year. Net income for the six months ended June 30, 2010 was $225.1 million, an increase of 17% from $192.8 million recorded for the same period of the previous year. Earnings per share on a diluted basis were $1.42, up 17% as compared to $1.21 for the same six month period in 2009.
Financial Condition
Most major balance sheet categories at June 30, 2010 were relatively consistent with the December 31, 2009 balance sheet categories, with the exception of cash and other categories discussed below. Cash balances increased $75.1 million or 22% from December 31, 2009, due to strong cash flows associated with improved earnings and cash generated from working capital. The $354.6 million in cash generated from operations in the six months ended June 30, 2010, was used to pay $128.6 million in dividends. In addition, $27.9 million was invested in the Company via capital expenditures, $67.7 million used for strategic acquisitions and $63.1 million used to repurchase approximately 1.6 million shares of common stock under the Company’s share repurchase program.

Accounts receivable increased $166.8 million or 14% from December 31, 2009, which is due to the Company’s overall sales increase and acquisitions. Inventory decreased $49.5 million or 2% compared to December 31, 2009, which reflects the benefits of the Company’s inventory management initiatives. Prepaid expenses and other current assets decreased $14.7 million or 5%, primarily due to collections on volume incentives accrued as of December 31, 2009. Goodwill and other intangible assets increased $29.8 million or 17% from December 31, 2009, primarily due to two acquisitions in the first quarter of 2010. Other assets increased $26.1 million or 18% from December 31, 2009. Accounts payable increased $192.3 million or 18% from December 31, 2009. This improvement is due to increased inventory purchases related to the sales increase over the first six months of 2010, as well as more favorable terms negotiated with our vendors and other payables initiatives such as a procurement card program. The Company’s long-term debt is discussed in detail below.
Liquidity and Capital Resources
Total debt, which matures in 2011 and 2013, is at fixed rates of interest and remains unchanged at $500 million as of June 30, 2010, compared to December 31, 2009.
The ratio of current assets to current liabilities was 2.7 to 1 at June 30, 2010, as compared to 2.9 to 1 at December 31, 2009.
The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including voluntary share repurchases, if any, for the foreseeable future. The Company maintains a $350 million unsecured revolving line of credit with a consortium of financial institutions, which matures in December 2012 and bears interest at LIBOR plus .23%. At June 30, 2010, no amounts were outstanding under the line of credit.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposure is the Canadian dollar, which is the functional currency of our Canadian operations. As previously noted under “Sales,” foreign currency exchange exposure particularly in regard to the Canadian dollar and, to a lesser extent, the Mexican peso, positively impacted our results for the three month period ended June 30, 2010. There have been no other material changes in market risk from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
ISSUER PURCHASES OF EQUITY SECURITIES

	Total		Total Number of	Maximum Number of
	Number of		Shares Purchased	Shares That May Yet
	Shares	Average	as Part of Publicly	Be Purchased Under
	Purchased	Price Paid	Announced Plans	the Plans or
Period	(1)	Per Share	or Programs (2)	Programs

April 1, 2010 through April 30, 2010	213,261	$42.74	124,300	17,455,473

May 1, 2010 through May 31, 2010	827,100	$40.58	827,100	16,628,373

June 1, 2010 through June 30, 2010	387,772	$39.56	379,300	16,249,073

Totals	1,428,133	$40.63	1,330,700	16,249,073

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)	On August 21, 2006 and November 17, 2008, the Board of Directors authorized the repurchase of 15 million shares and 15 million shares, respectively, and such repurchase plans were announced on August 21, 2006 and November 17, 2008, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. Approximately 1.2 million shares authorized in the repurchase plan announced in 2006 and all 15 million shares authorized in 2008 remain to be repurchased by the Company. There were no other publicly announced plans outstanding as of June 30, 2010.

Item 6. Exhibits
(a) The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 20, 2007)

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer — filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer — filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer — furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer — furnished herewith

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (ii) the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2010 and 2009; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (iv) the Notes to the Condensed Consolidated Financial Statements — submitted herewith pursuant to Rule 406T

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)
Date: August 5, 2010	/s/ Jerry W. Nix
Jerry W. Nix
Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)