Form 10-Q
period 2010-09-30
GENUINE PARTS CO
filed 2010-11-04
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2010

Common Stock, $1.00 par value per share	157,534,735 Shares

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
Item 1A.Risk Factors
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
	(unaudited)
	(in thousands, except share
	and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$531,731	$336,803
Trade accounts receivable, less allowance for doubtful accounts (2010 — $32,749; 2009 — $16,590)	1,394,870	1,187,075
Merchandise inventories, net — at lower of cost or market	2,182,413	2,214,076
Prepaid expenses and other current assets	282,287	294,874

TOTAL CURRENT ASSETS	4,391,301	4,032,828
Goodwill and intangible assets, less accumulated amortization	207,237	171,532
Deferred tax assets	152,248	167,722
Other assets	184,548	147,583
Property, plant and equipment, less allowance for depreciation (2010 — $718,560; 2009 — $691,175)	478,436	485,024

TOTAL ASSETS	$5,413,770	$5,004,689

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,371,718	$1,094,347
Income taxes payable	46,144	42,988
Dividends payable	64,584	63,586
Other current liabilities	238,439	207,363

TOTAL CURRENT LIABILITIES	1,720,885	1,408,284
Long-term debt	500,000	500,000
Pension and other post—retirement benefit liabilities	239,326	300,197
Other long-term liabilities	175,777	166,836

EQUITY:
Preferred stock, par value — $1 per share
Authorized — 10,000,000 shares — None issued	-0-	-0-
Common stock, par value — $1 per share
Authorized — 450,000,000 shares
Issued — 2010 — 157,534,735; 2009 — 158,917,846	157,535	158,918
Retained earnings	2,880,155	2,772,309
Accumulated other comprehensive loss	(268,502)	(309,897)

TOTAL PARENT EQUITY	2,769,188	2,621,330
Noncontrolling interests in subsidiaries	8,594	8,042

TOTAL EQUITY	2,777,782	2,629,372

TOTAL LIABILITIES AND EQUITY	$5,413,770	$5,004,689

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
	(unaudited)
	(in thousands, except per share data)

Net sales	$2,950,560	$2,606,757	$8,399,861	$7,586,298
Cost of goods sold	2,097,529	1,841,511	5,964,045	5,343,996

Gross profit	853,031	765,246	2,435,816	2,242,302

Operating expenses:
Selling, administrative & other expenses	618,449	571,978	1,792,997	1,693,384
Depreciation and amortization	22,093	22,562	67,422	67,494

	640,542	594,540	1,860,419	1,760,878

Income before income taxes	212,489	170,706	575,397	481,424
Income taxes	80,704	63,067	218,536	181,016

Net income	$131,785	$107,639	$356,861	$300,408

Basic net income per common share	$.84	$.67	$2.26	$1.88

Diluted net income per common share	$.83	$.67	$2.25	$1.88

Dividends declared per common share	$.41	$.40	$1.23	$1.20

Weighted average common shares outstanding	157,573	159,541	158,197	159,500

Dilutive effect of stock options and non-vested restricted stock awards	407	335	398	268

Weighted average common shares outstanding — assuming dilution	157,980	159,876	158,595	159,768

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended Sept. 30,
	2010	2009
	(unaudited)
	(in thousands)

OPERATING ACTIVITIES:
Net income	$356,861	$300,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,422	67,494
Share-based compensation	4,674	6,709
Excess tax benefits from share-based compensation	(1,500)	(63)
Other	663	1,917
Changes in operating assets and liabilities	140,302	390,038

NET CASH PROVIDED BY OPERATING ACTIVITIES	568,422	766,503

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(58,931)	(49,360)
Acquisitions and other	(83,080)	(123,047)
Purchase of properties under construction and lease agreement	—	(72,811)

NET CASH USED IN INVESTING ACTIVITIES	(142,011)	(245,218)

FINANCING ACTIVITIES:
Stock options exercised	7,177	2,178
Excess tax benefits from share-based compensation	1,500	63
Dividends paid	(193,313)	(189,739)
Changes in cash overdraft position	—	(52,000)
Purchase of stock	(69,438)	(159)

NET CASH USED IN FINANCING ACTIVITIES	(254,074)	(239,657)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	22,591	13,728

NET INCREASE IN CASH AND CASH EQUIVALENTS	194,928	295,356

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	336,803	67,777

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$531,731	$363,133

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
The preparation of interim financial statements requires management to make estimates and assumptions for the amounts reported in the condensed consolidated financial statements. Specifically, the Company makes estimates and assumptions in its interim consolidated financial statements for the accrual of bad debts, inventory adjustments, discounts and volume incentives earned, among others. Bad debts are accrued based on a percentage of sales. Inventory adjustments (including adjustments for a majority of inventories that are valued under the last-in, first-out (“LIFO”) method) are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment and LIFO valuation, which can only be performed at year-end. Volume incentives are estimated based upon cumulative and projected purchasing levels. The estimates and assumptions for interim reporting may change upon final determination at year-end and such changes may be significant.
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements were issued.
Note B — Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net sales:
Automotive	$1,481,294	$1,381,578	$4,231,367	$3,960,743
Industrial	921,162	711,471	2,606,697	2,149,200
Office products	434,513	436,287	1,246,984	1,255,169
Electrical/electronic materials	117,290	89,364	324,167	256,106
Other	(3,699)	(11,943)	(9,354)	(34,920)

Total net sales	$2,950,560	$2,606,757	$8,399,861	$7,586,298

Operating profit:
Automotive	$124,059	$107,735	$338,986	$312,919
Industrial	72,856	36,495	181,820	102,113
Office products	26,657	26,692	93,670	99,081
Electrical/electronic materials	8,393	6,802	22,156	17,560

Total operating profit	231,965	177,724	636,632	531,673
Interest expense, net	(6,562)	(6,662)	(19,988)	(20,510)
Other, net	(12,914)	(356)	(41,247)	(29,739)

Income before income taxes	$212,489	$170,706	$575,397	$481,424

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other, net” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income.

Note C — Comprehensive Income
Comprehensive income was $398.3 million and $465.2 million for the nine months ended September 30, 2010 and 2009, respectively. The difference between comprehensive income and net income was due to foreign currency translation adjustments and pension and other post-retirement benefit adjustments, as summarized below:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Net income	$356,861	$300,408
Other comprehensive income:
Foreign currency translation	13,526	65,756

Pension and other post-retirement benefit adjustments:
Recognition of prior service credit, net of tax	(3,755)	(6,350)
Recognition of actuarial loss, net of tax	16,799	11,826
Net actuarial gain, net of tax	14,825	93,542

Total other comprehensive income	41,395	164,774

Comprehensive income	$398,256	$465,182

Comprehensive income for the three months ended September 30, 2010 and 2009 totaled $171.8 million and $160.8 million, respectively.
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
Note E — Share-Based Compensation
As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in the 2009 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At September 30, 2010, total compensation cost related to nonvested awards not yet recognized was approximately $9.0 million, as compared to $4.5 million at December 31, 2009. The weighted-average period over which this compensation cost is expected to be recognized is approximately 3 years. The aggregate intrinsic value for options, SARs and RSUs outstanding at September 30, 2010 was approximately $36.5 million. At September 30, 2010, the aggregate intrinsic value for options, SARs and RSUs vested totaled approximately $22.8 million, and the weighted-average contractual life for outstanding and exercisable options, SARs and RSUs was approximately six years. For the nine months ended September 30, 2010, $4.7 million of share-based compensation cost was recorded, as compared to $6.7 million for the same period in the prior year. On April 1, 2010, the Company granted approximately 1,002,000 SARs and 124,000 RSUs.

Options to purchase approximately 2.9 million and 5.0 million shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2010, as compared to 5.4 million and 5.5 million in the same periods of the prior year, respectively. These options were not included in the computation of diluted net income per common share because the options’ exercise price was greater than the average market price of common stock.
Note F — Employee Benefit Plans
Net periodic benefit cost included the following components for the three months ended September 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2010	2009	2010	2009
	(in thousands)
Service cost	$1,711	$4,015	$—	$63
Interest cost	23,055	23,328	143	250
Expected return on plan assets	(28,564)	(28,608)	—	—
Amortization of prior service (credit) cost	(1,745)	(1,731)	(264)	(145)
Amortization of actuarial loss	7,623	3,808	423	448

Net periodic benefit cost	$2,080	$812	$302	$616

Net periodic benefit cost included the following components for the nine months ended September 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2010	2009	2010	2009
	(in thousands)
Service cost	$9,216	$12,503	$—	$443
Interest cost	71,598	70,140	455	1,102
Expected return on plan assets	(85,582)	(84,646)	—	—
Curtailment gain	—	(4,298)	—	—
Amortization of prior service (credit) cost	(5,228)	(5,277)	(794)	41
Amortization of actuarial loss	26,444	18,259	1,319	1,300

Net periodic benefit cost	$16,448	$6,681	$980	$2,886

Pension benefits also include amounts related to a supplemental retirement plan. During the nine months ended September 30, 2010, the Company contributed $27 million to the pension plan.
Note G — Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates but receives a fee for the guarantee. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entity’s economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At September 30, 2010, the Company was in compliance with all such covenants.

At September 30, 2010, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $251.4 million. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
The Company has accrued for certain guarantees related to the independents’ and affiliates’ borrowings as of September 30, 2010. These liabilities are not material to the financial position of the Company and are included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.
Note H — Fair Value of Financial Instruments
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At September 30, 2010, the fair value of fixed rate debt was approximately $538.0 million, based primarily on quoted prices for similar instruments. The fair value of fixed rate debt was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.
Note I — Acquisitions
During the nine months ended September 30, 2010, the Company acquired three companies in the Industrial and Electrical Groups for approximately $88.0 million. The Company allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s condensed consolidated statements of income beginning on their respective acquisition dates. The Company recorded approximately $38.0 million of goodwill and other intangible assets associated with the acquisitions. The Company is in the process of analyzing the estimated values of assets and liabilities acquired and is obtaining third-party valuations of certain tangible and intangible assets. The allocation of the purchase price is therefore preliminary and subject to revision.

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
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the nine months ended September 30, 2010, business was conducted throughout the United States, Puerto Rico, Canada and Mexico from approximately 2,000 locations.
For the three months ended September 30, 2010, we recorded consolidated net income of $131.8 million compared to consolidated net income of $107.6 million in the same period last year, an increase of 22%. For the nine months ended September 30, 2010, we recorded consolidated net income of $356.9 million compared to consolidated net income of $300.4 million in the same period last year, an increase of 19%. The Company continues to focus on several initiatives, such as new and expanded product lines, the penetration of new markets (including by acquisitions), and a variety of gross margin and cost savings initiatives to facilitate consistent and steady growth.
Sales
Sales for the third quarter of 2010 were $2.95 billion, an increase of 13% compared to $2.61 billion for the same period in 2009. For the nine months ended September 30, 2010, sales were $8.40 billion compared to $7.59 billion for the same period last year, an increase of 11%.
Sales for the Automotive Parts Group increased 7% in the three and nine month periods ended September 30, 2010, as compared to the same periods in the previous year. Currency exchange had a positive impact on the Automotive Parts Group’s results in Canada and Mexico, which contributed approximately 1% and 2% to sales for the three and nine month periods ended September 30, 2010, respectively. In addition, acquisitions in the Automotive Parts Group added approximately 1% to sales for the nine months ended September 30, 2010. We expect continued sales growth in this business over the remainder of the year as we continue to focus on our various sales initiatives. The Industrial Products Group’s sales increased by 29% and 21% for the three and nine month periods ended September 30, 2010, respectively, as compared to the same periods in 2009. Several factors contributed to the increase in sales volumes for this group, including the positive impact of their internal sales initiatives. In addition, acquisitions contributed approximately 6% for the three and nine month periods ended September 30, 2010. Industrial market indices, such as Industrial Production and Capacity Utilization, also trended positive over the first nine months of 2010, indicating the ongoing improvement in the manufacturing sector of the economy served by the group. Sales for the Office Products Group were down slightly for the three months and decreased 1% for the nine months ended September 30, 2010, as compared to the same periods in 2009. The declining sales trends appear to have stabilized for this group, although the Office Group continues to experience soft market conditions. Sales for the Electrical/Electronic Materials Group increased 31% and 27% for the three and nine month periods ended September 30, 2010, respectively, as compared to the same periods of the previous year. The benefit of internal sales initiatives and escalating copper pricing, which added approximately 3% and 5% to sales for the three and nine month periods ended September 30, 2010, respectively, contributed to the group’s sales increase over the same periods in 2009. In addition, acquisitions contributed approximately 9% and 5% to sales for the three and nine month periods ended September 30, 2010, respectively. The continued improvement in the industrial markets served by this group, as measured by the Purchasing Managers’ Index, also had a significant positive impact on this business during the third quarter and nine months ended September 30, 2010.
Cost of Goods Sold/Expenses
Cost of goods sold for the third quarter of 2010 was $2.10 billion, a 14% increase from $1.84 billion for the third quarter of 2009. As a percent of sales, cost of goods sold increased to 71.1% for the three months ended September 30, 2010 from 70.6% for the same period in 2009. For the nine month period ended September 30, 2010, cost of goods sold was $5.96 billion, a 12% increase from $5.34 billion for the same period last year, and as a percent of sales increased to 71.0% compared to 70.4%. The increase in cost of goods sold as a percent of sales for the three and nine month periods ended September 30, 2010 over the same periods in 2009 reflects the pricing adjustments implemented in the Automotive segment during the period April to September of 2009, in order to remain competitive in the marketplace. Competitive pricing pressures in the Office Products segment have also impacted cost of goods sold. For the nine month period ended September 30, 2010, cumulative pricing increased 3.6% in the Electrical Group, 2.1% in the Industrial Group, 0.4% in the Automotive Group and .3% in the Office Group.

Operating expenses of $640.5 million decreased to 21.7% of sales for the third quarter of 2010, as compared to 22.8% for the same period of the prior year. For the nine months ended September 30, 2010, these expenses totaled $1.86 billion, or 22.2% of sales, an improvement from 23.2% for the same period in 2009. The decrease in expenses as a percent of sales for both the third quarter and nine months ended September 30, 2010 is due to our cost savings initiatives and the benefit of greater leverage associated with our sales growth for the three and nine month periods ended September 30, 2010.
Operating Profit
Operating profit as a percentage of sales was 7.9% for the three months ended September 30, 2010, compared to 6.8% for the same period of the previous year. For the nine months ended September 30, 2010, operating profit as a percentage of sales was 7.6%, as compared to 7.0% for the same period of the previous year. Our cost reduction efforts and improved expense leverage associated with our sales growth were the primary drivers of our improved operating margin for the three and nine month periods ended September 30, 2010.
The Automotive Parts Group’s operating profit increased 15% in the third quarter of 2010 and its operating profit margin increased to 8.4% for the three months ended September 30, 2010, as compared to 7.8% in the same period of the prior year. For the nine months ended September 30, 2010, operating profit increased 8% as compared to the same nine month period of 2009, and operating profit margin increased to 8.0%, as compared to 7.9% for the same period last year. For the three and nine month periods ended September 30, 2010, operating profit margins for this group improved due to cost savings and improved expense leverage on increased revenues. The Industrial Products Group had a 100% increase in operating profit in the third quarter of 2010 compared to the third quarter of 2009, and the operating profit margin for this group increased to 7.9% as compared to 5.1% in the same period of the previous year. Operating profit increased by 78% for the nine month period ended September 30, 2010 compared to the same period in 2009, and the operating profit margin improved to 7.0%, as compared to 4.8% for the same period in 2009. The improved operating profit margins for this group are due to the combination of increased volume incentives, cost savings and greater expense leverage on sales growth, which contributed to the increase in operating profit for the three and nine month periods ended September 30, 2010. For the three month period ended September 30, 2010, the Office Products Group’s operating profit was flat and its operating profit margin remained unchanged at 6.1%. For the nine months ended September 30, 2010, operating profit decreased 6% compared to the same period in 2009, and operating profit margin decreased to 7.5%, as compared to 7.9% for the nine months ended September 30, 2009. The decrease in operating results relates to soft market conditions and the resulting sales declines for this group. The Electrical/Electronic Materials Group increased its operating profit by 23% in the third quarter, and its operating profit margin decreased to 7.2% as compared to 7.6% in the third quarter of the previous year. Operating profit increased by 26% for the nine months ended September 30, 2010, and its operating profit margin decreased to 6.8% from 6.9% for the same period of 2009. The improvement in operating profit for this group is primarily due to cost savings and improved expense leverage on increased revenues for the three and nine month periods ended September 30, 2010. The decrease in operating profit margin reflects the downward pressure on margins from increased copper pricing.
Income Taxes
The effective income tax rate was 38.0% for the three months ended September 30, 2010, as compared to 36.9% for the three months ended September 30, 2009. The increase in the rate is due to increased state taxes, as well as the less favorable retirement asset valuation adjustment recorded in the quarter. The effective income tax rate was 38.0% for the nine months ended September 30, 2010, as compared to 37.6% for the same nine month period of the previous year.
Net Income
Net income for the three months ended September 30, 2010 was $131.8 million, an increase of 22% as compared to $107.6 million for the same three month period of 2009. On a per share diluted basis, net income was $.83, an increase of 24% as compared to $.67 for the third quarter of last year. Net income for the nine months ended September 30, 2010 was $356.9 million, an increase of 19% from $300.4 million recorded for the same period of the previous year. Earnings per share on a diluted basis for the nine months ended September 30, 2010 were $2.25, up 20% as compared to $1.88 for the same nine month period in 2009.

Financial Condition
Most major balance sheet categories at September 30, 2010 were relatively consistent with the December 31, 2009 balance sheet categories, with the exception of cash and other categories discussed below. Cash balances increased $194.9 million or 58% from December 31, 2009, due to strong cash flows associated with improved earnings and cash generated from working capital. The $568.4 million in cash generated from operations in the nine months ended September 30, 2010, was used to pay $193.3 million in dividends. In addition, $58.9 million was invested in the Company via capital expenditures, $87.6 million was used for strategic acquisitions and $69.4 million was used to repurchase approximately 1.7 million shares of common stock under the Company’s share repurchase program
Accounts receivable increased $207.8 million or 17% from December 31, 2009, which is due to the Company’s overall sales increase and acquisitions. Inventory decreased $31.7 million or 1% compared to December 31, 2009, which reflects the benefits of the Company’s inventory management initiatives. Goodwill and other intangible assets increased $35.7 million or 21% from December 31, 2009, primarily due to three acquisitions in the nine month period ended September 30, 2010. Other assets increased $37.0 million or 25% from December 31, 2009. Accounts payable increased $277.4 million or 25% from December 31, 2009. This change is due to increased inventory purchases related to the sales increase for the first nine months of 2010, as well as more favorable terms negotiated with our vendors and other payables initiatives such as a procurement card program. The Company’s long-term debt is discussed in detail below.
Liquidity and Capital Resources
Total debt, which matures in 2011 and 2013, is at fixed rates of interest and remains unchanged at $500 million as of September 30, 2010, compared to December 31, 2009.
The ratio of current assets to current liabilities was 2.6 to 1 at September 30, 2010, as compared to 2.9 to 1 at December 31, 2009.
The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including share repurchases, if any, for the foreseeable future. The Company maintains a $350 million unsecured revolving line of credit with a consortium of financial institutions, which matures in December 2012 and bears interest at LIBOR plus .23%. At September 30, 2010, no amounts were outstanding under the line of credit.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposure is the Canadian dollar, which is the functional currency of our Canadian operations. As previously noted under “Sales,” foreign currency exchange exposure, particularly in regard to the Canadian dollar and, to a lesser extent, the Mexican peso, positively impacted our results for the three month period ended September 30, 2010. There have been no other material changes in market risk from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares That May Yet
	Number of	Average	as Part of Publicly	Be Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased (1)	Per Share	or Programs (2)	Programs
July 1, 2010 through July 31, 2010	40,598	$39.67	35,000	16,214,073

August 1, 2010 through August 31, 2010	160,245	$42.43	117,428	16,096,645

September 1, 2010 through September 30, 2010	35,010	$44.55	—	16,096,645

Totals	235,853	$42.27	152,428	16,096,645

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)	On August 21, 2006 and November 17, 2008, the Board of Directors authorized the repurchase of 15 million shares and 15 million shares, respectively, and such repurchase plans were announced on August 21, 2006 and November 17, 2008, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. Approximately 1.1 million shares authorized in the repurchase plan announced in 2006 and all 15 million shares authorized in 2008 remain to be repurchased by the Company. There were no other publicly announced repurchase plans outstanding as of September 30, 2010.

Item 6.	Exhibits
(a)	The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 20, 2007)

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer — filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer — filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer — furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer — furnished herewith

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) the Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009; (ii) the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2010 and 2009; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (iv) the Notes to the Condensed Consolidated Financial Statements — submitted herewith pursuant to Rule 406T

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: November 4, 2010	/s/ Jerry W. Nix Jerry W. Nix
Vice Chairman and Chief Financial Officer
(Principal Financial and Accounting Officer)