Form 10-K
period 2010-12-31
GENUINE PARTS CO
filed 2011-02-25
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,009,155,000 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2011

Common Stock, $1 par value per share	157,656,559 shares

Specifically identified portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2011 are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.	BUSINESS.

Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials through our four operating segments, each described in more detail below. In 2010, business was conducted throughout the United States, in Canada and in Mexico from approximately 2,000 locations. As of December 31, 2010, the Company employed approximately 29,500 persons.

As used in this report, the “Company” refers to Genuine Parts Company and its subsidiaries, except as otherwise indicated by the context; and the terms “automotive parts” and “industrial parts” refer to replacement parts in each respective category.

Financial Information about Segments.  For financial information regarding segments as well as our geographic areas of operation, refer to Note 10 of Notes to Consolidated Financial Statements beginning on page F-1.

Available Information.  The Company’s internet website can be found at www.genpt.com. The Company makes available, free of charge through its internet website, access to the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and any amendments to these documents, as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission (“SEC”). Additionally, our corporate governance guidelines, codes of conduct and ethics, and charters of the Audit Committee and the Compensation, Nominating and Governance Committee of our Board of Directors, as well as information regarding our director nominating process and our procedure for shareholders and other interested parties to communicate with our Board of Directors, are available on our website.

In Part III of this Form 10-K, we incorporate certain information by reference to our proxy statement for our 2011 annual meeting of shareholders. We expect to file that proxy statement with the SEC on or about February 25, 2011, and we will make it available online at the same time at http://www.proxydocs.com/gpc. Please refer to the proxy statement when it is available.

AUTOMOTIVE PARTS GROUP

The Automotive Parts Group, the largest division of the Company, distributes automotive replacement parts and accessory items. The Company is the largest member, with approximately 95% ownership, of the National Automotive Parts Association (“NAPA”), a voluntary trade association formed in 1925 to provide nationwide distribution of automotive parts. In addition to over 420,000 available part numbers, the Company, in conjunction with NAPA, offers complete inventory, cataloging, marketing, training and other programs in the automotive aftermarket.

During 2010, the Company’s Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores (“auto parts stores” or “NAPA AUTO PARTS stores”) owned and operated in the United States by the Company; NAPA and Traction automotive parts distribution centers and auto parts stores in the United States and Canada owned and operated by the Company and NAPA Canada/UAP Inc. (“NAPA Canada/UAP”), a wholly-owned subsidiary of the Company; auto parts stores and distribution centers in the United States operated by corporations in which the Company owned either a noncontrolling or controlling interest; auto parts stores in Canada operated by corporations in which UAP owns a 50% interest; import automotive parts distribution centers in the United States owned by the Company and operated by its Altrom America division; import automotive parts distribution centers in Canada owned and operated by Altrom Canada Corporation (“Altrom Canada”), a wholly-owned subsidiary of the Company; distribution centers in the United States owned by Balkamp, Inc. (“Balkamp”), a wholly-owned subsidiary of the Company; rebuilding and distribution plants in the United States owned by the Company and operated by its Rayloc division; and automotive parts distribution centers and automotive parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. (“Auto Todo”), a wholly-owned subsidiary of the Company.

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

The Company’s NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, SUVs, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes replacement parts for small engines, farm equipment and heavy duty equipment. The Company’s inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company’s domestic automotive operations purchase from approximately 100 different suppliers, approximately 52% of 2010 automotive parts inventories were purchased from 10 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers, which have protected the Company from inventory obsolescence.

Distribution System.  In 2010, the Company operated 58 domestic NAPA automotive parts distribution centers located in 39 states and approximately 1,000 domestic company-owned NAPA AUTO PARTS stores located in 42 states. At December 31, 2010, the Company owned either a noncontrolling or controlling interest in two corporations, which operated approximately 19 auto parts stores in three states, and a wholly-owned subsidiary corporation operating three distribution centers in two states.

NAPA Canada/UAP, founded in 1926, is a Canadian leader in the distribution and marketing of replacement parts and accessories for automobiles and trucks. NAPA Canada/UAP employs approximately 3,500 people and operates a network of 12 distribution centers supplying approximately 590 NAPA stores and 98 Traction wholesalers. Traction is a supplier of parts to small and large fleet owners and operators and, together with NAPA stores, is a significant supplier to the mining and forestry industries. The NAPA stores and Traction in Canada include approximately 189 company owned stores, 30 joint venture or progressive owners in which NAPA Canada/UAP owns a 50% interest and approximately 469 independently owned stores. NAPA and Traction operations supply bannered installers and independent installers in all provinces of Canada, as well as networks of service station and repair shops operating under the banners of national accounts. UAP is a licensee of the NAPA® name in Canada.

In Canada, Altrom Canada Corp. operates 15 import automotive parts distribution centers. In the United States, Altrom America operates two import automotive parts distribution centers.

In Mexico, Auto Todo owns and operates 10 distribution centers, four auto parts stores and four tire centers. Auto Todo is a licensee of the NAPA® name in Mexico.

The Company’s domestic distribution centers serve approximately 4,700 independently owned NAPA AUTO PARTS stores located throughout the United States. NAPA AUTO PARTS stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, these independent automotive parts stores account for approximately 66% of the Company’s total U.S. Automotive sales and 27% of the Company’s total sales, with no automotive parts store or group of automotive parts stores with individual or common ownership accounting for more than 0.25% of the total sales of the Company.

Products.  Distribution centers have access to over 420,000 different parts and related supply items. Each item is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers. Most orders are filled and shipped the same day as received. The majority of sales are on terms that require payment within 30 days of the statement date. The Company does not manufacture any of the products it distributes. The majority of products are distributed under the NAPA® name, a mark licensed to the Company by NAPA, which is important to the sales and marketing of these products. Traction sales also include products distributed under the HD Plus name, a proprietary line of automotive parts for the heavy duty truck market.

Related Operations.  Balkamp, a wholly-owned subsidiary of the Company, distributes a wide variety of replacement parts and accessory items for passenger cars, heavy-duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the 45,000 products, which constitute the “Balkamp” line of products that are distributed to the members of NAPA. These products are categorized into over 250 different product groups purchased from approximately 600 domestic suppliers and 100 foreign manufacturers. In addition, Balkamp operates two Redistribution Centers that provide NAPA with over 1,900 SKUs of oils, chemicals and procurement items. BALKAMP®, a federally registered trademark, is important to the sales and marketing promotions of the Balkamp organization. Balkamp has three distribution centers located in Indianapolis and Plainfield, Indiana, and West Jordan, Utah.

The Company, through its Rayloc division, operates four facilities where certain small automotive parts are rebuilt or distributed to the members of NAPA under the NAPA® brand name. Rayloc® is a mark licensed to the Company by NAPA.

The Company’s Heavy Vehicle Parts Group operates as TW Distribution, with one warehouse location in Atlanta, Georgia, which serves 23 Traction Heavy Duty parts stores in the United States, of which 15 are company-owned and eight are independently owned. This group distributes heavy vehicle parts through the NAPA system and direct to small fleet owners and operators.

Segment Data.  In the year ended December 31, 2010, sales from the Automotive Parts Group were approximately 50% of the Company’s net sales, as compared to 52% in 2009 and 48% in 2008. For additional segment information, see Note 10 of Notes to Consolidated Financial Statements set forth beginning on page F-1.

Service to NAPA AUTO PARTS Stores.  The Company believes that the quality and the range of services provided to its automotive parts customers constitute a significant advantage for its automotive parts distribution system. Such services include fast and frequent delivery, obsolescence protection, parts cataloging (including the use of electronic NAPA AUTO PARTS catalogs) and stock adjustment through a continuing parts classification system which, as initiated by the Company from time to time, allows independent retailers (“jobbers”) to return certain merchandise on a scheduled basis. The Company offers its NAPA AUTO PARTS store customers various management aids, marketing aids and service on topics such as inventory control, cost analysis, accounting procedures, group insurance and retirement benefit plans, as well as marketing conferences and seminars, sales and advertising manuals and training programs. Point of sale/inventory management is available through TAMS® (Total Automotive Management Systems), a computer system designed and developed by the Company for the NAPA AUTO PARTS stores.

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

Competition.  The automotive parts distribution business is highly competitive. The Company competes with automobile manufacturers (some of which sell replacement parts for vehicles built by other manufacturers as well as those that they build themselves), automobile dealers, warehouse clubs and large automotive parts retail chains. In addition, the Company competes with the distributing outlets of parts manufacturers, oil companies, mass merchandisers, including national retail chains, and with other parts distributors and retailers. The Automotive Parts Group competes primarily on product offering, service, brand recognition and price. Further information regarding competition in the industry is set forth in “Item 1A. Risk Factors — We Face Substantial Competition in the Industries in Which We Do Business.”

NAPA.  The Company is a member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive replacement parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose members in 2010 operated 64 distribution centers located throughout the United States, 58 of which were owned and operated by the Company. NAPA develops marketing concepts and programs that may be used by its members. It is not involved in the chain of distribution.

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

INDUSTRIAL PARTS GROUP

The Industrial Parts Group is operated as Motion Industries, Inc. (“Motion”), a wholly-owned subsidiary of the Company headquartered in Birmingham, Alabama. Motion distributes industrial replacement parts and related supplies such as bearings, mechanical and electrical power transmission, industrial automation, hose, hydraulic and pneumatic components, industrial supplies and material handling products to MRO (maintenance, repair and operation) and OEM (original equipment manufacturer) customers throughout the United States, Canada and Mexico.

In Canada, industrial parts are distributed by Motion Industries (Canada), Inc. (“Motion Canada”) and BC Bearing Engineers Limited. The Mexican market is served by Motion Mexico S de RL de CV (“Motion Mexico”). These organizations operate in the Company’s North American structure.

In March 2010, the Company acquired BC Bearing Engineers Limited and its wholly-owned subsidiary, US Bearings & Things, Inc., a long-established bearing and power transmission distributor. BC Bearing Engineers joined Motion Industries with 22 locations throughout western Canada, and U.S. Bearings & Things with 21 branches in the western United States. In 2010, the Company also acquired TechCan Services, a full-service asset repair, fabrication and engineering business located in Alberta, Canada.

As of December 31, 2010, the Industrial Parts Group served more than 140,000 customers in all types of industries located throughout North America, including the food, forest products, primary metal, paper, mining, automotive, petrochemical and pharmaceutical industries; as well as strategically targeted specialty industries such as power generation, wastewater treatment facilities, wind power generation, solar power, government projects, pipelines, railroad, ports, and others. Motion services all manufacturing and processing industries with access to a database of 4.3 million parts. Additionally, late in 2010, Motion Industries was awarded a Government Services Administration (GSA) schedule becoming a supplier to provide government agencies in the U.S. access to more than 985,000 product and replacement parts.

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

Distribution System.  In North America, the Industrial Parts Group operated 488 branches, 9 distribution centers and 46 service centers as of December 31, 2010. The distribution centers stock and distribute more than 92,000 different items purchased from more than 468 different suppliers. The service centers provide hydraulic, hose and mechanical repairs for customers. Approximately 37% of 2010 total industrial product purchases were made from 10 major suppliers. Sales are generated from the Industrial Parts Group’s branches located in 47 states, Puerto Rico, nine provinces in Canada, and Mexico. Each branch has warehouse facilities that stock significant amounts of inventory representative of the products used by customers in the respective market area served.

Products.  The Industrial Parts Group distributes a wide variety of parts and products to its customers, primarily industrial concerns. Products include such items as hoses, belts, bearings, pulleys, pumps, valves, chains, gears, sprockets, speed reducers, electric motors, and industrial supplies. In recent years, Motion expanded its offering to include systems and automation products in response to the increasing sophistication of motion control and process automation for full systems integration of plant equipment. Manufacturing trends and government policies have led to opportunities in the “green” and energy-efficient product markets, leading to product offerings such as energy-efficient motors and drives, recyclable and environmentally friendly parts and supplies. The nature of this group’s business demands the maintenance of adequate inventories and the ability to promptly meet demanding delivery requirements. Virtually all of the products distributed are installed by the customer or used in plant and facility maintenance activities. Most orders are filled immediately from existing stock and deliveries are normally made within 24 hours of receipt of order. The majority of all sales are on open account. Motion has ongoing purchase agreements with existing customers that represent approximately 40% of the annual sales volume.

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

Segment Data.  In the year ended December 31, 2010, sales from the Company’s Industrial Parts Group approximated 31% of the Company’s net sales, as compared to 29% in 2009 and 32% in 2008. For additional segment information, see Note 10 of Notes to Consolidated Financial Statements set forth beginning on page F-1.

Competition.  The industrial parts distribution business is highly competitive. The Industrial Parts Group competes with other distributors specializing in the distribution of such items, general line distributors and others who provide similar services. To a lesser extent, the Industrial Parts Group competes with manufacturers that sell directly to the customer. The Industrial Parts Group competes primarily on the breadth of product offerings, service and price. Further information regarding competition in the industry is set forth in “Item 1A. Risk Factors — We Face Substantial Competition in the Industries in Which We Do Business.”

OFFICE PRODUCTS GROUP

The Office Products Group, operated through S. P. Richards Company (“S. P. Richards”), a wholly owned subsidiary of the Company, is headquartered in Atlanta, Georgia. S. P. Richards is engaged in the wholesale distribution of a broad line of office and other business related products to business product resellers that are used in the daily operation of businesses, schools, offices and other institutions. Office products fall into the general categories of computer supplies, imaging products, office furniture, office machines, general office products, school supplies, cleaning and breakroom supplies, and healthcare products.

The Office Products Group is represented in Canada through S. P. Richards Canada, a wholly-owned subsidiary of the Company headquartered near Toronto, Ontario. S. P. Richards Canada services office product resellers throughout Canada from locations in Vancouver, Toronto, Calgary, Edmonton and Winnipeg.

Distribution System.  The Office Products Group distributes more than 50,000 items to nearly 4,000 business product resellers throughout the United States and Canada from a network of 43 distribution centers. In 2010, the Company completed the installation of new pick to voice technology in all U.S. distribution centers. In addition, new conveyors with inline scales and automated sortation were installed in four distribution centers and energy conservation projects creating better lighting, lower energy usage and usage of motion sensitive lighting were completed in 12 distribution centers. This network of strategically located distribution centers provides overnight delivery of the Company’s comprehensive product offering. Approximately 50% of the Company’s 2010 total office products purchases were made from 10 major suppliers.

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

Products.  The Office Products Group distributes computer supplies including storage media, printer supplies and computer accessories; office furniture including desks, credenzas, chairs, chair mats, partitions, files and computer furniture; office machines including telephones, answering machines, calculators, fax machines, multi-function copiers, printers, digital cameras, laminators and shredders; general office supplies including desk accessories, business forms, accounting supplies, binders, filing supplies, report covers, writing instruments, envelopes, note pads, copy paper, mailroom supplies, drafting supplies and audiovisual supplies; school supplies including bulletin boards, teaching aids and art supplies; healthcare products; janitorial supplies including cleaning supplies, paper towels and trash can liners; and breakroom supplies including napkins, utensils, snacks and beverages. S. P. Richards has return privileges with most of its suppliers, which have protected the Company from inventory obsolescence.

While the Company’s inventory includes products from over 400 of the industry’s leading manufacturers worldwide, S. P. Richards also markets products under its eight proprietary brands. These brands include: SPARCOtm, an economical line of office supply basics; Compucessory®, a line of computer accessories; Lorelltm, a line of office furniture; NATURE SAVER®, an offering of recycled products; Elite Image®, a line of new and remanufactured toner cartridges, premium papers and labels; Integratm, a line of writing instruments; Genuine Joe®, a line of cleaning and breakroom products; and Business Sourcetm, a line of basic office supplies available only to independent resellers. The Company launched its FurnitureAdvantagetm program in 2010 which provides resellers with an additional 6,000 furniture items made available to consumers in 7 to 10 days. The Company also introduced PrintSmarttm, a fully featured managed print solution allowing resellers to serve this growing segment of the market.

Segment Data.  In the year ended December 31, 2010, sales from the Company’s Office Products Group approximated 15% of the Company’s net sales, as compared to 16% in 2009 and 2008. For additional segment information, see Note 10 of Notes to Consolidated Financial Statements set forth beginning on page F-1.

Competition.  The office products distribution business is highly competitive. In the distribution of its product offering to resellers, S. P. Richards competes with many other wholesale distributors, as well as with certain manufacturers of office products. S. P. Richards competes primarily on price, product offerings, service, marketing programs and brand recognition. Further information regarding competition in the industry is set forth in “Item 1A. Risk Factors — We Face Substantial Competition in the Industries in Which We Do Business.”

ELECTRICAL/ELECTRONIC MATERIALS GROUP

The Electrical/Electronic Materials Group was formed on July 1, 1998 through the acquisition of EIS, Inc. (“EIS”), a wholly-owned subsidiary of the Company headquartered in Atlanta, Georgia. This Group distributes materials to more than 20,000 electrical and electronic manufacturers in North America. With 33 branch locations in the United States, Puerto Rico, the Dominican Republic, Mexico and Canada, this Group distributes over 100,000 items including wire and cable, insulating and conductive materials, assembly tools and test equipment. EIS also has three manufacturing facilities that provide custom fabricated parts.

Distribution System.  The Electrical/Electronic Materials Group provides distribution services to OEM’s, motor repair shops and a broad variety of industrial assembly markets. EIS actively utilizes its e-commerce Internet site to present its products to customers while allowing these on-line visitors to conveniently purchase from a large product assortment.

Electrical and electronic products are distributed from warehouse locations in major user markets throughout the United States, as well as in Mexico and Canada. The Company has return privileges with some of its suppliers, which have protected the Company from inventory obsolescence.

Products.  The Electrical/Electronic Materials Group distributes a wide variety of products to customers from over 350 vendors. These products include custom fabricated flexible materials that are used as components within a customer’s manufactured finished product in a variety of market segments. Among the products distributed and fabricated are such items as magnet wire, conductive materials, electrical wire and cable, insulating and shielding materials, assembly tools, test equipment, adhesives and chemicals, pressure sensitive tapes, solder, anti-static products and thermal management products. To meet the prompt delivery demands of its customers, this Group maintains large inventories. The majority of sales are on open account. Approximately 45% of 2010 total Electrical/Electronic Materials Group purchases were made from 10 major suppliers.

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

Segment Data.  In the year ended December 31, 2010, sales from the Company’s Electrical/Electronic Materials Group approximated 4% of the Company’s net sales, as compared to 3% in 2009 and 4% in 2008. For additional segment information, see Note 10 of Notes to Consolidated Financial Statements set forth beginning on page F-1.

Competition.  The electrical and electronics distribution business is highly competitive. The Electrical/Electronic Materials Group competes with other distributors specializing in the distribution of electrical and electronic products, general line distributors and, to a lesser extent, manufacturers that sell directly to customers. EIS competes primarily on factors of price, product offerings and service. Further information regarding competition in the industry is set forth in “Item 1A. Risk Factors — We Face Substantial Competition in the Industries in Which We Do Business.”

ITEM 1A.	RISK FACTORS.

FORWARD-LOOKING STATEMENTS

Some statements in this report, as well as in other materials we file with the SEC or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated in our forward-looking statements as a result of various important factors. Such factors include, but are not limited to, those discussed below.

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-Q, Form 8-K and other reports to the SEC.

Set forth below are the material risks and uncertainties that, if they were to occur, could materially and adversely affect our business or could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report and in the other public statements we make. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition, results of operations or the trading price of our securities.

Our business will be adversely affected if demand for our products slows.

Our business depends on customer demand for the products that we distribute. Demand for these products depends on many factors.

With respect to our automotive group, the primary factors are:

•	the number of miles vehicles are driven annually, as higher vehicle mileage increases the need for maintenance and repair;

•	the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranty or maintenance offered on new vehicles;

•	the number of vehicles in current service that are six years old and older, as these vehicles are typically no longer under the original vehicle manufacturers’ warranty and will need more maintenance and repair than newer vehicles;

•	gas prices, as increases in gas prices may deter consumers from using their vehicles;

•	changes in travel patterns which may cause consumers to rely more on other transportation;

•	restrictions on access to diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation, as consumers may be forced to have all diagnostic work, repairs and maintenance performed by the vehicle manufacturers’ dealer networks; and

•	the economy generally, which in declining conditions may cause consumers to defer vehicle maintenance and repair and defer discretionary spending.

With respect to our industrial parts group, the primary factors are:

•	the level of industrial production and manufacturing capacity utilization, as these indices reflect the need for industrial replacement parts;

•	changes in manufacturing reflected in the level of the Institute for Supply Management’s Purchasing Managers Index, as an index reading of 50 or more implies an expanding manufacturing economy, while a reading below 50 implies contracting manufacturing economy;

•	the consolidation of certain of our manufacturing customers and the trend of manufacturing operations being moved overseas; and

•	the economy in general.

With respect to our office products group, the primary factors are:

•	the level of unemployment, especially as it relates to white collar and service jobs, as this impacts the need for business products; and

•	the economy in general.

With respect to our electrical/electronic materials group, the primary factors are:

•	changes in manufacturing reflected in the level of the Institute for Supply Management’s Purchasing Managers Index, as an index reading of 50 or more implies an expanding manufacturing economy, while a reading below 50 implies contracting manufacturing economy; and

•	the economy in general.

Uncertainty and/or deterioration in general macro-economic conditions, including unemployment, inflation or deflation, high energy costs, uncertain credit markets, or other economic conditions, could have a negative impact on our business, financial condition, results of operations and cash flows.

Our business and operating results may in the future be adversely affected by uncertain global economic conditions, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that could affect the global economy. Both our commercial and retail customers may experience deterioration of their financial resources, which could result in existing or potential customers delaying or canceling plans to purchase our products. Our vendors could experience similar conditions, which could impact their ability to fulfill their obligations to us. Future weakness in the global economy could adversely affect our results of operations, financial condition and cash flows in future periods.

We depend on our relationships with our vendors, and a disruption of our vendor relationships or a disruption in our vendors’ operations could harm our business.

As a distributor of automotive replacement parts, industrial parts, office products and electrical/electronic materials, our business depends on developing and maintaining close and productive relationships with our vendors. We depend on our vendors to sell us quality products at favorable prices. Many factors outside our control, including, without limitation, raw material shortages, inadequate manufacturing capacity, labor disputes, transportation disruptions or weather conditions, could adversely affect our vendors’ ability to deliver to us quality merchandise at favorable prices in a timely manner. Furthermore, financial or operational difficulties with a particular vendor could cause that vendor to increase the cost of the products or decrease the quality of the products we purchase from it. Vendor consolidation could also limit the number of suppliers from which we may purchase products and could materially affect the prices we pay for these products. In our automotive business, the number of vendors could decrease considerably, and the prices charged to us by the remaining vendors could increase, to the extent that vehicle production slows due to a decline in consumer spending and, possibly, the failure of one or more of the large automobile manufacturers. We would suffer an adverse impact if our vendors limit or cancel the return privileges that currently protect us from inventory obsolescence.

We face substantial competition in the industries in which we do business.

The sale of automotive and industrial parts, office products and electrical materials is highly competitive and impacted by many factors, including name recognition, product availability, customer service, anticipating changing customer preferences, store location, and pricing pressures. Because we seek to offer competitive prices, if our competitors reduce their prices, we may be forced to reduce our prices, which could result in a material decline in our revenues and earnings. Increased competition among distributors of automotive and industrial parts, office products and electronic materials, including internet-related initiatives, could cause a material adverse effect on our results of operations. The Company anticipates no decline in competition in any of its four business segments in the foreseeable future.

In particular, the market for replacement automotive parts is highly competitive and subjects us to a wide variety of competitors. We compete primarily with national and regional auto parts chains, independently owned regional and local automotive parts and accessories stores, automobile dealers that supply manufacturer replacement parts and accessories, mass merchandisers and wholesale clubs that sell automotive products and regional and local full service automotive repair shops. Furthermore, the automotive aftermarket has experienced consolidation in recent years. Consolidation among our competitors could further enhance their financial position, provide them with the ability to provide more competitive prices to customers for whom we compete, and allow them to achieve increased efficiencies in their consolidated operations that enable them to more effectively compete for customers. If we are unable to continue to develop successful competitive strategies or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.

We may not be able to successfully implement our business initiatives in each of our four business segments to grow our sales and earnings, which could adversely affect our business, financial condition, results of operations and cash flows.

We have implemented numerous initiatives in each of our four business segments to grow sales and earnings, including the introduction of new and expanded product lines, geographic expansion (including acquisitions), sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives. If we are unable to implement these initiatives efficiently and effectively, or if these initiatives are unsuccessful, our business, financial condition, results of operations and cash flows could be adversely affected.

Successful implementation of these initiatives also depends on factors specific to the automotive parts industry and the other industries in which we operate and numerous other factors that may be beyond our control. In addition to the other risk factors contained in this “Item 1A. Risk Factors,” adverse changes in the following factors could undermine our business initiatives and have a material adverse affect on our business, financial condition, results of operations and cash flows:

•	the competitive environment in our end markets may force us to reduce prices below our desired pricing level or increase promotional spending;

•	our ability to anticipate changes in consumer preferences and to meet customers’ needs for our products in a timely manner;

•	our ability to successfully enter new markets;

•	our ability to effectively manage our costs;

•	our ability to continue to grow through acquisitions and successfully integrate acquired businesses in our existing operations; and

•	the economy in general.

Because we are involved in litigation from time to time and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs.

We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various actions. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse affect on our business, financial condition, results of operations and cash flows.

Additionally, we are subject to numerous federal, state and local laws and governmental regulations relating to environmental protection, product quality standards, building and zoning requirements, as well as employment law matters. If we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs. In addition, our capital expenses could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

The Company’s headquarters and Automotive Parts Group headquarters are located in two adjacent office buildings owned by the Company in Atlanta, Georgia.

The Company’s Automotive Parts Group currently operates 58 NAPA Distribution Centers in the United States distributed among eight geographic divisions. Approximately 90% of the distribution center properties are owned by the Company. At December 31, 2010, the Company operated approximately 1,000 NAPA AUTO PARTS stores located in 42 states, and the Company owned either a noncontrolling or controlling interest in approximately 19 additional auto parts stores located in three states. Other than NAPA AUTO PARTS stores located within Company owned distribution centers, the majority of the automotive parts stores in which the Company has an ownership interest were operated in leased facilities. In addition, NAPA Canada/UAP operates 12 distribution centers and approximately 189 automotive parts and Traction stores in Canada, and Auto Todo operates ten distribution centers and eight stores and tire centers in Mexico. These operations are conducted in leased facilities.

The Company’s Automotive Parts Group also operates three Balkamp distribution centers, four Rayloc rebuilding and distribution facilities and two transfer and shipping facilities. Finally, Altrom Canada operates 15 import parts distribution centers, Altrom America operates two import parts distribution centers and the Heavy Vehicle Parts Group operates one TW distribution center, which serves 23 Traction stores of which 15 are company owned and located in the US. These operations are operated in leased facilities.

The Company’s Industrial Parts Group, operating through Motion and Motion Canada, operates nine distribution centers, 46 service centers and 488 branches. Approximately 90% of these branches are operated in leased facilities.

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

The Company is subject to various legal and governmental proceedings, many involving routine litigation incidental to the businesses, including approximately 1,900 product liability lawsuits resulting from its national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts distributed by the Company. While litigation of any type contains an element of uncertainty, the Company believes that its defense and ultimate resolution of pending and reasonably anticipated claims will continue to occur within the ordinary course of the Company’s business and that resolution of these claims will not have a material adverse effect on the Company’s business, results of operations or financial condition.

ITEM 4.	[Removed and Reserved.]

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information Regarding Common Stock

The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol “GPC”. The following table sets forth the high and low sales prices for the common stock as reported on the New York Stock Exchange and dividends per share of common stock paid during the last two fiscal years:

	Sales Price of Common Shares
	2010		2009
	High	Low	High	Low

Quarter
First	$43.63	$36.94	$39.82	$24.93
Second	45.42	38.00	36.18	29.18
Third	45.32	38.81	39.75	32.36
Fourth	51.61	44.13	39.00	34.91

	Dividends Declared per Share
	2010	2009

Quarter
First	$0.41	$0.40
Second	0.41	0.40
Third	0.41	0.40
Fourth	0.41	0.40

Stock Performance Graph

Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return on the Company’s Common Stock against the cumulative total shareholder return of the Standard and Poor’s 500 Stock Index and a peer group composite index structured by the Company as set forth below for the five year period that commenced December 31, 2005 and ended December 31, 2010. This graph assumes that $100 was invested on December 31, 2005 in Genuine Parts Company Common Stock, the S&P 500 Stock Index (the Company is a member of the S&P 500, and its cumulative total shareholder return went into calculating the S&P 500 results set forth in the graph) and the peer group composite index as set forth below and assumes reinvestment of all dividends.

Comparison of five year cumulative total shareholder return

Genuine Parts Company, S&P 500 Index and peer group composite index

Cumulative Total Shareholder Return
$ at Fiscal Year End	2005	2006	2007	2008	2009	2010
Genuine Parts Company	100.00	111.40	112.03	95.20	100.16	140.73
S&P 500	100.00	115.79	122.15	76.95	97.31	111.97
Peer Index	100.00	107.58	116.74	56.79	143.06	144.85

In constructing the peer group composite index (“Peer Index”) for use in the stock performance graph above, the Company used the shareholder returns of various publicly held companies (weighted in accordance with each company’s stock market capitalization at December 31, 2005 and including reinvestment of dividends) that compete with the Company in three industry segments: automotive parts, industrial parts and office products (each group of companies included in the Peer Index as competing with the Company in a separate industry segment is hereinafter referred to as a “Peer Group”). Included in the automotive parts Peer Group are those companies making up the Dow Jones U.S. Auto Parts Index (the Company is a member of such industry group, and its individual shareholder return was included when calculating the Peer Index results set forth in the performance graph). Included in the industrial parts Peer Group are Applied Industrial Technologies, Inc. and Kaman Corporation and included in the office products Peer Group is United Stationers Inc. The Peer Index does not break out a separate electrical/electronic peer group due to the fact that there is currently no true market comparative to EIS. The electrical/electronic component of sales is redistributed to the Company’s other segments on a pro rata basis to calculate the final Peer Index.

In determining the Peer Index, each Peer Group was weighted to reflect the Company’s annual net sales in each industry segment. Each industry segment of the Company comprised the following percentages of the Company’s net sales for the fiscal years shown:

Industry Segment	2005	2006	2007	2008	2009	2010

Automotive Parts	51%	49%	49%	48%	52%	50%
Industrial Parts	29%	30%	31%	32%	29%	31%
Office Products	17%	17%	16%	16%	16%	15%
Electrical/Electronic Materials	3%	4%	4%	4%	3%	4%

Holders

As of December 31, 2010, there were 5,483 holders of record of the Company’s common stock. The number of holders of record does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Sales of Unregistered Securities

All of our sales of securities in 2010 were registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table provides information about the purchases of shares of the Company’s common stock during the three month period ended December 31, 2010:

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares That May Yet
	Number of	Average	Part of Publicly	be Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased(1)	per Share	Programs(2)	Programs

October 1, 2010 through October 31, 2010	98,149	$46.53	33,393	16,063,252
November 1, 2010 through November 30, 2010	146,866	$47.32	85,900	15,977,352
December 1, 2010 through December 31, 2010	173,278	$50.69	875	15,976,477
Totals	418,293	$48.53	120,168	15,976,477

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)	On August 21, 2006 and November 17, 2008, the Board of Directors authorized and announced the repurchase of 15 million shares and 15 million shares, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 1.0 million shares authorized in the repurchase plan announced in 2006 and all 15 million shares authorized in 2008 remain to be repurchased by the Company. There were no other publicly announced plans outstanding as of December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA.

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

Year Ended December 31,	2010	2009	2008	2007	2006
		(In thousands, except per share data)

Net sales	$11,207,589	$10,057,512	$11,015,263	$10,843,195	$10,457,942
Cost of goods sold	7,954,645	7,047,750	7,742,773	7,625,972	7,353,447
Operating and non-operating expenses, net	2,491,161	2,365,597	2,504,022	2,400,478	2,333,579
Income before taxes	761,783	644,165	768,468	816,745	770,916
Income taxes	286,272	244,590	293,051	310,406	295,511
Net income	$475,511	$399,575	$475,417	$506,339	$475,405
Weighted average common shares outstanding during year — assuming dilution	158,461	159,707	162,986	170,135	172,486
Per common share:
Diluted net income	$3.00	$2.50	$2.92	$2.98	$2.76
Dividends declared	1.64	1.60	1.56	1.46	1.35
December 31 closing stock price	51.34	37.96	37.86	46.30	47.43
Long-term debt, less current maturities	250,000	500,000	500,000	250,000	500,000
Total equity	2,802,714	2,629,372	2,393,378	2,782,946	2,610,707
Total assets	$5,465,044	$5,004,689	$4,786,350	$4,774,069	$4,496,984

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. In 2010, the Company conducted business throughout the United States, Canada, Mexico and Puerto Rico from approximately 2,000 locations.

We recorded consolidated net sales of $11.2 billion for the year ended December 31, 2010, an increase of 11% compared to $10.1 billion in 2009. Consolidated net income for the year ended December 31, 2010 was $476 million, up 19% from $400 million in 2009. The improving market conditions in the industries that we serve combined with our internal growth initiatives drove the Company’s strong performance in 2010.

The 11% sales growth in 2010 follows a 9% decrease in revenues in 2009 and a 2% increase in revenues in 2008. Our 19% increase in net income follows a 16% and 6% decrease in net income in 2009 and 2008, respectively. Throughout this three year period, the Company has implemented a variety of initiatives in each of our four business segments to grow sales and earnings, including the introduction of new and expanded product lines, geographic expansion (including acquisitions), sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives. The effects of the economic slowdown, which we began to experience in the final quarter of 2008, adversely impacted the benefit of these initiatives through 2009. In 2010, however, the recovering economy served to further support the benefits of our internal growth initiatives.

With regard to the December 31, 2010 consolidated balance sheet, the Company’s cash balance of $530 million was up $193 million or 57% from $337 million at December 31, 2009. This increase marks the second consecutive year the Company has significantly improved its cash position and relates to the increase in net income in 2010 and an improved working capital position for both years. Accounts receivable increased by approximately 15%, relatively in-line with our sales increase in the fourth quarter of the year and inventory was up slightly, including acquisitions. Accounts payable increased $281 million or 26% from the prior year, due primarily to improved payment terms with certain suppliers and other ongoing payables initiatives such as a procurement card program. Total debt outstanding at December 31, 2010 was unchanged from $500 million at December 31, 2009.

RESULTS OF OPERATIONS

Our results of operations are summarized below for the three years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
	(In thousands except per share data)

Net Sales	$11,207,589	$10,057,512	$11,015,263
Gross Profit	3,252,944	3,009,762	3,272,490
Net Income	475,511	399,575	475,417
Diluted Earnings Per Share	3.00	2.50	2.92

Net Sales

Consolidated net sales for the year ended December 31, 2010 totaled $11.2 billion, an 11% increase from 2009 driven by sales growth in all four of our business segments. The Industrial and Electrical business segments experienced the greatest percentage increases for the year, as the manufacturing sector of the economy was much stronger in 2010 relative to 2009. These businesses also benefited from acquisitions in 2010. Sales for the Automotive business segment were much improved in 2010 as well, primarily due to the benefits of well executed internal initiatives and the overall improvement in the economy. Cumulatively, prices in 2010 were up approximately 1% in the Automotive segment, up approximately 3% in the Industrial segment, up approximately 4% in the Electrical segment and approximately flat in the Office segment.

Consolidated net sales for the year ended December 31, 2009 totaled $10.1 billion, a 9% decrease from 2008. Each of our four businesses experienced sales decreases, with the Industrial and Electrical business segments showing the most significant declines, as the manufacturing sector of the economy was severely impacted by the weak economic conditions, which we began to experience in the latter part of 2008. The general weakness in demand resulting from lower consumer spending and industrial production and higher unemployment appeared to stabilize over the last half of 2009. Among the four quarters in 2009, the fourth quarter was the strongest period for sales in each business segment. Cumulatively, prices in 2009 were down approximately 3% in the Automotive segment, approximately flat in the Industrial segment and up approximately 4% in the Office segment and 2% in the Electrical segment.

Automotive Group

Net sales for the Automotive Group (“Automotive”) were $5.6 billion in 2010, an increase of 7% from 2009. Sales improved in 2010 due to the successful execution of our sales initiatives and the stronger economy, which drove increased demand for automotive maintenance and supply items. Automotive revenues were up 6% in the first quarter, followed by 7% increases in the second and third quarters, and a 9% increase in the fourth quarter. Other factors impacting our Automotive sales for the year include the effect of currency, which positively impacted sales by approximately 2%.

Automotive sales were $5.2 billion in 2009, a decrease of 2% from 2008. Sales were impacted by the soft economy in 2009, which reduced the overall level of consumer spending and, specifically, the demand for automotive maintenance and supply items. The first half of the year proved to be the most challenging, with Automotive sales down 7% and 5% in the first and second quarters, respectively. Sales were down 1% in the third quarter followed by a 6% increase in the fourth quarter. Other factors impacting our Automotive sales for the year include acquisitions, which had an approximately 1% positive effect on sales, and the effect of currency, which negatively impacted sales by approximately 2%.

Industrial Group

Net sales for Motion Industries, our Industrial Group (“Industrial”), were $3.5 billion in 2010, an increase of 22% compared to 2009. Several factors contributed to the sales increase for this group, including the positive impact of their internal sales initiatives and the strong rebound in the manufacturing sector of the economy served by Industrial. This was evidenced by the ongoing improvement in the manufacturing industrial production and capacity utilization indices, which this group tends to track. Also in 2010, sales were positively impacted by acquisitions, which accounted for approximately 5% of Industrial’s sales growth for the year. As a result of these several factors, Industrial revenues were up 9% in the first quarter of 2010, up 26% in the second quarter, then up 29% and 24% in the third and fourth quarters, respectively.

Net sales were $2.9 billion in 2009, a decrease of 18% compared to 2008. Through the first three quarters of the year, sales were especially weak for this group due to the effects of very low manufacturing activity, as evidenced by the reported levels of manufacturing industrial production and capacity utilization and its negative impact on demand for industrial products. This weakness was widespread, as we experienced sales declines in nearly all of our major customer categories. The industrial indices we follow showed some early signs of stabilization in the third quarter and we observed a slight strengthening in these indicators as we entered the fourth quarter. Industrial sales were down 11% in the fourth quarter, which marked a significant improvement from the declines of the first three quarters of the year. In 2009, sales were positively impacted by several acquisitions, which contributed approximately 3% to sales for the year.

Office Group

Net sales for S.P. Richards, our Office Products Group (“Office”), were $1.6 billion in 2010, up slightly compared to the prior year. Office revenues stabilized in 2010 relative to prior year trends, although the office products industry continued to experience soft market conditions throughout the year as a result of reduced business spending and the ongoing impact of elevated unemployment levels. Sales decreased approximately 1% in the first and second quarters, were flat in the third quarter and were up by 3% in the fourth quarter of 2010. The fourth quarter increase is significant, as the industry-wide slowdown in office products consumption has pressured this group for several years and the fourth quarter of 2010 marks the first positive sales comparison for Office since the second quarter of 2007.

Net sales were $1.6 billion in 2009, down 5% compared to 2008 and the third consecutive year of decreased revenues for Office. This three year sales trend reflects the negative impact of higher white collar and service unemployment on office products consumption, which has affected the office products industry since 2007. In 2009, sales improved sequentially, with decreases of 7%, 6%, 5% and 4% in the first, second, third and fourth quarters, respectively. For the year, sales were positively impacted by three acquisitions completed in 2008, which contributed nearly 3% to sales in Office. The increase in net sales due to acquisitions, as well as our sales initiatives, was more than offset by the prevailing poor conditions in the office products industry.

Electrical Group

Net sales for EIS, our Electrical and Electronic Group (“Electrical”), increased to $450 million in 2010, up 30% from 2009. Electrical sales increased by 16% in the first quarter, and this was followed by increases of 32% in the second quarter, 31% in the third quarter and 40% in the fourth quarter. The revenue growth in 2010 was driven by our sales initiatives, which were strongly supported by manufacturing expansion during the year, as measured by the Institute for Supply Management’s Purchasing Managers Index. In addition, acquisitions in 2010 contributed approximately 9% to Electrical’s sales growth for the year.

Net sales decreased to $346 million in 2009, down 26% from 2008. Electrical sales declined by 25% in the first quarter, 34% in the second quarter and 30% in the third quarter. For the fourth quarter, sales were down 12%. Manufacturing contraction, as measured by the Institute for Supply Management’s Purchasing Managers Index, was evident through June and then began to stabilize and improve over the last half of the year. This factor explains the quarterly sales trends at Electrical in 2009. Acquisitions had less than a 1% positive impact on Electrical sales in 2009.

Cost of Goods Sold

Cost of goods sold was $8.0 billion, $7.0 billion and $7.7 billion in 2010, 2009 and 2008, respectively. The 13% increase in cost of goods sold from 2009 to 2010 is directly related to the sales increase for the same period. Cost of goods sold represented 71.0% of net sales in 2010, 70.1% of net sales in 2009 and 70.3% of net sales in 2008. The increase in cost of goods sold as a percent of net sales in 2010 relative to 2009 and 2008 reflects the impact of certain pricing adjustments implemented in Automotive during 2009 as well as ongoing competitive pricing pressures in Office. These factors more than offset our gross margin initiatives to enhance our pricing strategies, promote and sell higher margin products and minimize material acquisition costs.

In 2010, all four of our business segments experienced vendor price increases, although the Automotive and Office increases were relatively immaterial. In 2009, our Office and Electrical business segments experienced vendor price increases. Industrial was flat and Automotive pricing was down for the year. In 2008, all four of our business segments experienced vendor price increases. In any year where we experience price increases, we are able to work with our customers to pass most of these along to them.

Operating Expenses

Selling, administrative and other expenses (“SG&A”) increased by $147 million or 7% to $2.4 billion in 2010, representing 21.1% of net sales and down from 22.1% of net sales in 2009. SG&A expenses as a percentage of net sales improved from the prior year due primarily to the benefit of greater expense leverage associated with the 11% sales increase for the year. In addition, management’s ongoing cost control measures in areas such as personnel, freight, fleet and logistics have served to further improve the Company’s cost structure. After reducing the size of its workforce by approximately 12% during 2008 and 2009, the Company added back only 1% of that in 2010 (including acquisitions), despite the 11% increase in revenues. In total, of the estimated $70 million cost savings in 2009, the Company estimates that it added back approximately $20 million in costs in 2010, primarily associated with the increase in sales and earnings. Our management teams remain focused on the ongoing assessment of the appropriate cost structure in our businesses. Depreciation and amortization expense in 2010 was $89 million, down slightly from 2009. The provision for doubtful accounts was $11 million in 2010, down 61% from $28 million in 2009. The decrease in bad debt expense reflects a much improved collections environment in 2010 relative to the prior year. We believe the Company is adequately reserved for bad debts at December 31, 2010.

In 2009, SG&A was $2.2 billion, down $140 million or 6% from 2008 and representing 22.1% of net sales. This compared to 21.4% of net sales in 2008. This percentage increase was primarily due to the loss of expense leverage associated with the 9% sales decrease for the year. During 2009, management implemented extensive cost control initiatives to offset this loss of leverage. These measures eliminated approximately $70 million in operating costs and helped drive the decrease in absolute SG&A dollars for the year. Depreciation and amortization expense in 2009 was $90 million, up slightly from 2008. The provision for doubtful accounts was $28 million in 2009, up 17% from a $24 million bad debt expense in 2008.

Total share-based compensation expense for the years ended December 31, 2010, 2009 and 2008 was $7.0 million, $8.6 million, and $13.0 million, respectively. Refer to Note 5 of the Consolidated Financial Statements for further information regarding share-based compensation.

Non-Operating Expenses and Income

Non-operating expenses consist primarily of interest. Interest expense was $28 million in 2010 and 2009 and $32 million in 2008. The decrease in expense relative to 2008 is the result of an improved interest rate on certain long-term debt, effective November 2008.

In “Other”, interest income net of noncontrolling interests has increased in each of the last two years due primarily to our improved cash position and the elimination of certain noncontrolling interests in 2009.

Income Before Income Taxes

Income before income taxes was $762 million in 2010, an increase of 18.3% from $644 million in 2009. As a percentage of net sales, income before income taxes was 6.8% in 2010, reflecting an increase from 6.4% in 2009. In

2009, income before income taxes of $644 million was down 16.0% from $768 million in 2008 and as a percentage of net sales was 6.4%, a decrease from 7.0% in 2008.

Automotive Group

Automotive income before income taxes as a percentage of net sales, which we refer to as operating margin, increased to 7.5% in 2010 from 7.4% in 2009. The improvement in operating margin for 2010 is attributed to the benefit of greater expense leverage associated with Automotive’s 7% sales increase for the year. Automotive’s initiatives to grow sales and control costs are intended to further improve its operating margin in the years ahead.

Automotive’s operating margin increased to 7.4% in 2009 from 7.2% in 2008. The improvement in operating margin for 2009 is attributed to the benefit of cost reduction measures implemented during 2008 and 2009.

Industrial Group

Industrial’s operating margin increased to 7.3% in 2010 from 5.6% in 2009. The increase in operating margin in 2010 is due to the combination of greater expense leverage associated with a 22% sales increase, cost savings and increased volume incentives. Industrial will continue to focus on its sales initiatives and cost controls to further improve its operating margin in the years ahead.

Industrial’s operating margin decreased to 5.6% in 2009 from 8.4% in 2008. The decrease in operating margin in 2009 was primarily a reflection of the extreme downturn in industrial demand that we began to experience in the fourth quarter of 2008. These conditions led to lower sales volumes in 2009, which severely impacted our expense leverage despite significant cost reduction efforts.

Office Group

The operating margin in Office increased to 8.0% in 2010 from 7.7% in 2009. The increase in operating margin in 2010 reflects the positive impact of our cost savings initiatives combined with the benefit of higher volume incentives from suppliers. The increase in incentives was due to our fourth quarter sales growth and related increase in purchase volumes, which allowed us to achieve higher program growth tiers with suppliers.

The operating margin in Office was 7.7% in 2009, down from 8.3% in 2008. The prevailing weakness in the office products industry that began in 2007 continued to pressure the operating margin at Office in 2009.

Electrical Group

The operating margin in Electrical decreased to 6.9% in 2010 from 7.3% in 2009. The decrease in operating margin is mainly due to escalating copper prices during the year, which generally do not affect profit dollars, but negatively impact margins as copper is generally billed to customers at cost. The margin pressures associated with this industry standard pricing practice for copper more than offset the benefits of a stronger manufacturing sector in 2010 and greater expense leverage associated with a 30% sales increase.

The operating margin in Electrical decreased to 7.3% in 2009 from 7.9% in 2008. The decrease in operating margin was primarily a function of weak market conditions. This factor outweighed the benefits of Electrical’s sales initiatives and expense savings.

Income Taxes

The effective income tax rate of 37.6% in 2010 was down from 38.0% in 2009. The decrease from 2009 is attributable to favorable foreign income taxes for the year. The income tax rate decreased to 38.0% in 2009 from 38.1% in 2008. The decrease from the 2008 rate is mainly due to tax-free income in 2009 associated with a Company retirement plan.

Net Income

Net income was $476 million in 2010, an increase of 19% from $400 million in 2009. On a per share diluted basis, net income was $3.00 in 2010 compared to $2.50 in 2009, up 20%. Net income in 2010 was 4.2% of net sales compared to 4.0% of net sales in 2009.

Net income of $400 million in 2009 was down 16% from $475 million in 2008. On a per share diluted basis, net income of $2.50 in 2009 was down 14% compared to $2.92 in 2008. Net income in 2009 was 4.0% of net sales compared to 4.3% of net sales in 2008.

FINANCIAL CONDITION

Our cash balance of $530 million at December 31, 2010 was up $193 million or 57% from December 31, 2009, due primarily to the increase in net income in 2010 and an improved working capital position relative to 2009. The Company’s accounts receivable balance at December 31, 2010 increased by approximately 15% from the prior year, which reflects the Company’s 14% sales increase for the fourth quarter of 2010. Inventory at December 31, 2010 was up slightly from December 31, 2009, which is well below the Company’s increase in sales and primarily attributable to acquisitions. Accounts payable increased $281 million or approximately 26% from December 31, 2009 due primarily to increased inventory purchases related to the Company’s sales increase, improved payment terms with certain suppliers and other payables initiatives such as the ongoing expansion of our procurement card program. Goodwill and other intangible assets increased by $38 million or 22% from December 31, 2009 due to the Company’s acquisitions during the year. The change in our December 31, 2010 balance for the pension and other post-retirement benefits liabilities, down $41 million or approximately 14% from December 31, 2009, is primarily due to a change in funded status of the Company’s pension and other post-retirement plans in 2010 and a $91 million pension contribution during the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of capital consist primarily of cash flows from operations, supplemented as necessary by private issuances of debt and bank borrowings. We have $500 million of total debt outstanding at December 31, 2010, of which $250 million matures in November 2011 and is accounted for as current debt at December 31, 2010. The remaining $250 million matures in November 2013. In addition, the Company has available a $350 million unsecured revolving line of credit. No amounts were outstanding under the line of credit at December 31, 2010 and 2009. The capital and credit markets were volatile over the last few years, although these conditions did not materially impact our access to these markets. Currently, we believe that our cash on hand and available short-term and long-term sources of capital are sufficient to fund the Company’s operations, including working capital requirements, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, income tax obligations, dividends, share repurchases and contemplated acquisitions.

The ratio of current assets to current liabilities was 2.2 to 1 at December 31, 2010, and before consideration of current debt, was 2.6 to 1. This compares to 2.9 to 1 at December 31, 2009. Our liquidity position remains solid. The Company’s $500 million in total debt outstanding at December 31, 2010 is unchanged from 2009.

Sources and Uses of Net Cash

A summary of the Company’s consolidated statements of cash flows is as follows:

	Year Ended December 31,			Percent Change
Net Cash Provided by (Used in):	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
		(In thousands)

Operating Activities	$678,663	$845,298	$530,309	(20)%	59%
Investing Activities	(172,348)	(264,420)	(214,334)	(35)%	23%
Financing Activities	(320,569)	(330,383)	(472,573)	(3)%	(30)%

Net Cash Provided by Operating Activities:

The Company continues to generate cash and net cash provided by operating activities totaled $679 million in 2010. This reflects a 20% decrease from 2009, as working capital as a source of cash was $129 million less in 2010 relative to 2009 and pension contributions in 2010 increased by $35 million from 2009. These items were partially offset by a $76 million increase in net income. Net cash provided by operating activities of $845 million in 2009 represents a 59% increase from 2008 and primarily relates to the $368 million net decrease in cash used for working capital requirements, including accounts receivable, inventory and accounts payable, net of the $76 million decrease in net income from 2008.

Net Cash Used in Investing Activities:

Net cash flow used in investing activities was $172 million in 2010 compared to $264 million in 2009, a decrease of 35%. Cash used for acquisitions of businesses in 2010 was $44 million less than in 2009, while capital expenditures increased by $16 million for the year. The decrease in investing activities was primarily due to a $73 million purchase of properties under a construction and lease agreement in 2009. This transaction also explains the increase in investing activities in 2009 from 2008, net of a $36 million decrease in capital expenditures in 2009 from 2008. Cash used for acquisitions of businesses in 2009 was relatively consistent with 2008.

Net Cash Used in Financing Activities:

The Company used $321 million of cash in financing activities in 2010, a 3% decrease from the $330 million used in financing activities in 2009. Cash used in financing activities in 2009 was down 30% from the $473 million used in 2008. For the three years presented, net cash used in financing activities was primarily for dividends paid to shareholders and repurchases of the Company’s common stock. The Company paid dividends to shareholders of $258 million, $254 million and $252 million during 2010, 2009 and 2008, respectively. The Company expects this trend of increasing dividends to continue in the foreseeable future. During 2010, 2009 and 2008, the Company repurchased $75 million, $26 million and $273 million, respectively, of the Company’s common stock. We expect to remain active in our share repurchase program, but the amount and value of shares repurchased will vary annually.

Notes and Other Borrowings

The Company maintains a $350 million unsecured revolving line of credit with a consortium of financial institutions, which matures in December 2012 and bears interest at LIBOR plus .30% (0.56% at December 31, 2010). At December 31, 2010 and 2009, no amounts were outstanding under the line of credit. Due to the workers’ compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of approximately $50 million outstanding at December 31, 2010 and 2009.

At December 31, 2010, the Company had unsecured Senior Notes outstanding under a $500 million financing arrangement as follows: $250 million, Series B, 6.23% fixed, due 2011; and $250 million senior unsecured note, 4.67% fixed, due 2013. These borrowings contain covenants related to a maximum debt-to-capitalization ratio and certain limitations on additional borrowings. At December 31, 2010, the Company was in compliance with all such covenants. The weighted average interest rate on the Company’s outstanding borrowings was approximately 5.45% at December 31, 2010 and 2009. Total interest expense, net of interest income, for all borrowings was $26.6 million, $27.1 million and $29.8 million in 2010, 2009 and 2008, respectively.

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

The following table shows the Company’s approximate obligations and commitments, including interest due on credit facilities, to make future payments under specified contractual obligations as of December 31, 2010:

Contractual Obligations

	Payment Due by Period
		Less Than			Over
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Credit facilities	$548,329	$275,952	$272,377	$—	$—
Capital leases	2,215	408	642	483	682
Operating leases	505,043	124,370	168,553	84,023	128,097

Total contractual cash obligations	$1,055,587	$400,730	$441,572	$84,506	$128,779

Due to the uncertainty of the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2010, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $50 million of unrecognized tax benefits have been excluded from the contractual obligations table above. Refer to Note 6 of the Consolidated Financial Statements for a discussion on income taxes.

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

The Company guarantees the borrowings of certain independently owned automotive parts stores (independents) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (affiliates). The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantee. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings. The following table shows the Company’s approximate commercial commitments as of December 31, 2010:

Other Commercial Commitments

		Amount of Commitment Expiration per Period
	Total Amounts	Less Than			Over
	Committed	1 Year	1-3 Years	3-5 Years	5 Years
			(In thousands)

Line of credit	$—	$—	$—	$—	$—
Standby letters of credit	50,419	50,419	—	—	—
Guaranteed borrowings of independents and affiliates	200,926	29,747	118,661	52,518	—

Total commercial commitments	$251,345	$80,166	$118,661	$52,518	$—

In addition, the Company sponsors defined benefit pension plans that may obligate us to make contributions to the plans from time to time. Contributions in 2010 were $91 million. We expect to make a $52 million cash contribution to our qualified defined benefit plans in 2011, and contributions required for 2011 and future years will depend on a number of unpredictable factors including the market performance of the plans’ assets and future changes in interest rates that affect the actuarial measurement of the plans’ obligations.

Share Repurchases

In 2010, the Company repurchased approximately 1.8 million shares and the Company had remaining authority to purchase approximately 16.0 million shares at December 31, 2010.

CRITICAL ACCOUNTING POLICIES

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

We describe in this section certain critical accounting policies that require us to make significant estimates, assumptions and judgments. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the preparation of the consolidated financial statements. For further information on the critical accounting policies, see Note 1 of the Consolidated Financial Statements.

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

Allowance for Doubtful Accounts — Methodology

The Company evaluates the collectability of accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2010, 2009 and 2008, the Company recorded provisions for bad debts of $10.6 million, $28.5 million, and $23.9 million, respectively.

Consideration Received from Vendors

The Company enters into agreements at the beginning of each year with many of its vendors that provide for inventory purchase incentives. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of these incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes the Company will continue to receive consideration from vendors in 2011 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future or that we will be able to achieve the specified volumes necessary to take advantage of such incentives.

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

Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2011 pension expense or income is 7.87% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.

The discount rate is chosen as the rate at which pension obligations could be effectively settled and is based on capital market conditions as of the measurement date. We have matched the timing and duration of the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed income debt instruments to select our discount rate. Based upon this cash flow matching analysis, we selected a weighted average discount rate for the plans of 5.74% at December 31, 2010.

Net periodic benefit cost for our defined benefit pension plans was $21.9 million, $7.3 million and $46.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decreasing trend in pension cost from 2008 to 2009 was primarily due to the curtailment and subsequent remeasurement which is discussed below, and the change in assumptions for the rate of return on plan assets, the discount rate and the rate of compensation increases. Refer to Note 7 of the Consolidated Financial Statements for more information regarding employee benefit plans.

In April 2009, the Company recorded a $4.3 million non-cash curtailment adjustment in connection with a reorganization, which reduced the expected years of future service of employees covered by the U.S. defined benefit pension plan.

In July 2009, the Company announced changes to the U.S. postretirement benefit plan. Effective January 1, 2010, future retirees no longer receive employer-provided medical benefits and current pre-65 retirees no longer receive employer-provided post-65 benefits (beyond an access-only arrangement).

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009:

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(In thousands except per share data)

2010
Net Sales	$2,602,115	$2,847,186	$2,950,560	$2,807,728
Gross Profit	760,475	822,310	853,031	817,128
Net Income	100,609	124,467	131,785	118,650
Earnings Per Share:
Basic	.63	.79	.84	.75
Diluted	.63	.78	.83	.75
2009
Net Sales	$2,444,496	$2,535,045	$2,606,757	$2,471,214
Gross Profit	732,201	744,855	765,246	767,460
Net Income	89,159	103,610	107,639	99,167
Earnings Per Share:
Basic	.56	.65	.67	.62
Diluted	.56	.65	.67	.62

We recorded the quarterly earnings per share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share will not necessarily total the annual basic and diluted earnings per share.

The preparation of interim consolidated financial statements requires management to make estimates and assumptions for the amounts reported in the interim condensed consolidated financial statements. Specifically, the Company makes estimates and assumptions in its interim consolidated financial statements for the accrual of bad debts, inventory adjustments and discount and volume incentives earned, among others. Bad debts are accrued based on a percentage of sales, and volume incentives are estimated based upon cumulative and projected purchasing levels. Inventory adjustments are accrued on an interim basis and adjusted in the fourth quarter based on the annual October 31 book-to-physical inventory adjustment. The methodology and practices used in deriving estimates and assumptions for interim reporting typically results in adjustments upon accurate determination at year-end. The effect of these adjustments in 2010 and 2009 was not significant.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses.

Foreign Currency

The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposure is the Canadian dollar, which is the functional currency of our Canadian operations. Foreign currency exchange exposure particularly in regard to the Canadian dollar and, to a lesser extent, the Mexican peso, positively impacted our results for the year ended December 31, 2010.

During 2010 and 2009, it was estimated that a 10% shift in exchange rates between those foreign functional currencies and the U.S. dollar would have impacted translated net sales by approximately $140 million and $104 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is set forth in a separate section of this report. See “Index to Consolidated Financial Statements and Financial Statement Schedules” beginning on page F-1.

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

Management’s report on internal control over financial reporting

A report of management’s assessment of our internal control over financial reporting, as such term is defined in SEC Rule 13a-15(f), as of December 31, 2010 is set forth in a separate section of this report. See “Index to Consolidated Financial Statements and Financial Statement Schedules” beginning on page F-1.

The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, set forth in a separate section of this report. See “Index to Consolidated Financial Statements and Financial Statement Schedules” beginning on page F-1.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS OF THE COMPANY

Executive officers of the Company are elected by the Board of Directors and each serves at the pleasure of the Board of Directors until his successor has been elected and qualified, or until his earlier death, resignation, removal, retirement or disqualification. The current executive officers of the Company are:

Thomas C. Gallagher, age 63, has been President of the Company since 1990, Chief Executive Officer since August 2004 and Chairman of the Board since February 2005. Mr. Gallagher served as Chief Operating Officer of the Company from 1990 until August 2004.

Jerry W. Nix, age 65, was appointed as a director of the Company and elected Vice-Chairman by the Board of Directors in November 2005. He is Executive Vice President-Finance and Chief Financial Officer of the Company, a position he has held since 2000. Previously, Mr. Nix held the position of Senior Vice President-Finance from 1990 to 2000.

Robert J. Susor, age 65, has been the Executive Vice President of the Company since 2003. Mr. Susor previously served as Senior Vice President-Market Development from 1991 to 2003. Mr. Susor will be retiring as of April 30, 2011.

Paul D. Donahue, age 54, was appointed President of the Automotive Parts Group in July 2009 and is also Executive Vice President of the Company, a position he has held since August 2007. Previously, Mr. Donahue was President and Chief Operating Officer of S.P. Richards Company from 2004 to 2007 and was Executive Vice President — Sales and Marketing in 2003, the year he joined the Company.

Bruce Clayton, age 64, has been the Senior Vice President-Human Resources at the Company since November 2004. Previously, Mr. Clayton held the position of Vice President-Risk Management and Employee Services from June 2000 to November 2004.

Further information required by this item is set forth under the heading “Nominees for Director”, under the heading “Corporate Governance — Code of Conduct and Ethics”, under the heading “Corporate Governance -Board Committees — Audit Committee”, under the heading “Corporate Governance — Director Nominating Process” and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this item is set forth under the headings “Executive Compensation”, “Additional Information Regarding Executive Compensation”, “2010 Grants of Plan-Based Awards”, “2010 Outstanding Equity Awards at Fiscal Year-End”, “2010 Option Exercises and Stock Vested”, “2010 Pension Benefits”, “2010 Nonqualified Deferred Compensation”, “Post Termination Payments and Benefits”, “Compensation, Nominating and Governance Committee Report”, “Compensation, Nominating and Governance Committee Interlocks and Insider Participation” and “Director Compensation” of the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Certain information required by this item is set forth below. Additional information required by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information as of December 31, 2010 about the common stock that may be issued under all of the Company’s existing equity compensation plans:

				(c)
				Number of Securities
				Remaining Available for
	(a)		(b)	Future Issuance Under
	Number of Securities to		Weighted Average	Equity Compensation
	be Issued upon Exercise		Exercise Price of	Plans (Excluding
	of Outstanding Options,		Outstanding Options,	Securities
Plan Category	Warrants and Rights (1)		Warrants and Rights	Reflected in Column (a))

Equity Compensation Plans Approved by Shareholders:	2,993,367	(2)	$39.87	-0-
	3,397,249	(3)	$41.64	4,498,872	(5)
Equity Compensation Plans Not Approved by Shareholders:	62,002	(4)	n/a	937,998

Total	6,452,618		—	5,436,870

(1)	Reflects the maximum number of shares issuable pursuant to the exercise or conversion of stock options, stock appreciation rights, restricted stock units and common stock equivalents. The actual number of shares issued upon exercise of stock appreciation rights is calculated based on the excess of fair market value of our common stock on date of exercise and the grant price of the stock appreciation rights.

(2)	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended

(3)	Genuine Parts Company 2006 Long-Term Incentive Plan

(4)	Genuine Parts Company Director’s Deferred Compensation Plan, as amended

(5)	All of these shares are available for issuance pursuant to grants of full-value stock awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item is set forth under the headings “Corporate Governance — Independent Directors” and “Transactions with Related Persons” of the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item is set forth under the heading “Proposal 5. Ratification of Selection of Independent Auditors” of the Proxy Statement and is incorporated herein by reference.

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

Report of independent registered public accounting firm on internal control over financial reporting

Report of independent registered public accounting firm on the financial statements

Consolidated balance sheets — December 31, 2010 and 2009

Consolidated statements of income — Years ended December 31, 2010, 2009 and 2008

Consolidated statements of equity — Years ended December 31, 2010, 2009 and 2008

Consolidated statements of cash flows — Years ended December 31, 2010, 2009 and 2008

Notes to consolidated financial statements — December 31, 2010

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

Exhibit 10	.1*	The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

Exhibit 10	.2*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)
Exhibit 10	.3*	Genuine Parts Company Death Benefit Plan, effective July 15, 1997. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)
Exhibit 10	.4*	Amendment No. 2 to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)
Exhibit 10	.5*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)
Exhibit 10	.6*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)
Exhibit 10	.7*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)
Exhibit 10	.8*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 21, 2003.)
Exhibit 10	.9*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)
Exhibit 10	.10*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)
Exhibit 10	.11*	Description of Director Compensation. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)
Exhibit 10	.12*	Genuine Parts Company Stock Appreciation Rights Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)
Exhibit 10	.13*	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 28, 2005, effective January 1, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)
Exhibit 10	.14*	Amendment No. 2 to the Genuine Parts Company Death Benefit Plan, dated November 9, 2005, effective April 1, 2005. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)
Exhibit 10	.15*	Genuine Parts Company 2006 Long-Term Incentive Plan, effective April 17, 2006. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated April 18, 2006.)
Exhibit 10	.16*	Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 28, 2007.)
Exhibit 10	.17*	Amendment No. 1 to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated November 19, 2007, effective January 1, 2008. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.18*	Amendment No. 6 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2007, effective January 1, 2008. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.19*	Amendment No. 2 to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 19, 2007, effective November 19, 2007. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.20*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10	.21*	Genuine Parts Company Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.22*	Specimen Change in Control Agreement, as amended and restated as of November 19, 2007. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10	.23*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 27, 2009.)
Exhibit 10	.24*	Genuine Parts Company 2009 Annual Incentive Bonus Plan, dated March 31, 2009, effective January 1, 2009. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q dated May 7, 2009).
Exhibit 10	.25*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated August 16, 2010, effective August 16, 2010.
Exhibit 10	.26*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated November 16, 2010, effective January 1, 2011.
Exhibit 10	.27*	Amendment No. 7 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 16, 2010, effective January 1, 2011.

*	Indicates management contracts and compensatory plans and arrangements.

Exhibit 21	Subsidiaries of the Company.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1	Certification signed by Chief Executive Officer pursuant to SEC Rule 13a-14(a).
Exhibit 31.2	Certification signed by Chief Financial Officer pursuant to SEC Rule 13a-14(a).
Exhibit 32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
Exhibit 32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:
i) the Consolidated Balance Sheets as of December 31, 2010 and 2009; (ii) the Consolidated Statements of Income for the Years ended December 31, 2010, 2009 and 2008; (iii) the Consolidated Statements of Equity for the Years ended December 31, 2010, 2009 and 2008; (iv) the Consolidated Statements of Cash Flows for Years ended December 31, 2010, 2009 and 2008; (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text; and (vi) Financial Statement Schedule II - Valuation and Qualifying Accounts.

(b) Exhibits

See the response to Item 15(a)(3) above.

(c) Financial Statement Schedules

See the response to Item 15(a)(2) above.

SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUINE PARTS COMPANY

/s/ Thomas C. Gallagher	2/25/11	/s/ Jerry W. Nix	2/25/11

Thomas C. Gallagher	(Date)	Jerry W. Nix	(Date)
Chairman, President and Chief Executive Officer		Vice Chairman and Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Mary B. Bullock	2/21/11	/s/ Jean Douville	2/21/11

Dr. Mary B. Bullock	(Date)	Jean Douville	(Date)
Director		Director

/s/ Thomas C. Gallagher	2/21/11	/s/ George C. Guynn	2/21/11

Thomas C. Gallagher	(Date)	George C. Guynn	(Date)
Director		Director
Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ John R. Holder	2/21/11	/s/ John D. Johns	2/21/11

John R. Holder	(Date)	John D. Johns	(Date)
Director		Director

/s/ Michael M. E. Johns	2/21/11	/s/ J. Hicks Lanier	2/21/11

Michael M. E. Johns	(Date)	J. Hicks Lanier	(Date)
Director		Director

/s/ Robert C. Loudermilk, Jr.	2/21/11	/s/ Wendy B. Needham	2/21/11

Robert C. Loudermilk, Jr.	(Date)	Wendy B. Needham	(Date)
Director		Director

/s/ Jerry W. Nix	2/21/11	/s/ Larry L. Prince	2/21/11

Jerry W. Nix	(Date)	Larry L. Prince	(Date)
Director		Director
Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Gary W. Rollins	2/21/11

Gary W. Rollins	(Date)
Director

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Management

Genuine Parts Company

Management’s Responsibility for the Financial Statements

We have prepared the accompanying consolidated financial statements and related information included herein for the years ended December 31, 2010, 2009 and 2008. The opinion of Ernst & Young LLP, the Company’s independent registered public accounting firm, on those consolidated financial statements is included herein. The primary responsibility for the integrity of the financial information included in this annual report rests with management. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances based on our best estimates and judgments and giving due consideration to materiality.

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP has issued an audit report on the Company’s operating effectiveness of internal control over financial reporting as of December 31, 2010. This report appears on page F-3.

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

February 25, 2011

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Genuine Parts Company

We have audited Genuine Parts Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genuine Parts Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting section of the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Genuine Parts Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genuine Parts Company as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2010 of Genuine Parts Company and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
February 25, 2011

Report of Independent Registered Public Accounting Firm on the Financial Statements

The Board of Directors and Shareholders of Genuine Parts Company

We have audited the accompanying consolidated balance sheets of Genuine Parts Company as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genuine Parts Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genuine Parts Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
February 25, 2011

Genuine Parts Company and Subsidiaries

Consolidated Balance Sheets

	December 31
	2010	2009
	(In thousands, except share data and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$529,968	$336,803
Trade accounts receivable, net	1,364,406	1,187,075
Merchandise inventories, net	2,224,717	2,214,076
Prepaid expenses and other current assets	295,796	294,874

Total current assets	4,414,887	4,032,828
Goodwill and other intangible assets, less accumulated amortization	209,548	171,532
Deferred tax asset	157,392	167,722
Other assets	199,087	147,583
Property, plant, and equipment:
Land	72,636	69,829
Buildings, less allowance for depreciation (2010 — $174,134; 2009 — $171,903)	218,967	212,859
Machinery and equipment, less allowance for depreciation (2010 — $555,053; 2009 — $519,272)	192,527	202,336

Net property, plant, and equipment	484,130	485,024

	$5,465,044	$5,004,689

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$1,374,930	$1,094,347
Current portion of debt	250,000	—
Accrued compensation	143,480	106,432
Other accrued expenses	115,659	100,931
Dividends payable	64,600	63,586
Income taxes payable	23,145	42,988

Total current liabilities	1,971,814	1,408,284
Long-term debt	250,000	500,000
Pension and other post-retirement benefit liabilities	258,807	300,197
Other long-term liabilities	181,709	166,836
Equity:
Preferred stock, par value $1 per share — authorized 10,000,000 shares; none issued	—	—
Common stock, par value $1 per share — authorized 450,000,000 shares; issued and outstanding 157,636,261 in 2010 and 158,917,846 shares in 2009	157,636	158,918
Accumulated other comprehensive loss	(298,352)	(309,897)
Retained earnings	2,934,535	2,772,309

Total parent equity	2,793,819	2,621,330
Noncontrolling interests in subsidiaries	8,895	8,042

Total equity	2,802,714	2,629,372

	$5,465,044	$5,004,689

See accompanying notes.

Genuine Parts Company and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31
	2010	2009	2008
	(In thousands, except per share amounts)

Net sales	$11,207,589	$10,057,512	$11,015,263
Cost of goods sold	7,954,645	7,047,750	7,742,773

Gross margin	3,252,944	3,009,762	3,272,490
Operating expenses:
Selling, administrative, and other expenses	2,366,667	2,219,935	2,359,829
Depreciation and amortization	89,332	90,411	88,698
Provision for doubtful accounts	10,597	28,463	23,883

Total operating expenses	2,466,596	2,338,809	2,472,410
Non-operating expenses (income):
Interest expense	28,061	27,885	31,721
Other	(3,496)	(1,097)	(109)

Total non-operating expenses	24,565	26,788	31,612
Income before income taxes	761,783	644,165	768,468
Income taxes	286,272	244,590	293,051

Net income	$475,511	$399,575	$475,417

Basic net income per common share	$3.01	$2.51	$2.93

Diluted net income per common share	$3.00	$2.50	$2.92

Weighted average common shares outstanding	158,032	159,410	162,351
Dilutive effect of stock options and non-vested restricted stock awards	429	297	635

Weighted average common shares outstanding — assuming dilution	158,461	159,707	162,986

See accompanying notes.

Genuine Parts Company and Subsidiaries

Consolidated Statements of Equity

				Accumulated			Non-
			Additional	Other		Total	controlling
	Common Stock		Paid-In	Comprehensive	Retained	Parent	Interests in	Total
	Shares	Amount	Capital	Loss	Earnings	Equity	Subsidiaries	Equity
	(In thousands, except share and per share amounts)

Balance at January 1, 2008	166,065,250	$166,065	$—	$(123,715)	$2,674,366	$2,716,716	$66,230	$2,782,946
Net income	—	—	—	—	475,417	475,417	—	475,417
Foreign currency translation adjustment	—	—	—	(112,150)	—	(112,150)	—	(112,150)
Pension and postretirement benefit adjustment, net of income taxes of $160,695	—	—	—	(242,697)	—	(242,697)	—	(242,697)

Comprehensive income						120,570		120,570

Cash dividends declared, $1.56 per share	—	—	—	—	(253,166)	(253,166)	—	(253,166)
Stock options exercised, net of income taxes of $586	157,643	158	77	—	—	235	—	235
Share-based compensation	—	—	12,977	—	—	12,977	—	12,977
Purchase of stock	(6,780,385)	(6,780)	(13,054)	—	(253,166)	(273,000)	—	(273,000)
Noncontrolling interest activities	—	—	—	—	—	—	2,816	2,816

Balance at December 31, 2008	159,442,508	159,443	—	(478,562)	2,643,451	2,324,332	69,046	2,393,378
Net income	—	—	—	—	399,575	399,575	—	399,575
Foreign currency translation adjustment	—	—	—	77,963	—	77,963	—	77,963
Pension and postretirement benefit adjustment, net of income taxes of $61,702	—	—	—	90,702	—	90,702	—	90,702

Comprehensive income						568,240		568,240

Cash dividends declared, $1.60 per share	—	—	—	—	(254,995)	(254,995)	—	(254,995)
Stock options exercised, net of income taxes of $684	197,718	198	996	—	—	1,194	—	1,194
Share-based compensation	—	—	8,578	—	—	8,578	—	8,578
Purchase of stock	(722,380)	(723)	(9,574)	—	(15,722)	(26,019)	—	(26,019)
Noncontrolling interest activities	—	—	—	—	—	—	2,161	2,161
Purchase of remaining noncontrolling interest in Balkamp, Inc.	—	—	—	—	—	—	(63,165)	(63,165)

Balance at December 31, 2009	158,917,846	158,918	—	(309,897)	2,772,309	2,621,330	8,042	2,629,372
Net income	—	—	—	—	475,511	475,511	—	475,511
Foreign currency translation adjustment	—	—	—	33,742	—	33,742	—	33,742
Pension and postretirement benefit adjustment, net of income taxes of $(11,083)	—	—	—	(22,197)	—	(22,197)	—	(22,197)

Comprehensive income						487,056		487,056

Cash dividends declared, $1.64 per share	—	—	—	—	(258,912)	(258,912)	—	(258,912)
Stock options exercised, including tax benefit of $3,251	564,288	564	11,772	—	—	12,336	—	12,336
Share-based compensation	—	—	7,016	—	—	7,016	—	7,016
Purchase of stock	(1,845,873)	(1,846)	(18,788)	—	(54,373)	(75,007)	—	(75,007)
Noncontrolling interest activities	—	—	—	—	—	—	853	853

Balance at December 31, 2010	157,636,261	$157,636	$—	$(298,352)	$2,934,535	$2,793,819	$8,895	$2,802,714

See accompanying notes.

Genuine Parts Company and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31
	2010	2009	2008
	(In thousands)

Operating activities
Net income	$475,511	$399,575	$475,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,332	90,411	88,698
Excess tax (benefits) expense from share-based compensation	(3,251)	684	586
Gain on sale of property, plant, and equipment	(1,685)	(3,757)	(2,086)
Deferred income taxes	11,994	27,899	(40,023)
Share-based compensation	7,016	8,578	12,977
Changes in operating assets and liabilities:
Trade accounts receivable, net	(140,562)	69,258	(19,695)
Merchandise inventories, net	44,865	194,743	(20,709)
Trade accounts payable	280,739	49,947	(14,307)
Other long-term assets	(48,423)	(28,506)	49,729
Other, net	(36,873)	36,466	(278)

	203,152	445,723	54,892

Net cash provided by operating activities	678,663	845,298	530,309
Investing activities
Purchases of property, plant and equipment	(85,379)	(69,445)	(105,026)
Proceeds from sale of property, plant, and equipment	3,676	12,042	11,721
Acquisition of businesses and other investments	(90,645)	(134,203)	(133,604)
Proceeds from disposal of businesses	—	—	12,575
Purchase of properties under construction and lease agreement	—	(72,814)	—

Net cash used in investing activities	(172,348)	(264,420)	(214,334)
Financing activities
Proceeds from debt	—	795,000	1,283,000
Payments on debt	—	(795,000)	(1,283,000)
Stock options exercised	9,085	1,878	821
Excess tax benefits (expense) from share-based compensation	3,251	(684)	(586)
Dividends paid	(257,898)	(253,558)	(251,808)
Purchase of stock	(75,007)	(26,019)	(273,000)
Changes in cash overdraft position	—	(52,000)	52,000

Net cash used in financing activities	(320,569)	(330,383)	(472,573)
Effect of exchange rate changes on cash	7,419	18,531	(7,462)

Net increase (decrease) in cash and cash equivalents	193,165	269,026	(164,060)
Cash and cash equivalents at beginning of year	336,803	67,777	231,837

Cash and cash equivalents at end of year	$529,968	$336,803	$67,777

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$275,979	$219,888	$338,859

Interest	$28,061	$27,626	$31,297

See accompanying notes.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010

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

Trade Accounts Receivable and the Allowance for Doubtful Accounts

The Company evaluates the collectability of trade accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults, and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2010, 2009, and 2008, the Company recorded provisions for bad debts of approximately $10,597,000, $28,463,000, and $23,883,000, respectively. At December 31, 2010 and 2009, the allowance for doubtful accounts was approximately $15,599,000 and $16,590,000, respectively.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Merchandise Inventories, Including Consideration Received From Vendors

Merchandise inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for a majority of automotive parts, electrical/electronic materials, and industrial parts, and by the first-in, first-out (FIFO) method for office products and certain other inventories. If the FIFO method had been used for all inventories, cost would have been approximately $383,094,000 and $398,122,000 higher than reported at December 31, 2010 and 2009, respectively. During 2010, reductions in inventory levels in industrial parts inventories resulted in liquidations of LIFO inventory layers. The effect of the LIFO liquidation in 2010 was to reduce cost of goods sold by approximately $25,000,000. During 2009, reductions in inventory levels in industrial and electrical parts inventories resulted in liquidations of LIFO inventory layers. The effect of the LIFO liquidation in 2009 was to reduce cost of goods sold by approximately $22,000,000.

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

The Company enters into agreements at the beginning of each year with many of its vendors that provide for inventory purchase incentives. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of these incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes the Company will continue to receive consideration from vendors in 2011 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepaid expenses and amounts due from vendors.

Goodwill and Other Intangible Assets

The Company reviews its goodwill and indefinite lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate that the carrying amount may exceed fair value. The present value of future cash flows approach was used to determine any potential impairment. The Company determined that these assets were not impaired and, therefore, no impairments were recognized for the years ended December 31, 2010, 2009, or 2008. If an impairment occurs at a future date, it may have the effect of increasing the volatility of the Company’s earnings.

Other Assets

Other assets are comprised of the following:

	December 31
	2010	2009
	(In thousands)

Retirement benefit assets	$4,405	$7,642
Deferred compensation benefits	17,205	15,490
Investment accounted for under the cost method	21,400	21,400
Cash surrender value of life insurance policies	68,348	59,890
Other	87,729	43,161

Total other assets	$199,087	$147,583

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Buildings include certain leases capitalized at December 31, 2010 and 2009. Depreciation and amortization is primarily determined on a straight-line basis over the following estimated useful life of each asset: buildings and improvements, 10 to 40 years; machinery and equipment, 5 to 15 years.

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

Other Long-Term Liabilities

Other long-term liabilities are comprised of the following:

	December 31
	2010	2009
	(In thousands)

Post-employment and other benefit liabilities	$28,325	$26,311
Obligations under capital and other leases	12,622	13,504
Insurance liabilities	47,710	46,423
Deferred gain on sale-leaseback	16,515	17,496
Other taxes payable	49,097	39,973
Other	27,440	23,129

Total other long-term liabilities	$181,709	$166,836

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

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of the following:

	December 31
	2010	2009
	(In thousands)

Foreign currency translation	$129,255	$95,513
Unrecognized net actuarial loss, net of tax	(460,937)	(444,156)
Unrecognized prior service credit, net of tax	33,330	38,746

Total accumulated other comprehensive loss	$(298,352)	$(309,897)

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At December 31, 2010 and 2009, the fair value of fixed rate debt was approximately $529,000,000 and $533,000,000, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e. significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity.

Shipping and Handling Costs

Shipping and handling costs are classified as selling, administrative and other expenses in the accompanying consolidated statements of income and totaled approximately $150,000,000, $120,000,000, and $140,000,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Advertising Costs

Advertising costs are expensed as incurred and totaled $36,800,000, $44,500,000, and $42,800,000 in the years ended December 31, 2010, 2009, and 2008, respectively.

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

Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. The computation of diluted net income per common share includes the

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

dilutive effect of stock options, stock appreciation rights and non-vested restricted stock awards options. Options to purchase approximately 4,500,000, 5,400,000 and 4,400,000 shares of common stock ranging from $37 — $49 per share were outstanding at December 31, 2010, 2009 and 2008, respectively. These options were not included in the computation of diluted net income per common share because the options’ exercise price was greater than the average market price of common stock.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued new guidance that addresses the elimination of the concept of a qualifying special purpose entity. It also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the guidance requires an ongoing assessment of whether a company is the primary beneficiary of the entity. The Company adopted the new guidance on January 1, 2010 and concluded that certain independently controlled automotive parts stores for which the Company guarantees debt are variable interest entities; however, the Company is not the primary beneficiary. These entities are discussed further in Note 8.

2.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the years ended December 31, 2010, 2009, and 2008 by reportable segment, as well as other identifiable intangible assets, consisting primarily of customer relationship intangible assets, non-compete agreements, and trademarks, are summarized as follows (in thousands):

	Goodwill
				Electrical/	Identifiable
			Office	Electronic	Intangible
	Automotive	Industrial	Products	Materials	Assets	Total

Balance as of January 1, 2008	$24,187	$45,002	$2,131	$—	$11,133	$82,453
Additions	19,767	25,834	8,423	2,870	27,548	84,442
Amortization	—	—	—	—	(2,861)	(2,861)
Foreign currency translation	(3,742)	—	—	—	(1,467)	(5,209)

Balance as of December 31, 2008	40,212	70,836	10,554	2,870	34,353	158,825
Additions	2	5,518	—	—	6,679	12,199
Amortization	—	—	—	—	(3,644)	(3,644)
Foreign currency translation	2,900	—	—	—	1,252	4,152

Balance as of December 31, 2009	43,114	76,354	10,554	2,870	38,640	171,532
Additions	—	10,178	—	5,777	24,292	40,247
Amortization	—	—	—	—	(4,737)	(4,737)
Foreign currency translation	1,157	278	—	—	1,071	2,506

Balance as of December 31, 2010	$44,271	$86,810	$10,554	$8,647	$59,266	$209,548

3.	Credit Facilities

There were no amounts subject to variable rates at December 31, 2010 and 2009. The weighted average interest rate on the Company’s outstanding borrowings was approximately 5.45% at December 31, 2010 and 2009.

The Company maintains a $350,000,000 unsecured revolving line of credit with a consortium of financial institutions that matures in December 2012 and bears interest at LIBOR plus 0.30% (0.56% at December 31, 2010).

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company also has the option under this agreement to increase its borrowing an additional $200,000,000. No amounts were outstanding under this line of credit at December 31, 2010 and 2009. Certain borrowings contain covenants related to a maximum debt-to-capitalization ratio and certain limitations on additional borrowings. At December 31, 2010, the Company was in compliance with all such covenants. Due to the workers’ compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of $50,419,000 and $50,403,000 outstanding at December 31, 2010 and 2009, respectively.

Amounts outstanding under the Company’s credit facilities consist of the following:

	December 31
	2010	2009
	(In thousands)

Unsecured term notes:
November 30, 2001, Series B Senior Notes, $250,000,000, 6.23% fixed, due November 30, 2011	$250,000	$250,000
November 30, 2008, Senior Unsecured Notes, $250,000,000, 4.67% fixed, due November 30, 2013	250,000	250,000

Total debt	500,000	500,000
Less debt due within one year	250,000	—

Long-term debt, excluding current portion	$250,000	$500,000

4.	Leased Properties

In June 2003, the Company completed an amended and restated master agreement to the $85,000,000 construction and lease agreement (the Agreement). The lessor in the Agreement was an independent third-party limited liability company, which had as its sole member a publicly traded corporation. Properties acquired by the lessor were constructed and/or then leased to the Company under operating lease agreements. On June 26, 2009, the Agreement expired. In accordance with the Agreement, the Company purchased the properties from the lessor for $72,814,000, including closing costs. The properties are included in property, plant, and equipment in the accompanying consolidated balance sheets.

Rent expense related to the Agreement is recorded under selling, administrative, and other expenses in our consolidated statements of income and was $489,000 and $2,586,000 for the years ended December 31, 2009, and 2008, respectively.

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

At December 31, 2010 and 2009, buildings include $3,080,000 and $11,550,000 with accumulated depreciation of $1,787,000 and $7,823,000, respectively, for capital leases of distribution centers and stores. Depreciation expense for capital leases was approximately $1,133,000, $1,828,000, and $2,267,000 in 2010, 2009, and 2008, respectively.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Future minimum payments, by year and in the aggregate, under the capital and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2010 (in thousands):

	Capital	Operating
	Leases	Leases

2011	$408	$124,370
2012	345	96,855
2013	297	71,698
2014	282	52,027
2015	201	31,996
Thereafter	682	128,097

Total minimum lease payments	2,215	$505,043

Amounts representing interest	(922)

Present value of future minimum lease payments	$1,293

Rental expense for operating leases was approximately $147,886,000 in 2010, $153,523,000 in 2009, and $159,562,000 in 2008.

5.	Share-Based Compensation

At December 31, 2010, total compensation cost related to nonvested awards not yet recognized was approximately $6,900,000. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for options and RSUs outstanding at December 31, 2010 and 2009 was approximately $67,100,000 and $17,500,000, respectively. The aggregate intrinsic value for options and RSUs vested totaled approximately $45,900,000 and $12,200,000 at December 31, 2010 and 2009, respectively. At December 31, 2010, the weighted-average contractual life for outstanding and exercisable options and RSUs was six and five years, respectively. For the years ended December 31, 2010, 2009, and 2008, $7,016,000, $8,578,000, and $12,977,000 of share-based compensation cost was recorded, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $2,800,000, $3,400,000, and $5,200,000 for 2010, 2009, and 2008, respectively. There have been no modifications to valuation methodologies or methods during the years ended December 31, 2010, 2009, and 2008.

For the years ended December 31, 2010 and 2008 the fair value for options and SARs granted was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rate of 3.6% and 3.5%; dividend yield of 4.6% and 3.0%; annual historical volatility factor of the expected market price of the Company’s common stock of 19% and 17%; an average expected life and estimated turnover based on the historical pattern of existing grants of eight years and 4.0% to 6.0%, respectively. The fair value of RSUs is based on the price of the Company’s stock on the date of grant. The Company had no grant activity for the year ended December 31, 2009. The total fair value of shares vested during the years ended December 31, 2010, 2009, and 2008, was $9,200,000, $13,200,000, and $14,900,000, respectively.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the Company’s share-based compensation activity and related information is as follows:

	2010
		Weighted-
		Average
		Exercise
	Shares (1)	Price (2)
	(In thousands)

Outstanding at beginning of year	6,749	$41
Granted	1,126	43
Exercised	(1,121)	34
Forfeited	(363)	45

Outstanding at end of year (3)	6,391	$42

Exercisable at end of year	4,829	$42

Shares available for future grants	4,499

(1)	Shares include Restricted Stock Units (RSUs).

(2)	The weighted-average exercise price excludes RSUs.

(3)	The exercise prices for options and SARs outstanding as of December 31, 2010 ranged from approximately $32 to $49. The weighted-average remaining contractual life of all options and SARs outstanding is approximately six years.

The weighted-average grant date fair value of options and SARs granted during the years 2010 and 2008 was $5.41 and $5.78, respectively. The Company had no grant activity for the year ended December 31, 2009. The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $15,700,000, $4,700,000, and $5,000,000.

In 2010, the Company granted approximately 1,002,000 SARs and 124,000 RSUs. In 2008, the Company granted approximately 1,385,000 SARs and 116,000 RSUs.

A summary of the Company’s nonvested share awards (RSUs) activity is as follows:

		Weighted-
		Average Grant
		Date Fair
Nonvested Share Awards (RSUs)	Shares	Value
	(In thousands)

Nonvested at January 1, 2010	126	$42
Granted	124	43
Vested	(72)	44
Forfeited	(7)	47

Nonvested at December 31, 2010	171	$44

For the years ended December 31, 2010, 2009 and 2008 approximately $3,300,000, ($684,000), and ($586,000), respectively, of excess tax benefits (expense) was classified as a financing cash inflow (outflow).

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

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

unrecognized deferred income tax liability. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2010	2009
	(In thousands)

Deferred tax assets related to:
Expenses not yet deducted for tax purposes	$163,367	$151,488
Pension liability not yet deducted for tax purposes	279,204	267,544
Capital loss	24,580	24,780
Valuation allowance	(24,784)	(24,780)

	442,367	419,032

Deferred tax liabilities related to:
Employee and retiree benefits	178,806	150,294
Inventory	72,767	79,327
Property, plant and equipment	33,474	30,438
Other	17,728	19,047

	302,775	279,106

Net deferred tax asset	139,592	139,926
Current portion of deferred tax liability	17,800	27,796

Non-current deferred tax asset	$157,392	$167,722

The current portion of the deferred tax liability is included in income taxes payable in the consolidated balance sheets. The Company has a capital loss carryforward of approximately $61,500,000 that will expire in 2013.

The components of income tax expense are as follows:

	2010	2009	2008
	(In thousands)

Current:
Federal	$221,770	$171,691	$261,250
State	36,291	28,591	45,167
Foreign	16,217	16,409	26,657
Deferred	11,994	27,899	(40,023)

	$286,272	$244,590	$293,051

The reasons for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

	2010	2009	2008
	(In thousands)

Statutory rate applied to income	$266,624	$225,458	$268,964
Plus state income taxes, net of Federal tax benefit	24,621	20,977	25,831
Capital loss	—	—	(30,038)
Capital loss — valuation allowance	—	—	24,787
Other	(4,973)	(1,845)	3,507

	$286,272	$244,590	$293,051

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2006 or subject to non-United States income tax examinations for

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
	(In thousands)

Balance at beginning of year	$33,322	$30,453	$28,329
Additions based on tax positions related to the current year	4,243	5,648	5,822
Additions for tax positions of prior years	3,493	993	1,068
Reductions for tax positions for prior years	(624)	—	(190)
Reduction for lapse in statute of limitations	(451)	(2,779)	(4,193)
Settlements	(558)	(993)	(383)

Balance at end of year	$39,425	$33,322	$30,453

The amount of gross tax effected unrecognized tax benefits, including interest and penalties, as of December 31, 2010 and 2009 was approximately $50,216,000 and $41,013,000, respectively, of which approximately $18,189,000 and $15,129,000, respectively, if recognized, would affect the effective tax rate. During the years ended December 31, 2010, 2009, and 2008, the Company paid interest and penalties of approximately $272,000, $363,000, and $815,000, respectively. The Company had approximately $10,791,000 and $7,691,000 of accrued interest and penalties at December 31, 2010 and 2009, respectively. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

In April 2009, the Company recorded a $4,298,000 non-cash curtailment adjustment in connection with a reorganization, which reduced the expected years of future service of employees covered by the U.S. defined benefit pension plan. Curtailment accounting is required if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future service.

The Company also sponsors supplemental retirement plans covering employees in the U.S. and Canada and other postretirement benefit plans in the U.S. The Company uses a measurement date of December 31st for its pension and other postretirement benefit plans.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In July 2009, the Company announced changes to the U.S. postretirement benefit plan. Effective January 1, 2010, future retirees no longer receive employer-provided medical benefits and current pre-65 retirees no longer receive employer-provided post-65 medical benefits (beyond an access-only arrangement).

			Other Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Changes in benefit obligation
Benefit obligation at beginning of year	$1,502,084	$1,450,030	$13,511	$29,318
Service cost	12,312	16,534	—	443
Interest cost	95,453	93,493	605	1,264
Plan participants’ contributions	3,672	3,219	3,787	3,735
Plan amendments	1,148	—	—	(13,182)
Actuarial loss (gain)	122,050	(21,257)	340	(1,190)
Exchange rate changes	7,082	15,311	—	—
Gross benefits paid	(54,790)	(48,027)	(6,255)	(7,349)
Less Federal subsidy	N/A	N/A	341	472
Curtailments	—	(7,219)	—	—

Benefit obligation at end of year	$1,689,011	$1,502,084	$12,329	$13,511

The benefit obligations for the Company’s U.S. pension plans included in the above were $1,542,469,000 and $1,382,677,000 at December 31, 2010 and 2009, respectively. The total accumulated benefit obligation for the Company’s defined benefit pension plans was approximately $1,526,951,000 and $1,315,266,000 at December 31, 2010 and 2009, respectively.

The assumptions used to measure the pension and other postretirement plan benefit obligations for the plans at December 31, 2010 and 2009, were:

			Other Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009

Weighted-average discount rate	5.74%	6.54%	4.25%	5.20%
Rate of increase in future compensation levels	3.39%	3.75%	—	—

A 7.75% annual rate of increase in the per capita cost of covered health care benefits was assumed on December 31, 2010. The rate was assumed to decrease ratably to 4.75% at December 31, 2016, and thereafter.

			Other Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Changes in plan assets
Fair value of plan assets at beginning of year	$1,216,415	$977,867	$—	$—
Actual return on plan assets	175,967	211,000	—	—
Exchange rate changes	7,131	16,028	—	—
Employer contributions	91,316	56,328	2,468	3,614
Plan participants’ contributions	3,672	3,219	3,787	3,735
Benefits paid	(54,790)	(48,027)	(6,255)	(7,349)

Fair value of plan assets at end of year	$1,439,711	$1,216,415	$—	$—

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The fair values of plan assets for the Company’s U.S. pension plans included in the above were $1,294,348,000 and $1,092,787,000 at December 31, 2010 and 2009, respectively.

The asset allocations for the Company’s funded pension plans at December 31, 2010 and 2009, and the target allocation for 2011, by asset category were:

	Target	Percentage of Plan Assets at
	Allocation	December 31
	2011	2010	2009

Asset Category
Equity securities	69%	70%	64%
Debt securities	31%	30%	35%
Real estate	0%	0%	1%

	100%	100%	100%

The Company’s benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of the funds. The pension plan strategy implemented by the Company’s management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in the U.S. and Canada, as well as fiduciary standards. The long-term primary objectives for the pension plans are to provide for a reasonable amount of long-term growth of capital, without undue exposure to risk, protect the assets from erosion of purchasing power, and provide investment results that meet or exceed the pension plans’ actuarially assumed long-term rates of return. The Company’s investment strategy with respect to pension plan assets is to generate a return in excess of the passive portfolio benchmark (50% S&P 500 Index, 5% Russell Mid Cap Index, 10% Russell 2000 Index, 5% MSCI EAFE Index, and 30% BarCap U.S. Govt/Credit).

The fair values of the plan assets as of December 31, 2010 and 2009, by asset category, are shown in the tables below. Various inputs are considered when determining the value of the Company’s pension plan assets. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Level 1 represents observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 represents other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.) Level 3 represents significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2010
		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

Equity Securities
Common stocks — mutual funds — equity	$353,347	$353,347	$—	$—
Genuine Parts Company	103,549	103,549	—	—
Other stocks	551,516	551,516	—	—
Debt Securities
Short-term investments	38,126	38,126	—	—
Cash & equivalents	26,976	26,976	—	—
Government bonds	105,764	48,191	57,573	—
Corporate bonds	122,749	—	122,749	—
Asset-backed & mortgage backed securities	32,271	—	32,271	—
Other-international	13,583	13,583	—	—
Municipal bonds	1,914	—	1,914	—
Mutual funds-fixed income	89,916	—	89,916	—

Total	$1,439,711	$1,135,288	$304,423	$—

	2009
		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

Equity Securities
Common stocks — mutual funds — equity	$258,124	$258,124	$—	$—
Genuine Parts Company	76,563	76,563	—	—
Other stocks	449,597	449,597	—	—
Debt Securities
Short-term investments	42,201	42,201	—	—
Cash & equivalents	294	294	—	—
Government bonds	92,468	48,627	43,841	—
Corporate bonds	155,535	—	155,535	—
Asset-backed & mortgage backed securities	34,746	—	34,746	—
Other-international	15,011	14,994	17	—
Municipal bonds	785	—	785	—
Mutual funds-fixed income	86,899	—	86,899	—
Real Estate
Real estate	4,192	—	—	4,192

Total	$1,216,415	$890,400	$321,823	$4,192

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Equity securities include Genuine Parts Company common stock in the amounts of $103,549,000 (7.2% of total plan assets) and $76,563,000 (6.3% of total plan assets) at December 31, 2010 and 2009, respectively. Dividend payments received by the plan on Company stock totaled approximately $3,308,000 and $3,227,000 in 2010 and 2009, respectively. Fees paid during the year for services rendered by parties in interest were based on customary and reasonable rates for such services.

The changes in the fair value measurement of plan assets using significant unobservable inputs (Level 3) during 2010 and 2009 were not material.

Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2011 pension cost or income is 7.87% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.

The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31:

Amounts recognized in the consolidated balance sheets consist of:

			Other Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Other long-term asset	$4,405	$7,642	$—	$—
Other current liability	(4,403)	(3,595)	(2,824)	(3,030)
Pension and other post-retirement liabilities	(249,302)	(289,716)	(9,505)	(10,481)

	$(249,300)	$(285,669)	$(12,329)	$(13,511)

Amounts recognized in accumulated other comprehensive loss consist of:

			Other Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Net actuarial loss	$741,190	$715,678	$20,207	$21,625
Prior service credit	(44,142)	(52,270)	(10,737)	(11,795)

	$697,048	$663,408	$9,470	$9,830

For the pension benefits, the following table reflects the total benefits expected to be paid from the plans’ or the Company’s assets. Of the pension benefits expected to be paid in 2011, approximately $4,405,000 is expected to be paid from employer assets. For pension benefits, expected employer contributions reflect amounts expected to be contributed to funded plans. For other postretirement benefits, the following table’s employer contributions reflect only the Company’s share of the benefit cost. The expected benefit payments show the Company’s cost without regard to income from federal subsidy payments received pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (MMA). Expected federal subsidy payments, which reduce the Company’s cost for the plan, are shown separately.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Information about the expected cash flows for the pension plans and other post retirement benefit plans follows:

		Other Postretirement Benefits
			Expected
	Pension Benefits	Gross	Federal Subsidy
	(In thousands)

Employer contribution
2011 (expected)	$51,666	$2,823	$—
Expected benefit payments
2011	$59,966	$2,975	$(152)
2012	66,053	2,302	(147)
2013	72,723	1,882	(141)
2014	78,646	1,667	(135)
2015	84,549	1,484	(126)
2016 through 2020	521,897	4,115	(477)

Net periodic benefit cost included the following components:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
	(In thousands)			(In thousands)

Service cost	$12,312	$16,534	$53,311	$—	$443	$880
Interest cost	95,453	93,493	90,300	605	1,264	1,614
Expected return on plan assets	(114,166)	(113,370)	(114,690)	—	—	—
Amortization of prior service (credit) cost	(6,979)	(7,010)	(24)	(1,059)	(225)	371
Amortization of actuarial loss	35,264	21,990	17,962	1,759	1,759	1,616
Curtailment gain	—	(4,298)	—	—	—	—

Net periodic benefit cost	$21,884	$7,339	$46,859	$1,305	$3,241	$4,481

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
			(In thousands)

Current year actuarial loss (gain)	$60,777	$(125,816)	$488,384	$340	$(1,190)	$1,282
Recognition of actuarial loss	(35,264)	(21,990)	(17,962)	(1,759)	(1,759)	(1,616)
Current year prior service cost (credit)	1,148	—	(66,349)	—	(13,182)	—
Recognition of prior service cost (credit)	6,979	11,308	24	1,059	225	(371)

Total recognized in other comprehensive income	$33,640	$(136,498)	$404,097	$(360)	$(15,906)	$(705)

Total recognized in net periodic benefit cost and other comprehensive income	$55,524	$(129,159)	$450,956	$945	$(12,665)	$3,776

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2011 are as follows:

		Other Post-
	Pension	retirement
	Benefits	Benefits
	(In thousands)

Actuarial loss	$50,543	$1,733
Prior service credit	(6,956)	(1,059)

Total	$43,587	$674

The assumptions used in measuring the net periodic benefit costs for the plans follow:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Weighted average discount rate	6.54%	6.97%	6.49%	5.20%	5.79%	5.75%
Rate of increase in future compensation levels	3.75%	3.75%	3.75%	—	—	—
Expected long-term rate of return on plan assets	8.00%	8.00%	8.25%	—	—	—

A 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed on December 31, 2009. The rate was assumed to decrease ratably to 5% at December 31, 2014, and thereafter. The effect of a one-percentage-point change in the assumed health care cost trend rate is not significant.

The Company has two defined contribution plans that cover substantially all of its domestic employees. The Company’s matching contributions are determined based on the employee’s participation in the U.S. pension plan. Pension plan participants who continue earning credited service after 2008 receive a matching contribution of 20% of the first 6% of the employee’s salary. Other employees receive a matching contribution of 100% of the first 5% of the employee’s salary. Total plan expense for both plans was approximately $33,476,000 in 2010, $31,783,000 in 2009, and $7,252,000 in 2008.

8.	Guarantees

The Company guarantees the borrowings of certain independently controlled automotive parts stores (independents) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (affiliates). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entity’s economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantee. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At December 31, 2010, the Company was in compliance with all such covenants.

At December 31, 2010, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $200,900,000. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

The Company has accrued for guarantees related to the independents’ and affiliates’ borrowings as of December 31, 2010 and 2009. These liabilities are not material to the financial position of the Company and are included in other long-term liabilities in the accompanying consolidated balance sheets.

9.	Acquisitions

During 2010, the Company acquired four companies in the Industrial and Electrical Groups for approximately $90,645,000. The Company allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s consolidated statements of income beginning on their respective acquisition dates. The Company recorded approximately $40,247,000 of goodwill and other intangible assets associated with the acquisitions. The Company is in the process of analyzing the estimated values of assets and liabilities acquired. The allocation of the purchase price is therefore preliminary and subject to revision.

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

Inter-segment sales are not significant. Operating profit for each industry segment is calculated as net sales less operating expenses excluding general corporate expenses, interest expense, equity in income from investees, amortization, and noncontrolling interests. Approximately $68,200,000, $38,900,000, and $49,900,000 of income before income taxes was generated in jurisdictions outside the United States for the years ended December 31, 2010, 2009, and 2008, respectively. Net sales and net long-lived assets by country relate directly to the Company’s operations in the respective country. Corporate assets are principally cash and cash equivalents and headquarters’ facilities and equipment.

For management purposes, net sales by segment exclude the effect of certain discounts, incentives, and freight billed to customers. The line item “other” represents the net effect of the discounts, incentives, and freight billed to customers, which are reported as a component of net sales in the Company’s consolidated statements of income.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2010	2009	2008	2007	2006
	(In thousands)

Net sales:
Automotive	$5,608,101	$5,225,389	$5,321,536	$5,311,873	$5,185,080
Industrial	3,521,863	2,885,782	3,514,661	3,350,954	3,107,593
Office products	1,641,963	1,639,018	1,732,514	1,765,055	1,779,832
Electrical/electronic materials	449,770	345,808	465,889	436,318	408,138
Other	(14,108)	(38,485)	(19,337)	(21,005)	(22,701)

Total net sales	$11,207,589	$10,057,512	$11,015,263	$10,843,195	$10,457,942

Operating profit:
Automotive	$421,109	$387,945	$385,356	$413,180	$399,931
Industrial	255,616	162,353	294,652	281,762	257,022
Office products	131,746	126,104	144,127	156,781	166,573
Electrical/electronic materials	30,910	25,254	36,721	30,435	22,630

Total operating profit	839,381	701,656	860,856	882,158	846,156
Interest expense, net	(26,598)	(27,112)	(29,847)	(21,056)	(26,445)
Corporate expense	(45,451)	(24,913)	(55,119)	(38,300)	(44,341)
Intangible asset amortization	(4,737)	(3,644)	(2,861)	(1,118)	(463)
Other expense	(812)	(1,822)	(4,561)	(4,939)	(3,991)

Income before income taxes	$761,783	$644,165	$768,468	$816,745	$770,916

Assets:
Automotive	$2,854,461	$2,825,693	$2,799,901	$2,785,619	$2,625,846
Industrial	955,241	865,431	1,025,292	969,666	910,734
Office products	694,166	619,612	638,854	659,838	669,303
Electrical/electronic materials	113,757	76,716	95,655	101,419	105,623
Corporate	637,871	445,705	67,823	175,074	123,224
Goodwill and other intangible assets	209,548	171,532	158,825	82,453	62,254

Total assets	$5,465,044	$5,004,689	$4,786,350	$4,774,069	$4,496,984

Depreciation and amortization:
Automotive	$63,942	$65,554	$65,309	$65,810	$52,565
Industrial	7,208	7,611	7,632	8,565	7,941
Office products	9,737	9,685	9,825	9,159	9,518
Electrical/electronic materials	1,414	1,666	1,572	1,566	1,394
Corporate	2,294	2,251	1,499	1,484	1,542
Intangible asset amortization	4,737	3,644	2,861	1,118	463

Total depreciation and amortization	$89,332	$90,411	$88,698	$87,702	$73,423

Capital expenditures:
Automotive	$46,888	$53,911	$72,628	$91,359	$111,644
Industrial	4,307	2,987	7,575	8,340	6,187
Office products	29,866	5,782	9,539	13,294	6,002
Electrical/electronic materials	1,957	676	1,406	2,340	904
Corporate	2,361	6,089	13,878	315	1,307

Total capital expenditures	$85,379	$69,445	$105,026	$115,648	$126,044

Net sales:
United States	$9,793,820	$8,935,651	$9,716,029	$9,609,225	$9,314,970
Canada	1,327,552	1,078,799	1,219,759	1,158,515	1,071,095
Mexico	100,325	81,547	98,812	96,460	94,578
Other	(14,108)	(38,485)	(19,337)	(21,005)	(22,701)

Total net sales	$11,207,589	$10,057,512	$11,015,263	$10,843,195	$10,457,942

Net long-lived assets:
United States	$398,318	$402,937	$352,314	$337,136	$353,315
Canada	80,978	78,502	67,731	85,532	72,556
Mexico	4,834	3,585	3,220	3,321	3,389

Total net long-lived assets	$484,130	$485,024	$423,265	$425,989	$429,260

Annual Report on Form 10-K

Item 15(c)

Financial Statement Schedule II — Valuation and Qualifying Accounts
Genuine Parts Company and Subsidiaries

	Balance at	Charged		Balance at
	Beginning	to Costs		End
	of Period	and Expenses	Deductions	of Period

Year ended December 31, 2008:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$15,520,805	$23,882,674	$(20,815,910)[1]	$18,587,569
Year ended December 31, 2009:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$18,587,569	$28,463,029	$(30,460,819)[1]	$16,589,779
Year ended December 31, 2010:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$16,589,779	$10,597,432	$(11,588,299)[1]	$15,598,912

[1]	Uncollectible accounts written off, net of recoveries.

S-1

ANNUAL REPORT ON FORM 10-K

INDEX OF EXHIBITS

The following exhibits are filed (or furnished, if so indicated) herewith as a part of this Report:

10	.25*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated August 16, 2010, effective August 16, 2010.
10	.26*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated January 1, 2009, dated November 16, 2010, effective January 1, 2011.
10	.27*	Amendment No. 7 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 16, 2010, effective January 1, 2011.
21		Subsidiaries of the Company.
23		Consent of Independent Registered Public Accounting Firm.
31.1		Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).
31.2		Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).
32.1		Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2		Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101		Interactive data files pursuant to Rule 405 of Regulation S-T.

The following exhibits are incorporated by reference as set forth in Item 15 of this Form 10-K:

— 3.1	Amended and Restated Articles of Incorporation of the Company, amended April 23, 2007.
— 3.2	By-Laws of the Company as amended and restated August 20, 2007.
— 4.2	Specimen Common Stock Certificate.
— 4.3	Note Purchase Agreement dated November 30, 2001.

Instruments with respect to long-term debt where the total amount of securities authorized there under does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

— 10	.1*	The Genuine Parts Company Restated Tax-Deferred Savings Plan, effective January 1, 1993.
— 10	.2*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996.
— 10	.3*	Genuine Parts Company Death Benefit Plan, effective July 15, 1997.
— 10	.4*	Amendment No. 2 to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999.
— 10	.5*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996.
— 10	.6*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999.
— 10	.7*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001.
— 10	.8*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001.
— 10	.9*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003.
— 10	.10*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003.
— 10	.11*	Description of Director Compensation.
— 10	.12*	Genuine Parts Company Stock Appreciation Rights Agreement.
— 10	.13*	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan.
— 10	.14*	Amendment No. 2 to the Genuine Parts Company Death Benefit Plan.

— 10	.15*	Genuine Parts Company 2006 Long-Term Incentive Plan, effective April 17, 2006.
— 10	.16*	Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006.
— 10	.17*	Amendment No. 1 to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated November 19, 2007, effective January 1, 2008.
— 10	.18*	Amendment No. 6 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2007, effective January 1, 2008.
— 10	.19*	Amendment No. 2 to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 19, 2007, effective November 19, 2007.
— 10	.20*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement.
— 10	.21*	Genuine Parts Company Restricted Stock Unit Award Agreement.
— 10	.22*	Specimen Change in Control Agreement, as amended and restated as of November 19, 2007.
— 10	.23*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009.
— 10	.24*	Genuine Parts Company 2009 Annual Incentive Bonus Plan, dated March 31, 2009, effective January 1, 2009.

*	Indicates management contracts and compensatory plans and arrangements.