Form 10-Q
period 2011-06-30
GENUINE PARTS CO
filed 2011-08-04
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2011

Common Stock, $1.00 par value per share	156,766,944 Shares

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
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
Exhibit 10.11
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
	(unaudited)
	(in thousands, except share
	and per share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$516,728	$529,968
Trade accounts receivable, less allowance for doubtful accounts (2011 — $24,157; 2010 — $15,599)	1,565,889	1,364,406
Merchandise inventories, net — at lower of cost or market	2,251,595	2,224,717
Prepaid expenses and other current assets	299,079	295,796

TOTAL CURRENT ASSETS	4,633,291	4,414,887
Goodwill and other intangible assets, less accumulated amortization	227,935	209,548
Deferred tax assets	151,042	157,392
Other assets	218,450	199,087
Property, plant and equipment, less allowance for depreciation (2011 — $759,800; 2010 - $729,187)	486,283	484,130

TOTAL ASSETS	$5,717,001	$5,465,044

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,492,041	$1,374,930
Current portion of debt	250,000	250,000
Income taxes payable	33,520	23,145
Dividends payable	70,755	64,600
Other current liabilities	261,099	259,139

TOTAL CURRENT LIABILITIES	2,107,415	1,971,814
Long-term debt	250,000	250,000
Pension and other post—retirement benefit liabilities	243,928	258,807
Other long-term liabilities	184,362	181,709

EQUITY:
Preferred stock, par value — $1 per share
Authorized — 10,000,000 shares — None issued	-0-	-0-
Common stock, par value — $1 per share
Authorized — 450,000,000 shares
Issued — 2011 — 156,766,944; 2010 — 157,636,261	156,767	157,636
Retained earnings	3,023,737	2,934,535
Accumulated other comprehensive loss	(258,480)	(298,352)

TOTAL PARENT EQUITY	2,922,024	2,793,819
Noncontrolling interests in subsidiaries	9,272	8,895

TOTAL EQUITY	2,931,296	2,802,714

TOTAL LIABILITIES AND EQUITY	$5,717,001	$5,465,044

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)
	(in thousands, except per share data)

Net sales	$3,184,984	$2,847,186	$6,159,182	$5,449,301
Cost of goods sold	2,268,870	2,024,876	4,394,274	3,866,516

Gross profit	916,114	822,310	1,764,908	1,582,785

Operating expenses:
Selling, administrative & other expenses	651,635	598,331	1,285,904	1,174,548
Depreciation and amortization	22,928	23,186	45,473	45,329

	674,563	621,517	1,331,377	1,219,877

Income before income taxes	241,551	200,793	433,531	362,908
Income taxes	89,739	76,326	155,204	137,832

Net income	$151,812	$124,467	$278,327	$225,076

Basic net income per common share	$.97	$.79	$1.77	$1.42

Diluted net income per common share	$.96	$.78	$1.76	$1.42

Dividends declared per common share	$.45	$.41	$.90	$.82

Weighted average common shares outstanding	157,248	158,260	157,439	158,514

Dilutive effect of stock options and non- vested restricted stock awards	995	402	988	403

Weighted average common shares outstanding — assuming dilution	158,243	158,662	158,427	158,917

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
	Ended June 30,
	2011	2010
	(unaudited)
	(in thousands)

OPERATING ACTIVITIES:
Net income	$278,327	$225,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,473	45,329
Share-based compensation	4,023	3,133
Excess tax benefits from share-based compensation	(1,802)	(1,085)
Other	(594)	(401)
Changes in operating assets and liabilities	(75,476)	80,400

NET CASH PROVIDED BY OPERATING ACTIVITIES	249,951	352,452

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(41,748)	(27,912)
Acquisitions and other	(38,126)	(67,693)

NET CASH USED IN INVESTING ACTIVITIES	(79,874)	(95,605)

FINANCING ACTIVITIES:
Stock options exercised	1,302	5,384
Excess tax benefits from share-based compensation	1,802	1,085
Dividends paid	(135,550)	(128,627)
Purchase of stock	(55,416)	(63,137)

NET CASH USED IN FINANCING ACTIVITIES	(187,862)	(185,295)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,545	3,517

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,240)	75,069

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	529,968	336,803

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$516,728	$411,872

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company”) for the year ended December 31, 2010. Accordingly, the unaudited interim condensed consolidated financial statements and related disclosures herein should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K.
The preparation of interim financial statements requires management to make estimates and assumptions for the amounts reported in the condensed consolidated financial statements. Specifically, the Company makes estimates and assumptions in its interim consolidated financial statements for inventory adjustments, the accrual of bad debts, and volume incentives earned, among others. Inventory adjustments (including adjustments for a majority of inventories that are valued under the last-in, first-out (“LIFO”) method) are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment and LIFO valuation, which can only be performed at year-end. Bad debts are accrued based on a percentage of sales. Volume incentives are estimated based upon cumulative and projected purchasing levels. The estimates and assumptions for interim reporting may change upon final determination at year-end, and such changes may be significant.
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements were issued.
Note B — Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Net sales:
Automotive	$1,585,074	$1,459,672	$2,989,939	$2,750,073
Industrial	1,051,258	882,233	2,051,029	1,685,535
Office products	417,989	401,960	850,655	812,471
Electrical/electronic materials	136,780	106,579	276,594	206,877
Other	(6,117)	(3,258)	(9,035)	(5,655)

Total net sales	$3,184,984	$2,847,186	$6,159,182	$5,449,301

Operating profit:
Automotive	$138,795	$126,022	$236,694	$214,927
Industrial	85,289	60,118	151,298	108,964
Office products	31,367	30,454	68,771	67,013
Electrical/electronic materials	9,172	6,948	19,242	13,763

Total operating profit	264,623	223,542	476,005	404,667
Interest expense, net	(6,236)	(6,693)	(12,736)	(13,426)
Other, net	(16,836)	(16,056)	(29,738)	(28,333)

Income before income taxes	$241,551	$200,793	$433,531	$362,908

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income.

Note C — Comprehensive Income
Comprehensive income was $318.2 million and $226.4 million for the six months ended June 30, 2011 and 2010, respectively. The difference between comprehensive income and net income was due to foreign currency translation adjustments and pension and other post-retirement benefit adjustments, as summarized below:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Net income	$278,327	$225,076
Other comprehensive income:
Foreign currency translation	26,363	(8,067)

Pension and other post-retirement benefit adjustments:
Recognition of prior service credit, net of tax	(2,519)	(2,502)
Recognition of actuarial loss, net of tax	16,028	11,926

Total other comprehensive income	39,872	1,357

Comprehensive income	$318,199	$226,433

Comprehensive income for the three months ended June 30, 2011 and 2010 totaled $163.4 million and $99.5 million, respectively.
Note D — Share-Based Compensation
As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in the 2010 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At June 30, 2011, total compensation cost related to nonvested awards not yet recognized was approximately $17.9 million, as compared to $6.9 million at December 31, 2010. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for options, SARs and RSUs outstanding at June 30, 2011 was approximately $80.8 million. At June 30, 2011, the aggregate intrinsic value for options, SARs and RSUs vested totaled approximately $59.1 million, and the weighted-average contractual life for outstanding and exercisable options, SARs and RSUs was approximately six and five years, respectively. For the six months ended June 30, 2011, $4.0 million of share-based compensation cost was recorded, as compared to $3.1 million for the same period in the prior year. On April 1, 2011, the Company granted approximately 1,029,000 SARs and 126,000 RSUs.
Options to purchase approximately 1.0 million and 0.5 million shares of common stock were outstanding but excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2011, as compared to approximately 5.3 million and 4.9 million shares in the three and six month periods of the prior year. These options were excluded from the computation of diluted net income per common share because the options’ exercise price was greater than the average market price of the common stock.

Note E — Employee Benefit Plans
Net periodic benefit cost included the following components for the three months ended June 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2011	2010	2011	2010
	(in thousands)

Service cost	$3,195	$3,734	$—	$—
Interest cost	24,077	24,228	116	156
Expected return on plan assets	(31,073)	(28,450)	—	—
Amortization of prior service credit	(1,753)	(1,733)	(265)	(265)
Amortization of actuarial loss	12,678	9,399	434	448

Net periodic benefit cost	$7,124	$7,178	$285	$339

Net periodic benefit cost included the following components for the six months ended June 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2011	2010	2011	2010
	(in thousands)

Service cost	$6,382	$7,505	$—	$—
Interest cost	48,141	48,543	233	312
Expected return on plan assets	(62,126)	(57,018)	—	—
Amortization of prior service credit	(3,503)	(3,483)	(530)	(530)
Amortization of actuarial loss	25,349	18,821	867	896

Net periodic benefit cost	$14,243	$14,368	$570	$678

Pension benefits also include amounts related to a supplemental retirement plan. During the six months ended June 30, 2011, the Company did not make a contribution to the pension plan.
Note F — Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates but receives a fee for the guarantee. The Company has concluded that the independents are variable interest entities but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entity’s economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At June 30, 2011, the Company was in compliance with all such covenants.
At June 30, 2011, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $204.0 million. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

The Company has accrued for certain guarantees related to the independents’ and affiliates’ borrowings as of June 30, 2011. These liabilities are not material to the financial position of the Company and are included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.
Note G — Fair Value of Financial Instruments
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At June 30, 2011, the fair value of fixed rate debt was approximately $522.0 million. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e. significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity.
Note H — Acquisitions
During the six months ended June 30, 2011, the Company acquired two companies in the Industrial Group for approximately $38.0 million. The Company allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s condensed consolidated statements of income beginning on their respective acquisition dates. The Company recorded approximately $19 million of goodwill and other intangible assets associated with the acquisitions. The Company is in the process of analyzing the estimated values of assets and liabilities acquired and is obtaining third-party valuations of certain tangible and intangible assets. The allocation of the purchase price is therefore preliminary and subject to revision.

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

Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the six months ended June 30, 2011, business was conducted throughout the United States, Canada, Mexico and Puerto Rico from approximately 2,000 locations.
For the three months ended June 30, 2011, we recorded consolidated net income of $151.8 million compared to consolidated net income of $124.5 million in the same period last year, an increase of 22%. For the six months ended June 30, 2011, we recorded consolidated net income of $278.3 million compared to consolidated net income of $225.1 million in the same period last year, an increase of 24%. The Company continues to focus on several initiatives, such as new and expanded product lines, the penetration of new markets (including by acquisitions), and a variety of gross margin and cost savings initiatives to facilitate consistent and steady growth.
Sales
Sales for the second quarter of 2011 were $3.18 billion, an increase of 12% compared to $2.85 billion for the same period in 2010.
Sales for the Automotive Parts Group increased 9% in the three and six month periods ended June 30, 2011, as compared to the same periods in the previous year. Currency exchange had a positive impact on the Automotive Parts Group’s results in Canada and Mexico, which contributed approximately 1% to this group’s sales for the three and six month periods ended June 30, 2011. The remainder of the increase in this group’s sales was due to volume increases resulting from various sales initiatives and from the improving economy. The Industrial Products Group’s sales increased by 19% and 22% for the three and six month periods ended June 30, 2011, respectively, as compared to the same periods in 2010. Several factors contributed to the increase in sales volumes for this group, including the positive impact of the group’s internal sales initiatives. In addition, acquisitions contributed approximately 2% and 3% for the three and six month periods ended June 30, 2011, respectively. Currency exchange had a positive impact on the Industrial Products Group’s results in Canada and Mexico as well, which contributed approximately 1% to this group’s sales for the three and six month periods ended June 30, 2011. Industrial market indices, such as Industrial Production and Capacity Utilization, also trended positively over the first six months of 2011, indicating ongoing improvement in the manufacturing sector of the economy served by this group. Sales for the Office Products Group increased by 4% and 5% for the three and six month periods ended June 30, 2011, respectively, as compared to the same periods in 2010. Sales volume for this group has strengthened over the past three quarters, although the Office Group continues to experience soft market conditions. Sales for the Electrical/Electronic Materials Group increased 28% and 34% for the three and six month periods ended June 30, 2011, respectively, as compared to the same periods of the previous year. Acquisitions contributed approximately 10% and 12% to sales for the three and six month periods ended June 30, 2011, respectively and escalating copper pricing added approximately 5% to sales for the three and six month periods ended June 30, 2011. The continued improvement in the industrial markets served by this group, as measured by the Purchasing Managers’ Index, also had a positive impact on this business during the second quarter and six months ended June 30, 2011.
Cost of Goods Sold/Expenses
Cost of goods sold for the second quarter of 2011 was $2.27 billion, a 12% increase from $2.02 billion for the second quarter of 2010. As a percent of sales, cost of goods sold increased slightly to 71.2% for the three months ended June 30, 2011 from 71.1% for the same period in 2010. For the six month period ended June 30, 2011, cost of goods sold was $4.39 billion, a 14% increase from $3.87 billion for the same period last year, and as a percent of sales increased to 71.3% compared to 71.0%. The increase in cost of goods sold as a percent of sales for the six month period ended June 30, 2011 over the same period in 2010 reflects the effect of competitive pricing pressures and changes in customer and product mix across our businesses. For the six month period ended June 30, 2011, cumulative pricing increased 3.6% in the Electrical Group, 2.6% in the Industrial Group, 1.5% in the Office Group, and 1.4% in the Automotive Group.
Operating expenses of $674.6 million decreased to 21.2% of sales for the second quarter of 2011, as compared to 21.8% for the same period of the prior year. For the six months ended June 30, 2011, these expenses totaled $1.33 billion, or 21.6% of sales, an improvement from 22.4% for the same period in 2010. The decrease in operating expenses as a percent of sales for both the second quarter and six months ended June 30, 2011 is due to our cost savings initiatives and the benefit of greater leverage associated with our sales growth for the three and six month periods ended June 30, 2011.

Operating Profit
Operating profit as a percentage of sales increased to 8.3% for the three months ended June 30, 2011, compared to 7.9% for the same period of the previous year. For the six months ended June 30, 2011, operating profit as a percentage of sales increased to 7.7%, as compared to 7.4% for the same period of the previous year. Our cost reduction efforts and improved expense leverage associated with our sales growth were the primary drivers of our improved operating margins for the three and six month periods ended June 30, 2011.
The Automotive Parts Group’s operating profit increased 10% in the second quarter of 2011 and its operating profit margin increased to 8.8% for the three months ended June 30, 2011, as compared to 8.6% in the same period of the prior year. For the six months ended June 30, 2011, operating profit increased 10% as compared to the same six month period of 2010, and operating profit margin increased to 7.9%, as compared to 7.8% for the same period last year. For each of the three and six month periods ended June 30, 2011, operating profit margins for this group improved due to cost savings and improved expense leverage on increased revenues. The Industrial Products Group had a 42% increase in operating profit in the second quarter of 2011 compared to the second quarter of 2010, and the operating profit margin for this group increased to 8.1% as compared to 6.8% in the same period of the previous year. Operating profit increased by 39% for the six month period ended June 30, 2011 compared to the same period in 2010, and the operating profit margin improved to 7.4%, as compared to 6.5% for the same period in 2010. The improved operating profit margins for this group are due to the combination of increased volume incentives, cost savings and greater expense leverage on sales growth, which contributed to the increase in operating profit for the three and six month periods ended June 30, 2011. For each of the three and six month periods ended June 30, 2011, the Office Products Group’s operating profit increased by 3%. The Office Products Group’s operating profit margin decreased to 7.5% in the three month period ended June 30, 2011, as compared to 7.6% in the same three month period of the prior year. For the six months ended June 30, 2011, operating profit margin decreased to 8.1%, as compared to 8.2% for the six months ended June 30, 2011. The decrease in operating profit margin for this group relates to continued soft market conditions and a slower-paced economic recovery. The Electrical/Electronic Materials Group increased its operating profit by 32% in the second quarter, and its operating profit margin increased to 6.7% as compared to 6.5% in the second quarter of the previous year. Operating profit increased by 40% for the six months ended June 30, 2011, and its operating profit margin increased to 7.0% from 6.7% for the same period of 2010. The improvement in operating profit and operating profit margin for this group is primarily due to cost savings and improved expense leverage on increased revenues for the three and six month periods ended June 30, 2011.
Income Taxes
The effective income tax rate decreased to 37.2% for the three months ended June 30, 2011, as compared to 38.0% for the three months ended June 30, 2010 due to a favorable retirement asset valuation adjustment recorded in the quarter. The effective income tax rate was 35.8% for the six months ended June 30, 2011, as compared to 38.0% for the same six month period in 2010. The rate decrease for the six months ended June 30, 2011 is due to a favorable adjustment associated with the expiration of the statute of limitations related to certain international taxes.
Net Income
Net income for the three months ended June 30, 2011 was $151.8 million, an increase of 22% as compared to $124.5 million for the same three month period of 2010. On a per share diluted basis, net income was $.96, an increase of 23% as compared to $.78 for the second quarter of last year. Net income for the six months ended June 30, 2011 was $278.3 million, an increase of 24% from $225.1 million recorded in the same period of the previous year. Earnings per share, on a diluted basis for the six months ended June 30, 2011, were $1.76, up 24%, as compared to $1.42 for the same six month period in 2010.
Financial Condition
Most major balance sheet categories at June 30, 2011 were relatively consistent with the December 31, 2010 balance sheet categories. Cash balances decreased $13.2 million or 3% from December 31, 2010, primarily due to $41.7 million in capital expenditures, $38.0 million used for strategic acquisitions and $55.4 million used to repurchase shares of common stock under the Company’s share repurchase program.
Accounts receivable increased $201.5 million or 15% from December 31, 2010, which is due to the Company’s overall sales increase and acquisitions. Inventory increased $26.9 million or 1% compared to December 31, 2010, which primarily reflects the impact of acquisitions offset by the benefits of the Company’s inventory management initiatives. Goodwill and other intangible assets increased $18.4 million or 9% from December 31, 2010, due to two acquisitions in the six month period ended June 30, 2011. Accounts payable increased $117.1 million or 9% from December 31, 2010. This change is due to increased inventory purchases related to the sales increase for the first six months of 2011, as well as more favorable terms negotiated with our vendors and other payable initiatives, such as a procurement card program. The Company’s debt is discussed below.

Liquidity and Capital Resources
Total debt, which matures in November 2011 and November 2013, is at fixed rates of interest and remains unchanged at $500 million as of June 30, 2011, compared to December 31, 2010. On May 27, 2011, the Company entered into an agreement which would fund notes maturing in November 2011 totaling $250 million. Upon funding, these notes will be due in 2016, and carry an interest rate of 3.35%.
The ratio of current assets to current liabilities was 2.2 to 1 at June 30, 2011, and remained unchanged as compared to December 31, 2010.
The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including share repurchases, if any, for the foreseeable future. The Company maintains a $350 million unsecured revolving line of credit with a consortium of financial institutions, which matures in December 2012 and bears interest at LIBOR plus .30%. At June 30, 2011, no amounts were outstanding under the line of credit.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposure is the Canadian dollar, which is the functional currency of our Canadian operations. As previously noted under “Sales”, foreign currency exchange exposure, particularly in regard to the Canadian dollar and, to a lesser extent, the Mexican peso, positively impacted our results for the three and six month periods ended June 30, 2011. There have been no other material changes in market risk from the information provided in the Company’s Annual Report on Form10-K for the year ended December 31, 2010.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:
ISSUER PURCHASES OF EQUITY SECURITIES

	Total		Total Number of	Maximum Number of
	Number of		Shares Purchased	Shares That May Yet
	Shares	Average	as Part of Publicly	Be Purchased Under
	Purchased	Price Paid	Announced Plans	the Plans or
Period	(1)	Per Share	or Programs (2)	Programs
April 1, 2011 through April 30, 2011	288,544	$51.99	225,847	15,573,871

May 1, 2011 through May 31, 2011	224,992	$54.68	—	15,573,871

June 1, 2011 through June 30, 2011	691,561	$51.11	678,500	14,895,371

Totals	1,205,097	$51.98	904,347	14,895,371

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)	On August 21, 2006 and November 17, 2008, the Board of Directors authorized and announced the repurchase of 15 million shares and 15 million shares, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. All of the shares authorized in 2006 have now been repurchased and approximately 15 million shares authorized in 2008 remain to be repurchased by the Company. There were no other publicly announced repurchase plans as of June 30, 2011.

Item 6.	Exhibits
(a)	The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 20, 2007)

Exhibit 10.11	Description of Director Compensation — filed herewith

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer — filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer — filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer — furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer — furnished herewith

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2011 and 2010; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) the Notes to the Condensed Consolidated Financial Statements — submitted herewith pursuant to Rule 406T

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)
Date: August 4, 2011	/s/ Jerry W. Nix
Jerry W. Nix
Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)