Form 10-Q
period 2011-09-30
GENUINE PARTS CO
filed 2011-11-07
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2011

Common Stock, $1.00 par value per share	155,653,410 Shares

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
	(in thousands, except share
	and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$534,801	$529,968
Trade accounts receivable, less allowance for doubtful accounts (2011 — $27,940; 2010 — $15,599)	1,531,046	1,364,406
Merchandise inventories, net — at lower of cost or market	2,250,309	2,224,717
Prepaid expenses and other current assets	330,157	295,796

TOTAL CURRENT ASSETS	4,646,313	4,414,887
Goodwill and other intangible assets, less accumulated amortization	277,924	209,548
Deferred tax assets	153,319	157,392
Other assets	227,615	199,087
Property, plant and equipment, less allowance for depreciation (2011 — $730,459; 2010 — $729,187)	479,547	484,130

TOTAL ASSETS	$5,784,718	$5,465,044

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,587,326	$1,374,930
Current portion of debt	250,000	250,000
Income taxes payable	44,812	23,145
Dividends payable	70,134	64,600
Other current liabilities	288,388	259,139

TOTAL CURRENT LIABILITIES	2,240,660	1,971,814
Long-term debt	250,000	250,000
Pension and other post-retirement benefit liabilities	212,876	258,807
Other long-term liabilities	189,791	181,709

EQUITY:
Preferred stock, par value — $1 per share
Authorized — 10,000,000 shares — None issued	-0-	-0-
Common stock, par value — $1 per share
Authorized — 450,000,000 shares
Issued — 2011 — 155,653,410; 2010 — 157,636,261	155,653	157,636
Retained earnings	3,051,467	2,934,535
Accumulated other comprehensive loss	(325,392)	(298,352)

TOTAL PARENT EQUITY	2,881,728	2,793,819
Noncontrolling interests in subsidiaries	9,663	8,895

TOTAL EQUITY	2,891,391	2,802,714

TOTAL LIABILITIES AND EQUITY	$5,784,718	$5,465,044

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
	(unaudited)
	(in thousands, except per share data)

Net sales	$3,285,560	$2,950,560	$9,444,742	$8,399,861
Cost of goods sold	2,337,028	2,097,529	6,731,302	5,964,045

Gross profit	948,532	853,031	2,713,440	2,435,816

Operating expenses:
Selling, administrative & other expenses	679,967	618,449	1,965,871	1,792,997
Depreciation and amortization	21,465	22,093	66,938	67,422

	701,432	640,542	2,032,809	1,860,419

Income before income taxes	247,100	212,489	680,631	575,397
Income taxes	95,268	80,704	250,472	218,536

Net income	$151,832	$131,785	$430,159	$356,861

Basic net income per common share	$.97	$.84	$2.74	$2.26

Diluted net income per common share	$.97	$.83	$2.72	$2.25

Dividends declared per common share	$.45	$.41	$1.35	$1.23

Weighted average common shares outstanding	156,206	157,573	157,024	158,197

Dilutive effect of stock options and non-vested restricted stock awards	942	407	965	398

Weighted average common shares outstanding — assuming dilution	157,148	157,980	157,989	158,595

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended September 30,
	2011	2010
	(unaudited)
	(in thousands)

OPERATING ACTIVITIES:
Net income	$430,159	$356,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,938	67,422
Share-based compensation	5,835	4,674
Excess tax benefits from share-based compensation	(2,446)	(1,500)
Other	(952)	663
Changes in operating assets and liabilities	(2,126)	140,302

NET CASH PROVIDED BY OPERATING ACTIVITIES	497,408	568,422

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(63,932)	(58,931)
Acquisitions and other	(105,129)	(83,080)

NET CASH USED IN INVESTING ACTIVITIES	(169,061)	(142,011)

FINANCING ACTIVITIES:
Stock options exercised	1,638	7,177
Excess tax benefits from share-based compensation	2,446	1,500
Dividends paid	(206,236)	(193,313)
Purchase of stock	(113,359)	(69,438)

NET CASH USED IN FINANCING ACTIVITIES	(315,511)	(254,074)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,003)	22,591

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,833	194,928

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	529,968	336,803

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$534,801	$531,731

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
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements were issued.
Note B — Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net sales:
Automotive	$1,611,333	$1,481,294	$4,601,272	$4,231,367
Industrial	1,089,826	921,162	3,140,855	2,606,697
Office products	447,310	434,513	1,297,965	1,246,984
Electrical/electronic materials	143,342	117,290	419,936	324,167
Other	(6,251)	(3,699)	(15,286)	(9,354)

Total net sales	$3,285,560	$2,950,560	$9,444,742	$8,399,861

Operating profit:
Automotive	$141,233	$124,059	$377,927	$338,986
Industrial	97,191	72,856	248,489	181,820
Office products	27,204	26,657	95,975	93,670
Electrical/electronic materials	11,138	8,393	30,380	22,156

Total operating profit	276,766	231,965	752,771	636,632
Interest expense, net	(6,244)	(6,562)	(18,980)	(19,988)
Other, net	(23,422)	(12,914)	(53,160)	(41,247)

Income before income taxes	$247,100	$212,489	$680,631	$575,397

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income.

Note C — Comprehensive Income
Comprehensive income was $403.1 million and $398.3 million for the nine months ended September 30, 2011 and 2010, respectively. The difference between comprehensive income and net income was due to foreign currency translation adjustments and pension and other post-retirement benefit adjustments, as summarized below:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Net income	$430,159	$356,861
Other comprehensive (loss) income:
Foreign currency translation	(37,547)	13,526
Pension and other post-retirement benefit adjustments:
Recognition of prior service credit, net of tax	(3,931)	(3,755)
Recognition of actuarial loss, net of tax	14,438	16,799
Net actuarial gain, net of tax	—	14,825

Total other comprehensive (loss) income	(27,040)	41,395

Comprehensive income	$403,119	$398,256

Comprehensive income for the three months ended September 30, 2011 and 2010 totaled $84.9 million and $171.8 million, respectively.
Note D — Recently Issued Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is applicable for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its condensed consolidated financial statements.
Note E — Share-Based Compensation
As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in the 2010 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At September 30, 2011, total compensation cost related to nonvested awards not yet recognized was approximately $15.8 million, as compared to $6.9 million at December 31, 2010. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for options, SARs and RSUs outstanding at September 30, 2011 was approximately $63.0 million. At September 30, 2011, the aggregate intrinsic value for options, SARs and RSUs vested totaled approximately $44.1 million, and the weighted-average contractual life for outstanding and exercisable options, SARs and RSUs was approximately six and five years, respectively. For the nine months ended September 30, 2011, $5.8 million of share-based compensation cost was recorded, as compared to $4.7 million for the same period in the prior year. On April 1, 2011, the Company granted approximately 1,029,000 SARs and 126,000 RSUs.

Options to purchase approximately 1.0 million and 0.7 million shares of common stock were outstanding but excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2011, as compared to approximately 2.9 million and 5.0 million shares in the three and nine month periods of the prior year, respectively. These options were excluded from the computation of diluted net income per common share because the options’ exercise price was greater than the average market price of the common stock.
Note F — Employee Benefit Plans
Net periodic benefit cost included the following components for the three months ended September 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2011	2010	2011	2010
	(in thousands)

Service cost	$3,440	$1,711	$—	$—
Interest cost	24,807	23,055	123	143
Expected return on plan assets	(30,918)	(28,564)	—	—
Amortization of prior service credit	(1,720)	(1,745)	(168)	(264)
Amortization of actuarial loss	14,417	7,623	415	423

Net periodic benefit cost	$10,026	$2,080	$370	$302

Net periodic benefit cost included the following components for the nine months ended September 30:

			Other Post-retirement
	Pension Benefits		Benefits
	2011	2010	2011	2010
	(in thousands)

Service cost	$9,822	$9,216	$—	$—
Interest cost	72,948	71,598	356	455
Expected return on plan assets	(93,044)	(85,582)	—	—
Amortization of prior service credit	(5,223)	(5,228)	(698)	(794)
Amortization of actuarial loss	39,766	26,444	1,282	1,319

Net periodic benefit cost	$24,269	$16,448	$940	$980

Pension benefits also include amounts related to a supplemental retirement plan. In August 2011, the Company contributed $43.0 million to the pension plan.
Note G — Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or direct or indirect equity ownership interest in any of the independents. The Company does not control the independents or the affiliates but receives a fee for the guarantee. The Company has concluded that the independents are variable interest entities but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entity’s economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At September 30, 2011, the Company was in compliance with all such covenants.

At September 30, 2011, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $211.0 million. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
The Company has accrued for certain guarantees related to the independents’ and affiliates’ borrowings as of September 30, 2011. These liabilities are not material to the financial position of the Company and are included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.
Note H — Fair Value of Financial Instruments
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At September 30, 2011, the fair value of fixed rate debt was approximately $519.6 million. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e. significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity.
Note I — Acquisitions
During the nine months ended September 30, 2011, the Company acquired three companies in the Industrial Group and one in the Electrical Group for approximately $105.1 million. The Company allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s condensed consolidated statements of income beginning on their respective acquisition dates. The Company recorded approximately $75 million of goodwill and other intangible assets associated with the acquisitions. The Company is in the process of analyzing the estimated values of assets and liabilities acquired and is obtaining third-party valuations of certain tangible and intangible assets. The allocation of the purchase price is therefore preliminary and subject to revision.
On September 26, 2011, the Company announced that it had entered into an agreement to purchase a 30% equity interest in the Exego Group (“Exego”) for approximately $150 million (US$). Exego is headquartered in Australia and is an automotive replacement parts and accessories distributor in Australasia. Subject to regulatory approvals, the effective date of the investment is expected to be on or around December 1, 2011. The Company has an option to acquire the remaining 70% of Exego at a later date contingent upon Exego achieving certain earnings thresholds.
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
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the nine months ended September 30, 2011, business was conducted throughout the United States, Canada, Mexico and Puerto Rico from approximately 2,000 locations.
For the three months ended September 30, 2011, we recorded consolidated net income of $151.8 million compared to consolidated net income of $131.8 million in the same period last year, an increase of 15%. For the nine months ended September 30, 2011, we recorded consolidated net income of $430.2 million compared to consolidated net income of $356.9 million in the same period last year, an increase of 21%. The Company continues to focus on several initiatives, such as new and expanded product lines, the penetration of new markets (including by acquisitions), and a variety of gross margin and cost savings initiatives to facilitate consistent and steady growth.
Sales
Sales for the third quarter of 2011 were $3.29 billion, an increase of 11% compared to $2.95 billion for the same period in 2010. For the nine months ended September 30, 2011, sales were $9.44 billion, an increase of 12% compared to $8.40 billion in the same period of the previous year.
Sales for the Automotive Parts Group increased 9% in the three and nine month periods ended September 30, 2011, as compared to the same periods in the previous year. Currency exchange had a positive impact on the Automotive Parts Group’s results in Canada and Mexico, which contributed approximately 1% to this group’s sales for the three and nine month periods ended September 30, 2011. The remainder of the increase in this group’s sales was due to volume increases resulting from various sales initiatives and from a steady automotive aftermarket industry. The Industrial Products Group’s sales increased by 18% and 20% for the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods in 2010. Several factors contributed to the increase in sales volumes for this group, including the positive impact of the group’s internal sales initiatives. In addition, acquisitions contributed approximately 2% and 3% for the three and nine month periods ended September 30, 2011, respectively. Currency exchange had a positive impact on the Industrial Products Group’s results in Canada and Mexico as well, which contributed approximately 1% to this group’s sales for the three and nine month periods ended September 30, 2011. Industrial market indices, such as Industrial Production and Capacity Utilization, also trended positively over the nine months ended September 30, 2011, indicating ongoing improvement in the manufacturing sector of the economy served by this group. Sales for the Office Products Group increased by 3% and 4% for the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods in 2010. Sales volume for this group has remained steady over the past four quarters, although the overall office products industry continues to experience soft market conditions. Sales for the Electrical/Electronic Materials Group increased 22% and 30% for the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods of the previous year. Acquisitions contributed approximately 11% and 12% to sales for the three and nine month periods ended September 30, 2011, respectively. In addition, escalating copper pricing added approximately 3% and 4% to sales for the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods of the previous year. The continued expansion in the industrial markets served by this group, as measured by the Purchasing Managers’ Index, also had a positive impact on this business during the third quarter and nine months ended September 30, 2011.

Cost of Goods Sold/Expenses
Cost of goods sold for the third quarter of 2011 was $2.34 billion, an 11% increase from $2.10 billion for the third quarter of 2010. As a percent of sales, cost of goods sold remained unchanged at 71.1% for the three month period ended September 30, 2011, as compared to the same period of the prior year. For the nine month period ended September 30, 2011, cost of goods sold was $6.73 billion, a 13% increase from $5.96 billion for the same period last year, and as a percent of sales increased to 71.3% compared to 71.0%. The increase in cost of goods sold as a percent of sales for the nine month period ended September 30, 2011 over the same period in 2010 reflects the effect of competitive pricing pressures and changes in customer and product mix across our businesses. For the nine month period ended September 30, 2011, cumulative pricing increased 4.8% in the Electrical Group, 3.3% in the Industrial Group, 2.4% in the Automotive Group and 1.6% in the Office Group.
Operating expenses of $701.4 million decreased to 21.3% of sales for the third quarter of 2011, as compared to 21.7% for the same period of the prior year. For the nine months ended September 30, 2011, these expenses totaled $2.03 billion, or 21.5% of sales, an improvement from 22.2% for the same period in 2010. The decrease in operating expenses as a percent of sales for both the third quarter and nine months ended September 30, 2011 is due to our cost savings initiatives and the benefit of greater leverage associated with our sales growth for the three and nine month periods ended September 30, 2011.
Operating Profit
Operating profit as a percentage of sales increased to 8.4% for the three months ended September 30, 2011, compared to 7.9% for the same period of the previous year. For the nine months ended September 30, 2011, operating profit as a percentage of sales increased to 8.0%, as compared to 7.6% for the same period of the previous year. Our cost reduction efforts and improved expense leverage associated with our sales growth were the primary drivers of our improved operating margins for the three and nine month periods ended September 30, 2011.
The Automotive Parts Group’s operating profit increased 14% in the third quarter of 2011 and its operating profit margin increased to 8.8% for the three months ended September 30, 2011, as compared to 8.4% in the same period of the prior year. For the nine months ended September 30, 2011, operating profit increased 11% as compared to the same period of 2010, and operating profit margin increased to 8.2%, as compared to 8.0% for the same period last year. For each of the three and nine month periods ended September 30, 2011, operating profit margins for this group improved due to cost savings and improved expense leverage on increased revenues. The Industrial Products Group had a 33% increase in operating profit in the third quarter of 2011 compared to the third quarter of 2010, and the operating profit margin for this group increased to 8.9% as compared to 7.9% in the same period of the previous year. Operating profit increased by 37% for the nine month period ended September 30, 2011 compared to the same period in 2010, and the operating profit margin improved to 7.9%, as compared to 7.0% for the same period in 2010. The improved operating profit margins for this group are due to the combination of increased volume incentives, cost savings and greater expense leverage on sales growth, which contributed to the increase in operating profit for the three and nine month periods ended September 30, 2011. For each of the three and nine month periods ended September 30, 2011, the Office Products Group’s operating profit increased by 2%. The Office Products Group’s operating profit margin of 6.1% remained unchanged in the three month period ended September 30, 2011, as compared to the same three month period of the prior year. For the nine months ended September 30, 2011, operating profit margin decreased to 7.4%, as compared to 7.5% for the nine months ended September 30, 2010. The decrease in operating profit margin for this group relates to continued soft market conditions and a slower-paced economic recovery in the office products industry. The Electrical/Electronic Materials Group increased its operating profit by 33% in the third quarter, and its operating profit margin increased to 7.8% as compared to 7.2% in the third quarter of the previous year. Operating profit increased by 37% for the nine months ended September 30, 2011, and its operating profit margin increased to 7.2% from 6.8% for the same period of 2010. The improvements in operating profit and operating profit margin for this group are primarily due to cost savings and improved expense leverage on increased revenues for the three and nine month periods ended September 30, 2011.
Income Taxes
The effective income tax rate increased to 38.6% for the three months ended September 30, 2011, as compared to 38.0% for the three months ended September 30, 2010 due to an unfavorable retirement asset valuation adjustment recorded in the quarter. The effective income tax rate was 36.8% for the nine months ended September 30, 2011, as compared to 38.0% for the same nine month period in 2010. The rate decrease for the nine months ended September 30, 2011 is due to a favorable adjustment associated with the expiration of the statute of limitations related to certain international taxes.

Net Income
Net income for the three months ended September 30, 2011 was $151.8 million, an increase of 15% as compared to $131.8 million for the same three month period of 2010. On a per share diluted basis, net income was $.97, an increase of 17% as compared to $.83 for the third quarter of last year. Net income for the nine months ended September 30, 2011 was $430.2 million, an increase of 21% from $356.9 million recorded in the same period of the previous year. Net income per share on a diluted basis for the nine months ended September 30, 2011, was $2.72, up 21%, as compared to $2.25 for the same nine month period in 2010.
Financial Condition
Most major balance sheet categories at September 30, 2011 were relatively consistent with the December 31, 2010 balance sheet categories. Cash balances increased $4.8 million or 1% from December 31, 2010. Cash generated from operations was $497.4 million for the nine months ended September 30, 2011 and was used to fund $206.2 million in dividends. In addition, $63.9 million was invested in the Company via capital expenditures, $105.1 million was used for strategic acquisitions and $113.4 million was used to repurchase approximately 2.3 million shares of common stock under the Company’s share repurchase program.
Accounts receivable increased $166.6 million or 12% from December 31, 2010, which is due to the Company’s overall sales increase and acquisitions. Inventory increased $25.6 million or 1% compared to December 31, 2010, which primarily reflects the impact of acquisitions offset by the benefits of the Company’s inventory management initiatives. Goodwill and other intangible assets increased $68.4 million or 33% from December 31, 2010, due to four acquisitions in the nine month period ended September 30, 2011. Accounts payable increased $212.4 million or 15% from December 31, 2010. This change is due to increased inventory purchases related to the sales increase for the nine months ended September 30, 2011, as well as more favorable terms negotiated with our vendors and other payable initiatives. The Company’s debt is discussed below.
Liquidity and Capital Resources
Total debt, which matures in November 2011 and November 2013, is at fixed rates of interest and remains unchanged at $500 million as of September 30, 2011, compared to December 31, 2010. On May 27, 2011, the Company entered into an agreement which would fund notes maturing in November 2011 totaling $250 million. Upon funding, these notes will be due in 2016 and carry an interest rate of 3.35%, as compared to 6.23% for the notes maturing in November 2011.
The ratio of current assets to current liabilities was 2.1 to 1 at September 30, 2011, as compared to 2.2 to 1 at December 31, 2010.
The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including share repurchases, if any, for the foreseeable future. The Company maintains a $350 million unsecured revolving line of credit with a consortium of financial institutions, which matures in December 2012 and bears interest at LIBOR plus .30%. At September 30, 2011, no amounts were outstanding under the line of credit.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposure is the Canadian dollar, which is the functional currency of our Canadian operations. As previously noted under “Sales”, foreign currency exchange exposure, particularly in regard to the Canadian dollar and, to a lesser extent, the Mexican peso, positively impacted our results for the three and nine month periods ended September 30, 2011. There have been no other material changes in market risk from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
ISSUER PURCHASES OF EQUITY SECURITIES

	Total		Total Number of	Maximum Number of
	Number of		Shares Purchased	Shares That May Yet
	Shares	Average	as Part of Publicly	Be Purchased Under
	Purchased	Price Paid	Announced Plans	the Plans or
Period	(1)	Per Share	or Programs (2)	Programs
July 1, 2011 through July 31, 2011	82,177	$56.71	—	14,895,371
August 1, 2011 through August 31, 2011	988,079	$49.70	963,000	13,932,371
September 1, 2011 through September 30, 2011	229,815	$49.32	208,800	13,723,571
Totals	1,300,071	$50.08	1,171,800	13,723,571

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)	On August 21, 2006 and November 17, 2008, the Board of Directors authorized and announced the repurchase of 15 million shares and 15 million shares, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased, or the repurchase plan is terminated by action of the Board of Directors. All of the shares authorized in 2006 have now been repurchased and approximately 13.7 million shares authorized in 2008 remain to be repurchased by the Company. There were no other publicly announced repurchase plans as of September 30, 2011.

Item 6. Exhibits
(a)	The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 20, 2007)

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer — filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer — filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer — furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer — furnished herewith

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i)	the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2011 and 2010; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) the Notes to the Condensed Consolidated Financial Statements — submitted herewith pursuant to Rule 406T

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)
Date: November 7, 2011	/s/ Jerry W. Nix
Jerry W. Nix
Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)