Form 10-K
period 2011-12-31
GENUINE PARTS CO
filed 2012-02-27
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8,282,081,000 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2012
Common Stock, $1 par value per share	155,772,475 shares

Specifically identified portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2012 are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.	BUSINESS.

Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials through our four operating segments, each described in more detail below. In 2011, business was conducted throughout the United States, in Canada and in Mexico from approximately 1,900 locations. As of December 31, 2011, the Company employed approximately 29,800 persons.

As used in this report, the “Company” refers to Genuine Parts Company and its subsidiaries, except as otherwise indicated by the context; and the terms “automotive parts” and “industrial parts” refer to replacement parts in each respective category.

Financial Information about Segments.    For financial information regarding segments as well as our geographic areas of operation, refer to Note 11 of Notes to Consolidated Financial Statements beginning on page F-1.

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

In Part III of this Form 10-K, we incorporate certain information by reference to our proxy statement for our 2012 annual meeting of shareholders. We expect to file that proxy statement with the SEC on or about February 27, 2012, and we will make it available online at the same time at http://www.proxydocs.com/gpc. Please refer to the proxy statement for the information incorporated by reference into Part III of this From 10-K when it is available.

AUTOMOTIVE PARTS GROUP

The Automotive Parts Group, the largest division of the Company, distributes automotive parts and accessory items. The Company is the largest member, with approximately 95% ownership, of the National Automotive Parts Association (“NAPA”), a voluntary trade association formed in 1925 to provide nationwide distribution of automotive parts. In addition to over 435,000 available part numbers, the Company, in conjunction with NAPA, offers complete inventory, cataloging, marketing, training and other programs in the automotive aftermarket.

During 2011, the Company’s Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores (“auto parts stores” or “NAPA AUTO PARTS stores”) owned and operated in the United States by the Company; NAPA and Traction automotive parts distribution centers and auto parts stores in the United States and Canada owned and operated by the Company and NAPA Canada/UAP Inc. (“NAPA Canada/UAP”), a wholly-owned subsidiary of the Company; auto parts stores and distribution centers in the United States operated by corporations in which the Company owned either a noncontrolling or controlling interest; auto parts stores in Canada operated by corporations in which UAP owns a 50% interest; import automotive parts distribution centers in the United States owned by the Company and operated by its Altrom America division; import automotive parts distribution centers in Canada owned and operated by Altrom Canada Corporation (“Altrom Canada”), a wholly-owned subsidiary of the Company; distribution centers in the United States owned by Balkamp, Inc. (“Balkamp”), a wholly-owned subsidiary of the Company; distribution facilities in the United States owned by the Company and operated by its Rayloc division; and automotive parts distribution centers and automotive parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. (“Auto Todo”), a wholly-owned subsidiary of the Company.

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

Effective January 1, 2012, the Company purchased a 30% investment in the Exego Group (“Exego”) for approximately $150 million (US$) in cash. Exego, headquartered in Melbourne, Australia, is a leading aftermarket distributor of automotive parts and accessories in Australasia with annual revenues of approximately $1 billion (US$) and a company-owned store footprint of more than 430 locations across Australia and New Zealand. In accordance with the purchase agreement, the Company has the option to acquire the remaining 70% interest in Exego if Exego meets certain earnings thresholds, which the Company believes will occur within a two to three year timeframe; however, there can be no guarantee that such thresholds will be met or, if they are met, whether the Company would exercise its purchase option. As a 30% stakeholder, the Company’s return on its investment will be accounted for as noncontrolling investment income.

The Company’s NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, SUVs, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes replacement parts for small engines, farm equipment and heavy duty equipment. The Company’s inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company’s domestic automotive operations purchase from approximately 100 different suppliers, approximately 51% of 2011 automotive parts inventories were purchased from 10 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers, which have protected the Company from inventory obsolescence.

Distribution System.    In 2011, the Company operated 58 domestic NAPA automotive parts distribution centers located in 39 states and approximately 950 domestic company-owned NAPA AUTO PARTS stores located in 42 states. At December 31, 2011, the Company owned either a noncontrolling or controlling interest in four corporations, which operated approximately 47 auto parts stores in four states.

NAPA Canada/UAP, founded in 1926, is a Canadian leader in the distribution and marketing of replacement parts and accessories for automobiles and trucks. NAPA Canada/UAP employs approximately 3,500 people and operates a network of 12 distribution centers supplying approximately 596 NAPA stores and 97 Traction wholesalers. Traction is a supplier of parts to small and large fleet owners and operators and, together with NAPA stores, is a significant supplier to the mining and forestry industries. The NAPA stores and Traction wholesalers in Canada include approximately 184 company owned stores, 32 joint venture or progressive owners in which NAPA Canada/UAP owns a 50% interest and approximately 477 independently owned stores. NAPA and Traction operations supply bannered installers and independent installers in all provinces of Canada, as well as networks of service station and repair shops operating under the banners of national accounts. UAP is a licensee of the NAPA® name in Canada.

In Canada, Altrom Canada operates 15 import automotive parts distribution centers. In the United States, Altrom America operates two import automotive parts distribution centers.

In Mexico, Auto Todo owns and operates 11 distribution centers, four auto parts stores and four tire centers. Auto Todo is a licensee of the NAPA® name in Mexico.

The Company’s domestic distribution centers serve approximately 4,750 independently owned NAPA AUTO PARTS stores located throughout the United States. NAPA AUTO PARTS stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, these independent automotive parts stores account for approximately 66% of the Company’s total U.S. Automotive sales and 27% of the Company’s total sales, with no automotive parts store or group of automotive parts stores with individual or common ownership accounting for more than 0.25% of the total sales of the Company.

Products.    Distribution centers have access to over 435,000 different parts and related supply items. Each item is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers. Most orders are filled and shipped the same day as they are received. The majority of sales are paid from statements with varied terms and conditions. The Company does not manufacture any of the products it distributes. The majority of products are distributed under the NAPA® name, a mark licensed to the Company by NAPA, which is important to the sales and marketing of these products. Traction sales also include products distributed under the HD Plus name, a proprietary line of automotive parts for the heavy duty truck market.

Related Operations.    Balkamp, a wholly-owned subsidiary of the Company, distributes a wide variety of replacement parts and accessory items for passenger cars, heavy-duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the 58,000 products, which constitute the “Balkamp” line of products that are distributed to the members of NAPA. These products are categorized into over 250 different product groups purchased from approximately 600 domestic suppliers and 100 foreign manufacturers. Balkamp has two distribution centers located in Plainfield, Indiana, and West Jordan, Utah. In addition, Balkamp operates two redistribution centers that provide NAPA with over 1,000 SKUs of oils, chemicals and procurement items. BALKAMP®, a federally registered trademark, is important to the sales and marketing promotions of the Balkamp organization.

The Company, through its Rayloc division, operates four facilities where certain small automotive parts are distributed to the members of NAPA under the NAPA® brand name. Rayloc® is a mark licensed to the Company by NAPA.

The Company’s Heavy Vehicle Parts Group operates as TW Distribution, with one warehouse location in Atlanta, Georgia, which serves 23 Traction Heavy Duty parts stores in the United States, of which 15 are company-owned and eight are independently owned. This group distributes heavy vehicle parts through the NAPA system and direct to small fleet owners and operators.

Segment Data.    In the year ended December 31, 2011, sales from the Automotive Parts Group were approximately 49% of the Company’s net sales, as compared to 50% in 2010 and 52% in 2009. For additional segment information, see Note 11 of Notes to Consolidated Financial Statements beginning on page F-1.

Service to NAPA AUTO PARTS Stores.    The Company believes that the quality and the range of services provided to its automotive parts customers constitute a significant advantage for its automotive parts distribution system. Such services include fast and frequent delivery, parts cataloging (including the use of electronic NAPA AUTO PARTS catalogs) and stock adjustment through a continuing parts classification system which, as initiated by the Company from time to time, allows independent retailers (“jobbers”) to return certain merchandise on a scheduled basis. The Company offers its NAPA AUTO PARTS store customers various management aids, marketing aids and service on topics such as inventory control, cost analysis, accounting procedures, group insurance and retirement benefit plans, as well as marketing conferences and seminars, sales and advertising manuals and training programs. Point of sale/inventory management is available through TAMS® (Total Automotive Management Systems), a computer system designed and developed by the Company for the NAPA AUTO PARTS stores.

In association with NAPA, the Company has developed and refined an inventory classification system to determine optimum distribution center and auto parts store inventory levels for automotive parts stocking based on automotive registrations, usage rates, production statistics, technological advances and other similar factors. This system, which undergoes continuous analytical review, is an integral part of the Company’s inventory control procedures and comprises an important feature of the inventory management services that the Company makes available to its NAPA AUTO PARTS store customers. Over the last 20 years, losses to the Company from obsolescence have been insignificant and the Company attributes this to the successful operation of its classification system, which involves product return privileges with most of its suppliers.

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

NAPA.    The Company is a member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose members in 2011 operated 64 distribution centers located throughout the United States, 58 of which were owned and operated by the Company. NAPA develops marketing concepts and programs that may be used by its members. It is not involved in the chain of distribution.

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

In Canada, industrial parts are distributed by Motion Industries (Canada), Inc. (“Motion Canada”) and BC Bearing Engineers Limited. The Mexican market is served by Motion Mexico, S. de R.L. de C.V. (“Motion Mexico”). These organizations operate in the Company’s North American structure.

In January 2011, the Company acquired Dayton Supply & Tool and D.P. Brown, two U.S. distributors of industrial supplies and belting and power transmission parts and supplies, respectively. In July 2011, the Company acquired Tarrant Hydraulics, a U.S. distributor in the hydraulics and associated services business.

As of December 31, 2011, the Industrial Parts Group served more than 150,000 customers in all types of industries located throughout North America, including the food and beverage, forest products, primary metal, pulp and paper, mining, automotive, oil and gas, petrochemical and pharmaceutical industries; as well as strategically targeted specialty industries such as power generation, wastewater treatment facilities, wind power generation, solar power, government projects, pipelines, railroad, ports, and others. Motion services all manufacturing and processing industries with access to a database of 4.8 million parts. Additionally, Motion provides U.S. government agencies access to approximately 585,000 products and replacement parts through a Government Services Administration (GSA) schedule.

The Industrial Parts Group provides customers with supply chain efficiencies achieved through inventory management and logistical solutions coupled with Motion’s vast product knowledge and system capabilities. The

Company meets the MRO demand of a large and fragmented market with high levels of service in the areas of asset management, inventory and logistics management, product application and utilization management processes. A highly developed supply chain with vendor partnerships and customer connectivity are enhanced by Motion’s leading e-business capabilities, such as MiSupplierConnect, which provides integration between the Company’s information technology network and suppliers’ systems, creating numerous benefits for both the supplier and customer.

Distribution System.    In North America, the Industrial Parts Group operated 473 branches, 10 distribution centers and 53 service centers as of December 31, 2011. The distribution centers stock and distribute more than 109,000 different items purchased from more than 900 different suppliers. The service centers provide hydraulic, hose and mechanical repairs for customers. Approximately 32% of 2011 total industrial product purchases were made from 10 major suppliers. Sales are generated from the Industrial Parts Group’s branches located in 47 states, Puerto Rico, nine provinces in Canada, and Mexico. Each branch has warehouse facilities that stock significant amounts of inventory representative of the products used by customers in the respective market area served.

Products.    The Industrial Parts Group distributes a wide variety of parts and products to its customers, primarily industrial concerns. Products include such items as hoses, belts, bearings, pulleys, pumps, valves, chains, gears, sprockets, speed reducers, electric motors, and industrial supplies. In recent years, Motion expanded its offering to include systems and automation products in response to the increasing sophistication of motion control and process automation for full systems integration of plant equipment. Manufacturing trends and government policies have led to opportunities in the “green” and energy-efficient product markets, focusing on product offerings such as energy-efficient motors and drives, recyclable and environmentally friendly parts and supplies. The nature of this group’s business demands the maintenance of adequate inventories and the ability to promptly meet demanding delivery requirements. Virtually all of the products distributed are installed by the customer or used in plant and facility maintenance activities. Most orders are filled immediately from existing stock and deliveries are normally made within 24 hours of receipt of order. The majority of all sales are on open account. Motion has ongoing purchase agreements with existing customers that represent approximately 38% of the annual sales volume.

Supply Agreements.    Non-exclusive distributor agreements are in effect with most of the Industrial Parts Group’s suppliers. The terms of these agreements vary; however, it has been the experience of the Industrial Parts Group that the custom of the trade is to treat such agreements as continuing until breached by one party or until terminated by mutual consent. Motion has return privileges with most of its suppliers, which has protected the Company from inventory obsolescence.

Segment Data.    In the year ended December 31, 2011, sales from the Company’s Industrial Parts Group approximated 33% of the Company’s net sales, as compared to 31% in 2010 and 29% in 2009. For additional segment information, see Note 11 of Notes to Consolidated Financial Statements beginning on page F-1.

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

Distribution System.    The Office Products Group distributes more than 50,000 items to over 4,000 business product resellers throughout the United States and Canada from a network of 42 distribution centers. In 2011, the Company relocated its Dallas operation to a highly automated, state of the art facility and it completed energy conservation projects to create better lighting and lower energy requirements in 10 distribution centers. This group’s network of strategically located distribution centers provides overnight delivery of the Company’s comprehensive product offering. Approximately 50% of the Company’s 2011 total office products purchases were made from 10 major suppliers.

The Office Products Group sells strictly to resellers of office products. These resellers include independently owned office product dealers, national office product superstores and mass merchants, large contract stationers, mail order companies, Internet resellers and college bookstores. Resellers are offered comprehensive marketing programs, which include print and electronic catalogs and flyers, electronic content for reseller websites, and education and training resources. In addition, market analytics programs are made available to qualified resellers.

Products.    The Office Products Group distributes computer supplies including storage media, printer supplies and computer accessories; office furniture including desks, credenzas, chairs, chair mats, partitions, file cabinets and computer furniture; office machines including telephones, answering machines, calculators, fax machines, multi-function copiers, printers, digital cameras, televisions, laminators and shredders; general office supplies including desk accessories, business forms, accounting supplies, binders, filing supplies, report covers, writing instruments, envelopes, note pads, copy paper, mailroom supplies, drafting supplies and audiovisual supplies; school supplies including bulletin boards, teaching aids and art supplies; healthcare products including exam room supplies and accessories; janitorial supplies including cleaning supplies, paper towels and trash can liners and safety supplies; and breakroom supplies including napkins, utensils, snacks and beverages. S. P. Richards has return privileges with most of its suppliers, which have protected the Company from inventory obsolescence.

While the Company’s inventory includes products from nearly 600 of the industry’s leading manufacturers worldwide, S. P. Richards also markets products under its eight proprietary brands. These brands include: SparcoTM, an economical line of office supply basics; Compucessory®, a line of computer accessories; LorellTM, a line of office furniture; NatureSaver®, an offering of recycled products; Elite Image®, a line of new and remanufactured toner cartridges, premium papers and labels; IntegraTM, a line of writing instruments; Genuine Joe®, a line of cleaning and breakroom products; and Business Source®, a line of basic office supplies available only to independent resellers. Through the Company’s FurnitureAdvantageTM program, S. P. Richards provides resellers with an additional 7,000 furniture items made available to consumers in 7 to 10 business days. The Company also offers PrintSmartTM, a fully featured managed print solution allowing resellers to serve the changing needs of the print environment.

Segment Data.    In the year ended December 31, 2011, sales from the Company’s Office Products Group approximated 14% of the Company’s net sales, as compared to 15% in 2010 and 16% in 2009. For additional segment information, see Note 11 of Notes to Consolidated Financial Statements beginning on page F-1.

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

ELECTRICAL/ELECTRONIC MATERIALS GROUP

The Electrical/Electronic Materials Group was formed on July 1, 1998 through the acquisition of EIS, Inc. (“EIS”), a wholly-owned subsidiary of the Company headquartered in Atlanta, Georgia. This Group distributes materials to more than 20,000 electrical and electronic manufacturers in North America. With 39 branch locations in the United States, Puerto Rico, the Dominican Republic, Mexico and Canada, this Group distributes over 100,000 items including wire and cable, insulating and conductive materials, assembly tools and test equipment. EIS also has three manufacturing facilities that provide custom fabricated parts.

In August 2011, the Company acquired Cobra Wire and Cable, Inc., a specialty wire and cable distributor with three U.S. locations.

Distribution System.    The Electrical/Electronic Materials Group provides distribution services to OEM’s, motor repair shops, specialty wire and cable users and a broad variety of industrial assembly markets. EIS actively utilizes its e-commerce Internet site to present its products to customers while allowing these on-line visitors to conveniently purchase from a large product assortment.

Electrical and electronic products are distributed from warehouse locations in major user markets throughout the United States, as well as in Mexico and Canada. EIS has return privileges with some of its suppliers, which have protected the Company from inventory obsolescence.

Products.    The Electrical/Electronic Materials Group distributes a wide variety of products to customers from over 350 vendors. These products include custom fabricated flexible materials that are used as components within a customer’s manufactured finished product in a variety of market segments. Among the products distributed and fabricated are such items as magnet wire, conductive materials, electrical wire and cable, insulating and shielding materials, assembly tools, test equipment, adhesives and chemicals, pressure sensitive tapes, solder, anti-static products and thermal management products. To meet the prompt delivery demands of its customers, this Group maintains large inventories. The majority of sales are on open account. Approximately 45% of 2011 total Electrical/Electronic Materials Group purchases were made from 10 major suppliers.

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

Segment Data.    In the years ended December 31, 2011 and 2010, sales from the Company’s Electrical/Electronic Materials Group approximated 4% of the Company’s net sales, as compared to 3% in 2009. For additional segment information, see Note 11 of Notes to Consolidated Financial Statements beginning on page F-1.

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

FORWARD-LOOKING STATEMENTS

Some statements in this report, as well as in other materials we file with the SEC or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-

looking statements may relate, for example, to future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated in our forward-looking statements as a result of various important factors. Such factors include, but are not limited to, those discussed below.

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

•	gas prices, as increases in gas prices may deter consumers from using their vehicles;

•	changes in travel patterns, which may cause consumers to rely more on other transportation;

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

•

changes in manufacturing reflected in the level of the Institute for Supply Management’s Purchasing Managers Index, as an index reading of 50 or more implies an expanding manufacturing economy, while a reading below 50 implies a contracting manufacturing economy;

•	the consolidation of certain of our manufacturing customers and the trend of manufacturing operations being moved overseas; and

•	the economy in general, which in declining conditions may cause reduced demand for industrial output.

With respect to our office products group, the primary factors are:

•	the level of unemployment, especially as it relates to white collar and service jobs, as this impacts the need for business products; and

•	the economy in general, which in declining conditions may cause reduced demand for office products consumption.

With respect to our electrical/electronic materials group, the primary factors are:

•

changes in manufacturing reflected in the level of the Institute for Supply Management’s Purchasing Managers Index, as an index reading of 50 or more implies an expanding manufacturing economy, while a reading below 50 implies a contracting manufacturing economy; and

•	the economy in general, which in declining conditions may cause reduced demand for industrial output.

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

As a distributor of automotive parts, industrial parts, office products and electrical/electronic materials, our business depends on developing and maintaining close and productive relationships with our vendors. We depend on our vendors to sell us quality products at favorable prices. Many factors outside our control, including, without limitation, raw material shortages, inadequate manufacturing capacity, labor disputes, transportation disruptions or weather conditions, could adversely affect our vendors’ ability to deliver to us quality merchandise at favorable prices in a timely manner. Furthermore, financial or operational difficulties with a particular vendor could cause that vendor to increase the cost of the products or decrease the quality of the products we purchase from it. Vendor consolidation could also limit the number of suppliers from which we may purchase products and could materially affect the prices we pay for these products. In our automotive business, the number of vendors could decrease considerably, and the prices charged to us by the remaining vendors could increase, to the extent that vehicle production slows due to a decline in consumer spending and, possibly, the failure of one or more of the large automobile manufacturers. We would suffer an adverse impact if our vendors limit or cancel the return privileges that currently protect us from inventory obsolescence.

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

Successful implementation of these initiatives also depends on factors specific to the automotive parts industry and the other industries in which we operate and numerous other factors that may be beyond our control. In addition to the other risk factors contained in this “Item 1A. Risk Factors”, adverse changes in the following factors could undermine our business initiatives and have a material adverse affect on our business, financial condition, results of operations and cash flows:

•	the competitive environment in our end markets may force us to reduce prices below our desired pricing level or to increase promotional spending;

•	our ability to anticipate changes in consumer preferences and to meet customers’ needs for our products in a timely manner;

•	our ability to successfully enter new markets;

•	our ability to effectively manage our costs;

•	our ability to continue to grow through acquisitions and successfully integrate acquired businesses in our existing operations; and

•	the economy in general.

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

The Company’s headquarters and Automotive Parts Group headquarters are located in two office buildings owned by the Company in Atlanta, Georgia.

The Company’s Automotive Parts Group currently operates 58 NAPA Distribution Centers in the United States distributed among eight geographic divisions. Approximately 90% of the distribution center properties are owned by the Company. At December 31, 2011, the Company operated approximately 950 NAPA AUTO PARTS stores located in 42 states, and the Company owned either a noncontrolling or controlling interest in 47 additional auto parts stores in four states. Other than NAPA AUTO PARTS stores located within Company owned distribution centers, the majority of the automotive parts stores in which the Company has an ownership interest were operated in leased facilities. In addition, NAPA Canada/UAP operates 12 distribution centers and approximately 184 automotive parts and Traction stores in Canada, and Auto Todo operates eleven distribution centers and eight stores and tire centers in Mexico. These operations are conducted in leased facilities.

The Company’s Automotive Parts Group also operates four Balkamp distribution/redistribution centers, four Rayloc distribution facilities and two transfer and shipping facilities. Nearly all of the Balkamp and Rayloc operations are conducted in facilities owned by the Company. Altrom Canada operates 15 import parts distribution centers and Altrom America operates two import parts distribution centers. The Heavy Vehicle Parts Group operates one TW distribution center, which serves 23 Traction stores of which 15 are company owned and located in the U.S. These operations are conducted in leased facilities.

The Company’s Industrial Parts Group, operating through Motion and Motion Canada, operates ten distribution centers, 53 service centers and 473 branches. Approximately 90% of these branches are operated in leased facilities.

The Company’s Office Products Group operates 37 facilities in the United States and five facilities in Canada distributed among the Group’s five geographic divisions. Approximately 75% of these facilities are operated in leased buildings.

The Company’s Electrical/Electronic Materials Group operates in 36 locations in the United States, one location in Puerto Rico, one location in the Dominican Republic, three locations in Mexico and one location in Canada. All of this Group’s 42 facilities are operated in leased buildings except one facility, which is owned.

We believe that our facilities on the whole are in good condition, are adequately insured, are fully utilized and are suitable and adequate for the conduct of our current operations.

For additional information regarding rental expense on leased properties, see Note 4 of Notes to Consolidated Financial Statements beginning on page F-1.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is subject to various legal and governmental proceedings, many involving routine litigation incidental to the businesses, including approximately 2,100 product liability lawsuits resulting from its national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts distributed by the Company. While litigation of any type contains an element of uncertainty, the Company believes that its defense and ultimate resolution of pending and reasonably anticipated claims will continue to occur within the ordinary course of the Company’s business and that resolution of these claims will not have a material effect on the Company’s business, results of operations or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information Regarding Common Stock

The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol “GPC”. The following table sets forth the high and low sales prices for the common stock per quarter as reported on the New York Stock Exchange and dividends per share of common stock paid during the last two fiscal years:

	Sales Price of Common Shares
	2011		2010
	High	Low	High	Low
Quarter
First	$55.70	$49.86	$43.63	$36.94
Second	55.99	49.74	45.42	38.00
Third	57.66	46.10	45.32	38.81
Fourth	62.21	48.53	51.61	44.13

	Dividends Declared per Share
	2011	2010
Quarter
First	$0.45	$0.41
Second	0.45	0.41
Third	0.45	0.41
Fourth	0.45	0.41

Stock Performance Graph

Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return on the Company’s Common Stock against the cumulative total shareholder return of the Standard and Poor’s 500 Stock Index and a peer group composite index structured by the Company as set forth below for the five year period that commenced December 31, 2006 and ended December 31, 2011. This graph assumes that $100 was invested on December 31, 2006 in Genuine Parts Company Common Stock, the S&P 500 Stock Index (the Company is a member of the S&P 500, and its cumulative total shareholder return went into calculating the S&P 500 results set forth in the graph) and the peer group composite index as set forth below and assumes reinvestment of all dividends.

Comparison of five year cumulative total shareholder return

Genuine Parts Company, S&P 500 Index and peer group composite index

Cumulative Total Shareholder Return $ at Fiscal Year End	2006	2007	2008	2009	2010	2011
Genuine Parts Company	100.00	100.59	85.47	89.90	126.34	155.73
S&P 500	100.00	105.49	66.46	84.04	96.70	98.74
Peer Index	100.00	116.22	66.39	94.66	137.31	131.82

In constructing the peer group composite index (“Peer Index”) for use in the stock performance graph above, the Company used the shareholder returns of various publicly held companies (weighted in accordance with each company’s stock market capitalization at December 31, 2006 and including reinvestment of dividends) that compete with the Company in three industry segments: automotive parts, industrial parts and office products (each group of companies included in the Peer Index as competing with the Company in a separate industry segment is hereinafter referred to as a “Peer Group”). Included in the automotive parts Peer Group are those companies making up the Dow Jones U.S. Auto Parts Index (the Company is a member of such industry group, and its individual shareholder return was included when calculating the Peer Index results set forth in the performance graph). Included in the industrial parts Peer Group are Applied Industrial Technologies, Inc. and Kaman Corporation and included in the office products Peer Group is United Stationers Inc. The Peer Index does not break out a separate electrical/electronic peer group due to the fact that there is currently no true market comparative to EIS. The electrical/electronic component of sales is redistributed to the Company’s other segments on a pro rata basis to calculate the final Peer Index.

In determining the Peer Index, each Peer Group was weighted to reflect the Company’s annual net sales in each industry segment. Each industry segment of the Company comprised the following percentages of the Company’s net sales for the fiscal years shown:

Industry Segment	2006	2007	2008	2009	2010	2011
Automotive Parts	49%	49%	48%	52%	50%	49%
Industrial Parts	30%	31%	32%	29%	31%	33%
Office Products	17%	16%	16%	16%	15%	14%
Electrical/Electronic Materials	4%	4%	4%	3%	4%	4%

Holders

As of December 31, 2011, there were 5,324 holders of record of the Company’s common stock. The number of holders of record does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Sales of Unregistered Securities

All of our sales of securities in 2011 were registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table provides information about the purchases of shares of the Company’s common stock during the three month period ended December 31, 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2011 through October 31, 2011	402,713	$53.97	174,890	13,548,681
November 1, 2011 through November 30, 2011	61,812	$58.22	-0-	13,548,681
December 1, 2011 through December 31, 2011	131,073	$59.60	519	13,548,162
Totals	595,598	$55.65	175,409	13,548,162

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)	On November 17, 2008, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 13.5 million shares authorized in the 2008 plan remain available to be repurchased by the Company. There were no other publicly announced plans as of December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth certain selected historical financial and operating data of the Company as of the dates and for the periods indicated. The following selected financial data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other financial information beginning on page F-1, as well as in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Year Ended December 31,	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Net sales	$12,458,877	$11,207,589	$10,057,512	$11,015,263	$10,843,195
Cost of goods sold	8,852,837	7,954,645	7,047,750	7,742,773	7,625,972
Operating and non-operating expenses, net	2,715,234	2,491,161	2,365,597	2,504,022	2,400,478
Income before taxes	890,806	761,783	644,165	768,468	816,745
Income taxes	325,690	286,272	244,590	293,051	310,406
Net income	$565,116	$475,511	$399,575	$475,417	$506,339
Weighted average common shares outstanding during year — assuming dilution	157,660	158,461	159,707	162,986	170,135
Per common share:
Diluted net income	$3.58	$3.00	$2.50	$2.92	$2.98
Dividends declared	1.80	1.64	1.60	1.56	1.46
December 31 closing stock price	61.20	51.34	37.96	37.86	46.30
Long-term debt, less current maturities	500,000	250,000	500,000	500,000	250,000
Total equity	2,792,819	2,802,714	2,629,372	2,393,378	2,782,946
Total assets	$5,879,591	$5,465,044	$5,004,689	$4,786,350	$4,774,069

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Genuine Parts Company is a service organization engaged in the distribution of automotive parts, industrial parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. In 2011, the Company conducted business throughout the United States, Canada, Mexico and Puerto Rico from approximately 1,900 locations.

We recorded consolidated net sales of $12.5 billion for the year ended December 31, 2011, an increase of 11% compared to $11.2 billion in 2010. Consolidated net income for the year ended December 31, 2011 was $565 million, up 19% from $476 million in 2010. The favorable market conditions in the industries that we serve combined with our internal growth initiatives drove the Company’s strong performance in 2011.

The 11% sales growth in 2011 follows an 11% increase in revenues in 2010 and a 9% decrease in revenues in 2009. Our 19% increase in net income follows a 19% increase and 16% decrease in net income in 2010 and 2009, respectively. Throughout this three year period, the Company has implemented a variety of initiatives in each of its four business segments to grow sales and earnings, including the introduction of new and expanded product lines, geographic expansion (including acquisitions), sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives. The recovering economy served to further support the benefits of our internal growth initiatives in 2011 and 2010. In 2009, however, the effects of the economic slowdown, which we began to experience in the final quarter of 2008, adversely impacted the benefit of these initiatives.

With regard to the December 31, 2011 consolidated balance sheet, the Company’s cash balance of $525 million was consistent with cash of $530 million at December 31, 2010. The Company’s strong cash position was supported by the increase in net income and ongoing working capital management in 2011. Accounts receivable increased by approximately 7%, relatively in-line with our sales increase in the fourth quarter of the year and inventory was up by less than 2%, including acquisitions. Accounts payable increased $66 million or 5% from the prior year. The Company has increased this line item over the last several years due primarily to the combination of increased purchases, improved payment terms with certain suppliers and other ongoing payables initiatives. Total debt outstanding at December 31, 2011 was unchanged from $500 million at December 31, 2010.

RESULTS OF OPERATIONS

Our results of operations are summarized below for the three years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	(In thousands except per share data)
Net Sales	$12,458,877	$11,207,589	$10,057,512
Gross Profit	3,606,040	3,252,944	3,009,762
Net Income	565,116	475,511	399,575
Diluted Earnings Per Share	3.58	3.00	2.50

Net Sales

Consolidated net sales for the year ended December 31, 2011 totaled $12.5 billion, an 11% increase from 2010 driven by sales growth in all four of our business segments for the second consecutive year. The Industrial and Electrical business segments experienced the greatest percentage increases for the year, as the manufacturing sector of the economy held steady and strong in 2011. These businesses also benefited from acquisitions in 2011. Sales for the Automotive business segment also continued their positive trend in 2011, primarily due to the benefits of well executed internal initiatives and the overall solid fundamentals in the automotive aftermarket. Cumulatively, prices in 2011 were up approximately 3% in the Automotive segment, up approximately 4% in the Industrial segment, up approximately 5% in the Electrical segment and up approximately 2% in the Office segment.

Consolidated net sales for the year ended December 31, 2010 totaled $11.2 billion, an 11% increase from 2009. All four of our business segments showed sales growth for the year. The Industrial and Electrical business segments had the greatest percentage increases for 2010, as the manufacturing sector of the economy was much stronger in 2010 relative to 2009. These businesses also benefited from acquisitions in 2010. Sales for the Automotive business segment were much improved in 2010 as well, primarily due to the benefits of well executed internal initiatives and the overall improvement in the economy. Cumulatively, prices in 2010 were up approximately 1% in the Automotive segment, up approximately 3% in the Industrial segment, up approximately 4% in the Electrical segment and approximately flat in the Office segment.

Automotive Group

Net sales for the Automotive Group (“Automotive”) were $6.1 billion in 2011, an increase of 8% from 2010. Sales improved in 2011 due to the successful execution of our sales initiatives and the ongoing solid fundamentals in the automotive aftermarket, including the overall aging of the vehicle populations. The positive fundamentals serve to drive increased demand for automotive aftermarket maintenance and supply items. Automotive revenues were up 9% in the first, second and third quarters, and were up 6% in the fourth quarter. Other factors impacting our Automotive sales for the year include the effect of currency associated with our Canadian and Mexican businesses, which positively impacted sales by approximately 1%.

Net sales for Automotive were $5.6 billion in 2010, an increase of 7% from 2009. Sales improved in 2010 due to the successful execution of our sales initiatives and the stronger economy, which drove increased demand for automotive maintenance and supply items. Automotive revenues were up 6% in the first quarter, followed by 7% increases in the second and third quarters, and a 9% increase in the fourth quarter. Other factors impacting our Automotive sales for the year include the effect of currency, which positively impacted sales by approximately 2%.

Industrial Group

Net sales for Motion Industries, our Industrial Group (“Industrial”), were $4.2 billion in 2011, an increase of 19% compared to 2010. Several factors contributed to the sales increase for this group, including the positive impact of their internal sales initiatives and the continued strength in the manufacturing sector of the economy served by Industrial. This was evidenced by the reported growth in the manufacturing industrial production and capacity utilization indices, which this group tends to track. Also in 2011, sales were positively impacted by acquisitions, which accounted for approximately 3% of Industrial’s sales growth for the year, and the effect of currency associated with our Canadian business, which positively impacted sales by less than 1%. As a result of these several factors, Industrial revenues were up 24% in the first quarter of 2011, up 19% in the second quarter, then up 18% and 13% in the third and fourth quarters, respectively.

Net sales for Industrial were $3.5 billion in 2010, an increase of 22% compared to 2009. The positive impact of their internal sales initiatives and the strong rebound in the manufacturing sector of the economy served by Industrial contributed to the sales increase for this group. This was evidenced by the ongoing improvement in the manufacturing industrial production and capacity utilization indices. Also in 2010, sales were positively impacted by acquisitions, which accounted for approximately 5% of Industrial’s sales growth for the year. As a result of these several factors, Industrial revenues were up 9% in the first quarter of 2010, up 26% in the second quarter, then up 29% and 24% in the third and fourth quarters, respectively.

Office Group

Net sales for S. P. Richards, our Office Products Group (“Office”), were $1.7 billion in 2011, up 3% from 2010. Office revenues began to stabilize in 2010 relative to prior year trends, and this group was able to make further progress in 2011. We were pleased to report growth for this business, despite the ongoing difficult environment for the office products industry, which we attribute to the generally slow recovery of white collar employment levels in the U.S. Sales increased approximately 5%, 4% and 3% in the first, second and third quarters, respectively, and were down 1% in the fourth quarter of 2011.

Net sales for Office were $1.6 billion in 2010, up slightly compared to the prior year. Office revenues stabilized in 2010, although the office products industry continued to experience soft market conditions throughout the year as a result of reduced business spending and the ongoing impact of elevated unemployment levels. Sales decreased approximately 1% in the first and second quarters, were flat in the third quarter and were up by 3% in the fourth quarter of 2010. The fourth quarter increase was significant, as the industry-wide slowdown in office products consumption had pressured this group for several years and the fourth quarter of 2010 marked the first positive sales comparison for Office since the second quarter of 2007.

Electrical Group

Net sales for EIS, our Electrical and Electronic Group (“Electrical”), increased to $558 million in 2011, up 24% from 2010. Our sales initiatives and the continued manufacturing expansion during the year, as measured by the Institute for Supply Management’s Purchasing Managers Index, were the primary sales drivers in 2011. In addition, acquisitions in 2011 contributed approximately 11% to Electrical’s sales growth, and the effect of copper pricing had a 3% positive sales impact for the year. Electrical sales increased by 39% in the first quarter, and this was followed by increases of 28% in the second quarter, 22% in the third quarter and 10% in the fourth quarter.

Net sales for Electrical increased to $450 million in 2010, up 30% from 2009. Electrical sales increased by 16% in the first quarter, 32% in the second quarter, 31% in the third quarter and 40% in the fourth quarter. The revenue growth in 2010 was driven by our sales initiatives, which were strongly supported by manufacturing expansion during the year, as measured by the Institute for Supply Management’s Purchasing Managers Index. In addition, acquisitions in 2010 contributed approximately 9% to Electrical’s sales growth for the year.

Cost of Goods Sold

Cost of goods sold was $8.9 billion, $8.0 billion and $7.0 billion in 2011, 2010 and 2009, respectively. The 11% increase in cost of goods sold from 2010 to 2011 is directly related to the sales increase for the same period. Cost of goods sold represented 71.1% of net sales in 2011, 71.0 % of net sales in 2010 and 70.1% of net sales in 2009. The increase in cost of goods sold as a percent of net sales for 2011 and 2010 relative to 2009 reflects the impact of certain pricing adjustments implemented in Automotive as well as ongoing competitive pricing pressures in Industrial and Office. These factors more than offset our gross margin initiatives to enhance our pricing strategies, promote and sell higher margin products and minimize material acquisition costs, hence the lower gross margin levels over the last two years.

In 2011, all four of our business segments experienced vendor price increases for the second consecutive year, although, in 2010, the Automotive and Office increases were relatively immaterial. In 2009, our Office and Electrical business segments experienced vendor price increases, while Industrial was flat and Automotive pricing was down for the year. In any year where we experience price increases, we are able to work with our customers to pass most of these along to them.

Operating Expenses

Selling, administrative and other expenses (“SG&A”) increased by $228 million or 10% to $2.6 billion in 2011, representing 20.8% of net sales and down from 21.1% of net sales in 2010. SG&A expenses as a percentage of net sales improved from the prior year due primarily to the benefit of greater expense leverage associated with the second consecutive 11% sales increase. In addition, management’s ongoing cost control measures in areas such as personnel, freight, fleet and logistics have served to further improve the Company’s cost structure. After reducing the size of its workforce by approximately 12% during 2008 and 2009, the Company has only added back approximately 2% of that over the two year period of 2011 and 2010 (including acquisitions). Our management teams remain focused on properly managing the Company’s expenses and continuing to assess the appropriate cost structure in our businesses. Depreciation and amortization expense in 2011 was $89 million, relatively in-line with 2010. The provision for doubtful accounts was $13 million in 2011, up nearly $3 million or 25% from $11 million in 2010. The increase in bad debt expense is primarily a function of the increase in sales for the year and not due to collections issues. We believe the Company is adequately reserved for bad debts at December 31, 2011.

SG&A increased by $147 million or 7% to $2.4 billion in 2010, representing 21.1% of net sales and down from 22.1% of net sales in 2009. SG&A expenses as a percentage of net sales improved from the prior year due primarily to the benefit of greater expense leverage associated with the 11% sales increase for the year. In addition, management’s ongoing cost control measures in areas such as personnel, freight, fleet and logistics have served to further improve the Company’s cost structure. After reducing the size of its workforce by approximately 12% during 2008 and 2009, the Company added back only 1% of that in 2010 (including acquisitions). In total, of the estimated $70 million cost savings in 2009, the Company estimates that it added back approximately $20 million in costs in 2010, primarily associated with the increase in sales and earnings. Depreciation and amortization expense in 2010 was $89 million, down slightly from 2009. The provision for doubtful accounts was $11 million in 2010, down 61% from $28 million in 2009. The decrease in bad debt expense reflects a much improved collections environment in 2010 relative to the prior year.

Total share-based compensation expense for the years ended December 31, 2011, 2010 and 2009 was $7.5 million, $7.0 million, and $8.6 million, respectively. Refer to Note 5 of the Consolidated Financial Statements for further information regarding share-based compensation.

Non-Operating Expenses and Income

Non-operating expenses consist primarily of interest. Interest expense was $27 million in 2011 and $28 million in 2010 and 2009. The $1 million decrease in interest expense relative to 2010 and 2009 is the result of an improved interest rate on certain long-term debt, effective November 2011.

In “Other”, interest income net of noncontrolling interests has increased in each of the last two years due primarily to our improved cash position and the elimination of certain noncontrolling interests in 2009.

Income Before Income Taxes

Income before income taxes was $891 million in 2011, an increase of 17% from $762 million in 2010. As a percentage of net sales, income before income taxes was 7.1% in 2011, reflecting an increase from 6.8% in 2010. In 2010, income before income taxes of $762 million was up 18% from $644 million in 2009 and as a percentage of net sales was 6.8%, an increase from 6.4% in 2009.

Automotive Group

Automotive income before income taxes as a percentage of net sales, which we refer to as operating margin, increased to 7.7% in 2011 from 7.5% in 2010. The improvement in operating margin for 2011 is attributed to the benefit of greater expense leverage associated with Automotive’s 8% sales increase for the year. Automotive’s initiatives to grow sales and control costs are intended to further improve its operating margin in the years ahead.

Automotive’s operating margin increased to 7.5% in 2010 from 7.4% in 2009. The improvement in operating margin for 2010 is attributed to the benefit of greater expense leverage associated with Automotive’s 7% sales increase for the year.

Industrial Group

Industrial’s operating margin increased to 8.1% in 2011 from 7.3% in 2010. The increase in operating margin in 2011 is due to the combination of greater expense leverage associated with a 19% sales increase, Industrial’s second straight year of strong double-digit sales growth, the ongoing benefits of recent cost savings and increased volume incentives. Industrial will continue to focus on its sales initiatives and cost controls to further improve its operating margin in the years ahead.

Industrial’s operating margin increased to 7.3% in 2010 from 5.6% in 2009. The increase in operating margin in 2010 was due to the combination of greater expense leverage associated with a 22% sales increase, cost savings and increased volume incentives.

Office Group

Office’s operating margin decreased slightly to 7.9% in 2011 from 8.0% in 2010. The decrease in operating margin in 2011 primarily reflects the continued pressures on gross margin in this industry, due to the slower pace of the economic recovery and office employment. These pressures were partially offset by the positive impact of Office’s cost savings initiatives.

Office’s operating margin increased to 8.0% in 2010 from 7.7% in 2009 and reflects the positive impact of our cost savings initiatives combined with the benefit of higher volume incentives from suppliers. The increase in incentives was due to our fourth quarter sales growth and related increase in purchase volumes, which allowed us to achieve higher program growth tiers with suppliers.

Electrical Group

Electrical’s operating margin increased to 7.3% in 2011 from 6.9% in 2010. The increase in operating margin in 2011 is due to the combination of greater expense leverage associated with a 24% sales increase, its second straight year of strong double-digit sales growth, and the ongoing benefits of effective cost controls. The improvement from these areas was partially offset by the increase in copper prices during the year. Electrical will continue to focus on its sales initiatives and cost controls to further improve its operating margin in the years ahead.

Electrical’s operating margin decreased to 6.9% in 2010 from 7.3% in 2009. The decrease in operating margin was mainly due to escalating copper prices during the year, which generally do not affect profit dollars, but negatively impact margins as copper is generally billed to customers at cost. The margin pressures associated with this industry standard pricing practice for copper more than offset the benefits of a stronger manufacturing sector in 2010 and greater expense leverage associated with a 30% sales increase.

Income Taxes

The effective income tax rate of 36.6% in 2011 was down from 37.6% in 2010. The decrease from 2010 is primarily attributable to a favorable adjustment recorded in the first quarter of 2011 associated with the expiration of the statute of limitations related to certain international taxes. The income tax rate decreased to 37.6% in 2010 from 38.0% in 2009. The decrease from 2009 is attributable to favorable foreign income taxes for the year.

Net Income

Net income was $565 million in 2011, an increase of 19% from $476 million in 2010. On a per share diluted basis, net income was $3.58 in 2011 compared to $3.00 in 2010, up 19%. Net income in 2011 was 4.5% of net sales compared to 4.2% of net sales in 2010.

Net income was $476 million in 2010, an increase of 19% from $400 million in 2009. On a per share diluted basis, net income was $3.00 in 2010 compared to $2.50 in 2009, up 20%. Net income in 2010 was 4.2% of net sales compared to 4.0% of net sales in 2009.

FINANCIAL CONDITION

Our cash balance of $525 million at December 31, 2011 was relatively consistent with our cash balance at December 31, 2010, supported by the increase in net income in 2011 and ongoing working capital management. The Company’s accounts receivable balance at December 31, 2011 increased by approximately 7% from the prior year, which reflects the Company’s 7% sales increase for the fourth quarter of 2011. Inventory at December 31, 2011 was up by less than 2% from December 31, 2010, which is well below the Company’s increase in sales and primarily attributable to acquisitions. Accounts payable increased $66 million or approximately 5% from December 31, 2010 due primarily to increased inventory purchases related to the Company’s sales increase. Goodwill and other intangible assets increased by $70 million or 34% from December 31, 2010 due to the Company’s acquisitions during the year. The change in our December 31, 2011 balances for deferred taxes, up $94 million or 59%, as well as pension and other post-retirement benefits liabilities, up $235 million or approximately 91% from December 31, 2010, is primarily due to a change in funded status of the Company’s pension and other post-retirement plans in 2011, net of $58 million in pension contributions during the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of capital consist primarily of cash flows from operations, supplemented as necessary by private issuances of debt and bank borrowings. We have $500 million of total debt outstanding at December 31, 2011, of which $250 million matures in November 2013 and $250 million matures in November 2016. In addition, the Company has available a $350 million unsecured revolving line of credit. No amounts were outstanding under the line of credit at December 31, 2011 and 2010. The capital and credit markets were volatile over the last few years, although these conditions did not materially impact our access to these markets. Currently, we believe that our cash on hand and available short-term and long-term sources of capital are sufficient to fund the Company’s operations, including working capital requirements, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, income tax obligations, dividends, share repurchases and contemplated acquisitions.

The ratio of current assets to current liabilities was 2.5 to 1 at December 31, 2011, and this compares to 2.2 to 1 at December 31, 2010. Before consideration of current debt outstanding at December 21, 2010, the ratio of current assets to current liabilities was 2.6 to 1. Our liquidity position remains solid. The Company’s $500 million in total debt outstanding at December 31, 2011 is unchanged from 2010.

Sources and Uses of Net Cash

A summary of the Company’s consolidated statements of cash flows is as follows:

	Year Ended December 31,			Percent Change
Net Cash Provided by (Used in):	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In thousands)
Operating Activities	$624,927	$678,663	$845,298	(8)%	(20)%
Investing Activities	(231,497)	(172,348)	(264,420)	34%	(35)%
Financing Activities	(394,140)	(320,569)	(330,383)	23%	(3)%

Net Cash Provided by Operating Activities:

The Company continues to generate cash and net cash provided by operating activities totaled $625 million in 2011. This reflects an 8% decrease from 2010, as, collectively, trade accounts receivable, merchandise inventories and trade accounts payable represented a $19 million use of cash in 2011 compared to a $185 million source of cash in 2010. This was partially offset by a $90 million increase in net income. Net cash provided by operating activities of $679 million in 2010 represents a 20% decrease from 2009, as, collectively, trade accounts receivable, merchandise inventories and trade accounts payable as a source of cash was $129 million less in 2010 relative to 2009 and pension contributions in 2010 increased by $35 million from 2009. These items were partially offset by a $76 million increase in net income.

Net Cash Used in Investing Activities:

Net cash flow used in investing activities was $231 million in 2011 compared to $172 million in 2010, an increase of 34%. Cash used for acquisitions of businesses and other investing activities in 2011 were $46 million greater than in 2010, and capital expenditures increased by $18 million. Net cash flow used in investing activities was $172 million in 2010 compared to $264 million in 2009, a decrease of 35%. Cash used for acquisitions of businesses in 2010 was $44 million less than in 2009, while capital expenditures increased by $16 million for the year. The decrease in investing activities was primarily due to a $73 million purchase of properties under a construction and lease agreement in 2009.

Net Cash Used in Financing Activities:

The Company used $394 million of cash in financing activities in 2011, a 23% increase from the $321 million used in financing activities in 2010. In 2010, the $321 million of cash used in financing activities was down 3% from the $330 million used in 2009. For the three years presented, net cash used in financing activities was primarily for dividends paid to shareholders and repurchases of the Company’s common stock. The Company paid dividends to shareholders of $276 million, $258 million and $254 million during 2011, 2010 and 2009, respectively. The Company expects this trend of increasing dividends to continue in the foreseeable future. During 2011, 2010 and 2009, the Company repurchased $122 million, $75 million and $26 million, respectively, of the Company’s common stock. We expect to remain active in our share repurchase program, but the amount and value of shares repurchased will vary.

Notes and Other Borrowings

The Company maintains a $350 million unsecured revolving line of credit with a consortium of financial institutions, which matures in December 2012 and bears interest at LIBOR plus .30% (0.60% at December 31, 2011). At December 31, 2011 and 2010, no amounts were outstanding under the line of credit. Due to the workers’ compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of approximately $54 million and $50 million outstanding at December 31, 2011 and 2010, respectively.

At December 31, 2011, the Company had unsecured senior notes outstanding under a $500 million financing arrangement as follows: $250 million series C senior unsecured note, 4.67% fixed, due 2013; and $250 million series D and E senior unsecured notes, 3.35% fixed, due 2016. These borrowings contain covenants related to a maximum debt-to-capitalization ratio and certain limitations on additional borrowings. At December 31, 2011, the Company was in compliance with all such covenants. The weighted average interest rate on the Company’s total outstanding borrowings was approximately 4.01% at December 31, 2011 and 5.45% at December 31, 2010. Total interest expense, net of interest income, for all borrowings was $24.6 million, $26.6 million and $27.1 million in 2011, 2010 and 2009, respectively.

Contractual and Other Obligations

The following table shows the Company’s approximate obligations and commitments, including interest due on credit facilities, to make future payments under specified contractual obligations as of December 31, 2011:

Contractual Obligations

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Credit facilities	$563,554	$20,050	$277,452	$266,052	$—
Operating leases	553,306	134,842	189,028	90,216	139,220

Total contractual cash obligations	$1,116,860	$154,892	$466,480	$356,268	$139,220

Due to the uncertainty of the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2011, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $60 million of unrecognized tax benefits have been excluded from the contractual obligations table above. Refer to Note 6 of the Consolidated Financial Statements for a discussion on income taxes.

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

The Company guarantees the borrowings of certain independently owned automotive parts stores (independents) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (affiliates). The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantee. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings. The following table shows the Company’s approximate commercial commitments as of December 31, 2011:

Other Commercial Commitments

	Total Amounts Committed	Amount of Commitment Expiration per Period
		Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Line of credit	$—	$—	$—	$—	$—
Standby letters of credit	53,703	53,703	—	—	—
Guaranteed borrowings of independents and affiliates	217,166	54,880	135,950	26,336	—

Total commercial commitments	$270,869	$108,583	$135,950	$26,336	$—

In addition, the Company sponsors defined benefit pension plans that may obligate us to make contributions to the plans from time to time. Contributions in 2011 were $58 million. We expect to make a $17 million cash contribution to our qualified defined benefit plans in 2012, and contributions required for 2012 and future years will depend on a number of unpredictable factors including the market performance of the plans’ assets and future changes in interest rates that affect the actuarial measurement of the plans’ obligations.

Share Repurchases

In 2011, the Company repurchased approximately 2.4 million shares and the Company had remaining authority to purchase approximately 13.5 million shares at December 31, 2011.

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

Allowance for Doubtful Accounts — Methodology

The Company evaluates the collectability of accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2011, 2010 and 2009, the Company recorded provisions for doubtful accounts of $13.2 million, $10.6 million, and $28.5 million, respectively.

Consideration Received from Vendors

The Company enters into agreements at the beginning of each year with many of its vendors that provide for inventory purchase incentives. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of these incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes the Company will continue to receive consideration from vendors in 2012 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future or that we will be able to achieve the specified volumes necessary to take advantage of such incentives.

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

Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2012 pension expense or income is 7.84% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.

The discount rate is chosen as the rate at which pension obligations could be effectively settled and is based on capital market conditions as of the measurement date. We have matched the timing and duration of the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed income debt instruments to select our discount rate. Based upon this cash flow matching analysis, we selected a weighted average discount rate for the plans of 5.17% at December 31, 2011.

Net periodic benefit cost for our defined benefit pension plans was $32.3 million, $21.9 million and $7.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in pension cost in 2011 from 2010 reflects the change in assumptions for the rate of return on plan assets, the discount rate and the rate of compensation increases. The increase in pension cost in 2010 from 2009 was primarily due to the curtailment and subsequent remeasurement of the U.S. defined benefit pension plan in 2009 and the change in assumptions for the rate of return on plan assets, the discount rate and the rate of compensation increases. The 2009 curtailment and subsequent remeasurement decreased benefit costs in 2009 and are discussed further below. Refer to Note 7 of the Consolidated Financial Statements for more information regarding employee benefit plans.

In April 2009, the Company recorded a $4.3 million non-cash curtailment adjustment in connection with a plan reorganization, which reduced the expected years of future service of employees covered by the U.S. defined benefit pension plan.

In July 2009, the Company announced changes to the U.S. postretirement benefit plan. Effective January 1, 2010, future retirees no longer receive employer-provided medical benefits and current pre-65 retirees no longer receive employer-provided post-65 benefits (beyond an access-only arrangement).

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010:

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(In thousands except per share data)
2011
Net Sales	$2,974,198	$3,184,984	$3,285,560	$3,014,135
Gross Profit	848,794	916,114	948,532	892,600
Net Income	126,515	151,812	151,832	134,957
Earnings Per Share:
Basic	.80	.97	.97	.87
Diluted	.80	.96	.97	.86
2010
Net Sales	$2,602,115	$2,847,186	$2,950,560	$2,807,728
Gross Profit	760,475	822,310	853,031	817,128
Net Income	100,609	124,467	131,785	118,650
Earnings Per Share:
Basic	.63	.79	.84	.75
Diluted	.63	.78	.83	.75

We recorded the quarterly earnings per share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share will not necessarily total the annual basic and diluted earnings per share.

The preparation of interim consolidated financial statements requires management to make estimates and assumptions for the amounts reported in the interim condensed consolidated financial statements. Specifically, the Company makes estimates and assumptions in its interim consolidated financial statements for the accrual of bad debts, inventory adjustments and discount and volume incentives earned, among others. Bad debts are accrued based on a percentage of sales, and volume incentives are estimated based upon cumulative and projected purchasing levels. Inventory adjustments are accrued on an interim basis and adjusted in the fourth quarter based on the annual September and October book-to-physical inventory adjustments. The methodology and practices used in deriving estimates and assumptions for interim reporting typically result in adjustments upon accurate determination at year-end. The effect of these adjustments in 2011 and 2010 was not significant.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses.

Foreign Currency

The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposure is the Canadian dollar, which is the functional currency of our Canadian operations. Foreign currency exchange exposure particularly in regard to the Canadian dollar and, to a lesser extent, the Mexican peso, positively impacted our results for the year ended December 31, 2011.

During 2011 and 2010, it was estimated that a 10% shift in exchange rates between those foreign functional currencies and the U.S. dollar would have impacted translated net sales by approximately $169 million and $140 million, respectively.

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

Management’s report on internal control over financial reporting

A report of management’s assessment of our internal control over financial reporting, as such term is defined in SEC Rule 13a-15(f), as of December 31, 2011 is set forth in a separate section of this report. See “Index to Consolidated Financial Statements and Financial Statement Schedules” beginning on page F-1.

The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting”, which is set forth in a separate section of this report. See “Index to Consolidated Financial Statements and Financial Statement Schedules” beginning on page F-1.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Thomas C. Gallagher, age 64, has been Chief Executive Officer since August 2004 and Chairman of the Board since February 2005. Mr. Gallagher served as President of the Company from 1990 until January 2012 and Chief Operating Officer of the Company from 1990 until August 2004.

Jerry W. Nix, age 66, was appointed as a director of the Company and elected Vice-Chairman by the Board of Directors in November 2005. He is Chief Financial Officer of the Company, a position he has held since 2000. Previously, Mr. Nix held the position of Executive Vice President — Finance from 2000 to 2005 and Senior Vice President-Finance from 1990 to 2000.

Paul D. Donahue, age 55, was appointed President of the Company in January 2012, and has served as President of the Company’s U.S. Automotive Parts Group since July 2009. Mr. Donahue served as Executive Vice President of the Company from August 2007 until his appointment as President in January. Previously, Mr. Donahue was President and Chief Operating Officer of S. P. Richards Company from 2004 to 2007 and was Executive Vice President — Sales and Marketing in 2003, the year he joined the Company.

Bruce Clayton, age 65, has been the Senior Vice President-Human Resources at the Company since November 2004. Previously, Mr. Clayton held the position of Vice President-Risk Management and Employee Services from June 2000 to November 2004.

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

Information required by this item is set forth under the headings “Executive Compensation”, “Additional Information Regarding Executive Compensation”, “2011 Grants of Plan-Based Awards”, “2011 Outstanding Equity Awards at Fiscal Year-End”, “2011 Option Exercises and Stock Vested”, “2011 Pension Benefits”, “2011 Nonqualified Deferred Compensation”, “Post Termination Payments and Benefits”, “Compensation, Nominating and Governance Committee Report”, “Compensation, Nominating and Governance Committee Interlocks and Insider Participation” and “Compensation of Directors” of the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Certain information required by this item is set forth below. Additional information required by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information as of December 31, 2011 about the common stock that may be issued under all of the Company’s existing equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders:	2,054,240	(2)	$40.75	—
	3,932,579	(3)	$45.03	3,404,799	(5)
Equity Compensation Plans Not Approved by Shareholders:	50,724	(4)	n/a	933,860

Total	6,037,543		—	4,338,659

(1)	Reflects the maximum number of shares issuable pursuant to the exercise or conversion of stock options, stock appreciation rights, restricted stock units and common stock equivalents. The actual number of shares issued upon exercise of stock appreciation rights is calculated based on the excess of fair market value of our common stock on date of exercise and the grant price of the stock appreciation rights.

(2)	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended

(3)	Genuine Parts Company 2006 Long-Term Incentive Plan

(4)	Genuine Parts Company Director’s Deferred Compensation Plan, as amended

(5)	All of these shares are available for issuance pursuant to grants of full-value stock awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item is set forth under the headings “Corporate Governance — Independent Directors” and “Transactions with Related Persons” of the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item is set forth under the heading “Proposal 3. Ratification of Selection of Independent Auditors” of the Proxy Statement and is incorporated herein by reference.

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

Report of independent registered public accounting firm on internal control over financial reporting

Report of independent registered public accounting firm on the financial statements

Consolidated balance sheets — December 31, 2011 and 2010

Consolidated statements of income — Years ended December 31, 2011, 2010 and 2009

Consolidated statements of equity — Years ended December 31, 2011, 2010 and 2009

Consolidated statements of cash flows — Years ended December 31, 2011, 2010 and 2009

Notes to consolidated financial statements — December 31, 2011

(2)  Financial Statement Schedules

The following consolidated financial statement schedule of Genuine Parts Company and subsidiaries, set forth immediately following the consolidated financial statements of Genuine Parts Company and Subsidiaries, is filed pursuant to Item 15(c):

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

Exhibit 10.1*	The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

Exhibit 10.2*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10.3*	Genuine Parts Company Death Benefit Plan, effective July 15, 1997. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)

Exhibit 10.4*	Amendment No. 2 to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form10-K, dated March 10, 2000.)

Exhibit 10.5*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.6*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.7*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.8*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 21, 2003.)

Exhibit 10.9*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.10*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.11*	Genuine Parts Company Stock Appreciation Rights Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10.12*	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 28, 2005, effective January 1, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)

Exhibit 10.13*	Amendment No. 2 to the Genuine Parts Company Death Benefit Plan, dated November 9, 2005, effective April 1, 2005. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)

Exhibit 10.14*	Genuine Parts Company 2006 Long-Term Incentive Plan, effective April 17, 2006. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated April 18, 2006.)

Exhibit 10.15*	Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 28, 2007.)

Exhibit 10.16*	Amendment No. 1 to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated November 19, 2007, effective January 1, 2008. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.17*	Amendment No. 6 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2007, effective January 1, 2008. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.18*	Amendment No. 2 to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 19, 2007, effective November 19, 2007. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.19*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.20*	Genuine Parts Company Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.21*	Specimen Change in Control Agreement, as amended and restated as of November 19, 2007. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.22*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 27, 2009.)

Exhibit 10.23*	Genuine Parts Company 2009 Annual Incentive Bonus Plan, dated March 31, 2009, effective January 1, 2009. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q dated May 7, 2009).

Exhibit 10.24*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated August 16, 2010, effective August 16, 2010. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 25, 2011.)

Exhibit 10.25*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated November 16, 2010, effective January 1, 2011. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 25, 2011.)

Exhibit 10.26*	Amendment No. 7 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 16, 2010, effective January 1, 2011. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 25, 2011.)

Exhibit 10.27*	Description of Director Compensation. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, dated August 4, 2011.)

*	Indicates management contracts and compensatory plans and arrangements.

Exhibit 21	Subsidiaries of the Company.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification signed by Chief Executive Officer pursuant to SEC Rule 13a-14(a).

Exhibit 31.2	Certification signed by Chief Financial Officer pursuant to SEC Rule 13a-14(a).

Exhibit 32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:

i) the Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) the Consolidated Statements of Income for the Years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements of Equity for the Years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statements of Cash Flows for Years ended December 31, 2011, 2010 and 2009; (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text; and (vi) Financial Statement Schedule II - Valuation and Qualifying Accounts.

(b)  Exhibits

See the response to Item 15(a)(3) above.

(c)  Financial Statement Schedules

See the response to Item 15(a)(2) above.

SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUINE PARTS COMPANY

/s/ Thomas C. Gallagher	2/27/12	/s/ Jerry W. Nix	2/27/12
Thomas C. Gallagher	(Date)	Jerry W. Nix	(Date)
Chairman and Chief Executive Officer		Vice Chairman and Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Mary B. Bullock	2/20/12	/s/ Jean Douville	2/20/12
Dr. Mary B. Bullock	(Date)	Jean Douville	(Date)
Director		Director

/s/ Thomas C. Gallagher	2/20/12	/s/ George C. Guynn	2/20/12
Thomas C. Gallagher	(Date)	George C. Guynn	(Date)
Director Chairman and Chief Executive Officer (Principal Executive Officer)		Director

/s/ John R. Holder	2/20/12	/s/ John D. Johns	2/20/12
John R. Holder Director	(Date)	John D. Johns Director	(Date)

/s/ Michael M. E. Johns	2/20/12	/s/ J. Hicks Lanier	2/20/12
Michael M. E. Johns	(Date)	J. Hicks Lanier	(Date)
Director		Director

/s/ Robert C. Loudermilk, Jr.	2/20/12	/s/ Wendy B. Needham	2/20/12
Robert C. Loudermilk, Jr.	(Date)	Wendy B. Needham	(Date)
Director		Director

/s/ Jerry W. Nix	2/20/12	/s/ Gary W. Rollins	2/20/12
Jerry W. Nix	(Date)	Gary W. Rollins	(Date)
Director Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)		Director

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Report of Management

Genuine Parts Company

Management’s Responsibility for the Financial Statements

We have prepared the accompanying consolidated financial statements and related information included herein for the years ended December 31, 2011, 2010 and 2009. The opinion of Ernst & Young LLP, the Company’s independent registered public accounting firm, on those consolidated financial statements is included herein. The primary responsibility for the integrity of the financial information included in this annual report rests with management. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances based on our best estimates and judgments and giving due consideration to materiality.

Management’s Report on Internal Control over Financial Reporting

The management of Genuine Parts Company and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

The Company’s internal control system was desig+ned to provide reasonable assurance to the Company’s management and to the board of directors regarding the preparation and fair presentation of the Company’s published consolidated financial statements. The Company’s internal control over financial reporting includes those policies and procedures that:

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on this assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP has issued an audit report on the Company’s operating effectiveness of internal control over financial reporting as of December 31, 2011. This report appears on page F-3.

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

February 27, 2012

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Genuine Parts Company and Subsidiaries

We have audited Genuine Parts Company and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genuine Parts Company and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting section of the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Genuine Parts Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genuine Parts Company and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2011 of Genuine Parts Company and Subsidiaries and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 27, 2012

Report of Independent Registered Public Accounting Firm on the Financial Statements

The Board of Directors and Shareholders of Genuine Parts Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of Genuine Parts Company and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genuine Parts Company and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genuine Parts Company and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 27, 2012

Genuine Parts Company and Subsidiaries

Consolidated Balance Sheets

	December 31
	2011	2010
	(In thousands, except per share data and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$525,054	$529,968
Trade accounts receivable, net	1,461,011	1,364,406
Merchandise inventories, net	2,261,997	2,224,717
Prepaid expenses and other current assets	328,534	295,796

Total current assets	4,576,596	4,414,887
Goodwill and other intangible assets, less accumulated amortization	279,775	209,548
Deferred tax asset	250,906	157,392
Other assets	272,110	199,087
Property, plant, and equipment:
Land	74,332	72,636
Buildings, less allowance for depreciation (2011 — $183,785; 2010 — $174,134)	217,240	218,967
Machinery and equipment, less allowance for depreciation (2011 — $548,605; 2010 — $555,053)	208,632	192,527

Net property, plant, and equipment	500,204	484,130

	$5,879,591	$5,465,044

Liabilities and equity
Current liabilities:
Trade accounts payable	$1,440,762	$1,374,930
Current portion of debt	—	250,000
Accrued compensation	149,102	143,480
Other accrued expenses	116,921	115,659
Dividends payable	70,021	64,600
Income taxes payable	35,267	23,145

Total current liabilities	1,812,073	1,971,814
Long-term debt	500,000	250,000
Pension and other post-retirement benefit liabilities	493,721	258,807
Other long-term liabilities	280,978	181,709
Equity:
Preferred stock, par value $1 per share — authorized 10,000,000 shares; none issued	—	—
Common stock, par value $1 per share — authorized 450,000,000 shares; issued and outstanding 155,651,116 in 2011 and 157,636,261 shares in 2010	155,651	157,636
Accumulated other comprehensive loss	(482,038)	(298,352)
Retained earnings	3,109,622	2,934,535

Total parent equity	2,783,235	2,793,819
Noncontrolling interests in subsidiaries	9,584	8,895

Total equity	2,792,819	2,802,714

	$5,879,591	$5,465,044

See accompanying notes.

Genuine Parts Company and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31
	2011	2010	2009
	(In thousands, except per share amounts)
Net sales	$12,458,877	$11,207,589	$10,057,512
Cost of goods sold	8,852,837	7,954,645	7,047,750

Gross margin	3,606,040	3,252,944	3,009,762
Operating expenses:
Selling, administrative, and other expenses	2,594,372	2,366,667	2,219,935
Depreciation and amortization	88,936	89,332	90,411
Provision for doubtful accounts	13,248	10,597	28,463

Total operating expenses	2,696,556	2,466,596	2,338,809
Non-operating expenses (income):
Interest expense	27,036	28,061	27,885
Other	(8,358)	(3,496)	(1,097)

Total non-operating expenses	18,678	24,565	26,788
Income before income taxes	890,806	761,783	644,165
Income taxes	325,690	286,272	244,590

Net income	$565,116	$475,511	$399,575

Basic net income per common share	$3.61	$3.01	$2.51

Diluted net income per common share	$3.58	$3.00	$2.50

Weighted average common shares outstanding	156,656	158,032	159,410
Dilutive effect of stock options and nonvested restricted stock awards	1,004	429	297

Weighted average common shares outstanding — assuming dilution	157,660	158,461	159,707

See accompanying notes.

Genuine Parts Company and Subsidiaries

Consolidated Statements of Equity

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non- controlling Interests in Subsidiaries	Total Equity
	Shares	Amount
Balance at January 1, 2009	159,442,508	$159,443	$—	$(478,562)	$2,643,451	$2,324,332	$69,046	$2,393,378
Net income	—	—	—	—	399,575	399,575	—	399,575
Foreign currency translation adjustment	—	—	—	77,963	—	77,963	—	77,963
Pension and postretirement benefit adjustment, net of income taxes of $61,702	—	—	—	90,702	—	90,702	—	90,702

Comprehensive income						568,240		568,240

Cash dividends declared, $1.60 per share	—	—	—	—	(254,995)	(254,995)	—	(254,995)
Stock options exercised, net of income taxes of $684	197,718	198	996	—	—	1,194	—	1,194
Share-based compensation	—	—	8,578	—	—	8,578	—	8,578
Purchase of stock	(722,380)	(723)	(9,574)	—	(15,722)	(26,019)	—	(26,019)
Noncontrolling interest activities	—	—	—	—	—	—	2,161	2,161
Purchase of remaining noncontrolling interest in Balkamp, Inc.	—	—	—	—	—	—	(63,165)	(63,165)

Balance at December 31, 2009	158,917,846	158,918	—	(309,897)	2,772,309	2,621,330	8,042	2,629,372
Net income	—	—	—	—	475,511	475,511	—	475,511
Foreign currency translation adjustment	—	—	—	33,742	—	33,742	—	33,742
Pension and postretirement benefit adjustment, net of income taxes of $(11,083)	—	—	—	(22,197)	—	(22,197)	—	(22,197)

Comprehensive income						487,056		487,056

Cash dividends declared, $1.64 per share	—	—	—	—	(258,912)	(258,912)	—	(258,912)
Stock options exercised, including tax benefit of $3,251	564,288	564	11,772	—	—	12,336	—	12,336
Share-based compensation	—	—	7,016	—	—	7,016	—	7,016
Purchase of stock	(1,845,873)	(1,846)	(18,788)	—	(54,373)	(75,007)	—	(75,007)
Noncontrolling interest activities	—	—	—	—	—	—	853	853

Balance at December 31, 2010	157,636,261	157,636	—	(298,352)	2,934,535	2,793,819	8,895	2,802,714
Net income	—	—	—	—	565,116	565,116	—	565,116
Foreign currency translation adjustment	—	—	—	(22,017)	—	(22,017)	—	(22,017)
Pension and postretirement benefit adjustment, net of income taxes of $(98,973)	—	—	—	(161,669)	—	(161,669)	—	(161,669)

Comprehensive income						381,430		381,430

Cash dividends declared, $1.80 per share	—	—	—	—	(281,790)	(281,790)	—	(281,790)
Stock options exercised, including tax benefit of $5,356	443,170	443	3,864	—	—	4,307	—	4,307
Share-based compensation	—	—	7,547	—	—	7,547	—	7,547
Purchase of stock	(2,428,315)	(2,428)	(11,411)	—	(108,239)	(122,078)	—	(122,078)
Noncontrolling interest activities	—	—	—	—	—	—	689	689

Balance at December 31, 2011	155,651,116	$155,651	$—	$(482,038)	$3,109,622	$2,783,235	$9,584	$2,792,819

See accompanying notes.

Genuine Parts Company and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31
	2011	2010	2009
	(In thousands)
Operating activities
Net income	$565,116	$475,511	$399,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,936	89,332	90,411
Excess tax (benefits) expense from share-based compensation	(5,356)	(3,251)	684
Gain on sale of property, plant, and equipment	(3,012)	(1,685)	(3,757)
Deferred income taxes	(2,337)	11,994	27,899
Share-based compensation	7,547	7,016	8,578
Changes in operating assets and liabilities:
Trade accounts receivable, net	(85,011)	(140,562)	69,258
Merchandise inventories, net	(19,624)	44,865	194,743
Trade accounts payable	85,766	280,739	49,947
Other long-term assets	(12,943)	(48,423)	(28,506)
Other, net	5,845	(36,873)	36,466

	59,811	203,152	445,723

Net cash provided by operating activities	624,927	678,663	845,298
Investing activities
Purchases of property, plant and equipment	(103,469)	(85,379)	(69,445)
Proceeds from sale of property, plant, and equipment	8,908	3,676	12,042
Acquisition of businesses and other investing activities	(136,936)	(90,645)	(134,203)
Purchase of properties under construction and lease agreement	—	—	(72,814)

Net cash used in investing activities	(231,497)	(172,348)	(264,420)
Financing activities
Proceeds from debt	250,000	—	795,000
Payments on debt	(250,000)	—	(795,000)
Stock options exercised	(1,049)	9,085	1,878
Excess tax benefits (expense) from share-based compensation	5,356	3,251	(684)
Dividends paid	(276,369)	(257,898)	(253,558)
Purchase of stock	(122,078)	(75,007)	(26,019)
Changes in cash overdraft position	—	—	(52,000)

Net cash used in financing activities	(394,140)	(320,569)	(330,383)
Effect of exchange rate changes on cash	(4,204)	7,419	18,531

Net (decrease) increase in cash and cash equivalents	(4,914)	193,165	269,026
Cash and cash equivalents at beginning of year	529,968	336,803	67,777

Cash and cash equivalents at end of year	$525,054	$529,968	$336,803

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$317,748	$275,979	$219,888

Interest	$27,640	$28,061	$27,626

See accompanying notes.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

1.	Summary of Significant Accounting Policies

Business

Genuine Parts Company and all of its majority-owned subsidiaries (the Company) is a distributor of automotive replacement parts, industrial replacement parts, office products, and electrical/electronic materials. The Company serves a diverse customer base through approximately 1,900 locations in North America and, therefore, has limited exposure from credit losses to any particular customer, region, or industry segment. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company has evaluated subsequent events through the date the financial statements were issued.

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

Foreign Currency Translation

The consolidated balance sheets and statements of income of the Company’s foreign subsidiaries have been translated into U.S. dollars at the current and average exchange rates, respectively. The foreign currency translation adjustment is included as a component of accumulated other comprehensive loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Trade Accounts Receivable and the Allowance for Doubtful Accounts

The Company evaluates the collectability of trade accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

result in higher than expected defaults, and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2011, 2010, and 2009, the Company recorded provisions for doubtful accounts of approximately $13,248,000, $10,597,000, and $28,463,000, respectively. At December 31, 2011 and 2010, the allowance for doubtful accounts was approximately $16,916,000 and $15,599,000, respectively.

Merchandise Inventories, Including Consideration Received From Vendors

Merchandise inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for a majority of automotive parts, electrical/electronic materials, and industrial parts, and by the first-in, first-out (FIFO) method for office products and certain other inventories. If the FIFO method had been used for all inventories, cost would have been approximately $422,178,000 and $383,094,000 higher than reported at December 31, 2011 and 2010, respectively. During 2011, 2010, and 2009 reductions in inventory levels in industrial parts inventories and electrical parts inventories (2009) resulted in liquidations of LIFO inventory layers. The effect of the LIFO liquidation in 2011, 2010, and 2009 was to reduce cost of goods sold by approximately $16,000,000, $25,000,000, and $22,000,000, respectively.

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

The Company enters into agreements at the beginning of each year with many of its vendors that provide for inventory purchase incentives. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of these incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes the Company will continue to receive consideration from vendors in 2012 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepaid expenses and amounts due from vendors.

Goodwill and Other Intangible Assets

The Company reviews its goodwill and indefinite lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate that the carrying amount may exceed fair value. The present value of future cash flows approach was used to determine any potential impairment. The Company determined that these assets were not impaired and, therefore, no impairments were recognized for the years ended December 31, 2011, 2010, or 2009. If an impairment occurs at a future date, it may have the effect of increasing the volatility of the Company’s earnings.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other Assets

Other assets are comprised of the following:

	December 31
	2011	2010
	(In thousands)
Retirement benefit assets	$4,374	$4,405
Deferred compensation benefits	18,218	17,205
Investments	27,810	27,810
Cash surrender value of life insurance policies	70,109	68,348
Other long-term prepayments and receivables	151,599	81,319

Total other assets	$272,110	$199,087

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Buildings include certain leases capitalized at December 31, 2011 and 2010. Depreciation and amortization is primarily determined on a straight-line basis over the following estimated useful life of each asset: buildings and improvements, 10 to 40 years; machinery and equipment, 5 to 15 years.

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

Other Long-Term Liabilities

Other long-term liabilities are comprised of the following:

	December 31
	2011	2010
	(In thousands)
Post-employment and other benefit/retirement liabilities	$35,797	$34,044
Insurance liabilities	45,509	47,710
Other lease obligations	34,186	29,137
Other taxes payable	56,366	49,097
Other	109,120	21,721

Total other long-term liabilities	$280,978	$181,709

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

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Long-term insurance liabilities consist primarily of reserves for the workers’ compensation program. In addition, the Company carries various large risk deductible workers’ compensation policies for the majority of workers’ compensation liabilities. The Company records the workers’ compensation reserves based on an analysis performed by an independent actuary. The analysis calculates development factors, which are applied to total reserves as provided by the various insurance companies who underwrite the program. While the Company believes that the assumptions used to calculate these liabilities are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect workers’ compensation costs.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of the following:

	December 31
	2011	2010
	(In thousands)
Foreign currency translation	$107,238	$129,255
Unrecognized net actuarial loss, net of tax	(617,623)	(460,937)
Unrecognized prior service credit, net of tax	28,347	33,330

Total accumulated other comprehensive loss	$(482,038)	$(298,352)

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At December 31, 2011 and 2010, the fair value of fixed rate debt was approximately $509,000,000 and $529,000,000, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity.

Shipping and Handling Costs

Shipping and handling costs are classified as selling, administrative and other expenses in the accompanying consolidated statements of income and totaled approximately $190,000,000, $180,000,000, and $150,000,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Advertising Costs

Advertising costs are expensed as incurred and totaled $45,100,000, $36,800,000, and $44,500,000 in the years ended December 31, 2011, 2010, and 2009, respectively.

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

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. The computation of diluted net income per common share includes the dilutive effect of stock options, stock appreciation rights and nonvested restricted stock awards options. Options to purchase approximately 850,000, 4,500,000, and 5,400,000 shares of common stock ranging from $37 — $54 per share were outstanding at December 31, 2011, 2010, and 2009, respectively. These options were excluded in the computation of diluted net income per common share because the options’ exercise price was greater than the average market price of common stock in each respective year.

2.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the years ended December 31, 2011, 2010, and 2009 by reportable segment, as well as other identifiable intangible assets, consisting primarily of customer relationship intangible assets, noncompete agreements, and trademarks, are summarized as follows (in thousands):

	Goodwill
	Automotive	Industrial	Office Products	Electrical/ Electronic Materials	Identifiable Intangible Assets	Total
Balance as of January 1, 2009	$40,212	$70,836	$10,554	$2,870	$34,353	$158,825
Additions	2	5,518	—	—	6,679	12,199
Amortization	—	—	—	—	(3,644)	(3,644)
Foreign currency translation	2,900	—	—	—	1,252	4,152

Balance as of December 31, 2009	43,114	76,354	10,554	2,870	38,640	171,532
Additions	—	10,178	—	5,777	24,292	40,247
Amortization	—	—	—	—	(4,737)	(4,737)
Foreign currency translation	1,157	278	—	—	1,071	2,506

Balance as of December 31, 2010	44,271	86,810	10,554	8,647	59,266	209,548
Additions	—	12,379	—	15,703	50,128	78,210
Amortization	—	—	—	—	(6,774)	(6,774)
Foreign currency translation	(566)	(178)	—	—	(465)	(1,209)

Balance as of December 31, 2011	$43,705	$99,011	$10,554	$24,350	$102,155	$279,775

3.	Credit Facilities

There were no amounts subject to variable rates at December 31, 2011 and 2010. The weighted average interest rate on the Company’s outstanding borrowings was approximately 4.01% and 5.45% at December 31, 2011 and 2010, respectively.

The Company maintains a $350,000,000 unsecured revolving line of credit with a consortium of financial institutions that matures in December 2012 and bears interest at LIBOR plus 0.30% (0.60% at December 31, 2011). The Company also has the option under this agreement to increase its borrowing an additional

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

$200,000,000. No amounts were outstanding under this line of credit at December 31, 2011 and 2010. Certain borrowings contain covenants related to a maximum debt-to-capitalization ratio and certain limitations on additional borrowings. At December 31, 2011, the Company was in compliance with all such covenants. Due to the workers’ compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of $53,703,000 and $50,419,000 outstanding at December 31, 2011 and 2010, respectively.

Amounts outstanding under the Company’s credit facilities consist of the following:

	December 31
	2011	2010
	(In thousands)
Unsecured term notes:
November 30, 2001, Series B Senior Notes, $250,000,000, 6.23% fixed, due November 30, 2011	$—	$250,000
November 30, 2008, Series C Senior Unsecured Notes, $250,000,000, 4.67% fixed, due November 30, 2013	250,000	250,000
November 30, 2011, Series D and E Senior Unsecured Notes, $250,000,000, 3.35% fixed, due November 30, 2016	250,000	—

Total debt	500,000	500,000
Less debt due within one year	—	250,000

Long-term debt, excluding current portion	$500,000	$250,000

4.	Leased Properties

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

Future minimum payments, by year and in the aggregate, under the noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2011 (in thousands):

2012	$134,842
2013	108,000
2014	81,028
2015	53,432
2016	36,784
Thereafter	139,220

Total minimum lease payments	$553,306

Rental expense for operating leases was approximately $154,500,000 in 2011, $147,886,000 in 2010, and $153,523,000 in 2009.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

5.	Share-Based Compensation

At December 31, 2011, total compensation cost related to nonvested awards not yet recognized was approximately $15,900,000. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for options and RSUs outstanding at December 31, 2011 and 2010 was approximately $110,300,000 and $67,100,000, respectively. The aggregate intrinsic value for options and RSUs vested totaled approximately $77,800,000 and $45,900,000 at December 31, 2011 and 2010, respectively. At December 31, 2011, the weighted-average contractual life for outstanding and exercisable options and RSUs was six and four years, respectively. For the years ended December 31, 2011, 2010, and 2009, $7,547,000, $7,016,000, and $8,578,000 of share-based compensation cost was recorded, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $3,000,000, $2,800,000, and $3,400,000 for 2011, 2010, and 2009, respectively. There have been no modifications to valuation methodologies or methods during the years ended December 31, 2011, 2010, and 2009.

For the years ended December 31, 2011 and 2010 the fair value for options and SARs granted was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rate of 3.6% and 3.6%; dividend yield of 3.8% and 4.6%; annual historical volatility factor of the expected market price of the Company’s common stock of 19% and 19%; an average expected life and estimated turnover based on the historical pattern of existing grants of approximately eight years and 5.0% to 6.0%, respectively. The fair value of RSUs is based on the price of the Company’s stock on the date of grant. The Company had no grant activity for the year ended December 31, 2009. The total fair value of shares vested during the years ended December 31, 2011, 2010, and 2009, was $7,200,000, $9,200,000, and $13,200,000, respectively.

A summary of the Company’s share-based compensation activity and related information is as follows:

	2011
	Shares (1)	Weighted- Average Exercise Price (2)
	(In thousands)
Outstanding at beginning of year	6,391	$42
Granted	1,154	54
Exercised	(1,486)	40
Forfeited	(72)	44

Outstanding at end of year (3)	5,987	$45

Exercisable at end of year	4,118	$43

Shares available for future grants	3,405

(1)	Shares include Restricted Stock Units (RSUs).

(2)	The weighted-average exercise price excludes RSUs.

(3)	The exercise prices for options and SARs outstanding as of December 31, 2011 ranged from approximately $32 to $54. The weighted-average remaining contractual life of all options and SARs outstanding is approximately six years.

The weighted-average grant date fair value of options and SARs granted during the years 2011 and 2010 was $8.18 and $5.41, respectively. The Company had no grant activity for the year ended December 31, 2009. The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $25,100,000, $15,700,000, and $4,700,000.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In 2011, the Company granted approximately 1,028,000 SARs and 126,000 RSUs. In 2010, the Company granted approximately 1,002,000 SARs and 124,000 RSUs.

A summary of the Company’s nonvested share awards (RSUs) activity is as follows:

Nonvested Share Awards (RSUs)	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Nonvested at January 1, 2011	171	$44
Granted	126	54
Vested	(59)	49
Forfeited	(16)	48

Nonvested at December 31, 2011	222	$48

For the years ended December 31, 2011, 2010, and 2009 approximately $5,400,000, $3,300,000, and ($684,000), respectively, of excess tax benefits (expense) was classified as a financing cash inflow (outflow).

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

	2011	2010
	(In thousands)
Deferred tax assets related to:
Expenses not yet deducted for tax purposes	$200,698	$163,367
Pension liability not yet deducted for tax purposes	377,846	279,204
Capital loss	16,803	24,580
Valuation allowance	(16,803)	(24,784)

	578,544	442,367

Deferred tax liabilities related to:
Employee and retiree benefits	188,206	178,806
Inventory	66,044	72,767
Property, plant, and equipment	47,413	33,474
Other	43,225	17,728

	344,888	302,775

Net deferred tax asset	233,656	139,592
Current portion of deferred tax liability	17,250	17,800

Noncurrent net deferred tax asset	$250,906	$157,392

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The current portion of the deferred tax liability is included in income taxes payable in the consolidated balance sheets. The Company has a capital loss carryforward of approximately $42,000,000 that will expire in 2013.

The components of income tax expense are as follows:

	2011	2010	2009
	(In thousands)
Current:
Federal	$260,222	$221,770	$171,691
State	41,511	36,291	28,591
Foreign	26,294	16,217	16,409
Deferred	(2,337)	11,994	27,899

	$325,690	$286,272	$244,590

The reasons for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

	2011	2010	2009
	(In thousands)
Statutory rate applied to income	$311,782	$266,624	$225,458
Plus state income taxes, net of Federal tax benefit	26,790	24,621	20,977
Other	(12,882)	(4,973)	(1,845)

	$325,690	$286,272	$244,590

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2008 or subject to non-United States income tax examinations for years ended prior to 2002. The Company is currently under audit in the United States and Canada. Some audits may conclude in the next 12 months and the unrecognized tax benefits recorded in relation to the audits may differ from actual settlement amounts. It is not possible to estimate the effect, if any, of the amount of such change during the next twelve months to previously recorded uncertain tax positions in connection with the audits. However, the Company does not anticipate total unrecognized tax benefits will significantly change during the year due to the settlement of audits and the expiration of statutes of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009
	(In thousands)
Balance at beginning of year	$39,425	$33,322	$30,453
Additions based on tax positions related to the current year	6,035	4,243	5,648
Additions for tax positions of prior years	7,966	3,493	993
Reductions for tax positions for prior years	(481)	(624)	—
Reduction for lapse in statute of limitations	(4,563)	(451)	(2,779)
Settlements	(1,537)	(558)	(993)

Balance at end of year	$46,845	$39,425	$33,322

The amount of gross tax effected unrecognized tax benefits, including interest and penalties, as of December 31, 2011 and 2010 was approximately $59,532,000 and $50,216,000, respectively, of which approximately $18,966,000 and $18,189,000, respectively, if recognized, would affect the effective tax rate. During the

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

years ended December 31, 2011, 2010, and 2009, the Company paid interest and penalties of approximately $759,000, $272,000, and $363,000, respectively. The Company had approximately $12,687,000 and $10,791,000 of accrued interest and penalties at December 31, 2011 and 2010, respectively. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

7.	Employee Benefit Plans

The Company’s defined benefit pension plans cover most of its employees in the U.S. and Canada. The plan covering U.S. employees is noncontributory and benefits are based on the employees’ compensation during the highest five of their last ten years of credited service. The Canadian plan is contributory and benefits are based on career average compensation. The Company’s funding policy is to contribute an amount equal to the minimum required contribution under applicable pension legislation. The Company may increase its contribution above the minimum if appropriate to its tax and cash position and the plans’ funded position.

In 2008, the U.S. defined benefit plan was amended to prohibit employees hired on or after March 1, 2008, from participating in the plan. The plan was also amended to freeze credited service for participants who do not meet certain age and length of service requirements as of December 31, 2008. However, the plan continues to reflect future pay increases for all participants.

In April 2009, the Company recorded a $4,298,000 noncash curtailment adjustment in connection with a reorganization, which reduced the expected years of future service of employees covered by the U.S. defined benefit pension plan. Curtailment accounting is required if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future service.

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

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Changes in benefit obligation
Benefit obligation at beginning of year	$1,689,011	$1,502,084	$12,329	$13,511
Service cost	13,039	12,312	—	—
Interest cost	97,293	95,453	474	605
Plan participants’ contributions	3,887	3,672	3,412	3,787
Plan amendments	—	1,148	362	—
Actuarial loss (gain)	219,804	122,050	(3,911)	340
Exchange rate changes	(4,656)	7,082	—	—
Gross benefits paid	(59,979)	(54,790)	(5,326)	(6,255)
Less Federal subsidy	N/A	N/A	174	341

Benefit obligation at end of year	$1,958,399	$1,689,011	$7,514	$12,329

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The benefit obligations for the Company’s U.S. pension plans included in the above were $1,775,994,000 and $1,542,469,000 at December 31, 2011 and 2010, respectively. The total accumulated benefit obligation for the Company’s defined benefit pension plans was approximately $1,756,546,000 and $1,526,951,000 at December 31, 2011 and 2010, respectively.

The assumptions used to measure the pension and other postretirement plan benefit obligations for the plans at December 31, 2011 and 2010, were:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Weighted-average discount rate	5.17%	5.74%	4.00%	4.25%
Rate of increase in future compensation levels	3.30%	3.39%	—	—

An 8.00% annual rate of increase in the per capita cost of covered health care benefits was assumed on December 31, 2011. The rate was assumed to decrease ratably to 4.80% at December 31, 2019, and thereafter.

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Changes in plan assets
Fair value of plan assets at beginning of year	$1,439,711	$1,216,415	$—	$—
Actual return on plan assets	31,528	175,967	—	—
Exchange rate changes	(3,598)	7,131	—	—
Employer contributions	58,481	91,316	1,914	2,468
Plan participants’ contributions	3,887	3,672	3,412	3,787
Benefits paid	(59,979)	(54,790)	(5,326)	(6,255)

Fair value of plan assets at end of year	$1,470,030	$1,439,711	$—	$—

The fair values of plan assets for the Company’s U.S. pension plans included in the above were $1,320,036,000 and $1,294,348,000 at December 31, 2011 and 2010, respectively.

The asset allocations for the Company’s funded pension plans at December 31, 2011 and 2010, and the target allocation for 2012, by asset category were:

	Target Allocation 2012	Percentage of Plan Assets at December 31
		2011	2010
Asset Category
Equity securities	69%	69%	70%
Debt securities	31%	31%	30%

	100%	100%	100%

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

The fair values of the plan assets as of December 31, 2011 and 2010, by asset category, are shown in the tables below. Various inputs are considered when determining the value of the Company’s pension plan assets. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Level 1 represents observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 represents other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.) Level 3 represents significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

	2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Equity Securities
Common stocks — mutual funds — equity	$348,909	$348,909	$—	$—
Genuine Parts Company	123,436	123,436	—	—
Other stocks	546,995	546,995	—	—
Debt Securities
Short-term investments	38,968	38,968	—	—
Cash and equivalents	16,888	16,888	—	—
Government bonds	145,966	66,334	79,632	—
Corporate bonds	127,698	—	127,698	—
Asset-backed and mortgage-backed securities	21,441	—	21,441	—
Other-international	12,084	12,084	—	—
Municipal bonds	593	—	593	—
Mutual funds-fixed income	87,052	—	87,052	—

Total	$1,470,030	$1,153,614	$316,416	$—

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Equity Securities
Common stocks — mutual funds — equity	$353,347	$353,347	$—	$—
Genuine Parts Company	103,549	103,549	—	—
Other stocks	551,516	551,516	—	—
Debt Securities
Short-term investments	38,126	38,126	—	—
Cash and equivalents	26,976	26,976	—	—
Government bonds	105,764	48,191	57,573	—
Corporate bonds	122,749	—	122,749	—
Asset-backed and mortgage-backed securities	32,271	—	32,271	—
Other-international	13,583	13,583	—	—
Municipal bonds	1,914	—	1,914	—
Mutual funds-fixed income	89,916	—	89,916	—

Total	$1,439,711	$1,135,288	$304,423	$—

Equity securities include Genuine Parts Company common stock in the amounts of $123,436,000 (8.4% of total plan assets) and $103,549,000 (7.2% of total plan assets) at December 31, 2011 and 2010, respectively. Dividend payments received by the plan on Company stock totaled approximately $3,630,000 and $3,308,000 in 2011 and 2010, respectively. Fees paid during the year for services rendered by parties in interest were based on customary and reasonable rates for such services.

There were no changes in the fair value measurement of plan assets using significant unobservable inputs (Level 3) during 2011 and the 2010 changes were not material.

Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2012 pension cost or income is 7.84% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31:

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Other long-term asset	$4,374	$4,405	$—	$—
Other current liability	(4,918)	(4,403)	(1,618)	(2,824)
Pension and other post-retirement liabilities	(487,825)	(249,302)	(5,896)	(9,505)

	$(488,369)	$(249,300)	$(7,514)	$(12,329)

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net actuarial loss	$999,189	$741,190	$14,588	$20,207
Prior service credit	(37,172)	(44,142)	(9,445)	(10,737)

	$962,017	$697,048	$5,143	$9,470

For the pension benefits, the following table reflects the total benefits expected to be paid from the plans’ or the Company’s assets. Of the pension benefits expected to be paid in 2012, approximately $4,985,000 is expected to be paid from employer assets. For pension benefits, expected employer contributions reflect amounts expected to be contributed to funded plans. For other postretirement benefits, the following table’s employer contributions reflect only the Company’s share of the benefit cost. The expected benefit payments show the Company’s cost without regard to income from federal subsidy payments received pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (MMA). Expected federal subsidy payments, which reduce the Company’s cost for the plan, are shown separately.

Information about the expected cash flows for the pension plans and other post retirement benefit plans follows:

		Other Postretirement Benefits
	Pension Benefits	Gross	Expected Federal Subsidy
	(In thousands)
Employer contribution
2012 (expected)	$17,084	$1,618	$—
Expected benefit payments
2012	$67,528	$1,740	$(122)
2013	77,337	1,330	(70)
2014	82,692	1,158	(56)
2015	88,292	1,011	(53)
2016	94,378	829	—
2017 through 2021	576,891	1,867	—

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Net periodic benefit cost included the following components:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
	(In thousands)			(In thousands)
Service cost	$13,039	$12,312	$16,534	$—	$—	$443
Interest cost	97,293	95,453	93,493	474	605	1,264
Expected return on plan assets	(124,150)	(114,166)	(113,370)	—	—	—
Amortization of prior service credit	(6,970)	(6,979)	(7,010)	(930)	(1,059)	(225)
Amortization of actuarial loss	53,039	35,264	21,990	1,708	1,759	1,759
Curtailment gain	—	—	(4,298)	—	—	—

Net periodic benefit cost	$32,251	$21,884	$7,339	$1,252	$1,305	$3,241

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
	(In thousands)			(In thousands)
Current year actuarial loss (gain)	$311,038	$60,777	$(125,816)	$(3,911)	$340	$(1,190)
Recognition of actuarial loss	(53,039)	(35,264)	(21,990)	(1,708)	(1,759)	(1,759)
Current year prior service cost (credit)	—	1,148	—	362	—	(13,182)
Recognition of prior service cost	6,970	6,979	11,308	930	1,059	225

Total recognized in other comprehensive income	$264,969	$33,640	$(136,498)	$(4,327)	$(360)	$(15,906)

Total recognized in net periodic benefit cost and other comprehensive income	$297,220	$55,524	$(129,159)	$(3,075)	$945	$(12,665)

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2012 are as follows:

	Pension Benefits	Other Post- retirement Benefits
	(In thousands)
Actuarial loss	$70,884	$1,266
Prior service credit	(6,959)	(930)

Total	$63,925	$336

The assumptions used in measuring the net periodic benefit costs for the plans follow:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Weighted average discount rate	5.74%	6.54%	6.97%	4.25%	5.20%	5.79%
Rate of increase in future compensation levels	3.39%	3.75%	3.75%	—	—	—
Expected long-term rate of return on plan assets	7.87%	8.00%	8.00%	—	—	—

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

The Company has two defined contribution plans that cover substantially all of its domestic employees. The Company’s matching contributions are determined based on the employee’s participation in the U.S. pension plan. Pension plan participants who continue earning credited service after 2008 receive a matching contribution of 20% of the first 6% of the employee’s salary. Other employees receive a matching contribution of 100% of the first 5% of the employee’s salary. Total plan expense for both plans was approximately $38,773,000 in 2011, $33,476,000 in 2010, and $31,783,000 in 2009.

8.	Guarantees

The Company guarantees the borrowings of certain independently controlled automotive parts stores (independents) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (affiliates). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entity’s economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantee. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At December 31, 2011, the Company was in compliance with all such covenants.

At December 31, 2011, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $217,200,000. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

The Company has accrued for guarantees related to the independents’ and affiliates’ borrowings as of December 31, 2011 and 2010. These liabilities are not material to the financial position of the Company and are included in other long-term liabilities in the accompanying consolidated balance sheets.

9.	Acquisitions

During 2011, the Company acquired three companies in the Industrial Group and one company in the Electrical/Electronic Materials Group for approximately $115,600,000. During 2010, the Company acquired four companies in the Industrial and Electrical/Electronic Materials Groups for approximately $90,645,000. During 2009, the Company acquired eight companies in the Industrial and Automotive Groups for approximately $71,038,000.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s consolidated statements of income beginning on their respective acquisition dates. The Company recorded approximately $78,210,000, $40,247,000, and $12,199,000 of goodwill and other intangible assets associated with the 2011, 2010, and 2009 acquisitions, respectively. The Company is in the process of analyzing the estimated values of assets and liabilities acquired for certain 2011 acquisitions. The allocation of the purchase price is therefore preliminary and subject to revision.

On June 1, 2009, the Company acquired the remaining noncontrolling interest in its consolidated subsidiary, Balkamp, Inc., for approximately $63,165,000. The acquisition was accounted for as an equity transaction and the associated noncontrolling interest in the subsidiary’s equity was eliminated as part of the transaction.

10.	Subsequent Event

Effective January 1, 2012, the Company acquired a 30% investment in the Exego Group for approximately $150,000,000. The acquisition was funded with the Company’s cash on hand. Based on the terms of the 30% investment, an additional payment may be required, but it is not expected to be material. The Exego Group, which is headquartered in Melbourne, Australia, is a leading aftermarket distributor of automotive replacement parts and accessories in Australasia, with annual revenues of approximately $1,000,000,000 and a company-owned store footprint of more than 430 locations across Australia and New Zealand. The Company has an option to acquire the remaining 70% of Exego at a later date contingent upon Exego achieving certain earnings thresholds. However, there can be no guarantee that such thresholds will be met or, if they are met, whether the company would exercise its purchase option.

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

Inter-segment sales are not significant. Operating profit for each industry segment is calculated as net sales less operating expenses excluding general corporate expenses, interest expense, equity in income from investees, amortization, and noncontrolling interests. Approximately $106,000,000, $68,200,000, and $38,900,000 of income before income taxes was generated in jurisdictions outside the United States for the years ended December 31, 2011, 2010, and 2009, respectively. Net sales and net long-lived assets by country relate directly to the Company’s operations in the respective country. Corporate assets are principally cash and cash equivalents and headquarters’ facilities and equipment.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For management purposes, net sales by segment exclude the effect of certain discounts, incentives, and freight billed to customers. The line item “other” represents the net effect of the discounts, incentives, and freight billed to customers that are reported as a component of net sales in the Company’s consolidated statements of income.

	2011	2010	2009	2008	2007
	(In thousands)
Net sales:
Automotive	$6,061,424	$5,608,101	$5,225,389	$5,321,536	$5,311,873
Industrial	4,173,574	3,521,863	2,885,782	3,514,661	3,350,954
Office products	1,689,368	1,641,963	1,639,018	1,732,514	1,765,055
Electrical/electronic materials	557,537	449,770	345,808	465,889	436,318
Other	(23,026)	(14,108)	(38,485)	(19,337)	(21,005)

Total net sales	$12,458,877	$11,207,589	$10,057,512	$11,015,263	$10,843,195

Operating profit:
Automotive	$467,806	$421,109	$387,945	$385,356	$413,180
Industrial	337,628	255,616	162,353	294,652	281,762
Office products	134,124	131,746	126,104	144,127	156,781
Electrical/electronic materials	40,663	30,910	25,254	36,721	30,435

Total operating profit	980,221	839,381	701,656	860,856	882,158
Interest expense, net	(24,608)	(26,598)	(27,112)	(29,847)	(21,056)
Corporate expense	(56,971)	(45,451)	(24,913)	(55,119)	(38,300)
Intangible asset amortization	(6,774)	(4,737)	(3,644)	(2,861)	(1,118)
Other expense	(1,062)	(812)	(1,822)	(4,561)	(4,939)

Income before income taxes	$890,806	$761,783	$644,165	$768,468	$816,745

Assets:
Automotive	$2,895,748	$2,854,461	$2,825,693	$2,799,901	$2,785,619
Industrial	1,100,024	955,241	865,431	1,025,292	969,666
Office products	700,720	694,166	619,612	638,854	659,838
Electrical/electronic materials	129,933	113,757	76,716	95,655	101,419
Corporate	773,391	637,871	445,705	67,823	175,074
Goodwill and other intangible assets	279,775	209,548	171,532	158,825	82,453

Total assets	$5,879,591	$5,465,044	$5,004,689	$4,786,350	$4,774,069

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2011	2010	2009	2008	2007
	(In thousands)
Depreciation and amortization:
Automotive	$60,252	$63,942	$65,554	$65,309	$65,810
Industrial	7,495	7,208	7,611	7,632	8,565
Office products	9,999	9,737	9,685	9,825	9,159
Electrical/electronic materials	1,554	1,414	1,666	1,572	1,566
Corporate	2,862	2,294	2,251	1,499	1,484
Intangible asset amortization	6,774	4,737	3,644	2,861	1,118

Total depreciation and amortization	$88,936	$89,332	$90,411	$88,698	$87,702

Capital expenditures:
Automotive	$61,795	$46,888	$53,911	$72,628	$91,359
Industrial	9,851	4,307	2,987	7,575	8,340
Office products	22,036	29,866	5,782	9,539	13,294
Electrical/electronic materials	1,762	1,957	676	1,406	2,340
Corporate	8,025	2,361	6,089	13,878	315

Total capital expenditures	$103,469	$85,379	$69,445	$105,026	$115,648

Net sales:
United States	$10,791,303	$9,793,820	$8,935,651	$9,716,029	$9,609,225
Canada	1,571,733	1,327,552	1,078,799	1,219,759	1,158,515
Mexico	118,867	100,325	81,547	98,812	96,460
Other	(23,026)	(14,108)	(38,485)	(19,337)	(21,005)

Total net sales	$12,458,877	$11,207,589	$10,057,512	$11,015,263	$10,843,195

Net long-lived assets:
United States	$411,193	$398,318	$402,937	$352,314	$337,136
Canada	84,210	80,978	78,502	67,731	85,532
Mexico	4,801	4,834	3,585	3,220	3,321

Total net long-lived assets	$500,204	$484,130	$485,024	$423,265	$425,989

Annual Report on Form 10-K

Item 15(c)

Financial Statement Schedule II — Valuation and Qualifying Accounts

Genuine Parts Company and Subsidiaries

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2009:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$18,587,569	$28,463,029	$(30,460,819)(1)	$16,589,779
Year ended December 31, 2010:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$16,589,779	$10,597,432	$(11,588,299)(1)	$15,598,912
Year ended December 31, 2011:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$15,598,912	$13,247,731	$(11,930,188)(1)	$16,916,455

(1)	Doubtful accounts written off, net of recoveries.

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

— 10.1*	The Genuine Parts Company Restated Tax-Deferred Savings Plan, effective January 1, 1993.

— 10.2*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996.

— 10.3*	Genuine Parts Company Death Benefit Plan, effective July 15, 1997.

— 10.4*	Amendment No. 2 to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999.

— 10.5*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996.

— 10.6*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999.

— 10.7*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001.

— 10.8*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001.

— 10.9*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003.

— 10.10*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003.

— 10.11*	Genuine Parts Company Stock Appreciation Rights Agreement.
— 10.12*	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan.
— 10.13*	Amendment No. 2 to the Genuine Parts Company Death Benefit Plan.
— 10.14*	Genuine Parts Company 2006 Long-Term Incentive Plan, effective April 17, 2006.
— 10.15*	Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006.
— 10.16*	Amendment No. 1 to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated November 19, 2007, effective January 1, 2008.
— 10.17*	Amendment No. 6 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2007, effective January 1, 2008.
— 10.18*	Amendment No. 2 to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 19, 2007, effective November 19, 2007.
— 10.19*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement.
— 10.20*	Genuine Parts Company Restricted Stock Unit Award Agreement.
— 10.21*	Specimen Change in Control Agreement, as amended and restated as of November 19, 2007.
— 10.22*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009.
— 10.23*	Genuine Parts Company 2009 Annual Incentive Bonus Plan, dated March 31, 2009, effective January 1, 2009.
— 10.24*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated August 16, 2010, effective August 16, 2010.
— 10.25*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated January 1, 2009, dated November 16, 2010, effective January 1, 2011.
— 10.26*	Amendment No. 7 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 16, 2010, effective January 1, 2011.
— 10.27*	Description of Director Compensation.

*	Indicates management contracts and compensatory plans and arrangements.

BOARD OF DIRECTORS AND OFFICERS OF THE COMPANY

BOARD OF DIRECTORS
Dr. Mary B. Bullock	President Emerita of Agnes Scott College
Jean Douville	Chairman of the Board of Directors of UAP Inc.
Thomas C. Gallagher	Chairman and Chief Executive Officer
George C. “Jack” Guynn	Retired President and Chief Executive Officer of the Federal Reserve Bank of Atlanta
John R. Holder	Chairman and Chief Executive Officer of Holder Properties
John D. Johns	Chairman, President & Chief Executive Officer of Protective Life Corporation
Michael M. E. Johns, MD	Chancellor of Emory University and Executive Vice President for Health Affairs, Emeritus
J. Hicks Lanier	Chairman of the Board of Directors and Chief Executive Officer of Oxford Industries, Inc.
Robert C. “Robin” Loudermilk, Jr.	President and Chief Executive Officer of The Loudermilk Companies, LLC
Wendy B. Needham	Retired Managing Director, Global Automotive Research at Credit Suisse First Boston
Jerry W. Nix	Vice Chairman and Chief Financial Officer
Gary W. Rollins	President and Chief Executive Officer of Rollins Inc.

Corporate Officers
Thomas C. Gallagher	Chairman and Chief Executive Officer
Jerry W. Nix	Vice Chairman and Chief Financial Officer
Paul D. Donahue	President
Treg S. Brown	Senior Vice President — Planning and Acquisitions
Charles A. Chesnutt	Senior Vice President — Technology and Process Improvement
R. Bruce Clayton	Senior Vice President — Human Resources
Frank M. Howard	Senior Vice President and Treasurer
Michael D. Orr	Senior Vice President — Operations and Logistics
Scott C. Smith	Senior Vice President — Corporate Counsel
Carol B. Yancey	Senior Vice President — Finance and Corporate Secretary
Philip C. Johnson	Vice President — Compensation
Sidney G. Jones	Vice President — Investor Relations
Karl J. Koenig	Vice President — Real Estate and Construction
Eric N. Sundby	Vice President — Information Technology
David A. Haskett	Assistant Vice President and Corporate Controller
Napoleon B. Rutledge, Jr.	Assistant Vice President — Internal Audit

U.S. Automotive Parts Group
Paul D. Donahue	President
Lee A. Maher	Executive Vice President and Chief Operating Officer
Glenn M. Chambers	Executive Vice President — Operations
Scott W. LeProhon	Executive Vice President — Merchandising and Product Strategy
Daniel F. Askey	Senior Vice President — Sales
Todd P. Helms	Senior Vice President — Human Resources
Gregory N. Miller	Senior Vice President and Chief Financial Officer
W. Larry Bevil	Vice President — Information Systems
J. Richard Borman	Vice President — Supply Chain and Logistics
Michael A. Briggs	Vice President — Retail Product Management and Merchandising
Byron H. Frantz	Vice President — Wholesale Product Management
Michael J. Fusaro	Vice President — Process Improvement — Distribution
Richard A. Geiger	Vice President — Finance
Mark W. Hohe	Vice President — Store Operations
David B. Nicki	Vice President — NAPA Tools and Equipment Sales
J. Michael Phillips	Vice President — Organizational Development
Bret A. Robyck	Vice President — AutoCare Sales
Gaylord M. Spencer	Vice President — Marketing Strategy
Michael L. Swartz	Vice President — Inventory & Procurement
Dennis P. Tolivar	Vice President — Major Accounts

DIVISIONS
M. Todd McMurtrie	Vice President — Atlantic Division
Grant L. Morris	Vice President — Central Division
Michael J. Kelleher	Vice President — Eastern Division
Gregg T. Sargent	Vice President — Florida Division
Kevin E. Herron	Vice President — Midwest Division
Eric G. Fritsch	Vice President — Mountain Division
Patrick A. Wolfe	Vice President — Southern Division
Stuart A. Kambury	Vice President — Southwest Division
Bradley A. Shaffer	Vice President — Western Division

Heavy Vehicle Parts Group (Atlanta, GA)
D. Gary Silva	President
Greg A. Lancour	Vice President — Operations

Rayloc (Atlanta, GA)
William J. Westerman III	President
Damon E. Elmore	Vice President — Human Resources
Michael S. Gaffney II	Vice President — Marketing
Joseph W. Lashley	Vice President — Information Services
Debbie E. Niffin	Vice President — Finance

Balkamp, Inc. (Indianapolis, IN)
D. Tip Tollison	President
Frank C. Amato	Executive Vice President
Mary F. Knudsen	Vice President — Finance and Treasurer

Grupo Auto Todo (Puebla, Mexico)
Juan Lujambio	President and Chief Executive Officer
Jorge Otero	Executive Vice President — Finance

Altrom Import Parts Group (Vancouver, Canada)
Scott S. Mountford	President — Altrom North America
Dean P. Medwid	Vice President and General Manager — Altrom Canada

NAPA Canada/UAP Inc. (Montreal, Canada)
Jean Douville	Chairman of the Board
Robert Hattem	President and Chief Operating Officer
Alain Masse	Executive Vice President — Heavy Vehicle Parts Division
Daniel Dallaire	Vice President — Human Resources
Joseph P. Herauf	Vice President — Sales
Thomas Hunt	Vice President — Product Development
Mark Miron	Vice President — Distribution & Logistics
Frank Pipito	Vice President — Finance & Secretary

EIS, Inc. (Atlanta, GA)
Robert W. Thomas	President and Chief Executive Officer
Alexander Gonzalez	Senior Vice President — Electrical and Assembly
Larry L. Griffin	Senior Vice President — Marketing
Thomas A. Jones	Senior Vice President — Manufacturing
William C. Knight	Senior Vice President — Logistics and Operations
David T. Quinn	Senior Vice President — Seacoast Electric Division
Peter F. Sheehan	Senior Vice President — Specialty Wire and Cable
Matthew C. Tyser	Senior Vice President — Finance and Secretary

Motion Industries (Birmingham, AL)
William J. Stevens	President and Chief Executive Officer
Timothy P. Breen	Executive Vice President and Chief Operating Officer – U.S.
G. Harold Dunaway, Jr.	Executive Vice President — Finance & Administration and Secretary
Randall P. Breaux	Senior Vice President – Marketing, Strategic Planning and Product Support
Anthony G. Cefalu	Senior Vice President and Group Executive — Central and Hose & Rubber
Ellen H. Holladay	Senior Vice President, Chief Information Officer and Operational Excellence Officer
R. David James	Senior Vice President — Business Development
Scott A. MacPherson	Senior Vice President - Sales
Kenneth L. McGrew	Senior Vice President and Chief Operating Officer — Industrial Supplies
James R. Neill	Senior Vice President — Human Resources
Mark W. Sheehan	Senior Vice President and President – Motion Mexico
Kevin P. Storer	Senior Vice President & Group Executive — West
Gerald V. Sourbeer	Senior Vice President and Group Executive — Southeast
Mark R. Thompson	Senior Vice President — Corporate Accounts
Randy R. Till	Senior Vice President & Group Executive - East
John D. Walters	Senior Vice President & Group Executive — Southwest
Zahirudin K. Hameer	Vice President — Inventory Management
M. Keith Knight	Vice President — Business Systems
Douglas R. Osborne	Vice President and Director – Operational Excellence
C. Jeff Rouse	Vice President — Government Sales and Export
Brandon C. Scordino	Vice President — Technology Planning and Development
James R. Summers	Vice President — Systems Assurance & Data Center Operations
J. Marvin Walker	Vice President — Finance
James F. Williams	Vice President — Corporate Purchasing
Dermot R. Strong	President – Motion Canada

S. P. Richards Company (Atlanta, GA)
C. Wayne Beacham	Chairman of the Board and Chief Executive Officer
Richard T. Toppin	President and Chief Operating Officer
Steven E. Lynn	Senior Vice President — Merchandising
Donald C. Mikolasy	Senior Vice President — Sales
James F. O’Brien	Senior Vice President — Marketing
Dennis J. Arnold	Vice President — Furniture
John K. Burgess	Vice President — Sales
E. Chadwick Lee	Vice President — Logistics
Charles E. Macpherson	Vice President — Strategic Pricing
Tom C. Maley	Vice President — Business Development & Analytics
G. Henry Martin	Vice President — Human Resources
Brian M. McGill	Vice President — Information Systems & CIO
James C. Moseley	Vice President — Information Systems
John R. Reagan	Vice President — Merchandising
Thomas M. Testa	Vice President — Sales
J. Phillip Welch, Jr.	Vice President — Finance, Controller, Secretary and Treasurer
Chris F. Whiting	Vice President — Cleaning and Breakroom Supply
Bryan A. Wight	Vice President — Sales — Emerging Markets
Lester P. Christian	Vice President — Southeast Division
Bryan T. Hall	Vice President — South Central Division
Gregory L. Nissen	Vice President — Western Division
James P. O’Connor	Vice President — Northeast Division
Richard A. Wiltz	Vice President — North Central Division
Peter R. Dalglish	Managing Director — S. P. Richards Canada