Form 10-Q
period 2012-03-31
GENUINE PARTS CO
filed 2012-05-07
CIK 40987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2012
Common Stock, $1.00 par value per share	155,909,884 Shares

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$424,424	$525,054
Trade accounts receivable, less allowance for doubtful accounts (2012 – $20,163; 2011 – $16,916)	1,605,469	1,461,011
Merchandise inventories, net – at lower of cost or market	2,264,398	2,261,997
Prepaid expenses and other current assets	307,255	328,534

TOTAL CURRENT ASSETS	4,601,546	4,576,596
Goodwill and other intangible assets, less accumulated amortization	292,893	279,775
Deferred tax assets	246,590	250,906
Other assets	453,955	272,110
Property, plant and equipment, less allowance for depreciation (2012 – $742,810; 2011—$732,390)	500,845	500,204

TOTAL ASSETS	$6,095,829	$5,879,591

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,559,874	$1,440,762
Income taxes payable	86,266	35,267
Dividends payable	77,168	70,021
Other current liabilities	208,061	266,023

TOTAL CURRENT LIABILITIES	1,931,369	1,812,073
Long-term debt	500,000	500,000
Pension and other post–retirement benefit liabilities	487,932	493,721
Other long-term liabilities	282,534	280,978
EQUITY:
Preferred stock, par value – $1 per share Authorized – 10,000,000 shares – None issued	-0-	-0-
Common stock, par value – $1 per share Authorized – 450,000,000 shares Issued – 2012 – 155,909,884; 2011 – 155,651,116	155,910	155,651
Retained earnings	3,182,118	3,109,622
Accumulated other comprehensive loss	(453,519)	(482,038)

TOTAL PARENT EQUITY	2,884,509	2,783,235
Noncontrolling interests in subsidiaries	9,485	9,584

TOTAL EQUITY	2,893,994	2,792,819

TOTAL LIABILITIES AND EQUITY	$6,095,829	$5,879,591

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(in thousands, except per share data)
Net sales	$3,181,288	$2,974,198
Cost of goods sold	2,262,177	2,125,404

Gross profit	919,111	848,794
Operating expenses:
Selling, administrative, and other expenses	667,958	634,269
Depreciation and amortization	22,985	22,545

	690,943	656,814
Income before income taxes	228,168	191,980
Income taxes	81,913	65,465

Net income	$146,255	$126,515

Basic net income per common share	$.94	$.80

Diluted net income per common share	$.93	$.80

Dividends declared per common share	$.495	$.45

Weighted average common shares outstanding	155,810	157,633
Dilutive effect of stock options and non-vested restricted stock awards	1,139	1,023

Weighted average common shares outstanding – assuming dilution	156,949	158,656

Comprehensive income	$174,774	$154,838

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$146,255	$126,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,985	22,545
Share-based compensation	1,749	512
Excess tax benefits from share-based compensation	(5,335)	(529)
Other	(50)	85
Changes in operating assets and liabilities	6,693	(95,717)

NET CASH PROVIDED BY OPERATING ACTIVITIES	172,297	53,411
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(16,889)	(14,534)
Acquisition of businesses and other investing activities	(188,918)	(33,903)

NET CASH USED IN INVESTING ACTIVITIES	(205,807)	(48,437)
FINANCING ACTIVITIES:
Stock options exercised	(3,122)	609
Excess tax benefits from share-based compensation	5,335	529
Dividends paid	(70,019)	(64,600)
Purchase of stock	(296)	(9,095)

NET CASH USED IN FINANCING ACTIVITIES	(68,102)	(72,557)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	982	3,497

NET DECREASE IN CASH AND CASH EQUIVALENTS	(100,630)	(64,086)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	525,054	529,968

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$424,424	$465,882

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company”) for the year ended December 31, 2011. Accordingly, the unaudited interim condensed consolidated financial statements and related disclosures herein should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements were issued.

Note B—Segment Information

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net sales:
Automotive	$1,493,499	$1,404,865
Industrial	1,121,223	999,771
Office products	426,153	432,666
Electrical/electronic materials	147,116	139,814
Other	(6,703)	(2,918)

Total net sales	$3,181,288	$2,974,198

Operating profit:
Automotive	$114,561	$97,899
Industrial	84,328	66,009
Office products	37,515	37,404
Electrica l/electronic materials	11,966	10,070

Total operating profit	248,370	211,382
Interest expense, net	(4,715)	(6,500)
Other, net	(15,487)	(12,902)

Income before income taxes	$228,168	$191,980

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income and comprehensive income.

Note C—Comprehensive Income

Comprehensive income was $174.8 million and $154.8 million for the three months ended March 31, 2012 and 2011, respectively. The difference between comprehensive income and net income was due to foreign currency translation adjustments and pension and other post-retirement benefit adjustments, as summarized below:

	Three months Ended March 31,
	2012	2011
	(in thousands)
Net income	$146,255	$126,515
Other comprehensive income:
Foreign currency translation	18,677	21,575
Pension and other post-retirement benefit adjustments:
Recognition of prior service credit, net of tax	(1,239)	(1,256)
Recognition of actuarial loss, net of tax	11,081	8,004

Total other comprehensive income	28,519	28,323

Comprehensive income	$174,774	$154,838

Note D—Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements for annual periods. Additionally, ASU 2011-05 eliminates the option to present comprehensive income and its components as part of the statement of stockholders’ equity. For interim periods, an entity is only required to present a total for comprehensive income. ASU 2011-05 is effective for the Company’s interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-05 only changed the manner of comprehensive income presentation in the condensed consolidated financial statements for the three months ended March 31, 2012 and 2011. The adoption of this ASU had no impact on the Company’s reported financial position, cash flows, or results of operations in the interim condensed consolidated financial statements, and will have no such impact on the annual consolidated financial statements.

Note E—Share-Based Compensation

As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in the 2011 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At March 31, 2012, total compensation cost related to nonvested awards not yet recognized was approximately $13.6 million, as compared to $15.9 million at December 31, 2011. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for options, SARs and RSUs outstanding at March 31, 2012 was approximately $98.8 million. At March 31, 2012, the aggregate intrinsic value for options, SARs and RSUs vested totaled approximately $64.6 million, and the weighted-average contractual life for outstanding and exercisable options, SARs and RSUs was approximately six and five years, respectively. For the three months ended March 31, 2012, $1.7 million of share-based compensation cost was recorded, as compared to $0.5 million for the same period in the prior year. There were no outstanding options to purchase shares of common stock that were excluded from the computation of diluted earnings per share for the three month periods ended March 31, 2012 and March 31, 2011.

On April 2, 2012, the Company granted approximately 858,000 SARs and 145,000 RSUs.

Note F—Employee Benefit Plans

Net periodic benefit cost included the following components for the three months ended March 31:

	Pension Benefits		Other Post-retirement Benefits
	2012	2011	2012	2011
	(in thousands)
Service cost	$3,833	$3,187	$—	$—
Interest cost	25,144	24,064	67	117
Expected return on plan assets	(32,094)	(31,053)	—	—
Amortization of prior service credit	(1,748)	(1,750)	(233)	(265)
Amortization of actuarial loss	17,755	12,671	317	433

Net periodic benefit cost	$12,890	$7,119	$151	$285

Pension benefits also include amounts related to a supplemental retirement plan. During the three months ended March 31, 2012, the Company did not make a contribution to the pension plan.

Note G—Guarantees

The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or direct or indirect equity ownership interest in any of the independents. The Company does not control the independents or the affiliates but receives a fee for the guarantee. The Company has concluded that the independents are variable interest entities but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entity’s economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At March 31, 2012, the Company was in compliance with all such covenants.

At March 31, 2012, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $216.1 million. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

The Company has accrued for certain guarantees related to the independents’ and affiliates’ borrowings as of March 31, 2012. These liabilities are not material to the financial position of the Company and are included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

Note H—Fair Value of Financial Instruments

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At March 31, 2012, the fair value of fixed rate debt was approximately $509.3 million. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e. significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity.

Note I—Equity Investment

Effective January 1, 2012, the Company acquired a 30% investment in the Exego Group for approximately $164.6 million. The acquisition was funded with the Company’s cash on hand. The Exego Group, which is headquartered in Melbourne, Australia, is a leading aftermarket distributor of automotive replacement parts and accessories in Australasia, with annual revenues of approximately $1 billion and a company-owned store footprint of more than 430 locations across Australia and New Zealand. The Company has an option to acquire the remaining 70% of Exego at a later date contingent upon Exego achieving certain earnings thresholds. However, there can be no guarantee that such thresholds will be met or, if they are met, whether the Company would exercise its purchase option. The Company has accounted for the investment under the equity method of accounting.

Note J—Subsequent Event

On May 1, 2012 the Company acquired Quaker City Motor Parts Co. (“Quaker City”) for approximately $350 million. Quaker City, headquartered in Middleton, Delaware, is a long-standing NAPA distributor with annual revenues of approximately $300 million. Quaker City serves approximately 270 auto parts stores, approximately 140 of which are company-owned. The Company funded the acquisition with cash on hand and short-term borrowings under credit facilities. In connection with this acquisition, the Company entered into a $200 million unsecured credit facility on April 23, 2012. The facility matures upon the earlier of September 15, 2012 or the date the Company’s existing $350 million credit facility is refinanced, which expires in December 2012. The credit facility bears interest at LIBOR plus 0.5%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Forward—Looking Statements

Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission (SEC) or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, slowing demand for the Company’s products, changes in general economic conditions, including, unemployment, inflation or deflation, high energy costs, uncertain credit markets and other macro-economic conditions, the ability to maintain favorable vendor arrangements and relationships, disruptions in our vendors’ operations, competitive product, service and pricing pressures, the Company’s ability to successfully implement its business initiatives in each of its four business segments, the Company’s ability to successfully integrate its acquired businesses, the uncertainties and costs of litigation, as well as other risks and uncertainties discussed in the Company’s Annual Report on Form 10-K for 2011 and from time to time in the Company’s subsequent filings with the SEC.

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-K, 10-Q, 8-K and other reports to the SEC.

Overview

Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the three months ended March 31, 2012, business was conducted throughout the United States, Canada, Mexico and Puerto Rico from approximately 1,900 locations.

For the three months ended March 31, 2012, we recorded consolidated net income of $146.3 million compared to consolidated net income of $126.5 million in the same period last year, an increase of 16%. The Company continues to focus on several initiatives, such as new and expanded product lines, the penetration of new markets (including by acquisitions), and a variety of gross margin and cost savings initiatives to facilitate consistent and steady growth.

Sales

Sales for the first quarter of 2012 were $3.18 billion, an increase of 7% compared to $2.97 billion for the same period in 2011.

Sales for the Automotive Parts Group increased 6% in the three month period ended March 31, 2012, as compared to the same period in the previous year. The increase in this group’s revenues was primarily due to higher sales volume with both retail and commercial customers. This was partially offset by slight pricing deflation and unfavorable foreign exchange rates associated with our Canadian and Mexican businesses. These two factors negatively impacted sales in the first quarter of 2012 by less than 1%. We expect sales in the Automotive Parts Group to continue to increase as the economy continues to improve and we continue to successfully implement our business initiatives. The Industrial Products Group’s sales increased by 12% for the three month period ended March 31, 2012, as compared to the same period in 2011. Approximately 11% of this increase was due to increased volumes and acquisitions contributed the remaining 1% for this period. Price inflation was not a material factor to sales in the first quarter of 2012. Industrial market indices, such as Industrial Production and Capacity Utilization, trended positively over the three months ended March 31, 2012, indicating ongoing improvement in the manufacturing sector of the economy served by the Industrial Parts Group. As a result, we expect sales in our Industrial Products Group will continue to grow. Sales for the Office Products Group decreased by approximately 2% for the three month period ended March 31, 2012, as compared to the same period in 2011. Sales volume for this group declined by approximately 4% in the first quarter of 2012 and this was partially offset by price inflation of approximately 2%. The overall office products industry continues to experience soft market conditions, and we expect sales to remain flat or improve slightly as a result. Sales for the Electrical/Electronic Materials Group increased 5% for the three month period ended March 31, 2012, as compared to the same period of the previous year. Sales volume was down by approximately 2% in the first quarter and price deflation, including the impact of copper pricing decreased sales by approximately 3% for the three month period ended March 31, 2012, as compared to the same period of the previous year. Acquisitions contributed approximately 10% to sales for the first quarter 2012 as compared to the same period of the prior year. We expect continued growth for this group over the remainder of the year.

Cost of Goods Sold/Expenses

Cost of goods sold for the first quarter of 2012 was $2.26 billion, a 6% increase from $2.13 billion for the first quarter of 2011. The increase in cost of goods sold for the first quarter was primarily related to the sales increase for the same period. As a percentage of net sales, cost of goods sold represented 71.1% of net sales for the three month period ended March 31, 2012, as compared to 71.5% for the same period of the prior year. Our cost of sales includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers and retail stores, vendor income and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor income, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures and (iv) physical inventory adjustments.

Total operating expenses of $690.9 million decreased to 21.7% of net sales for the first quarter of 2012, as compared to $656.8 million, or 22.1% for the same period of the prior year. The decrease in operating expenses as a percentage of net sales for the first quarter ended March 31, 2012 is due to approximately $10 million in cost savings initiatives recognized in the period as well as the benefit of greater expense leverage associated with our 7% sales growth for the three month period ended March 31, 2012. Our operating expenses are substantially comprised of compensation and benefit costs for the Company’s personnel. Other major expense categories include facility occupancy costs for headquarters, distribution center and store operations, insurance costs, accounting, legal and professional services, transportation and delivery costs, travel and advertising. Management’s ongoing cost control measures in these areas have served to improve the Company’s cost structure.

Operating Profit

Operating profit of $248.4 million increased to 7.8% of net sales for the three months ended March 31, 2012, as compared to 7.1% for the same period of the previous year. This improvement was driven by the increase in gross margin and decrease in operating expenses as a percentage of net sales for the three month period ended March 31, 2012.

The Automotive Parts Group’s operating profit increased 17% in the first quarter of 2012 and its operating profit margin increased to 7.7% for the three months ended March 31, 2012, as compared to 7.0% in the same period of the prior year. For the three month period ended March 31, 2012, operating profit margin for this group improved due to cost savings and improved expense leverage on increased revenues. The Industrial Products Group had a 28% increase in operating profit in the first quarter of 2012 compared to the first quarter of 2011, and the operating profit margin for this group in the first quarter of 2012 increased to 7.5% as compared to 6.6% in the same period of the previous year. The improved operating profit margin for this group is due to the combination of increased volume incentives, cost savings and greater expense leverage on sales growth. For the three month period ended March 31, 2012, the Office Products Group’s operating profit remained unchanged as compared to the same period of the prior year. The Office Products Group’s operating profit margin increased to 8.8% for the three month period ended March 31, 2012, as compared to 8.6% in the same three month period ended March 31, 2011. The increase in operating profit margin for this group relates to the positive impact of 2% price inflation and ongoing initiatives to reduce costs. The Electrical/Electronic Materials Group increased its operating profit by 19% in the first quarter, and its operating profit margin increased to 8.1% as compared to 7.2% in the first quarter of the previous year. The improvement in operating profit and operating profit margin for this group is primarily due to the positive margin impact of decreases in copper pricing as well as cost savings for the three month period ended March 31, 2012.

Income Taxes

The effective income tax rate increased to 35.9% for the three months ended March 31, 2012, as compared to 34.1% for the three months ended March 31, 2011. The increase in the Company’s rate is due to a favorable adjustment recorded in the first three months ended March 31, 2011 associated with the expiration of the statute of limitations related to certain international taxes.

Net Income

Net income for the three months ended March 31, 2012 was $146.3 million, an increase of 16% as compared to $126.5 million for the same three month period of 2011. On a per share diluted basis, net income was $.93, an increase of 16% as compared to $.80 for the first quarter of last year.

Financial Condition

The Company’s cash balance at March 31, 2012 decreased $100.6 million or 19% from December 31, 2011, due to $188.9 million used for acquisitions and other investing activities and $16.9 million invested in the Company via capital expenditures.

Accounts receivable increased $144.5 million or 10% from December 31, 2011, which is due to the Company’s overall sales increase. Inventory was in-line with the inventory balance at December 31, 2011. Goodwill and other intangible assets increased $13.1 million or 5% from December 31, 2011, in association with one acquisition in the three month period ended March 31, 2012. Other assets increased $181.8 million or 67% compared to December 31, 2011, which primarily reflects the Company’s 30% investment in the Exego Group for approximately $164.6 million. Accounts payable increased $119.1 million or 8% from December 31, 2011. This change is primarily due to more favorable payment terms and other payables initiatives negotiated with our vendors in the three months ended March 31, 2012. The Company’s debt is discussed below.

Liquidity and Capital Resources

Total debt is at fixed rates of interest and remains unchanged at $500 million as of March 31, 2012, compared to December 31, 2011. These notes of $250 million each are due in November 2013 and November 2016 carry an interest rate of 4.67% and 3.35%, respectively.

The ratio of current assets to current liabilities was 2.4 to 1 at March 31, 2012, as compared to 2.5 to 1 at December 31, 2011.

The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including share repurchases, if any, for the foreseeable future. The Company maintains a $350 million unsecured revolving line of credit with a consortium of financial institutions, which matures in December 2012 and bears interest at LIBOR plus .30%. At March 31, 2012, no amounts were outstanding under the line of credit.

On May 1, 2012 the Company acquired Quaker City Motor Parts Co. (“Quaker City”) for approximately $350 million. The Company funded the acquisition with cash on hand and short-term borrowings under credit facilities. In connection with this acquisition, the Company entered into a $200 million unsecured credit facility on April 23, 2012. The facility matures upon the earlier of September 15, 2012 or the date the Company’s existing $350 million credit facility is refinanced, which expires in December 2012. The new credit facility bears interest at LIBOR plus 0.5%.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposure is the Canadian dollar, which is the functional currency of our Canadian operations. As previously noted under “Sales”, foreign currency exchange exposure, particularly in regard to the Canadian dollar and, to a lesser extent, the Mexican peso, negatively impacted our results for the three month period ended March 31, 2012. There have been no other material changes in market risk from the information provided in the Company’s Annual Report on Form10-K for the year ended December 31, 2011.

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

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2012 through January 31, 2012	282,915	$62.18	35	13,548,127
February 1, 2012 through February 29, 2012	191,790	$62.26	—	13,548,127
March 1, 2012 through March 31, 2012	131,031	$62.95	4,666	13,543,461
Totals	605,736	$62.37	4,701	13,543,461

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
(2)	On November 17, 2008, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 13.5 million shares authorized in the 2008 plan remain available to be repurchased by the Company. There were no other publicly announced plans as of March 31, 2012.

Item 6.	Exhibits

(a)	The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 20, 2007)

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer - filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer - filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer – furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer – furnished herewith

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three month period ended March 31, 2012 and 2011; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) the Notes to the Condensed Consolidated Financial Statements – submitted herewith pursuant to Rule 406T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: May 7, 2012	/s/ Jerry W. Nix
Jerry W. Nix
Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)