Form 10-Q
period 2012-09-30
GENUINE PARTS CO
filed 2012-11-08
CIK 40987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2012
Common Stock, $1.00 par value per share	155,130,605 Shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$398,118	$525,054
Trade accounts receivable, less allowance for doubtful accounts (2012 – $30,395; 2011 – $16,916)	1,606,297	1,461,011
Merchandise inventories, net – at lower of cost or market	2,351,321	2,261,997
Prepaid expenses and other current assets	308,839	328,534

TOTAL CURRENT ASSETS	4,664,575	4,576,596
Goodwill and other intangible assets, less accumulated amortization	504,192	279,775
Deferred tax assets	232,845	250,906
Other assets	483,370	272,110
Property, plant and equipment, less allowance for depreciation (2012 – $762,495; 2011 – $732,390)	560,900	500,204

TOTAL ASSETS	$6,445,882	$5,879,591

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,754,253	$1,440,762
Income taxes payable	26,682	35,267
Dividends payable	76,814	70,021
Other current liabilities	243,868	266,023

TOTAL CURRENT LIABILITIES	2,101,617	1,812,073
Long-term debt	500,000	500,000
Pension and other post–retirement benefit liabilities	476,108	493,721
Other long-term liabilities	301,988	280,978
EQUITY:
Preferred stock, par value – $1 per share
Authorized – 10,000,000 shares – None issued	-0-	-0-
Common stock, par value – $1 per share
Authorized – 450,000,000 shares
Issued – 2012 – 155,130,605; 2011 – 155,651,116	155,131	155,651
Retained earnings	3,321,517	3,109,622
Accumulated other comprehensive loss	(420,845)	(482,038)

TOTAL PARENT EQUITY	3,055,803	2,783,235
Noncontrolling interests in subsidiaries	10,366	9,584

TOTAL EQUITY	3,066,169	2,792,819

TOTAL LIABILITIES AND EQUITY	$6,445,882	$5,879,591

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2012	2011	2012	2011
	(unaudited)
	(in thousands, except per share data)
Net sales	$3,375,778	$3,285,560	$9,894,902	$9,444,742
Cost of goods sold	2,399,742	2,337,028	7,027,469	6,731,302

Gross profit	976,036	948,532	2,867,433	2,713,440

Operating expenses:
Selling, administrative & other expenses	678,894	679,967	2,027,098	1,965,871
Depreciation and amortization	25,609	21,465	73,329	66,938

	704,503	701,432	2,100,427	2,032,809

Income before income taxes	271,533	247,100	767,006	680,631
Income taxes	98,590	95,268	279,190	250,472

Net income	$172,943	$151,832	$487,816	$430,159

Basic net income per common share	$1.11	$.97	$3.14	$2.74

Diluted net income per common share	$1.11	$.97	$3.11	$2.72

Dividends declared per common share	$.495	$.45	$1.485	$1.35

Weighted average common shares outstanding	155,147	156,206	155,568	157,024

Dilutive effect of stock options and non-vested restricted stock awards	988	942	1,038	965

Weighted average common shares outstanding – assuming dilution	156,135	157,148	156,606	157,989

Comprehensive income	$210,542	$84,920	$549,009	$403,119

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(unaudited)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$487,816	$430,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,329	66,938
Share-based compensation	8,098	5,835
Excess tax benefits from share-based compensation	(9,239)	(2,446)
Other	(1,011)	(952)
Changes in operating assets and liabilities	205,827	(2,126)

NET CASH PROVIDED BY OPERATING ACTIVITIES	764,820	497,408

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(71,627)	(63,932)
Acquisition of businesses and other investing activities	(545,378)	(105,129)

NET CASH USED IN INVESTING ACTIVITIES	(617,005)	(169,061)

FINANCING ACTIVITIES:
Proceeds from line of credit	750,000	—
Payments on line of credit	(750,000)	—
Stock options exercised	(4,008)	1,638
Excess tax benefits from share-based compensation	9,239	2,446
Dividends paid	(224,170)	(206,236)
Purchase of stock	(58,808)	(113,359)

NET CASH USED IN FINANCING ACTIVITIES	(277,747)	(315,511)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,996	(8,003)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(126,936)	4,833

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	525,054	529,968

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$398,118	$534,801

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements covered by this quarterly report were issued.

Note B—Segment Information

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net sales:
Automotive	$1,650,857	$1,611,333	$4,789,258	$4,601,272
Industrial	1,138,854	1,089,826	3,398,801	3,140,855
Office products	444,255	447,310	1,283,748	1,297,965
Electrical/electronic materials	150,877	143,342	447,433	419,936
Other	(9,065)	(6,251)	(24,338)	(15,286)

Total net sales	$3,375,778	$3,285,560	$9,894,902	$9,444,742

Operating profit:
Automotive	$150,648	$141,233	$418,187	$377,927
Industrial	94,621	97,191	274,002	248,489
Office products	29,942	27,204	98,068	95,975
Electrical/electronic materials	13,555	11,138	38,454	30,380

Total operating profit	288,766	276,766	828,711	752,771
Interest expense, net	(4,971)	(6,244)	(14,705)	(18,980)
Other, net	(12,262)	(23,422)	(47,000)	(53,160)

Income before income taxes	$271,533	$247,100	$767,006	$680,631

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income and comprehensive income.

Note C—Comprehensive Income

Comprehensive income was $549.0 million and $403.1 million for the nine months ended September 30, 2012 and 2011, respectively. The difference between comprehensive income and net income was due to foreign currency translation adjustments and pension and other post-retirement benefit adjustments, as summarized below:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net income	$487,816	$430,159
Other comprehensive income (loss):
Foreign currency translation	29,727	(37,547)
Pension and other post-retirement benefit adjustments:
Recognition of prior service credit, net of tax	(3,715)	(3,931)
Recognition of actuarial loss, net of tax	35,181	14,438

Total other comprehensive income (loss)	61,193	(27,040)

Comprehensive income	$549,009	$403,119

Comprehensive income for the three months ended September 30, 2012 and 2011 totaled $210.5 million and $84.9 million, respectively.

Note D—Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements for annual periods. Additionally, ASU 2011-05 eliminates the option to present comprehensive income and its components as part of the statement of stockholders’ equity. For interim periods, an entity is only required to present a total for comprehensive income. ASU 2011-05 is effective for the Company’s interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-05 only changed the manner of comprehensive income presentation in the condensed consolidated financial statements for the nine months ended September 30, 2012 and 2011. The adoption of this ASU had no impact on the Company’s reported financial position, cash flows, or results of operations in the interim condensed consolidated financial statements, and will have no impact on the annual consolidated financial statements.

Note E—Credit Facility

On September 11, 2012, the Company entered into a multi-currency Syndicated Facility Agreement (the “Syndicated Facility”) with a syndicate of banks. The Syndicated Facility replaces the $350.0 million unsecured revolving line of credit dated December 18, 2007 that was scheduled to mature in December 2012. The Syndicated Facility is for $850.0 million and expires September 11, 2017. The Syndicated Facility contains an option to increase the borrowing capacity by an additional $350.0 million, as well as an option by the Company to decrease the borrowing capacity or terminate the Syndicated Facility with appropriate notice. The interest rate on borrowing under the Syndicated Facility is based on LIBOR plus a margin. The margin is based on the Company’s leverage ratio as defined in the Syndicated Facility and the initial margin is 0.75%. The Syndicated Facility contains customary covenants, representations and warranties that are standard for this type of credit facility. The Company is required to comply with a financial covenant with respect to a maximum leverage ratio. In addition, the Syndicated Facility contains customary default provisions including, but not limited to, failure to pay principal or interest when due, failure to comply with covenants, or a change in control. At September 30, 2012, no amounts were outstanding under the Syndicated Facility and the Company was in compliance with all covenants thereunder.

Note F—Share-Based Compensation

As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in its 2011 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At September 30, 2012, total compensation cost related to nonvested awards not yet recognized was approximately $23.1 million, as compared to $15.9 million at December 31, 2011. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for options, SARs and RSUs outstanding at September 30, 2012 was approximately $86.7 million. At September 30, 2012, the aggregate intrinsic value for options, SARs and RSUs vested totaled approximately $56.1 million, and the weighted-average contractual life for outstanding and exercisable options, SARs and RSUs was approximately six and five years, respectively. For the nine months ended September 30, 2012, $8.1 million of share-based compensation cost was recorded, as compared to $5.8 million for the same period in the prior year. On April 2, 2012, the Company granted approximately 858,000 SARs and 145,000 RSUs.

Options to purchase approximately 0.8 million and 0.7 million shares of common stock were outstanding but excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2012, as compared to approximately 1.0 million and 0.7 million shares in the three and nine month periods of the prior year. These options were excluded from the computation of diluted net income per common share because the options’ exercise price was greater than the average market price of the common stock.

Note G—Employee Benefit Plans

Net periodic benefit cost included the following components for the three months ended September 30:

	Pension Benefits		Other Post-retirement Benefits
	2012	2011	2012	2011
	(in thousands)
Service cost	$3,801	$3,440	$—	$—
Interest cost	25,030	24,807	66	123
Expected return on plan assets	(32,098)	(30,918)	—	—
Amortization of prior service credit	(1,749)	(1,720)	(232)	(168)
Amortization of actuarial loss	17,314	14,417	307	415

Net periodic benefit cost	$12,298	$10,026	$141	$370

Net periodic benefit cost included the following components for the nine months ended September 30:

	Pension Benefits		Other Post-retirement Benefits
	2012	2011	2012	2011
	(in thousands)
Service cost	$11,452	$9,822	$—	$—
Interest cost	75,299	72,948	200	356
Expected return on plan assets	(96,260)	(93,044)	—	—
Amortization of prior service credit	(5,241)	(5,223)	(698)	(698)
Amortization of actuarial loss	52,809	39,766	941	1,282

Net periodic benefit cost	$38,059	$24,269	$443	$940

Pension benefits also include amounts related to a supplemental retirement plan. During the nine months ended September 30, 2012, the Company did not make a contribution to the pension plan.

Note H—Guarantees

The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or direct or indirect equity ownership interest in any of the independents. The Company does not control the independents or the affiliates but receives a fee for the guarantee. The Company has concluded that the independents are variable interest entities but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entity’s economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At September 30, 2012, the Company was in compliance with all such covenants.

At September 30, 2012, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $231.0 million. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

The Company has accrued for certain guarantees related to the independents’ and affiliates’ borrowings as of September 30, 2012. These liabilities are not material to the financial position of the Company and are included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

Note I—Fair Value of Financial Instruments

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At September 30, 2012, the fair value of fixed rate debt was approximately $518.2 million. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity.

Note J—Equity Investment

Effective January 1, 2012, the Company acquired a 30% investment in the Exego Group for approximately $165.6 million. The acquisition was funded with the Company’s cash on hand. The Exego Group, which is headquartered in Melbourne, Australia, is a leading aftermarket distributor of automotive replacement parts and accessories in Australasia, with annual revenues of approximately $1 billion and a company-owned store footprint of more than 430 locations across Australia and New Zealand. The Company has an option to acquire the remaining 70% of Exego at a later date contingent upon certain earnings thresholds Exego has yet to achieve. However, there can be no guarantee that such thresholds will be met or, if they are met, whether the Company would exercise its purchase option. The Company has accounted for the investment under the equity method of accounting.

Note K—Acquisitions

On May 1, 2012 the Company acquired Quaker City Motor Parts Co. (“Quaker City”) for $343 million, net of cash acquired. Quaker City, headquartered in Middleton, Delaware, is a long-standing NAPA distributor with annual revenues of approximately $300 million. Quaker City serves approximately 270 auto parts stores, of which approximately 140 are company-owned. The Company funded the acquisition with cash on hand and short-term borrowings under credit facilities.

The results of operations for Quaker City were included in the Company’s condensed consolidated statements of income beginning on the acquisition date. The Company recorded approximately $220.0 million of goodwill and other intangible assets associated with the acquisition. The Company is in the process of analyzing the estimated values of assets and liabilities acquired as of the acquisition date and is obtaining third-party valuations of certain tangible and intangible assets. The acquisition accounting price is therefore preliminary and subject to revision.

Note L – Subsequent Event

Subsequent to September 30, 2012, the Company reconsidered its interpretation of the authoritative literature related to accounting for potential sales returns of automotive parts sold by the NAPA distribution businesses in our automotive segment. Upon review, the Company concluded that there is an error in the current method of accounting for such potential sales returns, but that the error is not material to any of the condensed consolidated financial statements presented herein or any prior period financial statements. However, an adjustment to correct the cumulative effect of the error will be reflected on the Company’s consolidated balance sheet and will affect inventory, customer deposits, deferred tax assets and beginning retained earnings in the earliest period presented. The Company’s preliminary estimate of the understatement of inventory and customer deposits is $250 to $350 million and the net effect of these adjustments will gross up our balance sheet increasing both current assets and current liabilities with the net result being an immaterial impact on our working capital. The preliminary estimate of the impact on retained earnings, net of deferred taxes, is $20 to $40 million, or less than 2% of our consolidated equity. The Company has not recorded these adjustments to the balance sheets presented herein because the Company is still working to determine the amount of the adjustments, but has completed sufficient analysis to estimate the ranges as noted above. The Company is working to refine this preliminary estimate and will adjust the Company’s consolidated financial statements, as necessary, in the Company’s 2012 Form 10-K.

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

Forward-Looking Statements

Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission (SEC) or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, slowing demand for the Company’s products, changes in general economic conditions, including, unemployment, inflation or deflation, high energy costs, uncertain credit markets and other macro-economic conditions, the ability to maintain favorable vendor arrangements and relationships, disruptions in our vendors’ operations, competitive product, service and pricing pressures, the Company’s ability to successfully implement its business initiatives in each of its four business segments, the Company’s ability to successfully integrate its acquired businesses, the uncertainties and costs of litigation, the possibility that our estimates of accounting adjustments may prove to be incorrect, as well as other risks and uncertainties discussed in the Company’s Annual Report on Form 10-K for 2011 and from time to time in the Company’s subsequent filings with the SEC.

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent reports on Forms 10-K, 10-Q, 8-K and other filings we make with the SEC.

Overview

Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the nine months ended September 30, 2012, business was conducted throughout the United States, Canada, Mexico and Puerto Rico from approximately 1,900 locations.

For the three months ended September 30, 2012, we recorded consolidated net income of $172.9 million compared to consolidated net income of $151.8 million in the same period last year, an increase of 14%. For the nine months ended September 30, 2012, we recorded consolidated net income of $487.8 million compared to consolidated net income of $430.2 million in the same period last year, an increase of 13%. The Company continues to focus on several initiatives, such as new and expanded product lines, the penetration of new markets (including by acquisitions), and a variety of gross margin and cost savings initiatives to facilitate consistent and steady growth.

Sales

Sales for the third quarter of 2012 were $3.38 billion, an increase of 3% compared to $3.29 billion for the same period in 2011. For the nine months ended September 30, 2012, sales were $9.89 billion, an increase of 5% compared to $9.44 billion in the same period of the prior year.

Sales for the Automotive Parts Group increased 2.5% in the third quarter of 2012 and 4% for the nine months ended September 30, 2012, as compared to the same periods in the previous year. The increase in this group’s revenues was primarily due to the acquisition of Quaker City Motor Parts Co. (“Quaker City”). In addition, slight pricing deflation and unfavorable foreign exchange rates associated with our Canadian and Mexican businesses negatively impacted sales in the third quarter and nine month periods ended September 30, 2012 by approximately 1%. We expect sales in the Automotive Parts Group to continue to increase at more modest growth rates due to the generally slow economic conditions impacting the automotive aftermarket. The Industrial Products Group’s sales increased by 4.5% and 8% for the three and nine month periods ended September 30, 2012, as compared to the same periods in 2011, respectively. Price inflation was not a material factor to sales in the three months ended September 30, 2012, but contributed approximately 1% of sales growth for the nine month period ended September 30, 2012. Industrial market indices, such as Industrial Production and Capacity Utilization, moderated slightly in the third quarter but overall the indices remained at relatively healthy levels through September 30, 2012, indicating relative stability in the manufacturing sector of the economy served by the Industrial Parts Group. As a result, we expect opportunities for continued sales growth in our Industrial Products Group. Sales for the Office Products Group decreased by approximately 1% for the three and nine month periods ended September 30, 2012, as compared to the same periods in 2011. Sales volume for this group declined by approximately 1% in the three month period ended September 30, 2012, accounting for the overall decline. Sales volume declined 4% for the nine month period ended September 30, 2012, which was partially offset by price inflation of approximately 3%. White-collar employment is a leading indicator for this segment, and the overall office products industry’s soft market conditions are reflective of on-going elevated levels of white-collar unemployment. Sales for the Electrical/Electronic Materials Group increased 5% and 7% for the three and nine month periods ended September 30, 2012, as compared to the same period of the previous year, respectively. Sales volume was down by approximately 1% in the third quarter and nine month periods ended September 30, 2012. Price deflation, including the impact of copper pricing decreased sales by approximately 2% for the three and nine month periods ended September 30, 2012. However, the decreased sales volume and price deflation were more than offset by acquisitions that contributed approximately 8% and 10% to sales for the three and nine month periods of 2012, respectively, as compared to the same periods of the prior year. We expect continued growth for this group over the remainder of the year.

Cost of Goods Sold/Expenses

Cost of goods sold for the third quarter of 2012 was $2.40 billion, a 3% increase from $2.34 billion for the third quarter of 2011. The increase in cost of goods sold for the third quarter was primarily related to the sales increase for the same period. As a percentage of net sales, cost of goods sold represented 71.1% of net sales for the three month period ended September 30, 2012, and remained unchanged as compared to the same three month period in 2011. For the nine months ended September 30, 2012, cost of goods sold was $7.03 billion, a 4% increase from $6.73 billion for the same period last year, and as a percent of sales decreased to 71.0% as compared to 71.3% in the same nine month period of 2011. Our cost of sales includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers and retail stores, vendor income and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor income or vendor pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures and (iv) physical inventory adjustments.

Total operating expenses of $704.5 million decreased to 20.9% of net sales for the third quarter of 2012 compared to $701.4 million, or 21.3% of net sales for the same period of the prior year. For the nine months ended September 30, 2012, these expenses totaled $2.10 billion, or 21.2% of net sales, an improvement from $2.03 billion, or 21.5% of net sales for the same period in the prior year. The decrease in operating expenses as a percentage of net sales for the three and nine month periods ended September 30, 2012 is due to approximately $17 million and $31 million in cost savings initiatives recognized, respectively. Our operating expenses are substantially comprised of compensation and benefit costs for the Company’s personnel. Other major expense categories include facility occupancy costs for headquarters, distribution center and store operations, insurance costs, accounting, legal and professional services, transportation and delivery costs, travel and advertising. Management’s ongoing cost control measures in these areas have served to improve the Company’s cost structure.

Operating Profit

Operating profit of $288.8 million increased to 8.6% of net sales for the three months ended September 30, 2012, compared to 8.4% of net sales for the same period of the previous year. For the nine months ended September 30, 2012, operating profit of $828.7 million increased to 8.4% of net sales, compared to $752.8 million or 8.0% of net sales in the same period in 2011. This improvement was driven by the increase in gross margin and decrease in operating expenses as a percentage of net sales for the three and nine month periods ended September 30, 2012.

The Automotive Parts Group’s operating profit increased 7% in the third quarter of 2012 and its operating profit margin increased to 9.1% for the three months ended September 30, 2012, compared to 8.8% in the same period of the prior year. For the nine months ended September 30, 2012, operating profit increased 11% compared to the same period of the prior year, and the operating profit margin increased to 8.7% compared to 8.2% for the same period last year. For the three and nine month periods ended September 30, 2012, operating profit margin for this group improved due to cost savings and improved expense leverage on increased revenues. The Industrial Products Group had a 3% decrease in operating profit in the third quarter of 2012 compared to the third quarter of 2011, and the operating profit margin for this group in the third quarter of 2012 decreased to 8.3% compared to 8.9% in the same period of the previous year. This decrease is primarily attributable to a reduced level of volume incentives earned in the three month period ended September 30, 2012, as compared to the same three month period in 2011. Operating profit for the Industrial Products Group increased by 10% for the nine month period ended September 30, 2012, compared to the same period in 2011, and the operating profit margin increased to 8.1% compared to 7.9% for the same period in 2011. Notwithstanding the reduced level of volume incentives in the most recent quarter, the improved operating profit margin for this group through the nine months ended September 30, 2012 is primarily due to increased volume incentives. The Office Products Group’s operating profit increased 10% in the third quarter of 2012 compared to the same three month period in 2011, and the operating profit margin for this group increased to 6.7% compared to 6.1% in the same period of 2011. For the nine months ended September 30, 2012, the Office Products Group’s operating profit increased 2% compared to the same period of the prior year and the operating profit margin increased to 7.6% compared to 7.4% for the same period in 2011. The increase in operating profit margin for this group is a result of the positive impact of 3% price inflation and ongoing initiatives to reduce costs. The Electrical/Electronic Materials Group increased its operating profit by 22% in the third quarter, and its operating profit margin increased to 9.0% compared to 7.8% in the third quarter of the previous year. Operating profit increased by 27% for the nine month period ended September 30, 2012, compared to the same period in 2011, and the operating profit margin increased to 8.6% compared to 7.2% for the same nine month period in 2011. The improvement in operating profit and operating profit margin for this group is primarily due to the positive margin impact of decreases in copper pricing, as well as the result of cost savings initiatives for the three and nine month periods ended September 30, 2012.

Income Taxes

The effective income tax rate decreased to 36.3% for the three month period ended September 30, 2012, compared to 38.6% for the same three month period ended September 30, 2011, due to a favorable retirement asset valuation adjustment. The effective income tax rate was 36.4% for the nine months ended September 30, 2012, compared to 36.8% for the same period in 2011. The rate decrease for the nine months ended September 30, 2012 is primarily due to a favorable retirement asset valuation adjustment.

Net Income

Net income for the three months ended September 30, 2012 was $172.9 million, an increase of 14% as compared to $151.8 million for the same three month period of 2011. On a per share diluted basis, net income was $1.11, an increase of 14% as compared to $.97 for the third quarter of last year. Net income for the nine months ended September 30, 2012 was $487.8 million, an increase of 13% from $430.2 million recorded in the same period of the previous year. Net income on a per share diluted basis for the nine months ended September 30, 2012, was $3.11, up 14% compared to $2.72 for the same nine month period in 2011.

Financial Condition

The Company’s cash balance at September 30, 2012 decreased $126.9 million or 24% from December 31, 2011, due to $545.4 million used for acquisitions and other investing activities, $71.6 million invested in the Company via capital expenditures, and $58.8 million for share repurchases; offset by a net favorable reduction in working capital.

Accounts receivable increased $145.3 million or 10% from December 31, 2011, which is due to the Company’s overall sales increase and acquisitions. Inventory increased $89.3 million or 4% compared to the inventory balance at December 31, 2011, due to acquisitions. Goodwill and other intangible assets increased $224.4 million or 80% from December 31, 2011, in association with two acquisitions in the nine month period ended September 30, 2012. Other assets increased $211.3 million or 78% compared to December 31, 2011, which primarily reflects the Company’s 30% investment in the Exego Group for approximately $165.6 million. Accounts payable increased $313.5 million or 22% from December 31, 2011. This change is primarily due to more favorable payment terms, acquisitions and other payables initiatives negotiated with our vendors in the nine month period ended September 30, 2012. The Company’s debt is discussed below.

Liquidity and Capital Resources

Total debt is at fixed rates of interest and remains unchanged at $500.0 million as of September 30, 2012, compared to December 31, 2011. Debt is comprised of two notes of $250.0 million each, due in November 2013 and November 2016 carrying an interest rate of 4.67% and 3.35%, respectively.

The ratio of current assets to current liabilities was 2.2 to 1 at September 30, 2012, as compared to 2.5 to 1 at December 31, 2011.

On September 11, 2012, the Company entered into a multi-currency Syndicated Facility Agreement (the “Syndicated Facility”) with a syndicate of banks. The Syndicated Facility replaces the $350.0 million unsecured revolving line of credit dated December 18, 2007 that was scheduled to mature in December 2012. The Syndicated Facility is for $850.0 million and expires September 11, 2017. The Syndicated Facility contains an option to increase the borrowing capacity by an additional $350.0 million, as well as an option by the Company to decrease the borrowing capacity or terminate the Syndicated Facility with appropriate notice. The interest rate on borrowings under the Syndicated Facility is based on LIBOR plus a margin. The margin is based on the Company’s leverage ratio as defined in the Syndicated Facility and the initial margin is 0.75%.

The Syndicated Facility contains customary covenants, representations and warranties that are standard for this type of credit facility. The Company is required to comply with a financial covenant with respect to a maximum leverage ratio. In addition, the Syndicated Facility contains customary default provisions including, but not limited to, failure to pay principal or interest when due, failure to comply with covenants, or a change in control. At September 30, 2012, no amounts were outstanding under the Syndicated Facility and the Company was in compliance with all covenants thereunder.

The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including share repurchases, if any, for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposure is the Canadian dollar, which is the functional currency of our Canadian operations. As previously noted under “Sales,” foreign currency exchange exposure, particularly in regard to the Canadian dollar and, to a lesser extent, the Mexican peso, negatively impacted our results for the three and nine month periods ended September 30, 2012. There have been no other material changes in market risk from the information provided in the Company’s Annual Report on Form10-K for the year ended December 31, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

July 1, 2012 through July 31, 2012	67,115	$62.91	—	12,628,761

August 1, 2012 through August 31, 2012	98,975	$64.09	5,559	12,623,202

September 1, 2012 through September 30, 2012	103,087	$61.81	56,300	12,566,902

Totals	269,177	$62.92	61,859	12,566,902

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
(2)	On November 17, 2008, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 12.6 million shares authorized in the 2008 plan remain available to be repurchased by the Company. There were no other publicly announced plans as of September 30, 2012.

Item 6. Exhibits

(a) The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 20, 2007)

Exhibit 10.1	Syndicated Facility Agreement dated September 11, 2012 - filed herewith

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer - filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer - filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer – furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer – furnished herewith

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine month periods ended September 30, 2012 and 2011; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (iv) the Notes to the Condensed Consolidated Financial Statements – submitted herewith pursuant to Rule 406T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company
(Registrant)

Date: November 8, 2012	/s/ Jerry W. Nix
Jerry W. Nix
Vice Chairman and Chief Financial Officer
(Principal Financial and Accounting Officer)