Form 10-K
period 2012-12-31
GENUINE PARTS CO
filed 2013-02-26
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $9,048,947,000 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2013
Common Stock, $1 par value per share	154,868,013 shares

Specifically identified portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2013 are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.	BUSINESS.

Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials through our four operating segments, each described in more detail below. In 2012, business was conducted throughout the United States, in Canada and in Mexico from approximately 2,000 locations. As of December 31, 2012, the Company employed approximately 31,900 persons.

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

In Part III of this Form 10-K, we incorporate certain information by reference to our proxy statement for our 2013 annual meeting of shareholders. We expect to file that proxy statement with the SEC on or about February 26, 2013, and we will make it available online at the same time at http://www.proxydocs.com/gpc. Please refer to the proxy statement for the information incorporated by reference into Part III of this Form 10-K when it is available.

AUTOMOTIVE PARTS GROUP

The Automotive Parts Group, the largest division of the Company, distributes automotive parts and accessory items. In addition to over 427,000 available part numbers, the Company offers complete inventory, cataloging, marketing, training and other programs in the automotive aftermarket. The Company, as a result of its acquisition of Quaker City Motor Parts Co. in May 2012, is now the sole member of the National Automotive Parts Association (“NAPA”), a voluntary trade association formed in 1925 to provide nationwide distribution of automotive parts.

During 2012, the Company’s Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores (“auto parts stores” or “NAPA AUTO PARTS stores”) owned and operated in the United States by the Company; NAPA and Traction automotive parts distribution centers and auto parts stores in the United States and Canada owned and operated by the Company and NAPA Canada/UAP Inc. (“NAPA Canada/UAP”), a wholly-owned subsidiary of the Company; auto parts stores and distribution centers in the United States operated by corporations in which the Company owned either a noncontrolling or controlling interest; auto parts stores in Canada operated by corporations in which UAP owns a 50% interest; import automotive parts distribution centers in the United States owned by the Company and operated by its Altrom America division; import automotive parts distribution centers in Canada owned and operated by Altrom Canada Corporation (“Altrom Canada”), a wholly-owned subsidiary of the Company; distribution centers in the United States owned by Balkamp, Inc. (“Balkamp”), a wholly-owned subsidiary of the Company; distribution facilities in the United States owned by the Company and operated by its Rayloc division; and automotive parts distribution centers and automotive parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. (“Auto Todo”), a wholly-owned subsidiary of the Company.

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

Effective January 1, 2012, the Company acquired a 30% investment in the Exego Group (“Exego”) for approximately $166 million (US$) in cash. Exego, headquartered in Melbourne, Australia, is a leading aftermarket distributor of automotive replacement parts and accessories in Australasia, with annual revenues of approximately $1 billion (US$) and a company-owned store footprint of more than 430 locations across Australia and New Zealand. In accordance with the purchase agreement, the Company has an option to acquire the remaining 70% interest in Exego at a later date, contingent upon Exego meeting certain earnings thresholds. In 2012, the Company accounted for this investment under the equity method of accounting.

Effective May 1, 2012, the Company acquired Quaker City Motor Parts Co. (“Quaker City”) for approximately $343 million, net of cash acquired. Quaker City, headquartered in Middletown, Delaware, was a long standing NAPA distributor with annual revenues of approximately $300 million. Quaker City serves approximately 270 auto parts stores, of which approximately 140 are company-owned. The Company funded the acquisition with cash on hand and short-term borrowings under credit facilities.

The Company’s NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, SUVs, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes replacement parts for small engines, farm equipment and heavy duty equipment. The Company’s inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company’s domestic automotive operations purchase from approximately 100 different suppliers, approximately 53% of 2012 automotive parts inventories were purchased from 10 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers, which have protected the Company from inventory obsolescence.

Distribution System.    In 2012, the Company operated 64 domestic NAPA automotive parts distribution centers located in 41 states and approximately 1,100 domestic company-owned NAPA AUTO PARTS stores located in 46 states. At December 31, 2012, the Company owned either a noncontrolling or controlling interest in ten corporations, which operated approximately 58 auto parts stores in eight states.

NAPA Canada/UAP, founded in 1926, is a Canadian leader in the distribution and marketing of replacement parts and accessories for automobiles and trucks. NAPA Canada/UAP employs approximately 3,600 people and operates a network of 12 distribution centers supplying approximately 595 NAPA stores and 103 Traction wholesalers. Traction is a supplier of parts to small and large fleet owners and operators and, together with NAPA stores, is a significant supplier to the mining and forestry industries. The NAPA stores and Traction wholesalers in Canada include approximately 184 company owned stores, 13 joint ventures and 27 progressive owners in which NAPA Canada/UAP owns a 50% interest and approximately 474 independently owned stores. NAPA and Traction operations supply bannered installers and independent installers in all provinces of Canada, as well as networks of service stations and repair shops operating under the banners of national accounts. UAP is a licensee of the NAPA® name in Canada.

In Canada, Altrom Canada operates 14 import automotive parts distribution centers. In the United States, Altrom America operates two import automotive parts distribution centers.

In Mexico, Auto Todo owns and operates 11 distribution centers, four auto parts stores and four tire centers. Auto Todo is a licensee of the NAPA® name in Mexico.

The Company’s domestic distribution centers serve approximately 4,900 independently owned NAPA AUTO PARTS stores located throughout the United States. NAPA AUTO PARTS stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, these independent automotive parts stores account for approximately 65% of the Company’s total U.S. Automotive sales and 25% of the Company’s total sales, with no automotive parts store or group of automotive parts stores with individual or common ownership accounting for more than 0.25% of the total sales of the Company.

Products.    Distribution centers have access to over 427,000 different parts and related supply items. Each item is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers. Most orders are filled and shipped the same day as they are received. The majority of sales are paid from statements with varied terms and conditions. The Company does not manufacture any of the products it distributes. The majority of products are distributed under the NAPA® name, a mark licensed to the Company by NAPA, which is important to the sales and marketing of these products. Traction sales also include products distributed under the HD Plus name, a proprietary line of automotive parts for the heavy duty truck market.

Related Operations.    Balkamp, a wholly-owned subsidiary of the Company, distributes a wide variety of replacement parts and accessory items for passenger cars, heavy-duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the 63,000 products, which constitute the “Balkamp” line of products that are distributed through the NAPA system. These products are categorized into over 240 different product groups purchased from approximately 450 domestic suppliers and 100 foreign manufacturers. Balkamp has two distribution centers located in Plainfield, Indiana, and West Jordan, Utah. In addition, Balkamp operates two redistribution centers that provide the NAPA system with over 1,500 SKUs of oils, chemicals and procurement items. BALKAMP®, a federally registered trademark, is important to the sales and marketing promotions of the Balkamp organization.

The Company, through its Rayloc division, operates four facilities where certain small automotive parts are distributed through the NAPA system under the NAPA® brand name. Rayloc® is a mark licensed to the Company by NAPA.

The Company’s Heavy Vehicle Parts Group operates as TW Distribution, with one warehouse location in Atlanta, Georgia, which serves 23 Traction Heavy Duty parts stores in the United States, of which 15 are company-owned and eight are independently owned. This group distributes heavy vehicle parts through the NAPA system and direct to small fleet owners and operators.

Segment Data.    In the years ended December 31, 2012 and 2011, sales from the Automotive Parts Group were approximately 49% of the Company’s net sales, as compared to 50% in 2010. For additional segment information, see Note 11 of Notes to Consolidated Financial Statements beginning on page F-1.

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

The Company, has developed and refined an inventory classification system to determine optimum distribution center and auto parts store inventory levels for automotive parts stocking based on automotive registrations, usage rates, production statistics, technological advances and other similar factors. This system, which undergoes continuous analytical review, is an integral part of the Company’s inventory control procedures and comprises an important feature of the inventory management services that the Company makes available to its NAPA AUTO PARTS store customers. Over the last 20 years, losses to the Company from obsolescence have been insignificant and the Company attributes this to the successful operation of its classification system, which involves product return privileges with most of its suppliers.

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

NAPA.    The Company is the sole member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose members in 2012 owned and operated 64 distribution centers located throughout the United States. NAPA develops marketing concepts and programs that may be used by its members which, at December 31, 2012, includes only the Company. It is not involved in the chain of distribution.

Among the automotive lines within the NAPA system that the Company purchases and distributes are certain lines designated, cataloged, advertised and promoted as “NAPA” lines. The Company is not required to purchase any specific quantity of parts so designated and may, and does, purchase competitive lines from other supply sources.

The Company uses the federally registered trademark NAPA® as part of the trade name of its distribution centers and parts stores. The Company contributes to NAPA’s national advertising program, which is designed to increase public recognition of the NAPA name and to promote NAPA product lines.

The Company is a party, together with the former members of NAPA, to a consent decree entered by the Federal District Court in Detroit, Michigan, on May 4, 1954. The consent decree enjoins certain practices under the federal antitrust laws, including the use of exclusive agreements with manufacturers of automotive parts, allocation or division of territories among the Company and former NAPA members, fixing of prices or terms of sale for such parts among such members, and agreements to adhere to any uniform policy in selecting parts customers or determining the number and location of, or arrangements with, auto parts customers.

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

In Canada, industrial parts are distributed by Motion Industries (Canada), Inc. (“Motion Canada”). The Mexican market is served by Motion Mexico S de RL de CV (“Motion Mexico”). These organizations operate in the Company’s North American structure.

As of December 31, 2012, the Industrial Parts Group served more than 150,000 customers in all types of industries located throughout North America, including the food and beverage, forest products, primary metal, pulp and paper, mining, automotive, oil and gas, petrochemical and pharmaceutical industries; as well as strategically targeted specialty industries such as power generation, wastewater treatment facilities, wind power generation, solar power, government projects, pipelines, railroad, ports, and others. Motion services all manufacturing and processing industries with access to a database of 4.8 million parts. Additionally, Motion provides U.S. government agencies access to approximately 585,000 products and replacement parts through a Government Services Administration (GSA) schedule.

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

Distribution System.    In North America, the Industrial Parts Group operated 509 branches, 14 distribution centers and 50 service centers as of December 31, 2012. The distribution centers stock and distribute more than 240,000 different items purchased from more than 1,100 different suppliers. The service centers provide hydraulic, hose and mechanical repairs for customers. Approximately 50% of 2012 total industrial product purchases were made from 10 major suppliers. Sales are generated from the Industrial Parts Group’s branches located in 48 states, Puerto Rico, nine provinces in Canada, and Mexico. Each branch has warehouse facilities that stock significant amounts of inventory representative of the products used by customers in the respective market area served.

Products.    The Industrial Parts Group distributes a wide variety of parts and products to its customers, primarily industrial concerns. Products include such items as hoses, belts, bearings, pulleys, pumps, valves, chains, gears, sprockets, speed reducers, electric motors, and industrial supplies. In recent years, Motion expanded its offering to include systems and automation products in response to the increasing sophistication of motion control and process automation for full systems integration of plant equipment. Manufacturing trends and government policies have led to opportunities in the “green” and energy-efficient product markets, focusing on product offerings such as energy-efficient motors and drives, recyclable and environmentally friendly parts and supplies. The nature of this group’s business demands the maintenance of adequate inventories and the ability to promptly meet demanding delivery requirements. Virtually all of the products distributed are installed by the customer or used in plant and facility maintenance activities. Most orders are filled immediately from existing stock and deliveries are normally made within 24 hours of receipt of order. The majority of all sales are on open account. Motion has ongoing purchase agreements with existing customers that represent approximately 50% of the annual sales volume.

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

Segment Data.    In the year ended December 31, 2012, sales from the Company’s Industrial Parts Group approximated 34% of the Company’s net sales, as compared to 33% in 2011 and 31% in 2010. For additional segment information, see Note 11 of Notes to Consolidated Financial Statements beginning on page F-1.

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

OFFICE PRODUCTS GROUP

The Office Products Group, operated through S. P. Richards Company (“S. P. Richards”), a wholly owned subsidiary of the Company, is headquartered in Atlanta, Georgia. S. P. Richards is engaged in the wholesale distribution of a broad line of office and other business related products through a diverse customer base of resellers. These products are used in homes, businesses, schools, offices, and other institutions. Office products fall into the general categories of computer supplies, imaging products, office furniture, office machines, general office products, school supplies, cleaning and breakroom supplies, safety and security items, and healthcare products.

The Office Products Group is represented in Canada through S. P. Richards Canada, a wholly-owned subsidiary of the Company headquartered near Toronto, Ontario. S. P. Richards Canada services office product resellers throughout Canada from locations in Vancouver, Toronto, Calgary, Edmonton and Winnipeg.

Distribution System.    The Office Products Group distributes more than 50,000 items to over 4,000 business product resellers throughout the United States and Canada from a network of 41 distribution centers. In 2012, the Company merged its Greensboro and Charlotte, North Carolina operations into one highly automated, state-of-the-art facility. This group’s network of strategically located distribution centers provides overnight delivery of the Company’s comprehensive product offering. Approximately 50% of the Company’s 2012 total office products purchases were made from 10 major suppliers.

The Office Products Group sells to a wide variety of resellers of business products. These resellers include independently owned office product dealers, national office product superstores and mass merchants, large contract stationers, mail order companies, internet resellers, college bookstores, military base stores, office furniture dealers, value-added technology resellers, business machine dealers, janitorial and sanitation supply distributors and safety product resellers. Resellers are offered comprehensive marketing programs, which include print and electronic catalogs and flyers, electronic content for reseller websites, and education and training resources. In addition, market analytics programs are made available to qualified resellers.

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

While the Company’s inventory includes products from nearly 600 of the industry’s leading manufacturers worldwide, S. P. Richards also markets products under its eight proprietary brands. These brands include: Sparco™, an economical line of office supply basics; Compucessory®, a line of computer accessories; Lorell™, a line of office furniture; NatureSaver®, an offering of recycled products; Elite Image®, a line of new and remanufactured toner cartridges, premium papers and labels; Integra™, a line of writing instruments; Genuine Joe®, a line of cleaning and breakroom products; and Business Source®, a line of basic office supplies available only to independent resellers. Through the Company’s FurnitureAdvantage™ program, S. P. Richards provides resellers with an additional 7,000 furniture items made available to consumers in 7 to 10 business days. The Company also offers PrintSmart™, a fully featured managed print solution allowing resellers to serve the changing needs of the print environment.

Segment Data.    In the year ended December 31, 2012, sales from the Company’s Office Products Group approximated 13% of the Company’s net sales, as compared to 14% in 2011 and 15% in 2010. For additional segment information, see Note 11 of Notes to Consolidated Financial Statements beginning on page F-1.

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

ELECTRICAL/ELECTRONIC MATERIALS GROUP

The Electrical/Electronic Materials Group was formed on July 1, 1998 through the acquisition of EIS, Inc. (“EIS”), a wholly-owned subsidiary of the Company headquartered in Atlanta, Georgia. This Group distributes materials to more than 20,000 electrical and electronic manufacturers, as well as industrial assembly and specialty wire/cable markets in North America. With 41 branch locations in the United States, Puerto Rico, the Dominican Republic, Mexico and Canada, this Group distributes over 100,000 items including wire and cable, insulating and conductive materials, assembly tools and test equipment. EIS also has four manufacturing facilities that provide custom fabricated parts.

Effective February 1, 2012, the Company acquired Light Fabrications Inc., a fabricator of flexible materials with one U.S. location in Rochester, New York and annual revenues of approximately $18 million.

Distribution System.    The Electrical/Electronic Materials Group provides distribution services to OEM’s, motor repair shops, specialty wire and cable users and a broad variety of industrial assembly markets. EIS actively utilizes its e-commerce Internet site to present its products to customers while allowing these on-line visitors to conveniently purchase from a large product assortment.

Electrical and electronic, industrial assembly, and wire/cable products are distributed from warehouse locations in major user markets throughout the United States, as well as in Mexico, Canada, Puerto Rico, and the Dominican Republic. EIS has return privileges with some of its suppliers, which have protected the Company from inventory obsolescence.

Products.    The Electrical/Electronic Materials Group distributes a wide variety of products to customers from over 350 vendors. These products include custom fabricated flexible materials that are used as components within a customer’s manufactured finished product in a variety of market segments. Among the products distributed and fabricated are such items as magnet wire, conductive materials, electrical wire and cable, insulating and shielding materials, assembly tools, test equipment, adhesives and chemicals, pressure sensitive tapes, solder, anti-static products and thermal management products. To meet the prompt delivery demands of its customers, this Group maintains large inventories. The majority of sales are on open account. Approximately 45% of 2012 total Electrical/Electronic Materials Group purchases were made from 10 major suppliers.

Integrated Supply.    The Electrical/Electronic Materials Group’s integrated supply programs are a part of the marketing strategy, as a greater number of customers — especially national accounts — are given the opportunity to participate in this low-cost, high-service capability. The Group developed AIMS (Advanced Inventory Management System), a totally integrated, highly automated solution for inventory management. The Group’s Integrated Supply offering also includes AIMS EASI, an electronic vending dispenser used to eliminate costly tool cribs, or in-house stores, at customer warehouse facilities.

Segment Data.    In the years ended December 31, 2012, 2011 and 2010, sales from the Company’s Electrical/Electronic Materials Group approximated 4% of the Company’s net sales. For additional segment information, see Note 11 of Notes to Consolidated Financial Statements beginning on page F-1.

Competition.    The electrical and electronics distribution business is highly competitive. The Electrical/Electronic Materials Group competes with other distributors specializing in the distribution of electrical and electronic products, general line distributors and, to a lesser extent, manufacturers that sell directly to customers. EIS competes primarily on factors of price, product offerings, service and engineered solutions. Further information regarding competition in the industry is set forth in “Item 1A. Risk Factors — We Face Substantial Competition in the Industries in Which We Do Business.”

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

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-Q, 8-K and other reports to the SEC.

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

The Company’s Automotive Parts Group currently operates 64 NAPA Distribution Centers in the United States distributed among ten geographic divisions. Approximately 90% of the distribution center properties are owned by the Company. At December 31, 2012, the Company operated approximately 1,100 NAPA AUTO PARTS stores located in 46 states, and the Company owned either a noncontrolling or controlling interest in 58 additional auto parts stores in eight states. Other than NAPA AUTO PARTS stores located within Company owned distribution centers, the majority of the automotive parts stores in which the Company has an ownership interest are operated in leased facilities. In addition, NAPA Canada/UAP operates 12 distribution centers and approximately 184 automotive parts and Traction stores in Canada, excluding any joint ventures. Auto Todo operates eleven distribution centers and eight stores and tire centers in Mexico. These operations are primarily conducted in leased facilities.

The Company’s Automotive Parts Group also operates four Balkamp distribution/redistribution centers, four Rayloc distribution facilities and two transfer and shipping facilities. Nearly all of the Balkamp and Rayloc operations are conducted in facilities owned by the Company. Altrom Canada operates 14 import parts distribution centers and Altrom America operates two import parts distribution centers. The Heavy Vehicle Parts Group operates one TW distribution center, which serves 23 Traction stores of which 15 are company owned and located in the U.S. These operations are conducted in leased facilities.

The Company’s Industrial Parts Group, operating through Motion and Motion Canada, operates 14 distribution centers, 50 service centers and 509 branches. Approximately 90% of these branches are operated in leased facilities.

The Company’s Office Products Group operates 36 facilities in the United States and five facilities in Canada distributed among the Group’s five geographic divisions. Approximately 75% of these facilities are operated in leased buildings.

The Company’s Electrical/Electronic Materials Group operates in 39 locations in the United States, one location in Puerto Rico, one location in the Dominican Republic, three locations in Mexico and one location in Canada. All of this Group’s 45 facilities are operated in leased buildings except one facility, which is owned.

We believe that our facilities on the whole are in good condition, are adequately insured, are fully utilized and are suitable and adequate for the conduct of our current operations.

For additional information regarding rental expense on leased properties, see Note 4 of Notes to Consolidated Financial Statements beginning on page F-1.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is subject to various legal and governmental proceedings, many involving routine litigation incidental to the businesses, including approximately 3,000 product liability lawsuits resulting from its national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts distributed by the Company. While litigation of any type contains an element of uncertainty, the Company believes that its defense and ultimate resolution of pending and reasonably anticipated claims will continue to occur within the ordinary course of the Company’s business and that resolution of these claims will not have a material effect on the Company’s business, results of operations or financial condition.

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

Market Information Regarding Common Stock

The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol “GPC”. The following table sets forth the high and low sales prices for the common stock per quarter as reported on the New York Stock Exchange and dividends per share of common stock paid during the last two fiscal years:

	Sales Price of Common Shares
	2012		2011
	High	Low	High	Low
Quarter
First	$66.43	$60.84	$55.70	$49.86
Second	66.50	55.58	55.99	49.74
Third	65.18	58.73	57.66	46.10
Fourth	66.90	59.53	62.21	48.53

	Dividends Declared per Share
	2012	2011
Quarter
First	$0.495	$0.450
Second	0.495	0.450
Third	0.495	0.450
Fourth	0.495	0.450

Stock Performance Graph

Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return on the Company’s Common Stock against the cumulative total shareholder return of the Standard and Poor’s 500 Stock Index and a peer group composite index structured by the Company as set forth below for the five year period that commenced December 31, 2007 and ended December 31, 2012. This graph assumes that $100 was invested on December 31, 2007 in Genuine Parts Company Common Stock, the S&P 500 Stock Index (the Company is a member of the S&P 500, and its cumulative total shareholder return went into calculating the S&P 500 results set forth in the graph) and the peer group composite index as set forth below and assumes reinvestment of all dividends.

Comparison of five year cumulative total shareholder return

Genuine Parts Company, S&P 500 Index and peer group composite index

Cumulative Total Shareholder Return $ at Fiscal Year End	2007	2008	2009	2010	2011	2012
Genuine Parts Company	100.00	84.96	89.37	125.59	154.82	166.05
S&P 500	100.00	63.00	79.67	91.67	93.60	108.58
Peer Index	100.00	56.86	81.33	117.88	113.08	129.44

In constructing the peer group composite index (“Peer Index”) for use in the stock performance graph above, the Company used the shareholder returns of various publicly held companies (weighted in accordance with each company’s stock market capitalization at December 31, 2007 and including reinvestment of dividends) that compete with the Company in three industry segments: automotive parts, industrial parts and office products (each group of companies included in the Peer Index as competing with the Company in a separate industry segment is hereinafter referred to as a “Peer Group”). Included in the automotive parts Peer Group are those companies making up the Dow Jones U.S. Auto Parts Index (the Company is a member of such industry group, and its individual shareholder return was included when calculating the Peer Index results set forth in the performance graph). Included in the industrial parts Peer Group are Applied Industrial Technologies, Inc. and Kaman Corporation and included in the office products Peer Group is United Stationers Inc. The Peer Index does not break out a separate electrical/electronic peer group due to the fact that there is currently no true market comparative to EIS. The electrical/electronic component of sales is redistributed to the Company’s other segments on a pro rata basis to calculate the final Peer Index.

In determining the Peer Index, each Peer Group was weighted to reflect the Company’s annual net sales in each industry segment. Each industry segment of the Company comprised the following percentages of the Company’s net sales for the fiscal years shown:

Industry Segment	2007	2008	2009	2010	2011	2012
Automotive Parts	49%	48%	52%	50%	49%	49%
Industrial Parts	31%	32%	29%	31%	33%	34%
Office Products	16%	16%	16%	15%	14%	13%
Electrical/Electronic Materials	4%	4%	3%	4%	4%	4%

Holders

As of December 31, 2012, there were 5,246 holders of record of the Company’s common stock. The number of holders of record does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Sales of Unregistered Securities

All of our sales of securities in 2012 were registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table provides information about the purchases of shares of the Company’s common stock during the three month period ended December 31, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2012 through October 31, 2012	79,924	$60.47	75,700	12,491,202
November 1, 2012 through November 30, 2012	415,748	$61.20	303,145	12,188,057
December 1, 2012 through December 31, 2012	170,127	$64.26	1,352	12,186,705
Totals	665,799	$61.90	380,197	12,186,705

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)	On November 17, 2008, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 12.2 million shares authorized in the 2008 plan remain available to be repurchased by the Company. There were no other publicly announced plans as of December 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA.

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

Year Ended December 31,	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Net sales	$13,013,868	$12,458,877	$11,207,589	$10,057,512	$11,015,263
Cost of goods sold	9,235,777	8,852,837	7,954,645	7,047,750	7,742,773
Operating and non-operating expenses, net	2,759,159	2,715,234	2,491,161	2,365,597	2,504,022
Income before taxes	1,018,932	890,806	761,783	644,165	768,468
Income taxes	370,891	325,690	286,272	244,590	293,051
Net income	$648,041	$565,116	$475,511	$399,575	$475,417
Weighted average common shares outstanding during year — assuming dilution	156,420	157,660	158,461	159,707	162,986
Per common share:
Diluted net income	$4.14	$3.58	$3.00	$2.50	$2.92
Dividends declared	1.98	1.80	1.64	1.60	1.56
December 31 closing stock price	63.58	61.20	51.34	37.96	37.86
Long-term debt, less current maturities	250,000	500,000	250,000	500,000	500,000
Total equity	3,008,179	2,753,591	2,763,486	2,590,144	2,354,150
Total assets	$6,807,061	$6,202,774	$5,788,227	$5,327,872	$5,109,533

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Genuine Parts Company is a service organization engaged in the distribution of automotive parts, industrial parts, office products and electrical/electronic materials. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. In 2012, the Company conducted business throughout the United States, Canada, Mexico and Puerto Rico from approximately 2,000 locations.

We recorded consolidated net sales of $13.0 billion for the year ended December 31, 2012, an increase of 4.5% compared to $12.5 billion in 2011. Consolidated net income for the year ended December 31, 2012 was $648 million, up 15% from $565 million in 2011. The Company’s internal growth initiatives and effective cost management, which we discuss further below, served to drive our solid financial performance for the year, despite the slowing industry trends across our businesses as the year progressed.

The 4.5% sales growth in 2012 follows an 11% increase in revenues in both 2010 and 2011. Our 15% increase in net income follows a 19% increase in net income in 2010 and 2011. Throughout the two year period preceding 2012, we experienced strong and steady growth in three of our four business segments, as conditions in these industries improved significantly from the depressed levels experienced in 2009. These favorable conditions began to moderate following the first quarter of 2012, which created a more challenging sales environment over the balance of the year. Over the three year period of 2010 through 2012, our financial performance was also positively impacted by a variety of initiatives we implemented to grow sales and earnings in each of our four businesses. Examples of such initiatives include strategic acquisitions, the introduction of new and expanded product lines, geographic expansion, sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives. We discuss these initiatives further below.

With regard to the December 31, 2012 consolidated balance sheet, the Company’s cash balance of $403 million was down from cash of $525 million at December 31, 2011, due primarily to two investments in our automotive business during 2012, which are discussed further under Liquidity and Capital Resources. The Company’s strong cash position was supported by the increase in net income and ongoing working capital management in 2012. Accounts receivable increased by approximately 2%, which is below our sales increase in the fourth quarter of the year, and inventory was up by just under 7%, primarily from acquisitions. Accounts payable increased $241 million or 17% from the prior year. The significant increase in this line item is due primarily to improved payment terms with certain suppliers. Total debt outstanding at December 31, 2012 was unchanged from $500 million at December 31, 2011.

RESULTS OF OPERATIONS

Our results of operations are summarized below for the three years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	(In thousands except per share data)
Net Sales	$13,013,868	$12,458,877	$11,207,589
Gross Profit	3,778,091	3,606,040	3,252,944
Net Income	648,041	565,116	475,511
Diluted Earnings Per Share	4.14	3.58	3.00

Net Sales

Consolidated net sales for the year ended December 31, 2012 totaled $13.0 billion, a 4.5% increase from 2011 and driven by sales increases in three of our four business segments. Acquisitions in our Automotive and Electrical businesses contributed 2% to our sales growth and increased sales volume added approximately 2% to sales. The impact of product inflation varied by business, as, cumulatively, prices in 2012 were flat in the Automotive segment, up approximately 2% in the Industrial segment, flat in the Electrical segment and up approximately 3% in the Office segment. The Company is well positioned to improve sales again in 2013.

Consolidated net sales for the year ended December 31, 2011 totaled $12.5 billion, an 11% increase from 2010. The Company showed sales growth in all four of our business segments in 2011. The increase in total sales volume for the year added approximately 9% to sales, while acquisitions and the effect of currency associated with our Canadian and Mexican businesses each contributed 1% as well. Cumulatively, prices in 2011 were up approximately 3% in the Automotive segment, up approximately 4% in the Industrial segment, up approximately 5% in the Electrical segment and up approximately 2% in the Office segment.

Automotive Group

Net sales for the Automotive Group (“Automotive”) were $6.3 billion in 2012, an increase of 4% from 2011. The increase in sales for the year was primarily due to the May 1, 2012 acquisition of Quaker City Motor Parts Co. (“Quaker City”), which contributed approximately 3% to sales. Additionally, Automotive achieved a positive comparable store sales increase of slightly more than 1%. Automotive sales were not materially impacted by product inflation or the effect of currency associated with our Canadian and Mexican businesses. In 2012, Automotive revenues were up 6% in the first quarter, then up 4% in the second quarter, up 2.5% in the third quarter and up 5% in the fourth quarter. We believe that the underlying fundamentals in the automotive aftermarket, including the overall aging of the vehicle populations, remain solid and will serve to drive increased demand for automotive aftermarket maintenance and supply items in 2013. Based on these fundamentals and the internal growth initiatives in our Automotive business, we expect to grow our sales for this group again in 2013.

Net sales for Automotive were $6.1 billion in 2011, an increase of 8% from 2010. Sales improved in 2011 due primarily to positive comparable stores sales growth of approximately 6%. Other factors impacting our Automotive sales for the year include higher transaction value associated with product inflation, which contributed approximately 1%, and the effect of currency associated with our Canadian and Mexican businesses, which positively impacted sales by approximately 1%. Automotive revenues were up 9% in the first, second and third quarters, and were up 6% in the fourth quarter.

Industrial Group

Net sales for Motion Industries, our Industrial Group (“Industrial”), were $4.5 billion in 2012, an increase of 7% compared to 2011. The positive impact of their internal sales initiatives, which drove higher sales volume, contributed 5% to sales. Higher transaction values in 2012 associated with product inflation added another 2% to sales. There was no material impact on sales from acquisitions and no effect of currency associated with our Canadian business, as in the prior year. The relative steadiness in the manufacturing sector of the economy served by Industrial was evidenced by sustained levels of manufacturing industrial production and capacity utilization for the year, overall, which this group tends to track. These indices did, however, show some slowing over the second half of 2012 relative to the first half. Consistent with this trend, Industrial revenues were up 12% in the first quarter of 2012, up 8% in the second quarter, then up 4.5% and 2% in the third and fourth quarters, respectively. We anticipate a stable manufacturing environment in the near term and this will provide us opportunities to grow our Industrial business in 2013.

Net sales for Industrial, were $4.2 billion in 2011, an increase of 19% compared to 2010. Factors contributing to the sales increase for this group include the positive impact of their internal sales initiatives, which drove sales volumes up approximately 11%. Also in 2011, sales were positively impacted by higher transaction values associated with product inflation of approximately 4%, acquisitions, which accounted for approximately 3% of Industrial’s sales growth for the year and the effect of currency associated with our Canadian business, which positively impacted sales by less than 1%. Industrial revenues were up 24% in the first quarter of 2011, up 19% in the second quarter, then up 18% and 13% in the third and fourth quarters, respectively.

Office Group

Net sales for S. P. Richards, our Office Products Group (“Office”), were $1.7 billion in 2012, flat with revenues in 2011. The industry-wide slowdown in office products consumption, which continues to pressure this segment, reflects the ongoing elevated levels of white collar unemployment, which the industry tends to track. In addition, other industry trends such as the declining demand for paper and paper based office products are negatively impacting the office products industry. Overall, sales volume in Office declined by 3% for the year, offset by higher transaction values associated with price inflation of approximately 3%. Sales decreased by 1% in the first, second and third quarters, and were up 3% in the fourth quarter of 2012. We expect to improve our sales volumes in 2013, as the economy recovers further and white collar unemployment declines.

Net sales for Office were $1.7 billion in 2011, up 3% from 2010. Office revenues began to stabilize in 2010 relative to prior year trends, and this group was able to make further progress in 2011. Higher transaction values due to product inflation of approximately 2% contributed to our sales growth. We were also pleased to report a 1% increase in sales volume for this business, despite the ongoing difficult environment for the office products industry, which we attribute to the generally slow recovery of white collar employment levels in the U.S. Sales increased approximately 5%, 4% and 3% in the first, second and third quarters, respectively, and were down 1% in the fourth quarter of 2011.

Electrical Group

Net sales for EIS, our Electrical and Electronic Group (“Electrical”), increased to $583 million in 2012, up 4.5% from 2011. The increase in revenues is due primarily to acquisitions, which contributed approximately 8% to our sales growth in 2012. A 2.5% decrease in sales volume and a 1% negative impact from copper pricing for the year served to offset this increase. Electrical’s customer base experienced slightly weaker manufacturing expansion during the year, as measured by the Institute for Supply Management’s Purchasing Managers Index. Sales for Electrical increased by 5% in the first quarter, and were up 9% in the second quarter, up 5% in the third quarter and were down 2% in the fourth quarter. Based on the underlying assumption for stronger manufacturing expansion in 2013, the Company currently anticipates another year of reasonable growth in the Electrical business.

Net sales for Electrical increased to $558 million in 2011, up 24% from 2010. Acquisitions contributed approximately 11% to Electrical’s sales growth, and the effect of copper pricing had a 3% positive sales impact for the year. The increase in sales volume, supported by continued manufacturing expansion during the year, contributed 5% to sales in 2011 and product inflation, which resulted in higher transaction values, added another 5% to sales. Electrical sales increased by 39% in the first quarter, followed by increases of 28% in the second quarter, 22% in the third quarter and 10% in the fourth quarter.

Cost of Goods Sold

The Company includes in Cost of Goods sold the actual cost of merchandise, which represents the vast majority of this line item. Other costs in Cost of Goods sold include warranty costs and in-bound freight from the supplier, net of any vendor allowances and incentives. Cost of goods sold was $9.2 billion, $8.9 billion and $8.0 billion in 2012, 2011 and 2010, respectively. The 4% increase in cost of goods sold from 2011 to 2012 is directly related to the sales increase for the same period, as actual costs remained steady. Cost of goods sold represented 71.0% of net sales in 2012, 71.1 % of net sales in 2011 and 71.0% of net sales in 2010. The slight decrease in cost of goods sold as a percent of net sales for 2012 reflects our gross margin initiatives to enhance our pricing strategies, promote and sell higher margin products and minimize material acquisition costs. In 2011, these initiatives were offset by the negative impact of certain pricing adjustments implemented in Automotive as well as ongoing competitive pricing pressures in the Industrial and Office businesses, hence the lower gross margin level in 2011 when compared to 2010.

In 2012, only the Industrial and Office business segments experienced vendor price increases. In the previous two years, all four of our business segments experienced vendor price increases although, in 2010, the Automotive and Office increases were relatively immaterial. In any year where we experience price increases, we are able to work with our customers to pass most of these along to them.

Operating Expenses

The Company includes in Selling, administrative and other expenses (“SG&A”), all personnel and personnel related costs at its headquarters, distribution centers and stores, which accounts for approximately 60% of total SG&A. Additional costs in SG&A include our facility, delivery, marketing, advertising, legal and professional costs. SG&A increased by $54 million or approximately 2% to $2.6 billion in 2012, representing 20.4% of net sales and down from 20.8% of net sales in 2011. SG&A expenses as a percentage of net sales improved from the prior year due to slightly greater expense leverage associated with our sales growth, combined with management’s ongoing cost control measures in areas such as personnel, freight, fleet and logistics. Excluding acquisitions, the Company’s headcount at December 31, 2012 decreased by approximately 1% from 2011. These expense initiatives have served to further improve the Company’s cost structure. Our management teams remain focused on properly managing the Company’s expenses and continuing to assess the appropriate cost structure in our businesses. Depreciation and amortization expense was $98 million in 2012, an increase of $9 million or 11% from 2011. This increase primarily relates to the amortization associated with acquisitions during the year. The provision for doubtful accounts was $8 million in 2012, down $5 million or 40% from $13 million in 2011. We believe the Company is adequately reserved for bad debts at December 31, 2012.

SG&A increased by $228 million or 10% to $2.6 billion in 2011, representing 20.8% of net sales and down from 21.1% of net sales in 2010. SG&A expenses as a percentage of net sales improved from the prior year due primarily to the benefit of greater expense leverage associated with the second consecutive 11% sales increase for the year. In addition, management’s ongoing cost control measures served to further improve the Company’s cost structure. After reducing the size of its workforce by approximately 12% during 2008 and 2009, the Company has only added back approximately 2% of that over the two year period of 2011 and 2010 (including acquisitions). Depreciation and amortization expense in 2011 was $89 million, relatively in-line with 2010. The provision for doubtful accounts was $13 million in 2011, up nearly $3 million or 25% from $11 million in 2010. The increase in bad debt expense was primarily a function of the increase in sales for the year and not due to collections issues.

Total share-based compensation expense for the years ended December 31, 2012, 2011 and 2010 was $10.7 million, $7.5 million and $7.0 million, respectively. Refer to Note 5 of the Consolidated Financial Statements for further information regarding share-based compensation.

Non-Operating Expenses and Income

Non-operating expenses consist primarily of interest. Interest expense was $20 million in 2012, $27 million in 2011 and $28 million in 2010. The declining trend in interest expense over the past two years is the result of an improved interest rate on certain long-term debt, effective November 2011.

In “Other”, interest income and noncontrolling interests in 2012 increased by approximately $8 million from 2011. This increase reflects the Company’s equity income recorded in 2012 for its 30% investment interest in Exego.

Income Before Income Taxes

Income before income taxes was $1.0 billion in 2012, an increase of 14% from $891 million in 2011. As a percentage of net sales, income before income taxes was 7.8% in 2012, reflecting an increase from 7.1% in 2011. In 2011, income before income taxes of $891 million was up 17% from $762 million in 2010 and as a percentage of net sales was 7.1%, an increase from 6.8% in 2010.

Automotive Group

Automotive income before income taxes as a percentage of net sales, which we refer to as operating margin, increased to 8.6% in 2012 from 7.7% in 2011. The improvement in operating margin for 2012 is attributed primarily to effective cost controls and cost reductions implemented during the year. A slight increase in gross margin also positively impacted their operating margin. Automotive’s initiatives to grow sales and control costs are intended to further improve its operating margin in the years ahead.

Automotive’s operating margin increased to 7.7% in 2011 from 7.5% in 2010. The improvement in operating margin for 2011 is attributed to the benefit of greater expense leverage associated with Automotive’s 8% sales increase for the year.

Industrial Group

Industrial’s operating margin decreased to 7.9% in 2012 from 8.1% in 2011. The decrease in operating margin in 2012 is due to the combination of reduced expense leverage associated with slower sales growth relative to the prior year and the decline in volume incentives for the year. These items were partially offset by effective cost control measures. Industrial will continue to focus on its sales initiatives and cost controls to further improve its operating margin in the years ahead.

Industrial’s operating margin increased to 8.1% in 2011 from 7.3% in 2010. The increase in operating margin in 2011 was due to the combination of greater expense leverage associated with a 19% sales increase, cost savings and increased volume incentives.

Office Group

Office’s operating margin has been relatively steady over the last three years, at 8.0% in 2012, 7.9% in 2011 and 8.0% in 2010. In each of these three periods, the cost savings measures in the Office segment were somewhat offset by the ongoing gross margin pressures associated with the slow demand for office products across the industry. Office will continue to focus on its sales initiatives and cost controls to further improve its operating margin in the years ahead.

Electrical Group

Electrical’s operating margin increased to 8.7% in 2012 from 7.3% in 2011. The increase in operating margin in 2012 is primarily due to the positive impact of effective cost management as well as an improved gross margin. The improvement in gross margin reflects several factors, including higher margin business associated with recent acquisitions, and the decrease in copper prices during the year, which generally do not affect profit dollars, but positively impact margins, as the standard industry practice is to bill copper to the customer at cost. Electrical will continue to focus on its sales initiatives and cost controls to further improve its operating margin in the years ahead.

Electrical’s operating margin increased to 7.3% in 2011 from 6.9% in 2010. The increase in operating margin was due to the combination of greater expense leverage associated with a 24% sales increase and the ongoing benefits of effective cost controls. The improvement in these areas was partially offset by the increase in copper prices during the year, which negatively impacted margins.

Income Taxes

The effective income tax rate of 36.4% in 2012 was down slightly from 36.6% in 2011, primarily due to the favorable impact of a retirement asset valuation adjustment in 2012 relative to 2011. The income tax rate decreased to 36.6% in 2011 from 37.6% in 2010. The decrease from 2010 is primarily attributable to a favorable adjustment recorded in the first quarter of 2011 associated with the statute of limitations related to international taxes.

Net Income

Net income was $648 million in 2012, an increase of 15% from $565 million in 2011. On a per share diluted basis, net income was $4.14 in 2012 compared to $3.58 in 2011, up 16%. Net income in 2012 was 5.0% of net sales compared to 4.5% of net sales in 2011.

In December 2012, the Company’s U.S. Defined Benefit Plan was amended to reflect a hard freeze as of December 31, 2013. The Company recorded a one-time noncash curtailment gain of $23.5 million in connection with this amendment.

Net income was $565 million in 2011, an increase of 19% from $476 million in 2010. On a per share diluted basis, net income was $3.58 in 2011 compared to $3.00 in 2010, up 19%. Net income in 2011 was 4.5% of net sales compared to 4.2% of net sales in 2010.

FINANCIAL CONDITION

Our cash balance of $403 million at December 31, 2012 was down approximately $122 million from our cash balance at December 31, 2011. In 2012, cash provided by the increase in net income and ongoing working capital management was offset by approximately $530 million used for the Exego investment and Quaker City and Light Fabrication acquisitions. The Company’s accounts receivable balance at December 31, 2012 increased by approximately 2% from the prior year, which is less than the Company’s 3.5% sales increase for the fourth quarter of 2012. Inventory at December 31, 2012 was up by approximately 7% from December 31, 2011, which is primarily attributable to acquisitions. Excluding acquisitions, inventory was up by approximately 2% from the prior year. Accounts payable increased $241 million or approximately 17% from December 31, 2011 due primarily to improved payment terms with certain suppliers. Goodwill and other intangible assets increased by $218 million or 78% from December 31, 2011 due to the Company’s acquisitions during the year. The change in our December 31, 2012 balances for pension and other post-retirement benefits liabilities, up $79 million or approximately 16% from December 31, 2011, is primarily due to a change in funded status of the Company’s pension and other post-retirement plans in 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of capital consist primarily of cash flows from operations, supplemented as necessary by private issuances of debt and bank borrowings. We have $500 million of total debt outstanding at

December 31, 2012, of which $250 million matures in November 2013 and $250 million matures in November 2016. In addition, the Company entered into a Syndicated Facility Agreement (the “Syndicated Facility”) for $850 million in September 2012, which replaced the $350 million unsecured revolving line of credit that was scheduled to mature in December 2012. No amounts were outstanding under the Syndicated Facility or line of credit at December 31, 2012 and 2011, respectively. The capital and credit markets were volatile over the last few years, although these conditions did not materially impact our access to these markets. Currently, we believe that our cash on hand and available short-term and long-term sources of capital are sufficient to fund the Company’s operations, including working capital requirements, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, income tax obligations, dividends, share repurchases and contemplated acquisitions.

The ratio of current assets to current liabilities was 1.9 to 1 at December 31, 2012, and, before consideration of current debt outstanding at December 31, 2012, the ratio of current assets to current liabilities was 2.2 to 1. This compares to 2.4 to 1 at December 31, 2011. Our liquidity position remains solid. The Company’s $500 million in total debt outstanding at December 31, 2012 is unchanged from 2011.

Sources and Uses of Net Cash

A summary of the Company’s consolidated statements of cash flows is as follows:

	Year Ended December 31,			Percent Change
Net Cash Provided by (Used in):	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In thousands)
Operating Activities	$906,438	$624,927	$678,663	45%	(8)%
Investing Activities	(651,867)	(231,497)	(172,348)	182%	34%
Financing Activities	(378,834)	(394,140)	(320,569)	(4)%	23%

Net Cash Provided by Operating Activities:

The Company continues to generate cash and net cash provided by operating activities totaled $906 million in 2012. This reflects a 45% increase from 2011, as, collectively, trade accounts receivable, merchandise inventories and trade accounts payable represented a $208 million source of cash in 2012 compared to a $19 million use of cash in 2011. Additionally, net income in 2012 increased by $83 million. Net cash provided by operating activities was $625 million in 2011, an 8% decrease from 2010, as, collectively, trade accounts receivable, merchandise inventories and trade accounts payable represented a $19 million use of cash in 2011 compared to a $185 million source of cash in 2010. This was offset by a $90 million increase in net income.

Net Cash Used in Investing Activities:

Net cash flow used in investing activities was $652 million in 2012 compared to $231 million in 2011, an increase of 182%. Cash used for acquisitions of businesses and other investing activities in 2012 was $558 million, as previously discussed, or $421 million greater than in 2011. Capital expenditures of $102 million in 2012 were relatively consistent with 2011, and we estimate that cash used for capital expenditures in 2013 will be approximately $115 to $135 million. Net cash flow used in investing activities was $231 million in 2011 compared to $172 million in 2010, an increase of 34%. Cash used for acquisitions of businesses and other investing activities in 2011 was $46 million greater than in 2010, and capital expenditures increased by $18 million for the year.

Net Cash Used in Financing Activities:

The Company used $379 million of cash in financing activities in 2012, down 4% from the $394 million used in financing activities in 2011. Cash used in financing activities in 2011was up $74 million or 23% from the $321 million used in 2010. For the three years presented, net cash used in financing activities was primarily for dividends paid to shareholders and repurchases of the Company’s common stock. The Company paid dividends to shareholders of $301 million, $276 million and $258 million during 2012, 2011 and 2010, respectively. The Company expects this trend of increasing dividends to continue in the foreseeable future. During 2012, 2011 and 2010, the Company repurchased $82 million, $122 million and $75 million, respectively, of the Company’s common stock. We expect to remain active in our share repurchase program, but the amount and value of shares repurchased will vary.

Notes and Other Borrowings

The Company maintains an $850 million unsecured revolving line of credit with a consortium of financial institutions, which matures in September 2017 and bears interest at LIBOR plus a margin, which is based on the Company’s leverage ratio (0.96% at December 31, 2012). The Company also has the option under this agreement to increase its borrowing an additional $350 million, as well as an option to decrease the borrowing capacity or terminate the Syndicated Facility with appropriate notice. At December 31, 2012 and 2011, no amounts were outstanding under the line of credit. Due to the workers’ compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of approximately $61 million and $54 million outstanding at December 31, 2012 and 2011, respectively.

At December 31, 2012, the Company had unsecured Senior Notes outstanding under a $500 million financing arrangement as follows: $250 million series C senior unsecured note, 4.67% fixed, due 2013; and $250 million series D and E senior unsecured notes, 3.35% fixed, due 2016. These borrowings contain covenants related to a maximum debt-to-capitalization ratio and certain limitations on additional borrowings. At December 31, 2012, the Company was in compliance with all such covenants. The weighted average interest rate on the Company’s total outstanding borrowings was approximately 4.01% at December 31, 2012 and December 31, 2011. Total interest expense, net of interest income, for all borrowings was $19.6 million, $24.6 million and $26.6 million in 2012, 2011 and 2010, respectively.

Contractual and Other Obligations

The following table shows the Company’s approximate obligations and commitments, including interest due on credit facilities, to make future payments under specified contractual obligations as of December 31, 2012:

Contractual Obligations

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Credit facilities	$543,504	$269,077	$16,750	$257,677	$—
Operating leases	590,100	136,900	194,700	105,000	153,500

Total contractual cash obligations	$1,133,604	$405,977	$211,450	$362,677	$153,500

Due to the uncertainty of the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2012, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $58 million of unrecognized tax benefits have been excluded from the contractual obligations table above. Refer to Note 6 of the Consolidated Financial Statements for a discussion on income taxes.

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

The Company guarantees the borrowings of certain independently owned automotive parts stores (independents) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (affiliates). The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantee. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings. The following table shows the Company’s approximate commercial commitments as of December 31, 2012:

Other Commercial Commitments

	Total Amounts Committed	Amount of Commitment Expiration per Period
		Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Line of credit	$—	$—	$—	$—	$—
Standby letters of credit	61,119	61,119	—	—	—
Guaranteed borrowings of independents and affiliates	231,500	61,400	169,100	1,000	—

Total commercial commitments	$292,619	$122,519	$169,100	$1,000	$—

In addition, the Company sponsors defined benefit pension plans that may obligate us to make contributions to the plans from time to time. Contributions in 2012 were $16 million. We expect to make a $70 million cash contribution to our qualified defined benefit plans in 2013, and contributions required for 2013 and future years will depend on a number of unpredictable factors including the market performance of the plans’ assets and future changes in interest rates that affect the actuarial measurement of the plans’ obligations.

Share Repurchases

In 2012, the Company repurchased approximately 1.4 million shares and the Company had remaining authority to purchase approximately 12.2 million shares at December 31, 2012.

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

We describe in this section certain critical accounting policies that require us to make significant estimates, assumptions and judgments. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the preparation of the consolidated financial statements. For further information on the critical accounting policies, see Note 1 of the Consolidated Financial Statements, including our revised interpretation relating to accounting for potential sales returns of automotive parts.

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

Allowance for Doubtful Accounts — Methodology

The Company evaluates the collectability of accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2012, 2011 and 2010, the Company recorded provisions for doubtful accounts of $8.0 million, $13.2 million, and $10.6 million, respectively.

Consideration Received from Vendors

The Company enters into agreements at the beginning of each year with many of its vendors that provide for inventory purchase incentives. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of these incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes the Company will continue to receive consideration from vendors in 2013 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future or that we will be able to achieve the specified volumes necessary to take advantage of such incentives.

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

Employee Benefit Plans

The Company’s benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of the Company’s pension plan assets. The pension plan investment strategy implemented by the Company’s management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in the U.S. and Canada, as well as fiduciary standards. The long-term primary objectives for the pension plan funds are to provide for a reasonable amount of long-term growth of capital without undue exposure to risk, protect the assets from erosion of purchasing power and provide investment results that meet or exceed the pension plan’s actuarially assumed long term rate of return. The Company’s investment strategy with respect to pension plan assets is to generate a return in excess of the passive portfolio benchmark (49% S&P 500 Index, 5% Russell Mid Cap Index, 8% Russell 2000 Index, 5% MSCI EAFE Index, 5% DJ Global Moderate Index and 28% BarCap U.S. Govt/Credit).

We make several critical assumptions in determining our pension plan liabilities and related pension expense. We believe the most critical of these assumptions are the expected rate of return on plan assets and the discount rate. Other assumptions we make relate to employee demographic factors such as rate of compensation increases, mortality rates, retirement patterns and turnover rates.

Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2013 pension expense or income is 7.83% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.

The discount rate is chosen as the rate at which pension obligations could be effectively settled and is based on capital market conditions as of the measurement date. We have matched the timing and duration of the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed income debt instruments to select our discount rate. Based upon this cash flow matching analysis, we selected a weighted average discount rate for the plans of 4.17% at December 31, 2012.

Net periodic benefit cost for our defined benefit pension plans was $26.8 million, $32.3 million and $21.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in pension cost in 2012 from 2011 was primarily due to the curtailment gain recorded in connection with the 2012 amendment to the U.S. defined benefit pension plan, offset by the change in assumptions for the rate of return on plan assets and discount rate. The increase in pension cost in 2011 from 2010 reflects the change in assumptions for the rate of return on plan assets, the discount rate and the rate of compensation increases. The 2012 amendment and related curtailment decreased benefit costs in 2012 and are discussed further below. Refer to Note 7 of the Consolidated Financial Statements for more information regarding employee benefit plans.

In December 2012, the Company’s U.S. defined benefit plan was amended to reflect a hard freeze as of December 31, 2013. No further benefits will be provided after that date for additional credited service or earnings and all participants will become fully vested as of December 31, 2013. The Company recorded a $23.5 million non-cash curtailment gain in December 2012 in connection with this amendment.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011:

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(In thousands except per share data)
2012
Net Sales	$3,181,288	$3,337,836	$3,375,778	$3,118,966
Gross Profit	919,111	972,286	976,036	910,658
Net Income	146,255	168,618	172,943	160,225
Earnings Per Share:
Basic	.94	1.08	1.11	1.03
Diluted	.93	1.08	1.11	1.03
2011
Net Sales	$2,974,198	$3,184,984	$3,285,560	$3,014,135
Gross Profit	848,794	916,114	948,532	892,600
Net Income	126,515	151,812	151,832	134,957
Earnings Per Share:
Basic	.80	.97	.97	.87
Diluted	.80	.96	.97	.86

We recorded the quarterly earnings per share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share will not necessarily total the annual basic and diluted earnings per share.

The preparation of interim consolidated financial statements requires management to make estimates and assumptions for the amounts reported in the interim condensed consolidated financial statements. Specifically, the Company makes estimates and assumptions in its interim consolidated financial statements for the accrual of bad debts, inventory adjustments and discount and volume incentives earned, among others. Bad debts are accrued based on a percentage of sales, and volume incentives are estimated based upon cumulative and projected purchasing levels. Inventory adjustments are accrued on an interim basis and adjusted in the fourth quarter based on the annual September and October book-to-physical inventory adjustments. The methodology and practices used in deriving estimates and assumptions for interim reporting typically result in adjustments upon accurate determination at year-end. The effect of these adjustments in 2012 and 2011 was not significant.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses.

Foreign Currency

The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposure is the Canadian dollar, which is the functional currency of our Canadian operations. Foreign currency exchange exposure particularly in regard to the Canadian dollar and, to a lesser extent, the Mexican peso, negatively impacted our results for the year ended December 31, 2012.

During 2012 and 2011, it was estimated that a 10% shift in exchange rates between those foreign functional currencies and the U.S. dollar would have impacted translated net sales by approximately $176 million and $169 million, respectively.

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

Management’s report on internal control over financial reporting

A report of management’s assessment of our internal control over financial reporting, as such term is defined in SEC Rule 13a-15(f), as of December 31, 2012 is set forth in a separate section of this report. See “Index to Consolidated Financial Statements and Financial Statement Schedules” beginning on page F-1.

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

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Thomas C. Gallagher, age 65, has been Chief Executive Officer since August 2004 and Chairman of the Board since February 2005. Mr. Gallagher served as President of the Company from 1990 until January 2012 and Chief Operating Officer of the Company from 1990 until August 2004.

Jerry W. Nix, age 67, was appointed as a director of the Company and elected Vice-Chairman by the Board of Directors in November 2005. He is Chief Financial Officer of the Company, a position he has held since 2000. Mr. Nix will be retiring as Chief Financial Officer effective March 1, 2013. Previously, Mr. Nix held the position of Executive Vice President – Finance from 2000 to 2005 and Senior Vice President-Finance from 1990 to 2000.

Paul D. Donahue, age 56, was appointed President of the Company in January 2012, and has served as President of the Company’s U.S. Automotive Parts Group since July 2009. Mr. Donahue served as Executive Vice President of the Company from August 2007 until his appointment as President in January. Previously, Mr. Donahue was President and Chief Operating Officer of S.P. Richards Company from 2004 to 2007 and was Executive Vice President-Sales and Marketing in 2003, the year he joined the Company.

R. Bruce Clayton, age 66, has been the Senior Vice President-Human Resources at the Company since November 2004. Previously, Mr. Clayton held the position of Vice President-Risk Management and Employee Services from June 2000 to November 2004.

William J. Stevens, age 64, has been the President and Chief Executive Officer of Motion Industries since 1997. Previously, Mr. Stevens was President and Chief Operating Officer from 1994 to 1997. In 1993, Mr. Stevens served as Executive Vice President.

Further information required by this item is set forth under the heading “Nominees for Director”, under the heading “Corporate Governance — Code of Conduct and Ethics”, under the heading “Corporate Governance — Board Committees — Audit Committee”, under the heading “Corporate Governance — Director Nominating Process” and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this item is set forth under the headings “Executive Compensation”, “Additional Information Regarding Executive Compensation”, “2012 Grants of Plan-Based Awards”, “2012 Outstanding Equity Awards at Fiscal Year-End”, “2012 Option Exercises and Stock Vested”, “2012 Pension Benefits”, “2012 Nonqualified Deferred Compensation”, “Post Termination Payments and Benefits”, “Compensation, Nominating and Governance Committee Report”, “Compensation, Nominating and Governance Committee Interlocks and Insider Participation” and “Compensation of Directors” of the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Certain information required by this item is set forth below. Additional information required by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information as of December 31, 2012 about the common stock that may be issued under all of the Company’s existing equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders:	870,117	(2)	$43.19	—
	4,229,413	(3)	$50.96	2,961,055	(5)
Equity Compensation Plans Not Approved by Shareholders:	70,343	(4)	n/a	929,657

Total	5,169,873		—	3,890,712

(1)	Reflects the maximum number of shares issuable pursuant to the exercise or conversion of stock options, stock appreciation rights, restricted stock units and common stock equivalents. The actual number of shares issued upon exercise of stock appreciation rights is calculated based on the excess of fair market value of our common stock on date of exercise and the grant price of the stock appreciation rights.

(2)	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended

(3)	Genuine Parts Company 2006 Long-Term Incentive Plan

(4)	Genuine Parts Company Director’s Deferred Compensation Plan, as amended

(5)	All of these shares are available for issuance pursuant to grants of full-value stock awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Report of independent registered public accounting firm on internal control over financial reporting

Report of independent registered public accounting firm on the financial statements

Consolidated balance sheets — December 31, 2012 and 2011

Consolidated statements of income and comprehensive income — Years ended December 31, 2012, 2011 and 2010

Consolidated statements of equity — Years ended December 31, 2012, 2011 and 2010

Consolidated statements of cash flows — Years ended December 31, 2012, 2011 and 2010

Notes to consolidated financial statements — December 31, 2012

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

Exhibit 10.1*	The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

Exhibit 10.2*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10.3*	Genuine Parts Company Death Benefit Plan, effective July 15, 1997. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)

Exhibit 10.4*	Amendment No. 2 to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form10-K, dated March 10, 2000.)

Exhibit 10.5*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.6*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.7*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.8*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 21, 2003.)

Exhibit 10.9*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.10*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.11*	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 28, 2005, effective January 1, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)

Exhibit 10.12*	Amendment No. 2 to the Genuine Parts Company Death Benefit Plan, dated November 9, 2005, effective April 1, 2005. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)

Exhibit 10.13*	Genuine Parts Company 2006 Long-Term Incentive Plan, effective April 17, 2006. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated April 18, 2006.)

Exhibit 10.14*	Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 28, 2007.)

Exhibit 10.15*	Amendment No. 1 to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated November 19, 2007, effective January 1, 2008. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.16*	Amendment No. 6 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2007, effective January 1, 2008. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.17*	Amendment No. 2 to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 19, 2007, effective November 19, 2007. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.18*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.19*	Genuine Parts Company Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.20*	Form of Amended and Restated Change in Control Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.21*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 27, 2009.)

Exhibit 10.22*	Genuine Parts Company 2009 Annual Incentive Bonus Plan, dated March 31, 2009, effective January 1, 2009. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q dated May 7, 2009).

Exhibit 10.23*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated August 16, 2010, effective August 16, 2010. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 25, 2011.)

Exhibit 10.24*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated November 16, 2010, effective January 1, 2011. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 25, 2011.)

Exhibit 10.25*	Amendment No. 7 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 16, 2010, effective January 1, 2011. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 25, 2011.)

Exhibit 10.26*	Description of Director Compensation. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, dated August 4, 2011.)

Exhibit 10.27*	Amendment No. 2 to the Genuine Parts Company Director’s Deferred Compensation Plan, dated December 7, 2012, effective December 7, 2012.

Exhibit 10.28*	Amendment No. 8 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 7, 2012, effective December 7, 2012.

Exhibit 10.29*	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated December 7, 2012, effective December 31, 2013.

Exhibit 10.30*	Form of Amendment to the Amended and Restated Change in Control Agreement.

Exhibit 10.31*	Genuine Parts Company Stock Appreciation Rights Agreement.

*	Indicates management contracts and compensatory plans and arrangements.

Exhibit 21	Subsidiaries of the Company.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1	Certification signed by Chief Executive Officer pursuant to SEC Rule 13a-14(a).
Exhibit 31.2	Certification signed by Chief Financial Officer pursuant to SEC Rule 13a-14(a).
Exhibit 32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
Exhibit 32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) the Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) the Consolidated Statements of Income and Comprehensive Income for the Years ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Statements of Equity for the Years ended December 31, 2012, 2011 and 2010; (iv) the Consolidated Statements of Cash Flows for Years ended December 31, 2012, 2011 and 2010; (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text; and (vi) Financial Statement Schedule II — Valuation and Qualifying Accounts.

(b)  Exhibits

See the response to Item 15(a)(3) above.

(c)  Financial Statement Schedules

See the response to Item 15(a)(2) above.

SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUINE PARTS COMPANY

/s/ Thomas C. Gallagher	2/26/13	/s/ Jerry W. Nix	2/26/13
Thomas C. Gallagher	(Date)	Jerry W. Nix	(Date)
Chairman and Chief Executive Officer		Vice Chairman and Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Mary B. Bullock	2/18/13	/s/ Paul D. Donahue	2/18/13
Dr. Mary B. Bullock	(Date)	Paul D. Donahue	(Date)
Director		Director

/s/ Jean Douville	2/18/13	/s/ Thomas C. Gallagher	2/18/13
Jean Douville	(Date)	Thomas C. Gallagher	(Date)
Director		Director Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ George C. Guynn	2/18/13	/s/ John R. Holder	2/18/13
George C. Guynn	(Date)	John R. Holder	(Date)
Director		Director

/s/ John D. Johns	2/18/13	/s/ Michael M. E. Johns	2/18/13
John D. Johns	(Date)	Michael M. E. Johns	(Date)
Director		Director

/s/ J. Hicks Lanier	2/18/13	/s/ Robert C. Loudermilk, Jr.	2/18/13
J. Hicks Lanier	(Date)	Robert C. Loudermilk, Jr.	(Date)
Director		Director

/s/ Wendy B. Needham	2/18/13	/s/ Jerry W. Nix	2/18/13
Wendy B. Needham	(Date)	Jerry W. Nix	(Date)
Director		Director Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Gary W. Rollins	2/18/13
Gary W. Rollins	(Date)
Director

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Report of Management

Genuine Parts Company

Management’s Responsibility for the Financial Statements

We have prepared the accompanying consolidated financial statements and related information included herein for the years ended December 31, 2012, 2011 and 2010. The opinion of Ernst & Young LLP, the Company’s independent registered public accounting firm, on those consolidated financial statements is included herein. The primary responsibility for the integrity of the financial information included in this annual report rests with management. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances based on our best estimates and judgments and giving due consideration to materiality.

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP has issued an audit report on the Company’s operating effectiveness of internal control over financial reporting as of December 31, 2012. This report appears on page F-3.

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

February 26, 2013

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Genuine Parts Company and Subsidiaries

We have audited Genuine Parts Company and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genuine Parts Company and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting section of the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Genuine Parts Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genuine Parts Company and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012 of Genuine Parts Company and Subsidiaries and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 26, 2013

Report of Independent Registered Public Accounting Firm on the Financial Statements

The Board of Directors and Shareholders of Genuine Parts Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of Genuine Parts Company and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genuine Parts Company and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genuine Parts Company and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 26, 2013

Genuine Parts Company and Subsidiaries

Consolidated Balance Sheets

	December 31
	2012	2011
	(In thousands, except share data and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$403,095	$525,054
Trade accounts receivable, net	1,490,028	1,461,011
Merchandise inventories, net	2,602,560	2,440,111
Prepaid expenses and other current assets	324,448	328,534

Total current assets	4,820,131	4,754,710
Goodwill and other intangible assets, less accumulated amortization	497,839	279,775
Deferred tax asset	279,463	261,608
Other assets	643,263	406,477
Property, plant, and equipment:
Land	88,710	74,332
Buildings, less allowance for depreciation (2012 — $237,504; 2011 — $226,396)	266,694	233,242
Machinery and equipment, less allowance for depreciation (2012 — $522,136; 2011 — $505,994)	210,961	192,630

Net property, plant, and equipment	566,365	500,204

	$6,807,061	$6,202,774

Liabilities and equity
Current liabilities:
Trade accounts payable	$1,681,900	$1,440,762
Current portion of debt	250,000	—
Accrued compensation	115,348	149,102
Other accrued expenses	359,395	331,582
Dividends payable	76,641	70,021
Income taxes payable	4,354	21,081

Total current liabilities	2,487,638	2,012,548
Long-term debt	250,000	500,000
Pension and other post-retirement benefit liabilities	572,988	493,721
Other long-term liabilities	488,256	442,914
Equity:
Preferred stock, par value $1 per share — authorized 10,000,000 shares; none issued	—	—
Common stock, par value $1 per share — authorized 450,000,000 shares; issued and outstanding 154,841,438 in 2012 and 155,651,116 shares in 2011	154,841	155,651
Accumulated other comprehensive loss	(501,492)	(482,038)
Retained earnings	3,344,538	3,070,394

Total parent equity	2,997,887	2,744,007
Noncontrolling interests in subsidiaries	10,292	9,584

Total equity	3,008,179	2,753,591

	$6,807,061	$6,202,774

See accompanying notes.

Genuine Parts Company and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31
	2012	2011	2010
	(In thousands, except per share amounts)
Net sales	$13,013,868	$12,458,877	$11,207,589
Cost of goods sold	9,235,777	8,852,837	7,954,645

Gross margin	3,778,091	3,606,040	3,252,944
Operating expenses:
Selling, administrative, and other expenses	2,648,430	2,594,372	2,366,667
Depreciation and amortization	98,383	88,936	89,332
Provision for doubtful accounts	8,047	13,248	10,597

Total operating expenses	2,754,860	2,696,556	2,466,596
Non-operating expenses (income):
Interest expense	20,482	27,036	28,061
Other	(16,183)	(8,358)	(3,496)

Total non-operating expenses	4,299	18,678	24,565
Income before income taxes	1,018,932	890,806	761,783
Income taxes	370,891	325,690	286,272

Net income	$648,041	$565,116	$475,511

Basic net income per common share	$4.17	$3.61	$3.01

Diluted net income per common share	$4.14	$3.58	$3.00

Weighted average common shares outstanding	155,413	156,656	158,032
Dilutive effect of stock options and nonvested restricted stock awards	1,007	1,004	429

Weighted average common shares outstanding — assuming dilution	156,420	157,660	158,461

Net income	$648,041	$565,116	$475,511
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	23,846	(22,017)	33,742
Pension and postretirement benefit adjustments, net of income taxes of 2012 — $26,465, 2011 — $98,973, and 2010 — $11,083	(43,300)	(161,669)	(22,197)

Other comprehensive income (loss), net of tax	(19,454)	(183,686)	11,545

Comprehensive income	$628,587	$381,430	$487,056

See accompanying notes.

Genuine Parts Company and Subsidiaries

Consolidated Statements of Equity

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non- controlling Interests in Subsidiaries	Total Equity
	Shares	Amount
Balance at January 1, 2010	158,917,846	$158,918	$—	$(309,897)	$2,733,081	$2,582,102	$8,042	$2,590,144
Net income	—	—	—	—	475,511	475,511	—	475,511
Other comprehensive income, net of tax	—	—	—	11,545	—	11,545	—	11,545
Cash dividends declared, $1.64 per share	—	—	—	—	(258,912)	(258,912)	—	(258,912)
Stock options exercised, including tax benefit of $3,251	564,288	564	11,772	—	—	12,336	—	12,336
Share-based compensation	—	—	7,016	—	—	7,016	—	7,016
Purchase of stock	(1,845,873)	(1,846)	(18,788)	—	(54,373)	(75,007)	—	(75,007)
Noncontrolling interest activities	—	—	—	—	—	—	853	853

Balance at December 31, 2010	157,636,261	157,636	—	(298,352)	2,895,307	2,754,591	8,895	2,763,486
Net income	—	—	—	—	565,116	565,116	—	565,116
Other comprehensive loss, net of tax	—	—	—	(183,686)	—	(183,686)	—	(183,686)
Cash dividends declared, $1.80 per share	—	—	—	—	(281,790)	(281,790)	—	(281,790)
Stock options exercised, including tax benefit of $5,356	443,170	443	3,864	—	—	4,307	—	4,307
Share-based compensation	—	—	7,547	—	—	7,547	—	7,547
Purchase of stock	(2,428,315)	(2,428)	(11,411)	—	(108,239)	(122,078)	—	(122,078)
Noncontrolling interest activities	—	—	—	—	—	—	689	689

Balance at December 31, 2011	155,651,116	155,651	—	(482,038)	3,070,394	2,744,007	9,584	2,753,591
Net income	—	—	—	—	648,041	648,041	—	648,041
Other comprehensive loss, net of tax	—	—	—	(19,454)	—	(19,454)	—	(19,454)
Cash dividends declared, $1.98 per share	—	—	—	—	(307,603)	(307,603)	—	(307,603)
Stock options exercised, including tax benefit of $11,018	551,779	552	3,423	—	—	3,975	—	3,975
Share-based compensation	—	—	10,747	—	—	10,747	—	10,747
Purchase of stock	(1,361,457)	(1,362)	(14,170)	—	(66,294)	(81,826)	—	(81,826)
Noncontrolling interest activities	—	—	—	—	—	—	708	708

Balance at December 31, 2012	154,841,438	$154,841	$—	$(501,492)	$3,344,538	$2,997,887	$10,292	$3,008,179

See accompanying notes.

Genuine Parts Company and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Operating activities
Net income	$648,041	$565,116	$475,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,383	88,936	89,332
Excess tax benefits from share-based compensation	(11,018)	(5,356)	(3,251)
Gain on sale of property, plant, and equipment	(3,943)	(3,012)	(1,685)
Deferred income taxes	14,751	(2,337)	11,994
Share-based compensation	10,747	7,547	7,016
Changes in operating assets and liabilities:
Trade accounts receivable, net	13,365	(85,011)	(140,562)
Merchandise inventories, net	(25,845)	(19,624)	44,865
Trade accounts payable	220,694	85,766	280,739
Other long-term assets	(45,248)	(12,943)	(48,423)
Other, net	(13,489)	5,845	(36,873)

	258,397	59,811	203,152

Net cash provided by operating activities	906,438	624,927	678,663
Investing activities
Purchases of property, plant and equipment	(101,987)	(103,469)	(85,379)
Proceeds from sale of property, plant, and equipment	8,504	8,908	3,676
Acquisition of businesses and other investing activities	(558,384)	(136,936)	(90,645)

Net cash used in investing activities	(651,867)	(231,497)	(172,348)
Financing activities
Proceeds from debt	750,000	250,000	—
Payments on debt	(750,000)	(250,000)	—
Stock options exercised	(7,043)	(1,049)	9,085
Excess tax benefits from share-based compensation	11,018	5,356	3,251
Dividends paid	(300,983)	(276,369)	(257,898)
Purchase of stock	(81,826)	(122,078)	(75,007)

Net cash used in financing activities	(378,834)	(394,140)	(320,569)
Effect of exchange rate changes on cash	2,304	(4,204)	7,419

Net (decrease) increase in cash and cash equivalents	(121,959)	(4,914)	193,165
Cash and cash equivalents at beginning of year	525,054	529,968	336,803

Cash and cash equivalents at end of year	$403,095	$525,054	$529,968

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$381,407	$317,748	$275,979

Interest	$20,416	$27,640	$28,061

See accompanying notes.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

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

Customer Sales Returns

Subsequent to September 30, 2012, the Company reconsidered its interpretation of the authoritative literature related to accounting for potential sales returns of automotive parts sold by the NAPA distribution businesses in its automotive segment. Upon review, the Company concluded that there was an error in the Company’s method of accounting for such potential sales returns. The error is not material to any individual year, but material on a cumulative basis and, therefore, an adjustment to correct the cumulative effect of the error, as calculated at December 31, 2012, has been reflected on the Company’s consolidated balance sheets and is summarized below as of December 31, 2011. The consolidated statements of income and comprehensive income for 2012, 2011, and 2010 presented herein have not been adjusted because the impact of the correction of the error is not material to these financial statements.

The effect of the understatement of inventory (included in merchandise inventories, net and other assets) and customer deposits (included in accrued expenses and other long-term liabilities) resulted in an adjustment to the consolidated balance sheet increasing both assets and liabilities with the net result being an immaterial impact on working capital. The impact on retained earnings, net of deferred taxes, is $39,228,000, or less than 2% of consolidated equity as of December 31, 2012 and 2011. Retained earnings as of January 1, 2010 has been adjusted by $39,228,000 on the consolidated statements of equity. The impact on net income was less than $3,000,000, or less than 1% of consolidated net income for each of the years ended December 31, 2012, 2011,

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and 2010; therefore, the Company recorded the errors arising in these three years as of January 1, 2010. The impact on the consolidated statements of cash flows was considered immaterial for each of the years ended December 31, 2012, 2011, and 2010.

	December 31, 2011
	As Previously Reported	Adjustment	As Revised
	(In thousands)
Merchandise inventories, net	$2,261,997	$178,114	$2,440,111
Total current assets	4,576,596	178,114	4,754,710
Deferred tax asset	250,906	10,702	261,608
Other assets	272,110	134,367	406,477
Total assets	$5,879,591	$323,183	$6,202,774
Other accrued expenses	$116,921	$214,661	$331,582
Income taxes payable	35,267	(14,186)	21,081
Total current liabilities	1,812,073	200,475	2,012,548
Other long-term liabilities	280,978	161,936	442,914
Retained earnings	3,109,622	(39,228)	3,070,394
Total parent equity	2,783,235	(39,228)	2,744,007
Total equity	2,792,819	(39,228)	2,753,591
Total liabilities and equity	$5,879,591	$323,183	$6,202,774

Foreign Currency Translation

The consolidated balance sheets and statements of income and comprehensive income of the Company’s foreign subsidiaries have been translated into U.S. dollars at the current and average exchange rates, respectively. The foreign currency translation adjustment is included as a component of accumulated other comprehensive loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Trade Accounts Receivable and the Allowance for Doubtful Accounts

The Company evaluates the collectability of trade accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2012, 2011, and 2010, the Company recorded provisions for doubtful accounts of approximately $8,047,000, $13,248,000, and $10,597,000, respectively. At December 31, 2012 and 2011, the allowance for doubtful accounts was approximately $19,180,000 and $16,916,000, respectively.

Merchandise Inventories, Including Consideration Received From Vendors

Merchandise inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for a majority of automotive parts, electrical/electronic materials, and industrial parts, and by the

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

first-in, first-out (FIFO) method for office products and certain other inventories. If the FIFO method had been used for all inventories, cost would have been approximately $428,260,000 and $422,178,000 higher than reported at December 31, 2012 and 2011, respectively. During 2012, 2011, and 2010 reductions in inventory levels in automotive parts inventories (2012), industrial parts inventories, and electrical parts inventories (2012 and 2011) resulted in liquidations of LIFO inventory layers. The effect of the LIFO liquidation in 2012, 2011, and 2010 was to reduce cost of goods sold by approximately $6,000,000, $16,000,000, and $25,000,000, respectively.

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

The Company enters into agreements at the beginning of each year with many of its vendors that provide for inventory purchase incentives. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of these incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes the Company will continue to receive consideration from vendors in 2013 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepaid expenses and amounts due from vendors.

Goodwill and Other Intangible Assets

The Company reviews its goodwill and indefinite lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate that the carrying amount may exceed fair value. The present value of future cash flows approach was used to determine any potential impairment. The Company determined that these assets were not impaired and, therefore, no impairments were recognized for the years ended December 31, 2012, 2011, or 2010. If an impairment occurs at a future date, it may have the effect of increasing the volatility of the Company’s earnings.

Other Assets

Other assets are comprised of the following:

	December 31
	2012	2011
	(In thousands)
Retirement benefit assets	$4,021	$4,374
Deferred compensation benefits	20,642	18,218
Investments	206,487	27,810
Cash surrender value of life insurance policies	78,860	70,109
Customer sales returns inventories	134,367	134,367
Other long-term prepayments and receivables	198,886	151,599

Total other assets	$643,263	$406,477

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

Other Long-Term Liabilities

Other long-term liabilities are comprised of the following:

	December 31
	2012	2011
	(In thousands)
Post-employment and other benefit/retirement liabilities	$35,273	$35,797
Insurance liabilities	45,865	45,509
Other lease obligations	33,748	34,186
Other taxes payable	57,510	56,366
Customer deposits	161,936	161,936
Other	153,924	109,120

Total other long-term liabilities	$488,256	$442,914

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

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of the following:

	December 31
	2012	2011
	(In thousands)
Foreign currency translation	$131,084	$107,238
Unrecognized net actuarial loss, net of tax	(644,244)	(617,623)
Unrecognized prior service credit, net of tax	11,668	28,347

Total accumulated other comprehensive loss	$(501,492)	$(482,038)

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At December 31, 2012 and 2011, the fair value of fixed rate debt was approximately $516,000,000 and $509,000,000, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity.

Shipping and Handling Costs

Shipping and handling costs are classified as selling, administrative and other expenses in the accompanying consolidated statements of income and comprehensive income and totaled approximately $220,000,000, $190,000,000, and $180,000,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Advertising Costs

Advertising costs are expensed as incurred and totaled $43,200,000, $45,100,000, and $36,800,000 in the years ended December 31, 2012, 2011, and 2010, respectively.

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

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. The computation of diluted net income per common share includes the dilutive effect of stock options, stock appreciation rights and nonvested restricted stock awards options. Options to purchase approximately 730,000, 850,000, and 4,500,000 shares of common stock ranging from $42 — $63 per share were outstanding at December 31, 2012, 2011, and 2010, respectively. These options were excluded from the computation of diluted net income per common share because the options’ exercise price was greater than the average market price of common stock in each respective year.

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements for annual periods. Additionally, ASU 2011-05 eliminates the option to present comprehensive income and its components as part of the statement of equity. ASU 2011-05 was effective for the Company’s interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-05 only changed the manner of comprehensive income presentation in the consolidated financial statements for the years ended December 31, 2012, 2011, and 2010. The adoption of this ASU had no impact on the Company’s reported financial position, cash flows, or results of operations in the consolidated financial statements.

2.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the years ended December 31, 2012, 2011, and 2010 by reportable segment, as well as other identifiable intangible assets, are summarized as follows (in thousands):

	Goodwill
	Automotive	Industrial	Office Products	Electrical/ Electronic Materials	Other Intangible Assets, Net	Total
Balance as of January 1, 2011	$44,271	$86,810	$10,554	$8,647	$59,266	$209,548
Additions	—	12,379	—	15,703	50,128	78,210
Amortization	—	—	—	—	(6,774)	(6,774)
Foreign currency translation	(566)	(178)	—	—	(465)	(1,209)

Balance as of December 31, 2011	43,705	99,011	10,554	24,350	102,155	279,775
Additions	114,206	—	—	5,355	110,014	229,575
Amortization	—	—	—	—	(12,991)	(12,991)
Foreign currency translation	638	221	—	—	621	1,480

Balance as of December 31, 2012	$158,549	$99,232	$10,554	$29,705	$199,799	$497,839

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The gross carrying amounts and accumulated amortization relating to other intangible assets at December 31, 2012 and 2011 is as follows (in thousands):

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$209,328	$(38,030)	$171,298	$100,921	$(26,098)	$74,823
Trademarks	29,337	(1,944)	27,393	26,996	(1,197)	25,799
Non-competition agreements	4,483	(3,375)	1,108	5,416	(3,883)	1,533

	$243,148	$(43,349)	$199,799	$133,333	$(31,178)	$102,155

Amortization expense for other intangible assets totaled $12,991,000, $6,774,000, and $4,737,000 for the years ended December 31, 2012, 2011, and 2010, respectively. Estimated other intangible assets amortization expense for the succeeding five years is as follows (in thousands):

2013	$15,500
2014	15,300
2015	15,100
2016	14,600
2017	14,200

$74,700

3.	Credit Facilities

There were no amounts subject to variable rates at December 31, 2012 and 2011. The weighted average interest rate on the Company’s outstanding borrowings was approximately 4.01% at December 31, 2012 and 2011.

The Company maintains an $850,000,000 unsecured revolving line of credit with a consortium of financial institutions that matures in September 2017 and bears interest at LIBOR plus a margin, which is based on the Company’s leverage ratio (0.96% at December 31, 2012). The Company also has the option under this agreement to increase its borrowing an additional $350,000,000, as well as an option to decrease the borrowing capacity or terminate the Syndicated Facility with appropriate notice. No amounts were outstanding under this line of credit at December 31, 2012 and 2011. Certain borrowings require the Company to comply with a financial covenant with respect to a maximum debt-to-capitalization ratio. At December 31, 2012, the Company was in compliance with all such covenants. Due to the workers’ compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of $61,119,000 and $53,703,000 outstanding at December 31, 2012 and 2011, respectively.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Amounts outstanding under the Company’s credit facilities consist of the following:

	December 31
	2012	2011
	(In thousands)
Unsecured term notes:
November 30, 2008, Series C Senior Unsecured Notes, $250,000,000, 4.67% fixed, due November 30, 2013	$250,000	$250,000
November 30, 2011, Series D and E Senior Unsecured Notes, $250,000,000, 3.35% fixed, due November 30, 2016	250,000	250,000

Total debt	500,000	500,000
Less debt due within one year	250,000	—

Long-term debt, excluding current portion	$250,000	$500,000

4.	Leased Properties

Future minimum payments, by year and in the aggregate, under the noncancelable operating leases with initial or remaining terms of one year or more was approximately the following at December 31, 2012 (in thousands):

2013	$136,900
2014	110,300
2015	84,400
2016	62,800
2017	42,200
Thereafter	153,500

Total minimum lease payments	$590,100

Rental expense for operating leases was approximately $158,200,000, $154,500,000, and $147,886,000, for 2012, 2011, and 2010, respectively.

5.	Share-Based Compensation

At December 31, 2012, total compensation cost related to nonvested awards not yet recognized was approximately $20,400,000. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for options and RSUs outstanding at December 31, 2012 and 2011 was approximately $90,300,000 and $110,300,000, respectively. The aggregate intrinsic value for options and RSUs vested totaled approximately $57,600,000 and $77,800,000 at December 31, 2012 and 2011, respectively. At December 31, 2012, the weighted-average contractual life for outstanding and exercisable options and RSUs was six and five years, respectively. Share-based compensation cost of $10,747,000, $7,547,000, and $7,016,000, was recorded for the years ended December 31, 2012, 2011, and 2010, respectively. The total income tax benefit recognized in the consolidated statements of income and comprehensive income for share-based compensation arrangements was approximately $4,300,000, $3,000,000, and $2,800,000, for 2012, 2011, and 2010, respectively. There have been no modifications to valuation methodologies or methods during the years ended December 31, 2012, 2011, and 2010.

For the years ended December 31, 2012, 2011 and 2010 the fair value for options and SARs granted was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions,

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

respectively: risk-free interest rate of 2.0%, 3.6%, and 3.6%; dividend yield of 3.3%, 3.8%, and 4.6%; annual historical volatility factor of the expected market price of the Company’s common stock of 19% for each of the three years; an average expected life and estimated turnover based on the historical pattern of existing grants of approximately seven years and 5.0% to 6.0%, respectively. The fair value of RSUs is based on the price of the Company’s stock on the date of grant. The total fair value of shares vested during the years ended December 31, 2012, 2011, and 2010, was $6,700,000, $7,200,000, and $9,200,000, respectively.

A summary of the Company’s share-based compensation activity and related information is as follows:

	2012
	Shares (1)	Weighted- Average Exercise Price (2)
	(In thousands)
Outstanding at beginning of year	5,987	$45
Granted	1,003	63
Exercised	(1,834)	41
Forfeited	(56)	52

Outstanding at end of year (3)	5,100	$50

Exercisable at end of year	2,993	$45

Shares available for future grants	2,961

(1)	Shares include Restricted Stock Units (RSUs).

(2)	The weighted-average exercise price excludes RSUs.

(3)	The exercise prices for options and SARs outstanding as of December 31, 2012 ranged from approximately $37 to $63. The weighted-average remaining contractual life of all options and SARs outstanding is approximately six years.

The weighted-average grant date fair value of options and SARs granted during the years 2012, 2011, and 2010 was $7.96, $8.18, and $5.41, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $41,500,000, $25,100,000, and $15,700,000.

In 2012, the Company granted approximately 858,000 SARs and 145,000 RSUs. In 2011, the Company granted approximately 1,028,000 SARs and 126,000 RSUs. In 2010, the Company granted approximately 1,002,000 SARs and 124,000 RSUs.

A summary of the Company’s nonvested share awards (RSUs) activity is as follows:

Nonvested Share Awards (RSUs)	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Nonvested at January 1, 2012	222	$48
Granted	145	63
Vested	(40)	51
Forfeited	(11)	49

Nonvested at December 31, 2012	316	$54

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2012, 2011, and 2010 approximately $11,000,000, $5,400,000, and $3,300,000, respectively, of excess tax benefits was classified as a financing cash inflow.

6.	Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Approximately $382,000,000 of undistributed earnings of the Company’s foreign subsidiaries is considered to be indefinitely reinvested. As such, no U.S. federal and state income taxes have been provided thereon, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2012	2011
	(In thousands)
Deferred tax assets related to:
Expenses not yet deducted for tax purposes	$362,265	$347,605
Pension liability not yet deducted for tax purposes	405,048	377,846
Capital loss	16,803	16,803
Valuation allowance	(16,803)	(16,803)

	767,313	725,451

Deferred tax liabilities related to:
Employee and retiree benefits	205,268	188,206
Inventory	191,047	188,063
Property, plant, and equipment	41,130	47,413
Other	51,616	43,225

	489,061	466,907

Net deferred tax asset	278,252	258,544
Current portion of deferred tax liability	1,211	3,064

Noncurrent net deferred tax asset	$279,463	$261,608

The current portion of the deferred tax liability is included in income taxes payable in the consolidated balance sheets. The Company has a capital loss carryforward of approximately $42,000,000 that will expire in 2013.

The components of income before income taxes are as follows:

	2012	2011	2010
	(In thousands)
United States	$903,698	$784,841	$693,580
Foreign	115,234	105,965	68,203

Income before income taxes	$1,018,932	$890,806	$761,783

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of income tax expense are as follows:

	2012	2011	2010
	(In thousands)
Current:
Federal	$288,135	$260,222	$221,770
State	44,653	41,511	36,291
Foreign	23,352	26,294	16,217
Deferred	14,751	(2,337)	11,994

	$370,891	$325,690	$286,272

The reasons for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

	2012	2011	2010
	(In thousands)
Statutory rate applied to income	$356,626	$311,782	$266,624
Plus state income taxes, net of Federal tax benefit	30,227	26,790	24,621
Other	(15,962)	(12,882)	(4,973)

	$370,891	$325,690	$286,272

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2008 or subject to non-United States income tax examinations for years ended prior to 2002. The Company is currently under audit in the United States and Canada. Some audits may conclude in the next twelve months and the unrecognized tax benefits recorded in relation to the audits may differ from actual settlement amounts. It is not possible to estimate the effect, if any, of the amount of such change during the next twelve months to previously recorded uncertain tax positions in connection with the audits. However, the Company does not anticipate total unrecognized tax benefits will significantly change during the year due to the settlement of audits and the expiration of statutes of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010
	(In thousands)
Balance at beginning of year	$46,845	$39,425	$33,322
Additions based on tax positions related to the current year	5,702	6,035	4,243
Additions for tax positions of prior years	2,172	7,966	3,493
Reductions for tax positions for prior years	(5,025)	(481)	(624)
Reduction for lapse in statute of limitations	(2,658)	(4,563)	(451)
Settlements	(1,581)	(1,537)	(558)

Balance at end of year	$45,455	$46,845	$39,425

The amount of gross tax effected unrecognized tax benefits, including interest and penalties, as of December 31, 2012 and 2011 was approximately $58,020,000 and $59,532,000, respectively, of which approximately $17,615,000 and $18,966,000, respectively, if recognized, would affect the effective tax rate. During the years ended December 31, 2012, 2011, and 2010, the Company paid interest and penalties of approximately

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

$493,000, $759,000, and $272,000, respectively. The Company had approximately $12,565,000 and $12,687,000 of accrued interest and penalties at December 31, 2012 and 2011, respectively. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

7.	Employee Benefit Plans

The Company’s defined benefit pension plans cover employees in the U.S. and Canada who meet eligibility requirements. The plan covering U.S. employees is noncontributory and benefits are based on the employees’ compensation during the highest five of their last ten years of credited service. The Canadian plan is contributory and benefits are based on career average compensation. The Company’s funding policy is to contribute an amount equal to the minimum required contribution under applicable pension legislation. The Company may increase its contribution above the minimum if appropriate to its tax and cash position and the plans’ funded position.

In December 2012, the U.S. defined benefit plan was amended to reflect a hard freeze as of December 31, 2013. Therefore, no further benefit accruals will be provided after that date for additional credited service or earnings. In addition, all participants will become fully vested as of December 31, 2013. The Company recorded a one-time noncash curtailment gain of $23,507,000 in connection with this amendment.

The Company also sponsors supplemental retirement plans covering employees in the U.S. and Canada and other postretirement benefit plans in the U.S. The Company uses a measurement date of December 31 for its pension and other postretirement benefit plans.

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(In thousands)
Changes in benefit obligation
Benefit obligation at beginning of year	$1,958,399	$1,689,011	$7,514	$12,329
Service cost	15,254	13,039	—	—
Interest cost	100,338	97,293	267	474
Plan participants’ contributions	3,962	3,887	3,074	3,412
Plan amendments	(4,217)	—	—	362
Actuarial loss (gain)	330,028	219,804	(370)	(3,911)
Exchange rate changes	5,489	(4,656)	—	—
Gross benefits paid	(67,767)	(59,979)	(5,112)	(5,326)
Less Federal subsidy	N/A	N/A	105	174
Curtailments	(175,794)	—	—	—

Benefit obligation at end of year	$2,165,692	$1,958,399	$5,478	$7,514

The benefit obligations for the Company’s U.S. pension plans included in the above were $1,955,414,000 and $1,775,994,000 at December 31, 2012 and 2011, respectively. The total accumulated benefit obligation for the Company’s defined benefit pension plans was approximately $2,112,134,000 and $1,756,546,000 at December 31, 2012 and 2011, respectively.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The assumptions used to measure the pension and other postretirement plan benefit obligations for the plans at December 31, 2012 and 2011, were:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Weighted-average discount rate	4.17%	5.17%	3.05%	4.00%
Rate of increase in future compensation levels	3.30%	3.30%	—	—

A 7.60% annual rate of increase in the per capita cost of covered health care benefits was assumed on December 31, 2012. The rate was assumed to decrease ratably to 4.80% at December 31, 2019, and thereafter.

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(In thousands)
Changes in plan assets
Fair value of plan assets at beginning of year	$1,470,030	$1,439,711	$—	$—
Actual return on plan assets	168,491	31,528	—	—
Exchange rate changes	4,498	(3,598)	—	—
Employer contributions	16,465	58,481	2,038	1,914
Plan participants’ contributions	3,962	3,887	3,074	3,412
Benefits paid	(67,767)	(59,979)	(5,112)	(5,326)

Fair value of plan assets at end of year	$1,595,679	$1,470,030	$—	$—

The fair values of plan assets for the Company’s U.S. pension plans included in the above were $1,425,047,000 and $1,320,036,000 at December 31, 2012 and 2011, respectively.

The asset allocations for the Company’s funded pension plans at December 31, 2012 and 2011, and the target allocation for 2013, by asset category were:

	Target Allocation	Percentage of Plan Assets at December 31
	2013	2012	2011
Asset Category
Equity securities	71%	68%	69%
Debt securities	29%	32%	31%

	100%	100%	100%

The Company’s benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of the funds. The pension plan strategy implemented by the Company’s management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in the U.S. and Canada, as well as fiduciary standards. The long-term primary objectives for the pension plans are to provide for a reasonable amount of long-term growth of capital, without undue exposure to risk, protect the assets from erosion of purchasing power, and provide investment results that meet or exceed the pension plans’ actuarially assumed long-term rates of return. The Company’s investment strategy with respect to pension plan assets is to generate a return in excess of the passive portfolio benchmark (49% S&P 500

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Index, 5% Russell Mid Cap Index, 8% Russell 2000 Index, 5% MSCI EAFE Index, 5% DJ Global Moderate Index, and 28% BarCap U.S. Govt/Credit).

The fair values of the plan assets as of December 31, 2012 and 2011, by asset category, are shown in the tables below. Various inputs are considered when determining the value of the Company’s pension plan assets. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Level 1 represents observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 represents other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.). Level 3 represents significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

	2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Equity Securities
Common stocks — mutual funds — equity	$342,846	$342,846	$—	$—
Genuine Parts Company	128,236	128,236	—	—
Other stocks	608,017	608,017	—	—
Debt Securities
Short-term investments	37,626	37,626	—	—
Cash and equivalents	45,719	45,719	—	—
Government bonds	166,413	74,707	91,706	—
Corporate bonds	127,824	—	127,824	—
Asset-backed and mortgage-backed securities	24,077	—	24,077	—
Other-international	10,188	10,188	—	—
Municipal bonds	532	—	532	—
Municipal funds-fixed income	101,578	—	101,578	—
Cash surrender value of life insurance policies	2,623	—	—	2,623

Total	$1,595,679	$1,247,339	$345,717	$2,623

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Equity Securities
Common stocks — mutual funds — equity	$348,909	$348,909	$—	$—
Genuine Parts Company	123,436	123,436	—	—
Other stocks	546,995	546,995	—	—
Debt Securities
Short-term investments	38,968	38,968	—	—
Cash and equivalents	16,888	16,888	—	—
Government bonds	145,966	66,334	79,632	—
Corporate bonds	127,698	—	127,698	—
Asset-backed and mortgage-backed securities	21,441	—	21,441	—
Other-international	12,084	12,084	—	—
Municipal bonds	593	—	593	—
Mutual funds-fixed income	87,052	—	87,052	—

Total	$1,470,030	$1,153,614	$316,416	$—

Equity securities include Genuine Parts Company common stock in the amounts of $128,236,000 (8.0% of total plan assets) and $123,436,000 (8.4% of total plan assets) at December 31, 2012 and 2011, respectively. Dividend payments received by the plan on Company stock totaled approximately $3,994,000 and $3,630,000 in 2012 and 2011, respectively. Fees paid during the year for services rendered by parties in interest were based on customary and reasonable rates for such services.

The changes in the fair value measurement of plan assets using significant unobservable inputs (Level 3) during 2012 and the 2011 changes were not material.

Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2013 pension cost or income is 7.83% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.

The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31:

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(In thousands)
Other long-term asset	$4,021	$4,374	$—	$—
Other current liability	(5,402)	(4,918)	(1,122)	(1,618)
Pension and other post-retirement liabilities	(568,632)	(487,825)	(4,356)	(5,896)

	$(570,013)	$(488,369)	$(5,478)	$(7,514)

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(In thousands)
Net actuarial loss	$1,043,089	$999,189	$12,963	$14,588
Prior service credit	(10,612)	(37,172)	(8,515)	(9,445)

	$1,032,477	$962,017	$4,448	$5,143

For the pension benefits, the following table reflects the total benefits expected to be paid from the plans’ or the Company’s assets. Of the pension benefits expected to be paid in 2013, approximately $5,471,000 is expected to be paid from employer assets. For pension benefits, expected employer contributions reflect amounts expected to be contributed to funded plans. For other postretirement benefits, the employer contributions in the table below reflect only the Company’s share of the benefit cost. Information about the expected cash flows for the pension plans and other postretirement benefit plans follows:

	Pension Benefits	Other Postretirement Benefits
	(In thousands)
Employer contribution
2013 (expected)	$70,099	$1,122
Expected benefit payments
2013	$76,390	$1,122
2014	86,670	965
2015	91,697	824
2016	97,333	644
2017	103,708	451
2018 through 2022	612,723	1,232

Net periodic benefit cost included the following components:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
	(In thousands)
Service cost	$15,254	$13,039	$12,312	$—	$—	$—
Interest cost	100,338	97,293	95,453	267	474	605
Expected return on plan assets	(128,208)	(124,150)	(114,166)	—	—	—
Amortization of prior service credit	(7,270)	(6,970)	(6,979)	(930)	(930)	(1,059)
Amortization of actuarial loss	70,161	53,039	35,264	1,254	1,708	1,759
Curtailment gain	(23,507)	—	—	—	—	—

Net periodic benefit cost	$26,768	$32,251	$21,884	$591	$1,252	$1,305

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
	(In thousands)
Current year actuarial loss (gain)	$114,061	$311,038	$60,777	$(371)	$(3,911)	$340
Recognition of actuarial loss	(70,161)	(53,039)	(35,264)	(1,254)	(1,708)	(1,759)
Current year prior service (credit) cost	(4,217)	—	1,148	—	362	—
Recognition of prior service credit	30,777	6,970	6,979	930	930	1,059

Total recognized in other comprehensive income (loss)	$70,460	$264,969	$33,640	$(695)	$(4,327)	$(360)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$97,228	$297,220	$55,524	$(104)	$(3,075)	$945

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2013 are as follows:

	Pension Benefits	Other Post- retirement Benefits
	(In thousands)
Actuarial loss	$84,572	$1,124
Prior service credit	(7,598)	(956)

Total	$76,974	$168

The assumptions used in measuring the net periodic benefit costs for the plans follow:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Weighted average discount rate	5.17%	5.74%	6.54%	4.00%	4.25%	5.20%
Rate of increase in future compensation levels	3.30%	3.39%	3.75%	—	—	—
Expected long-term rate of return on plan assets	7.84%	7.87%	8.00%	—	—	—

An 8.00% annual rate of increase in the per capita cost of covered health care benefits was assumed on December 31, 2011. The rate was assumed to decrease ratably to 4.80% at December 31, 2019, and thereafter. The effect of a one-percentage-point change in the assumed health care cost trend rate is not significant.

The Company has two defined contribution plans that cover substantially all of its domestic employees. The Company’s matching contributions are determined based on the employee’s participation in the U.S. pension plan. Pension plan participants who continue earning credited service after 2008 receive a matching contribution of 20% of the first 6% of the employee’s salary. Other employees receive a matching contribution of 100% of the first 5% of the employee’s salary. In December 2012, the Company approved an amendment to merge the two plans effective January 1, 2014. Beginning in 2014, all employees will receive a matching contribution of 100% of the first 5% of the employees’ salary. Total plan expense for both plans was approximately $43,155,000 in 2012, $38,773,000 in 2011, and $33,476,000 in 2010.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

8.	Guarantees

The Company guarantees the borrowings of certain independently controlled automotive parts stores (independents) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (affiliates). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entity’s economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantee. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At December 31, 2012, the Company was in compliance with all such covenants.

At December 31, 2012, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $231,500,000. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

The Company has accrued for guarantees related to the independents’ and affiliates’ borrowings as of December 31, 2012 and 2011. These liabilities are not material to the financial position of the Company and are included in other long-term liabilities in the accompanying consolidated balance sheets.

9.	Acquisitions

On May 1, 2012 the Company acquired Quaker City Motor Parts Co. (“Quaker City”) for $343,000,000, net of cash acquired. Quaker City, headquartered in Middleton, Delaware, is a long-standing NAPA distributor with annual revenues of approximately $300,000,000. Quaker City serves approximately 270 auto parts stores, of which approximately 140 are company-owned. The Company funded the acquisition with cash on hand and short-term borrowings under credit facilities.

During 2011, the Company acquired three companies in the Industrial Group and one company in the Electrical/Electronic Materials Group for approximately $115,600,000. During 2010, the Company acquired four companies in the Industrial and Electrical/Electronic Materials Groups for approximately $90,645,000.

The Company allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s consolidated statements of income and comprehensive income beginning on their respective acquisition dates. The Company recorded approximately $230,000,000, $78,210,000, and $40,247,000 of goodwill and other intangible assets associated with the 2012, 2011, and 2010 acquisitions, respectively. The Company is in the process of analyzing the estimated values of assets and liabilities acquired as of the acquisition

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

date for the Quaker City acquisition and is obtaining third-party valuations of certain tangible and intangible assets. The acquisition accounting is therefore preliminary and subject to revision.

For the 2012 acquisitions, other intangible assets acquired consisted of customer relationships of $108,000,000 and trademarks of $2,000,000, with weighted average amortization lives of 15 and 40 years, respectively. For the 2011 acquisitions, other intangible assets acquired consisted of customer relationships of $37,378,000, trademarks of $12,100,000, and non-competition agreements of $650,000, with weighted average amortization lives of 15, 40, and 5 years, respectively. For the 2010 acquisitions, other intangible assets acquired consisted of customer relationships of $16,688,000, trademarks of $7,104,000, and non-competition agreements of $500,000, with weighted average amortization lives of 14, 40, and 5 years, respectively.

10.	Equity Investment

Effective January 1, 2012, the Company acquired a 30% investment in the Exego Group for approximately $165,600,000. The acquisition was funded with the Company’s cash on hand. The Exego Group, which is headquartered in Melbourne, Australia, is a leading aftermarket distributor of automotive replacement parts and accessories in Australasia, with annual revenues of approximately $1,000,000,000 and a company-owned store footprint of more than 430 locations across Australia and New Zealand. The Company has an option to acquire the remaining 70% of Exego at a later date contingent upon Exego achieving certain earnings thresholds. The Company has accounted for the 30% investment under the equity method of accounting.

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

Inter-segment sales are not significant. Operating profit for each industry segment is calculated as net sales less operating expenses excluding general corporate expenses, interest expense, equity in income from investees, amortization, and noncontrolling interests. Approximately $115,200,000, $106,000,000 and $68,200,000 of income before income taxes was generated in jurisdictions outside the United States for the years ended December 31, 2012, 2011, and 2010, respectively. Net sales and net long-lived assets by country relate directly to the Company’s operations in the respective country. Corporate assets are principally cash and cash equivalents and headquarters’ facilities and equipment.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For management purposes, net sales by segment exclude the effect of certain discounts, incentives, and freight billed to customers. The line item “other” represents the net effect of the discounts, incentives, and freight billed to customers that are reported as a component of net sales in the Company’s consolidated statements of income and comprehensive income.

	2012	2011	2010	2009	2008
	(In thousands)
Net sales:
Automotive	$6,320,882	$6,061,424	$5,608,101	$5,225,389	$5,321,536
Industrial	4,453,574	4,173,574	3,521,863	2,885,782	3,514,661
Office products	1,686,690	1,689,368	1,641,963	1,639,018	1,732,514
Electrical/electronic materials	582,820	557,537	449,770	345,808	465,889
Other	(30,098)	(23,026)	(14,108)	(38,485)	(19,337)

Total net sales	$13,013,868	$12,458,877	$11,207,589	$10,057,512	$11,015,263

Operating profit:
Automotive	$540,678	$467,806	$421,109	$387,945	$385,356
Industrial	352,119	337,628	255,616	162,353	294,652
Office products	134,441	134,124	131,746	126,104	144,127
Electrical/electronic materials	50,910	40,663	30,910	25,254	36,721

Total operating profit	1,078,148	980,221	839,381	701,656	860,856
Interest expense, net	(19,619)	(24,608)	(26,598)	(27,112)	(29,847)
Corporate expense	(25,668)	(56,971)	(45,451)	(24,913)	(55,119)
Intangible asset amortization	(12,991)	(6,774)	(4,737)	(3,644)	(2,861)
Other expense	(938)	(1,062)	(812)	(1,822)	(4,561)

Income before income taxes	$1,018,932	$890,806	$761,783	$644,165	$768,468

Assets:
Automotive	$3,411,252	$3,218,931	$3,177,644	$3,148,876	$3,123,084
Industrial	1,130,877	1,100,024	955,241	865,431	1,025,292
Office products	731,564	700,720	694,166	619,612	638,854
Electrical/electronic materials	137,237	129,933	113,757	76,716	95,655
Corporate	898,292	773,391	637,871	445,705	67,823
Goodwill and other intangible assets	497,839	279,775	209,548	171,532	158,825

Total assets	$6,807,061	$6,202,774	$5,788,227	$5,327,872	$5,109,533

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2012	2011	2010	2009	2008
	(In thousands)
Depreciation and amortization:
Automotive	$60,630	$60,252	$63,942	$65,554	$65,309
Industrial	8,307	7,495	7,208	7,611	7,632
Office products	10,837	9,999	9,737	9,685	9,825
Electrical/electronic materials	1,733	1,554	1,414	1,666	1,572
Corporate	3,885	2,862	2,294	2,251	1,499
Intangible asset amortization	12,991	6,774	4,737	3,644	2,861

Total depreciation and amortization	$98,383	$88,936	$89,332	$90,411	$88,698

Capital expenditures:
Automotive	$67,482	$61,795	$46,888	$53,911	$72,628
Industrial	13,015	9,851	4,307	2,987	7,575
Office products	16,013	22,036	29,866	5,782	9,539
Electrical/electronic materials	1,029	1,762	1,957	676	1,406
Corporate	4,448	8,025	2,361	6,089	13,878

Total capital expenditures	$101,987	$103,469	$85,379	$69,445	$105,026

Net sales:
United States	$11,299,291	$10,791,303	$9,793,820	$8,935,651	$9,716,029
Canada	1,616,921	1,571,733	1,327,552	1,078,799	1,219,759
Mexico	127,754	118,867	100,325	81,547	98,812
Other	(30,098)	(23,026)	(14,108)	(38,485)	(19,337)

Total net sales	$13,013,868	$12,458,877	$11,207,589	$10,057,512	$11,015,263

Net long-lived assets:
United States	$466,473	$411,193	$398,318	$402,937	$352,314
Canada	93,496	84,210	80,978	78,502	67,731
Mexico	6,396	4,801	4,834	3,585	3,220

Total net long-lived assets	$566,365	$500,204	$484,130	$485,024	$423,265

Annual Report on Form 10-K

Item 15(a)

Financial Statement Schedule II — Valuation and Qualifying Accounts

Genuine Parts Company and Subsidiaries

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2010:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$16,589,779	$10,597,432	$(11,588,299)(1)	$15,598,912
Year ended December 31, 2011:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$15,598,912	$13,247,731	$(11,930,188)(1)	$16,916,455
Year ended December 31, 2012:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$16,916,455	$8,046,605	$(5,782,870)(1)	$19,180,190

(1)	Doubtful accounts written off, net of recoveries.

S-1

ANNUAL REPORT ON FORM 10-K

INDEX OF EXHIBITS

The following exhibits are filed (or furnished, if so indicated) herewith as a part of this Report:

10.27*	Amendment No. 2 to the Genuine Parts Company Director’s Deferred Compensation Plan, dated December 7, 2012, effective December 7, 2012.

10.28*	Amendment No. 8 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 7, 2012, effective December 7, 2012.

10.29*	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated January 1, 2009, dated December 7, 2012, effective December 31, 2013.

10.30*	Form of Amendment to the Amended and Restated Change in Control Agreement.

10.31*	Genuine Parts Company Stock Appreciation Rights Agreement.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

The following exhibits are incorporated by reference as set forth in Item 15 of this Form 10-K:

— 3.1	Amended and Restated Articles of Incorporation of the Company, amended April 23, 2007.

— 3.2	By-Laws of the Company as amended and restated August 20, 2007.

— 4.2	Specimen Common Stock Certificate.

Instruments with respect to long-term debt where the total amount of securities authorized there under does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

— 10.1*	The Genuine Parts Company Restated Tax-Deferred Savings Plan, effective January 1, 1993.

— 10.2*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996.

— 10.3*	Genuine Parts Company Death Benefit Plan, effective July 15, 1997.

— 10.4*	Amendment No. 2 to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999.

— 10.5*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996.

— 10.6*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999.

— 10.7*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001.

— 10.8*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001.

— 10.9*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003.

— 10.10*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003.

— 10.11*	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan.

— 10.12*	Amendment No. 2 to the Genuine Parts Company Death Benefit Plan.

— 10.13*	Genuine Parts Company 2006 Long-Term Incentive Plan, effective April 17, 2006.

— 10.14*	Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006.

— 10.15*	Amendment No. 1 to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated November 19, 2007, effective January 1, 2008.

— 10.16*	Amendment No. 6 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2007, effective January 1, 2008.

— 10.17*	Amendment No. 2 to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 19, 2007, effective November 19, 2007.

— 10.18*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement.

— 10.19*	Genuine Parts Company Restricted Stock Unit Award Agreement.

— 10.20*	Form of Amended and Restated Change in Control Agreement.

— 10.21*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009.

— 10.22*	Genuine Parts Company 2009 Annual Incentive Bonus Plan, dated March 31, 2009, effective January 1, 2009.

— 10.23*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated August 16, 2010, effective August 16, 2010.

— 10.24*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated January 1, 2009, dated November 16, 2010, effective January 1, 2011.

— 10.25*	Amendment No. 7 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 16, 2010, effective January 1, 2011.

— 10.26*	Description of Director Compensation.

*	Indicates management contracts and compensatory plans and arrangements.