Form 10-Q
period 2013-03-31
GENUINE PARTS CO
filed 2013-05-07
CIK 40987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2013
Common Stock, $1.00 par value per share	154,966,430 Shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$841,894	$403,095
Trade accounts receivable, less allowance for doubtful accounts (2013 – $22,476; 2012 – $19,180)	1,624,954	1,490,028
Merchandise inventories, net – at lower of cost or market	2,560,077	2,602,560
Prepaid expenses and other current assets	324,679	324,448

TOTAL CURRENT ASSETS	5,351,604	4,820,131
Goodwill and other intangible assets, less accumulated amortization	492,756	497,839
Deferred tax assets	273,488	279,463
Other assets	639,335	643,263
Property, plant and equipment, less allowance for depreciation (2013 – $773,375; 2012 – $759,640)	581,279	566,365

TOTAL ASSETS	$7,338,462	$6,807,061

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,800,726	$1,681,900
Current portion of debt	664,742	250,000
Income taxes payable	68,375	4,354
Dividends payable	83,267	76,641
Other current liabilities	406,204	474,743

TOTAL CURRENT LIABILITIES	3,023,314	2,487,638
Long-term debt	250,000	250,000
Pension and other post–retirement benefit liabilities	505,543	572,988
Other long-term liabilities	485,162	488,256
EQUITY:
Preferred stock, par value—$1 per share Authorized – 10,000,000 shares – None issued	-0-	-0-
Common stock, par value—$1 per share Authorized – 450,000,000 shares Issued – 2013 – 154,966,430; 2012 – 154,841,438	154,966	154,841
Retained earnings	3,407,317	3,344,538
Accumulated other comprehensive loss	(497,934)	(501,492)

TOTAL PARENT EQUITY	3,064,349	2,997,887
Noncontrolling interests in subsidiaries	10,094	10,292

TOTAL EQUITY	3,074,443	3,008,179

TOTAL LIABILITIES AND EQUITY	$7,338,462	$6,807,061

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2013	2012
	(unaudited)
	(in thousands, except per share data)
Net sales	$3,198,802	$3,181,288
Cost of goods sold	2,277,054	2,262,177

Gross profit	921,748	919,111
Operating expenses:
Selling, administrative, and other expenses	673,612	667,958
Depreciation and amortization	25,999	22,985

	699,611	690,943
Income before income taxes	222,137	228,168
Income taxes	77,748	81,913

Net income	$144,389	$146,255

Basic net income per common share	$.93	$.94

Diluted net income per common share	$.93	$.93

Dividends declared per common share	$.5375	$.495

Weighted average common shares outstanding	154,891	155,810
Dilutive effect of stock options and non-vested restricted stock awards	1,040	1,139

Weighted average common shares outstanding – assuming dilution	155,931	156,949

Comprehensive income	$147,947	$174,774

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(unaudited)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$144,389	$146,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,999	22,985
Share-based compensation	2,477	1,749
Excess tax benefits from share-based compensation	(3,840)	(5,335)
Other	(67)	(50)
Changes in operating assets and liabilities	(52,580)	6,693

NET CASH PROVIDED BY OPERATING ACTIVITIES	116,378	172,297
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,924)	(16,889)
Acquisitions and other investing activities	(6,745)	(188,918)

NET CASH USED IN INVESTING ACTIVITIES	(19,669)	(205,807)
FINANCING ACTIVITIES:
Proceeds from debt	439,742	—
Payments on debt	(25,000)	—
Share-based awards exercised, net of taxes paid	(4,425)	(3,122)
Excess tax benefits from share-based compensation	3,840	5,335
Dividends paid	(76,641)	(70,019)
Purchase of stock	(110)	(296)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	337,406	(68,102)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,684	982

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	438,799	(100,630)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	403,095	525,054

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$841,894	$424,424

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company”) for the year ended December 31, 2012. Accordingly, the unaudited interim condensed consolidated financial statements and related disclosures herein should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K.

The preparation of interim financial statements requires management to make estimates and assumptions for the amounts reported in the condensed consolidated financial statements. Specifically, the Company makes estimates and assumptions in its interim consolidated financial statements for inventory adjustments, the accrual of bad debts, customer sales returns, and volume incentives earned, among others. Inventory adjustments (including adjustments for a majority of inventories that are valued under the last-in, first-out (“LIFO”) method) are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment and LIFO valuation, which can only be performed at year-end. Reserves for bad debts are estimated and accrued based on a percentage of sales. Volume incentives are estimated based upon cumulative and projected purchasing levels. The estimates and assumptions for interim reporting may change upon final determination at year-end, and such changes may be significant.

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements covered by this quarterly report were issued.

Note B—Segment Information

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net sales:
Automotive	$1,544,537	$1,493,499
Industrial	1,102,080	1,121,223
Office products	420,128	426,153
Electrical/electronic materials	139,185	147,116
Other	(7,128)	(6,703)

Total net sales	$3,198,802	$3,181,288

Operating profit:
Automotive	$121,043	$114,561
Industrial	78,895	84,328
Office products	33,192	37,515
Electrical/electronic materials	10,451	11,966

Total operating profit	243,581	248,370
Interest expense, net	(3,353)	(4,715)
Other, net	(18,091)	(15,487)

Income before income taxes	$222,137	$228,168

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income and comprehensive income.

Note C –Other Comprehensive Income

Comprehensive income was $147.9 million and $174.8 million for the three months ended March 31, 2013 and 2012, respectively. The difference between comprehensive income and net income was due to foreign currency translation adjustments and pension and other post-retirement benefit adjustments, as summarized below:

	Three months Ended March 31,
	2013	2012
	(in thousands)
Net income	$144,389	$146,255
Other comprehensive (loss) income:
Foreign currency translation	(8,220)	18,677
Pension and other post-retirement benefit adjustments:
Recognition of prior service credit, net of tax	(1,323)	(1,239)
Recognition of actuarial loss, net of tax	13,101	11,081

Total other comprehensive income	3,558	28,519

Comprehensive income	$147,947	$174,774

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2013:

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Items	Total
	(in thousands)
Beginning balance, January 1, 2013	$(632,576)	$131,084	$(501,492)
Other comprehensive loss before reclassifications, net of tax	—	(8,220)	(8,220)
Amounts reclassified from accumulated other comprehensive loss, net of tax	11,778	—	11,778

Net current period other comprehensive income (loss)	11,778	(8,220)	3,558

Ending balance, March 31, 2013	$(620,798)	$122,864	$(497,934)

The accumulated other comprehensive loss components related to the pension and other post-retirement benefits are included in the computation of net periodic benefit cost (see employee benefit plans footnote for additional details).

Note D—Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for the Company’s interim and annual periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the condensed consolidated financial statements for the three months ended March 31, 2013 and will not have a material impact on the annual consolidated financial statements.

Note E – Share-Based Compensation

As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in its 2012 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At March 31, 2013, total compensation cost related to nonvested awards not yet recognized was approximately $16.6 million, as compared to $20.4 million at December 31, 2012. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for SARs and RSUs outstanding at March 31, 2013 was approximately $144.6 million. At March 31, 2013, the aggregate intrinsic value for SARs and RSUs vested totaled approximately $84.1 million, and the weighted-average contractual life for outstanding and exercisable SARs and RSUs was approximately six and five years, respectively. For the three months ended March 31, 2013, $2.5 million of share-based compensation cost was recorded, as compared to $1.7 million for the same period in the prior year.

On April 1, 2013, the Company granted approximately 727,000 SARs and 132,000 RSUs.

Note F – Employee Benefit Plans

Net periodic benefit cost included the following components for the three months ended March 31:

	Pension Benefits		Other Post-retirement Benefits
	2013	2012	2013	2012
	(in thousands)
Service cost	$4,976	$3,833	$—	$—
Interest cost	22,407	25,144	38	67
Expected return on plan assets	(33,518)	(32,094)	—	—
Amortization of prior service credit	(1,894)	(1,748)	(239)	(233)
Amortization of actuarial loss	21,112	17,755	281	317

Net periodic benefit cost	$13,083	$12,890	$80	$151

Pension benefits also include amounts related to a supplemental retirement plan. During the three months ended March 31, 2013, the Company made a $57.2 million contribution to the pension plan.

Note G – Guarantees

The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or direct or indirect equity ownership interest in any of the independents. The Company does not control the independents or the affiliates but receives a fee for the guarantee. The Company has concluded that the independents are variable interest entities but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entity’s economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At March 31, 2013, the Company was in compliance with all such covenants.

At March 31, 2013, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $248.1 million. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

The Company has accrued for certain guarantees related to the independents’ and affiliates’ borrowings as of March 31, 2013. These liabilities are not material to the financial position of the Company and are included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

Note H – Fair Value of Financial Instruments

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit approximate their respective fair values based on the short-term nature of these instruments. At March 31, 2013, the fair value of fixed rate debt was approximately $514.6 million. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity.

Note I – Subsequent Event

On April 1, 2013, the Company acquired the remaining approximately 70% interest in the Exego Group for approximately $655 million and the assumption of approximately $160 million in net debt. The acquisition was financed using a combination of cash on hand and borrowings under existing credit facilities. Effective January 1, 2012, the Company had previously acquired a 30% investment in the Exego Group for approximately $165.6 million. The Exego Group, which is headquartered in Melbourne, Australia, is a leading aftermarket distributor of automotive replacement parts and accessories in Australasia, with annual revenues of approximately $1 billion and a company-owned store footprint of more than 430 locations across Australia and New Zealand. The Company has accounted for the 30% investment under the equity method of accounting. This acquisition will allow the Company to participate in the ongoing and significant growth opportunities in the Australasian aftermarket.

Due to the proximity of the acquisition to the filing date of the Form 10-Q, it was not practicable to include certain disclosures including the fair values of the assets and liabilities assumed, as well as the goodwill and intangible assets acquired. The Company is in the process of analyzing the estimated values of assets and liabilities acquired as of the acquisition date and is obtaining third-party valuations of certain tangible and intangible assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Forward-Looking Statements

Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission (SEC) or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, slowing demand for the Company’s products, changes in general economic conditions, including, unemployment, inflation or deflation, high energy costs, uncertain credit markets and other macro-economic conditions, the ability to maintain favorable vendor arrangements and relationships, disruptions in our vendors’ operations, competitive product, service and pricing pressures, the Company’s ability to successfully implement its business initiatives in each of its four business segments, the Company’s ability to successfully integrate its acquired businesses, the uncertainties and costs of litigation, as well as other risks and uncertainties discussed in the Company’s Annual Report on Form 10-K for 2012 and from time to time in the Company’s subsequent filings with the SEC.

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent reports on Forms 10-K, 10-Q, 8-K and other reports to the SEC.

Overview

Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the three months ended March 31, 2013, business was conducted throughout the United States, Canada, Mexico and Puerto Rico from approximately 2,000 locations.

For the three months ended March 31, 2013, we recorded consolidated net income of $144.4 million compared to consolidated net income of $146.3 million in the same period last year, a decrease of 1%. The Company continues to focus on several initiatives, such as new and expanded product lines, the penetration of new markets (including by acquisitions), and a variety of gross margin and cost savings initiatives to facilitate growth in future periods.

Sales

Sales for the first quarter of 2013 were $3.20 billion, an increase of 0.6% compared to $3.18 billion for the same period in 2012.

Sales for the Automotive Parts Group increased 3% for the three months ended March 31, 2013, as compared to the same period in the previous year. The increase in this group’s revenues was primarily due to the positive impact of the Quaker City Motor Parts Co. acquisition on May 1, 2012. This was partially offset by one less sales day, which negatively impacted sales in the three months ended March 31, 2013, as compared to the same three month period in 2012. We expect sales in the Automotive Parts Group to increase at stronger rates in the remainder of the year due to improving economic conditions in the automotive aftermarket. The Industrial Products Group’s sales decreased by 2% for the three month period ended March 31, 2013, as compared to the same period in 2012 primarily as a result of lower sales volume. Price inflation was not a material factor to sales in the three months ended March 31, 2013. Industrial market indices, such as Industrial Production and Capacity Utilization, moderated slightly in the first quarter but overall the indices remained at consistent levels through March 31, 2013, indicating relative stability in the manufacturing sector of the economy served by the Industrial Parts Group. As a result, we expect opportunities for sales growth in our Industrial Products Group. Sales for the Office Products Group decreased by 1% for the three month period ended March 31, 2013, as compared to the same period in 2012 primarily as a result of lower sales volume. Price inflation was not a material factor to sales in the three months ended March 31, 2013. The industry-wide slowdown in office product consumption, which continues to pressure this segment, reflects the on-going elevated levels of white-collar unemployment. Sales for the Electrical/Electronic Materials Group decreased 5% for the three month period ended March 31, 2013, as compared to the same period of the previous year. Sales volume was down by approximately 7% in the three month period ended March 31, 2013. Price inflation, including the impact of copper pricing increased sales by approximately 1% for the three month period ended March 31, 2013. The decreased sales volume and price inflation were offset by acquisitions that contributed approximately 1% to sales for the three month period of 2013, as compared to the same period of the prior year. We expect opportunities for moderate sales growth for this group over the remainder of the year.

Cost of Goods Sold/Expenses

Cost of goods sold for the first quarter of 2013 was $2.28 billion, a 1% increase from $2.26 billion for the first quarter of 2012. The increase in cost of goods sold for the first quarter was primarily related to the sales increase for the same period. As a percentage of net sales, cost of goods sold represented 71.2% of net sales for the three month period ended March 31, 2013, as compared to 71.1% of net sales in the same three month period in 2012. Our cost of sales includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers and retail stores, vendor income and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor income or vendor pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures and (iv) physical inventory adjustments.

Total operating expenses of $699.6 million increased to 21.9% of net sales for the first quarter of 2013 compared to $690.9 million, or 21.7% of net sales for the same period of the prior year. The increase in operating expenses as a percentage of net sales for the three month period ended March 31, 2013 is primarily due to the loss of expense leverage associated with lower sales growth. Our operating expenses are substantially comprised of compensation and benefit costs for the Company’s personnel. Other major expense categories include facility occupancy costs for headquarters, distribution center and store operations, insurance costs, accounting, legal and professional services, transportation and delivery costs, travel and advertising. Management’s ongoing cost control measures in these areas will serve to improve the Company’s cost structure.

Operating Profit

Operating profit of $243.6 million decreased to 7.6% of net sales for the three months ended March 31, 2013, compared to 7.8% of net sales for the same period of the previous year. This decrease in gross margin and operating expenses as a percentage of net sales for the same three month period ended March 31, 2012, directly correlates to the slower rate of sales growth in the period.

The Automotive Parts Group’s operating profit increased 6% in the three months ended March 31, 2013, and its operating profit margin increased to 7.8%, as compared to 7.7% in the same period of 2012. For the three month period ended March 31, 2013, operating profit margin for this group improved due to cost savings and improved expense leverage on increased revenues. The Industrial Products Group had a 6% decrease in operating profit in the first quarter of 2013 compared to the first quarter of 2012, and the operating profit margin for this group in the first quarter of 2013 decreased to 7.2% compared to 7.5% in the same period of the previous year. The Office Products Group’s operating profit decreased 11% in the first quarter of 2013 compared to the same three month period in 2012, and the operating profit margin for this group decreased to 7.9% compared to 8.8% in the same period of 2012. The Electrical/Electronic Materials Group operating profit decreased by 13% in the first quarter, and its operating profit margin decreased to 7.5% compared to 8.1% in the first quarter of the previous year. The decrease in operating profit margin for each of the Industrial, Office Products and Electrical/Electronic Materials Groups is a result of the loss of expense leverage associated with lower sales volume in the three month period ended March 31, 2013.

Income Taxes

The effective income tax rate decreased to 35.0% for the three month period ended March 31, 2013, compared to 35.9% for the same three month period ended March 31, 2012, due to favorable adjustments recorded in the three month period ended March 31, 2013 in connection with a decrease in the liability for uncertain tax positions.

Net Income

Net income for the three months ended March 31, 2013 was $144.4 million, a decrease of 1% as compared to $146.3 million for the same three month period of 2012. On a per share diluted basis, net income was $.93, unchanged from the first quarter of last year.

Financial Condition

The Company’s cash balance at March 31, 2013 increased $438.8 million or 109% from December 31, 2012, due to incremental borrowings necessary for the April 1, 2013 acquisition of the Exego Group, net of $12.9 million invested in the Company via capital expenditures.

Accounts receivable increased $134.9 million or 9% from December 31, 2012, which is due to the Company’s increase in sales for the first quarter of 2013, as compared to the fourth quarter of 2012. Inventory decreased $42.5 million or 2% compared to the inventory balance at December 31, 2012, due to planned inventory reductions. Accounts payable increased $118.9 million or 7% from December 31, 2012. This change is primarily due to more favorable payment terms, and other payables initiatives negotiated with our vendors in the three month period ended March 31, 2013. The Company’s debt is discussed below.

Liquidity and Capital Resources

Total debt increased $414.7 million, or 83%, from December 31, 2012, due to incremental borrowings under the $850 million unsecured revolving line of credit for the acquisition of the remaining 70% of the Exego Group, which occurred on April 1, 2013. The line of credit matures in September 2017 and bears interest at LIBOR plus a margin, which is based on the Company’s leverage ratio. At March 31, 2013, $414.7 million was outstanding under the line of credit. The remaining debt outstanding is at fixed rates of interest and remains unchanged at $500.0 million as of March 31, 2013, compared to December 31, 2012. The fixed rate debt is comprised of two notes of $250.0 million each, due in November 2013 and November 2016, carrying an interest rate of 4.67% and 3.35%, respectively. At March 31, 2013, the Company was in compliance with all covenants connected with these borrowings.

The ratio of current assets to current liabilities was 1.8 to 1 at March 31, 2013, as compared to 1.9 to 1 at December 31, 2012.

The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including share repurchases, if any, for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposure is the Canadian dollar, which is the functional currency of our Canadian operations. There have been no other material changes in market risk from the information provided in the Company’s Annual Report on Form10-K for the year ended December 31, 2012.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2013 through January 31, 2013	104,814	$65.23	50	12,186,655
February 1, 2013 through February 28, 2013	69,305	$69.26	—	12,186,655
March 1, 2013 through March 31, 2013	201,491	$74.77	1,500	12,185,155
Totals	375,610	$71.09	1,550	12,185,155

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
(2)	On November 17, 2008, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 12.2 million shares authorized in the 2008 plan remain available to be repurchased by the Company. There were no other publicly announced plans as of March 31, 2013.

Item 5. Other Information

On March 26, 2013, the Compensation, Nominating and Governance Committee of the Board of Directors of Genuine Parts Company approved base salaries and bonus opportunities for 2013 for its senior officers, including its Named Executive Officers. In connection with Carol B. Yancey’s promotion to the role of Chief Financial Officer, the Committee set Ms. Yancey’s base salary at $400,000, and approved her 2013 target bonus opportunity equal to 100% of her base salary.

Item 6. Exhibits

(a) The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 20, 2007)

Exhibit 10.1	GPC Share Sale Deed by and among AOF Beta B.V., Exego Group Pty Limited, Genuine Parts Australia Pty Limited and Genuine Parts Company dated March 11, 2013—filed herewith

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer—filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer—filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer – furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer – furnished herewith

Exhibit 101

Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three month period ended March 31, 2013 and 2012; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (iv) the Notes to the Condensed Consolidated Financial Statements – submitted herewith pursuant to Rule 406T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: May 7, 2013	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)