Form 10-Q
period 2013-06-30
GENUINE PARTS CO
filed 2013-08-06
CIK 40987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2013
Common Stock, $1.00 par value per share	154,859,404 Shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$196,770	$403,095
Trade accounts receivable, less allowance for doubtful accounts (2013 – $26,257; 2012 – $19,180)	1,759,176	1,490,028
Merchandise inventories, net – at lower of cost or market	2,799,150	2,602,560
Prepaid expenses and other current assets	352,645	324,448

TOTAL CURRENT ASSETS	5,107,741	4,820,131
Goodwill and other intangible assets, less accumulated amortization	1,270,447	497,839
Deferred tax assets	179,850	279,463
Other assets	459,320	643,263
Property, plant and equipment, less allowance for depreciation (2013 – $789,961; 2012 – $759,640)	642,955	566,365

TOTAL ASSETS	$7,660,313	$6,807,061

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	$2,064,878	$1,681,900
Current portion of debt	650,102	250,000
Income taxes payable	10,865	4,354
Dividends payable	83,407	76,641
Other current liabilities	513,695	474,743

TOTAL CURRENT LIABILITIES	3,322,947	2,487,638
Long-term debt	250,000	250,000
Pension and other post-retirement benefit liabilities	494,572	572,988
Other long-term liabilities	506,655	488,256

EQUITY:
Preferred stock, par value – $1 per share Authorized – 10,000,000 shares – None issued	-0-	-0-
Common stock, par value – $1 per share Authorized – 450,000,000 shares Issued – 2013 – 154,859,404; 2012 – 154,841,438	154,859	154,841
Retained earnings	3,521,735	3,344,538
Accumulated other comprehensive loss	(600,223)	(501,492)

TOTAL PARENT EQUITY	3,076,371	2,997,887
Noncontrolling interests in subsidiaries	9,768	10,292

TOTAL EQUITY	3,086,139	3,008,179

TOTAL LIABILITIES AND EQUITY	$7,660,313	$6,807,061

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands, except per share data)

Net sales	$3,675,997	$3,337,836	$6,874,799	$6,519,124
Cost of goods sold	2,570,889	2,365,550	4,847,943	4,627,727

Gross profit	1,105,108	972,286	2,026,856	1,891,397

Operating expenses:
Selling, administrative & other expenses	753,527	680,246	1,427,139	1,348,204
Depreciation and amortization	36,853	24,735	62,852	47,720

	790,380	704,981	1,489,991	1,395,924

Income before income taxes	314,728	267,305	536,865	495,473
Income taxes	98,371	98,687	176,119	180,600

Net income	$216,357	$168,618	$360,746	$314,873

Basic net income per common share	$1.40	$1.08	$2.33	$2.02

Diluted net income per common share	$1.39	$1.08	$2.31	$2.01

Dividends declared per common share	$.5375	$.495	$1.075	$.99

Weighted average common shares outstanding	155,050	155,753	154,971	155,781

Dilutive effect of stock options and non-vested restricted stock awards	1,094	1,019	1,075	1,073

Weighted average common shares outstanding – assuming dilution	156,144	156,772	156,046	156,854

Comprehensive income	$114,068	$163,693	$262,015	$338,467

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(unaudited)
	(in thousands)

OPERATING ACTIVITIES:
Net income	$360,746	$314,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,852	47,720
Share-based compensation	5,455	5,099
Excess tax benefits from share-based compensation	(9,410)	(7,174)
Other	(51,051)	(703)
Changes in operating assets and liabilities	98,486	61,498

NET CASH PROVIDED BY OPERATING ACTIVITIES	467,078	421,313

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(50,807)	(51,368)
Acquisitions and other investing activities	(596,105)	(525,901)

NET CASH USED IN INVESTING ACTIVITIES	(646,912)	(577,269)

FINANCING ACTIVITIES:
Proceeds from debt	1,269,550	550,000
Payments on debt	(1,098,998)	(550,000)
Share-based awards exercised, net of taxes paid	(10,948)	(2,903)
Excess tax benefits from share-based compensation	9,410	7,174
Dividends paid	(159,908)	(147,187)
Purchase of stock	(26,318)	(55,015)

NET CASH USED IN FINANCING ACTIVITIES	(17,212)	(197,931)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9,279)	410

NET DECREASE IN CASH AND CASH EQUIVALENTS	(206,325)	(353,477)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	403,095	525,054

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$196,770	$171,577

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the six month period ended June 30, 2013 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements covered by this quarterly report were issued.

Note B – Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Net sales:
Automotive	$2,011,802	$1,644,902	$3,556,339	$3,138,401
Industrial	1,132,032	1,138,724	2,234,112	2,259,947
Office products	402,272	413,340	822,400	839,493
Electrical/electronic materials	142,970	149,440	282,155	296,556
Other	(13,079)	(8,570)	(20,207)	(15,273)

Total net sales	$3,675,997	$3,337,836	$6,874,799	$6,519,124

Operating profit:
Automotive	$186,382	$152,978	$307,425	$267,539
Industrial	88,891	95,053	167,786	179,381
Office products	29,768	30,611	62,960	68,126
Electrical/electronic materials	12,221	12,933	22,672	24,899

Total operating profit	317,262	291,575	560,843	539,945
Interest expense, net	(7,852)	(5,019)	(11,205)	(9,734)
Other intangible assets amortization	(8,986)	(3,641)	(12,761)	(5,752)
Other, net	14,304	(15,610)	(12)	(28,986)

Income before income taxes	$314,728	$267,305	$536,865	$495,473

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income and comprehensive income.

Note C – Other Comprehensive Income

The difference between comprehensive income and net income was due to foreign currency translation adjustments and pension and other post-retirement benefit adjustments, as summarized below. The decrease in other comprehensive income for the three and six months ended June 30, 2013 as compared to 2012 is attributed to fluctuations in the Australian and Canadian exchange rates in 2013.

	Three Months Ended June 30,		Six months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Net income	$216,357	$168,618	$360,746	$314,873
Other comprehensive (loss) income:

Foreign currency translation	(114,049)	(14,752)	(122,269)	3,925

Pension and other post-retirement benefit adjustments:
Recognition of prior service credit, net of tax	(1,319)	(1,235)	(2,642)	(2,474)
Recognition of actuarial loss, net of tax	13,079	11,062	26,180	22,143

Total other comprehensive (loss) income	(102,289)	(4,925)	(98,731)	23,594

Comprehensive income	$114,068	$163,693	$262,015	$338,467

The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2013:

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1, 2013	$(632,576)	$131,084	$(501,492)

Other comprehensive loss before reclassifications, net of tax	—	(122,269)	(122,269)
Amounts reclassified from accumulated other comprehensive loss, net of tax	23,538	—	23,538

Net current period other comprehensive income (loss)	23,538	(122,269)	(98,731)

Ending balance, June 30, 2013	$(609,038)	$8,815	$(600,223)

The accumulated other comprehensive loss components related to the pension and other post-retirement benefits are included in the computation of net periodic benefit cost (see employee benefit plans footnote for additional details).

Note D – Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for the Company’s interim and annual periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the condensed consolidated financial statements for the six months ended June 30, 2013 and will not have a material impact on the annual consolidated financial statements.

Note E – Share-Based Compensation

As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in its 2012 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At June 30, 2013, total compensation cost related to nonvested awards not yet recognized was approximately $29.4 million, as compared to $20.4 million at December 31, 2012. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for SARs and RSUs outstanding at June 30, 2013 was approximately $138.3 million. At June 30, 2013, the aggregate intrinsic value for SARs and RSUs vested totaled approximately $90.8 million, and the weighted-average contractual life for outstanding and exercisable SARs and RSUs was approximately six and five years, respectively. For the six months ended June 30, 2013, $5.5 million of share-based compensation cost was recorded, as compared to $5.1 million for the same period in the prior year. On April 1, 2013, the Company granted approximately 727,000 SARs and 132,000 RSUs.

Options to purchase approximately 0.7 million and 0.4 million shares of common stock were outstanding but excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2013, as compared to approximately 0.8 million and 0.5 million shares in the three and six month periods of the prior year, respectively. These options were excluded from the computation of diluted net income per common share because the options’ exercise price was greater than the average market price of the common stock.

Note F – Employee Benefit Plans

Net periodic benefit cost included the following components for the three months ended June 30:

	Pension Benefits		Other Post-retirement Benefits
	2013	2012	2013	2012
	(in thousands)

Service cost	$4,961	$3,818	$—	$—
Interest cost	22,391	25,125	37	67
Expected return on plan assets	(33,495)	(32,068)	—	—
Amortization of prior service credit	(1,892)	(1,744)	(239)	(233)
Amortization of actuarial loss	21,097	17,740	281	317

Net periodic benefit cost	$13,062	$12,871	$79	$151

Net periodic benefit cost included the following components for the six months ended June 30:

	Pension Benefits		Other Post-retirement Benefits
	2013	2012	2013	2012
	(in thousands)

Service cost	$9,937	$7,651	$—	$—
Interest cost	44,798	50,269	75	134
Expected return on plan assets	(67,013)	(64,162)	—	—
Amortization of prior service credit	(3,786)	(3,492)	(478)	(466)
Amortization of actuarial loss	42,209	35,495	562	634

Net periodic benefit cost	$26,145	$25,761	$159	$302

Pension benefits also include amounts related to a supplemental retirement plan. During the six months ended June 30, 2013, the Company made a $57.2 million contribution to the pension plan.

Note G – Guarantees

The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or direct or indirect equity ownership interest in any of the independents. The Company does not control the independents or the affiliates but receives a fee for the guarantee. The Company has concluded that the independents are variable interest entities but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entity’s economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At June 30, 2013, the Company was in compliance with all such covenants.

At June 30, 2013, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $249.2 million. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

The Company has accrued for certain guarantees related to the independents’ and affiliates’ borrowings as of June 30, 2013. These liabilities are not material to the financial position of the Company and are included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

Note H – Fair Value of Financial Instruments

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit approximate their respective fair values based on the short-term nature of these instruments. At June 30, 2013, the fair value of fixed rate debt was approximately $511.0 million. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity.

Note I – Acquisition

Effective January 1, 2012, the Company acquired a 30% investment in GPC Asia Pacific, formerly known as the Exego Group, for approximately $166 million. On April 1, 2013, the Company acquired the remaining 70% interest in GPC Asia Pacific for approximately $590 million, net of cash acquired of $70 million, and the assumption of approximately $230 million in debt. The acquisition was financed using a combination of cash on hand and borrowings under existing credit facilities. GPC Asia Pacific, which is headquartered in Melbourne, Australia, is a leading aftermarket distributor of automotive replacement parts and accessories in Australasia, with annual revenues of approximately $1 billion and a company-owned store footprint of more than 430 locations across Australia and New Zealand. This acquisition will allow the Company to participate in the ongoing and significant growth opportunities in the Australasian aftermarket.

The Company recognized certain one-time positive purchase accounting pre-tax adjustments of approximately $36 million, or $0.22 net of taxes on a per share diluted basis, as a result of the acquisition during the three months ended June 30, 2013. The net one-time purchase accounting adjustments consisted of a gain of $59 million related to remeasuring the 30% investment in GPC Asia Pacific held before the business combination to fair value, the post-closing sale of acquired inventory written up to fair value of $18 million as part of the purchase price allocation, and certain negative adjustments of approximately $5 million.

Prior to the 70% acquisition, the Company accounted for the 30% investment under the equity method of accounting. The acquisition-date fair value of the 30% investment was approximately $234 million and is included in the measurement of the consideration transferred. The difference between the acquisition-date fair value and the carrying amount of the equity method investment resulted in the recognition of a gain of approximately $59 million on the acquisition date. The acquisition-date fair value was determined using a market and income approach with the assistance of a third party valuation firm.

As part of the allocation of purchase price described below, acquired inventory was written up to fair value, which was approximately $21 million above the cost of the acquired inventory. Based on the inventory turn of the acquired inventories, approximately $18 million of the write-up was recognized in cost of goods sold during the three months ended June 30, 2013. The remaining $3 million of the write-up is expected to be recognized in cost of goods sold during the three months ended September 30, 2013.

The net $54 million of one-time gain and other adjustments are included in the line item “Selling, administrative & other expenses” and the acquired inventory adjustment of $18 million is included in “Cost of goods sold” in the condensed consolidated statements of income and comprehensive income.

The acquisition date fair value of the consideration transferred totaled approximately $824 million, net of cash acquired of $70 million, which consisted of the following:

April 1, 2013
(in thousands)

Cash	$590,000
Fair value of 30% investment held prior to business combination	234,000

Total	$824,000

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of analyzing the estimated values of assets and liabilities acquired as of the acquisition date and is obtaining third-party valuations of certain intangible assets. The allocation of the purchase price is therefore preliminary and subject to revision.

April 1, 2013
(in thousands)

Trade accounts receivable	$94,000
Merchandise inventory	310,000
Prepaid expenses and other current assets	30,000
Property and equipment	59,000
Intangible assets	347,000
Other assets	31,000

Total identifiable assets acquired	871,000

Current liabilities	(247,000)
Long-term debt	(230,000)
Deferred tax liabilities and other	(108,000)

Total liabilities assumed	(585,000)

Net identifiable assets acquired	286,000

Goodwill	538,000

Net assets acquired	$824,000

The acquired intangible assets of approximately $347 million were provisionally assigned to customer relationships of $202 million, trademarks of $141 million, and non-compete agreements of $4 million, with weighted average amortization lives of 16, 40, and 1 year, respectively, for a total weighted average amortization life of 26 years. As noted earlier, the fair value of the acquired identifiable intangible assets is provisional pending completion of the final valuations for these assets.

The preliminary estimated goodwill recognized as part of the acquisition is not tax deductible and has been assigned to the automotive segment. The goodwill is attributable primarily to expected synergies and the assembled workforce of GPC Asia Pacific.

The amounts of net sales and earnings of GPC Asia Pacific included in the Company’s condensed consolidated statements of income and comprehensive income from April 1, 2013 to June 30, 2013 were approximately $274 million in net sales and net income of $0.31 on a per share diluted basis, respectively.

The unaudited pro forma condensed consolidated statements of income and comprehensive income as if GPC Asia Pacific had been included in the consolidated results of the Company for the six months ended June 30, 2013 and 2012 would be estimated at $7.2 and $7.1 billion in net sales, respectively, and net income of $2.33 and $2.28 on a per share diluted basis, respectively. The pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of these periods, nor is it necessarily indicative of future results.

The adjustments to the pro forma amounts include, but are not limited to, applying the Company’s accounting policies, amortization related to fair value adjustments to intangible assets, one-time purchase accounting adjustments, interest expense on acquisition related debt, and any associated tax effects. The one-time purchase accounting adjustments amounted to approximately $36 million pre-tax, or $0.22 net of taxes on a per share diluted basis.

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

Forward-Looking Statements

Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission (SEC) or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, slowing demand for the Company’s products, changes in general economic conditions, including, unemployment, inflation or deflation, high energy costs, uncertain credit markets and other macro-economic conditions, the ability to maintain favorable vendor arrangements and relationships, disruptions in our vendors’ operations, competitive product, service and pricing pressures, the Company’s ability to successfully implement its business initiatives in each of its four business segments, the Company’s ability to successfully integrate its acquired businesses, including GPC Asia Pacific, the uncertainties and costs of litigation, as well as other risks and uncertainties discussed in the Company’s Annual Report on Form 10-K for 2012 and from time to time in the Company’s subsequent filings with the SEC.

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent reports on Forms 10-K, 10-Q, 8-K and other reports to the SEC.

Overview

Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the six months ended June 30, 2013, business was conducted throughout the United States, Canada, Australasia, Mexico and Puerto Rico from approximately 2,400 locations.

For the three months ended June 30, 2013, we recorded consolidated net income of $216.4 million compared to consolidated net income of $168.6 million in the same period last year, an increase of 28%. For the six months ended June 30, 2013, we recorded consolidated net income of $360.7 million compared to consolidated net income of $314.9 million in the same period last year, an increase of 15%.

On April 1, 2013, the Company acquired the remaining 70% interest in GPC Asia Pacific, formerly known as the Exego Group, and was required to revalue its original 30% investment, which originated January 1, 2012. This remeasurement, net of certain one-time purchase accounting costs, amounted to a positive pre-tax adjustment of approximately $36 million recorded in the three month period ended June 30, 2013. In accounting for the adjustment, approximately $18 million in costs were recorded to Cost of goods sold and a $54 million gain, net of expenses, was recorded to Selling, administrative & other expenses in the Company’s income statement. Additionally, the $36 million net adjustment is included in the “Other, net” line on our segment information in Part I, Item 1. Note B. The $36 million net adjustment, combined with a lower tax rate for the remeasurement, favorably impacted diluted earnings per share by $0.22.

Sales

Sales for the second quarter of 2013 were $3.68 billion, an increase of 10% compared to $3.34 billion for the same period in 2012. For the six months ended June 30, 2013, sales were $6.87 billion, an increase of 5% compared to $6.52 billion in the same period of the prior year.

Sales for the Automotive Parts Group increased 22% in the second quarter of 2013 and 13% for the six months ended June 30, 2013, as compared to the same periods in the previous year. The increase in this group’s revenues was due to the accretive impact of the Company’s acquisitions and core North American sales growth of approximately 18% and 4%, respectively. We expect sales in the Automotive Parts Group to remain strong over the remainder of the year due to the acquisition, continued organic growth and the improving economic conditions in the automotive aftermarket. The Industrial Products Group’s sales decreased by 1% for the three and six month periods ended June 30, 2013, as compared to the same period in 2012 primarily as a result of lower sales volume. Price inflation was not a material factor to sales in the three and six month periods ended June 30, 2013. Industrial market indices, such as Industrial Production and Capacity Utilization, moderated slightly in the first six months ended June 30, 2013, but overall the indices remained at consistent levels, indicating relative stability in the manufacturing sector of the economy served by the Industrial Parts Group. As a result, we expect opportunities for sales growth in our Industrial Products Group in the periods ahead. Sales for the Office Products Group decreased by approximately 3% and 2% for the three and six month periods ended June 30, 2013, respectively, as compared to the same periods in 2012 primarily as a result of lower sales volumes. Price inflation was not a material factor in the three and six month periods ended June 30, 2013. The industry-wide slowdown in office product consumption, which continues to pressure this segment, reflects the on-going elevated levels of white-collar unemployment. Sales for the Electrical/Electronic Materials Group decreased 4% and 5% for the three and six month periods ended June 30, 2013, as compared to the same period of the previous year, respectively primarily as a result of lower sales volumes and declines in copper pricing. Price inflation was not a material factor to sales in the three and six month periods ended June 30, 2013. The impact of copper pricing decreased sales by approximately 1% for the three and six month periods ended June 30, 2013. We expect opportunities for moderate sales growth for this group over the remainder of the year.

Cost of Goods Sold/Expenses

Cost of goods sold for the second quarter of 2013 was $2.57 billion, a 9% increase from $2.37 billion for the second quarter of 2012. The increase in cost of goods sold for the second quarter was primarily related to the 10% sales increase for the same period and the approximately $18 million in costs which were recorded to Cost of goods sold from the Company’s GPC Asia Pacific acquisition, as previously noted under “Overview,” and as more fully discussed in Part I, Item 1. Note I. As a percentage of net sales, cost of goods sold decreased to 69.9% of net sales for the three month period ended June 30, 2013, as compared to 70.9% for the same period of the prior year. For the six months ended June 30, 2013, cost of goods sold was $4.85 billion, a 5% increase from $4.63 billion for the same period last year, and as a percent of net sales decreased to 70.5% compared to 71.0% in the same six month period of 2012. Our cost of sales includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers and retail stores, vendor income and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor income or vendor pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures and (iv) physical inventory adjustments.

Total operating expenses of $790.4 million increased to 21.5% of net sales for the second quarter of 2013 compared to $705.0 million, or 21.1% of net sales for the same period of the prior year. For the six months ended June 30, 2013, these expenses totaled $1.49 billion, or 21.7% of net sales, an increase from $1.40 billion, or 21.4% of net sales for the same period in the prior year. The increase in operating expenses as a percentage of net sales for the second quarter and six months ended June 30, 2013 reflects the impact of higher operating costs at GPC Asia Pacific due to its higher level of operating costs associated with a 100% owned store-based model, as well as a decrease in leverage associated with the sales declines in our non-automotive related businesses. These increases are partially offset by the one-time acquisition gain, net of expenses, of $54 million recorded in operating expenses, as previously noted under “Overview,” and as more fully discussed in Part I, Item 1. Note I.

The Company’s operating expenses are substantially comprised of compensation and benefit costs for personnel. Other major expense categories include facility occupancy costs for headquarters, distribution center and store operations, insurance costs, accounting, legal and professional services, transportation and delivery costs, travel and advertising. Management’s ongoing cost control measures in these areas, as well as investments in technology, have served to improve the Company’s cost structure.

It should be noted that the GPC Asia Pacific business has a lower cost of goods sold and a higher level of operating costs due to its 100% owned store-based model, as compared to the Company’s other automotive businesses. However, the operating profit margin for GPC Asia Pacific is similar to the Company’s other automotive businesses.

Operating Profit

Operating profit of $317.3 million was 8.6% of net sales for the three months ended June 30, 2013, compared to 8.7% for the same period of the previous year. For the six months ended June 30, 2013, operating profit of $560.8 million decreased to 8.2% of net sales, compared to $539.9 million or 8.3% of net sales in the same period in 2012. The decrease in operating profit as a percentage of net sales for the three and six month periods ended June 30, 2013 is primarily due to the loss of expense leverage associated with lower sales growth in the Company’s non-automotive related businesses.

The Automotive Parts Group’s operating profit increased 22%, which correlates with the sales increase of 22% in the second quarter of 2013 and its operating profit margin remained unchanged at 9.3%, as compared to the same three month period of the prior year. For the six months ended June 30, 2013, operating profit increased 15% compared to the same period of the prior year, and the operating profit margin increased to 8.6% compared to 8.5% for the same period last year. For the six month period ended June 30, 2013, operating profit margin for this group improved due to the Company’s cost savings and improved expense leverage on increased revenues. The Industrial Products Group had a 6% decrease in operating profit in the second quarter of 2013 compared to the second quarter of 2012, and the operating profit margin for this group in the second quarter of 2013 decreased to 7.9% compared to 8.3% in the same period of the previous year. Operating profit for the Industrial Products Group decreased by 6% for the six month period ended June 30, 2013, compared to the same period in 2012, and the operating profit margin decreased to 7.5% compared to 7.9% for the same period in 2012. The Office Products Group’s operating profit decreased 3% in the second quarter of 2013 compared to the same three month period in 2012, and the operating profit margin for this group remained unchanged at 7.4% as compared to the same period of 2012. For the six months ended June 30, 2013, the Office Products Group’s operating profit decreased 8% compared to the same period of the prior year and the operating profit margin decreased to 7.7% compared to 8.1% for the same period in 2012. The Electrical/Electronic Materials Group operating profit decreased by 6% in the second quarter, and its operating profit margin decreased to 8.5% compared to 8.7% in the second quarter of the previous year. Operating profit for this group decreased by 9% for the six month period ended June 30, 2013, compared to the same period in 2012, and the operating profit margin decreased to 8.0% compared to 8.4% for the same six month period in 2012. The decrease in operating profit margin for each of the Industrial, Office Products and Electrical/Electronic Materials Groups is a result of the loss of expense leverage due to lower sales volume in the three and six month periods ended June 30, 2013.

Income Taxes

The effective income tax rate decreased to 31.3% for the three month period ended June 30, 2013, compared to 36.9% for the same three month period ended June 30, 2012. The effective income tax rate was 32.8% for the six month period ended June 30, 2013, compared to 36.5% for the same period in 2012. The rate decrease in the three and six month periods ended June 30, 2013 reflects the favorable tax rate applied to the one-time acquisition gain recorded in the period, as well as the favorable impact of a lower Australian tax rate applied to the pre-tax earnings of GPC Asia Pacific.

Net Income

Net income for the three months ended June 30, 2013 was $216.4 million, an increase of 28% as compared to $168.6 million for the same three month period of 2012. On a per share diluted basis, net income was $1.39, an increase of 29% as compared to $1.08 for the second quarter of 2012. Net income for the six months ended June 30, 2013, was $360.7 million, an increase of 15% from $314.9 million recorded in the same period of the previous year. Net income on a per share diluted basis for the six months ended June 30, 2013, was $2.31, up 15% compared to $2.01 for the same period in 2012.

Financial Condition

The Company’s cash balance at June 30, 2013 decreased $206.3 million or 51% from December 31, 2012, due primarily to the Company’s April 1, 2013 GPC Asia Pacific acquisition.

Accounts receivable increased $269.1 million or 18% from December 31, 2012, which is due to the Company’s GPC Asia Pacific acquired receivables and the increase in sales primarily in the Automotive Parts Group during the six month period ended June 30, 2013. Inventory increased $196.6 million or 8% compared to the inventory balance at December 31, 2012, due to $310.0 million of inventory included in the Company’s GPC Asia Pacific acquisition and slightly offset by planned inventory reductions. Accounts payable increased $383.0 million or 23% from December 31, 2012. This change is primarily due to the Company’s GPC Asia Pacific acquisition of $184.6 million, as well as more favorable payment terms, and other payables initiatives negotiated with our vendors in the six month period ended June 30, 2013. The Company’s debt is discussed below.

Liquidity and Capital Resources

Total debt increased $400.1 million, or 80%, from December 31, 2012, due to incremental borrowings under the $850 million unsecured revolving line of credit for the GPC Asia Pacific acquisition. The line of credit matures in September 2017 and bears interest at LIBOR plus various margins, which is based on the Company’s leverage ratio. At June 30, 2013, $400.1 million was outstanding under the line of credit.

The remaining debt outstanding is at fixed rates of interest and remains unchanged at $500.0 million as of June 30, 2013, compared to December 31, 2012. The fixed rate debt is comprised of two notes of $250.0 million each, due in November 2013 and November 2016, carrying an interest rate of 4.67% and 3.35%, respectively. At June 30, 2013, the Company was in compliance with all covenants connected with these borrowings.

The ratio of current assets to current liabilities was 1.5 to 1 at June 30, 2013, as compared to 1.9 to 1 at December 31, 2012.

The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including share repurchases, if any, for the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposures are the Australian dollar and Canadian dollar, which are the functional currency of our Australian and Canadian operations. There have been no other material changes in market risk from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

April 1, 2013 through April 30, 2013	71,608	$74.54	5,000	12,180,155

May 1, 2013 through May 31, 2013	315,955	$79.39	20,450	12,159,705

June 1, 2013 through June 30, 2013	320,288	$76.57	317,400	11,842,305

Totals	707,851	$77.62	342,850	11,842,305

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
(2)	On November 17, 2008, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 11.8 million shares authorized in the 2008 plan remain available to be repurchased by the Company. There were no other publicly announced plans as of June 30, 2013.

Unregistered Sales of Equity Securities

On April 1, 2013 the Company issued 85,049 shares of common stock as partial consideration in connection with the acquisition of the remaining 70% interest in GPC Asia Pacific. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares, based on, among other things, certain representations made to the Company by the recipients of these shares.

Item 6.	Exhibits

(a) The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 20, 2007)

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer – filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer – filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer – furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer – furnished herewith

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six month periods ended June 30, 2013 and 2012; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (iv) the Notes to the Condensed Consolidated Financial Statements – submitted herewith pursuant to Rule 406T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company
(Registrant)

Date: August 6, 2013	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)