Form 10-Q
period 2013-09-30
GENUINE PARTS CO
filed 2013-11-07
CIK 40987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2013
Common Stock, $1.00 par value per share	154,357,198 Shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$320,870	$403,095
Trade accounts receivable, less allowance for doubtful accounts (2013 – $30,676; 2012 – $19,180)	1,759,517	1,490,028
Merchandise inventories, net—at lower of cost or market	2,832,108	2,602,560
Prepaid expenses and other current assets	382,980	324,448

TOTAL CURRENT ASSETS	5,295,475	4,820,131
Goodwill and other intangible assets, less accumulated amortization	1,280,182	497,839
Deferred tax assets	257,571	279,463
Other assets	462,172	643,263
Property, plant and equipment, less allowance for depreciation (2013 – $814,710; 2012 – $759,640)	648,503	566,365

TOTAL ASSETS	$7,943,903	$6,807,061

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	$2,213,190	$1,681,900
Current portion of debt	583,896	250,000
Income taxes payable	19,176	4,354
Dividends payable	82,982	76,641
Other current liabilities	554,850	474,743

TOTAL CURRENT LIABILITIES	3,454,094	2,487,638
Long-term debt	250,000	250,000
Pension and other post–retirement benefit liabilities	481,333	572,988
Deferred tax liabilities	90,584	—
Other long-term liabilities	514,717	488,256
EQUITY
Preferred stock, par value—$1 per share
Authorized—10,000,000 shares – None issued	-0-	-0-
Common stock, par value—$1 per share
Authorized—450,000,000 shares
Issued—2013 – 154,357,198; 2012 – 154,841,438	154,357	154,841
Retained earnings	3,570,356	3,344,538
Accumulated other comprehensive loss	(581,652)	(501,492)

TOTAL PARENT EQUITY	3,143,061	2,997,887
Noncontrolling interests in subsidiaries	10,114	10,292

TOTAL EQUITY	3,153,175	3,008,179

TOTAL LIABILITIES AND EQUITY	$7,943,903	$6,807,061

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands, except per share data)
Net sales	$3,685,243	$3,375,778	$10,560,042	$9,894,902
Cost of goods sold	2,584,320	2,399,742	7,432,263	7,027,469

Gross profit	1,100,923	976,036	3,127,779	2,867,433
Operating expenses:
Selling, administrative & other expenses	793,957	678,894	2,221,096	2,027,098
Depreciation and amortization	35,220	25,609	98,072	73,329

	829,177	704,503	2,319,168	2,100,427
Income before income taxes	271,746	271,533	808,611	767,006
Income taxes	98,000	98,590	274,119	279,190

Net income	$173,746	$172,943	$534,492	$487,816

Basic net income per common share	$1.12	$1.11	$3.45	$3.14

Diluted net income per common share	$1.12	$1.11	$3.43	$3.11

Dividends declared per common share	$.5375	$.495	$1.6125	$1.485

Weighted average common shares outstanding	154,567	155,147	154,835	155,568
Dilutive effect of stock options and non-vested restricted stock awards	1,096	988	1,082	1,038

Weighted average common shares outstanding—assuming dilution	155,663	156,135	155,917	156,606

Comprehensive income	$192,317	$210,542	$454,332	$549,009

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$534,492	$487,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,072	73,329
Share-based compensation	8,932	8,098
Excess tax benefits from share-based compensation	(12,020)	(9,239)
Other	(50,608)	(1,011)
Changes in operating assets and liabilities	258,617	205,827

NET CASH PROVIDED BY OPERATING ACTIVITIES	837,485	764,820
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(84,146)	(71,627)
Acquisitions and other investing activities	(614,109)	(545,378)

NET CASH USED IN INVESTING ACTIVITIES	(698,255)	(617,005)
FINANCING ACTIVITIES:
Proceeds from debt	2,094,550	750,000
Payments on debt	(1,990,204)	(750,000)
Share-based awards exercised, net of taxes paid	(14,313)	(4,008)
Excess tax benefits from share-based compensation	12,020	9,239
Dividends paid	(243,262)	(224,170)
Purchase of stock	(71,738)	(58,808)

NET CASH USED IN FINANCING ACTIVITIES	(212,947)	(277,747)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,508)	2,996

NET DECREASE IN CASH AND CASH EQUIVALENTS	(82,225)	(126,936)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	403,095	525,054

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$320,870	$398,118

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

The preparation of interim financial statements requires management to make estimates and assumptions for the amounts reported in the condensed consolidated financial statements. Specifically, the Company makes estimates and assumptions in its interim condensed consolidated financial statements for inventory adjustments, the accrual of bad debts, customer sales returns, and volume incentives earned, among others. Inventory adjustments (including adjustments for a majority of inventories that are valued under the last-in, first-out (“LIFO”) method) are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment and LIFO valuation, which is performed each year-end. Reserves for bad debts are estimated and accrued based on a percentage of sales. Volume incentives are estimated based upon cumulative and projected purchasing levels. The estimates and assumptions for interim reporting may change upon final determination at year-end, and such changes may be significant.

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements covered by this quarterly report were issued.

Note B—Segment Information

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net sales:
Automotive	$2,016,076	$1,650,857	$5,572,415	$4,789,258
Industrial	1,110,309	1,138,854	3,344,421	3,398,801
Office products	430,457	444,255	1,252,857	1,283,748
Electrical/electronic materials	142,818	150,877	424,973	447,433
Other	(14,417)	(9,065)	(34,624)	(24,338)

Total net sales	$3,685,243	$3,375,778	$10,560,042	$9,894,902

Operating profit:
Automotive	$180,166	$150,648	$487,591	$418,187
Industrial	79,596	94,621	247,382	274,002
Office products	28,094	29,942	91,054	98,068
Electrical/electronic materials	12,625	13,555	35,297	38,454

Total operating profit	300,481	288,766	861,324	828,711
Interest expense, net	(7,031)	(4,971)	(18,236)	(14,705)
Other intangible assets amortization	(7,726)	(3,428)	(20,487)	(9,180)
Other, net	(13,978)	(8,834)	(13,990)	(37,820)

Income before income taxes	$271,746	$271,533	$808,611	$767,006

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income and comprehensive income.

Note C—Other Comprehensive Income

The difference between comprehensive income and net income was due to foreign currency translation adjustments and pension and other post-retirement benefit adjustments, as summarized below. The decrease in other comprehensive income for the nine months ended September 30, 2013 as compared to 2012 is attributed to fluctuations in the Australian dollar and Canadian dollar exchange rates in 2013.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net income	$173,746	$172,943	$534,492	$487,816
Other comprehensive income (loss):
Foreign currency translation	5,369	25,802	(116,900)	29,727
Pension and other post-retirement benefit adjustments:
Recognition of prior service credit, net of tax	(1,314)	(1,241)	(3,956)	(3,715)
Recognition of actuarial loss, net of tax	12,726	10,812	38,906	32,955
Net actuarial gain, net of tax	1,790	2,226	1,790	2,226

Total other comprehensive income (loss)	18,571	37,599	(80,160)	61,193

Comprehensive income	$192,317	$210,542	$454,332	$549,009

The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2013:

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1, 2013	$(632,576)	$131,084	$(501,492)
Other comprehensive income (loss) before reclassifications, net of tax	1,790	(116,900)	(115,110)
Amounts reclassified from accumulated other comprehensive loss, net of tax	34,950	—	34,950

Net current period other comprehensive income (loss)	36,740	(116,900)	(80,160)

Ending balance, September 30, 2013	$(595,836)	$14,184	$(581,652)

The accumulated other comprehensive loss components related to the pension and other post-retirement benefits are included in the computation of net periodic benefit cost (see employee benefit plans footnote for additional details).

Note D—Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for the Company’s interim and annual periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the condensed consolidated financial statements for the nine months ended September 30, 2013 and will not have a material impact on the annual consolidated financial statements.

Note E—Share-Based Compensation

As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in its 2012 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At September 30, 2013, total compensation cost related to nonvested awards not yet recognized was approximately $26.3 million, as compared to $20.4 million at December 31, 2012. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for SARs and RSUs outstanding at September 30, 2013 was approximately $144.0 million. At September 30, 2013, the aggregate intrinsic value for SARs and RSUs vested totaled approximately $91.1 million, and the weighted-average contractual life for outstanding and exercisable SARs and RSUs was approximately six and five years, respectively. For the nine months ended September 30, 2013, $8.9 million of share-based compensation cost was recorded, as compared to $8.1 million for the same period in the prior year. On April 1, 2013, the Company granted approximately 727,000 SARs and 132,000 RSUs. On October 1, 2013, the Company granted approximately 40,000 RSUs.

Options to purchase approximately 0.7 million and 0.6 million shares of common stock were outstanding but excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2013, as compared to approximately 0.8 million and 0.7 million shares in the same three and nine month periods of the prior year, respectively. These options were excluded from the computation of diluted net income per common share because the options’ exercise price was greater than the average market price of the common stock.

Note F—Employee Benefit Plans

Net periodic benefit cost included the following components for the three months ended September 30:

	Pension Benefits		Other Post-retirement Benefits
	2013	2012	2013	2012
	(in thousands)
Service cost	$4,798	$3,801	$—	$—
Interest cost	22,219	25,030	32	66
Expected return on plan assets	(33,414)	(32,098)	—	—
Amortization of prior service credit	(1,884)	(1,749)	(239)	(232)
Amortization of actuarial loss	20,535	17,314	258	307

Net periodic benefit cost	$12,254	$12,298	$51	$141

Net periodic benefit cost included the following components for the nine months ended September 30:

	Pension Benefits		Other Post-retirement Benefits
	2013	2012	2013	2012
	(in thousands)
Service cost	$14,735	$11,452	$—	$—
Interest cost	67,017	75,299	107	200
Expected return on plan assets	(100,427)	(96,260)	—	—
Amortization of prior service credit	(5,670)	(5,241)	(717)	(698)
Amortization of actuarial loss	62,744	52,809	820	941

Net periodic benefit cost	$38,399	$38,059	$210	$443

Pension benefits also include amounts related to a supplemental retirement plan. During the nine months ended September 30, 2013, the Company made a $57.2 million contribution to the pension plan.

Note G—Guarantees

The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the entity. The Company has no voting interest or direct or indirect equity ownership interest in any of the independents. The Company does not control the independents or the affiliates but receives a fee for the guarantee. The Company has concluded that the independents are variable interest entities but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entity’s economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is equal to the total borrowings subject to the Company’s guarantee. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At September 30, 2013, the Company was in compliance with all such covenants.

At September 30, 2013, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $261.0 million. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

The Company has accrued for certain guarantees related to the independents’ and affiliates’ borrowings as of September 30, 2013. These liabilities are not material to the financial position of the Company and are included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

Note H—Fair Value of Financial Instruments

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit approximate their respective fair values based on the short-term nature of these instruments. At September 30, 2013, the fair value of fixed rate debt was approximately $510.8 million. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity.

Note I—Acquisition

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

The Company recognized certain one-time positive purchase accounting pre-tax adjustments of approximately $33 million, or $0.21 net of taxes on a per share diluted basis, as a result of the acquisition. The net one-time purchase accounting adjustments consisted of a gain of $59 million related to remeasuring the 30% investment in GPC Asia Pacific held before the business combination to fair value, the post-closing sale of acquired inventory written up to fair value of $21 million as part of the purchase price allocation, and certain negative adjustments of approximately $5 million.

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

As part of the allocation of purchase price described below, acquired inventory was written up to fair value, which was approximately $21 million above the cost of the acquired inventory. Based on the inventory turn of the acquired inventories, approximately $18 million and $3 million of the write-up was recognized in cost of goods sold during the three months ended June 30, 2013 and the three months ended September 30, 2013, respectively.

The net $54 million of one-time gain and other adjustments are included in the line item “Selling, administrative & other expenses” and the acquired inventory adjustment of $21 million is included in “Cost of goods sold” in the condensed consolidated statements of income and comprehensive income.

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

April 1, 2013
(in thousands)
Trade accounts receivable	$94,000
Merchandise inventory	306,000
Prepaid expenses and other current assets	40,000
Property and equipment	59,000
Intangible assets	347,000
Other assets	25,000

Total identifiable assets acquired	871,000
Current liabilities	(244,000)
Long-term debt	(230,000)
Deferred tax liabilities and other	(109,000)

Total liabilities assumed	(583,000)

Net identifiable assets acquired	288,000
Goodwill	536,000

Net assets acquired	$824,000

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

The amounts of net sales and earnings of GPC Asia Pacific included in the Company’s condensed consolidated statements of income and comprehensive income from April 1, 2013 to September 30, 2013 were approximately $551 million in net sales and net income of $0.37 on a per share diluted basis, respectively.

The unaudited pro forma condensed consolidated statements of income and comprehensive income of the Company as if GPC Asia Pacific had been included in the consolidated results of the Company for the nine months ended September 30, 2013 and 2012 would be estimated at $10.8 and $10.7 billion in net sales, respectively, and net income of $3.45 and $3.44 on a per share diluted basis, respectively. The pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of these periods, nor is it necessarily indicative of future results.

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

Overview

Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the nine months ended September 30, 2013, business was conducted throughout the United States, Canada, Australasia, Mexico and Puerto Rico from approximately 2,400 locations.

For the three months ended September 30, 2013, we recorded consolidated net income of $173.7 million compared to consolidated net income of $172.9 million, a slight increase from the same three month period in the prior year. For the nine months ended September 30, 2013, we recorded consolidated net income of $534.5 million compared to consolidated net income of $487.8 million in the same period last year, an increase of 10%.

On April 1, 2013, the Company acquired the remaining 70% interest in GPC Asia Pacific, formerly known as the Exego Group, and was required to revalue its original 30% investment, which originated January 1, 2012. This remeasurement, net of certain one-time purchase accounting costs, amounted to a positive pre-tax adjustment of approximately $33 million recorded in the nine month period ended September 30, 2013. In accounting for the adjustment, approximately $21 million in costs were recorded to cost of goods sold and a $54 million gain, net of expenses, was recorded to selling, administrative & other expenses in the Company’s income statement. Additionally, the $33 million net adjustment is included in the “Other, net” line on our segment information in Part I, Item 1. Note B. The $33 million net adjustment, combined with a lower tax rate for the remeasurement, favorably impacted diluted earnings per share by $0.21 for the nine months ended September 30, 2013.

Sales

Sales for the third quarter of 2013 were $3.69 billion, an increase of 9% compared to $3.38 billion for the same period in 2012. For the nine months ended September 30, 2013, sales were $10.56 billion, an increase of 7% compared to $9.89 billion in the same period of the prior year.

Sales for the Automotive Parts Group increased 22% in the third quarter of 2013 and 16% for the nine months ended September 30, 2013, as compared to the same periods in the previous year. The increase in this group’s revenues was due to the approximately 17% accretive impact of the Company’s acquisitions, with the remaining 5% representing core North American sales growth. We expect sales in the Automotive Parts Group to remain strong over the remainder of the year due to the acquisition, continued organic growth and the improving economic conditions in the automotive aftermarket. The Industrial Products Group’s sales decreased by 3% and 2% for the three and nine month periods ended September 30, 2013, respectively, as compared to the same period in 2012 primarily as a result of lower sales volume. Although the Industrial market indices, such as Industrial Production and Capacity Utilization, would indicate a relatively stable manufacturing sector overall, customer demand in sectors such as equipment and machinery remains a headwind for our Industrial Group. Customers in this sector have been impacted by the slowdown in the oil and gas and mining and resource industries both domestically and globally. As the Industrial Group transitions through these industry challenges, the Company will rely on internal sales initiatives to show gradually improving revenues in the quarters ahead. Sales for the Office Products Group decreased by approximately 3% and 2% for the three and nine month periods ended September 30, 2013, respectively, as compared to the same periods in 2012 primarily as a result of lower sales volumes. The industry-wide slowdown in office product consumption, which continues to pressure this segment, reflects the on-going elevated levels of white-collar unemployment. Sales for the Electrical/Electronic Materials Group decreased 5% for the three and nine month periods ended September 30, 2013, as compared to the same period of the previous year, primarily as a result of lower sales volumes. The impact of copper pricing decreased sales by approximately 1% for the three and nine month periods ended September 30, 2013. We expect the industry segments currently pressuring the Electrical/Electronic Materials Group sales volume to remain weak in the near term. However, our focused growth initiatives should enable this group to report gradual revenue improvement in the quarters ahead.

Industry pricing was not a significant factor in any of the Company’s reportable segments for the three and nine month periods ended September 30, 2013.

Cost of Goods Sold/Expenses

Cost of goods sold for the third quarter of 2013 was $2.58 billion, an 8% increase from $2.40 billion for the third quarter of 2012. The increase in cost of goods sold for the third quarter was primarily related to the 9% sales increase for the same period. As a percentage of net sales, cost of goods sold decreased to 70.1% of net sales for the three month period ended September 30, 2013, as compared to 71.1% for the same period of the prior year. For the nine months ended September 30, 2013, cost of goods sold was $7.43 billion, a 6% increase from $7.03 billion for the same period last year, and as a percent of net sales decreased to 70.4% compared to 71.0% in the same nine month period of 2012. The increase in cost of goods sold for the nine months ended September 30, 2013 was primarily related to the 7% sales increase for the same period and the approximately $21 million in costs which were recorded to cost of goods sold from the Company’s GPC Asia Pacific acquisition, as previously noted under “Overview,” and as more fully discussed in Part I, Item 1. Note I. The Company’s cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers and retail stores, vendor income and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor income or vendor pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures and (iv) physical inventory and LIFO adjustments.

Total operating expenses of $829.2 million increased to 22.5% of net sales for the third quarter of 2013 compared to $704.5 million, or 20.9% of net sales for the same period of the prior year. For the nine months ended September 30, 2013, these expenses totaled $2.32 billion, or 22.0% of net sales, an increase from $2.10 billion, or 21.2% of net sales for the same period in the prior year. The increase in operating expenses as a percentage of net sales for the third quarter and nine months ended September 30, 2013 reflects the impact of higher operating costs at GPC Asia Pacific due to its higher level of operating costs associated with a 100% owned store-based model, as well as a decrease in leverage associated with the sales declines in our non-automotive related businesses. These increases are partially offset by the one-time acquisition gain, net of expenses, of $54 million recorded in operating expenses, as previously noted under “Overview,” and as more fully discussed in Part I, Item 1. Note I.

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

Operating Profit

Operating profit of $300.5 million was 8.2% of net sales for the three months ended September 30, 2013, compared to 8.6% for the same period of the previous year. For the nine months ended September 30, 2013, operating profit of $861.3 million decreased to 8.2% of net sales, compared to $828.7 million or 8.4% of net sales in the same period in 2012. The decrease in operating profit as a percentage of net sales for the three and nine month periods ended September 30, 2013 is primarily due to the loss of expense leverage associated with lower sales growth in the Company’s non-automotive related businesses.

The Automotive Parts Group’s operating profit increased 20%, which correlates with the sales increase of 22% in the third quarter of 2013 and its operating profit margin decreased to 8.9%, as compared to 9.1% for the same three month period of the prior year. For the nine months ended September 30, 2013, operating profit increased 17% compared to the same period of the prior year, and the operating profit margin increased to 8.8% compared to 8.7% for the same period last year. For the nine month period ended September 30, 2013, operating profit margin for this group improved due to the Company’s cost savings and improved expense leverage on increased revenues. The Industrial Products Group had a 16% decrease in operating profit in the third quarter of 2013 compared to the third quarter of 2012, and the operating profit margin for this group in the third quarter of 2013 decreased to 7.2% compared to 8.3% in the same period of the previous year. Operating profit for the Industrial Products Group decreased by 10% for the nine month period ended September 30, 2013, compared to the same period in 2012, and the operating profit margin decreased to 7.4% compared to 8.1% for the same period in 2012. The Office Products Group’s operating profit decreased 6% in the third quarter of 2013 compared to the same three month period in 2012, and the operating profit margin for this group decreased to 6.5% as compared to 6.7% for the same period of 2012. For the nine months ended September 30, 2013, the Office Products Group’s operating profit decreased 7% compared to the same period of the prior year and the operating profit margin decreased to 7.3% compared to 7.6% for the same period in 2012. The Electrical/Electronic Materials Group operating profit decreased by 7% in the third quarter, and its operating profit margin decreased to 8.8% compared to 9.0% in the third quarter of the previous year. Operating profit for this group decreased by 8% for the nine month period ended September 30, 2013, compared to the same period in 2012, and the operating profit margin decreased to 8.3% compared to 8.6% for the same nine month period in 2012. The decrease in operating profit margin for each of the Industrial, Office Products and Electrical/Electronic Materials Groups is a result of the loss of expense leverage due to lower sales volume in the three and nine month periods ended September 30, 2013.

Income Taxes

The effective income tax rate decreased to 36.1% for the three month period ended September 30, 2013, compared to 36.3% for the same three month period ended September 30, 2012. The effective income tax rate was 33.9% for the nine month period ended September 30, 2013, compared to 36.4% for the same period in 2012. The rate decrease in the nine month period ended September 30, 2013 reflects the favorable tax rate applied to the one-time acquisition gain recorded in the period, as well as the favorable impact of a lower Australian tax rate applied to the pre-tax earnings of GPC Asia Pacific.

Net Income

Net income for the three months ended September 30, 2013 was $173.7 million, a slight increase as compared to $172.9 million for the same three month period of 2012. On a per share diluted basis, net income was $1.12, an increase of 1% as compared to $1.11 for the third quarter of 2012. Net income for the nine months ended September 30, 2013, was $534.5 million, an increase of 10% from $487.8 million recorded in the same period of the previous year. Net income on a per share diluted basis for the nine months ended September 30, 2013, was $3.43, up 10% compared to $3.11 for the same period in 2012.

Financial Condition

The Company’s cash balance at September 30, 2013 decreased $82.2 million or 20% from December 31, 2012, due primarily to the Company’s April 1, 2013 GPC Asia Pacific acquisition.

Accounts receivable increased $269.5 million or 18% from December 31, 2012, which is due to the Company’s GPC Asia Pacific acquired receivables and the increase in sales primarily in the Automotive Parts Group during the nine month period ended September 30, 2013. Inventory increased $229.5 million or 9% compared to the inventory balance at December 31, 2012, due to $305.6 million of inventory included in the Company’s GPC Asia Pacific acquisition and marginally offset by planned inventory reductions. Accounts payable increased $531.3 million or 32% from December 31, 2012. This change is partly due to $131.8 million of accounts payable included in the Company’s GPC Asia Pacific acquisition, as well as more favorable payment terms, and other payables initiatives negotiated with our vendors in the nine month period ended September 30, 2013. The Company’s debt is discussed below.

Liquidity and Capital Resources

Total debt increased $333.9 million, or 67%, from December 31, 2012, due to incremental borrowings under the $850 million unsecured revolving line of credit for the GPC Asia Pacific acquisition. The line of credit matures in September 2017 and bears interest at LIBOR plus various margins, which is based on the Company’s leverage ratio. At September 30, 2013, $333.9 million was outstanding under the line of credit.

The remaining debt outstanding is at fixed rates of interest and remains unchanged at $500.0 million as of September 30, 2013, compared to December 31, 2012. The fixed rate debt is comprised of two notes of $250.0 million each, due in November 2013 and November 2016, carrying an interest rate of 4.67% and 3.35%, respectively. On August 19, 2013, the Company entered into an agreement which would fund the note maturing in November 2013 totaling $250 million. Upon funding, this note will be due in 2023 and carry an interest rate of 2.99%. At September 30, 2013, the Company was in compliance with all covenants connected with these borrowings.

The ratio of current assets to current liabilities was 1.5 to 1 at September 30, 2013, as compared to 1.9 to 1 at December 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2013 through July 31, 2013	155,433	$81.59	131,794	11,710,511
August 1, 2013 through August 31, 2013	514,357	$80.81	430,969	11,279,542
September 1, 2013 through September 30, 2013	56,857	$81.04	—	11,279,542
Totals	726,647	$80.99	562,763	11,279,542

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
(2)	On November 17, 2008, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 11.3 million shares authorized in the 2008 plan remain available to be repurchased by the Company. There were no other publicly announced plans as of September 30, 2013.

Item 6. Exhibits

(a)	The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 20, 2007)

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer—filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer—filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer—furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer—furnished herewith

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine month periods ended September 30, 2013 and 2012; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (iv) the Notes to the Condensed Consolidated Financial Statements—submitted herewith pursuant to Rule 406T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company
(Registrant)

Date: November 7, 2013	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)