Form 10-K
period 2013-12-31
GENUINE PARTS CO
filed 2014-02-27
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $11,558,411,000 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2013
Common Stock, $1 par value per share	153,727,213 shares

Specifically identified portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2014 are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.	BUSINESS.

Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials through our four operating segments, each described in more detail below. In 2013, business was conducted from approximately 2,600 locations throughout the United States, Canada and Mexico and, effective April 1, 2013, Australia and New Zealand. As of December 31, 2013, the Company employed approximately 37,500 persons.

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

Available Information.    The Company’s internet website can be found at www.genpt.com. The Company makes available, free of charge through its internet website, access to the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and any amendments to these documents, as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission (“SEC”). Additionally, our corporate governance guidelines, codes of conduct and ethics, and charters of the Audit Committee and the Compensation, Nominating and Governance Committee of our Board of Directors, as well as information regarding our procedure for shareholders and other interested parties to communicate with our Board of Directors, are available on our website.

In Part III of this Form 10-K, we incorporate certain information by reference to our proxy statement for our 2014 annual meeting of shareholders. We expect to file that proxy statement with the SEC on or about February 27, 2014, and we will make it available online at the same time at http://www.proxydocs.com/gpc. Please refer to the proxy statement for the information incorporated by reference into Part III of this From 10-K when it is available.

AUTOMOTIVE PARTS GROUP

The Automotive Parts Group, the largest division of the Company, distributes automotive parts and accessory items. In addition to nearly 450,000 available part numbers, the Company offers complete inventory, cataloging, marketing, training and other programs in the automotive aftermarket. The Company, as a result of its acquisition of Quaker City Motor Parts Co. in May 2012, is the sole member of the National Automotive Parts Association (“NAPA”), a voluntary trade association formed in 1925 to provide nationwide distribution of automotive parts.

During 2013, the Company’s Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores (“auto parts stores” or “NAPA AUTO PARTS stores”) owned and operated in the United States by the Company; NAPA and Traction automotive parts distribution centers and auto parts stores in the United States and Canada owned and operated by the Company and NAPA Canada/UAP Inc. (“NAPA Canada/UAP”), a wholly-owned subsidiary of the Company; auto parts stores and distribution centers in the United States operated by corporations in which the Company owned either a noncontrolling or controlling interest; auto parts stores in Canada operated by corporations in which UAP owns a 50% interest; import automotive parts distribution centers in the United States owned by the Company and operated by its Altrom America division; import automotive parts distribution centers in Canada owned and operated by Altrom Canada Corporation (“Altrom Canada”), a wholly-owned subsidiary of the Company; distribution centers in the United States owned by Balkamp, Inc. (“Balkamp”), a wholly-owned subsidiary of the Company; distribution facilities in the United

States owned by the Company and operated by its Rayloc division; and automotive parts distribution centers and automotive parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. (“Auto Todo”), a wholly-owned subsidiary of the Company.

In addition, effective April 1, 2013, the Company completed the purchase of the remaining 70% stake of Exego Group, subsequently renamed GPC Asia Pacific, for approximately $590 million (USD), net of cash acquired of $70 million, and the assumption of approximately $230 million (USD) in net debt. The purchase was funded using a combination of cash on hand and borrowings under existing credit facilities. The Company had previously purchased a 30% stake in GPC Asia Pacific on January 1, 2012 for approximately $166 million (USD) in cash. GPC Asia Pacific, headquartered in Melbourne, Australia, is a leading aftermarket distributor of automotive replacement parts and accessories in Australasia, with annual revenues of approximately $1.1 billion (USD) and a company-owned store footprint of 460 locations across Australia and New Zealand. In 2012, the Company accounted for this investment under the equity method of accounting.

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

The Company’s NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, SUVs, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes replacement parts for small engines, farm equipment and heavy duty equipment. The Company’s inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company’s domestic automotive operations purchase from approximately 100 different suppliers, approximately 50% of 2013 automotive parts inventories were purchased from 10 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers, which have protected the Company from inventory obsolescence.

Distribution System.    In 2013, the Company operated 62 domestic NAPA automotive parts distribution centers located in 41 states and approximately 1,100 domestic company-owned NAPA AUTO PARTS stores located in 46 states. At December 31, 2013, the Company owned either a noncontrolling or controlling interest in six corporations, which operated approximately 114 auto parts stores in nine states.

NAPA Canada/UAP, founded in 1926, is a Canadian leader in the distribution and marketing of replacement parts and accessories for automobiles and trucks. NAPA Canada/UAP employs approximately 3,800 people and operates a network of 12 distribution centers supplying approximately 594 NAPA stores and 104 Traction wholesalers. Traction is a supplier of parts to small and large fleet owners and operators and, together with NAPA stores, is a significant supplier to the mining and forestry industries. The NAPA stores and Traction wholesalers in Canada include approximately 187 company owned stores, 12 joint ventures and 28 progressive owners in which NAPA Canada/UAP owns a 50% interest and approximately 471 independently owned stores. NAPA and Traction operations supply bannered installers and independent installers in all provinces of Canada, as well as networks of service stations and repair shops operating under the banners of national accounts. UAP is a licensee of the NAPA® name in Canada.

In Canada, Altrom Canada operates 13 import automotive parts distribution centers. In the United States, Altrom America operates two import automotive parts distribution centers.

In Mexico, Auto Todo owns and operates 11 distribution centers, four auto parts stores and four tire centers. Auto Todo is a licensee of the NAPA® name in Mexico.

In Australia and New Zealand, GPC Asia Pacific is leading distributor of automotive replacement parts and accessories. GPC Asia Pacific operates eight distribution centers, 399 Repco stores and 61 branches associated with the Ashdown Ingram, Motospecs and McLeod operations.

The Company’s domestic distribution centers serve approximately 4,900 independently owned NAPA AUTO PARTS stores located throughout the United States. NAPA AUTO PARTS stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, these independent automotive parts stores account for approximately 65% of the Company’s total U.S. Automotive sales and 24% of the Company’s total sales, with no automotive parts store or group of automotive parts stores with individual or common ownership accounting for more than 0.25% of the total sales of the Company.

Products.    Distribution centers have access to over 446,000 different parts and related supply items. Each item is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers. Most orders are filled and shipped the same day as they are received. The majority of sales are paid from statements with varied terms and conditions. The Company does not manufacture any of the products it distributes. The majority of products are distributed under the NAPA® name, a mark licensed to the Company by NAPA, which is important to the sales and marketing of these products. Traction sales also include products distributed under the HD Plus name, a proprietary line of automotive parts for the heavy duty truck market.

Related Operations.    Balkamp, a wholly-owned subsidiary of the Company, distributes a wide variety of replacement parts and accessory items for passenger cars, heavy-duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the 45,000 products, which constitute the “Balkamp” line of products that are distributed through the NAPA system. These products are categorized into over 175 different product categories purchased from approximately 450 domestic suppliers and over 100 foreign manufacturers. Balkamp has two distribution centers located in Plainfield, Indiana, and West Jordan, Utah. In addition, Balkamp operates two redistribution centers that provide the NAPA system with over 1,100 SKUs of oils and chemicals. BALKAMP®, a federally registered trademark, is important to the sales and marketing promotions of the Balkamp organization.

The Company, through its Rayloc division, operates four facilities where certain small automotive parts are distributed through the NAPA system under the NAPA® brand name. Rayloc® is a mark licensed to the Company by NAPA.

The Company’s Heavy Vehicle Parts Group operates as TW Distribution, with one warehouse location in Atlanta, Georgia, which serves 22 Traction Heavy Duty parts stores in the United States, of which 14 are company-owned and eight are independently owned. This group distributes heavy vehicle parts through the NAPA system and direct to small fleet owners and operators.

Segment Data.    In the year ended December 31, 2013, sales from the Automotive Parts Group were approximately 53% of the Company’s net sales, as compared to 49% in 2012 and 2011. For additional segment information, see Note 10 of Notes to Consolidated Financial Statements beginning on page F-1.

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

NAPA.    The Company is the sole member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose sole member in 2013 owned and operated 62 distribution centers located throughout the United States. NAPA develops marketing concepts and programs that may be used by its members which, at December 31, 2013, includes only the Company. It is not involved in the chain of distribution.

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

In 2013, the Industrial Parts Group served more than 150,000 customers in all types of industries located throughout North America, including the food and beverage, forest products, primary metal, pulp and paper, mining, automotive, oil and gas, petrochemical and pharmaceutical industries; as well as strategically targeted specialty industries such as power generation, wastewater treatment facilities, wind power generation, solar power, government projects, pipelines, railroad, ports, and others. Motion services all manufacturing and processing industries with access to a database of 5.6 million parts. Additionally, Motion provides U.S. government agencies access to approximately 600,000 products and replacement parts through a Government Services Administration (GSA) schedule.

In the fourth quarter of 2013, Motion made two strategic acquisitions. Effective October 26, 2013, Motion acquired the stock of AST Bearings LLC (“AST”), with facilities in Montville, New Jersey and Irvine, California. AST is an industrial distributor specializing in high-precision, miniature and specialty bearings, bushings and related services, with annual revenues of approximately $35 million. Effective December 2, 2013, Motion acquired the assets of Paragon Service & Supply, Inc. (“Paragon”), located in Lima, Ohio. Paragon is a distributor of industrial cutting tools, abrasives and metal-working equipment, with approximately $15 million in annual revenues.

Effective January 31, 2014, Motion Canada acquired Commercial Solutions Inc. (“CSI”), which at that time was a public company traded on the Toronto Stock Exchange under the ticker symbol “CSA”. CSI’s shares were delisted following the acquisition. Headquartered in Edmonton, Alberta, CSI is an independent national distributor of industrial supplies, including bearings and power transmission products, complete solutions for drilling rigs and industrial and safety supplies. Its customers represent a broad cross-section of industries and are served from 22 locations across Canada and one in the U.S. CSI is expected to generate approximately $100 million in annual revenues.

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

Distribution System.    In North America, the Industrial Parts Group operated 511 branches, 15 distribution centers and 42 service centers as of December 31, 2013. The distribution centers stock and distribute more than 240,000 different items purchased from more than 1,100 different suppliers. The service centers provide hydraulic, hose and mechanical repairs for customers. Approximately 34% of 2013 total industrial product purchases were made from 10 major suppliers. Sales are generated from the Industrial Parts Group’s branches located in 49 states, Puerto Rico, nine provinces in Canada, and Mexico. Each branch has warehouse facilities that stock significant amounts of inventory representative of the products used by customers in the respective market area served.

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

Segment Data.    In the year ended December 31, 2013, sales from the Company’s Industrial Parts Group approximated 31% of the Company’s net sales, as compared to 34% in 2012 and 33% in 2011. For additional segment information, see Note 10 of Notes to Consolidated Financial Statements beginning on page F-1.

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

OFFICE PRODUCTS GROUP

The Office Products Group, operated through S. P. Richards Company (“S. P. Richards”), a wholly owned subsidiary of the Company, is headquartered in Atlanta, Georgia. S. P. Richards is engaged in the wholesale distribution of a broad line of office and other business related products through a diverse customer base of resellers. These products are used in homes, businesses, schools, offices, and other institutions. Office products fall into the general categories of computer supplies, imaging products, office furniture, office machines, general office products, school supplies, cleaning, janitorial, sanitation and breakroom supplies, safety and security items, healthcare products and disposable food service products.

The Office Products Group is represented in Canada through S. P. Richards Canada, a wholly-owned subsidiary of the Company headquartered near Toronto, Ontario. S. P. Richards Canada services office product resellers throughout Canada from locations in Vancouver, Toronto, Calgary, Edmonton and Winnipeg.

Effective February 1, 2014, S. P. Richards acquired the assets of Garland C. Norris Company, Inc. (“GCN”), headquartered in Apex, North Carolina. GCN is a regional wholesale distributor of food service disposables and janitorial and cleaning supplies, with annual revenues of approximately $35 million.

Distribution System.    The Office Products Group distributes more than 55,000 items to over 4,300 resellers and distributors throughout the United States and Canada from a network of 41 distribution centers. This group’s network of strategically located distribution centers provides overnight delivery of the Company’s comprehensive product offering. Approximately 47% of the Company’s 2013 total office products purchases were made from 10 major suppliers.

The Office Products Group sells to a wide variety of resellers. These resellers include independently owned office product dealers, national office product superstores and mass merchants, large contract stationers, mail order companies, Internet resellers, college bookstores, military base stores, office furniture dealers, value-added technology resellers, business machine dealers, janitorial and sanitation supply distributors, safety product resellers and food service distributors. Resellers are offered comprehensive marketing programs, which include print and electronic catalogs and flyers, electronic content for reseller websites, and education and training resources. In addition, market analytics programs are made available to qualified resellers.

Products.    The Office Products Group distributes computer supplies including storage media, printer supplies and computer accessories; office furniture including desks, credenzas, chairs, chair mats, partitions, file cabinets and computer furniture; office machines including telephones, answering machines, calculators, fax machines, multi-function copiers, printers, digital cameras, televisions, laminators and shredders; general office supplies including desk accessories, business forms, accounting supplies, binders, filing supplies, report covers, writing instruments, envelopes, note pads, copy paper, mailroom and shipping supplies, drafting supplies and audiovisual supplies; school supplies including bulletin boards, teaching aids and art supplies; healthcare products including exam room supplies and accessories; janitorial and cleaning supplies; safety supplies; disposable food service products; and breakroom supplies including napkins, utensils, snacks and beverages. S. P. Richards has return privileges with most of its suppliers, which have protected the Company from inventory obsolescence.

While the Company’s inventory includes products from nearly 600 of the industry’s leading manufacturers worldwide, S. P. Richards also markets products under its eight proprietary brands. These brands include: Sparcotm, an economical line of office supply basics; Compucessory®, a line of computer accessories; Lorelltm, a line of office furniture; NatureSaver®, an offering of recycled products; Elite Image®, a line of new and remanufactured toner cartridges, premium papers and labels; Integratm, a line of writing instruments; Genuine Joe®, a line of cleaning and breakroom products; and Business Source®, a line of basic office supplies available only to independent resellers. Through the Company’s FurnitureAdvantagetm program, S. P. Richards provides resellers with an additional 11,000 furniture items made available to consumers in 7 to 10 business days.

Segment Data.    In the year ended December 31, 2013, sales from the Company’s Office Products Group approximated 12% of the Company’s net sales, as compared to 13% in 2012 and 14% in 2011. For additional segment information, see Note 10 of Notes to Consolidated Financial Statements beginning on page F-1.

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

ELECTRICAL/ELECTRONIC MATERIALS GROUP

The Electrical/Electronic Materials Group was formed on July 1, 1998 through the acquisition of EIS, Inc. (“EIS”), a wholly-owned subsidiary of the Company headquartered in Atlanta, Georgia. This Group distributes materials to more than 20,000 electrical and electronic manufacturers, as well as industrial assembly and specialty wire and cable markets in North America. With 47 branch locations in the United States, Puerto Rico, the Dominican Republic, Mexico and Canada, this Group distributes over 100,000 items including wire and cable, insulating and conductive materials, assembly tools and test equipment. EIS also has six manufacturing facilities that provide custom fabricated parts.

In 2013, EIS made two strategic acquisitions. Effective August 1, 2013, EIS acquired the assets of Trient Technologies Inc., a fabricator of flexible materials with one location in Woodville, Wisconsin and annual revenues of approximately $9 million. Effective October 31, 2013, EIS acquired the assets of Tekra Corporation (“Tekra”), headquartered in New Berlin, Wisconsin. Tekra is an independent fabricator and coater of films and flexible materials with approximately $75 million in annual revenues.

Additionally, effective February 1, 2014, EIS acquired the assets of Electro-Wire, Inc. (“Electro-Wire”). Headquartered in Schaumburg, Illinois, Electro-Wire is a North American distributor and contract manufacturer of specialty wire and cable products with four locations in the U.S. and primarily serving the telecom and transit markets. Electro-Wire is expected to generate approximately $100 million in annual revenues.

Distribution System.    The Electrical/Electronic Materials Group provides distribution services to OEM’s, motor repair shops, specialty wire and cable users and a broad variety of industrial assembly markets. EIS actively utilizes its e-commerce Internet site to present its products to customers while allowing these on-line visitors to conveniently purchase from a large product assortment.

Electrical and electronic, industrial assembly, and wire and cable products are distributed from warehouse locations in major user markets throughout the United States, as well as in Mexico, Canada, Puerto Rico, and the Dominican Republic. EIS has return privileges with some of its suppliers, which have protected the Company from inventory obsolescence.

Products.    The Electrical/Electronic Materials Group distributes a wide variety of products to customers from over 350 vendors. These products include custom fabricated flexible materials that are used as components within a customer’s manufactured finished product in a variety of market segments. Among the products distributed and fabricated are such items as magnet wire, conductive materials, electrical wire and cable, insulating and shielding materials, assembly tools, test equipment, adhesives and chemicals, pressure sensitive tapes, solder, anti-static products, thermal management products and coated films. To meet the prompt delivery demands of its customers, this Group maintains large inventories. The majority of sales are on open account. Approximately 45% of 2013 total Electrical/Electronic Materials Group purchases were made from 10 major suppliers.

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

Segment Data.    In the years ended December 31, 2013, 2012 and 2011, sales from the Company’s Electrical/Electronic Materials Group approximated 4% of the Company’s net sales. For additional segment information, see Note 10 of Notes to Consolidated Financial Statements beginning on page F-1.

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

•	the consolidation of certain of our manufacturing customers and the trend of manufacturing operations being moved overseas; and

•	the economy in general, which in declining conditions may cause reduced demand for industrial output.

With respect to our office products group, the primary factors are:

•	the increasing digitization of the workplace, as this impacts the need for certain office products;

•	the level of unemployment, especially as it relates to white collar and service jobs, as this impacts the need for office products; and

•	the economy in general, which in declining conditions may cause reduced demand for office products consumption.

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

We have implemented numerous initiatives in each of our four business segments to grow sales and earnings, including the introduction of new and expanded product lines, strategic acquisitions, geographic expansion (including through acquisitions), sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives. If we are unable to implement these initiatives efficiently and effectively, or if these initiatives are unsuccessful, our business, financial condition, results of operations and cash flows could be adversely affected.

Successful implementation of these initiatives also depends on factors specific to the automotive parts industry and the other industries in which we operate and numerous other factors that may be beyond our control. In addition to the other risk factors contained in this “Item 1A. Risk Factors”, adverse changes in the following factors could undermine our business initiatives and have a material adverse affect on our business, financial condition, results of operations and cash flows:

•	the competitive environment in our end markets may force us to reduce prices below our desired pricing level or to increase promotional spending;

•	our ability to anticipate changes in consumer preferences and to meet customers’ needs for our products in a timely manner;

•	our ability to successfully enter new markets, including by successfully identifying and acquiring suitable acquisition targets in these new markets;

•	our ability to effectively manage our costs;

•	our ability to continue to grow through acquisitions and successfully integrate acquired businesses in our existing operations; and

•	the economy in general.

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

The Company’s Automotive Parts Group currently operates 62 NAPA Distribution Centers in the United States distributed among ten geographic divisions. Approximately 90% of the distribution center properties are owned by the Company. At December 31, 2013, the Company operated approximately 1,100 NAPA AUTO PARTS stores located in 46 states, and the Company owned either a noncontrolling or controlling interest in 114 additional auto parts stores in nine states. Other than NAPA AUTO PARTS stores located within Company owned distribution centers, the majority of the automotive parts stores in which the Company has an ownership interest are operated in leased facilities. In addition, NAPA Canada/UAP operates 12 distribution centers and approximately 199 automotive parts and Traction stores in Canada, excluding any joint ventures. Auto Todo operates 11 distribution centers and eight stores and tire centers in Mexico. These operations are conducted in leased facilities. GPC Asia Pacific operates throughout Australia and New Zealand with eight distribution centers, 399 Repco stores and 61 branches associated with the Ashdown Ingram, Motospecs and McLeod operations. These distribution center, store and branch operations are conducted in leased facilities.

The Company’s Automotive Parts Group also operates four Balkamp distribution/redistribution centers, four Rayloc distribution facilities and two transfer and shipping facilities. Nearly all of the Balkamp and Rayloc operations are conducted in facilities owned by the Company. Altrom Canada operates 13 import parts distribution centers and Altrom America operates two import parts distribution centers. The Heavy Vehicle Parts Group operates one TW distribution center, which serves 22 Traction stores of which 14 are company owned and located in the U.S. These operations are conducted in leased facilities.

The Company’s Industrial Parts Group, operating through Motion and Motion Canada, operates 15 distribution centers, 42 service centers and 511 branches. Approximately 90% of these branches are operated in leased facilities.

The Company’s Office Products Group operates 36 facilities in the United States and five facilities in Canada distributed among the Group’s five geographic divisions. Approximately 75% of these facilities are operated in leased buildings.

The Company’s Electrical/Electronic Materials Group operates in 47 locations in the United States, one location in Puerto Rico, one location in the Dominican Republic, three locations in Mexico and one location in Canada. All of this Group’s 53 facilities are operated in leased buildings.

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

Market Information Regarding Common Stock

The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol “GPC”. The following table sets forth the high and low sales prices for the common stock per quarter as reported on the New York Stock Exchange and dividends per share of common stock paid during the last two fiscal years:

	Sales Price of Common Shares
	2013		2012
	High	Low	High	Low
Quarter
First	$78.12	$64.43	$66.43	$60.84
Second	84.27	71.87	66.50	55.58
Third	85.41	77.80	65.18	58.73
Fourth	84.89	76.26	66.90	59.53

	Dividends Declared per Share
	2013	2012
Quarter
First	$0.5375	$0.4950
Second	0.5375	0.4950
Third	0.5375	0.4950
Fourth	0.5375	0.4950

Stock Performance Graph

Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return on the Company’s Common Stock against the cumulative total shareholder return of the Standard and Poor’s 500 Stock Index and a peer group composite index structured by the Company as set forth below for the five year period that commenced December 31, 2008 and ended December 31, 2013. This graph assumes that $100 was invested on December 31, 2008 in Genuine Parts Company Common Stock, the S&P 500 Stock Index (the Company is a member of the S&P 500, and its cumulative total shareholder return went into calculating the S&P 500 results set forth in the graph) and the peer group composite index as set forth below and assumes reinvestment of all dividends.

Comparison of five year cumulative total shareholder return

Genuine Parts Company, S&P 500 Index and peer group composite index

Cumulative Total Shareholder Return $ at Fiscal Year End	2008	2009	2010	2011	2012	2013
Genuine Parts Company	100.00	105.22	147.87	182.23	195.48	263.01
S&P 500	100.00	126.46	145.50	148.58	172.35	228.17
Peer Index	100.00	142.97	207.35	199.05	227.70	321.78

In constructing the peer group composite index (“Peer Index”) for use in the stock performance graph above, the Company used the shareholder returns of various publicly held companies (weighted in accordance with each company’s stock market capitalization at December 31, 2008 and including reinvestment of dividends) that compete with the Company in three industry segments: automotive parts, industrial parts and office products (each group of companies included in the Peer Index as competing with the Company in a separate industry segment is hereinafter referred to as a “Peer Group”). Included in the automotive parts Peer Group are those companies making up the Dow Jones U.S. Auto Parts Index (the Company is a member of such industry group, and its individual shareholder return was included when calculating the Peer Index results set forth in the performance graph). Included in the industrial parts Peer Group are Applied Industrial Technologies, Inc. and Kaman Corporation and included in the office products Peer Group is United Stationers Inc. The Peer Index does not break out a separate electrical/electronic peer group due to the fact that there is currently no true market comparative to EIS. The electrical/electronic component of sales is redistributed to the Company’s other segments on a pro rata basis to calculate the final Peer Index.

In determining the Peer Index, each Peer Group was weighted to reflect the Company’s annual net sales in each industry segment. Each industry segment of the Company comprised the following percentages of the Company’s net sales for the fiscal years shown:

Industry Segment	2008	2009	2010	2011	2012	2013
Automotive Parts	48%	52%	50%	49%	49%	53%
Industrial Parts	32%	29%	31%	33%	34%	31%
Office Products	16%	16%	15%	14%	13%	12%
Electrical/Electronic Materials	4%	3%	4%	4%	4%	4%

Holders

As of December 31, 2013, there were 5,071 holders of record of the Company’s common stock. The number of holders of record does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Issuer Purchases of Equity Securities

The following table provides information about the purchases of shares of the Company’s common stock during the three month period ended December 31, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2013 through October 31, 2013	215,475	$78.66	214,400	11,065,142
November 1, 2013 through November 30, 2013	276,080	$80.71	220,547	10,844,595
December 1, 2013 through December 31, 2013	190,561	$81.31	176,216	10,668,379
Totals	682,116	$80.23	611,163	10,668,379

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)	On November 17, 2008, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 10.7 million shares authorized in the 2008 plan remain available to be repurchased by the Company. There were no other publicly announced plans as of December 31, 2013.

ITEM 6.	SELECTED FINANCIAL DATA.

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

Year Ended December 31,	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Net sales	$14,077,843	$13,013,868	$12,458,877	$11,207,589	$10,057,512
Cost of goods sold	9,857,923	9,235,777	8,852,837	7,954,645	7,047,750
Operating and non-operating expenses, net	3,175,616	2,759,159	2,715,234	2,491,161	2,365,597
Income before taxes	1,044,304	1,018,932	890,806	761,783	644,165
Income taxes	359,345	370,891	325,690	286,272	244,590
Net income	$684,959	$648,041	$565,116	$475,511	$399,575
Weighted average common shares outstanding during year — assuming dilution	155,714	156,420	157,660	158,461	159,707
Per common share:
Diluted net income	$4.40	$4.14	$3.58	$3.00	$2.50
Dividends declared	2.15	1.98	1.80	1.64	1.60
December 31 closing stock price	83.19	63.58	61.20	51.34	37.96
Total debt, less current maturities	500,000	250,000	500,000	250,000	500,000
Total equity	3,358,768	3,008,179	2,753,591	2,763,486	2,590,144
Total assets	$7,680,297	$6,807,061	$6,202,774	$5,788,227	$5,327,872

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Genuine Parts Company is a service organization engaged in the distribution of automotive parts, industrial parts, office products and electrical/electronic materials. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. In 2013, the Company conducted business throughout the United States, Canada, Australia, New Zealand, Mexico and Puerto Rico from approximately 2,600 locations.

We recorded consolidated net sales of $14.1 billion for the year ended December 31, 2013, an increase of 8% compared to $13.0 billion in 2012. Consolidated net income for the year ended December 31, 2013 was $685 million, up 6% from $648 million in 2012. The Company’s internal growth initiatives, including the positive impact of acquisitions, as well as effective cost management, which we discuss further below, served to drive our solid financial performance for the year, despite the challenging market conditions that were experienced by our non-automotive business segments.

The 8% sales growth in 2013 follows a 4.5% revenue increase in 2012 and an 11% increase in revenues in 2011. Our 6% increase in net income follows a 15% increase in net income in 2012 and a 19% increase in net income in 2011. In 2011, we experienced strong and steady growth in three of our four business segments, as conditions in these industries improved significantly from the depressed levels associated with the recessionary period of 2009. These favorable conditions began to moderate following the first quarter of 2012, which created a more challenging sales environment over the balance of the year. In 2013, we continued to experience difficult market conditions in the Industrial, Electrical/Electronic and Office industries, while the Automotive business performed reasonably well. Over the three year period of 2011 through 2013, our financial performance was positively impacted by a variety of initiatives we implemented to grow sales and earnings in each of our four businesses. Examples of such initiatives include strategic acquisitions, the introduction of new and expanded product lines, geographic expansion, sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives. We discuss these initiatives further below.

With regard to the December 31, 2013 consolidated balance sheet, the Company’s cash balance of $197 million was down from cash of $403 million at December 31, 2012, due primarily to recent acquisitions in our Automotive, Industrial and Electrical/Electronic business segments during 2013, which are discussed further under Liquidity and Capital Resources. The Company continues to maintain a strong cash position, supported by the increase in net income and ongoing working capital management in 2013. Accounts receivable increased by approximately 12%, which is less than our sales increase in the fourth quarter of the year, and inventory was up by approximately 13%, or approximately 1% before the impact of acquisitions. Accounts payable increased $588 million or 35% from the prior year. The significant increase in this line item is due primarily to improved payment terms with certain suppliers. Additionally, accounts payable associated with acquisitions accounted for approximately 10% of the increase. Total debt outstanding at December 31, 2013 was $765 million, an increase of $265 million from $500 million at December 31, 2012.

RESULTS OF OPERATIONS

Our results of operations are summarized below for the three years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	(In thousands except per share data)
Net Sales	$14,077,843	$13,013,868	$12,458,877
Gross Profit	4,219,920	3,778,091	3,606,040
Net Income	684,959	648,041	565,116
Diluted Earnings Per Share	4.40	4.14	3.58

Net Sales

Consolidated net sales for the year ended December 31, 2013 totaled $14.1 billion, an 8% increase from 2012 driven by an 18.5% increase in the Automotive segment, that was offset by a 1% sales decrease in our non-automotive businesses. Acquisitions, primarily in Automotive, but also in the Industrial and Electrical/Electronic businesses, contributed 7% to our total sales growth and increased sales volume accounted for the remaining 1%. The impact of product inflation varied by business again in 2013 and, cumulatively, prices were flat in the Automotive segment, up approximately 1% in the Industrial and Electrical/Electronic segments and up approximately 0.5% in the Office segment. The Company is well positioned to improve sales in 2014.

Consolidated net sales for the year ended December 31, 2012 totaled $13.0 billion, a 4.5% increase from 2011 and driven by sales increases in three of our four business segments. Acquisitions in our Automotive and Electrical businesses contributed 2% to our sales growth and increased sales volume added approximately 2% to sales. The impact of product inflation varied by business, as, cumulatively, prices in 2012 were flat in the Automotive segment, up approximately 2% in the Industrial segment, flat in the Electrical/Electronic segment and up approximately 3% in the Office segment.

Automotive Group

Net sales for the Automotive Group (“Automotive”) were $7.5 billion in 2013, an increase of 18.5% from 2012. The increase in sales for the year was primarily due to the April 1, 2013 acquisition of GPC Asia Pacific, formerly Exego, and the May 1, 2012 acquisition of Quaker City Motor Parts Co. (“Quaker City”). Combined, these acquisitions contributed approximately 15% to sales. Additionally, Automotive achieved a positive comparable store sales increase of approximately 4%, offset slightly by the 0.5% negative impact of currency associated with our Canadian business. Automotive sales were not materially impacted by product inflation or the effect of currency associated with our Mexican businesses. In 2013, Automotive revenues were up 3% in the first quarter, then up 22% in the second and third quarters and up 25% in the fourth quarter. We believe that the underlying fundamentals in the automotive aftermarket, including the overall aging of the vehicle population, remain solid and will serve to drive increased demand for automotive aftermarket maintenance and supply items in 2014. Based on these fundamentals and the internal growth initiatives in our Automotive business, we expect to grow our sales for this group again in 2014.

Net sales for Automotive were $6.3 billion in 2012, an increase of 4% from 2011. The increase in sales for the year was primarily due to the May 1, 2012 acquisition of Quaker City, which contributed approximately 3% to sales. Additionally, Automotive achieved a positive comparable store sales increase of slightly more than 1%. Automotive sales were not materially impacted by product inflation or the effect of currency associated with our Canadian and Mexican businesses. In 2012, Automotive revenues were up 6% in the first quarter, then up 4% in the second quarter, up 2.5% in the third quarter and up 5% in the fourth quarter.

Industrial Group

Net sales for Motion Industries, our Industrial Group (“Industrial”), were $4.4 billion in 2013, down slightly compared to 2012. Sales volumes in this business were down approximately 1% from the prior year, while higher transaction values associated with product inflation added 1% to sales in 2013. The slight positive impact on sales from acquisitions was offset by the slight negative impact of currency associated with our Canadian business. Industrial revenues were down 2% in the first quarter of 2013 , down 1% in the second quarter, down 2.5% in the third quarter and up 3% in the fourth quarter. We expect the recent acquisitions for this business segment, as well as other internal growth initiatives and relatively stable manufacturing indicators, to provide us ample growth opportunities for our Industrial business in 2014.

Net sales for Industrial, were $4.5 billion in 2012, an increase of 7% compared to 2011. The positive impact of Industrial’s internal sales initiatives, which drove higher sales volume, contributed 5% to sales. Higher transaction values in 2012 associated with product inflation added another 2% to sales. There was no material impact on sales from acquisitions and no effect of currency associated with our Canadian business. Industrial revenues were up 12% in the first quarter of 2012, up 8% in the second quarter, then up 4.5% and 2% in the third and fourth quarters, respectively.

Office Group

Net sales for S. P. Richards, our Office Products Group (“Office”), were $1.6 billion in 2013, a 3% decrease in sales from 2012. The industry-wide weakness in office products consumption, driven by the ongoing elevated levels of white collar unemployment and the declining demand for paper and paper-based office products due to workplace digitization, continues to pressure this segment, and we do not expect any meaningful improvement in these conditions in the near future. Overall, sales volume in Office declined by approximately 3.5% for the year, offset by the benefit of slightly higher transaction values associated with price inflation of 0.5%. Sales decreased by 1% in the first quarter, 3% in the second and third quarters and 4% in the fourth quarter of 2013. Our focus in 2014 will be on market share initiatives, product line extensions and further diversification of our product and customer portfolios.

Net sales for Office were $1.7 billion in 2012, flat with revenues in 2011. Overall, sales volume in Office declined by 3% for the year, offset by higher transaction values associated with price inflation of approximately 3%. Sales decreased by 1% in the first, second and third quarters, and were up 3% in the fourth quarter of 2012.

Electrical/Electronic Group

Net sales for EIS, our Electrical and Electronic Group (“Electrical/Electronic”), decreased to $569 million in 2013, down 2% from 2012. The decrease in revenues is attributable to several factors, as sales volume was down by 5% and copper pricing negatively impacted sales by 1% relative to 2012. These items were partially offset by a 3% positive sales contribution from acquisitions and the benefit of higher transaction values associated with 1% price inflation for the year. Sales for Electrical/Electronic decreased by 5% in the first quarter, 4% in the second quarter and 5% in the third quarter and were up 6% in the fourth quarter. Despite the slow market conditions for this segment in 2013, we expect the Electrical/Electronic business to benefit from its internal growth initiatives, a gradually improving manufacturing environment and the incremental revenue from their recently completed acquisitions in the periods ahead.

Net sales for Electrical/Electronic increased to $583 million in 2012, up 4.5% from 2011. The increase in revenues is due primarily to acquisitions, which contributed approximately 8% to our sales growth in 2012. A 2.5% decrease in sales volume and a 1% negative impact from copper pricing for the year served to offset this increase. Sales for Electrical/Electronic increased by 5% in the first quarter, and were up 9% in the second quarter, up 5% in the third quarter and were down 2% in the fourth quarter.

Cost of Goods Sold

The Company includes in Cost of goods sold the actual cost of merchandise, which represents the vast majority of this line item. Other costs in Cost of goods sold include warranty costs and in-bound freight from the supplier, net of any vendor allowances and incentives. Cost of goods sold was $9.9 billion, $9.2 billion and $8.9 billion in 2013, 2012 and 2011, respectively. The 7% increase in cost of goods sold in 2013 from 2012 is directly related to the sales increase for the same period, as product inflation was relatively insignificant and actual costs were relatively unchanged from the prior year. Cost of goods sold represented 70.0% of net sales in 2013, 71.0 % of net sales in 2012 and 71.1% of net sales in 2011. The 100 basis point decrease in cost of goods sold as a percent of net sales in 2013 primarily reflects the positive gross margin impact of the 100% company owned store model at GPC Asia Pacific. Other changes in cost of goods sold, including the slight decrease in 2012 from 2011, reflect our gross margin initiatives to enhance our pricing strategies, promote and sell higher margin products and minimize material acquisition costs.

In 2013, the Industrial, Electrical/Electronic and Office business segments experienced slight vendor price increases. In 2012, only the Industrial and Office business segments experienced vendor price increases. In 2011, all four of our business segments experienced vendor price increases. In any year where we experience price increases, we are able to work with our customers to pass most of these along to them.

Operating Expenses

The Company includes in Selling, administrative and other expenses (“SG&A”), all personnel and personnel related costs at its headquarters, distribution centers and stores, which accounts for approximately 65% of total SG&A. Additional costs in SG&A include our facilities, delivery, marketing, advertising, legal and professional costs.

SG&A increased by $371 million or approximately 14% to $3.0 billion in 2013, representing 21.4% of net sales, which compares to 20.4% of net sales in 2012. Primarily, the increase in SG&A expenses as a percentage of net sales from the prior year is due to the 100% company owned store model at GPC Asia Pacific, which serves to increase both gross profit and SG&A expenses. Additionally, we experienced decreased expense leverage in 2013 associated with the weak sales environment in our non-automotive businesses throughout the year. These items were partially offset by a $54 million one-time gain, net of other expense adjustments, recorded to SG&A in the second quarter of 2013 as a purchase accounting adjustment associated with the April 1, 2013 acquisition of GPC Asia Pacific. Our management teams remain focused on properly managing the Company’s expenses and continuing to assess the appropriate cost structure in our businesses. Depreciation and amortization expense was $134 million in 2013, an increase of $36 million or 36% from 2012. This increase primarily relates to the depreciation for higher levels of capital expenditures and the amortization associated with acquisitions during the year. The provision for doubtful accounts was $9 million in 2013, an increase from $8 million in 2012. We believe the Company is adequately reserved for bad debts at December 31, 2013.

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

Total share-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was $12.6 million, $10.7 million and $7.5 million, respectively. Refer to Note 5 of the Consolidated Financial Statements for further information regarding share-based compensation.

Non-Operating Expenses and Income

Non-operating expenses consist primarily of interest. Interest expense was $27 million in 2013, $20 million in 2012 and $27 million in 2011. The $7 million increase in interest expense in 2013 is due to higher debt levels incurred for the GPC Asia Pacific acquisition. In November 2013, the Company renewed certain debt at a favorable interest rate and although the renewal did not materially reduce interest expense in 2013, the new interest rate will save approximately $4 million in annual interest expense beginning in 2014. In 2012, the Company benefited from an improved interest rate on certain long-term debt, effective November 2011, which reduced interest expense by $7 million from the prior year.

In “Other”, the net benefit of interest income, equity method investment income and noncontrolling interests in 2013 was $13 million, a decrease of $3 million from 2012. These items had increased to $16 million in 2012, up approximately $8 million from 2011. This increase reflects the Company’s equity income recorded in 2012 for its 30% investment interest in GPC Asia Pacific.

Income Before Income Taxes

Income before income taxes was $1.0 billion in 2013, an increase of 2.5% from 2012. As a percentage of net sales, income before income taxes was 7.4% in 2013 compared to 7.8% in 2012. In 2012, income before income taxes of $1.0 billion was up 14% from $891 million in 2011 and as a percentage of net sales was 7.8%, an increase from 7.1% in 2011.

Automotive Group

Automotive income before income taxes as a percentage of net sales, which we refer to as operating margin, was steady with the prior year at 8.6%. The changes in gross profit and operating costs as a percentage of net sales, which related primarily to the acquisition of GPC Asia Pacific, were relatively neutral to operating profit during the year. Looking forward, Automotive’s initiatives to grow sales and control costs are intended to improve its operating margin in the years ahead.

Automotive’s operating margin increased to 8.6% in 2012 from 7.7% in 2011. The improvement in operating margin for 2012 is attributed primarily to effective cost controls and cost reductions implemented during the year. A slight increase in gross margin also positively impacted the operating margin.

Industrial Group

Industrial’s operating margin decreased to 7.2% in 2013 from 7.9% in 2012. The decrease in operating margin in 2013 is due to the combination of reduced expense leverage associated with the slight decrease in sales relative to the prior year and the decline in volume incentives for the year. These items were partially offset by effective cost control measures. Industrial has made several recent acquisitions which will positively impact this segment and will continue to focus on its many sales initiatives and cost controls to further improve its operating margin in the years ahead.

Industrial’s operating margin decreased to 7.9% in 2012 from 8.1% in 2011. The decrease in operating margin in 2012 is due to the combination of reduced expense leverage associated with slower sales growth relative to the prior year and the decline in volume incentives for the year. These items were partially offset by effective cost control measures.

Office Group

Office’s operating margin decreased to 7.5% in 2013 from 8.0% in 2012, primarily related to the reduced expense leverage associated with the decrease in sales for this segment relative to 2012. Previously, the operating margin at Office was relatively steady over the last few years, at 8.0% in 2012 and 7.9% in 2011. In each of these periods, the cost savings measures in the Office segment were somewhat offset by the ongoing gross margin pressures associated with the slow demand for office products across the industry. Office will continue to focus on its sales initiatives and cost controls to further improve its operating margin in the years ahead.

Electrical/Electronic Group

Electrical/Electronic’s operating margin decreased to 8.4% in 2013 from 8.7% in 2012. The slight decline in operating margin is primarily due loss of expense leverage associated with the sales decrease for this segment in 2013 relative to 2012. Electrical/Electronic will continue to focus on its sales initiatives and cost controls to improve its operating margin in the years ahead.

Electrical/Electronic’s operating margin increased to 8.7% in 2012 from 7.3% in 2011. The increase in operating margin in 2012 is primarily due to the positive impact of effective cost management as well as an improved gross margin. The improvement in gross margin reflects several factors, including higher margin business associated with recent acquisitions, and the decrease in copper prices during the year, which generally do not affect profit dollars, but positively impact margins, as the standard industry practice is to bill copper to the customer at cost.

Income Taxes

The effective income tax rate of 34.4% in 2013 was down from 36.4% in 2012. The decrease reflects the favorable impact of a lower Australian tax rate applied to the pre-tax earnings of GPC Asia Pacific, as well as the favorable tax rate applied to the one-time acquisition gain recorded in the second quarter of 2013. The income tax rate of 36.4% in 2012 was down slightly from 36.6% in 2011, primarily due to the favorable impact of a retirement asset valuation adjustment in 2012 relative to 2011.

Net Income

Net income was $685 million in 2013, an increase of 6% from $648 million in 2012. On a per share diluted basis, net income was $4.40 in 2013 compared to $4.14 in 2012, up 6%. Net income in 2013 was 4.9% of net sales compared to 5.0% of net sales in 2012.

In connection with the acquisition of GPC Asia Pacific, the Company recorded one-time positive purchase accounting adjustments of $33 million or $0.21 per diluted share in 2013.

Net income was $648 million in 2012, an increase of 15% from $565 million in 2011. On a per share diluted basis, net income was $4.14 in 2012 compared to $3.58 in 2011, up 16%. Net income in 2012 was 5.0% of net sales compared to 4.5% of net sales in 2011.

In December 2012, the Company’s U.S. Defined Benefit Plan was amended to reflect a hard freeze as of December 31, 2013. The Company recorded a one-time noncash curtailment gain of $23.5 million or $0.10 per diluted share in the fourth quarter of 2012 in connection with this amendment.

FINANCIAL CONDITION

Our cash balance of $197 million at December 31, 2013 reflects a decrease of 51% compared to our cash balance of $403 million at December 31, 2012. In 2013, record levels of cash from operations provided by the increase in net income and ongoing working capital management was offset by approximately $712 million used for the acquisition of businesses and other investing activities. The Company’s accounts receivable balance at December 31, 2013 increased by approximately 12% from the prior year, which is less than the Company’s 13% sales increase for the fourth quarter of 2013. Inventory at December 31, 2013 was up by approximately 13% from December 31, 2012, which is primarily attributable to acquisitions. Excluding acquisitions, inventory was up by approximately 1% from the prior year. Accounts payable increased $588 million or approximately 35% from December 31, 2012 due primarily to improved payment terms with certain suppliers and the impact of the GPC Asia Pacific acquisition. Goodwill and other intangible assets increased by $492 million and $300, respectively, from December 31, 2012 due to the Company’s acquisitions during the year, primarily GPC Asia Pacific. The change in our December 31, 2013 balances for deferred tax assets, down $182 million, and pension and other post-retirement benefits liabilities, down $433 million, from December 31, 2012, is primarily due to a change in funded status of the Company’s pension plans in 2013. Finally, the change in our December 31, 2013 balance for other assets, down $241 million or 38%, is primarily due to the purchase of the remaining 70% interest in GPC Asia Pacific in 2013. Previously, the Company accounted for the 30% investment under the equity method of accounting, which was included in other assets in 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of capital consist primarily of cash flows from operations, supplemented as necessary by private issuances of debt and bank borrowings. We have $765 million of total debt outstanding at December 31, 2013, of which $250 million matures in November 2016 and $250 million matures in December 2023. In addition, the Company entered into a Syndicated Facility Agreement (the “Syndicated Facility”) for $850 million in September 2012, which replaced the $350 million unsecured revolving line of credit that was scheduled to mature in December 2012. $265 million was outstanding under the Syndicated Facility or line of credit at December 31, 2013 and no amount was outstanding at December 31, 2012. Currently, we believe that our cash on hand and available short-term and long-term sources of capital are sufficient to fund the Company’s operations, including working capital requirements, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, income tax obligations, dividends, share repurchases and contemplated acquisitions.

The ratio of current assets to current liabilities was 1.6 to 1 at December 31, 2013 and this compares to 1.9 to 1 at December 31, 2012. Our liquidity position remains solid. The Company’s total debt outstanding at December 31, 2013 is up $265 million or 53% from December 31, 2012 and primarily relates to the incremental borrowings utilized for the GPC Asia Pacific acquisition.

Sources and Uses of Net Cash

A summary of the Company’s consolidated statements of cash flows is as follows:

	Year Ended December 31,			Percent Change
Net Cash Provided by (Used in):	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In thousands)
Operating Activities	$1,056,731	$906,438	$624,927	17%	45%
Investing Activities	(825,579)	(651,867)	(231,497)	27%	182%
Financing Activities	(425,117)	(378,834)	(394,140)	12%	(4)%

Net Cash Provided by Operating Activities:

The Company continues to generate cash and in 2013 net cash provided by operating activities totaled $1.1 billion. This reflects a 17% increase from 2012 as, collectively, trade accounts receivable, merchandise inventories and trade accounts payable net to a $278 million source of cash in 2013 compared to a $208 million source of cash in 2012. Additionally, net income and depreciation and amortization in 2013 increased by $37 million and $36 million, respectively, from 2012. Net cash provided by operating activities was $906 million in 2012, a 45% increase from 2011, as, collectively, trade accounts receivable, merchandise inventories and trade accounts payable represented a $208 million source of cash in 2012 compared to a $19 million use of cash in 2011. Additionally, net income in 2012 increased by $83 million.

Net Cash Used in Investing Activities:

Net cash flow used in investing activities was $826 million in 2013 compared to $652 million in 2012, an increase of 27%. Cash used for acquisitions of businesses and other investing activities in 2013 was $712 million, as previously discussed, or $154 million greater than in 2012. Capital expenditures of $124 million in 2013 increased by $22 million or 22% from 2012, but were within our estimate of $115 to $135 million, and we estimate that cash used for capital expenditures in 2014 will be approximately $140 to $160 million. Net cash flow used in investing activities was $652 million in 2012 compared to $231 million in 2011, an increase of 182%.

Cash used for acquisitions of businesses and other investing activities in 2012 was $558 million, as previously discussed, or $421 million greater than in 2011. Capital expenditures of $102 million in 2012 were relatively consistent with 2011.

Net Cash Used in Financing Activities:

The Company used $425 million of cash in financing activities in 2013, up 12% from the $379 million used in financing activities in 2012. Cash used in financing activities in 2012 was down $15 million or 4% from the $394 million used in 2011. For the three years presented, net cash used in financing activities was primarily for dividends paid to shareholders and repurchases of the Company’s common stock. The Company paid dividends to shareholders of $326 million, $301 million and $276 million during 2013, 2012 and 2011, respectively. The Company expects this trend of increasing dividends to continue in the foreseeable future. During 2013, 2012 and 2011, the Company repurchased $121 million, $82 million and $122 million, respectively, of the Company’s common stock. We expect to remain active in our share repurchase program, but the amount and value of shares repurchased will vary.

Notes and Other Borrowings

The Company maintains an $850 million unsecured revolving line of credit with a consortium of financial institutions, which matures in September 2017 and bears interest at LIBOR plus a margin, which is based on the Company’s leverage ratio (0.92% at December 31, 2013). The Company also has the option under this agreement to increase its borrowing an additional $350 million, as well as an option to decrease the borrowing capacity or terminate the Syndicated Facility with appropriate notice. At December 31, 2013, approximately $265 million was outstanding under this line of credit. No amounts were outstanding under this line of credit at December 31, 2012. Due to the workers’ compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of approximately $62 million and $61 million outstanding at December 31, 2013 and 2012, respectively.

At December 31, 2013, the Company had unsecured Senior Notes outstanding under financing arrangements as follows: $250 million series D and E senior unsecured notes, 3.35% fixed, due 2016; and $250 million series F senior unsecured notes, 2.99% fixed, due 2023. These borrowings contain covenants related to a maximum debt-to-capitalization ratio and certain limitations on additional borrowings. At December 31, 2013, the Company was in compliance with all such covenants. The weighted average interest rate on the Company’s total outstanding borrowings was approximately 2.82% at December 31, 2013 and 4.01% at December 31, 2012. Total interest expense, net of interest income, for all borrowings was $24.3 million, $19.6 million and $24.6 million in 2013, 2012 and 2011, respectively.

Contractual and Other Obligations

The following table shows the Company’s approximate obligations and commitments, including interest due on credit facilities, to make future payments under specified contractual obligations as of December 31, 2013:

Contractual Obligations

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Credit facilities	$863,212	$280,508	$281,002	$14,950	$286,752
Operating leases	728,600	191,400	261,300	126,400	149,500

Total contractual cash obligations	$1,591,812	$471,908	$542,302	$141,350	$436,252

Due to the uncertainty of the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2013, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $60 million of unrecognized tax benefits have been excluded from the contractual obligations table above. Refer to Note 6 of the Consolidated Financial Statements for a discussion on income taxes.

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

The Company guarantees the borrowings of certain independently owned automotive parts stores (independents) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (affiliates). The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantee. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings. The following table shows the Company’s approximate commercial commitments as of December 31, 2013:

Other Commercial Commitments

	Total Amounts Committed	Amount of Commitment Expiration per Period
		Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Line of credit	$—	$—	$—	$—	$—
Standby letters of credit	61,617	61,617	—	—	—
Guaranteed borrowings of independents and affiliates	258,703	92,190	165,251	1,262	—

Total commercial commitments	$320,320	$153,807	$165,251	$1,262	$—

In addition, the Company sponsors defined benefit pension plans that may obligate us to make contributions to the plans from time to time. Contributions in 2013 were $74 million. We expect to make a $51 million cash contribution to our qualified defined benefit plans in 2014, and contributions required for 2014 and future years will depend on a number of unpredictable factors including the market performance of the plans’ assets and future changes in interest rates that affect the actuarial measurement of the plans’ obligations.

Share Repurchases

In 2013, the Company repurchased approximately 1.5 million shares and the Company had remaining authority to purchase approximately 10.7 million shares at December 31, 2013.

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

Allowance for Doubtful Accounts — Methodology

The Company evaluates the collectability of accounts receivable based on a combination of factors. The Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and periodically adjusts this estimate when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2013, 2012 and 2011, the Company recorded provisions for doubtful accounts of $8.7 million, $8.0 million, and $13.2 million, respectively.

Consideration Received from Vendors

The Company enters into agreements at the beginning of each year with many of its vendors that provide for inventory purchase incentives. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of these incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes the Company will continue to receive consideration from vendors in 2014 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future or that we will be able to achieve the specified volumes necessary to take advantage of such incentives.

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

Employee Benefit Plans

The Company’s benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of the Company’s pension plan assets. The pension plan investment strategy implemented by the Company’s management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in the U.S. and Canada, as well as fiduciary standards. The long-term primary objectives for the pension plan funds are to provide for a reasonable amount of long-term growth of capital without undue exposure to risk, protect the assets from erosion of purchasing power and pro-

vide investment results that meet or exceed the pension plan’s actuarially assumed long term rate of return. The Company’s investment strategy with respect to pension plan assets is to generate a return in excess of the passive portfolio benchmark (49% S&P 500 Index, 5% Russell Mid Cap Index, 8% Russell 2000 Index, 5% MSCI EAFE Index, 5% DJ Global Moderate Index and 28% BarCap U.S. Govt/Credit).

We make several critical assumptions in determining our pension plan assets and liabilities and related pension expense. We believe the most critical of these assumptions are the expected rate of return on plan assets and the discount rate. Other assumptions we make relate to employee demographic factors such as rate of compensation increases, mortality rates, retirement patterns and turnover rates.

Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2014 pension expense or income is 7.85% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.

The discount rate is chosen as the rate at which pension obligations could be effectively settled and is based on capital market conditions as of the measurement date. We have matched the timing and duration of the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed income debt instruments to select our discount rate. Based upon this cash flow matching analysis, we selected a weighted average discount rate for the plans of 5.10% at December 31, 2013.

Net periodic benefit cost for our defined benefit pension plans was $51.1 million, $26.8 million and $32.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in pension cost in 2013 from 2012 was primarily due to the curtailment gain recorded in connection with the 2012 amendment to the U.S. defined benefit pension plan. Such curtailment gain, net of the change in assumptions for the rate of return on plan assets and discount rate, also accounts for the decrease in pension cost in 2012 from 2011. The 2012 amendment and related curtailment decreased benefit costs in 2012 and are discussed further below. Refer to Note 7 of the Consolidated Financial Statements for more information regarding employee benefit plans.

In December 2012, the Company’s U.S. defined benefit plan was amended to reflect a hard freeze as of December 31, 2013. No further benefits were provided after this date for additional credited service or earnings and all participants became fully vested as of December 31, 2013. The Company recorded a $23.5 million non-cash curtailment gain in December 2012 in connection with this amendment.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of the quarterly results of operations for the years ended December 31, 2013 and 2012:

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(In thousands except per share data)
2013
Net Sales	$3,198,802	$3,675,997	$3,685,243	$3,517,801
Gross Profit	921,748	1,105,108	1,100,923	1,092,141
Net Income	144,389	216,357	173,746	150,467
Earnings Per Share:
Basic	.93	1.40	1.12	.98
Diluted	.93	1.39	1.12	.97
2012
Net Sales	$3,181,288	$3,337,836	$3,375,778	$3,118,966
Gross Profit	919,111	972,286	976,036	910,658
Net Income	146,255	168,618	172,943	160,225
Earnings Per Share:
Basic	.94	1.08	1.11	1.03
Diluted	.93	1.08	1.11	1.03

We recorded the quarterly earnings per share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share will not necessarily total the annual basic and diluted earnings per share.

The preparation of interim consolidated financial statements requires management to make estimates and assumptions for the amounts reported in the interim condensed consolidated financial statements. Specifically, the Company makes estimates and assumptions in its interim consolidated financial statements for the accrual of bad debts, inventory adjustments (including adjustments for a majority of inventories that are valued under the last-in, first-out (“LIFO”) method), customer sales returns, and volume incentives earned, among others. Bad debts are accrued based on a percentage of sales, and volume incentives are estimated based upon cumulative and projected purchasing levels. Inventory adjustments are accrued on an interim basis and adjusted in the fourth quarter based on the annual book-to-physical inventory adjustment and LIFO valuation. The methodology and practices used in deriving estimates and assumptions for interim reporting typically result in adjustments upon accurate determination at year-end. The effect of these adjustments in 2013 and 2012 was not significant.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses.

Foreign Currency

The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposure is the Canadian dollar, the functional currency of our Canadian operations, and the Australian dollar, the functional currency of our Australasian operations. Foreign currency exchange exposure, particularly in regard to the Canadian and Australian dollar and, to a lesser extent, the Mexican peso, negatively impacted our results for the year ended December 31, 2013.

During 2013 and 2012, it was estimated that a 10% shift in exchange rates between those foreign functional currencies and the U.S. dollar would have impacted translated net sales by approximately $255 million and $176 million, respectively.

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

Management’s report on internal control over financial reporting

A report of management’s assessment of our internal control over financial reporting, as such term is defined in SEC Rule 13a-15(f), as of December 31, 2013 is set forth in a separate section of this report. See “Index to Consolidated Financial Statements and Financial Statement Schedules” beginning on page F-1.

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

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Thomas C. Gallagher, age 66, has been Chief Executive Officer since August 2004 and Chairman of the Board since February 2005. Mr. Gallagher served as President of the Company from 1990 until January 2012 and Chief Operating Officer of the Company from 1990 until August 2004.

Paul D. Donahue, age 57, has been a director of the Company since April 2012, was appointed President of the Company in January 2012, and has served as President of the Company’s U.S. Automotive Parts Group since July 2009. Mr. Donahue served as Executive Vice President of the Company from August 2007 until his appointment as President in 2012. Previously, Mr. Donahue was President and Chief Operating Officer of S.P. Richards Company from 2004 to 2007 and was Executive Vice President-Sales and Marketing in 2003, the year he joined the Company.

Carol B. Yancey, age 50, was appointed Executive Vice President, Chief Financial Officer and Corporate Secretary of the Company in March 2013. Ms. Yancey was Senior Vice President — Finance and Corporate Secretary from 2005 until her appointment as Executive Vice President — Finance in November 2012. Previously, Ms. Yancey was named Vice President of the Company in 1999 and Corporate Secretary in 1995.

R. Bruce Clayton, age 67, has been the Senior Vice President-Human Resources at the Company since November 2004. Previously, Mr. Clayton held the position of Vice President-Risk Management and Employee Services from June 2000 to November 2004.

William J. Stevens, age 65, has been the President and Chief Executive Officer of Motion Industries since 1997. Previously, Mr. Stevens was President and Chief Operating Officer from 1994 to 1997. In 1993, Mr. Stevens served as Executive Vice President.

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

Information required by this item is set forth under the headings “Executive Compensation”, “Additional Information Regarding Executive Compensation”, “2013 Grants of Plan-Based Awards”, “2013 Outstanding Equity Awards at Fiscal Year-End”, “2013 Option Exercises and Stock Vested”, “2013 Pension Benefits”, “2013 Nonqualified Deferred Compensation”, “Post Termination Payments and Benefits”, “Compensation, Nominating and Governance Committee Report”, “Compensation, Nominating and Governance Committee Interlocks and Insider Participation” and “Compensation of Directors” of the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Certain information required by this item is set forth below. Additional information required by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information as of December 31, 2013 about the common stock that may be issued under all of the Company’s existing equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders:	359,200	(2)	$43.82	—
	4,220,518	(3)	$56.96	2,743,421	(5)
Equity Compensation Plans Not Approved by Shareholders:	74,905	(4)	n/a	925,095

Total	4,654,623		—	3,668,516

(1)	Reflects the maximum number of shares issuable pursuant to the exercise or conversion of stock options, stock appreciation rights, restricted stock units and common stock equivalents. The actual number of shares issued upon exercise of stock appreciation rights is calculated based on the excess of fair market value of our common stock on date of exercise and the grant price of the stock appreciation rights.

(2)	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended

(3)	Genuine Parts Company 2006 Long-Term Incentive Plan

(4)	Genuine Parts Company Director’s Deferred Compensation Plan, as amended

(5)	All of these shares are available for issuance pursuant to grants of full-value stock awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Report of independent registered public accounting firm on internal control over financial reporting

Report of independent registered public accounting firm on the financial statements

Consolidated balance sheets — December 31, 2013 and 2012

Consolidated statements of income and comprehensive income — Years ended December 31, 2013, 2012 and 2011

Consolidated statements of equity — Years ended December 31, 2013, 2012 and 2011

Consolidated statements of cash flows — Years ended December 31, 2013, 2012 and 2011

Notes to consolidated financial statements — December 31, 2013

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

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, as amended April 23, 2007. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated April 23, 2007.)

Exhibit 3.2	By-Laws of the Company, as amended and restated November 18, 2013. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated November 18, 2013.)

Exhibit 4.2	Specimen Common Stock Certificate. (Incorporated herein by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-63874.)

Instruments with respect to long-term debt where the total amount of securities authorized there under does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

Exhibit 10.1*	The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

Exhibit 10.2*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10.3*	Genuine Parts Company Death Benefit Plan, effective July 15, 1997. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 1998.)

Exhibit 10.4*	Amendment No. 2 to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form10-K, dated March 10, 2000.)

Exhibit 10.5*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.6*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.7*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.8*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 21, 2003.)

Exhibit 10.9*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.10*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.11*	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 28, 2005, effective January 1, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)

Exhibit 10.12*	Amendment No. 2 to the Genuine Parts Company Death Benefit Plan, dated November 9, 2005, effective April 1, 2005. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)

Exhibit 10.13*	Genuine Parts Company 2006 Long-Term Incentive Plan, effective April 17, 2006. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated April 18, 2006.)

Exhibit 10.14*	Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 28, 2007.)

Exhibit 10.15*	Amendment No. 1 to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated November 19, 2007, effective January 1, 2008. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.16*	Amendment No. 6 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2007, effective January 1, 2008. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.17*	Amendment No. 2 to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 19, 2007, effective November 19, 2007. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.18*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.19*	Genuine Parts Company Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.20*	Form of Amended and Restated Change in Control Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.21*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 27, 2009.)

Exhibit 10.22*	Genuine Parts Company 2009 Annual Incentive Bonus Plan, dated March 31, 2009, effective January 1, 2009. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q dated May 7, 2009).

Exhibit 10.23*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated August 16, 2010, effective August 16, 2010. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 25, 2011.)

Exhibit 10.24*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated November 16, 2010, effective January 1, 2011. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 25, 2011.)

Exhibit 10.25*	Amendment No. 7 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 16, 2010, effective January 1, 2011. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 25, 2011.)

Exhibit 10.26*	Description of Director Compensation. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, dated August 4, 2011.)

Exhibit 10.27*	Amendment No. 2 to the Genuine Parts Company Director’s Deferred Compensation Plan, dated December 7, 2012, effective December 7, 2012. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 26, 2013.)

Exhibit 10.28*	Amendment No. 8 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 7, 2012, effective December 7, 2012. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 26, 2013.)

Exhibit 10.29*	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated December 7, 2012, effective December 31, 2013. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 26, 2013.)

Exhibit 10.30*	Form of Amendment to the Amended and Restated Change in Control Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 26, 2013.)

Exhibit 10.31*	Genuine Parts Company Stock Appreciation Rights Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 26, 2013.)

*	Indicates management contracts and compensatory plans and arrangements.

Exhibit 21	Subsidiaries of the Company.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1	Certification signed by Chief Executive Officer pursuant to SEC Rule 13a-14(a).
Exhibit 31.2	Certification signed by Chief Financial Officer pursuant to SEC Rule 13a-14(a).

Exhibit 32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
Exhibit 32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) the Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) the Consolidated Statements of Income and Comprehensive Income for the Years ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Statements of Equity for the Years ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Cash Flows for Years ended December 31, 2013, 2012 and 2011; (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text; and (vi) Financial Statement Schedule II — Valuation and Qualifying Accounts.

(b)  Exhibits

See the response to Item 15(a)(3) above.

(c)  Financial Statement Schedules

See the response to Item 15(a)(2) above.

SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUINE PARTS COMPANY

/s/ Thomas C. Gallagher	2/27/14	/s/ Carol B. Yancey	2/27/14
Thomas C. Gallagher	(Date)	Carol B. Yancey	(Date)
Chairman and Chief Executive Officer		Executive Vice President and Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Mary B. Bullock	2/17/14	/s/ Paul D. Donahue	2/17/14
Dr. Mary B. Bullock	(Date)	Paul D. Donahue	(Date)
Director		Director

/s/ Jean Douville	2/17/14	/s/ Thomas C. Gallagher	2/17/14
Jean Douville	(Date)	Thomas C. Gallagher	(Date)
Director		Director Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ George C. Guynn	2/17/14	/s/ John R. Holder	2/17/14
George C. Guynn	(Date)	John R. Holder	(Date)
Director		Director

/s/ John D. Johns	2/17/14	/s/ Michael M. E. Johns	2/17/14
John D. Johns	(Date)	Michael M. E. Johns	(Date)
Director		Director

/s/ Robert C. Loudermilk, Jr.	2/17/14	/s/ Wendy B. Needham	2/17/14
Robert C. Loudermilk, Jr.	(Date)	Wendy B. Needham	(Date)
Director		Director

/s/ Jerry W. Nix	2/17/14	/s/ Gary W. Rollins	2/17/14
Jerry W. Nix	(Date)	Gary W. Rollins	(Date)
Director		Director

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Report of Management

Genuine Parts Company

Management’s Responsibility for the Financial Statements

We have prepared the accompanying consolidated financial statements and related information included herein for the years ended December 31, 2013, 2012 and 2011. The opinion of Ernst & Young LLP, the Company’s independent registered public accounting firm, on those consolidated financial statements is included herein. The primary responsibility for the integrity of the financial information included in this annual report rests with management. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances based on our best estimates and judgments and giving due consideration to materiality.

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

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management did not include the internal controls of GPC Asia Pacific, which was acquired on April 1, 2013, and is included in the Company’s 2013 consolidated balance sheet.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP has issued an audit report on the Company’s operating effectiveness of internal control over financial reporting as of December 31, 2013. This report appears on page F-3.

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

February 27, 2014

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Genuine Parts Company and Subsidiaries

We have audited Genuine Parts Company and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Genuine Parts Company and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting section of the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of GPC Asia Pacific, which is included in the 2013 consolidated financial statements of Genuine Parts Company and constituted approximately 16% of total assets and approximately 23% of net assets, as of December 31, 2013 and constituted 6% of revenues and less than 1% of net income for the year then ended. Our audit of internal control over financial reporting of Genuine Parts Company also did not include an evaluation of the internal control over the financial reporting of this entity.

In our opinion, Genuine Parts Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genuine Parts Company and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013 of Genuine Parts Company and Subsidiaries and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 27, 2014

Report of Independent Registered Public Accounting Firm on the Financial Statements

The Board of Directors and Shareholders of Genuine Parts Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of Genuine Parts Company and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genuine Parts Company and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genuine Parts Company and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 27, 2014

Genuine Parts Company and Subsidiaries

Consolidated Balance Sheets

	December 31
	2013	2012
	(In Thousands, Except Share Data and per Share Amounts)
Assets
Current assets:
Cash and cash equivalents	$196,893	$403,095
Trade accounts receivable, net	1,664,819	1,490,028
Merchandise inventories, net	2,946,021	2,602,560
Prepaid expenses and other current assets	413,758	324,448

Total current assets	5,221,491	4,820,131
Goodwill	789,971	298,040
Other intangible assets, less accumulated amortization	499,385	199,799
Deferred tax assets	97,555	279,463
Other assets	401,834	643,263
Property, plant, and equipment:
Land	87,658	88,710
Buildings, less accumulated depreciation (2013 — $251,541; 2012 — $237,504)	281,408	266,694
Machinery and equipment, less accumulated depreciation (2013 — $555,895; 2012 — $522,136)	300,995	210,961

Net property, plant, and equipment	670,061	566,365

	$7,680,297	$6,807,061

Liabilities and equity
Current liabilities:
Trade accounts payable	$2,269,671	$1,681,900
Current portion of debt	264,658	250,000
Accrued compensation	145,052	115,348
Other accrued expenses	411,680	359,395
Dividends payable	82,746	76,641
Income taxes payable	9,237	4,354

Total current liabilities	3,183,044	2,487,638
Long-term debt	500,000	250,000
Pension and other post-retirement benefit liabilities	140,171	572,988
Deferred tax liabilities	83,316	—
Other long-term liabilities	414,998	488,256
Equity:
Preferred stock, par value $1 per share — authorized 10,000,000 shares; none issued	—	—
Common stock, par value $1 per share — authorized 450,000,000 shares; issued and outstanding 153,773,098 in 2013 and 154,841,438 shares in 2012	153,773	154,841
Additional paid-in capital	14,935	—
Accumulated other comprehensive loss	(397,655)	(501,492)
Retained earnings	3,578,021	3,344,538

Total parent equity	3,349,074	2,997,887
Noncontrolling interests in subsidiaries	9,694	10,292

Total equity	3,358,768	3,008,179

	$7,680,297	$6,807,061

See accompanying notes.

Genuine Parts Company and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31
	2013	2012	2011
	(In Thousands, Except per Share Amounts)
Net sales	$14,077,843	$13,013,868	$12,458,877
Cost of goods sold	9,857,923	9,235,777	8,852,837

Gross margin	4,219,920	3,778,091	3,606,040
Operating expenses:
Selling, administrative, and other expenses	3,019,036	2,648,430	2,594,372
Depreciation and amortization	133,957	98,383	88,936
Provision for doubtful accounts	8,691	8,047	13,248

Total operating expenses	3,161,684	2,754,860	2,696,556
Non-operating expenses (income):
Interest expense	26,971	20,482	27,036
Other	(13,039)	(16,183)	(8,358)

Total non-operating expenses	13,932	4,299	18,678
Income before income taxes	1,044,304	1,018,932	890,806
Income taxes	359,345	370,891	325,690

Net income	$684,959	$648,041	$565,116

Basic net income per common share	$4.43	$4.17	$3.61

Diluted net income per common share	$4.40	$4.14	$3.58

Weighted average common shares outstanding	154,636	155,413	156,656
Dilutive effect of stock options and nonvested restricted stock awards	1,078	1,007	1,004

Weighted average common shares outstanding — assuming dilution	155,714	156,420	157,660

Net income	$684,959	$648,041	$565,116
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(168,703)	23,846	(22,017)
Pension and postretirement benefit adjustments, net of income taxes of 2013 — ($175,297) , 2012 — $26,465, and 2011 — $98,973	272,540	(43,300)	(161,669)

Other comprehensive income (loss), net of tax	103,837	(19,454)	(183,686)

Comprehensive income	$788,796	$628,587	$381,430

See accompanying notes.

Genuine Parts Company and Subsidiaries

Consolidated Statements of Equity

(In Thousands, Except Share and per Share Amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Parent Equity	Non- controlling Interests in Subsidiaries	Total Equity

	Shares	Amount
Balance at January 1, 2011	157,636,261	$157,636	$—	$(298,352)	$2,895,307	$2,754,591	$8,895	$2,763,486
Net income	—	—	—	—	565,116	565,116	—	565,116
Other comprehensive loss, net of tax	—	—	—	(183,686)	—	(183,686)	—	(183,686)
Cash dividends declared, $1.80 per share	—	—	—	—	(281,790)	(281,790)	—	(281,790)
Stock options exercised, including tax benefit of $5,356	443,170	443	3,864	—	—	4,307	—	4,307
Share-based compensation	—	—	7,547	—	—	7,547	—	7,547
Purchase of stock	(2,428,315)	(2,428)	(11,411)	—	(108,239)	(122,078)	—	(122,078)
Noncontrolling interest activities	—	—	—	—	—	—	689	689

Balance at December 31, 2011	155,651,116	155,651	—	(482,038)	3,070,394	2,744,007	9,584	2,753,591
Net income	—	—	—	—	648,041	648,041	—	648,041
Other comprehensive loss, net of tax	—	—	—	(19,454)	—	(19,454)	—	(19,454)
Cash dividends declared, $1.98 per share	—	—	—	—	(307,603)	(307,603)	—	(307,603)
Stock options exercised, including tax benefit of $11,018	551,779	552	3,423	—	—	3,975	—	3,975
Share-based compensation	—	—	10,747	—	—	10,747	—	10,747
Purchase of stock	(1,361,457)	(1,362)	(14,170)	—	(66,294)	(81,826)	—	(81,826)
Noncontrolling interest activities	—	—	—	—	—	—	708	708

Balance at December 31, 2012	154,841,438	154,841	—	(501,492)	3,344,538	2,997,887	10,292	3,008,179
Net income	—	—	—	—	684,959	684,959	—	684,959
Other comprehensive income, net of tax	—	—	—	103,837	—	103,837	—	103,837
Cash dividends declared, $2.15 per share	—	—	—	—	(332,322)	(332,322)	—	(332,322)
Stock options exercised, including tax benefit of $12,905	449,986	450	2,287	—	—	2,737	—	2,737
Share-based compensation	—	—	12,648	—	—	12,648	—	12,648
Purchase of stock	(1,518,326)	(1,518)	—	—	(119,154)	(120,672)	—	(120,672)
Noncontrolling interest activities	—	—	—	—	—	—	(598)	(598)

Balance at December 31, 2013	153,773,098	$153,773	$14,935	$(397,655)	$3,578,021	$3,349,074	$9,694	$3,358,768

See accompanying notes.

Genuine Parts Company and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31
	2013	2012	2011
	(In Thousands)
Operating activities
Net income	$684,959	$648,041	$565,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,957	98,383	88,936
Excess tax benefits from share-based compensation	(12,905)	(11,018)	(5,356)
Gain on sale of property, plant, and equipment	(4,729)	(3,943)	(3,012)
Deferred income taxes	(21,622)	14,751	(2,337)
Share-based compensation	12,648	10,747	7,547
Gain on GPC Asia Pacific equity investment	(59,000)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(116,080)	13,366	(85,011)
Merchandise inventories, net	(79,253)	(25,845)	(19,624)
Trade accounts payable	473,424	220,694	85,766
Other short-term assets and liabilities	(14,418)	(86,294)	(52,166)
Other long-term assets and liabilites	59,750	27,556	45,068

	371,772	258,397	59,811

Net cash provided by operating activities	1,056,731	906,438	624,927
Investing activities
Purchases of property, plant and equipment	(124,063)	(101,987)	(103,469)
Proceeds from sale of property, plant, and equipment	10,657	8,504	8,908
Acquisition of businesses and other investing activities	(712,173)	(558,384)	(136,936)

Net cash used in investing activities	(825,579)	(651,867)	(231,497)
Financing activities
Proceeds from debt	3,019,931	750,000	250,000
Payments on debt	(2,995,335)	(750,000)	(250,000)
Stock options exercised	(15,728)	(7,043)	(1,049)
Excess tax benefits from share-based compensation	12,905	11,018	5,356
Dividends paid	(326,217)	(300,983)	(276,369)
Purchase of stock	(120,673)	(81,826)	(122,078)

Net cash used in financing activities	(425,117)	(378,834)	(394,140)
Effect of exchange rate changes on cash	(12,237)	2,304	(4,204)

Net decrease in cash and cash equivalents	(206,202)	(121,959)	(4,914)
Cash and cash equivalents at beginning of year	403,095	525,054	529,968

Cash and cash equivalents at end of year	$196,893	$403,095	$525,054

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$342,372	$381,407	$317,748

Interest	$27,221	$20,416	$27,640

See accompanying notes.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Business

Genuine Parts Company and all of its majority-owned subsidiaries (the Company) is a distributor of automotive replacement parts, industrial replacement parts, office products, and electrical/electronic materials. The Company serves a diverse customer base through approximately 2,600 locations in North America and Australasia and, therefore, has limited exposure from credit losses to any particular customer, region, or industry segment. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company has evaluated subsequent events through the date the financial statements were issued.

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

Trade Accounts Receivable and the Allowance for Doubtful Accounts

The Company evaluates the collectability of trade accounts receivable based on a combination of factors. The Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and periodically adjusts this estimate when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2013, 2012, and 2011, the Company recorded provisions for doubtful accounts of approximately $8,691,000, $8,047,000, and $13,248,000, respectively. At December 31, 2013 and 2012, the allowance for doubtful accounts was approximately $14,423,000 and $19,180,000, respectively.

Merchandise Inventories, Including Consideration Received From Vendors

Merchandise inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for a majority of automotive parts, electrical/electronic materials, and industrial parts, and by the first-in, first-out (FIFO) method for office products and certain other inventories. If the FIFO method had been used for all inventories, cost would have been approximately $432,150,000 and $428,260,000 higher than reported at December 31, 2013 and 2012, respectively. During 2013, 2012, and 2011 reductions in inventory levels in automotive parts inventories (2013 and 2012), industrial parts inventories (2013, 2012, and 2011), and electrical parts inventories (2012 and 2011) resulted in liquidations of LIFO inventory layers. The effect of the LIFO liquidation in 2013, 2012, and 2011 was to reduce cost of goods sold by approximately $5,000,000, $6,000,000, and $16,000,000, respectively.

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

The Company enters into agreements at the beginning of each year with many of its vendors that provide for inventory purchase incentives. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of these incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes the Company will continue to receive consideration from vendors in 2014 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepaid expenses and amounts due from vendors.

Goodwill

The Company reviews its goodwill annually in the fourth quarter, or sooner if circumstances indicate that the carrying amount may exceed fair value. The present value of future cash flows approach was used to determine any potential impairment. The Company determined that goodwill was not impaired and, therefore, no impairments were recognized for the years ended December 31, 2013, 2012, or 2011. If an impairment occurs at a future date, it may have the effect of increasing the volatility of the Company’s earnings.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other Assets

Other assets are comprised of the following:

	December 31
	2013	2012
	(In Thousands)
Retirement benefit assets	$41,919	$4,021
Deferred compensation benefits	24,939	20,642
Investments	28,760	206,487
Cash surrender value of life insurance policies	95,094	78,860
Customer sales returns inventories	55,200	134,367
Other long-term prepayments and receivables	155,922	198,886

Total other assets	$401,834	$643,263

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

Other Long-Term Liabilities

Other long-term liabilities are comprised of the following:

	December 31
	2013	2012
	(In Thousands)
Post-employment and other benefit/retirement liabilities	$55,150	$35,273
Insurance liabilities	47,930	45,865
Other lease obligations	27,815	33,748
Other taxes payable	59,107	57,510
Customer deposits	65,826	161,936
Other	159,170	153,924

Total other long-term liabilities	$414,998	$488,256

Self-Insurance

The Company is self-insured for the majority of group health insurance costs. A reserve for claims incurred but not reported is developed by analyzing historical claims data provided by the Company’s claims admin-

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

istrators. These reserves are included in accrued expenses in the accompanying consolidated balance sheets as the expenses are expected to be paid within one year.

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

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive loss is comprised of the following:

	December 31
	2013	2012
	(In Thousands)
Foreign currency translation	$(37,619)	$131,084
Unrecognized net actuarial loss, net of tax	(366,454)	(644,244)
Unrecognized prior service credit, net of tax	6,418	11,668

Total accumulated other comprehensive loss	$(397,655)	$(501,492)

The following table presents the changes in accumulated other comprehensive (loss) income by component for the year ended December 31, 2013:

	Changes in Accumulated Other Comprehensive (Loss) Income by Component
	Pension Benefits	Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in Thousands)
Beginning balance, January 1	$(629,907)	$(2,669)	$131,084	$(501,492)
Other comprehensive income (loss) before reclassifications, net of tax	223,991	1,629	(168,703)	56,917
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	46,837	83	—	46,920

Net current period other comprehensive income (loss)	270,828	1,712	(168,703)	103,837

Ending balance, December 31	$(359,079)	$(957)	$(37,619)	$(397,655)

The accumulated other comprehensive loss components related to the pension benefits are included in the computation of net periodic benefit cost in the employee benefit plans footnote.

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At December 31, 2013 and 2012, the fair value of fixed rate debt was approximately $496,000,000 and $516,000,000, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Shipping and Handling Costs

Shipping and handling costs are classified as selling, administrative and other expenses in the accompanying consolidated statements of income and comprehensive income and totaled approximately $250,000,000, $220,000,000, and $190,000,000, for the years ended December 31, 2013, 2012, and 2011, respectively.

Advertising Costs

Advertising costs are expensed as incurred and totaled $57,900,000, $43,200,000, and $45,100,000 in the years ended December 31, 2013, 2012, and 2011, respectively.

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

Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. The computation of diluted net income per common share includes the dilutive effect of stock options, stock appreciation rights and nonvested restricted stock awards options. Options to purchase approximately 630,000, 730,000, and 850,000 shares of common stock ranging from $54 — $81 per share were outstanding at December 31, 2013, 2012, and 2011, respectively. These options were excluded from the computation of diluted net income per common share because the options’ exercise price was greater than the average market price of common stock in each respective year.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for the Company’s interim and annual periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the consolidated financial statements for the year ended December 31, 2013.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the years ended December 31, 2013, 2012, and 2011 by reportable segment, as well as other identifiable intangible assets, are summarized as follows (in thousands):

	Goodwill					Other Intangible Assets, Net
	Automotive	Industrial	Office Products	Electrical/ Electronic Materials	Total
Balance as of January 1, 2012	$43,705	$99,011	$10,554	$24,350	$177,620	$102,155
Additions	114,206	—	—	5,355	119,561	110,014
Amortization	—	—	—	—	—	(12,991)
Foreign currency translation	638	221	—	—	859	621

Balance as of December 31, 2012	158,549	99,232	10,554	29,705	298,040	199,799
Additions	541,836	17,420	—	11,396	570,652	379,834
Amortization	—	—	—	—	—	(28,987)
Foreign currency translation	(78,205)	(516)	—	—	(78,721)	(51,261)

Balance as of December 31, 2013	$622,180	$116,136	$10,554	$41,101	$789,971	$499,385

The gross carrying amounts and accumulated amortization relating to other intangible assets at December 31, 2013 and 2012 is as follows (in thousands):

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$412,634	$(59,686)	$352,948	$209,328	$(38,030)	$171,298
Trademarks	149,949	(5,018)	144,931	29,337	(1,944)	27,393
Non-competition agreements	7,306	(5,800)	1,506	4,483	(3,375)	1,108

	$569,889	$(70,504)	$499,385	$243,148	$(43,349)	$199,799

Amortization expense for other intangible assets totaled $28,987,000, $12,991,000, and $6,774,000 for the years ended December 31, 2013, 2012, and 2011, respectively. Estimated other intangible assets amortization expense for the succeeding five years is as follows (in thousands):

2014	$31,000
2015	30,000
2016	30,000
2017	30,000
2018	29,000

$150,000

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

3.	Credit Facilities

The principal amounts of the Company’s borrowings subject to variable rates totaled approximately $264,658,000 at December 31, 2013. There were no amounts subject to variable rates at December 31, 2012. The weighted average interest rate on the Company’s outstanding borrowings was approximately 2.82% at December 31, 2013 and 4.01% at December 31, 2012.

The Company maintains an $850,000,000 unsecured revolving line of credit with a consortium of financial institutions that matures in September 2017 and bears interest at LIBOR plus a margin, which is based on the Company’s leverage ratio (0.92% at December 31, 2013). The Company also has the option under this agreement to increase its borrowing an additional $350,000,000, as well as an option to decrease the borrowing capacity or terminate the Syndicated Facility with appropriate notice. At December 31, 2013, approximately $264,658,000 was outstanding under this line of credit. No amounts were outstanding under this line of credit at December 31, 2012.

Certain borrowings require the Company to comply with a financial covenant with respect to a maximum debt-to-capitalization ratio. At December 31, 2013, the Company was in compliance with all such covenants. Due to the workers’ compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of $61,617,000 and $61,119,000 outstanding at December 31, 2013 and 2012, respectively.

Amounts outstanding under the Company’s credit facilities consist of the following:

	December 31
	2013	2012
	(In Thousands)
Unsecured revolving line of credit, $850,000,000, LIBOR plus 0.75% variable	$264,658	$—
Unsecured term notes:
November 30, 2008, Series C Senior Unsecured Notes, $250,000,000, 4.67% fixed, due November 30, 2013	—	250,000
November 30, 2011, Series D and E Senior Unsecured Notes, $250,000,000, 3.35% fixed, due November 30, 2016	250,000	250,000
December 2, 2013, Series F Senior Unsecured Notes, $250,000,000, 2.99% fixed, due December 2, 2023	250,000	—

Total debt	764,658	500,000
Less debt due within one year	264,658	250,000

Long-term debt, excluding current portion	$500,000	$250,000

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

4.	Leased Properties

Future minimum payments, by year and in the aggregate, under the noncancelable operating leases with initial or remaining terms of one year or more was approximately the following at December 31, 2013 (in thousands):

2014	$191,400
2015	151,100
2016	110,200
2017	76,400
2018	50,000
Thereafter	149,500

Total minimum lease payments	$728,600

Rental expense for operating leases was approximately $208,000,000, $158,200,000, and $154,500,000 for 2013, 2012, and 2011, respectively.

5.	Share-Based Compensation

At December 31, 2013, total compensation cost related to nonvested awards not yet recognized was approximately $26,000,000. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for options and RSUs outstanding at December 31, 2013 and 2012 was approximately $154,000,000 and $90,300,000, respectively. The aggregate intrinsic value for options and RSUs vested totaled approximately $93,600,000 and $57,600,000 at December 31, 2013 and 2012, respectively. At December 31, 2013, the weighted-average contractual life for outstanding and exercisable options and RSUs was six and five years, respectively. Share-based compensation cost of $12,648,000, $10,747,000, and $7,547,000, was recorded for the years ended December 31, 2013, 2012, and 2011, respectively. The total income tax benefit recognized in the consolidated statements of income and comprehensive income for share-based compensation arrangements was approximately $5,100,000, $4,300,000, and $3,000,000, for 2013, 2012, and 2011, respectively. There have been no modifications to valuation methodologies or methods during the years ended December 31, 2013, 2012, and 2011.

For the years ended December 31, 2013, 2012 and 2011 the fair value for options and SARs granted was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rate of 2.0%, 2.0%, and 3.6%; dividend yield of 3.2%, 3.3%, and 3.8%; annual historical volatility factor of the expected market price of the Company’s common stock of 19% for each of the three years; an average expected life and estimated turnover based on the historical pattern of existing grants of approximately seven years and 5.0%, respectively. The fair value of RSUs is based on the price of the Company’s stock on the date of grant. The total fair value of shares vested during the years ended December 31, 2013, 2012, and 2011, was $8,100,000, $6,700,000, and $7,200,000, respectively.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the Company’s share-based compensation activity and related information is as follows:

	2013
	Shares (1)	Weighted- Average Exercise Price (2)
	(In Thousands)
Outstanding at beginning of year	5,100	$50
Granted	900	77
Exercised	(1,335)	45
Forfeited	(85)	63

Outstanding at end of year (3)	4,580	$56

Exercisable at end of year	2,601	$48

Shares available for future grants	2,743

(1)	Shares include Restricted Stock Units (RSUs).

(2)	The weighted-average exercise price excludes RSUs.

(3)	The exercise prices for options and SARs outstanding as of December 31, 2013 ranged from approximately $37 to $77. The weighted-average remaining contractual life of all options and SARs outstanding is approximately six years.

The weighted-average grant date fair value of options and SARs granted during the years 2013, 2012, and 2011 was $10.14, $7.96, and $8.18, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was $43,900,000, $41,500,000, and $25,100,000.

In 2013, the Company granted approximately 727,000 SARs and 172,000 RSUs. In 2012, the Company granted approximately 858,000 SARs and 145,000 RSUs. In 2011, the Company granted approximately 1,028,000 SARs and 126,000 RSUs.

A summary of the Company’s nonvested share awards (RSUs) activity is as follows:

Nonvested Share Awards (RSUs)	Shares	Weighted- Average Grant Date Fair Value
	(In Thousands)
Nonvested at January 1, 2013	316	$54
Granted	172	78
Vested	(18)	77
Forfeited	(26)	72

Nonvested at December 31, 2013	444	$62

For the years ended December 31, 2013, 2012, and 2011 approximately $12,900,000, $11,000,000, and $5,400,000, respectively, of excess tax benefits was classified as a financing cash inflow.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

6.	Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. As of December 31, 2013, approximately $552,000,000 of cumulative undistributed earnings of the Company’s foreign subsidiaries is considered to be indefinitely reinvested. As such, no U.S. federal and state income taxes have been provided thereon, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2013	2012
	(In Thousands)
Deferred tax assets related to:
Expenses not yet deducted for tax purposes	$343,156	$362,265
Pension liability not yet deducted for tax purposes	227,880	405,048
Capital loss	—	16,803
Valuation allowance	—	(16,803)

	571,036	767,313

Deferred tax liabilities related to:
Employee and retiree benefits	188,235	205,268
Inventory	152,641	191,047
Other intangible assets	110,272	23,295
Property, plant, and equipment	53,751	41,130
Other	29,733	28,321

	534,632	489,061

Net deferred tax assets	36,404	278,252
Current portion of deferred tax (assets) liabilities	(22,165)	1,211

Noncurrent net deferred tax assets	$14,239	$279,463

The current portion of the deferred tax assets and liabilities are included in prepaid expenses and other current assets and income taxes payable, respectively, in the consolidated balance sheets.

The components of income before income taxes are as follows:

	2013	2012	2011
	(In Thousands)
United States	$850,866	$903,698	$784,841
Foreign	193,438	115,234	105,965

Income before income taxes	$1,044,304	$1,018,932	$890,806

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of income tax expense are as follows:

	2013	2012	2011
	(In Thousands)
Current:
Federal	$303,016	$288,135	$260,222
State	47,010	44,653	41,511
Foreign	30,941	23,352	26,294
Deferred	(21,622)	14,751	(2,337)

	$359,345	$370,891	$325,690

The reasons for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

	2013	2012	2011
	(In Thousands)
Statutory rate applied to income	$365,506	$356,626	$311,782
Plus state income taxes, net of Federal tax benefit	28,823	30,227	26,790
Earnings in jurisdictions taxed at rates different from the statutory US tax rate	(37,873)	(17,419)	(13,443)
Capital loss expiration	16,803	—	—
Reversal of capital loss valuation allowance	(16,803)	—	—
Other	2,889	1,457	561

	$359,345	$370,891	$325,690

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2009 or subject to non-United States income tax examinations for years ended prior to 2002. The Company is currently under audit in the United States and Canada. Some audits may conclude in the next twelve months and the unrecognized tax benefits recorded in relation to the audits may differ from actual settlement amounts. It is not possible to estimate the effect, if any, of the amount of such change during the next twelve months to previously recorded uncertain tax positions in connection with the audits. However, the Company does not anticipate total unrecognized tax benefits will significantly change during the year due to the settlement of audits and the expiration of statutes of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
	(In Thousands)
Balance at beginning of year	$45,455	$46,845	$39,425
Additions based on tax positions related to the current year	3,238	5,702	6,035
Additions for tax positions of prior years	3,759	2,172	7,966
Reductions for tax positions for prior years	(1,472)	(5,025)	(481)
Reduction for lapse in statute of limitations	(1,714)	(2,658)	(4,563)
Settlements	(2,076)	(1,581)	(1,537)

Balance at end of year	$47,190	$45,455	$46,845

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The amount of gross tax effected unrecognized tax benefits, including interest and penalties, as of December 31, 2013 and 2012 was approximately $59,530,000 and $58,020,000, respectively, of which approximately $18,287,000 and $17,615,000, respectively, if recognized, would affect the effective tax rate. During the years ended December 31, 2013, 2012, and 2011, the Company paid interest and penalties of approximately $405,000, $493,000, and $759,000, respectively. The Company had approximately $12,340,000 and $12,565,000 of accrued interest and penalties at December 31, 2013 and 2012, respectively. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

In December 2012, the U.S. defined benefit plan was amended to reflect a hard freeze as of December 31, 2013. Therefore, no further benefit accruals were provided after that date for additional credited service or earnings. In addition, all participants will became fully vested as of December 31, 2013. The Company recognized a one-time noncash curtailment gain in 2012 of $23,507,000 in connection with this amendment.

The Company also sponsors supplemental retirement plans covering employees in the U.S. and Canada. The Company uses a measurement date of December 31 for its pension plans.

Changes in benefit obligations for the years ended December 31, 2013 and 2012 were:

	2013	2012
	(In Thousands)
Changes in benefit obligation
Benefit obligation at beginning of year	$2,165,692	$1,958,399
Service cost	19,083	15,254
Interest cost	89,408	100,338
Plan participants’ contributions	3,543	3,962
Plan amendments	—	(4,217)
Actuarial (gain) loss	(164,784)	330,028
Foreign currency exchange rate changes	(13,893)	5,489
Gross benefits paid	(73,186)	(67,767)
Acquired plan	9,322	—
Curtailments	—	(175,794)

Benefit obligation at end of year	$2,035,185	$2,165,692

The benefit obligations for the Company’s U.S. pension plans included in the above were $1,838,810,000 and $1,955,414,000 at December 31, 2013 and 2012, respectively. The total accumulated benefit obligation for the Company’s defined benefit pension plans was approximately $2,017,619,000 and $2,112,134,000 at December 31, 2013 and 2012, respectively.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The assumptions used to measure the pension benefit obligations for the plans at December 31, 2013 and 2012, were:

	2013	2012
Weighted-average discount rate	5.10%	4.17%
Rate of increase in future compensation levels	3.04%	3.30%

Changes in plan assets for the years ended December 31, 2013 and 2012 were:

	2013	2012
	(In Thousands)
Changes in plan assets
Fair value of plan assets at beginning of year	$1,595,679	$1,470,030
Actual return on plan assets	336,151	168,491
Foreign currency exchange rate changes	(12,155)	4,498
Employer contributions	74,347	16,465
Acquired plan	8,684	—
Plan participants’ contributions	3,543	3,962
Benefits paid	(73,186)	(67,767)

Fair value of plan assets at end of year	$1,933,063	$1,595,679

The fair values of plan assets for the Company’s U.S. pension plans included in the above were $1,745,769,000 and $1,425,047,000 at December 31, 2013 and 2012, respectively.

The asset allocations for the Company’s funded pension plans at December 31, 2013 and 2012, and the target allocation for 2014, by asset category were:

	Target Allocation 2014	Percentage of Plan Assets at December 31
		2013	2012
Asset Category
Equity securities	71%	76%	68%
Debt securities	29%	24%	32%

	100%	100%	100%

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

The fair values of the plan assets as of December 31, 2013 and 2012, by asset category, are shown in the tables below. Various inputs are considered when determining the value of the Company’s pension plan assets.

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

	2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Equity Securities
Common stocks — mutual funds — equity	$505,572	$505,572	$—	$—
Genuine Parts Company	167,788	167,788	—	—
Other stocks	791,728	791,728	—	—
Debt Securities
Short-term investments	59,058	59,058	—	—
Cash and equivalents	9,022	9,022	—	—
Government bonds	144,447	61,171	83,276	—
Corporate bonds	123,773	—	123,773	—
Asset-backed and mortgage-backed securities	19,345	—	19,345	—
Other-international	12,072	11,200	872	—
Municipal bonds	1,304	—	1,304	—
Municipal funds-fixed income	96,231	—	96,231	—
Cash surrender value of life insurance policies	2,723	—	—	2,723

Total	$1,933,063	$1,605,539	$324,801	$2,723

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Equity Securities
Common stocks — mutual funds — equity	$342,846	$342,846	$—	$—
Genuine Parts Company	128,236	128,236	—	—
Other stocks	608,017	608,017	—	—
Debt Securities
Short-term investments	37,626	37,626	—	—
Cash and equivalents	45,719	45,719	—	—
Government bonds	166,413	74,707	91,706	—
Corporate bonds	127,824	—	127,824	—
Asset-backed and mortgage-backed securities	24,077	—	24,077	—
Other-international	10,188	10,188	—	—
Municipal bonds	532	—	532	—
Municipal funds-fixed income	101,578	—	101,578	—
Cash surrender value of life insurance policies	2,623	—	—	2,623

Total	$1,595,679	$1,247,339	$345,717	$2,623

Equity securities include Genuine Parts Company common stock in the amounts of $167,788,000 (8.7% of total plan assets) and $128,236,000 (8.0% of total plan assets) at December 31, 2013 and 2012, respectively. Dividend payments received by the plan on Company stock totaled approximately $4,336,000 and $3,994,000 in 2013 and 2012, respectively. Fees paid during the year for services rendered by parties in interest were based on customary and reasonable rates for such services.

The changes in the fair value measurement of plan assets using significant unobservable inputs (Level 3) during 2013 and 2012 were not material.

Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2014 pension cost or income is 7.85% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.

The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31:

	2013	2012
	(In Thousands)
Other long-term asset	$41,919	$4,021
Other current liability	(5,976)	(5,402)
Pension and other post-retirement liabilities	(138,065)	(568,632)

	$(102,122)	$(570,013)

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Amounts recognized in accumulated other comprehensive loss (income) consist of:

	2013	2012
	(In Thousands)
Net actuarial loss	$590,568	$1,043,089
Prior service credit	(3,074)	(10,612)

	$587,494	$1,032,477

The following table reflects the total benefits expected to be paid from the pension plans’ or the Company’s assets. Of the pension benefits expected to be paid in 2014, approximately $5,978,000 is expected to be paid from employer assets. Expected employer contributions reflect amounts expected to be contributed to funded plans. Information about the expected cash flows for the pension plans follows (in thousands):

Employer contribution
2014 (expected)	$50,605
Expected benefit payments
2014	$79,073
2015	88,704
2016	96,385
2017	104,225
2018	112,082
2019 through 2023	662,040

Net periodic benefit cost included the following components:

	2013	2012	2011
	(In Thousands)
Service cost	$19,083	$15,254	$13,039
Interest cost	89,408	100,338	97,293
Expected return on plan assets	(133,816)	(128,208)	(124,150)
Amortization of prior service credit	(7,538)	(7,270)	(6,970)
Amortization of actuarial loss	83,934	70,161	53,039
Curtailment gain	—	(23,507)	—

Net periodic benefit cost	$51,071	$26,768	$32,251

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income are as follows:

	2013	2012	2011
	(In Thousands)
Current year actuarial (gain) loss	$(368,587)	$114,061	$311,038
Recognition of actuarial loss	(83,934)	(70,161)	(53,039)
Current year prior service credit	—	(4,217)	—
Recognition of prior service credit	7,538	30,777	6,970

Total recognized in other comprehensive (loss) income	$(444,983)	$70,460	$264,969

Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(393,912)	$97,228	$297,220

The estimated amounts that will be amortized from accumulated other comprehensive loss (income) into net periodic benefit cost in 2014 are as follows in thousands:

Actuarial loss	$26,606
Prior service credit	(1,904)

Total	$24,702

The assumptions used in measuring the net periodic benefit costs for the plans follow:

	2013	2012	2011
Weighted average discount rate	4.17%	5.17%	5.74%
Rate of increase in future compensation levels	3.30%	3.30%	3.39%
Expected long-term rate of return on plan assets	7.83%	7.84%	7.87%

The Company has two defined contribution plans that cover substantially all of its domestic employees. The Company’s matching contributions are determined based on the employee’s participation in the U.S. pension plan. Prior to 2014, U.S. pension plan participants who continue earning credited service after 2008 receive a matching contribution of 20% of the first 6% of the employee’s salary. Other employees receive a matching contribution of 100% of the first 5% of the employee’s salary. In December 2012, the Company approved an amendment to merge the two plans effective January 1, 2014. Beginning in 2014, all employees will receive a matching contribution of 100% of the first 5% of the employees’ salary. Total plan expense for both plans was approximately $43,236,000 in 2013, $43,155,000 in 2012, and $38,773,000 in 2011.

8.	Guarantees

The Company guarantees the borrowings of certain independently controlled automotive parts stores (independents) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (affiliates). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the independent. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entity’s economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantee. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At December 31, 2013, the Company was in compliance with all such covenants.

At December 31, 2013, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $258,703,000. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

The Company has accrued for guarantees related to the independents’ and affiliates’ borrowings as of December 31, 2013 and 2012. These liabilities are not material to the financial position of the Company and are included in other long-term liabilities in the accompanying consolidated balance sheets.

9.	Acquisitions

During 2013, the Company acquired one company each in the Automotive Group (including GPC Asia Pacific), Industrial Group, and Electrical/Electronic Materials Group for approximately $650,000,000, net of cash acquired. During 2012, the Company acquired one company in the Automotive Group (Quaker City Motor Parts Co.) for approximately $343,000,000, net of cash acquired. During 2011, the Company acquired three companies in the Industrial Group and one company in the Electrical/Electronic Materials Group for approximately $115,600,000.

For each acquisition, the Company allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s consolidated statements of income and comprehensive income beginning on their respective acquisition dates. The Company recorded approximately $950,000,000, $230,000,000 and $78,210,000 of goodwill and other intangible assets associated with the 2013, 2012, and 2011 acquisitions, respectively.

For the 2013 acquisitions, other intangible assets acquired consisted of customer relationships of $235,000,000, trademarks of $141,000,000, and non-competition agreements of $4,000,000 with weighted average amortization lives of 15, 40, and 1 years, respectively. For the 2012 acquisitions, other intangible assets acquired consisted of customer relationships of $108,000,000 and trademarks of $2,000,000, with weighted average amortization lives of 15 and 40 years, respectively. For the 2011 acquisitions, other intangible assets acquired consisted of customer relationships of $37,378,000, trademarks of $12,100,000, and non-competition agreements of $650,000, with weighted average amortization lives of 15, 40, and 5 years, respectively.

Additional disclosures on the 2013 automotive acquisition of GPC Asia Pacific and the 2012 automotive acquisition of Quaker City Motor Parts Co. are provided below.

GPC Asia Pacific

The Company acquired a 30% investment in GPC Asia Pacific, formerly known as the Exego Group, for approximately $166,000,000 effective January 1, 2012. On April 1, 2013, the Company acquired the remaining 70% interest in GPC Asia Pacific for approximately $590,000,000, net of cash acquired of $70,000,000, and the

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

assumption of approximately $230,000,000 in debt. The acquisition was financed using a combination of cash on hand and borrowings under existing credit facilities. GPC Asia Pacific, which is headquartered in Melbourne, Australia, is a leading aftermarket distributor of automotive replacement parts and accessories in Australasia, with annual revenues of approximately $1,100,000,000 and a company-owned store footprint of more than 460 locations across Australia and New Zealand. This acquisition provides an opportunity for the Company to participate in the ongoing and significant growth opportunities in the Australasian aftermarket.

The Company recognized certain one-time positive purchase accounting pre-tax adjustments of approximately $33,000,000, or $0.21 net of taxes on a per share diluted basis, as a result of the acquisition. The net one-time purchase accounting adjustments consisted of a gain of approximately $59,000,000 related to remeasuring the 30% investment in GPC Asia Pacific held before the business combination to fair value, the post-closing sale of acquired inventory written up to fair value of $21,000,000 as part of the purchase price allocation, and certain negative adjustments of approximately $5,000,000.

Prior to the 70% acquisition, the Company accounted for the 30% investment under the equity method of accounting. The acquisition-date fair value of the 30% investment was approximately $234,000,000 and is included in the measurement of the consideration transferred. The difference between the acquisition-date fair value and the carrying amount of the equity method investment resulted in the recognition of a gain of approximately $59,000,000 on the acquisition date. The acquisition-date fair value was determined using a market and income approach with the assistance of a third party valuation firm.

As part of the allocation of purchase price described below, acquired inventory was written up to fair value, which was approximately $21,000,000 above the cost of the acquired inventory. Based on the inventory turn of the acquired inventories, the entire write-up was recognized in cost of goods sold during 2013.

The net $54,000,000 of one-time gain and other adjustments are included in the line item “Selling, administrative & other expenses” and the acquired inventory adjustment of $21,000,000 is included in “Cost of goods sold” in the consolidated statements of income and comprehensive income.

The acquisition date fair value of the consideration transferred totaled approximately $824,000,000, net of cash acquired of $70,000,000, which consisted of the following:

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

April 1, 2013
(In Thousands)
Trade accounts receivable	$94,000
Merchandise inventory	306,000
Prepaid expenses and other current assets	32,000
Property and equipment	59,000
Intangible assets	347,000
Other assets	24,000

Total identifiable assets acquired	862,000
Current liabilities	(223,000)
Long-term debt	(230,000)
Deferred tax liabilities and other	(117,000)

Total liabilities assumed	(570,000)

Net identifiable assets acquired	292,000
Goodwill	532,000

Net assets acquired	$824,000

The acquired intangible assets of approximately $347,000,000 were provisionally assigned to customer relationships of $202,000,000, trademarks of $141,000,000, and non-compete agreements of $4,000,000, with weighted average amortization lives of 16, 40, and 1 year, respectively, for a total weighted average amortization life of 26 years. The fair value of the acquired identifiable intangible assets is provisional pending completion of the final valuations for these assets.

The estimated goodwill recognized as part of the acquisition is not tax deductible and has been assigned to the automotive segment. The goodwill is attributable primarily to expected synergies and the assembled workforce of GPC Asia Pacific.

The amounts of net sales and earnings of GPC Asia Pacific included in the Company’s consolidated statements of income and comprehensive income from April 1, 2013 to December 31, 2013 were approximately $839,000,000 in net sales and net income of $0.43 on a per share diluted basis, respectively.

The unaudited pro forma consolidated statements of income and comprehensive income of the Company as if GPC Asia Pacific had been included in the consolidated results of the Company for the years ended December 31, 2013 and 2012 would be estimated at $14,400,000,000 and $14,100,000,000 in net sales, respectively, and net income of $4.42 and $4.53 on a per share diluted basis, respectively. The pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of these periods, nor is it necessarily indicative of future results.

The adjustments to the pro forma amounts include, but are not limited to, applying the Company’s accounting policies, amortization related to fair value adjustments to intangible assets, one-time purchase accounting adjustments, interest expense on acquisition related debt, and any associated tax effects.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Quaker City Motor Parts

On May 1, 2012 the Company acquired Quaker City Motor Parts Co. (“Quaker City”) for $343,000,000, net of cash acquired. Quaker City, headquartered in Middleton, Delaware, is a long-standing NAPA distributor with annual revenues of approximately $300,000,000. Quaker City serves approximately 260 auto parts stores, of which approximately 135 are company-owned. The Company funded the acquisition with cash on hand and short-term borrowings under credit facilities.

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

Inter-segment sales are not significant. Operating profit for each industry segment is calculated as net sales less operating expenses excluding general corporate expenses, interest expense, equity in income from investees, amortization, and noncontrolling interests. Approximately $193,400,000, $115,200,000 and $106,000,000 of income before income taxes was generated in jurisdictions outside the United States for the years ended December 31, 2013, 2012, and 2011, respectively. Net sales and net long-lived assets by country relate directly to the Company’s operations in the respective country. Corporate assets are principally cash and cash equivalents and headquarters’ facilities and equipment.

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

	2013	2012	2011	2010	2009
	(In Thousands)
Net sales:
Automotive	$7,489,186	$6,320,882	$6,061,424	$5,608,101	$5,225,389
Industrial	4,429,976	4,453,574	4,173,574	3,521,863	2,885,782
Office products	1,638,618	1,686,690	1,689,368	1,641,963	1,639,018
Electrical/electronic materials	568,872	582,820	557,537	449,770	345,808
Other	(48,809)	(30,098)	(23,026)	(14,108)	(38,485)

Total net sales	$14,077,843	$13,013,868	$12,458,877	$11,207,589	$10,057,512

Operating profit:
Automotive	$641,492	$540,678	$467,806	$421,109	$387,945
Industrial	320,720	352,119	337,628	255,616	162,353
Office products	122,492	134,441	134,124	131,746	126,104
Electrical/electronic materials	47,584	50,910	40,663	30,910	25,254

Total operating profit	1,132,288	1,078,148	980,221	839,381	701,656
Interest expense, net	(24,330)	(19,619)	(24,608)	(26,598)	(27,112)
Corporate expense	(34,667)	(26,606)	(58,033)	(46,263)	(26,735)
Intangible asset amortization	(28,987)	(12,991)	(6,774)	(4,737)	(3,644)

Income before income taxes	$1,044,304	$1,018,932	$890,806	$761,783	$644,165

Assets:
Automotive	$4,009,244	$3,411,252	$3,218,931	$3,177,644	$3,148,876
Industrial	1,162,697	1,130,877	1,100,024	955,241	865,431
Office products	708,944	731,564	700,720	694,166	619,612
Electrical/electronic materials	156,780	137,237	129,933	113,757	76,716
Corporate	353,276	898,292	773,391	637,871	445,705
Goodwill and other intangible assets	1,289,356	497,839	279,775	209,548	171,532

Total assets	$7,680,297	$6,807,061	$6,202,774	$5,788,227	$5,327,872

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2013	2012	2011	2010	2009
	(In Thousands)
Depreciation and amortization:
Automotive	$76,238	$60,630	$60,252	$63,942	$65,554
Industrial	8,751	8,307	7,495	7,208	7,611
Office products	10,166	10,837	9,999	9,737	9,685
Electrical/electronic materials	1,904	1,733	1,554	1,414	1,666
Corporate	7,911	3,885	2,862	2,294	2,251
Intangible asset amortization	28,987	12,991	6,774	4,737	3,644

Total depreciation and amortization	$133,957	$98,383	$88,936	$89,332	$90,411

Capital expenditures:
Automotive	$97,735	$67,482	$61,795	$46,888	$53,911
Industrial	8,808	13,015	9,851	4,307	2,987
Office products	9,297	16,013	22,036	29,866	5,782
Electrical/electronic materials	1,730	1,029	1,762	1,957	676
Corporate	6,493	4,448	8,025	2,361	6,089

Total capital expenditures	$124,063	$101,987	$103,469	$85,379	$69,445

Net sales:
United States	$11,594,713	$11,299,291	$10,791,303	$9,793,820	$8,935,651
Canada	1,560,799	1,616,921	1,571,733	1,327,552	1,078,799
Australasia	839,353	—	—	—	—
Mexico	131,787	127,754	118,867	100,325	81,547
Other	(48,809)	(30,098)	(23,026)	(14,108)	(38,485)

Total net sales	$14,077,843	$13,013,868	$12,458,877	$11,207,589	$10,057,512

Net long-lived assets:
United States	$503,882	$466,473	$411,193	$398,318	$402,937
Canada	99,135	93,496	84,210	80,978	78,502
Australasia	60,614	—	—	—	—
Mexico	6,430	6,396	4,801	4,834	3,585

Total net long-lived assets	$670,061	$566,365	$500,204	$484,130	$485,024

Annual Report on Form 10-K

Item 15(a)

Financial Statement Schedule II — Valuation and Qualifying Accounts

Genuine Parts Company and Subsidiaries

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year ended December 31, 2011:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$15,598,912	$13,247,731	$(11,930,188)	$16,916,455
Year ended December 31, 2012:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$16,916,455	$8,046,605	$(5,782,870)	$19,180,190
Year ended December 31, 2013:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$19,180,190	$8,691,000	$(13,448,190)	$14,423,000

(1)	Doubtful accounts written off, net of recoveries.

S-1

ANNUAL REPORT ON FORM 10-K

INDEX OF EXHIBITS

The following exhibits are filed (or furnished, if so indicated) herewith as a part of this Report:

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

The following exhibits are incorporated by reference as set forth in Item 15 of this Form 10-K:

— 3.1	Amended and Restated Articles of Incorporation of the Company, amended April 23, 2007.

— 3.2	By-Laws of the Company as amended and restated November 18, 2013.

— 4.2	Specimen Common Stock Certificate.

Instruments with respect to long-term debt where the total amount of securities authorized there under does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

— 10.1*	The Genuine Parts Company Restated Tax-Deferred Savings Plan, effective January 1, 1993.

— 10.2*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996.

— 10.3*	Genuine Parts Company Death Benefit Plan, effective July 15, 1997.

— 10.4*	Amendment No. 2 to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999.

— 10.5*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996.

— 10.6*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999.

— 10.7*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001.

— 10.8*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001.

— 10.9*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003.

— 10.10*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003.

— 10.11*	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan.

— 10.12*	Amendment No. 2 to the Genuine Parts Company Death Benefit Plan.

— 10.13*	Genuine Parts Company 2006 Long-Term Incentive Plan, effective April 17, 2006.

— 10.14*	Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006.

— 10.15*	Amendment No. 1 to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated November 19, 2007, effective January 1, 2008.

— 10.16*	Amendment No. 6 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2007, effective January 1, 2008.

— 10.17*	Amendment No. 2 to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 19, 2007, effective November 19, 2007.

— 10.18*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement.

— 10.19*	Genuine Parts Company Restricted Stock Unit Award Agreement.

— 10.20*	Form of Amended and Restated Change in Control Agreement.

— 10.21*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009.

— 10.22*	Genuine Parts Company 2009 Annual Incentive Bonus Plan, dated March 31, 2009, effective January 1, 2009.

— 10.23*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated August 16, 2010, effective August 16, 2010.

— 10.24*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated January 1, 2009, dated November 16, 2010, effective January 1, 2011.

— 10.25*	Amendment No. 7 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 16, 2010, effective January 1, 2011.

— 10.26*	Description of Director Compensation.

— 10.27*	Amendment No. 2 to the Genuine Parts Company Director’s Deferred Compensation Plan, dated December 7, 2012, effective December 7, 2012.

— 10.28*	Amendment No. 8 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 7, 2012, effective December 7, 2012.

— 10.29*	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated January 1, 2009, dated December 7, 2012, effective December 31, 2013.

— 10.30*	Form of amendment to the Amended and Restated Change in Control Agreement.

— 10.31*	Genuine Parts Company Stock Appreciation Rights Agreement.

*	Indicates management contracts and compensatory plans and arrangements.

BOARD OF DIRECTORS AND OFFICERS OF THE COMPANY

Board of Directors
Dr. Mary B. Bullock	Executive Vice Chancellor of Duke Kunshan University and President Emerita of Agnes Scott College
Paul D. Donahue	President
Jean Douville	Chairman of the Board of Directors of UAP Inc.
Thomas C. Gallagher	Chairman and Chief Executive Officer
George C. “Jack” Guynn	Retired President and Chief Executive Officer of the Federal Reserve Bank of Atlanta
John R. Holder	Chairman and Chief Executive Officer of Holder Properties
John D. Johns	Chairman, President & Chief Executive Officer of Protective Life Corporation
Michael M. E. Johns, MD	Professor, Emory School of Medicine and Rollins School of Public Health; Chancellor and Executive Vice President of Health Affairs Emeritus, Emory University
Robert C. “Robin” Loudermilk, Jr.	President and Chief Executive Officer of The Loudermilk Companies, LLC
Wendy B. Needham	Retired Managing Director, Global Automotive Research at Credit Suisse First Boston
Jerry W. Nix	Retired Chief Financial Officer
Gary W. Rollins	Vice Chairman and Chief Executive Officer of Rollins Inc.

Corporate Officers
Thomas C. Gallagher	Chairman and Chief Executive Officer
Paul D. Donahue	President
Carol B. Yancey	Executive Vice President, Chief Financial Officer and Corporate Secretary
Treg S. Brown	Senior Vice President — Planning and Acquisitions
Charles A. Chesnutt	Senior Vice President — Technology and Process Improvement
R. Bruce Clayton	Senior Vice President — Human Resources
Frank M. Howard	Senior Vice President and Treasurer
James R. Neill	Senior Vice President — Employee Development and Human Resource Services
Michael D. Orr	Senior Vice President — Operations and Logistics
Scott C. Smith	Senior Vice President — Corporate Counsel
Lisa K. Hamilton	Vice President — Benefits and Communications
David A. Haskett	Vice President and Corporate Controller
Philip C. Johnson	Vice President — Compensation
Sidney G. Jones	Vice President — Investor Relations
Karl J. Koenig	Vice President — Real Estate and Construction
Napoleon B. Rutledge, Jr.	Vice President and Assistant Treasurer
Eric N. Sundby	Vice President — Information Technology
Matthew P. Brigham	Assistant Vice President — Treasury Services
Christopher T. Galla	Assistant Vice President and Senior Counsel
Jessica E. Morgan	Assistant Vice President — Risk Management
Christine E. Powell	Assistant Vice President — Financial Analysis
Robert L. Swann	Assistant Vice President — Internal Audit and Compliance
Jennifer L. Ellis	Associate Counsel and Assistant Secretary

U.S. Automotive Parts Group
Paul D. Donahue	President
Lee A. Maher	Executive Vice President and Chief Operating Officer
Glenn M. Chambers	Executive Vice President — Operations
Scott W. LeProhon	Executive Vice President — Merchandising and Product Strategy
Daniel F. Askey	Senior Vice President — Sales
Todd P. Helms	Senior Vice President — Human Resources
Gregory N. Miller	Senior Vice President and Chief Financial Officer
J. Richard Borman	Vice President — Supply Chain and Logistics
Michael A. Briggs	Vice President — Retail Product Management and Merchandising
Byron H. Frantz	Vice President — Wholesale Product Management
Michael J. Fusaro	Vice President — Process Improvement — Distribution
Richard A. Geiger	Vice President — Finance
Mark W. Hohe	Vice President — Store Operations
Karen E. Kreider	Vice President and Chief Information Officer
Jett W. Kuntz	Vice President — Integrated Business Solutions
David B. Nicki	Vice President — NAPA Tools and Equipment Sales
J. Michael Phillips	Vice President — Organizational Development
Bret A. Robyck	Vice President — AutoCare Sales
Vickie S. Smith	Vice President — Human Resources
Gaylord M. Spencer	Vice President — Marketing Strategy
Michael L. Swartz	Vice President — Inventory & Procurement
Dennis P. Tolivar	Vice President — Major Accounts

Divisions
M. Todd McMurtrie	Vice President — Atlantic Division
Grant L. Morris	Vice President — Central Division
Michael J. Kelleher	Vice President — Eastern Division
Gregg T. Sargent	Vice President — Florida Operations
Kevin E. Herron	Vice President — Midwest Division
Eric G. Fritsch	Vice President — Mountain Division
Christopher R. Agostino	Vice President — Quaker City Division
Patrick A. Wolfe	Vice President — Southern Division
Stuart A. Kambury	Vice President — Southwest Division
Bradley A. Shaffer	Vice President — Western Division

Heavy Vehicle Parts Group (Atlanta, GA)
D. Gary Silva	President
Greg A. Lancour	Vice President — Operations

Rayloc (Atlanta, GA)
William J. Westerman III	President
Michael S. Gaffney II	Vice President — Operations
Chris C. Koenigshof	Vice President — Human Resources
Joseph W. Lashley	Vice President — Information Services
Scott J. Rolf	Vice President — Sales and Marketing

Balkamp, Inc. (Indianapolis, IN)
D. Tip Tollison	President
Frank C. Amato	Executive Vice President
Mary F. Knudsen	Vice President — Finance and Treasurer

Grupo Auto Todo (Puebla, Mexico)
Juan Lujambio	President and Chief Executive Officer
Jorge Otero	Executive Vice President — Finance
Juan Quintal	Vice President and General Manager NAPA Mexico

Altrom Import Parts Group (Vancouver, Canada)
Patrick K. Nichol	President

NAPA Canada/UAP Inc. (Montreal, Canada)
Jean Douville	Chairman of the Board
Robert Hattem	President and Chief Executive Officer
Sylvie Leduc	Executive Vice President — Heavy Vehicle Parts Division
Alain Masse	Executive Vice President — NAPA Operations
John Buckley	Senior Regional Vice President — Auto Parts Division
Daniel Dallaire	Vice President — Human Resources
Joseph P. Herauf	Vice President — Sales
Thomas Hunt	Vice President — Product Development
Mark Miron	Vice President — Distribution and Logistics
Frank Pipito	Vice President — Finance and Secretary

GPC Asia Pacific (Melbourne, Australia)
John L. Moller	Managing Director
Mark G. Brunton	Executive General Manager — Repco New Zealand
Wayne F. Bryant	Executive General Manager — Repco Australia, Sales and Operations
Rob Cameron	Executive General Manager — Automotive Specialist Group
Gary T. Dunwell	Executive General Manager — Repco Australia, Merchandising and Strategic Marketing
Cary D. Laverty	Executive General Manager — Legal and Commercial
Lincoln P. McFayden	Executive General Manager — McLeod Accessories
J. Scott Mosteller	Executive General Manager — Logistics and Technology
Craig Sandiford	Executive General Manager — Human Resources
Mark B. Sookias	Executive General Manager — Motospecs
Julian Buckley	Chief Financial Officer

EIS, Inc. (Atlanta, GA)
Robert W. Thomas	President and Chief Executive Officer
Alexander Gonzalez	Senior Vice President — Electrical and Electronics
Larry L. Griffin	Senior Vice President — Fabrication and Coating
William C. Knight	Senior Vice President — Logistics and Operations
Peter F. Sheehan	Senior Vice President — Specialty Wire and Cable
Matthew C. Tyser	Senior Vice President — Finance and Secretary
Derek B. Goshay	Vice President — Human Resources

Motion Industries (Birmingham, AL)
William J. Stevens	Chairman and Chief Executive Officer
Timothy P. Breen	President and Chief Operating Officer
G. Harold Dunaway, Jr.	Executive Vice President — Finance & Administration and Secretary
Austin W. Amos	Senior Vice President & Group Executive — Midwest
Randall P. Breaux	Senior Vice President — Marketing, Strategic Planning and Product Support
Richard W. Burmester	Senior Vice President & Group Executive — Southwest
Anthony G. Cefalu	Senior Vice President & Group Executive — Central and Hose & Rubber
Ellen H. Holladay	Senior Vice President, Chief Information Officer and Operational Excellence Officer
Scott A. MacPherson	Senior Vice President — Sales
Mark W. Sheehan	Senior Vice President — OEM, Global Sourcing, Automation & Process Pumps
Gerald V. Sourbeer	Senior Vice President & Group Executive — Southeast
Kevin P. Storer	Senior Vice President & Group Executive — West and President — Motion Mexico
Mark R. Thompson	Senior Vice President — Corporate Accounts
Randy R. Till	Senior Vice President & Group Executive — East
Darryl J. Britain	Vice President — Technology Process, Support and Communications
Frederick H. “Ted” Cowie	Vice President — Sales — Safety Products
Zahirudin K. Hameer	Vice President — Inventory Management
Billy W. Hamilton	Vice President — Human Resources
M. Keith Knight	Vice President — Business Systems
N. Joe Limbaugh	Vice President — Operations
Douglas R. Osborne	Vice President — MI Services
C. Jeff Rouse	Vice President — Government Sales and Export
Brandon C. Scordino	Vice President — Technology Planning and Development
James R. Summers	Vice President — Systems Assurance & Data Center Operations
J. Marvin Walker	Vice President — Finance
James F. Williams	Vice President — Corporate Purchasing and Distribution Centers
Michael D. Harper	Treasurer
Dermot R. Strong	President — Motion Canada

S. P. Richards Company (Atlanta, GA)
C. Wayne Beacham	Chairman of the Board and Chief Executive Officer
Richard T. Toppin	President and Chief Operating Officer
Steven E. Lynn	Senior Vice President — Merchandising
G. Henry Martin	Senior Vice President — Human Resources
Donald C. Mikolasy	Senior Vice President — Sales
James F. O’Brien	Senior Vice President — Marketing
J. Phillip Welch, Jr.	Senior Vice President — Finance and CFO
Dennis J. Arnold	Vice President — Furniture
John K. Burgess	Vice President — Sales
Thomas E. Dunmon, Jr.	Vice President — Finance and Controller
Dennis J. Flynn	Vice President — Supply Chain
E. Chadwick Lee	Vice President — New Market Development
Charles E. Macpherson	Vice President — Strategic Pricing
Tom C. Maley	Vice President — Business Development & Analytics
Brian M. McGill	Vice President — Information Technology & CIO
James C. Moseley	Vice President — Information Systems
John R. Reagan	Vice President — Merchandising
Jason R. Smith	Vice President — Sales — Emerging Markets
Thomas M. Testa	Vice President — Sales
Chris F. Whiting	Vice President — Cleaning and Breakroom Supply
Bryan A. Wight	Vice President — Sales — Independent Dealer Channel
Lester P. Christian	Vice President — Southeast Division
Bryan T. Hall	Vice President — South Central Division
Gregory L. Nissen	Vice President — Western Division
Ray J. Sreca	Vice President — Northeast Division
Richard A. Wiltz	Vice President — North Central Division
Peter R. Dalglish	Managing Director — S. P. Richards Canada