Form 10-Q
period 2014-03-31
GENUINE PARTS CO
filed 2014-05-07
CIK 40987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2014
Common Stock, $1.00 par value per share	153,604,136 Shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,472	$196,893
Trade accounts receivable, less allowance for doubtful accounts (2014 – $15,474; 2013 – $14,423)	1,828,309	1,664,819
Merchandise inventories, net – at lower of cost or market	2,974,306	2,946,021
Prepaid expenses and other current assets	440,344	413,758

TOTAL CURRENT ASSETS	5,346,431	5,221,491

Goodwill	848,682	789,971
Other intangible assets, less accumulated amortization	561,130	499,385
Deferred tax assets	92,539	97,555
Other assets	468,903	401,834
Property, plant and equipment, less allowance for depreciation (2014 – $833,310; 2013 – $807,436)	664,689	670,061

TOTAL ASSETS	$7,982,374	$7,680,297

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$2,335,327	$2,269,671
Current portion of debt	399,756	264,658
Dividends payable	88,421	82,746
Income taxes payable	76,682	9,237
Other current liabilities	522,552	556,732

TOTAL CURRENT LIABILITIES	3,422,738	3,183,044
Long-term debt	500,000	500,000
Pension and other post–retirement benefit liabilities	137,638	140,171
Deferred tax liabilities	87,726	83,316
Other long-term liabilities	423,063	414,998

EQUITY:
Preferred stock, par value – $1 per share
Authorized – 10,000,000 shares – None issued	-0-	-0-
Common stock, par value – $1 per share
Authorized – 450,000,000 shares
Issued – 2014 – 153,604,136; 2013 – 153,773,098	153,604	153,773
Additional paid-in capital	17,278	14,935
Retained earnings	3,624,642	3,578,021
Accumulated other comprehensive loss	(393,762)	(397,655)

TOTAL PARENT EQUITY	3,401,762	3,349,074
Noncontrolling interests in subsidiaries	9,447	9,694

TOTAL EQUITY	3,411,209	3,358,768

TOTAL LIABILITIES AND EQUITY	$7,982,374	$7,680,297

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2014	2013
	(unaudited)
	(in thousands, except per share data)
Net sales	$3,624,897	$3,198,802
Cost of goods sold	2,540,267	2,277,054

Gross profit	1,084,630	921,748

Operating expenses:
Selling, administrative, and other expenses	803,802	673,612
Depreciation and amortization	36,856	25,999

	840,658	699,611

Income before income taxes	243,972	222,137
Income taxes	86,488	77,748

Net income	$157,484	$144,389

Basic net income per common share	$1.02	$.93

Diluted net income per common share	$1.02	$.93

Dividends declared per common share	$.575	$.5375

Weighted average common shares outstanding	153,729	154,891

Dilutive effect of stock options and non-vested restricted stock awards	1,067	1,040

Weighted average common shares outstanding – assuming dilution	154,796	155,931

Comprehensive income	$161,377	$147,947

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(unaudited)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$157,484	$144,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,856	25,999
Share-based compensation	3,073	2,477
Excess tax benefits from share-based compensation	(4,106)	(3,840)
Other	13	(67)
Changes in operating assets and liabilities	(133,541)	(52,580)

NET CASH PROVIDED BY OPERATING ACTIVITIES	59,779	116,378

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(18,387)	(12,924)
Acquisitions and other investing activities	(156,853)	(6,745)

NET CASH USED IN INVESTING ACTIVITIES	(175,240)	(19,669)

FINANCING ACTIVITIES:
Proceeds from debt	740,012	439,742
Payments on debt	(610,604)	(25,000)
Share-based awards exercised, net of taxes paid	(4,736)	(4,425)
Excess tax benefits from share-based compensation	4,106	3,840
Dividends paid	(82,750)	(76,641)
Purchase of stock	(22,709)	(110)

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,319	337,406

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,279)	4,684

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(93,421)	438,799

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	196,893	403,095

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$103,472	$841,894

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company”) for the year ended December 31, 2013. Accordingly, the unaudited interim condensed consolidated financial statements and related disclosures herein should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K.

The preparation of interim financial statements requires management to make estimates and assumptions for the amounts reported in the condensed consolidated financial statements. Specifically, the Company makes estimates and assumptions in its interim condensed consolidated financial statements for inventory adjustments, the accrual of bad debts, customer sales returns, and volume incentives earned, among others. Inventory adjustments (including adjustments for a majority of inventories that are valued under the last-in, first-out (“LIFO”) method) are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment and LIFO valuation, which is performed each year-end. Reserves for bad debts are estimated and accrued based on a percentage of sales. Customer sales returns are estimated and accrued on an interim basis based upon historical sales and returns. Volume incentives are estimated based upon cumulative and projected purchasing levels. The estimates and assumptions for interim reporting may change upon final determination at year-end, and such changes may be significant.

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements covered by this quarterly report were issued.

Note B – Segment Information

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net sales:
Automotive	$1,898,515	$1,544,537
Industrial	1,143,274	1,102,080
Office products	418,098	420,128
Electrical/electronic materials	180,331	139,185
Other	(15,321)	(7,128)

Total net sales	$3,624,897	$3,198,802

Operating profit:
Automotive	$150,110	$121,043
Industrial	83,050	78,895
Office products	33,946	33,192
Electrical/electronic materials	15,529	10,451

Total operating profit	282,635	243,581
Interest expense, net	(6,206)	(3,353)
Other intangible assets amortization	(8,876)	(3,775)
Other, net	(23,581)	(14,316)

Income before income taxes	$243,972	$222,137

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

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income	$157,484	$144,389
Other comprehensive income:
Foreign currency translation	102	(8,220)

Pension and other post-retirement benefit adjustments:
Recognition of prior service credit, net of tax	(487)	(1,323)
Recognition of actuarial loss, net of tax	4,278	13,101

Total other comprehensive income	3,893	3,558

Comprehensive income	$161,377	$147,947

The following tables present the changes in accumulated other comprehensive (loss) income by component for the three months ended March 31:

	2014
	Changes in Accumulated Other Comprehensive (Loss) Income by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1	$(360,036)	$(37,619)	$(397,655)

Other comprehensive income before reclassifications, net of tax	—	102	102
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	3,791	—	3,791

Net current period other comprehensive income	3,791	102	3,893

Ending balance, March 31	$(356,245)	$(37,517)	$(393,762)

	2013
	Changes in Accumulated Other Comprehensive (Loss) Income by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Items	Total
	(in thousands)
Beginning balance, January 1	$(632,576)	$131,084	$(501,492)

Other comprehensive loss before reclassifications, net of tax	—	(8,220)	(8,220)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	11,778	—	11,778

Net current period other comprehensive income (loss)	11,778	(8,220)	3,558

Ending balance, March 31	$(620,798)	$122,864	$(497,934)

The accumulated other comprehensive (loss) income components related to the pension benefits are included in the computation of net periodic benefit (income) cost in the employee benefit plans footnote.

Note D – Share-Based Compensation

As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in its 2013 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At March 31, 2014, total compensation cost related to nonvested awards not yet recognized was approximately $19.0 million, as compared to $26.0 million at December 31, 2013. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for SARs and RSUs outstanding at March 31, 2014 was approximately $151.4 million. At March 31, 2014, the aggregate intrinsic value for SARs and RSUs vested totaled approximately $89.3 million, and the weighted-average contractual life for outstanding and exercisable SARs and RSUs was approximately six and five years, respectively. For the three months ended March 31, 2014, $3.1 million of share-based compensation cost was recorded, as compared to $2.5 million for the same period in the prior year.

On April 1, 2014, the Company granted approximately 680,000 SARs and 165,000 RSUs.

Note E – Employee Benefit Plans

Net periodic benefit (income) cost for the pension plans included the following components for the three months ended March 31:

	2014	2013
	(in thousands)
Service cost	$1,909	$4,976
Interest cost	25,502	22,407
Expected return on plan assets	(36,197)	(33,518)
Amortization of prior service credit	(464)	(1,894)
Amortization of actuarial loss	6,595	21,112

Net periodic benefit (income) cost	$(2,655)	$13,083

Pension benefits also include amounts related to a supplemental retirement plan. During the three months ended March 31, 2014, the Company made a $38.7 million contribution to the pension plan.

Note F – Guarantees

The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the independent. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entity’s economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantee. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At March 31, 2014, the Company was in compliance with all such covenants.

At March 31, 2014, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $262.6 million. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

The Company has accrued for guarantees related to the independents’ and affiliates’ borrowings as of March 31, 2014. These liabilities are not material to the financial position of the Company and are included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

Note G – Fair Value of Financial Instruments

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit approximate their respective fair values based on the short-term nature of these instruments. At March 31, 2014, the carrying value and the fair value of fixed rate debt were approximately $500.0 million and $498.0 million, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. The carrying value of the fixed rate debt is included in “Long-term debt” in the accompanying condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Forward-Looking Statements

Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission (SEC) or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, slowing demand for the Company’s products, changes in general economic conditions, including, unemployment, inflation or deflation, high energy costs, uncertain credit markets and other macro-economic conditions, the ability to maintain favorable vendor arrangements and relationships, disruptions in our vendors’ operations, competitive product, service and pricing pressures, the Company’s ability to successfully implement its business initiatives in each of its four business segments, the Company’s ability to successfully integrate its acquired businesses, the uncertainties and costs of litigation, as well as other risks and uncertainties discussed in the Company’s Annual Report on Form 10-K for 2013 and from time to time in the Company’s subsequent filings with the SEC.

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent reports on Forms 10-K, 10-Q, 8-K and other reports to the SEC.

Overview

Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the three months ended March 31, 2014, business was conducted throughout the United States, Canada, Australia, New Zealand, Mexico and Puerto Rico from approximately 2,600 locations.

For the three months ended March 31, 2014, we recorded consolidated net income of $157.5 million compared to consolidated net income of $144.4 million, an increase of 9% from the same three month period in the prior year. The Company continues to focus on a variety of initiatives to facilitate continued growth including strategic acquisitions, the introduction of new and expanded product lines, geographic expansion, sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives.

Sales

Sales for the first quarter of 2014 were $3.62 billion, an increase of 13% compared to $3.20 billion for the same period in 2013.

Sales for the Automotive Parts Group increased 23% for the three months ended March 31, 2014, as compared to the same period in the previous year. The increase in this group’s revenues was due to the approximately 17% accretive impact of the Company’s acquisitions, with the remaining 7% representing core North American sales growth. Unfavorable foreign exchange rates associated with our Australia and Canadian businesses negatively impacted sales in the three month period ended March 31, 2014 by 1.6%. In the quarters ahead, we anticipate increased sales growth in the Automotive Parts Group due primarily to organic growth. The Industrial Products Group’s sales increased 4% for the three month period ended March 31, 2014, as compared to the same period in 2013. The increase in this group’s revenues was due to the approximately 3% accretive impact of the Company’s acquisitions, with the remaining 2% representing organic growth before a 1% unfavorable foreign currency translation effect for the three month period ended March 31, 2014.

The Industrial Products Group experienced slightly improved demand patterns in the three months ended March 31, 2014 as compared to the same period in 2013. We expect improved industry conditions, as well as internal sales initiatives and acquisitions to support growing revenues for this group in the quarters ahead. Sales for the Office Products Group decreased by approximately 1% for the three month period ended March 31, 2014, as compared to the same period in 2013 primarily due to lower sales volumes and partially offset by a small acquisition. Despite the industry-wide slowdown in office product consumption, which continues to pressure this segment, reflects the on-going elevated levels of white-collar unemployment. We expect internal sales initiatives and acquisitions to support moderate revenue growth for this group in the quarters ahead. Sales for the Electrical/Electronic Materials Group increased 30% for the three month period ended March 31, 2014, as compared to the same period of the previous year. The increase in this group’s revenues was due to the approximately 29% accretive impact of the Company’s acquisitions, with the remaining 1% representing organic growth for the three month period ended March 31, 2014. Our focused growth initiatives should enable this group to report gradual organic revenue improvement and moderately strong revenue increases from their recently completed acquisitions in the quarters ahead.

Industry pricing was flat in the Automotive segment and increased by less than 1% in each of the Company’s non-automotive businesses during the three month period ended March 31, 2014.

Cost of Goods Sold/Expenses

Cost of goods sold for the first quarter of 2014 was $2.54 billion, a 12% increase from $2.28 billion for the first quarter of 2013. The increase in cost of goods sold for the first quarter was primarily related to the 13% sales increase for the same period. As a percentage of net sales, cost of goods sold decreased to 70.1% of net sales for the three month period ended March 31, 2014, as compared to 71.2% for the same period of the prior year. The decrease in cost of goods sold as a percentage of net sales primarily relate to a lower cost of goods sold and a higher level of operating costs at the GPC Asia Pacific business due to its 100% owned store-based model, as compared to the Company’s other automotive businesses. The Company’s cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers and retail stores, vendor income and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor income or vendor pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures and (iv) physical inventory and LIFO adjustments.

Total operating expenses of $840.7 million increased to 23.2% of net sales for the first quarter of 2014 compared to $699.6 million, or 21.9% of net sales for the same period of the prior year. The increase in operating expenses as a percentage of net sales for the first quarter ended March 31, 2014 reflects the impact of higher operating costs at GPC Asia Pacific due to its higher level of operating costs associated with a 100% owned store-based model, and cost saving initiatives including the Company’s pension plan freeze effective January 1, 2014. We continue to focus on effectively managing the costs in our business with ongoing investments in technology and supply chain initiatives primarily associated with freight and logistics.

The Company’s operating expenses are substantially comprised of compensation and benefit costs for personnel. Other major expense categories include facility occupancy costs for headquarters, distribution center and store operations, employee benefits and insurance costs, accounting, legal and professional services, transportation and delivery costs, travel and advertising. Management’s ongoing cost control measures in these areas have served to improve the Company’s overall cost structure.

Operating Profit

Operating profit of $282.6 million was 7.8% of net sales for the three months ended March 31, 2014, compared to $243.6 million, or 7.6% of net sales for the same three month period of the previous year. The increase in operating profit as a percentage of net sales for the three month period ended March 31, 2014 is primarily due to the Company’s increased revenues and cost savings including savings from the Company’s pension plan freeze effective January 1, 2014.

The Automotive Parts Group’s operating profit increased 24%, which correlates with the sales increase of 23% in the first quarter of 2014 and its operating profit margin increased to 7.9%, as compared to 7.8% for the same three month period of the prior year. The Industrial Products Group had a 5% increase in operating profit in the first quarter of 2014 compared to the first quarter of 2013, and the operating profit margin for this group in the first quarter of 2014 increased to 7.3% compared to 7.2% in the same period of the previous year. The Office Products Group’s operating profit increased 2% in the first quarter of 2014 compared to the same three month period in 2013, and the operating profit margin for this group increased to 8.1% as compared to 7.9% for the same period of 2013. The Electrical/Electronic Materials Group operating profit increased by 49% in the first quarter, and its operating profit margin increased to 8.6% compared to 7.5% in the first quarter of the previous year.

Income Taxes

The effective income tax rate increased to 35.5% for the three month period ended March 31, 2014, compared to 35.0% for the same period in 2013. The rate increase in the three month period ended March 31, 2014 primarily reflects a more favorable non-taxable retirement plan valuation recorded in the three month period ended March 31, 2013.

Net Income

Net income for the three months ended March 31, 2014 was $157.5 million, an increase of 9%, as compared to $144.4 million for the same three month period of 2013. On a per share diluted basis, net income was $1.02, an increase of 10% as compared to $0.93 for the first quarter of 2013.

Financial Condition

The Company’s cash balance at March 31, 2014 decreased $93.4 million or 47% from December 31, 2013, due to $156.9 million used for acquisitions and other investing activities, $18.4 million invested in the Company via capital expenditures and $22.7 million for share repurchases.

Accounts receivable increased $163.5 million or 10% from December 31, 2013, which is due to the Company’s overall sales increase and acquisitions. Inventory increased $28.3 million or 1% compared to the inventory balance at December 31, 2013, as inventory from acquisitions was marginally offset by planned inventory reductions. Accounts payable increased $65.7 million or 3% from December 31, 2013, primarily due to acquisitions and more favorable payment terms negotiated with our vendors in the three month period ended March 31, 2014. The Company’s debt is discussed below.

Liquidity and Capital Resources

Total debt increased $135.1 million, or 18%, from December 31, 2013, due to incremental borrowings under the $850 million unsecured revolving line of credit primarily related to the Company’s acquisitions. The line of credit matures in September 2017 and bears interest at LIBOR plus various margins, which is based on the Company’s leverage ratio. At March 31, 2014, $399.8 million was outstanding under the line of credit.

The remaining debt outstanding is at fixed rates of interest and remains unchanged at $500.0 million as of March 31, 2014, compared to December 31, 2013. The fixed rate debt is comprised of two notes of $250.0 million each, due in November 2016 and December 2023, carrying an interest rate of 3.35% and 2.99%, respectively. At March 31, 2014, the Company was in compliance with all covenants connected with these borrowings.

The ratio of current assets to current liabilities was 1.6 to 1 at March 31, 2014, unchanged from December 31, 2013.

The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including share repurchases, if any, for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposures are the Australian dollar and Canadian dollar, which are the functional currency of our Australian and Canadian operations. As previously noted under “Sales,” foreign currency exchange exposure, particularly in regard to the Australian dollar and Canadian dollar, negatively impacted our results for the three month period ended March 31, 2014. There have been no other material changes in market risk from the information provided in the Company’s Annual Report on Form10-K for the year ended December 31, 2013.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 1, 2014 through January 31, 2014	170,345	$82.61	84,952	10,583,427

February 1, 2014 through February 28, 2014	117,734	$86.79	—	10,583,427

March 1, 2014 through March 31, 2014	209,644	$85.28	184,264	10,399,163

Totals	497,723	$84.72	269,216	10,399,163

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)	On November 17, 2008, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 10.4 million shares authorized in the 2008 plan remain available to be repurchased by the Company. There were no other publicly announced plans as of March 31, 2014.

Item 6. Exhibits

(a) The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	By-Laws of the Company, as amended and restated November 18, 2013 (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 18, 2013)

Exhibit 10.1	Description of Director Compensation – filed herewith

Exhibit 10.2	Genuine Parts Company Performance Restricted Stock Unit Award Agreement – filed herewith

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer – filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer – filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer – furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer – furnished herewith

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three month period ended March 31, 2014 and 2013; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (iv) the Notes to the Condensed Consolidated Financial Statements – submitted herewith pursuant to Rule 406T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: May 7, 2014	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)