Form 10-Q
period 2014-09-30
GENUINE PARTS CO
filed 2014-11-06
CIK 40987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2014
Common Stock, $1.00 par value per share	152,856,646 Shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$135,537	$196,893
Trade accounts receivable, less allowance for doubtful accounts (2014 – $19,486; 2013 – $14,423)	1,976,056	1,664,819
Merchandise inventories, net – at lower of cost or market	3,014,102	2,946,021
Prepaid expenses and other current assets	459,682	413,758

TOTAL CURRENT ASSETS	5,585,377	5,221,491

Goodwill	869,219	789,971
Other intangible assets, less accumulated amortization	575,137	499,385
Deferred tax assets	90,539	97,555
Other assets	558,932	401,834
Property, plant and equipment, less allowance for depreciation (2014 – $863,644; 2013 – $807,436)	662,253	670,061

TOTAL ASSETS	$8,341,457	$7,680,297

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$2,549,193	$2,269,671
Current portion of debt	335,394	264,658
Dividends payable	87,906	82,746
Income taxes payable	24,481	9,237
Other current liabilities	638,808	556,732

TOTAL CURRENT LIABILITIES	3,635,782	3,183,044
Long-term debt	500,000	500,000
Pension and other post–retirement benefit liabilities	135,407	140,171
Deferred tax liabilities	79,690	83,316
Other long-term liabilities	482,430	414,998

EQUITY:
Preferred stock, par value - $1 per share
Authorized – 10,000,000 shares – None issued	-0-	-0-
Common stock, par value - $1 per share
Authorized – 450,000,000 shares
Issued – 2014 – 152,856,646; 2013 – 153,773,098	152,857	153,773
Additional paid-in capital	26,365	14,935
Retained earnings	3,764,807	3,578,021
Accumulated other comprehensive loss	(446,854)	(397,655)

TOTAL PARENT EQUITY	3,497,175	3,349,074
Noncontrolling interests in subsidiaries	10,973	9,694

TOTAL EQUITY	3,508,148	3,358,768

TOTAL LIABILITIES AND EQUITY	$8,341,457	$7,680,297

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands, except per share data)
Net sales	$3,985,909	$3,685,243	$11,519,193	$10,560,042
Cost of goods sold	2,802,487	2,584,320	8,071,973	7,432,263

Gross profit	1,183,422	1,100,923	3,447,220	3,127,779

Operating expenses:
Selling, administrative and other expenses	850,156	793,957	2,486,162	2,221,096
Depreciation and amortization	34,983	35,220	108,623	98,072

	885,139	829,177	2,594,785	2,319,168

Income before income taxes	298,283	271,746	852,435	808,611
Income taxes	107,767	98,000	306,708	274,119

Net income	$190,516	$173,746	$545,727	$534,492

Basic net income per common share	$1.25	$1.12	$3.56	$3.45

Diluted net income per common share	$1.24	$1.12	$3.53	$3.43

Dividends declared per common share	$.575	$.5375	$1.725	$1.6125

Weighted average common shares outstanding	153,018	154,567	153,401	154,835

Dilutive effect of stock options and non- vested restricted stock awards	1,080	1,096	1,062	1,082

Weighted average common shares outstanding – assuming dilution	154,098	155,663	154,463	155,917

Comprehensive income	$95,077	$192,317	$496,528	$454,332

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$545,727	$534,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,623	98,072
Share-based compensation	12,641	8,932
Excess tax benefits from share-based compensation	(7,269)	(12,020)
Other	1,267	(50,608)
Changes in operating assets and liabilities	(71,666)	258,617

NET CASH PROVIDED BY OPERATING ACTIVITIES	589,323	837,485

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(73,785)	(84,146)
Acquisitions and other investing activities	(275,295)	(614,109)

NET CASH USED IN INVESTING ACTIVITIES	(349,080)	(698,255)

FINANCING ACTIVITIES:
Proceeds from debt	2,032,550	2,094,550
Payments on debt	(1,974,581)	(1,990,204)
Share-based awards exercised, net of taxes paid	(8,266)	(14,313)
Excess tax benefits from share-based compensation	7,269	12,020
Dividends paid	(259,365)	(243,262)
Purchase of stock	(95,546)	(71,738)

NET CASH USED IN FINANCING ACTIVITIES	(297,939)	(212,947)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,660)	(8,508)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(61,356)	(82,225)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	196,893	403,095

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135,537	$320,870

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the nine month period ended September 30, 2014 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements covered by this quarterly report were issued.

Note B - Segment Information

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net sales:
Automotive	$2,099,518	$2,016,076	$6,108,429	$5,572,415
Industrial	1,220,539	1,110,309	3,573,048	3,344,421
Office products	496,572	430,457	1,333,455	1,252,857
Electrical/electronic materials	193,321	142,818	561,686	424,973
Other	(24,041)	(14,417)	(57,425)	(34,624)

Total net sales	$3,985,909	$3,685,243	$11,519,193	$10,560,042

Operating profit:
Automotive	$193,258	$180,166	$550,051	$487,591
Industrial	95,262	79,596	273,740	247,382
Office products	33,318	28,094	98,447	91,054
Electrical/electronic materials	17,766	12,625	49,758	35,297

Total operating profit	339,604	300,481	971,996	861,324
Interest expense, net	(6,283)	(7,031)	(18,713)	(18,236)
Other intangible assets amortization	(8,947)	(7,726)	(26,321)	(20,487)
Other, net	(26,091)	(13,978)	(74,527)	(13,990)

Income before income taxes	$298,283	$271,746	$852,435	$808,611

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income and comprehensive income.

Note C - Other Comprehensive Income (Loss)

The difference between comprehensive income and net income was due to foreign currency translation adjustments and pension and other post-retirement benefit adjustments, as summarized below.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net income	$190,516	$173,746	$545,727	$534,492
Other comprehensive (loss) income:
Foreign currency translation	(94,957)	5,369	(56,318)	(116,900)

Pension and other post-retirement benefit adjustments:
Recognition of prior service credit, net of tax	(490)	(1,314)	(1,470)	(3,956)
Recognition of actuarial loss, net of tax	4,424	12,726	13,005	38,906
Net actuarial (loss) gain, net of tax	(4,416)	1,790	(4,416)	1,790

Total other comprehensive (loss) income	(95,439)	18,571	(49,199)	(80,160)

Comprehensive income	$95,077	$192,317	$496,528	$454,332

The following tables present the changes in accumulated other comprehensive (loss) income by component for the nine months ended September 30:

	2014
	Changes in Accumulated Other Comprehensive (Loss) Income by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1	$(360,036)	$(37,619)	$(397,655)

Other comprehensive income (loss) before reclassifications, net of tax	(4,416)	(56,318)	(60,734)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	11,535	—	11,535

Net current period other comprehensive income (loss)	7,119	(56,318)	(49,199)

Ending balance, September 30	$(352,917)	$(93,937)	$(446,854)

	2013
	Changes in Accumulated Other Comprehensive (Loss) Income by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1	$(632,576)	$131,084	$(501,492)
Other comprehensive income (loss) before reclassifications, net of tax	1,790	(116,900)	(115,110)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	34,950	—	34,950

Net current period other comprehensive income (loss)	36,740	(116,900)	(80,160)

Ending balance, September 30	$(595,836)	$14,184	$(581,652)

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

Note E – Share-Based Compensation

As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in its 2013 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At September 30, 2014, total compensation cost related to nonvested awards not yet recognized was approximately $33.0 million, as compared to $26.0 million at December 31, 2013. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for SARs and RSUs outstanding at September 30, 2014 was approximately $155.9 million. At September 30, 2014, the aggregate intrinsic value for SARs and RSUs vested totaled approximately $98.0 million, and the weighted-average contractual life for outstanding and exercisable SARs and RSUs was approximately six and five years, respectively. For the nine months ended September 30, 2014, $12.6 million of share-based compensation cost was recorded, as compared to $8.9 million for the same period in the prior year. On April 1, 2014, the Company granted approximately 680,000 SARs and 165,000 RSUs.

Options to purchase approximately 0.7 million and 0.6 million shares of common stock were outstanding but excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2014, and remained unchanged as compared to the same three and nine month periods of the prior year, respectively. These options were excluded from the computation of diluted net income per common share because the options’ exercise price was greater than the average market price of the common stock.

Note F – Employee Benefit Plans

Net periodic benefit (income) cost for the pension plans included the following components for the three months ended September 30:

	Pension Benefits
	2014	2013
	(in thousands)
Service cost	$1,910	$4,798
Interest cost	25,760	22,219
Expected return on plan assets	(36,208)	(33,414)
Amortization of prior service credit	(468)	(1,884)
Amortization of actuarial loss	6,745	20,535

Net periodic benefit (income) cost	$(2,261)	$12,254

Net periodic benefit (income) cost for the pension plans included the following components for the nine months ended September 30:

	Pension Benefits
	2014	2013
	(in thousands)
Service cost	$5,746	$14,735
Interest cost	76,792	67,017
Expected return on plan assets	(108,639)	(100,427)
Amortization of prior service credit	(1,400)	(5,670)
Amortization of actuarial loss	19,953	62,744

Net periodic benefit (income) cost	$(7,548)	$38,399

Pension benefits also include amounts related to a supplemental retirement plan. During the nine months ended September 30, 2014, the Company made a $38.7 million contribution to the pension plan.

Note G – Guarantees

The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the independent. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entity’s economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantee. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At September 30, 2014, the Company was in compliance with all such covenants.

At September 30, 2014, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $283.3 million. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

The Company has accrued for guarantees related to the independents’ and affiliates’ borrowings as of September 30, 2014. These liabilities are not material to the financial position of the Company and are included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

Note H – Fair Value of Financial Instruments

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit approximate their respective fair values based on the short-term nature of these instruments. At September 30, 2014, the carrying value and the fair value of fixed rate debt were approximately $500.0 million and $506.3 million, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. The carrying value of the fixed rate debt is included in “Long-term debt” in the accompanying condensed consolidated balance sheet.

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

Overview

Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the nine months ended September 30, 2014, business was conducted throughout the United States, Canada, Australia, New Zealand, Mexico and Puerto Rico from approximately 2,600 locations.

For the three months ended September 30, 2014, the Company recorded consolidated net income of $190.5 million compared to consolidated net income of $173.7 million, an increase of 10% from the same three month period in the prior year. For the nine months ended September 30, 2014, we recorded consolidated net income of $545.7 million compared to consolidated net income of $534.5 million in the same period last year, an increase of 2%.

In association with the April 1, 2013 acquisition of the remaining 70% interest in GPC Asia Pacific, the Company’s initial 30% investment was remeasured and, net of certain one-time purchase accounting adjustments, amounted to a pre-tax income adjustment of approximately $36 million recorded in the second quarter of 2013. In accounting for the adjustments, approximately $18 million in costs were recorded to cost of goods sold and a $54 million gain, net of expenses, was recorded to selling, administrative & other expenses. The adjustments recorded in the second quarter of 2013, combined with the lower tax rate for the remeasurement, favorably impacted diluted earnings per share in the second quarter of 2013 by $0.22. Additionally, a pre-tax expense adjustment of $3 million or $.01 diluted earnings per share, was recorded in the third quarter of 2013. Before the one-time adjustments in 2013, net income for the nine months of $545.7 million was up 9% compared to the same period in 2013. Earnings per share on a diluted basis of $3.53 were up 10% compared to the same period in 2013, excluding the adjustment.

The Company continues to focus on a variety of initiatives to facilitate continued growth including strategic acquisitions, the introduction of new and expanded product lines, geographic expansion, sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives.

Sales

Sales for the third quarter of 2014 were $3.99 billion, an increase of 8% compared to $3.69 billion for the same period in 2013. For the nine months ended September 30, 2014, sales were $11.52 billion, an increase of 9% compared to $10.56 billion in the same period of the prior year.

Sales for the Automotive Parts Group increased 4% in the third quarter of 2014 and 10% for the nine months ended September 30, 2014, as compared to the same periods in the previous year. The increase in this group’s revenues for the three months ended September 30, 2014 was due to organic sales growth, offset by a negative foreign currency impact of approximately 1% associated with the sales from our Australian and Canadian businesses. For the nine months ended September 30, 2014, the 10% increase in this group’s revenues was due to the 5% accretive impact of the Company’s acquisitions and core sales growth of approximately 6%, offset by an unfavorable foreign currency impact of approximately 1%. In the quarters ahead, we anticipate increased sales growth in the Automotive Parts Group due primarily to the Company’s initiatives to drive organic growth.

The Industrial Products Group’s sales increased by 10% and 7% for the three and nine month periods ended September 30, 2014, respectively, as compared to the same periods in 2013. The sales increase for the three months ended September 30, 2014 reflects an approximate 3% accretive impact from the Company’s acquisitions, with the remaining 8% representing organic sales growth, offset by a negative 1% foreign currency impact. The sales increase for the nine months ended September 30, 2014 reflect an approximate 3% accretive impact from the Company’s acquisitions and 5% organic sales growth, offset by an unfavorable foreign currency impact of approximately 1%. The Industrial Products Group experienced improved demand patterns in the three months ended September 30, 2014 as compared to the same period in 2013. We expect the current industry conditions, as well as internal sales initiatives and acquisitions to support continued revenue growth for this group in the quarters ahead.

Sales for the Office Products Group increased 15% and 6% for the three and nine month periods ended September 30, 2014, as compared to the same periods in 2013, respectively. The increase in this group’s revenues for the quarter ended September 30, 2014 is due to the 7% accretive impact of acquisitions, with the additional 8% growth in the three months ended September 30, 2014 representing organic sales growth. The sales increase for the nine months ended September 30, 2014 reflects an approximate 4% accretive impact of acquisitions and 2% organic sales growth. We expect internal sales initiatives and acquisitions to support revenue growth for this group in the quarters ahead despite the industry-wide slowdown in office product consumption.

Sales for the Electrical/Electronic Materials Group increased 35% and 32% for the three and nine month periods ended September 30, 2014, as compared to the same periods of the previous year, respectively. The increase in this group’s revenues for the quarter and nine months ended September 30, 2014 was due to the accretive impact of the Company’s acquisitions. Our focused growth initiatives should enable this group to report gradual organic revenue improvement and moderately strong revenue increases from their recently completed acquisitions in the quarters ahead.

Industry pricing was basically flat in the Automotive and Electrical\Electronic Materials segments and increased by approximately 1% in the Industrial Products and Office Products segments for the nine month period ended September 30, 2014.

Cost of Goods Sold/Expenses

Cost of goods sold for the third quarter of 2014 was $2.80 billion, an 8% increase from $2.58 billion for the third quarter of 2013. As a percentage of net sales, cost of goods sold increased to 70.3% of net sales for the three month period ended September 30, 2014, as compared to 70.1% for the same period of the prior year. For the nine months ended September 30, 2014, cost of goods sold was $8.07 billion, a 9% increase from $7.43 billion for the same period last year, and as a percent of sales decreased to 70.1% compared to 70.4%. The increase in cost of goods sold for the three and nine month periods ended September 30, 2014 primarily relates to the sales increase for those periods as compared to the same three and nine month periods of the prior year. For the nine months ended September 30, 2014, the decrease in cost of goods sold as a percentage of net sales primarily relates to the one-time cost recorded to cost of goods sold associated with the 2013 acquisition of the remaining 70% interest in GPC Asia Pacific as previously discussed. In addition, the Company has a lower cost of goods sold and a higher level of operating costs at the GPC Asia Pacific business due to its 100% owned store-based model, as compared to the Company’s other automotive businesses. The Company’s cost of goods sold include the impact of GPC Asia Pacific for the nine months ended September 30, 2014, as compared to six months ended September 30, 2013. The Company’s cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers and retail stores, vendor income and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor income or vendor pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures and (iv) physical inventory and LIFO adjustments.

Total operating expenses of $885.1 million decreased to 22.2% of net sales for the third quarter of 2014 compared to $829.2 million, or 22.5% of sales for the same period of the prior year. For the nine months ended September 30, 2014, these expenses totaled $2.59 billion, or 22.5% of sales, an increase from $2.32 billion, or 22.0% of sales for the same period in the prior year. The increase in operating expenses as a percentage of net sales for the nine months ended September 30, 2014 reflects the impact of the one-time acquisition gain, net of expenses, recorded to selling, administrative & other expenses in the three month period ended June 30, 2013, as previously discussed. In addition, the Company has a higher level of operating costs at GPC Asia Pacific due to its 100% owned store-based model. The Company’s cost saving initiatives, including the Company’s pension plan freeze effective January 1, 2014, have partially offset these increases. We continue to focus on effectively managing the costs in our business with ongoing investments in technology and supply chain initiatives primarily associated with freight and logistics.

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

Operating Profit

Operating profit of $339.6 million increased to 8.5% of net sales for the three months ended September 30, 2014, compared to $300.5 million or 8.2% of net sales for the same three month period of the prior year. For the nine months ended September 30, 2014, operating profit of $972.0 million increased to 8.4% of net sales, compared to $861.3 million or 8.2% of net sales in the same period in 2013. The increase in operating profit as a percentage of net sales for the three and nine month periods ended September 30, 2014 is primarily due to the Company’s increased revenues and related expense leverage, as well as cost savings including savings from the Company’s pension plan freeze effective January 1, 2014.

The Automotive Parts Group’s operating profit increased 7% in the third quarter of 2014 and its operating profit margin increased to 9.2%, as compared to 8.9% in the same three month period of the prior year. For the nine months ended September 30, 2014, operating profit increased 13% compared to the same period of the prior year, and the operating profit margin increased to 9.0% compared to 8.8% for the same period last year. The Industrial Products Group’s operating profit increased 20% in the third quarter of 2014 compared to the third quarter of 2013, and the operating profit margin for this group increased to 7.8% compared to 7.2% for the same period of the previous year. Operating profit for the Industrial Products Group increased by 11% for the nine month period ended September 30, 2014, compared to the same period in 2013, and the operating profit margin increased to 7.7% compared to 7.4% for the same period in 2013.

The Office Products Group’s operating profit increased 19% in the third quarter of 2014 compared to the same three month period in 2013, and the operating profit margin for this group increased to 6.7% compared to 6.5% for the same three month period of 2013. For the nine months ended September 30, 2014, the Office Products Group’s operating profit increased 8% compared to the same period of the prior year and the operating profit margin increased to 7.4% compared to 7.3% for the for the same period in 2013. The Electrical/Electronic Materials Group increased its operating profit by 41% in the third quarter, and its operating profit margin increased to 9.2% compared to 8.8% in the third quarter of the previous year. Operating profit for the Electrical/Electronic Materials Group increased by 41% for the nine month period ended September 30, 2014, compared to the same period in 2013, and the operating profit margin increased to 8.9% compared to 8.3% for the same nine month period in 2013. For the three and nine month periods ended September 30, 2014, operating profit margin for each of the Automotive, Industrial, Office Products and Electrical/Electronic Materials Groups improved due to cost savings and improved expense leverage on increased revenues.

Income Taxes

The effective income tax rate remained unchanged at 36.1% for the three month period ended September 30, 2014, compared to the same three month period ended September 30, 2013. The effective income tax rate was 36.0% for the nine month period ended September 30, 2014, compared to 33.9% for the same period in 2013. The rate increase in the nine month period ended September 30, 2014 reflects the favorable tax rate applied to the one-time acquisition gain recorded in the three month period ended June 30, 2013.

Net Income

Net income for the three months ended September 30, 2014 was $190.5 million, an increase of 10%, as compared to $173.7 million for the same three month period of 2013. On a per share diluted basis, net income was $1.24, an increase of 11% as compared to $1.12 for the third quarter of 2013. Net income for the nine months ended September 30, 2014, was $545.7 million, an increase of 2% from $534.5 million recorded in the same period of the previous year. Net income on a per share diluted basis for the nine months ended September 30, 2014, was $3.53, as compared to $3.43 for the same period in 2013. Net income and earnings per share on a diluted basis for the three and nine month periods ended September 30, 2013, include the one-time acquisition gain, net of expenses previously discussed.

Before the one-time adjustments in 2013 as previously discussed, net income for the nine month period ended September 30, 2014 of $545.7 million was up 9% and earnings per share on a diluted basis of $3.53 were up 10% as compared to the same nine month period of the previous year excluding the adjustments.

Financial Condition

The Company’s cash balance of $135.5 million at September 30, 2014 decreased $61.4 million or 31% from December 31, 2013. For the nine months ended September 30, 2014, the Company has used $275.3 million for acquisitions and other investing activities, $259.4 million for dividends paid to the Company’s shareholders, $73.8 million for investments in the Company via capital expenditures and $95.5 million for share repurchases.

Accounts receivable increased $311.2 million or 19% from December 31, 2013, which is due to the Company’s overall sales increase and acquisitions. Inventory increased $68.1 million or 2% compared to the inventory balance at December 31, 2013, as inventory from acquisitions was marginally offset by planned inventory reductions. Accounts payable increased $279.5 million or 12% from December 31, 2013, primarily due to acquisitions and more favorable payment terms negotiated with our vendors in the nine month period ended September 30, 2014. The Company’s debt is discussed below.

Liquidity and Capital Resources

Total debt increased $70.7 million, or 9%, from December 31, 2013, due to incremental borrowings under the Company’s $850 million unsecured revolving line of credit primarily related to the Company’s acquisitions. The line of credit matures in September 2017 and bears interest at LIBOR plus various margins, which is based on the Company’s leverage ratio. At September 30, 2014, $335.4 million was outstanding under the line of credit.

The remaining debt outstanding is at fixed rates of interest and remains unchanged at $500.0 million as of September 30, 2014, compared to December 31, 2013. The fixed rate debt is comprised of two notes of $250.0 million each, due in November 2016 and December 2023, carrying an interest rate of 3.35% and 2.99%, respectively. At September 30, 2014, the Company was in compliance with all covenants connected with these borrowings.

The ratio of current assets to current liabilities was 1.5 to 1 at September 30, 2014, as compared to 1.6 to 1 at December 31, 2013.

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

Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposures are the Australian dollar and Canadian dollar, which are the functional currency of our Australian and Canadian operations. As previously noted under “Sales,” foreign currency exchange exposure, particularly in regard to the Australian dollar and Canadian dollar, negatively impacted our results for the three and nine month periods ended September 30, 2014. There have been no other material changes in market risk from the information provided in the Company’s 2013 Annual Report on Form10-K.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2014 through July 31, 2014	227,509	$84.73	220,000	9,813,749

August 1, 2014 through August 31, 2014	298,986	$83.94	239,400	9,574,349

September 1, 2014 through September 30, 2014	74,335	$88.08	37,000	9,537,349

Totals	600,830	$84.75	496,400	9,537,349

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
(2)	On November 17, 2008, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 9.5 million shares authorized in the 2008 plan remain available to be repurchased by the Company. There were no other publicly announced plans as of September 30, 2014.

Item 6.	Exhibits

(a)	The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	By-Laws of the Company, as amended and restated November 18, 2013 (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 18, 2013)

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer - filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer - filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer – furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer – furnished herewith

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine month periods ended September 30, 2014 and 2013; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (iv) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company
(Registrant)

Date: November 6, 2014	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)