Form 10-K
period 2014-12-31
GENUINE PARTS CO
filed 2015-02-26
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $13,051,345,000 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2015
Common Stock, $1 par value per share	152,699,446 shares

Specifically identified portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2015 are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.	BUSINESS.

Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials through our four operating segments, each described in more detail below. In 2014, business was conducted from approximately 2,600 locations throughout the United States, Canada, Mexico, Australia and New Zealand. As of December 31, 2014, the Company employed approximately 39,000 persons.

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

In Part III of this Form 10-K, we incorporate certain information by reference to our proxy statement for our 2015 annual meeting of shareholders. We expect to file that proxy statement with the SEC on or about February 26, 2015, and we will make it available online at the same time at http://www.proxydocs.com/gpc. Please refer to the proxy statement for the information incorporated by reference into Part III of this Form 10-K when it is available.

AUTOMOTIVE PARTS GROUP

The Automotive Parts Group, the largest division of the Company, distributes automotive parts and accessory items. In addition to nearly 459,000 available part numbers, the Company offers complete inventory, cataloging, marketing, training and other programs in the automotive aftermarket. The Company is the sole member of the National Automotive Parts Association (“NAPA”), a voluntary trade association formed in 1925 to provide nationwide distribution of automotive parts.

During 2014, the Company’s Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores (“auto parts stores” or “NAPA AUTO PARTS stores”) owned and operated in the United States by the Company; NAPA and Traction automotive parts distribution centers and auto parts stores in the United States and Canada owned and operated by the Company and NAPA Canada/UAP Inc. (“NAPA Canada/UAP”), a wholly-owned subsidiary of the Company; auto parts stores and distribution centers in the United States operated by corporations in which the Company owned either a noncontrolling or controlling interest; auto parts stores in Canada operated by corporations in which UAP owns a 50% interest; Repco and other automotive parts distribution centers, branches and auto parts stores in Australia and New Zealand owned and operated by GPC Asia Pacific, a wholly-owned subsidiary of the Company; import automotive parts distribution centers in the United States owned by the Company and operated by its Altrom America division; import automotive parts distribution centers in Canada owned and operated by Altrom Canada Corporation (“Altrom Canada”), a wholly-owned subsidiary of the Company; distribution centers in the United States owned by Balkamp, Inc. (“Balkamp”), a wholly-owned subsidiary of the Company; distribution facilities in the United States owned by the Company and operated by its Rayloc division; and automotive parts distribution centers and automotive parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. (“Auto Todo”), a wholly-owned subsidiary of the Company.

Also in 2014, the Company expanded its operations in Mexico to include Autopartes NAPA Mexico (“NAPA Mexico”), a wholly-owned subsidiary of the Company. NAPA Mexico opened its first automotive parts distribution center in October 2014 and will serve the automotive aftermarket in Mexico through a combination of Company owned and independently owned auto parts stores.

Additionally, the GPC Asia Pacific automotive business acquired RDA Brakes and PJL Diesel Electric in April and September, 2014, respectively. RDA Brakes is a leader in the Australian brake rotor market and PJL specializes in the distribution of automotive electrical products.

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

The Company’s NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, SUVs, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes replacement parts for small engines, farm equipment and heavy duty equipment. The Company’s inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company’s domestic automotive operations purchase from approximately 100 different suppliers, approximately 49% of 2014 automotive parts inventories were purchased from 10 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers, which have protected the Company from inventory obsolescence.

Distribution System.    In 2014, the Company operated 60 domestic NAPA automotive parts distribution centers located in 40 states and approximately 1,100 domestic company-owned NAPA AUTO PARTS stores located in 45 states. The Company also operated one domestic TW distribution center and 14 Traction Heavy Duty parts stores located in four states. Traction is a supplier of parts to small and large fleet owners and operators. At December 31, 2014, the Company owned either a noncontrolling or controlling interest in six corporations, which operated approximately 114 auto parts stores in nine states.

NAPA Canada/UAP, founded in 1926, is a Canadian leader in the distribution and marketing of replacement parts and accessories for automobiles and trucks. NAPA Canada/UAP employs approximately 3,900 people and operates a network of 12 distribution centers supplying approximately 594 NAPA stores and 107 Traction wholesalers. The NAPA stores and Traction wholesalers are significant suppliers to the mining and forestry industries. The NAPA stores and Traction wholesalers in Canada include approximately 183 company owned stores, 12 joint ventures and 25 progressive owners in which NAPA Canada/UAP owns a 50% interest and approximately 481 independently owned stores. NAPA and Traction operations supply bannered installers and independent installers in all provinces of Canada, as well as networks of service stations and repair shops operating under the banners of national accounts. UAP is a licensee of the NAPA® name in Canada.

In Canada, Altrom Canada operates three import automotive parts distribution centers and 10 branches. In the United States, Altrom America operates two import automotive parts distribution centers.

In Australia and New Zealand, GPC Asia Pacific, originally established in 1922, is a leading distributor of automotive replacement parts and accessories. GPC Asia Pacific operates eight distribution centers, 405 Repco stores and 76 branches associated with the Ashdown Ingram, Motospecs, McLeod and RDA Brakes operations.

In Mexico, Auto Todo owns and operates 10 distribution centers, four auto parts stores and four tire centers. NAPA Mexico owns and operates one distribution center and seven auto parts stores. Auto Todo and NAPA Mexico are licensees of the NAPA® name in Mexico.

The Company’s domestic distribution centers serve approximately 4,900 independently owned NAPA AUTO PARTS stores located throughout the United States. NAPA AUTO PARTS stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, these independent automotive parts stores account for approximately 64% of the Company’s total U.S. Automotive sales and 25% of the Company’s total sales, with no automotive parts store or group of automotive parts stores with individual or common ownership accounting for more than 0.25% of the total sales of the Company.

Products.    Distribution centers have access to approximately 459,000 different parts and related supply items. Each item is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers. Most orders are filled and shipped the same day as they are received. The majority of sales are paid from statements with varied terms and conditions. The Company does not manufacture any of the products it distributes. The majority of products are distributed under the NAPA® name, a mark licensed to the Company by NAPA, which is important to the sales and marketing of these products. Traction sales also include products distributed under the HD Plus name, a proprietary line of automotive parts for the heavy duty truck market.

Related Operations.    Balkamp, a wholly-owned subsidiary of the Company, distributes a wide variety of replacement parts and accessory items for passenger cars, heavy-duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the 40,000 products, which constitute the “Balkamp” line of products that are distributed through the NAPA system. These products are categorized into over 230 different product categories purchased from approximately 400 domestic suppliers and over 100 foreign manufacturers. Balkamp has two distribution centers located in Plainfield, Indiana, and West Jordan, Utah. In addition, Balkamp operates two redistribution centers that provide the NAPA system with over 1,150 SKUs of oils and chemicals. BALKAMP®, a federally registered trademark, is important to the sales and marketing promotions of the Balkamp organization.

The Company, through its Rayloc division, operates four facilities where certain small automotive parts are distributed through the NAPA system under the NAPA® brand name. Rayloc® is a mark licensed to the Company by NAPA.

The Company’s Heavy Vehicle Parts Group operates as TW Distribution, with one warehouse location in Atlanta, Georgia, which serves 21 Traction Heavy Duty parts stores in the United States, of which 14 are company-owned and eight are independently owned. This group distributes heavy vehicle parts through the NAPA system and direct to small fleet owners and operators.

Segment Data.    In the years ended December 31, 2014 and 2013, sales from the Automotive Parts Group were approximately 53% of the Company’s net sales, as compared to 49% in 2012. For additional segment information, see Note 10 of Notes to Consolidated Financial Statements beginning on page F-1.

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

Competition.    The automotive parts distribution business is highly competitive. The Company competes with automobile manufacturers (some of which sell replacement parts for vehicles built by other manufacturers as well as those that they build themselves), automobile dealers, warehouse clubs and large automotive parts retail chains. In addition, the Company competes with the distributing outlets of parts manufacturers, oil companies, mass merchandisers (including national retail chains), and with other parts distributors and retailers. The Automotive Parts Group competes primarily on product offering, service, brand recognition and price. Further information regarding competition in the industry is set forth in “Item 1A. Risk Factors — We Face Substantial Competition in the Industries in Which We Do Business.”

NAPA.    The Company is the sole member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association and whose sole member in 2014 owned and operated 60 distribution centers located throughout the United States. NAPA develops marketing concepts and programs that may be used by its members which, at December 31, 2014, includes only the Company. It is not involved in the chain of distribution.

Among the automotive products purchased by the Company from its manufacturers for distribution are certain lines designated, cataloged, advertised and promoted as “NAPA” lines. The Company is not required to purchase any specific quantity of parts so designated and may, and does, purchase competitive lines from the same as well as other supply sources.

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

In 2014, the Industrial Parts Group served more than 150,000 customers in all types of industries located throughout North America, including the food and beverage, forest products, primary metal, pulp and paper, mining, automotive, oil and gas, petrochemical and pharmaceutical industries; as well as strategically targeted specialty industries such as power generation, wastewater treatment facilities, wind power generation, solar power, government projects, pipelines, railroad, ports, and others. Motion services all manufacturing and processing industries with access to a database of 5.9 million parts. Additionally, Motion provides U.S. government agencies access to approximately 400,000 products and replacement parts through a Government Services Administration (GSA) schedule.

Effective January 31, 2014, Motion Canada acquired Commercial Solutions Inc. (“CSI”), which at that time was a public company traded on the Toronto Stock Exchange under the ticker symbol “CSA.” CSI’s shares were delisted following the acquisition. Headquartered in Edmonton, Alberta, CSI is an independent national distributor of industrial supplies, including bearings and power transmission products, complete solutions for drilling rigs and industrial and safety supplies. Its customers represent a broad cross-section of industries and are served from 22 locations across Canada and one in the U.S., generating approximately $100 million in annual revenues.

Effective February 2, 2015, Motion acquired Miller Bearings, a regional industrial distributor of bearings, power transmission products, industrial supplies, hydraulic and pneumatic components. Headquartered in Orlando, Florida, Miller operates 17 branch locations throughout the state and one distribution center. In addition, Miller has an export office providing industrial MRO products to Puerto Rico, the Dominican Republic and other Caribbean customers. Miller is expected to generate approximately $40 million in annual revenues.

The Industrial Parts Group provides customers with supply chain efficiencies achieved through the company’s Inventory Management Solutions offering. This service provides inventory management, asset repair and tracking, vendor managed inventory commonly referred to as VMI, as well as RFID asset management of the customer’s inventory. Motion’s Energy Services Team routinely performs in-plant surveys and assessments, helping customers reduce their energy consumption and finding opportunities for improved sustainability, ultimately helping customers operate more profitably. Motion also provides a wide range of services and repairs such as: gearbox and fluid power assembly repair, process pump assembly and repair, hydraulic drive shaft repair, electrical panel assembly and repair, hose and gasket manufacture and assembly, as well as many other value-added services. A highly developed supply chain with vendor partnerships and connectivity are enhanced by Motion’s leading e-business capabilities, such as MiSupplierConnect, which provides integration between the Company’s information technology network and suppliers’ systems, creating numerous benefits for both the supplier and customer. These services and supply chain efficiencies assist Motion in meeting the cost savings that many of its customers require and expect.

Distribution System.    In North America, the Industrial Parts Group operated 523 branches, 15 distribution centers and 39 service centers as of December 31, 2014. The distribution centers stock and distribute more than 260,000 different items purchased from more than 1,100 different suppliers. The service centers provide hydraulic, hose and mechanical repairs for customers. Approximately 38% of 2014 total industrial product purchases were made from 10 major suppliers. Sales are generated from the Industrial Parts Group’s branches located in 49 states, Puerto Rico, nine provinces in Canada, and Mexico. Each branch has warehouse facilities that stock significant amounts of inventory representative of the products used by customers in the respective market area served.

Products.    The Industrial Parts Group distributes a wide variety of parts and products to its customers, which are primarily industrial concerns. Products include such items as hoses, belts, bearings, pulleys, pumps, valves, chains, gears, sprockets, speed reducers, electric motors, and industrial supplies. In recent years, Motion expanded its offering to include systems and automation products in response to the increasing sophistication of motion control and process automation for full systems integration of plant equipment. Manufacturing trends and government policies have led to opportunities in the “green” and energy-efficient product markets, focusing on product offerings such as energy-efficient motors and drives, recyclable and environmentally friendly parts and supplies. The nature of this group’s business demands the maintenance of adequate inventories and the ability to promptly meet demanding delivery requirements. Virtually all of the products distributed are installed by the customer or used in plant and facility maintenance activities. Most orders are filled immediately from existing stock and deliveries are normally made within 24 hours of receipt of order. The majority of all sales are on open account. Motion has ongoing purchase agreements with existing customers that represent approximately 50% of the annual sales volume.

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

Segment Data.    In the years ended December 31, 2014 and 2013, sales from the Company’s Industrial Parts Group approximated 31% of the Company’s net sales, as compared to 34% in 2012. For additional segment information, see Note 10 of Notes to Consolidated Financial Statements beginning on page F-1.

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

OFFICE PRODUCTS GROUP

The Office Products Group, operated through S. P. Richards Company (“S. P. Richards”), a wholly-owned subsidiary of the Company, is headquartered in Atlanta, Georgia. S. P. Richards is engaged in the wholesale distribution of a broad line of office and other business related products through a diverse customer base of resellers. These products are used in homes, businesses, schools, offices, and other institutions. Office products fall into the general categories of office furniture, technology products, general office and school supplies, cleaning, janitorial, and breakroom supplies, safety and security items, healthcare products and disposable food service products.

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

Effective July 1, 2014, S. P. Richards acquired Impact Products, LLC (“Impact”), headquartered in Toledo, Ohio. Impact is a leading value-added provider of facility, janitorial and safety supplies, with annual revenues of approximately $85 million. Its broad customer base is served from distribution centers in Toledo and Walnut, California.

Effective January 2, 2015, S. P. Richards acquired JAL Associates Inc (“JAL”). JAL is a regional wholesaler of office furniture with locations in Landover, Maryland and Philadelphia, Pennsylvania, and expected annual revenues of approximately $12 million.

Distribution System.    The Office Products Group distributes more than 61,000 items to over 5,200 resellers and distributors throughout the United States and Canada from a network of 44 distribution centers. This group’s network of strategically located distribution centers provides overnight delivery of the Company’s comprehensive product offering. In September of 2014, the Company relocated its Sacramento, California distribution center to a larger, state of the art facility. Approximately 41% of the Company’s 2014 total office products purchases were made from 10 major suppliers.

The Office Products Group sells to a wide variety of resellers. These resellers include independently owned office product dealers, national office product superstores and mass merchants, large contract stationers, mail order companies, Internet resellers, college bookstores, military base stores, office furniture dealers, value-added technology resellers, business machine dealers, janitorial and sanitation supply distributors, safety product resellers and food service distributors. Resellers are offered comprehensive marketing programs, which include print and electronic catalogs and flyers, digital content and email campaigns for reseller websites, and education and training resources. In addition, world class market analytics programs are made available to qualified resellers.

Products.    The Office Products Group distributes technology products and consumer electronics including storage media, printer supplies, iPad, iPhone and computer accessories, calculators, shredders, laminators, copiers, printers, fitness bracelets and digital cameras; office furniture including desks, credenzas, chairs, chair mats, office suites, panel systems, file, mobile and storage cabinets and computer workstations; general office supplies including desk accessories, business forms, accounting supplies, binders, filing supplies, report covers, writing instruments, envelopes, note pads, copy paper, mailroom and shipping supplies, drafting and audiovisual supplies; school supplies including bulletin boards, teaching aids and art supplies; healthcare products including first aid supplies, gloves, exam room supplies and furnishings, cleaners and waste containers; janitorial and cleaning supplies; safety supplies; disposable food service products; and breakroom supplies including napkins, utensils, snacks and beverages. S. P. Richards has return privileges with most of its suppliers, which have protected the Company from inventory obsolescence.

While the Company’s inventory includes products from nearly 700 of the industry’s leading manufacturers worldwide, S. P. Richards also markets products under its nine proprietary brands. These brands include: SparcoTM, an economical line of office supply basics; Compucessory®, a line of computer accessories; Lorell®, a line of office furniture; NatureSaver®, an offering of recycled products; Elite Image®, a line of new and remanufactured toner cartridges, premium papers and labels; IntegraTM, a line of writing instruments; Genuine Joe®, a line of cleaning and breakroom products; Business Source®, a line of basic office supplies available only to independent resellers; and Lighthouse, a brand of janitorial and cleaning products offered through the GCN business. The Company’s Impact business also offers an additional series of proprietary brands that are product based and solution-specific oriented. Through the Company’s FurnitureAdvantageTM program, S. P. Richards provides resellers with an additional 11,000 furniture items made available to consumers in 7 to 10 business days.

Segment Data.    In the year ended December 31, 2014, sales from the Company’s Office Products Group approximated 11% of the Company’s net sales, as compared to 12% in 2013 and 13% in 2012. For additional segment information, see Note 10 of Notes to Consolidated Financial Statements beginning on page F-1.

Competition.    The office products distribution business is highly competitive. In the distribution of its product offering to resellers, S. P. Richards competes with many other wholesale distributors, as well as with certain manufacturers of office products. S. P. Richards competes primarily on product offerings, service, marketing programs, brand recognition and price. Further information regarding competition in the industry is set forth in “Item 1A. Risk Factors — We Face Substantial Competition in the Industries in Which We Do Business.”

ELECTRICAL/ELECTRONIC MATERIALS GROUP

The Electrical/Electronic Materials Group, operated as EIS, Inc. (“EIS”), a wholly-owned subsidiary of the Company, is headquartered in Atlanta, Georgia. EIS distributes materials to more than 20,000 electrical and electronic manufacturers, as well as industrial assembly and specialty wire and cable markets in North America. With 49 branch locations in the United States, Puerto Rico, the Dominican Republic, Mexico and Canada, EIS distributes over 100,000 items including wire and cable, insulating and conductive materials, assembly tools and test equipment. EIS also has seven manufacturing facilities that provide custom fabricated parts and custom coated materials.

Effective February 1, 2014, EIS acquired the assets of Electro-Wire, Inc. (“Electro-Wire”). Headquartered in Schaumburg, Illinois, Electro-Wire is a North American distributor and contract manufacturer of specialty wire and cable products with four locations in the U.S. and primarily serving the telecom and transit markets. Electro-Wire generates approximately $100 million in annual revenues.

Effective August 1, 2014, EIS acquired the assets of Insulation and Wires, Inc. (“IWI”), based in Oklahoma City, Oklahoma. IWI is an electrical distribution company with estimated annual revenues of $15 million.

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

Products.    The Electrical/Electronic Materials Group distributes a wide variety of products to customers from over 400 vendors. These products include custom fabricated flexible materials that are used as components within a customer’s manufactured finished product in a variety of market segments. Among the products distributed and fabricated are such items as magnet wire, conductive materials, electrical wire and cable, insulating and shielding materials, assembly tools, test equipment, adhesives and chemicals, pressure sensitive tapes, solder, anti-static products, thermal management products and coated films. To meet the prompt delivery demands of its customers, this Group maintains large inventories. The majority of sales are on open account. Approximately 55% of 2014 total Electrical/Electronic Materials Group purchases were made from 10 major suppliers.

Integrated Supply.    The Electrical/Electronic Materials Group’s integrated supply programs are a part of the marketing strategy, as a greater number of customers — especially national accounts — are given the opportunity to participate in this low-cost, high-service capability. EIS has developed AIMS™ (Advanced Inventory Management Solutions System), a totally integrated, highly automated solution for inventory management. EIS’ Integrated Supply offering also includes AIMS EASI, an electronic vending dispenser used to eliminate costly tool cribs, or in-house stores, at customer warehouse facilities.

Segment Data.    In the year ended December 31, 2014, sales from the Company’s Electrical/Electronic Materials Group approximated 5% of the Company’s net sales, as compared to 4% in 2013 and 2012. For additional segment information, see Note 10 of Notes to Consolidated Financial Statements beginning on page F-1.

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

Successful implementation of these initiatives also depends on factors specific to the automotive parts industry and the other industries in which we operate and numerous other factors that may be beyond our control. In addition to the other risk factors contained in this “Item 1A. Risk Factors”, adverse changes in the following factors could undermine our business initiatives and have a material adverse effect on our business, financial condition, results of operations and cash flows:

•	the competitive environment in our end markets may force us to reduce prices below our desired pricing level or to increase promotional spending;

•	our ability to anticipate changes in consumer preferences and to meet customers’ needs for our products in a timely manner;

•	our ability to successfully enter new markets, including by successfully identifying and acquiring suitable acquisition targets in these new markets;

•	our ability to effectively manage our costs;

•	our ability to continue to grow through acquisitions and successfully integrate acquired businesses in our existing operations;

•	our ability to identify and successfully implement appropriate technological improvements; and

•	the economy in general.

Our business will be adversely affected if demand for our products slows.

Our business depends on customer demand for the products that we distribute. Demand for these products depends on many factors.

With respect to our automotive group, the primary factors are:

•	the number of miles vehicles are driven annually, as higher vehicle mileage increases the need for maintenance and repair;

•

the number of vehicles in the automotive fleet, a function of new vehicle sales and vehicle scrappage rates, as a steady or growing total vehicle population supports the continued demand for maintenance and repair;

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

•	the consolidation of certain of our manufacturing customers and the trend of manufacturing operations being moved overseas, which subsequently reduces demand for our products; and

•	the economy in general, which in declining conditions may cause reduced demand for industrial output.

With respect to our office products group, the primary factors are:

•	the increasing digitization of the workplace, as this negatively impacts the need for certain office products;

•	the level of unemployment, especially as it relates to white collar and service jobs, as high unemployment reduces the need for office products;

•	The level of office vacancy rates, as high vacancy rates reduces the need for office products; and

•	the economy in general, which in declining conditions may cause reduced demand for office products consumption.

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

Uncertainty and/or deterioration in general macro-economic conditions, including unemployment, inflation or deflation, changes in energy costs, uncertain credit markets, or other economic conditions, could have a negative impact on our business, financial condition, results of operations and cash flows.

Our business and operating results have been and may in the future be adversely affected by uncertain global economic conditions, including domestic outputs, employment rates, inflation or deflation, instability in credit markets, declining consumer and business confidence, fluctuating commodity prices, interest rates, volatile exchange rates, and other challenges that could affect the global economy. Both our commercial and retail customers may experience deterioration of their financial resources, which could result in existing or potential customers delaying or canceling plans to purchase our products. Our vendors could experience similar conditions, which could impact their ability to fulfill their obligations to us. Future weakness in the global economy could adversely affect our business, results of operations, financial condition and cash flows in future periods.

We face substantial competition in the industries in which we do business.

The sale of automotive and industrial parts, office products and electrical materials is highly competitive and impacted by many factors, including name recognition, product availability, customer service, changing customer preferences, store location, and pricing pressures. Because we seek to offer competitive prices, if our competitors reduce their prices, we may be forced to reduce our prices, which could result in a material decline in our revenues and earnings. Increased competition among distributors of automotive and industrial parts, office products and electronic materials, including internet-related initiatives, could cause a material adverse effect on our results of operations. The Company anticipates no decline in competition in any of its four business segments in the foreseeable future.

In particular, the market for replacement automotive parts is highly competitive and subjects us to a wide variety of competitors. We compete primarily with national and regional auto parts chains, independently owned regional and local automotive parts and accessories stores, automobile dealers that supply manufacturer replacement parts and accessories, mass merchandisers and wholesale clubs that sell automotive products and regional and local full service automotive repair shops, both new and established. Furthermore, the automotive aftermarket has experienced consolidation in recent years. Consolidation among our competitors could further enhance their financial position, provide them with the ability to provide more competitive prices to customers for whom we compete, and allow them to achieve increased efficiencies in their consolidated operations that enable them to more effectively compete for customers. If we are unable to continue to develop successful competitive strategies or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.

We depend on our relationships with our vendors, and a disruption of our vendor relationships or a disruption in our vendors’ operations could harm our business.

As a distributor of automotive parts, industrial parts, office products and electrical/electronic materials, our business depends on developing and maintaining close and productive relationships with our vendors. We depend on our vendors to sell us quality products at favorable prices. Many factors outside our control, including, without limitation, raw material shortages, inadequate manufacturing capacity, labor disputes, transportation disruptions or weather conditions, could adversely affect our vendors’ ability to deliver to us quality merchandise at favorable prices in a timely manner. Furthermore, financial or operational difficulties with a particular vendor could cause that vendor to increase the cost of the products or decrease the quality of the products we purchase from it. Vendor consolidation could also limit the number of suppliers from which we may purchase products and could materially affect the prices we pay for these products. In our automotive business, the number of vendors could decrease considerably, and the prices charged to us by the remaining vendors could increase, to the extent that vehicle production slows due to a decline in consumer spending or other economic factor. In addition, we would suffer an adverse impact if our vendors limit or cancel the return privileges that currently protect us from inventory obsolescence.

If we experience a security breach, if our internal information systems fail to function properly or if we are unsuccessful in implementing, integrating or upgrading our information systems, our business operations could be materially affected.

We depend on information systems to process customer orders, manage inventory and accounts receivable collections, purchase products, manage accounts payable processes, ship products to customers on a timely basis, maintain cost effective operations, provide superior service to customers and accumulate financial results. Despite our implementation of security measures, our IT systems are vulnerable to damages from computer viruses, natural disasters, unauthorized physical or electronic access, power outages, computer system or network failures, cyber-attacks and other similar disruptions. Maintaining and operating these measures requires continuous investments, which the Company has made and will continue to make. A security breach could result in sensitive data being lost, manipulated or exposed to unauthorized persons or to the public.

A serious prolonged disruption of our information systems for any of the above reasons could materially impair fundamental business processes and increase expenses, decrease sales or otherwise reduce earnings. Furthermore, such a breach may harm our reputation and business prospects and subject us to legal claims if there is loss, disclosure or misappropriation of or access to our customers’ information. As threats related to cyber security breaches develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure.

Because we are involved in litigation from time to time and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs.

We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various actions. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, we are subject to numerous federal, state and local laws and governmental regulations relating to taxes, environmental protection, product quality standards, building and zoning requirements, as well as employment law matters. If we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs. In addition, our capital expenses could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.

We recognize the growing demand for business-to-business and business-to-customer e-commerce options, and we could lose business if we fail to provide the e-commerce options our customers wish to use.

Our success in e-commerce depends on our ability to accurately identify the products to make available through e-commerce platforms across our business segments, and to establish and maintain such platforms to provide the highest level of data security to our customers on and through the platforms our customers wish to use (including mobile) with rapidly changing technology in a highly competitive environment.

We are dependent on key personnel and the loss of one or more of those key personnel could harm our business.

Our future success significantly depends on the continued services and performance of our key management personnel. We believe our management team’s depth and breadth of experience in our industry is integral to executing our business plan. We also will need to continue to attract, motivate and retain other key personnel. The loss of services of members of our senior management team or other key employees, the inability to attract additional qualified personnel as needed or failure to plan for the succession of senior management and key personnel could have a material adverse effect on our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

The Company’s headquarters and Automotive Parts Group headquarters are located in two office buildings owned by the Company in Atlanta, Georgia.

The Company’s Automotive Parts Group currently operates 60 NAPA Distribution Centers in the United States distributed among ten geographic divisions. Approximately 90% of the distribution center properties are owned by the Company. At December 31, 2014, the Company operated approximately 1,100 NAPA AUTO PARTS stores located in 45 states, and the Company owned either a noncontrolling or controlling interest in 114 additional auto parts stores in nine states. Other than NAPA AUTO PARTS stores located within Company owned distribution centers, the majority of the automotive parts stores in which the Company has an ownership interest are operated in leased facilities. In addition, NAPA Canada/UAP operates 12 distribution centers and approximately 195 automotive parts and Traction stores in Canada. In Mexico, Auto Todo operates 10 distribution centers and eight automotive parts stores and tire centers, and NAPA Mexico operates one distribution center and seven automotive parts stores. These operations in both Canada and Mexico are conducted in leased facilities. GPC Asia Pacific operates throughout Australia and New Zealand with eight distribution centers, 405 Repco stores and 76 branches associated with the Ashdown Ingram, Motospecs, McLeod and RDA Brakes operations. These distribution center, store and branch operations are conducted in leased facilities.

The Company’s Automotive Parts Group also operates four Balkamp distribution and redistribution centers, four Rayloc distribution facilities and two transfer and shipping facilities. Nearly all of the Balkamp and Rayloc operations are conducted in facilities owned by the Company. Altrom Canada operates 13 import parts distribution centers and branches, and Altrom America operates two import parts distribution centers. The Heavy Vehicle Parts Group operates one TW distribution center, which serves 21 Traction stores of which 14 are company owned and located in the U.S. These operations are conducted in leased facilities.

The Company’s Industrial Parts Group, operating through Motion and Motion Canada, operates 15 distribution centers, 39 service centers and 523 branches. Approximately 90% of these locations are operated in leased facilities.

The Company’s Office Products Group operates 39 facilities in the United States and five facilities in Canada distributed among the Group’s five geographic divisions. Approximately 75% of these facilities are operated in leased buildings.

The Company’s Electrical/Electronic Materials Group operates in 50 locations in the United States, one location in Puerto Rico, one location in the Dominican Republic, three locations in Mexico and one location in Canada. All of this Group’s 56 facilities are operated in leased buildings.

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

Market Information Regarding Common Stock

The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol “GPC”. The following table sets forth the high and low sales prices for the common stock per quarter as reported on the New York Stock Exchange and dividends per share of common stock paid during the last two fiscal years:

	Sales Price of Common Shares
	2014		2013
	High	Low	High	Low
Quarter
First	$90.00	$76.50	$78.12	$64.43
Second	89.05	83.43	84.27	71.87
Third	90.20	82.15	85.41	77.80
Fourth	109.00	84.99	84.89	76.26

	Dividends Declared per Share
	2014	2013
Quarter
First	$0.5750	$0.5375
Second	0.5750	0.5375
Third	0.5750	0.5375
Fourth	0.5750	0.5375

Stock Performance Graph

Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return on the Company’s Common Stock against the cumulative total shareholder return of the Standard and Poor’s 500 Stock Index and a peer group composite index structured by the Company as set forth below for the five year period that commenced December 31, 2009 and ended December 31, 2014. This graph assumes that $100 was invested on December 31, 2009 in Genuine Parts Company Common Stock, the S&P 500 Stock Index (the Company is a member of the S&P 500, and its cumulative total shareholder return went into calculating the S&P 500 results set forth in the graph) and the peer group composite index as set forth below and assumes reinvestment of all dividends.

Comparison of five year cumulative total shareholder return

Genuine Parts Company, S&P 500 Index and peer group composite index

Cumulative Total Shareholder Return $ at Fiscal Year End	2009	2010	2011	2012	2013	2014
Genuine Parts Company	100.00	140.54	173.21	185.79	250.00	328.51
S&P 500	100.00	115.06	117.49	136.29	180.43	205.13
Peer Index	100.00	144.77	138.70	158.95	224.44	232.47

In constructing the peer group composite index (“Peer Index”) for use in the stock performance graph above, the Company used the shareholder returns of various publicly held companies (weighted in accordance with each company’s stock market capitalization at December 31, 2009 and including reinvestment of dividends) that compete with the Company in three industry segments: automotive parts, industrial parts and office products (each group of companies included in the Peer Index as competing with the Company in a separate industry segment is hereinafter referred to as a “Peer Group”). Included in the automotive parts Peer Group are those companies making up the Dow Jones U.S. Auto Parts Index (the Company is a member of such industry group, and its individual shareholder return was included when calculating the Peer Index results set forth in the performance graph). Included in the industrial parts Peer Group are Applied Industrial Technologies, Inc. and Kaman Corporation and included in the office products Peer Group is United Stationers Inc. The Peer Index does not break out a separate electrical/electronic peer group due to the fact that there is currently no true market comparative to EIS. The electrical/electronic component of sales is redistributed to the Company’s other segments on a pro rata basis to calculate the final Peer Index.

In determining the Peer Index, each Peer Group was weighted to reflect the Company’s annual net sales in each industry segment. Each industry segment of the Company comprised the following percentages of the Company’s net sales for the fiscal years shown:

Industry Segment	2009	2010	2011	2012	2013	2014
Automotive Parts	52%	50%	49%	49%	53%	53%
Industrial Parts	29%	31%	33%	34%	31%	31%
Office Products	16%	15%	14%	13%	12%	11%
Electrical/Electronic Materials	3%	4%	4%	4%	4%	5%

Holders

As of December 31, 2014, there were 4,962 holders of record of the Company’s common stock. The number of holders of record does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Issuer Purchases of Equity Securities

The following table provides information about the purchases of shares of the Company’s common stock during the three month period ended December 31, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2014 through October 31, 2014	195,555	$93.94	200	9,537,149
November 1, 2014 through November 30, 2014	191,680	$99.76	—	9,537,149
December 1, 2014 through December 31, 2014	55,080	$104.88	3,626	9,533,523
Totals	442,315	$97.83	3,826	9,533,523

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)	On November 17, 2008, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 9.5 million shares authorized in the 2008 plan remain available to be repurchased by the Company. There were no other publicly announced plans as of December 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA.

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

Year Ended December 31,	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Net sales	$15,341,647	$14,077,843	$13,013,868	$12,458,877	$11,207,589
Cost of goods sold	10,747,886	9,857,923	9,235,777	8,852,837	7,954,645
Operating and non-operating expenses, net	3,476,022	3,175,616	2,759,159	2,715,234	2,491,161
Income before taxes	1,117,739	1,044,304	1,018,932	890,806	761,783
Income taxes	406,453	359,345	370,891	325,690	286,272
Net income	$711,286	$684,959	$648,041	$565,116	$475,511
Weighted average common shares outstanding during year — assuming dilution	154,375	155,714	156,420	157,660	158,461
Per common share:
Diluted net income	$4.61	$4.40	$4.14	$3.58	$3.00
Dividends declared	2.30	2.15	1.98	1.80	1.64
December 31 closing stock price	106.57	83.19	63.58	61.20	51.34
Total debt, less current maturities	500,000	500,000	250,000	500,000	250,000
Total equity	3,312,364	3,358,768	3,008,179	2,753,591	2,763,486
Total assets	$8,246,238	$7,680,297	$6,807,061	$6,202,774	$5,788,227

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Genuine Parts Company is a service organization engaged in the distribution of automotive parts, industrial parts, office products and electrical/electronic materials. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. The Company conducted business in 2014 throughout the United States, Canada, Australia, New Zealand, Mexico and Puerto Rico from approximately 2,600 locations.

We recorded consolidated net sales of $15.3 billion for the year ended December 31, 2014, an increase of 9% compared to $14.1 billion in 2013. Consolidated net income for the year ended December 31, 2014 was $711 million, up 4% from $685 million in 2013. Before the one-time income adjustment in 2013 related to the acquisition of GPC Asia Pacific, net income was up 9%. The Company’s internal growth initiatives, including the positive impact of acquisitions, as well as effective cost management, which we discuss further below, served to drive our solid financial performance for the year. Each of our four business segments positively contributed to both our sales and earnings growth in 2014.

The 9% sales growth in 2014 follows an 8% revenue increase in 2013 and a 4.5% increase in revenues in 2012. The increase in net income in 2014 follows a 6% increase in net income in 2013 and a 15% increase in net income in 2012. In 2012, we experienced a relatively challenging sales environment and, in 2013, we continued to experience difficult market conditions in the Industrial, Electrical/Electronic and Office industries, while the Automotive business performed reasonably well. Over the three year period of 2012 through 2014, our financial performance was positively impacted by a variety of initiatives we implemented to grow sales and earnings in each of our four businesses. Examples of such initiatives include strategic acquisitions, the introduction of new and expanded product lines, geographic expansion, sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives. We discuss these initiatives further below.

With regard to the December 31, 2014 consolidated balance sheet, the Company’s cash balance of $138 million compares to cash of $197 million at December 31, 2013. The Company continues to maintain a strong cash position, supported by the increase in net income and effective asset management in 2014. Accounts receivable increased by approximately 12%, which compares to a 9% sales increase in the fourth quarter of the year, and inventory was up by approximately 3%, or 1% before the impact of acquisitions. Accounts payable increased $285 million or 13% from the prior year, due primarily to improved payment terms with certain suppliers. Total debt outstanding at December 31, 2014 was $765 million, consistent with total debt at December 31, 2013.

RESULTS OF OPERATIONS

Our results of operations are summarized below for the three years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
	(In thousands except per share data)
Net Sales	$15,341,647	$14,077,843	$13,013,868
Gross Profit	4,593,761	4,219,920	3,778,091
Net Income	711,286	684,959	648,041
Diluted Earnings Per Share	4.61	4.40	4.14

Net Sales

Consolidated net sales for the year ended December 31, 2014 totaled $15.3 billion, a 9% increase from 2013 and driven by revenue growth in each of our four business segments. The increase in sales volume and acquisitions across our four businesses each contributed 5% to our total sales growth, while currency negatively impacted total sales by 1%. The impact of product inflation varied by business in 2014 and, cumulatively, prices were flat in the Automotive segment, up approximately 1.5% in the Industrial segment, up approximately 1.4% in the Office segment and up approximately 0.3% in the Electrical/Electronic segment. The Company is well positioned to improve sales in 2015.

Consolidated net sales for the year ended December 31, 2013 totaled $14.1 billion, an 8% increase from 2012 driven by an 18.5% increase in the Automotive segment and offset by a 1% sales decrease in our non-automotive businesses. Acquisitions, primarily in Automotive, but also in the Industrial and Electrical/Electronic businesses, contributed 7% to our total sales growth and increased sales volume accounted for the remaining 1%. The impact of product inflation varied by business in 2013 and, cumulatively, prices were flat in the Automotive segment, up approximately 1% in the Industrial and Electrical/Electronic segments and up approximately 0.5% in the Office segment.

Automotive Group

Net sales for the Automotive Group (“Automotive”) were $8.1 billion in 2014, an increase of 8% from 2013. The increase in sales for the year consists of a positive comparable store sales increase of approximately 6% and approximately 4% from acquisitions. These increases were offset by a 2% negative impact of currency associated with our automotive businesses in Canada, Australasia and Mexico. Automotive sales were not materially impacted by product inflation. In 2014, Automotive revenues were up 23% in the first quarter, up 5% in the second quarter and up 4% in the third and fourth quarters. The first quarter sales increase includes the impact of the GPC Asia Pacific acquisition, which was anniversaried on April 1, 2014. We believe that the underlying fundamentals in the automotive aftermarket, including the overall number and age of the vehicle population, remain solid and will serve to drive sustained demand for automotive aftermarket maintenance and supply items in 2015. Based on these fundamentals and the internal growth initiatives in our Automotive business, we expect to grow our sales for this group again in 2015.

Net sales for Automotive were $7.5 billion in 2013, an increase of 18.5% from 2012. The increase in sales for the year was primarily due to the April 1, 2013 acquisition of GPC Asia Pacific, formerly Exego, and the May 1, 2012 acquisition of Quaker City Motor Parts Co. (“Quaker City”). Combined, these acquisitions contributed approximately 15% to sales. Additionally, Automotive achieved a positive comparable store sales increase of approximately 4%, offset slightly by the 0.5% negative impact of currency associated with our Canadian business. Automotive sales were not materially impacted by product inflation or the effect of currency associated with our Mexican businesses. In 2013, Automotive revenues were up 3% in the first quarter, then up 22% in the second and third quarters and up 25% in the fourth quarter.

Industrial Group

Net sales for Motion Industries, our Industrial Group (“Industrial”), were $4.8 billion in 2014, an increase of 8% from 2013. Sales volumes in Industrial were up approximately 4.5% from the prior year, while higher transaction values associated with product inflation added 1.5% and acquisitions contributed approximately 3% to sales in 2014. These items were offset by a 1% negative impact of currency associated with our Canadian business. Industrial revenues were up 4% in the first quarter of 2014, up 7% in the second quarter and up 10% in the third and fourth quarters. We expect the internal growth initiatives and relatively healthy industry conditions to provide us additional growth opportunities for our Industrial business in 2015.

Net sales for Industrial were $4.4 billion in 2013, down slightly compared to 2012. Sales volumes in this business were down approximately 1% from the prior year, while higher transaction values associated with product inflation added 1% to sales in 2013. The slight positive impact on sales from acquisitions was offset by the slight negative impact of currency associated with our Canadian business. Industrial revenues were down 2% in the first quarter of 2013, down 1% in the second quarter, down 2.5% in the third quarter and up 3% in the fourth quarter of 2013.

Office Group

Net sales for S. P. Richards, our Office Products Group (“Office”), were $1.8 billion in 2014, an increase of 10% from 2013. The increase in sales reflects a 4% increase in sales volume, a 1.4% increase in higher transaction values associated with price inflation and a 5% contribution from acquisitions. These items were offset by the slight negative impact of currency associated with our Canadian operations. In 2014, Office experienced improving industry conditions, as evidenced by consistently stronger new jobs reports relative to 2013 as well as a strengthening U.S. GDP. These conditions combined with new business with a primary customer, effective July 1, 2014, served to drive the increased sales volume for the year. Sales were unchanged in the first quarter, up 4% in the second quarter, up 15% in the third quarter and up 22% in the fourth quarter of 2014. We will continue to focus on our growth initiatives, including the ongoing diversification of product and customer portfolios, market share gains and acquisitions to further improve the Office business in 2015.

Net sales for Office were $1.6 billion in 2013, a 3% decrease in sales from 2012. The industry-wide weakness in office products consumption, driven by the ongoing elevated levels of white collar unemployment, and the declining demand for paper and paper- based office products due to workplace digitization, continued to pressure this segment throughout 2013. Overall, sales volume in Office declined by approximately 3.5% for the year, offset by the benefit of slightly higher transaction values associated with price inflation of 0.5%. Sales decreased by 1% in the first quarter, 3% in the second and third quarters and 4% in the fourth quarter of 2013.

Electrical/Electronic Group

Net sales for EIS, our Electrical and Electronic Group (“Electrical/Electronic”), were $739 million in 2014, an increase of 30% from 2013. The increase in sales consists of an increase in sales volume of approximately 1% and a 29% sales contribution from acquisitions. The benefit of higher transaction values associated with slight price inflation for the year was offset by the negative sales impact of copper pricing. Sales for Electrical/Electronic increased by 30% in the first quarter, 32% in the second quarter, 35% in the third quarter and 23% in the fourth quarter. We expect a gradually improving customer climate to support stronger underlying sales growth for the Electrical/Electronic business in 2015.

Net sales for Electrical/Electronic decreased to $569 million in 2013, down 2% from 2012. The decrease in revenues was attributable to several factors, as sales volume was down by 5% and copper pricing negatively impacted sales by 1% relative to 2012. These items were partially offset by a 3% positive sales contribution from acquisitions and the benefit of higher transaction values associated with 1% price inflation for the year. Sales for Electrical/Electronic decreased by 5% in the first quarter, 4% in the second quarter and 5% in the third quarter and were up 6% in the fourth quarter.

Cost of Goods Sold

The Company includes in Cost of goods sold the actual cost of merchandise, which represents the vast majority of this line item. Other items in Cost of goods sold include warranty costs and in-bound freight from the supplier, net of any vendor allowances and incentives. Cost of goods sold was $10.7 billion, $9.9 billion and $9.2 billion in 2014, 2013 and 2012, respectively. The 9% and 7% increases in cost of goods sold in 2014 from 2013 and 2013 from 2012, respectively, are directly related to the sales increase for the same periods, as product inflation was relatively insignificant and actual costs were relatively unchanged from the prior year. Cost of goods sold represented 70.1% of net sales in 2014, 70.0% of net sales in 2013 and 71.0% of net sales in 2012. Cost of goods sold as a percent of net sales in 2014 is relatively consistent with 2013. The 100 basis point decrease in cost of goods sold as a percent of net sales in 2013 from 2012 primarily reflects the positive gross margin impact of the 100% company owned store model at GPC Asia Pacific.

In 2014 and 2013, the Industrial, Office and Electrical/Electronic business segments experienced slight vendor price increases. In 2012, only the Industrial and Office business segments experienced vendor price increases. In any year where we experience price increases, we are able to work with our customers to pass most of these along to them.

Operating Expenses

The Company includes in Selling, administrative and other expenses (“SG&A”), all personnel and personnel-related costs at its headquarters, distribution centers and stores, which accounts for approximately 65% of total SG&A. Additional costs in SG&A include our facilities, delivery, marketing, advertising, legal and professional costs.

SG&A increased by $286 million or approximately 9% to $3.3 billion in 2014, representing 21.6% of net sales, which compares to 21.5% of net sales in 2013. The increase in SG&A expenses as a percentage of net sales from the prior year primarily reflects the $54 million one-time gain, net of other expense adjustments, recorded to SG&A in the second quarter of 2013 as a purchase accounting adjustment associated with the April 1, 2013 acquisition of GPC Asia Pacific. Our management teams remain focused on properly managing the Company’s expenses and continuing to assess the appropriate cost structure in our businesses. Depreciation and amortization expense was $148 million in 2014, an increase of $14 million or 11% from 2013. This increase relates to higher depreciation and the amortization associated with acquisitions in both 2014 and 2013. The provision for doubtful accounts was $7 million in 2014, down from $9 million in 2013. We believe the Company is adequately reserved for bad debts at December 31, 2014.

SG&A increased by $371 million or approximately 14% to $3.0 billion in 2013, representing 21.5% of net sales, which compares to 20.4% of net sales in 2012. Primarily, the increase in SG&A expenses as a percentage of net sales from the prior year is due to the 100% company owned store model at GPC Asia Pacific, which serves to increase both gross profit and SG&A expenses. Additionally, we experienced decreased expense leverage in 2013 associated with the weak sales environment in our non-automotive businesses throughout the year. These items were partially offset by a $54 million one-time gain, net of other expense adjustments, recorded to SG&A in the second quarter of 2013 as a purchase accounting adjustment associated with the April 1, 2013 acquisition of GPC Asia Pacific. Depreciation and amortization expense was $134 million in 2013, an increase of $36 million or 36% from 2012. This increase primarily relates to the depreciation for higher levels of capital expenditures and the amortization associated with acquisitions during the year. The provision for doubtful accounts was $9 million in 2013, an increase from $8 million in 2012.

Total share-based compensation expense for the years ended December 31, 2014, 2013 and 2012 was $16.2 million, $12.6 million and $10.7 million, respectively. Refer to Note 5 of the Consolidated Financial Statements for further information regarding share-based compensation.

Non-Operating Expenses and Income

Non-operating expenses consist primarily of interest. Interest expense was $25 million in 2014, $27 million in 2013 and $20 million in 2012. The $2 million decrease in interest expense in 2014 reflects the favorable interest rate on certain debt, which was renewed in November 2013. The $7 million increase in interest expense in 2013 is due to higher debt levels incurred for the GPC Asia Pacific acquisition.

In “Other”, the net benefit of interest income, equity method investment income, investment dividends and noncontrolling interests in 2014 was $19 million, a decrease of $3 million from the prior year due to lower interest income earned in 2014 relative to 2013. These items were $22 million in 2013, down approximately $2 million from 2012, as this line reflected the Company’s equity income recorded in 2012 for its 30% investment interest in GPC Asia Pacific.

Income Before Income Taxes

Income before income taxes was $1.1 billion in 2014, an increase of 7% from 2013. As a percentage of net sales, income before income taxes was 7.3% in 2014 compared to 7.4% in 2013. In 2013, income before income taxes of $1.0 billion was up 2.5% from 2012 and as a percentage of net sales was 7.4% compared to 7.8% in 2012.

Automotive Group

Automotive income before income taxes as a percentage of net sales, which we refer to as operating margin, increased to 8.7% in 2014, a slight increase from 8.6% in 2013. The change in operating costs as a percentage of net sales positively impacted operating profit during the year. Looking forward, Automotive’s initiatives to grow sales and control costs are intended to improve its operating margin in the years ahead.

Automotive’s operating margin of 8.6% in 2013 was steady with the prior year. The changes in gross profit and operating costs as a percentage of net sales, which related primarily to the acquisition of GPC Asia Pacific, were relatively neutral to operating profit during the year.

Industrial Group

Industrial’s operating margin improved to 7.8% in 2014 from 7.2% in 2013, as the combination of greater expense leverage associated with the increase in sales and generally improving gross margins, primarily related to the increase in volume incentives positively impacted operating profit in 2014. Industrial will continue to focus on its many sales initiatives and cost control measures to further improve its operating margin in 2015.

Industrial’s operating margin decreased to 7.2% in 2013 from 7.9% in 2012. The decrease in operating margin in 2013 was due to the combination of reduced expense leverage associated with the slight decrease in sales relative to the prior year and the decline in volume incentives for the year. These items were partially offset by effective cost control measures.

Office Group

Office’s operating margin decreased to 7.4% in 2014, down from 7.5% in 2013, primarily related to the lower operating margin generated by new business with a large primary customer. This was partially offset by greater expense leverage driven by this group’s overall sales increase in 2014. Office will continue to focus on its sales initiatives and cost controls to maintain its operating margin in 2015.

Office’s operating margin decreased to 7.5% in 2013 from 8.0% in 2012, primarily related to the reduced expense leverage associated with the decrease in sales for this segment relative to 2012.

Electrical/Electronic Group

Electrical/Electronic’s operating margin increased to 8.8% in 2014 from 8.4% in 2013, primarily due to greater expense leverage associated with this group’s sales increase in 2014. Electrical/Electronic will continue to focus on its sales initiatives and cost controls to improve its operating margin in 2015.

Electrical/Electronic’s operating margin was 8.4% in 2013, down from 8.7% in 2012. The decline in operating margin reflects the loss of expense leverage associated with the sales decrease for this segment in 2013 relative to 2012.

Income Taxes

The effective income tax rate of 36.4% in 2014 increased from 34.4% in 2013. The increase in rate is primarily due to the favorable tax rate applied to the one-time gain associated with the GPC Asia Pacific acquisition recorded in 2013. Additionally, the Company’s retirement asset valuation adjustment was less favorable in 2014 relative to 2013. The higher mix of U.S. earnings, taxed at a higher rate relative to our foreign operations, also contributed to the increase in the 2014 tax rate.

In 2013, the income tax rate of 34.4% was down from 36.4% in 2012. The decrease reflects the favorable impact of the lower Australian tax rate applied to the pre-tax earnings of GPC Asia Pacific, as well as the favorable tax rate applied to the one-time acquisition gain in 2013.

Net Income

Net income was $711 million in 2014, an increase of 4% from $685 million in 2013. On a per share diluted basis, net income was $4.61 in 2014 compared to $4.40 in 2013, up 5%. Net income in 2014 was 4.6% of net sales compared to 4.9% of net sales in 2013.

In connection with the acquisition of GPC Asia Pacific, the Company recorded one-time positive purchase accounting adjustments of $33 million or $0.21 per diluted share in 2013. Before the impact of these adjustments, net income in 2014 was up 9% from 2013, and on a per share diluted basis, net income was up 10% from 2013.

Net income was $685 million in 2013, an increase of 6% from $648 million in 2012. On a per share diluted basis, net income was $4.40 in 2013 compared to $4.14 in 2012, up 6%. Net income in 2013 was 4.9% of net sales compared to 5.0% of net sales in 2012.

FINANCIAL CONDITION

Our cash balance of $138 million at December 31, 2014 compares to our cash balance of $197 million at December 31, 2013. The Company’s accounts receivable balance at December 31, 2014 increased by approximately 12% from the prior year, greater than the Company’s 9% sales increase for the fourth quarter of 2014, however, we are satisfied with the quality and collectability of our accounts receivable. Inventory at December 31, 2014 increased by approximately 3% from December 31, 2013 and, excluding acquisitions, was up by approximately 1% from the prior year. Accounts payable increased $285 million or approximately 13% from December 31, 2013 due primarily to improved payment terms with certain suppliers. Combined, goodwill and other intangible assets increased by $97 million or 8% from December 31, 2013 due to the Company’s acquisitions during the year. The change in our December 31, 2014 balances for deferred tax assets, which increased $48 million, and pension and other post-retirement benefits liabilities, up $189 million from December 31, 2013, is primarily due to changes in the discount rate, as well as recent changes in the mortality assumptions used for the Company’s pension plans in 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of capital consist primarily of cash flows from operations, supplemented as necessary by private issuances of debt and bank borrowings. We have $765 million of total debt outstanding at December 31, 2014, of which $250 million matures in November 2016 and $250 million matures in December 2023. In addition, the Company has a Syndicated Facility Agreement (the “Syndicated Facility”) for

$850 million, of which approximately $265 million was outstanding under the Syndicated Facility or line of credit at December 31, 2014 and 2013. Currently, we believe that our cash on hand and available short-term and long-term sources of capital are sufficient to fund the Company’s operations, including working capital requirements, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, income tax obligations, dividends, share repurchases and contemplated acquisitions.

The ratio of current assets to current liabilities was 1.6 to 1 at December 31, 2014 and 2013. Our liquidity position remains solid. The Company’s total debt outstanding at December 31, 2014 is unchanged from December 31, 2013.

Sources and Uses of Net Cash

A summary of the Company’s consolidated statements of cash flows is as follows:

	Year Ended December 31,			Percent Change
Net Cash Provided by (Used in):	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In thousands)
Operating Activities	$790,145	$1,056,731	$906,438	(25)%	17%
Investing Activities	(386,715)	(825,579)	(651,867)	(53)%	27%
Financing Activities	(455,440)	(425,117)	(378,834)	7%	12%

Net Cash Provided by Operating Activities:

The Company continues to generate cash and in 2014 net cash provided by operating activities totaled $790 million. This reflects a 25% decrease from 2013 due primarily to the change in trade accounts receivable, merchandise inventories and trade accounts payable, which, collectively, net to a $34 million use of cash in 2014 compared to a $278 million source of cash in 2013. Net cash provided by operating activities was $1.1 billion in 2013, a 17% increase from 2012, as, collectively, trade accounts receivable, merchandise inventories and trade accounts payable represented a $278 million source of cash in 2013 compared to a $208 million source of cash in 2012. Additionally, net income and depreciation and amortization increased by $37 million and $36 million, respectively, in 2013.

Net Cash Used in Investing Activities:

Net cash flow used in investing activities was $387 million in 2014 compared to $826 million in 2013, a decrease of 53%. Cash used for acquisitions of businesses and other investing activities in 2014 was $288 million, or $424 million less than in 2013. Capital expenditures of $108 million in 2014 decreased by $16 million or 13% from 2013, and were slightly lower than our estimate of $120 to $130 million for the year. We estimate that cash used for capital expenditures in 2015 will be approximately $125 to $145 million. Net cash flow used in investing activities was $826 million in 2013 compared to $652 million in 2012, an increase of 27%. Cash used for acquisitions of businesses and other investing activities in 2013 was $712 million, or $154 million greater than in 2012. Additionally, capital expenditures of $124 million in 2013 increased by $22 million or 22% from 2012, which was within our estimate of $115 to $135 million for the year.

Net Cash Used in Financing Activities:

The Company used $455 million of cash in financing activities in 2014, up 7% from the $425 million used in financing activities in 2013. Cash used in financing activities in 2013 was up $46 million or 12% from the $379 million used in 2012. For the three years presented, net cash used in financing activities was primarily for dividends paid to shareholders and repurchases of the Company’s common stock. The Company paid dividends to shareholders of $347 million, $326 million and $301 million during 2014, 2013 and 2012, respectively. The Company expects this trend of increasing dividends to continue in the foreseeable future. During 2014, 2013 and 2012, the Company repurchased $96 million, $121 million and $82 million, respectively, of the Company’s common stock. We expect to remain active in our share repurchase program, but the amount and value of shares repurchased will vary.

Notes and Other Borrowings

The Company maintains an $850 million unsecured revolving line of credit with a consortium of financial institutions, which matures in September 2017 and bears interest at LIBOR plus a margin, which is based on the Company’s leverage ratio (0.92% at December 31, 2014). The Company also has the option under this agreement to increase its borrowing an additional $350 million, as well as an option to decrease the borrowing capacity or terminate the Syndicated Facility with appropriate notice. At December 31, 2014 and 2013, approximately $265 million was outstanding under this line of credit. Due to the workers’ compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of approximately $63 million and $62 million outstanding at December 31, 2014 and 2013, respectively.

At December 31, 2014, the Company had unsecured Senior Notes outstanding under financing arrangement as follows: $250 million series D and E senior unsecured notes, 3.35% fixed, due 2016; and $250 million series F senior unsecured notes, 2.99% fixed, due 2023. These borrowings contain covenants related to a maximum debt-to-capitalization ratio and certain limitations on additional borrowings. At December 31, 2014, the Company was in compliance with all such covenants. The weighted average interest rate on the Company’s total outstanding borrowings was approximately 2.46% at December 31, 2014 and 2.82% at December 31, 2013. Total interest expense, net of interest income, for all borrowings was $24.2 million, $24.3 million and $19.6 million in 2014, 2013 and 2012, respectively.

Contractual and Other Obligations

The following table shows the Company’s approximate obligations and commitments, including interest due on credit facilities, to make future payments under specified contractual obligations as of December 31, 2014:

Contractual Obligations

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Credit facilities	$849,500	$281,300	$273,300	$15,000	$279,900
Operating leases	792,800	214,000	288,600	134,900	155,300

Total contractual cash obligations	$1,642,300	$495,300	$561,900	$149,900	$435,200

Due to the uncertainty of the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2014, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $19 million of unrecognized tax benefits have been excluded from the contractual obligations table above. Refer to Note 6 of the Consolidated Financial Statements for a discussion on income taxes.

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

The Company guarantees the borrowings of certain independently owned automotive parts stores (independents) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (affiliates). The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantee. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings. The following table shows the Company’s approximate commercial commitments as of December 31, 2014:

Other Commercial Commitments

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Line of credit	$—	$—	$—	$—	$—
Standby letters of credit	62,515	62,515	—	—	—
Guaranteed borrowings of independents and affiliates	284,842	164,700	119,728	414	—

Total commercial commitments	$347,357	$227,215	$119,728	$414	$—

In addition, the Company sponsors defined benefit pension plans that may obligate us to make contributions to the plans from time to time. Contributions in 2014 were $53 million. We expect to make a $50 million cash contribution to our qualified defined benefit plans in 2015, and contributions required for 2015 and future years will depend on a number of unpredictable factors including the market performance of the plans’ assets and future changes in interest rates that affect the actuarial measurement of the plans’ obligations.

Share Repurchases

In 2014, the Company repurchased approximately 1.1 million shares and the Company had remaining authority to purchase approximately 9.5 million shares at December 31, 2014.

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

Allowance for Doubtful Accounts — Methodology

The Company evaluates the collectability of trade accounts receivable based on a combination of factors. The Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and periodically adjusts this estimate when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2014, 2013 and 2012, the Company recorded provisions for doubtful accounts of $7.2 million, $8.7 million, and $8.0 million, respectively.

Consideration Received from Vendors

The Company enters into agreements at the beginning of each year with many of its vendors that provide for inventory purchase incentives. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of these incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes the Company will continue to receive consideration from vendors in 2015 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future or that we will be able to achieve the specified volumes necessary to take advantage of such incentives.

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

Employee Benefit Plans

The Company’s benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of the Company’s pension plan assets. The pension plan investment strategy implemented by the Company’s management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in the U.S. and Canada, as well as fiduciary standards. The long-term primary objectives for the pension plan funds are to provide for a reasonable amount of long-term growth of capital without undue exposure to risk, protect the assets from erosion of purchasing power and provide investment results that meet or exceed the pension plans’ actuarially assumed long term rates of return. The Company’s investment strategy with respect to pension plan assets is to generate a return in excess of the passive portfolio benchmark (49% S&P 500 Index, 5% Russell Mid Cap Index, 8% Russell 2000 Index, 5% MSCI EAFE Index, 5% DJ Global Moderate Index and 28% BarCap U.S. Govt/Credit).

We make several critical assumptions in determining our pension plan assets and liabilities and related pension expense. We believe the most critical of these assumptions are the expected rate of return on plan assets and the discount rate. Other assumptions we make relate to employee demographic factors such as rate of compensation increases, mortality rates, retirement patterns and turnover rates. Refer to Note 7 of the Consolidated Financial Statements for more information regarding these assumptions.

Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2015 pension expense or income is 7.84% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.

The discount rate is chosen as the rate at which pension obligations could be effectively settled and is based on capital market conditions as of the measurement date. We have matched the timing and duration of the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed income debt instruments to select our discount rate. Based upon this cash flow matching analysis, we selected a weighted average discount rate for the plans of 4.26% at December 31, 2014.

Net periodic benefit (income) cost for our defined benefit pension plans was ($9.6) million, $51.1 million and $26.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The income associated with the pension plans in 2014 reflects the impact of the 2012 amendment to freeze the U.S. defined benefit pension plan, effective December 31, 2013. Additionally, the increase in pension cost in 2013 from 2012 was primarily due to the curtailment gain recorded in connection with the 2012 amendment to the U.S. defined benefit pension plan. The 2012 amendment and related curtailment decreased benefit costs in 2012 and are discussed further below. Refer to Note 7 of the Consolidated Financial Statements for more information regarding employee benefit plans.

In December 2012, the Company’s U.S. defined benefit plan was amended to reflect a hard freeze as of December 31, 2013. No further benefit accruals were provided after that date for additional credited service or earnings and all participants who are employed after December 31, 2013 became fully vested as of December 31, 2013. The Company recorded a $23.5 million non-cash curtailment gain in December 2012 in connection with this amendment.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013:

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(In thousands except per share data)
2014
Net Sales	$3,624,897	$3,908,387	$3,985,909	$3,822,454
Gross Profit	1,084,630	1,179,168	1,183,422	1,146,541
Net Income	157,484	197,727	190,516	165,559
Earnings Per Share:
Basic	1.02	1.29	1.25	1.08
Diluted	1.02	1.28	1.24	1.07
2013
Net Sales	$3,198,802	$3,675,997	$3,685,243	$3,517,801
Gross Profit	921,748	1,105,108	1,100,923	1,092,141
Net Income	144,389	216,357	173,746	150,467
Earnings Per Share:
Basic	.93	1.40	1.12	.98
Diluted	.93	1.39	1.12	.97

We recorded the quarterly earnings per share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share will not necessarily total the annual basic and diluted earnings per share.

The preparation of interim consolidated financial statements requires management to make estimates and assumptions for the amounts reported in the interim condensed consolidated financial statements. Specifically, the Company makes estimates and assumptions in its interim condensed consolidated financial statements for inventory adjustments, the accrual of bad debts, customer sales returns and volume incentives earned, among others. Inventory adjustments (including adjustments for a majority of inventories that are valued under the last-in, first-out (LIFO) method) are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment and LIFO valuation, which is performed each year-end. Reserves for bad debts and customer sales returns are estimated and accrued on an interim basis based upon historical experience. Volume incentives are estimated based upon cumulative and projected purchasing levels. The estimates and assumptions for interim reporting may change upon final determination at year-end, and such changes may be significant. The effect of these adjustments in 2014 and 2013 was not significant.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses.

Foreign Currency

The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposure is the Canadian dollar, the functional currency of our Canadian operations, the Australian dollar, the functional currency of our Australasian operations and, to a lesser extent, the Mexican peso, the functional currency of our Mexican operations. Foreign currency exchange exposure, particularly in regard to the Canadian and Australian dollar and, to a lesser extent, the Mexican peso, negatively impacted our results for the year ended December 31, 2014.

During 2014 and 2013, it was estimated that a 10% shift in exchange rates between those foreign functional currencies and the U.S. dollar would have impacted translated net sales by approximately $258 million and $255 million, respectively. A 15% shift in exchange rates between those functional currencies and the U.S. dollar would have impacted translated net sales by approximately $388 million in 2014 and $382 million in 2013.

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

Management’s report on internal control over financial reporting

A report of management’s assessment of our internal control over financial reporting, as such term is defined in SEC Rule 13a-15(f), as of December 31, 2014 is set forth in a separate section of this report. See “Index to Consolidated Financial Statements and Financial Statement Schedules” beginning on page F-1.

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

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Thomas C. Gallagher, age 67, has been Chief Executive Officer since August 2004 and Chairman of the Board since February 2005. Mr. Gallagher served as President of the Company from 1990 until January 2012 and Chief Operating Officer of the Company from 1990 until August 2004.

Paul D. Donahue, age 58, has been a director of the Company since April 2012, was appointed President of the Company in January 2012, and has served as President of the Company’s U.S. Automotive Parts Group since July 2009. Mr. Donahue served as Executive Vice President of the Company from August 2007 until his appointment as President in 2012. Previously, Mr. Donahue was President and Chief Operating Officer of S.P. Richards Company from 2004 to 2007 and was Executive Vice President-Sales and Marketing in 2003, the year he joined the Company.

Carol B. Yancey, age 51, was appointed Executive Vice President, Chief Financial Officer and Corporate Secretary of the Company in March 2013. Ms. Yancey was Senior Vice President — Finance and Corporate Secretary from 2005 until her appointment as Executive Vice President — Finance in November 2012. Previously, Ms. Yancey was named Vice President of the Company in 1999 and Corporate Secretary in 1995.

James R. Neill, age 53, was appointed Senior Vice President of Human Resources of the Company, effective April 1, 2014. Mr. Neill was Senior Vice President of Employee Development and HR Services from April 2013 until his appointment as Senior Vice President of Human Resources of the Company. Previously, Mr. Neill served as the Senior Vice President of Human Resources at Motion Industries from 2008 to 2013. Mr. Neill was Vice President of Human Resources at Motion from 2006 to 2007.

William J. Stevens, age 66, has been the Chairman of Motion Industries since 2013 and was Chairman and Chief Executive Officer from 2013 to 2014. Previously, Mr. Stevens was President and Chief Executive Officer from 1997 to 2013 and President and Chief Operating Officer from 1994 to 1997. In 1993, Mr. Stevens served as Executive Vice President. Mr. Stevens has announced his retirement as Chairman of Motion Industries effective March 1, 2015.

Timothy P. Breen, age 54, was appointed President and Chief Executive Officer of Motion Industries in November 2014. Mr. Breen was President and Chief Operating Officer from 2013 until his appointment as President and Chief Executive Officer. Previously, Mr. Breen was the Executive Vice President and Chief Operating Officer from 2012 to 2013. Mr. Breen was the Senior Vice President of Motion’s US Operations from 2011 to 2012 and was Senior Vice President and Group Executive from 2008 to 2011. Mr. Breen served as Vice President of Motion Industries from 2000 to 2008.

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

Information required by this item is set forth under the headings “Executive Compensation”, “Additional Information Regarding Executive Compensation”, “2014 Grants of Plan-Based Awards”, “2014 Outstanding Equity Awards at Fiscal Year-End”, “2014 Option Exercises and Stock Vested”, “2014 Pension Benefits”, “2014 Nonqualified Deferred Compensation”, “Post Termination Payments and Benefits”, “Compensation, Nominating

and Governance Committee Report”, “Compensation, Nominating and Governance Committee Interlocks and Insider Participation” and “Compensation of Directors” of the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Certain information required by this item is set forth below. Additional information required by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information as of December 31, 2014 about the common stock that may be issued under all of the Company’s existing equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders:	88,600	(2)	$44.12	—
	3,834,748	(3)	$64.93	2,717,947	(5)
Equity Compensation Plans Not Approved by Shareholders:	80,283	(4)	n/a	919,717

Total	4,003,631		—	3,637,664

(1)	Reflects the maximum number of shares issuable pursuant to the exercise or conversion of stock options, stock appreciation rights, restricted stock units and common stock equivalents. The actual number of shares issued upon exercise of stock appreciation rights is calculated based on the excess of fair market value of our common stock on date of exercise and the grant price of the stock appreciation rights.

(2)	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended

(3)	Genuine Parts Company 2006 Long-Term Incentive Plan

(4)	Genuine Parts Company Director’s Deferred Compensation Plan, as amended

(5)	All of these shares are available for issuance pursuant to grants of full-value stock awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Report of independent registered public accounting firm on internal control over financial reporting

Report of independent registered public accounting firm on the financial statements

Consolidated balance sheets — December 31, 2014 and 2013

Consolidated statements of income and comprehensive income — Years ended December 31, 2014, 2013 and 2012

Consolidated statements of equity — Years ended December 31, 2014, 2013 and 2012

Consolidated statements of cash flows — Years ended December 31, 2014, 2013 and 2012

Notes to consolidated financial statements — December 31, 2014

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

Exhibit 10.1*	The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

Exhibit 10.2*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10.3*	Amendment No. 2 to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form10-K, dated March 10, 2000.)

Exhibit 10.4*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.5*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.6*	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 28, 2005, effective January 1, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)

Exhibit 10.7*	Amendment No. 6 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2007, effective January 1, 2008. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.8*	Amendment No. 7 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 16, 2010, effective January 1, 2011. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 25, 2011.)

Exhibit 10.9*	Amendment No. 8 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 7, 2012, effective December 7, 2012. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 26, 2013.)

Exhibit 10.10*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.11*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.12*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 27, 2009.)

Exhibit 10.13*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated August 16, 2010, effective August 16, 2010. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 25, 2011.)

Exhibit 10.14*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated November 16, 2010, effective January 1, 2011. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 25, 2011.)

Exhibit 10.15*	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated December 7, 2012, effective December 31, 2013. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 26, 2013.)

Exhibit 10.16*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.17*	Amendment No. 1 to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated November 19, 2007, effective January 1, 2008. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.18*	Amendment No. 2 to the Genuine Parts Company Director’s Deferred Compensation Plan, dated December 7, 2012, effective December 7, 2012. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 26, 2013.)

Exhibit 10.19*	Description of Director Compensation. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, dated May 7, 2014.)

Exhibit 10.20*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 21, 2003.)

Exhibit 10.21*	Genuine Parts Company 2006 Long-Term Incentive Plan, effective April 17, 2006. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated April 18, 2006.)

Exhibit 10.22*	Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 28, 2007.)

Exhibit 10.23*	Amendment No. 2 to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 19, 2007, effective November 19, 2007. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.24*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, dated May 7, 2014.)

Exhibit 10.25*	Genuine Parts Company Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.26*	Genuine Parts Company Stock Appreciation Rights Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 26, 2013.)

Exhibit 10.27*	Form of Executive Officer Change in Control Agreement.

*	Indicates management contracts and compensatory plans and arrangements.

Exhibit 21	Subsidiaries of the Company.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1	Certification signed by Chief Executive Officer pursuant to SEC Rule 13a-14(a).
Exhibit 31.2	Certification signed by Chief Financial Officer pursuant to SEC Rule 13a-14(a).
Exhibit 32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
Exhibit 32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) the Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) the Consolidated Statements of Income and Comprehensive Income for the Years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Equity for the Years ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for Years ended December 31, 2014, 2013 and 2012; (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text; and (vi) Financial Statement Schedule II — Valuation and Qualifying Accounts.

(b)  Exhibits

See the response to Item 15(a)(3) above.

(c)  Financial Statement Schedules

See the response to Item 15(a)(2) above.

SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUINE PARTS COMPANY

/s/ Thomas C. Gallagher	2/26/15	/s/ Carol B. Yancey	2/26/15
Thomas C. Gallagher	(Date)	Carol B. Yancey	(Date)
Chairman and Chief Executive Officer		Executive Vice President and Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas C. Gallagher	2/16/15	/s/ Carol B. Yancey	2/16/15
Thomas C. Gallagher	(Date)	Carol B. Yancey	(Date)
Director Chairman and Chief Executive Officer (Principal Executive Officer)		Executive Vice President and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)

/s/ Dr. Mary B. Bullock	2/16/15	/s/ Paul D. Donahue	2/16/15
Dr. Mary B. Bullock	(Date)	Paul D. Donahue	(Date)
Director		Director

/s/ Jean Douville	2/16/15	/s/ Gary P. Fayard	2/16/15
Jean Douville	(Date)	Gary P. Fayard	(Date)
Director		Director

/s/ George C. Guynn	2/16/15	/s/ John R. Holder	2/16/15
George C. Guynn	(Date)	John R. Holder	(Date)
Director		Director

/s/ John D. Johns	2/16/15	/s/ Michael M. E. Johns	2/16/15
John D. Johns	(Date)	Michael M. E. Johns	(Date)
Director		Director

/s/ Robert C. Loudermilk, Jr.	2/16/15	/s/ Wendy B. Needham	2/16/15
Robert C. Loudermilk, Jr.	(Date)	Wendy B. Needham	(Date)
Director		Director

/s/ Jerry W. Nix	2/16/15	/s/ Gary W. Rollins	2/16/15
Jerry W. Nix	(Date)	Gary W. Rollins	(Date)
Director		Director

/s/ E. Jenner Wood, III	2/16/15
E. Jenner Wood, III	(Date)
Director

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Report of Management

Genuine Parts Company

Management’s Responsibility for the Financial Statements

We have prepared the accompanying consolidated financial statements and related information included herein for the years ended December 31, 2014, 2013 and 2012. The opinion of Ernst & Young LLP, the Company’s independent registered public accounting firm, on those consolidated financial statements is included herein. The primary responsibility for the integrity of the financial information included in this annual report rests with management. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances based on our best estimates and judgments and giving due consideration to materiality.

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP has issued an audit report on the Company’s operating effectiveness of internal control over financial reporting as of December 31, 2014. This report appears on page F-3.

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

February 26, 2015

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Genuine Parts Company and Subsidiaries

We have audited Genuine Parts Company and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Genuine Parts Company and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting section of the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Genuine Parts Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genuine Parts Company and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 of Genuine Parts Company and Subsidiaries and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 26, 2015

Report of Independent Registered Public Accounting Firm on the Financial Statements

The Board of Directors and Shareholders of Genuine Parts Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of Genuine Parts Company and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genuine Parts Company and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genuine Parts Company and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 26, 2015

Genuine Parts Company and Subsidiaries

Consolidated Balance Sheets

	December 31
	2014	2013
	(In Thousands, Except Share Data and per Share Amounts)
Assets
Current assets:
Cash and cash equivalents	$137,730	$196,893
Trade accounts receivable, net	1,872,365	1,664,819
Merchandise inventories, net	3,043,848	2,946,021
Prepaid expenses and other current assets	538,582	413,758

Total current assets	5,592,525	5,221,491
Goodwill	839,075	789,971
Other intangible assets, less accumulated amortization	547,515	499,385
Deferred tax assets	145,331	97,555
Other assets	451,690	401,834
Property, plant, and equipment:
Land	87,651	87,658
Buildings, less accumulated depreciation (2014 — $270,946; 2013 — $251,541)	281,824	281,408
Machinery and equipment, less accumulated depreciation (2014 — $598,137; 2013 — $555,895)	300,627	300,995

Net property, plant, and equipment	670,102	670,061

	$8,246,238	$7,680,297

Liabilities and equity
Current liabilities:
Trade accounts payable	$2,554,759	$2,269,671
Current portion of debt	265,466	264,658
Accrued compensation	165,291	145,052
Other accrued expenses	510,560	420,917
Dividends payable	88,039	82,746

Total current liabilities	3,584,115	3,183,044
Long-term debt	500,000	500,000
Pension and other post-retirement benefit liabilities	329,531	140,171
Deferred tax liabilities	72,479	83,316
Other long-term liabilities	447,749	414,998
Equity:
Preferred stock, par value $1 per share — authorized 10,000,000 shares; none issued	—	—
Common stock, par value $1 per share — authorized 450,000,000 shares; issued and outstanding 153,113,042 in 2014 and 153,773,098 shares in 2013	153,113	153,773
Additional paid-in capital	26,414	14,935
Accumulated other comprehensive loss	(720,211)	(397,655)
Retained earnings	3,841,932	3,578,021

Total parent equity	3,301,248	3,349,074
Noncontrolling interests in subsidiaries	11,116	9,694

Total equity	3,312,364	3,358,768

	$8,246,238	$7,680,297

See accompanying notes.

Genuine Parts Company and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31
	2014	2013	2012
	(In Thousands, Except per Share Amounts)
Net sales	$15,341,647	$14,077,843	$13,013,868
Cost of goods sold	10,747,886	9,857,923	9,235,777

Gross margin	4,593,761	4,219,920	3,778,091
Operating expenses:
Selling, administrative, and other expenses	3,314,030	3,028,028	2,656,530
Depreciation and amortization	148,313	133,957	98,383
Provision for doubtful accounts	7,192	8,691	8,047

Total operating expenses	3,469,535	3,170,676	2,762,960
Non-operating expenses (income):
Interest expense	25,088	26,971	20,482
Other	(18,601)	(22,031)	(24,283)

Total non-operating expenses (income)	6,487	4,940	(3,801)
Income before income taxes	1,117,739	1,044,304	1,018,932
Income taxes	406,453	359,345	370,891

Net income	$711,286	$684,959	$648,041

Basic net income per common share	$4.64	$4.43	$4.17

Diluted net income per common share	$4.61	$4.40	$4.14

Weighted average common shares outstanding	153,299	154,636	155,413
Dilutive effect of stock options and nonvested restricted stock awards	1,076	1,078	1,007

Weighted average common shares outstanding — assuming dilution	154,375	155,714	156,420

Net income	$711,286	$684,959	$648,041
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(149,379)	(168,703)	23,846
Pension and postretirement benefit adjustments, net of income taxes of 2014 — $112,993, 2013 — ($175,297), and 2012 — $26,465	(173,177)	272,540	(43,300)

Other comprehensive (loss) income, net of tax	(322,556)	103,837	(19,454)

Comprehensive income	$388,730	$788,796	$628,587

See accompanying notes.

Genuine Parts Company and Subsidiaries

Consolidated Statements of Equity

(In Thousands, Except Share and per Share Amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non- controlling Interests in Subsidiaries	Total Equity

	Shares	Amount
Balance at January 1, 2012	155,651,116	$155,651	$—	$(482,038)	$3,070,394	$2,744,007	$9,584	$2,753,591
Net income	—	—	—	—	648,041	648,041	—	648,041
Other comprehensive loss, net of tax	—	—	—	(19,454)	—	(19,454)	—	(19,454)
Cash dividends declared, $1.98 per share	—	—	—	—	(307,603)	(307,603)	—	(307,603)
Stock options exercised, including tax benefit of $11,018	551,779	552	3,423	—	—	3,975	—	3,975
Share-based compensation	—	—	10,747	—	—	10,747	—	10,747
Purchase of stock	(1,361,457)	(1,362)	(14,170)	—	(66,294)	(81,826)	—	(81,826)
Noncontrolling interest activities	—	—	—	—	—	—	708	708

Balance at December 31, 2012	154,841,438	154,841	—	(501,492)	3,344,538	2,997,887	10,292	3,008,179
Net income	—	—	—	—	684,959	684,959	—	684,959
Other comprehensive income, net of tax	—	—	—	103,837	—	103,837	—	103,837
Cash dividends declared, $2.15 per share	—	—	—	—	(332,322)	(332,322)	—	(332,322)
Stock options exercised, including tax benefit of $12,905	449,986	450	2,287	—	—	2,737	—	2,737
Share-based compensation	—	—	12,648	—	—	12,648	—	12,648
Purchase of stock	(1,518,326)	(1,518)	—	—	(119,154)	(120,672)	—	(120,672)
Noncontrolling interest activities	—	—	—	—	—	—	(598)	(598)

Balance at December 31, 2013	153,773,098	153,773	14,935	(397,655)	3,578,021	3,349,074	9,694	3,358,768
Net income	—	—	—	—	711,286	711,286	—	711,286
Other comprehensive loss, net of tax	—	—	—	(322,556)	—	(322,556)	—	(322,556)
Cash dividends declared, $2.30 per share	—	—	—	—	(352,564)	(352,564)	—	(352,564)
Stock options exercised, including tax benefit of $17,766	474,800	475	(4,760)	—	—	(4,285)	—	(4,285)
Share-based compensation	—	—	16,239	—	—	16,239	—	16,239
Purchase of stock	(1,134,856)	(1,135)	—	—	(94,811)	(95,946)	—	(95,946)
Noncontrolling interest activities	—	—	—	—	—	—	1,422	1,422

Balance at December 31, 2014	153,113,042	$153,113	$26,414	$(720,211)	$3,841,932	$3,301,248	$11,116	$3,312,364

See accompanying notes.

Genuine Parts Company and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31
	2014	2013	2012
	(In Thousands)
Operating activities
Net income	$711,286	$684,959	$648,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,313	133,957	98,383
Excess tax benefits from share-based compensation	(17,766)	(12,905)	(11,018)
Gain on sale of property, plant, and equipment	(3,719)	(4,729)	(3,943)
Deferred income taxes	54,319	(21,622)	14,751
Share-based compensation	16,239	12,648	10,747
Gain on GPC Asia Pacific equity investment	—	(59,000)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(225,178)	(116,080)	13,366
Merchandise inventories, net	(100,820)	(79,253)	(25,845)
Trade accounts payable	292,257	473,424	220,694
Other short-term assets and liabilities	15,616	(14,418)	(86,294)
Other long-term assets and liabilities	(100,402)	59,750	27,556

	78,859	371,772	258,397

Net cash provided by operating activities	790,145	1,056,731	906,438
Investing activities
Purchases of property, plant and equipment	(107,681)	(124,063)	(101,987)
Proceeds from sale of property, plant, and equipment	8,866	10,657	8,504
Acquisition of businesses and other investing activities	(287,900)	(712,173)	(558,384)

Net cash used in investing activities	(386,715)	(825,579)	(651,867)
Financing activities
Proceeds from debt	2,727,924	3,019,931	750,000
Payments on debt	(2,735,862)	(2,995,335)	(750,000)
Stock options exercised	(22,051)	(15,728)	(7,043)
Excess tax benefits from share-based compensation	17,766	12,905	11,018
Dividends paid	(347,271)	(326,217)	(300,983)
Purchase of stock	(95,946)	(120,673)	(81,826)

Net cash used in financing activities	(455,440)	(425,117)	(378,834)
Effect of exchange rate changes on cash	(7,153)	(12,237)	2,304

Net decrease in cash and cash equivalents	(59,163)	(206,202)	(121,959)
Cash and cash equivalents at beginning of year	196,893	403,095	525,054

Cash and cash equivalents at end of year	$137,730	$196,893	$403,095

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$408,604	$342,372	$381,407

Interest	$25,155	$27,221	$20,416

See accompanying notes.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

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

Trade Accounts Receivable and the Allowance for Doubtful Accounts

The Company evaluates the collectability of trade accounts receivable based on a combination of factors. The Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and periodically adjusts this estimate when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2014, 2013, and 2012, the Company recorded provisions for doubtful accounts of approximately $7,192,000, $8,691,000, and $8,047,000, respectively. At December 31, 2014 and 2013, the allowance for doubtful accounts was approximately $11,836,000 and $14,423,000, respectively.

Merchandise Inventories, Including Consideration Received From Vendors

Merchandise inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for a majority of automotive parts, electrical/electronic materials, and industrial parts, and by the first-in, first-out (FIFO) method for office products and certain other inventories. If the FIFO method had been used for all inventories, cost would have been approximately $434,790,000 and $432,150,000 higher than reported at December 31, 2014 and 2013, respectively. During 2014, 2013, and 2012 reductions in inventory levels in automotive parts inventories (2013 and 2012), industrial parts inventories (2014, 2013, and 2012), and electrical parts inventories (2012) resulted in liquidations of LIFO inventory layers. The effect of the LIFO liquidations in 2014, 2013, and 2012 was to reduce cost of goods sold by approximately $8,000,000, $5,000,000, and $6,000,000, respectively.

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

The Company enters into agreements at the beginning of each year with many of its vendors that provide for inventory purchase incentives. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of these incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes the Company will continue to receive consideration from vendors in 2015 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepaid expenses, amounts due from vendors, and income taxes receivable.

Goodwill

The Company reviews its goodwill annually in the fourth quarter, or sooner if circumstances indicate that the carrying amount may exceed fair value. The Company tests goodwill for impairment at the reporting unit level, which is an operating segment or a level below an operating segment, which is referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics.

The present value of future cash flows approach was used to determine any potential impairment. The Company determined that goodwill was not impaired and, therefore, no impairments were recognized for the years ended December 31, 2014, 2013, or 2012.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

Other Assets

Other assets are comprised of the following:

	December 31
	2014	2013
	(In Thousands)
Retirement benefit assets	$4,247	$41,919
Deferred compensation benefits	27,828	24,939
Investments	29,139	28,760
Cash surrender value of life insurance policies	105,227	95,094
Customer sales returns inventories	67,400	55,200
Guarantees related to borrowings	29,000	29,000
Other long-term prepayments and receivables	188,849	126,922

Total other assets	$451,690	$401,834

The guarantees related to borrowings are discussed further in the guarantees footnote.

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

Other Long-Term Liabilities

Other long-term liabilities are comprised of the following:

	December 31
	2014	2013
	(In Thousands)
Post-employment and other benefit/retirement liabilities	$57,754	$55,150
Insurance liabilities	48,569	47,930
Other lease obligations	40,040	27,815
Other taxes payable	18,947	59,107
Customer deposits	81,496	65,826
Guarantees related to borrowings	29,000	29,000
Other	171,943	130,170

Total other long-term liabilities	$447,749	$414,998

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

The guarantees related to borrowings are discussed further in the guarantees footnote.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of the following:

	December 31
	2014	2013
	(In Thousands)
Foreign currency translation	$(186,998)	$(37,619)
Unrecognized net actuarial loss, net of tax	(538,614)	(366,454)
Unrecognized prior service credit, net of tax	5,401	6,418

Total accumulated other comprehensive loss	$(720,211)	$(397,655)

The following tables present the changes in accumulated other comprehensive loss by component for the years ending on December 31, 2014 and 2013:

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension Benefits	Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(In Thousands)
Beginning balance, January 1, 2014	$(359,079)	$(957)	$(37,619)	$(397,655)
Other comprehensive loss before reclassifications, net of tax	(193,182)	(39)	(149,379)	(342,600)
Amounts reclassified from accumulated other comprehensive loss, net of tax	20,192	(148)	—	20,044

Net current period other comprehensive loss	(172,990)	(187)	(149,379)	(322,556)

Ending balance, December 31, 2014	$(532,069)	$(1,144)	$(186,998)	$(720,211)

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension Benefits	Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(In Thousands)
Beginning balance, January 1, 2013	$(629,907)	$(2,669)	$131,084	$(501,492)
Other comprehensive income (loss) before reclassifications, net of tax	223,991	1,629	(168,703)	56,917
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	46,837	83	—	46,920

Net current period other comprehensive income (loss)	270,828	1,712	(168,703)	103,837

Ending balance, December 31, 2013	$(359,079)	$(957)	$(37,619)	$(397,655)

The accumulated other comprehensive loss components related to the pension benefits are included in the computation of net periodic benefit cost in the employee benefit plans footnote.

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit approximate their respective fair values based on the short-term nature of these instruments. At December 31, 2014 and 2013, the fair value of fixed rate debt was approximately $505,000,000 and $496,000,000, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. At December 31, 2014 and 2013, the carrying value of fixed rate debt was $500,000,000 and is included in long-term debt in the consolidated balance sheets.

Shipping and Handling Costs

Shipping and handling costs are classified as selling, administrative and other expenses in the accompanying consolidated statements of income and comprehensive income and totaled approximately $270,000,000, $250,000,000, and $220,000,000, for the years ended December 31, 2014, 2013, and 2012, respectively.

Advertising Costs

Advertising costs are expensed as incurred and totaled $71,300,000, $57,900,000, and $43,200,000 in the years ended December 31, 2014, 2013, and 2012, respectively.

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

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

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

Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. The computation of diluted net income per common share includes the dilutive effect of stock options, stock appreciation rights and nonvested restricted stock awards options. Options to purchase approximately 610,000, 630,000, and 730,000 shares of common stock ranging from $63 — $87 per share were outstanding at December 31, 2014, 2013, and 2012, respectively. These options were excluded from the computation of diluted net income per common share because the options’ exercise price was greater than the average market price of common stock in each respective year.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentations.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for the Company’s interim and annual periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the consolidated financial statements for the years ended December 31, 2014 and December 31, 2013.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which creates a single, comprehensive revenue recognition model for all contracts with customers. The updated standard requires an entity to recognize revenue to reflect the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods and services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. Early adoption is not permitted. The Company is currently evaluating the impact of ASU 2014-09 on the Company’s consolidated financial statements and related disclosures.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

2.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the years ended December 31, 2014 and 2013 by reportable segment, as well as other identifiable intangible assets, are summarized as follows (in thousands):

	Goodwill					Other Intangible Assets, Net
	Automotive	Industrial	Office Products	Electrical/ Electronic Materials	Total
Balance as of January 1, 2013	$158,549	$99,232	$10,554	$29,705	$298,040	$199,799
Additions	541,836	17,420	—	11,396	570,652	379,834
Amortization	—	—	—	—	—	(28,987)
Foreign currency translation	(78,205)	(516)	—	—	(78,721)	(51,261)

Balance as of December 31, 2013	622,180	116,136	10,554	41,101	789,971	499,385
Additions	20,404	3,577	37,054	31,565	92,600	110,129
Amortization	—	—	—	—	—	(36,867)
Foreign currency translation	(42,745)	(751)	—	—	(43,496)	(25,132)

Balance as of December 31, 2014	$599,839	$118,962	$47,608	$72,666	$839,075	$547,515

The gross carrying amounts and accumulated amortization relating to other intangible assets at December 31, 2014 and 2013 is as follows (in thousands):

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$477,484	$(88,923)	$388,561	$412,634	$(59,686)	$352,948
Trademarks	166,507	(8,654)	157,853	149,949	(5,018)	144,931
Non-competition agreements	6,062	(4,961)	1,101	7,306	(5,800)	1,506

	$650,053	$(102,538)	$547,515	$569,889	$(70,504)	$499,385

Amortization expense for other intangible assets totaled $36,867,000, $28,987,000, and $12,991,000 for the years ended December 31, 2014, 2013, and 2012, respectively. Estimated other intangible assets amortization expense for the succeeding five years is as follows (in thousands):

2015	$34,000
2016	34,000
2017	34,000
2018	34,000
2019	33,000

$169,000

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

3.	Credit Facilities

The principal amounts of the Company’s borrowings subject to variable rates totaled approximately $265,466,000 and $264,658,000 at December 31, 2014 and 2013, respectively. The weighted average interest rate on the Company’s outstanding borrowings was approximately 2.46% and 2.82% at December 31, 2014 and 2013, respectively.

The Company maintains an $850,000,000 unsecured revolving line of credit with a consortium of financial institutions that matures in September 2017 and bears interest at LIBOR plus a margin, which is based on the Company’s leverage ratio (.92% at December 31, 2014). The Company also has the option under this agreement to increase its borrowing an additional $350,000,000, as well as an option to decrease the borrowing capacity or terminate the Syndicated Facility with appropriate notice. At December 31, 2014 and 2013, approximately $265,466,000 and $264,658,000 were outstanding under this line of credit, respectively.

Certain borrowings require the Company to comply with a financial covenant with respect to a maximum debt-to-capitalization ratio. At December 31, 2014, the Company was in compliance with all such covenants. Due to the workers’ compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of $62,515,000 and $61,617,000 outstanding at December 31, 2014 and 2013, respectively.

Amounts outstanding under the Company’s credit facilities consist of the following:

	December 31
	2014	2013
	(In Thousands)
Unsecured revolving line of credit, $850,000,000, LIBOR plus 0.75% variable	$265,466	$264,658
Unsecured term notes:
November 30, 2011, Series D and E Senior Unsecured Notes, $250,000,000, 3.35% fixed, due November 30, 2016	250,000	250,000
December 2, 2013, Series F Senior Unsecured Notes, $250,000,000, 2.99% fixed, due December 2, 2023	250,000	250,000

Total debt	765,466	764,658
Less debt due within one year	265,466	264,658

Long-term debt, excluding current portion	$500,000	$500,000

4.	Leased Properties

Future minimum payments, by year and in the aggregate, under the noncancelable operating leases with initial or remaining terms of one year or more was approximately the following at December 31, 2014 (in thousands):

2015	$214,000
2016	167,600
2017	121,000
2018	81,500
2019	53,400
Thereafter	155,300

Total minimum lease payments	$792,800

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

Rental expense for operating leases was approximately $233,000,000, $208,000,000, and $158,200,000 for 2014, 2013, and 2012, respectively.

5.	Share-Based Compensation

At December 31, 2014, total compensation cost related to nonvested awards not yet recognized was approximately $28,800,000. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for options and RSUs outstanding at December 31, 2014 and 2013 was approximately $198,100,000 and $154,000,000, respectively. The aggregate intrinsic value for options and RSUs vested totaled approximately $116,200,000 and $93,600,000 at December 31, 2014 and 2013, respectively. At December 31, 2014, the weighted-average contractual life for outstanding and exercisable options and RSUs was six and five years, respectively. Share-based compensation cost of $16,239,000, $12,648,000, and $10,747,000, was recorded for the years ended December 31, 2014, 2013, and 2012, respectively. The total income tax benefit recognized in the consolidated statements of income and comprehensive income for share-based compensation arrangements was approximately $6,500,000, $5,100,000, and $4,300,000, for 2014, 2013, and 2012, respectively. There have been no modifications to valuation methodologies or methods during the years ended December 31, 2014, 2013, and 2012.

For the years ended December 31, 2014, 2013 and 2012 the fair value for options and SARs granted was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rate of 2.8%, 2.0%, and 2.0%; dividend yield of 2.8%, 3.2%, and 3.3%; annual historical volatility factor of the expected market price of the Company’s common stock of 19% for each of the three years; an average expected life and estimated turnover based on the historical pattern of existing grants of approximately seven years and 5.0%, respectively. The fair value of RSUs is based on the price of the Company’s stock on the date of grant. The total fair value of shares vested during the years ended December 31, 2014, 2013, and 2012, was $13,800,000, $8,100,000, and $6,700,000, respectively.

A summary of the Company’s share-based compensation activity and related information is as follows:

	2014
	Shares (1)	Weighted- Average Exercise Price (2)
	(In Thousands)
Outstanding at beginning of year	4,580	$56
Granted	845	87
Exercised	(1,392)	49
Forfeited	(110)	71

Outstanding at end of year (3)	3,923	$64

Exercisable at end of year	2,141	$55

Shares available for future grants	2,718

(1)	Shares include Restricted Stock Units (RSUs).

(2)	The weighted-average exercise price excludes RSUs.

(3)	The exercise prices for options and SARs outstanding as of December 31, 2014 ranged from approximately $42 to $87. The weighted-average remaining contractual life of all options and SARs outstanding is approximately seven years.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

The weighted-average grant date fair value of options and SARs granted during the years 2014, 2013, and 2012 was $13.77, $10.14, and $7.96, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $65,200,000, $43,900,000, and $41,500,000.

In 2014, the Company granted approximately 680,000 SARs and 165,000 RSUs. In 2013, the Company granted approximately 727,000 SARs and 172,000 RSUs. In 2012, the Company granted approximately 858,000 SARs and 145,000 RSUs.

A summary of the Company’s nonvested share awards activity is as follows:

Nonvested Share Awards (RSUs)	Shares	Weighted- Average Grant Date Fair Value
	(In Thousands)
Nonvested at January 1, 2014	444	$62
Granted	165	87
Vested	(125)	53
Forfeited	(64)	77

Nonvested at December 31, 2014	420	$72

For the years ended December 31, 2014, 2013, and 2012 approximately $17,800,000, $12,900,000, and $11,000,000, respectively, of excess tax benefits was classified as a financing cash inflow.

6.	Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. As of December 31, 2014, the Company has not provided Federal income taxes on approximately $712,000,000 of undistributed earnings of its foreign subsidiaries. The Company intends to reinvest these earnings to fund expansion in these and other markets outside the U.S. Accordingly, the Company has not provided any provision for income tax expense in excess of foreign jurisdiction income tax requirements relative to such undistributed earnings in the accompanying consolidated financial statements. Due to the complexities associated with the hypothetical calculation to determine residual taxes on the undistributed earnings, including the availability of foreign tax credits, applicability of any additional local withholding tax and other indirect tax consequence that may arise due to the distribution of these earnings, the Company has concluded it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2014	2013
	(In Thousands)
Deferred tax assets related to:
Expenses not yet deducted for tax purposes	$337,792	$343,156
Pension liability not yet deducted for tax purposes	341,904	227,880

	679,696	571,036

Deferred tax liabilities related to:
Employee and retiree benefits	227,926	188,235
Inventory	152,913	152,641
Other intangible assets	105,482	110,272
Property, plant, and equipment	59,600	53,751
Other	30,641	29,733

	576,562	534,632

Net deferred tax assets	103,134	36,404
Current portion of deferred tax assets	(30,282)	(22,165)

Noncurrent net deferred tax assets	$72,852	$14,239

The current portion of the deferred tax assets and liabilities are included in prepaid expenses and other current assets and other accrued expenses, respectively, in the consolidated balance sheets.

The components of income before income taxes are as follows:

	2014	2013	2012
	(In Thousands)
United States	$978,824	$850,866	$903,698
Foreign	138,915	193,438	115,234

Income before income taxes	$1,117,739	$1,044,304	$1,018,932

The components of income tax expense are as follows:

	2014	2013	2012
	(In Thousands)
Current:
Federal	$224,591	$303,016	$288,135
State	43,513	47,010	44,653
Foreign	84,030	30,941	23,352
Deferred	54,319	(21,622)	14,751

	$406,453	$359,345	$370,891

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

The reasons for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

	2014	2013	2012
	(In Thousands)
Statutory rate applied to income	$391,209	$365,506	$356,626
Plus state income taxes, net of Federal tax benefit	32,646	28,823	30,227
Earnings in jurisdictions taxed at rates different from the statutory US tax rate	(3,453)	(37,873)	(17,419)
Foreign tax credit	(20,170)	—	—
Capital loss expiration	—	16,803	—
Reversal of capital loss valuation allowance	—	(16,803)	—
Other	6,221	2,889	1,457

	$406,453	$359,345	$370,891

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2009 or subject to non-United States income tax examinations for years ended prior to 2005. The Company is currently under audit in the United States and Canada. Some audits may conclude in the next twelve months and the unrecognized tax benefits recorded in relation to the audits may differ from actual settlement amounts. It is not possible to estimate the effect, if any, of the amount of such change during the next twelve months to previously recorded uncertain tax positions in connection with the audits. However, the Company does not anticipate total unrecognized tax benefits will significantly change during the year due to the settlement of audits and the expiration of statutes of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
	(In Thousands)
Balance at beginning of year	$47,190	$45,455	$46,845
Additions based on tax positions related to the current year	3,303	3,238	5,702
Additions for tax positions of prior years	6,415	3,759	2,172
Reductions for tax positions for prior years	(851)	(1,472)	(5,025)
Reduction for lapse in statute of limitations	(481)	(1,714)	(2,658)
Settlements	(37,995)	(2,076)	(1,581)

Balance at end of year	$17,581	$47,190	$45,455

The amount of gross tax effected unrecognized tax benefits, including interest and penalties, as of December 31, 2014 and 2013 was approximately $19,497,000 and $59,530,000, respectively, of which approximately $11,106,000 and $18,287,000, respectively, if recognized, would affect the effective tax rate. During 2014, the Company settled certain transfer pricing methodologies with tax authorities, and on a consolidated basis, the difference, in related payments and refunds and the amount reflected in the tax reserves, was not material.

During the years ended December 31, 2014, 2013, and 2012, the Company paid interest and penalties of approximately $14,000,000, $405,000, and $493,000, respectively. The Company had approximately $1,916,000

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

and $12,340,000 of accrued interest and penalties at December 31, 2014 and 2013, respectively. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

7.	Employee Benefit Plans

The Company’s defined benefit pension plans cover employees in the U.S. and Canada who meet eligibility requirements. The plan covering U.S. employees is noncontributory. In December 2012, the U.S. qualified defined benefit plan was amended to reflect a hard freeze as of December 31, 2013. Therefore, no further benefit accruals were provided after that date for additional credited service or earnings. In addition, all participants who are employed after December 31, 2013 became fully vested as of December 31, 2013. The Company recognized a one-time noncash curtailment gain in 2012 of $23,507,000 in connection with this amendment. The Canadian plan is contributory and benefits are based on career average compensation. The Company’s funding policy is to contribute an amount equal to the minimum required contribution under applicable pension legislation. The Company may increase its contribution above the minimum, if appropriate to its tax and cash position and the plans’ funded position.

The Company also sponsors supplemental retirement plans covering employees in the U.S. and Canada. The Company uses a measurement date of December 31 for its pension plans.

Several assumptions are used to determine the benefit obligations, plan assets, and net periodic (income) cost. The discount rate for the pension plans is calculated using a bond matching approach to select specific bonds that would satisfy the projected benefit payments. The bond matching approach reflects the process that would be used to settle the pension obligations. The expected return on plan assets is based on a calculated market-related value of plan assets, where gains and losses on plan assets are amortized over a five year period and accumulate in other comprehensive income. Other non-investment unrecognized gains and losses are amortized in future net income based on a “corridor” approach, where the corridor is equal to 10% of the greater of the benefit obligation or the market-related value of plan assets at the beginning of the year. The unrecognized gains and losses in excess of the corridor criteria are amortized over the average future lifetime or service of plan participants, depending on the plan. These assumptions are updated at each annual measurement date.

Changes in benefit obligations for the years ended December 31, 2014 and 2013 were:

	2014	2013
	(In Thousands)
Changes in benefit obligation
Benefit obligation at beginning of year	$2,035,185	$2,165,692
Service cost	7,824	19,083
Interest cost	102,465	89,408
Plan participants’ contributions	3,526	3,543
Actuarial loss (gain)	346,875	(164,784)
Foreign currency exchange rate changes	(18,697)	(13,893)
Gross benefits paid	(125,084)	(73,186)
Acquired plan	—	9,322

Benefit obligation at end of year	$2,352,094	$2,035,185

The actuarial loss incurred in the year ended December 31, 2014 is primarily attributable to a lower discount rate, as well as changes in the mortality assumptions.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

The benefit obligations for the Company’s U.S. pension plans included in the above were $2,135,827,000 and $1,838,810,000 at December 31, 2014 and 2013, respectively. The total accumulated benefit obligation for the Company’s defined benefit pension plans was approximately $2,328,489,000 and $2,017,619,000 at December 31, 2014 and 2013, respectively.

The assumptions used to measure the pension benefit obligations for the plans at December 31, 2014 and 2013, were:

	2014	2013
Weighted-average discount rate	4.26%	5.10%
Rate of increase in future compensation levels	3.07%	3.04%

Changes in plan assets for the years ended December 31, 2014 and 2013 were:

	2014	2013
	(In Thousands)
Changes in plan assets
Fair value of plan assets at beginning of year	$1,933,063	$1,595,679
Actual return on plan assets	174,652	336,151
Foreign currency exchange rate changes	(17,616)	(12,155)
Employer contributions	53,296	74,347
Acquired plan	—	8,684
Plan participants’ contributions	3,526	3,543
Benefits paid	(125,084)	(73,186)

Fair value of plan assets at end of year	$2,021,837	$1,933,063

The fair values of plan assets for the Company’s U.S. pension plans included in the above were $1,819,747,000 and $1,745,769,000 at December 31, 2014 and 2013, respectively.

The asset allocations for the Company’s funded pension plans at December 31, 2014 and 2013, and the target allocation for 2015, by asset category were:

	Target Allocation 2015	Percentage of Plan Assets at December 31
		2014	2013
Asset Category
Equity securities	71%	70%	76%
Debt securities	29%	30%	24%

	100%	100%	100%

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

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

the pension plans’ actuarially assumed long-term rates of return. The Company’s investment strategy with respect to pension plan assets is to generate a return in excess of the passive portfolio benchmark (49% S&P 500 Index, 5% Russell Mid Cap Index, 8% Russell 2000 Index, 5% MSCI EAFE Index, 5% DJ Global Moderate Index, and 28% BarCap U.S. Govt/Credit).

The fair values of the plan assets as of December 31, 2014 and 2013, by asset category, are shown in the tables below. Various inputs are considered when determining the value of the Company’s pension plan assets. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Level 1 represents observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 represents other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.). Level 3 represents significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

	2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Equity Securities
Common stocks — mutual funds — equity	$366,716	$366,716	$—	$—
Genuine Parts Company	215,477	215,477	—	—
Other stocks	822,782	822,782	—	—

Debt Securities
Short-term investments	41,882	41,882	—	—
Cash and equivalents	8,921	8,921	—	—
Government bonds	192,413	96,480	95,933	—
Corporate bonds	178,214	—	178,214	—
Asset-backed and mortgage-backed securities	27,756	—	27,756	—
Convertible securities	633	—	633	—
Other-international	25,137	21,815	3,322	—
Municipal bonds	6,435	—	6,435	—
Municipal funds-fixed income	132,752	—	132,752	—

Other
Options and futures	7	7	—	—
Cash surrender value of life insurance policies	2,712	—	—	2,712

Total	$2,021,837	$1,574,080	$445,045	$2,712

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

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

Other
Cash surrender value of life insurance policies	2,723	—	—	2,723

Total	$1,933,063	$1,605,539	$324,801	$2,723

Equity securities include Genuine Parts Company common stock in the amounts of $215,477,000 (11% of total plan assets) and $167,788,000 (9% of total plan assets) at December 31, 2014 and 2013, respectively. Dividend payments received by the plan on Company stock totaled approximately $4,650,000 and $4,336,000 in 2014 and 2013, respectively. Fees paid during the year for services rendered by parties in interest were based on customary and reasonable rates for such services.

The changes in the fair value measurement of plan assets using significant unobservable inputs (Level 3) during 2014 and 2013 were not material.

Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2015 pension cost or income is 7.84% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.

The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31:

	2014	2013
	(In Thousands)
Other long-term asset	$4,247	$41,919
Other current liability	(6,740)	(5,976)
Pension and other post-retirement liabilities	(327,764)	(138,065)

	$(330,257)	$(102,122)

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

Amounts recognized in accumulated other comprehensive loss consist of:

	2014	2013
	(In Thousands)
Net actuarial loss	$875,788	$590,568
Prior service credit	(2,436)	(3,074)

	$873,352	$587,494

The following table reflects the total benefits expected to be paid from the pension plans’ or the Company’s assets. Of the pension benefits expected to be paid in 2015, approximately $6,740,000 is expected to be paid from employer assets. Expected employer contributions reflect amounts expected to be contributed to funded plans. Information about the expected cash flows for the pension plans follows (in thousands):

Employer contribution
2015 (expected)	$50,000

Expected benefit payments:
2015	$87,000
2016	95,000
2017	103,000
2018	111,000
2019	118,000
2020 through 2024	692,000

Net periodic benefit (income) cost included the following components:

	2014	2013	2012
	(In Thousands)
Service cost	$7,824	$19,083	$15,254
Interest cost	102,465	89,408	100,338
Expected return on plan assets	(144,746)	(133,816)	(128,208)
Amortization of prior service credit	(1,890)	(7,538)	(7,270)
Amortization of actuarial loss	26,791	83,934	70,161
Curtailment gain	—	—	(23,507)

Net periodic benefit (income) cost	$(9,556)	$51,071	$26,768

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	2014	2013	2012
	(In Thousands)
Current year actuarial loss (gain)	$312,011	$(368,587)	$114,061
Recognition of actuarial loss	(26,791)	(83,934)	(70,161)
Current year prior service credit	—	—	(4,217)
Recognition of prior service credit	638	7,538	30,777

Total recognized in other comprehensive income (loss)	$285,858	$(444,983)	$70,460

Total recognized in net periodic benefit (income) cost and other comprehensive income (loss)	$276,303	$(393,912)	$97,228

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2015 are as follows in thousands:

Actuarial loss	$38,893
Prior service credit	(566)

Total	$38,327

The assumptions used in measuring the net periodic benefit (income) cost for the plans follow:

	2014	2013	2012
Weighted average discount rate	5.10%	4.17%	5.17%
Rate of increase in future compensation levels	3.04%	3.30%	3.30%
Expected long-term rate of return on plan assets	7.85%	7.83%	7.84%

Prior to 2014, the Company had two defined contribution plans that covered substantially all of its domestic employees. The Company’s matching contributions were determined based on the employee’s participation in the U.S. pension plan. Prior to 2014, U.S. pension plan participants who continued earning credited service after 2008 received a matching contribution of 20% of the first 6% of the employee’s salary. Other employees received a matching contribution of 100% of the first 5% of the employee’s salary. In December 2012, the Company approved an amendment to merge the two plans effective January 1, 2014. Beginning in 2014, all employees receive a matching contribution of 100% of the first 5% of the employees’ salary. Total plan expense was approximately $53,351,000 in 2014, $43,236,000 in 2013, and $43,155,000 in 2012.

8.	Guarantees

The Company guarantees the borrowings of certain independently controlled automotive parts stores (independents) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (affiliates). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the independent. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entity’s economic performance including, but not limited to, decisions about hiring and terminating personnel, local

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantee. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At December 31, 2014, the Company was in compliance with all such covenants.

At December 31, 2014, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $284,842,000. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

As of December 31, 2014 and 2013, the Company has recognized certain assets and liabilities amounting to $29,000,000 for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the consolidated balance sheets.

9.	Acquisitions

During 2014, the Company acquired two companies each in the Automotive Group, Office Products Group, and Electrical/Electronic Materials Group and one company in the Industrial Group for approximately $260,000,000, net of cash acquired. During 2013, the Company acquired one company each in the Automotive Group (including GPC Asia Pacific), Industrial Group, and Electrical/Electronic Materials Group for approximately $650,000,000, net of cash acquired. During 2012, the Company acquired one company in the Automotive Group (Quaker City Motor Parts Co.) for approximately $343,000,000, net of cash acquired.

For each acquisition, the Company allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s consolidated statements of income and comprehensive income beginning on their respective acquisition dates. The Company recorded approximately $200,000,000, $950,000,000 and $230,000,000 of goodwill and other intangible assets associated with the 2014, 2013, and 2012 acquisitions, respectively.

For the 2014 acquisitions, other intangible assets acquired consisted of customer relationships of $82,000,000 and trademarks of $28,000,000 with weighted average amortization lives of 18 and 40 years, respectively. For the 2013 acquisitions, other intangible assets acquired consisted of customer relationships of $235,000,000, trademarks of $141,000,000, and non-competition agreements of $4,000,000 with weighted average amortization lives of 15, 40, and 1 years, respectively. For the 2012 acquisitions, other intangible assets acquired consisted of customer relationships of $108,000,000 and trademarks of $2,000,000, with weighted average amortization lives of 15 and 40 years, respectively.

Additional disclosures on the 2013 automotive acquisition of GPC Asia Pacific and the 2012 automotive acquisition of Quaker City Motor Parts Co. are provided below.

GPC Asia Pacific

The Company acquired a 30% investment in GPC Asia Pacific, formerly known as the Exego Group, for approximately $166,000,000 effective January 1, 2012. On April 1, 2013, the Company acquired the remaining

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

70% interest in GPC Asia Pacific for approximately $590,000,000, net of cash acquired of $70,000,000, and the assumption of approximately $230,000,000 in debt. The acquisition was financed using a combination of cash on hand and borrowings under existing credit facilities. GPC Asia Pacific, which is headquartered in Melbourne, Australia, is a leading aftermarket distributor of automotive replacement parts and accessories in Australasia, with annual revenues of approximately $1,100,000,000 and a company-owned store footprint of approximately 480 locations across Australia and New Zealand. This acquisition provides an opportunity for the Company to participate in the ongoing and significant growth opportunities in the Australasian aftermarket.

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

Prior to the 70% acquisition, the Company accounted for the 30% investment under the equity method of accounting. The acquisition-date fair value of the 30% investment was approximately $234,000,000 and is included in the measurement of the consideration transferred. The difference between the acquisition-date fair value and the carrying amount of the equity method investment resulted in the recognition of a gain of approximately $59,000,000 on the acquisition date. The acquisition-date fair value was determined using a market and income approach with the assistance of a third party valuation firm. Both approaches were given equal weight in the conclusion of fair value, which the Company believes is a reasonable approach. For the market approach, the Company utilized companies that are comparable in line of business, size, operating performance, and financial condition to GPC Asia Pacific to develop a market multiple. For the income approach, the Company utilized GPC Asia Pacific’s projected cash flows, an appropriate discount rate, and an expected long-term growth rate. For both approaches, the Company applied discounts for lack of control and lack of marketability.

As part of the allocation of purchase price described below, acquired inventory was written up to fair value, which was approximately $21,000,000 above the cost of the acquired inventory. Based on the inventory turn of the acquired inventories, the entire write-up was recognized in cost of goods sold during 2013.

The net $54,000,000 of one-time gain and other adjustments are included in the line item selling, administrative and other expenses and the acquired inventory adjustment of $21,000,000 is included in cost of goods sold in the consolidated statements of income and comprehensive income for the year ended December 31, 2013.

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

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

April 1, 2013
(In Thousands)
Trade accounts receivable	$94,000
Merchandise inventory	306,000
Prepaid expenses and other current assets	31,000
Property and equipment	59,000
Intangible assets	347,000
Other assets	24,000

Total identifiable assets acquired	861,000
Current liabilities	(224,000)
Long-term debt	(230,000)
Deferred tax liabilities and other	(125,000)

Total liabilities assumed	(579,000)
Net identifiable assets acquired	282,000
Goodwill	542,000

Net assets acquired	$824,000

The acquired intangible assets of approximately $347,000,000 were assigned to customer relationships of $202,000,000, trademarks of $141,000,000, and non-compete agreements of $4,000,000, with weighted average amortization lives of 16, 40, and 1 year, respectively, for a total weighted average amortization life of 26 years.

The goodwill recognized as part of the acquisition is not tax deductible and has been assigned to the automotive segment. The goodwill is attributable primarily to expected synergies and the assembled workforce of GPC Asia Pacific.

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

Quaker City Motor Parts

On May 1, 2012 the Company acquired Quaker City Motor Parts Co. (“Quaker City”) for $343,000,000, net of cash acquired. Quaker City, headquartered in Middleton, Delaware, is a long-standing NAPA distributor with

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

annual revenues of approximately $300,000,000. Quaker City serves approximately 260 auto parts stores, of which approximately 140 are company-owned. The Company funded the acquisition with cash on hand and short-term borrowings under credit facilities.

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

Inter-segment sales are not significant. Operating profit for each industry segment is calculated as net sales less operating expenses excluding general corporate expenses, interest expense, equity in income from investees, amortization, and noncontrolling interests. Approximately $138,900,000, $193,400,000 and $115,200,000 of income before income taxes was generated in jurisdictions outside the United States for the years ended December 31, 2014, 2013, and 2012, respectively. Net sales and net long-lived assets by country relate directly to the Company’s operations in the respective country. Corporate assets are principally cash and cash equivalents and headquarters’ facilities and equipment.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

For management purposes, net sales by segment exclude the effect of certain discounts, incentives, and freight billed to customers. The line item “other” represents the net effect of the discounts, incentives, and freight billed to customers that are reported as a component of net sales in the Company’s consolidated statements of income and comprehensive income.

	2014	2013	2012	2011	2010
	(In Thousands)
Net sales:
Automotive	$8,096,877	$7,489,186	$6,320,882	$6,061,424	$5,608,101
Industrial	4,771,080	4,429,976	4,453,574	4,173,574	3,521,863
Office products	1,802,754	1,638,618	1,686,690	1,689,368	1,641,963
Electrical/electronic materials	739,119	568,872	582,820	557,537	449,770
Other	(68,183)	(48,809)	(30,098)	(23,026)	(14,108)

Total net sales	$15,341,647	$14,077,843	$13,013,868	$12,458,877	$11,207,589

Operating profit:
Automotive	$700,386	$641,492	$540,678	$467,806	$421,109
Industrial	370,043	320,720	352,119	337,628	255,616
Office products	133,727	122,492	134,441	134,124	131,746
Electrical/electronic materials	64,884	47,584	50,910	40,663	30,910

Total operating profit	1,269,040	1,132,288	1,078,148	980,221	839,381
Interest expense, net	(24,192)	(24,330)	(19,619)	(24,608)	(26,598)
Corporate expense	(90,242)	(34,667)	(26,606)	(58,033)	(46,263)
Intangible asset amortization	(36,867)	(28,987)	(12,991)	(6,774)	(4,737)

Income before income taxes	$1,117,739	$1,044,304	$1,018,932	$890,806	$761,783

Assets:
Automotive	$4,275,298	$4,009,244	$3,411,252	$3,218,931	$3,177,644
Industrial	1,224,735	1,162,697	1,130,877	1,100,024	955,241
Office products	835,592	708,944	731,564	700,720	694,166
Electrical/electronic materials	196,400	156,780	137,237	129,933	113,757
Corporate	327,623	353,276	898,292	773,391	637,871
Goodwill and other intangible assets	1,386,590	1,289,356	497,839	279,775	209,548

Total assets	$8,246,238	$7,680,297	$6,807,061	$6,202,774	$5,788,227

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014

	2014	2013	2012	2011	2010
	(In Thousands)
Depreciation and amortization:
Automotive	$77,645	$76,238	$60,630	$60,252	$63,942
Industrial	9,906	8,751	8,307	7,495	7,208
Office products	10,728	10,166	10,837	9,999	9,737
Electrical/electronic materials	2,658	1,904	1,733	1,554	1,414
Corporate	10,509	7,911	3,885	2,862	2,294
Intangible asset amortization	36,867	28,987	12,991	6,774	4,737

Total depreciation and amortization	$148,313	$133,957	$98,383	$88,936	$89,332

Capital expenditures:
Automotive	$78,537	$97,735	$67,482	$61,795	$46,888
Industrial	12,442	8,808	13,015	9,851	4,307
Office products	11,135	9,297	16,013	22,036	29,866
Electrical/electronic materials	3,003	1,730	1,029	1,762	1,957
Corporate	2,564	6,493	4,448	8,025	2,361

Total capital expenditures	$107,681	$124,063	$101,987	$103,469	$85,379

Net sales:
United States	$12,565,329	$11,594,713	$11,299,291	$10,791,303	$9,793,820
Canada	1,583,075	1,560,799	1,616,921	1,571,733	1,327,552
Australasia	1,133,620	839,353	—	—	—
Mexico	127,806	131,787	127,754	118,867	100,325
Other	(68,183)	(48,809)	(30,098)	(23,026)	(14,108)

Total net sales	$15,341,647	$14,077,843	$13,013,868	$12,458,877	$11,207,589

Net long-lived assets:
United States	$495,452	$503,882	$466,473	$411,193	$398,318
Canada	98,939	99,135	93,496	84,210	80,978
Australasia	65,707	60,614	—	—	—
Mexico	10,004	6,430	6,396	4,801	4,834

Total net long-lived assets	$670,102	$670,061	$566,365	$500,204	$484,130

Annual Report on Form 10-K

Item 15(a)

Financial Statement Schedule II — Valuation and Qualifying Accounts

Genuine Parts Company and Subsidiaries

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year ended December 31, 2012:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$16,916,455	$8,046,605	$(5,782,870)	$19,180,190
Year ended December 31, 2013:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$19,180,190	$8,691,000	$(13,448,190)	$14,423,000
Year ended December 31, 2014:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$14,423,000	$7,192,000	$(9,779,000)	$11,836,000

(1)	Doubtful accounts written off, net of recoveries.

S-1

ANNUAL REPORT ON FORM 10-K

INDEX OF EXHIBITS

The following exhibits are filed (or furnished, if so indicated) herewith as a part of this Report:

Exhibit 10.27*	Form of Executive Officer Change in Control Agreement.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

The following exhibits are incorporated by reference as set forth in Item 15 of this Form 10-K:

— 3.1	Amended and Restated Articles of Incorporation of the Company, amended April 23, 2007.

— 3.2	By-Laws of the Company as amended and restated November 18, 2013.

— 4.2	Specimen Common Stock Certificate.

Instruments with respect to long-term debt where the total amount of securities authorized there under does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

— 10.1*	The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993.

— 10.2*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996.

— 10.3*	Amendment No. 2 to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999.

— 10.4*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001.

— 10.5*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003.

— 10.6*	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 28, 2005, effective January 1, 2006.

— 10.7*	Amendment No. 6 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2007, effective January 1, 2008.

— 10.8*	Amendment No. 7 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 16, 2010, effective January 1, 2011.

— 10.9*	Amendment No. 8 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 7, 2012, effective December 7, 2012.

— 10.10*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996.

— 10.11*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999.

— 10.12*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009.

— 10.13*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated August 16, 2010, effective August 16, 2010.

— 10.14*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated November 16, 2010, effective January 1, 2011.

— 10.15*	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated December 7, 2012, effective December 31, 2013.

— 10.16*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003.

— 10.17*	Amendment No. 1 to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated November 19, 2007, effective January 1, 2008.

— 10.18*	Amendment No. 2 to the Genuine Parts Company Director’s Deferred Compensation Plan, dated December 7, 2012, effective December 7, 2012

— 10.19*	Description of Director Compensation.

— 10.20*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001.

— 10.21*	Genuine Parts Company 2006 Long-Term Incentive Plan, effective April 17, 2006.

— 10.22*	Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006.

— 10.23*	Amendment No. 2 to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 19, 2007, effective November 19, 2007.

— 10.24*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement.

— 10.25*	Genuine Parts Company Restricted Stock Unit Award Agreement.

— 10.26*	Genuine Parts Company Stock Appreciation Rights Agreement.

*	Indicates management contracts and compensatory plans and arrangements.