Form 10-Q
period 2015-03-31
GENUINE PARTS CO
filed 2015-05-07
CIK 40987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, $1.00 par value per share	152,200,386 Shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$166,495	$137,730
Trade accounts receivable, less allowance for doubtful accounts (2015 – $14,164; 2014 – $11,836)	1,978,233	1,872,365
Merchandise inventories, net – at lower of cost or market	3,007,295	3,043,848
Prepaid expenses and other current assets	482,676	538,582

TOTAL CURRENT ASSETS	5,634,699	5,592,525
Goodwill	818,473	839,075
Other intangible assets, less accumulated amortization	527,863	547,515
Deferred tax assets	144,112	145,331
Other assets	467,092	451,690
Property, plant and equipment, less allowance for depreciation (2015 – $874,989; 2014 – $869,083)	646,116	670,102

TOTAL ASSETS	$8,238,355	$8,246,238

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$2,608,491	$2,554,759
Current portion of debt	393,697	265,466
Dividends payable	93,844	88,039
Income taxes payable	26,479	918
Other current liabilities	636,850	674,933

TOTAL CURRENT LIABILITIES	3,759,361	3,584,115
Long-term debt	500,000	500,000
Pension and other post–retirement benefit liabilities	275,470	329,531
Deferred tax liabilities	67,672	72,479
Other long-term liabilities	444,810	447,749

EQUITY:
Preferred stock, par value – $1 per share
Authorized – 10,000,000 shares – None issued	-0-	-0-
Common stock, par value – $1 per share
Authorized – 450,000,000 shares Issued – 2015 – 152,325,073; 2014 – 153,113,042	152,325	153,113
Additional paid-in capital	29,579	26,414
Retained earnings	3,825,716	3,841,932
Accumulated other comprehensive loss	(827,682)	(720,211)

TOTAL PARENT EQUITY	3,179,938	3,301,248
Noncontrolling interests in subsidiaries	11,104	11,116

TOTAL EQUITY	3,191,042	3,312,364

TOTAL LIABILITIES AND EQUITY	$8,238,355	$8,246,238

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2015	2014
	(unaudited) (in thousands, except per share data)
Net sales	$3,736,051	$3,624,897
Cost of goods sold	2,623,232	2,540,267

Gross profit	1,112,819	1,084,630

Operating expenses:
Selling, administrative, and other expenses	825,554	803,802
Depreciation and amortization	35,884	36,856

	861,438	840,658
Income before income taxes	251,381	243,972
Income taxes	90,371	86,488

Net income	$161,010	$157,484

Basic net income per common share	$1.05	$1.02

Diluted net income per common share	$1.05	$1.02

Dividends declared per common share	$.615	$.575

Weighted average common shares outstanding	152,656	153,729
Dilutive effect of stock options and non-vested restricted stock awards	918	1,067

Weighted average common shares outstanding – assuming dilution	153,574	154,796

Comprehensive income	$53,539	$161,377

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(unaudited)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$161,010	$157,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,884	36,856
Share-based compensation	3,316	3,073
Excess tax benefits from share-based compensation	(3,734)	(4,106)
Changes in operating assets and liabilities	(73,964)	(133,528)

NET CASH PROVIDED BY OPERATING ACTIVITIES	122,512	59,779

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(16,427)	(18,387)
Acquisitions and other investing activities	(30,129)	(156,853)

NET CASH USED IN INVESTING ACTIVITIES	(46,556)	(175,240)

FINANCING ACTIVITIES:
Proceeds from debt	779,910	740,012
Payments on debt	(650,000)	(610,604)
Share-based awards exercised, net of taxes paid	(3,804)	(4,736)
Excess tax benefits from share-based compensation	3,734	4,106
Dividends paid	(88,039)	(82,750)
Purchases of stock	(84,252)	(22,709)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(42,451)	23,319
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,740)	(1,279)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,765	(93,421)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	137,730	196,893

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$166,495	$103,472

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company”) for the year ended December 31, 2014. Accordingly, the unaudited interim condensed consolidated financial statements and related disclosures herein should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements covered by this quarterly report were issued.

Note B – Segment Information

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net sales:
Automotive	$1,898,508	$1,898,515
Industrial	1,181,823	1,143,274
Office products	490,298	418,098
Electrical/electronic materials	182,046	180,331
Other	(16,624)	(15,321)

Total net sales	$3,736,051	$3,624,897

Operating profit:
Automotive	$150,641	$150,110
Industrial	87,769	83,050
Office products	36,524	33,946
Electrical/electronic materials	15,463	15,529

Total operating profit	290,397	282,635
Interest expense, net	(5,327)	(6,206)
Other intangible assets amortization	(8,604)	(8,876)
Other, net	(25,085)	(23,581)

Income before income taxes	$251,381	$243,972

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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income	$161,010	$157,484
Other comprehensive (loss) income:
Foreign currency translation	(113,309)	102
Pension and other post-retirement benefit adjustments:
Recognition of prior service credit, net of tax	(240)	(487)
Recognition of actuarial loss, net of tax	6,078	4,278

Total other comprehensive (loss) income	(107,471)	3,893

Comprehensive income	$53,539	$161,377

The following tables present the changes in accumulated other comprehensive loss by component for the three months ended March 31:

	2015
	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1	$(533,213)	$(186,998)	$(720,211)
Other comprehensive loss before reclassifications, net of tax	—	(113,309)	(113,309)
Amounts reclassified from accumulated other comprehensive loss, net of tax	5,838	—	5,838

Net current period other comprehensive income (loss)	5,838	(113,309)	(107,471)

Ending balance, March 31	$(527,375)	$(300,307)	$(827,682)

	2014
	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1	$(360,036)	$(37,619)	$(397,655)
Other comprehensive income before reclassifications, net of tax	—	102	102
Amounts reclassified from accumulated other comprehensive loss, net of tax	3,791	—	3,791

Net current period other comprehensive income (loss)	3,791	102	3,893

Ending balance, March 31	$(356,245)	$(37,517)	$(393,762)

The accumulated other comprehensive loss components related to the pension benefits are included in the computation of net periodic benefit income in the employee benefit plans footnote.

Note D – Recently Issued Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model to specifically (i) modify the evaluation of whether limited partnership and similar legal entities are variable interest entities (“VIEs”), (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. ASU 2015-02 will be effective for fiscal years beginning after December 15, 2016 and for interim periods within fiscal years beginning after December 15, 2017. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Note E – Share-Based Compensation

As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in its 2014 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At March 31, 2015, total compensation cost related to nonvested awards not yet recognized was approximately $23.3 million, as compared to $28.8 million at December 31, 2014. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for SARs and RSUs outstanding at March 31, 2015 was approximately $132.6 million. At March 31, 2015, the aggregate intrinsic value for SARs and RSUs vested totaled approximately $77.5 million, and the weighted-average contractual life for outstanding and exercisable SARs and RSUs was approximately six and five years, respectively. For the three months ended March 31, 2015, $3.3 million of share-based compensation cost was recorded, as compared to $3.1 million for the same period in the prior year. On April 1, 2015, the Company granted approximately 711,000 SARs and 176,000 RSUs.

Options to purchase approximately 0.6 million shares of common stock were outstanding but excluded from the computation of diluted earnings per share for the three month period ended March 31, 2015. These options were excluded from the computation of diluted net income per common share because the options’ exercise price was greater than the average market price of the common stock. There were no outstanding options to purchase shares of common stock that were excluded from the computation of diluted earnings per share for the three month period ended March 31, 2014.

Note F – Employee Benefit Plans

Net periodic benefit income for the pension plans included the following components for the three months ended March 31:

	Pension Benefits
	2015	2014
	(in thousands)
Service cost	$2,387	$1,909
Interest cost	24,612	25,502
Expected return on plan assets	(37,647)	(36,197)
Amortization of prior service credit	(141)	(464)
Amortization of actuarial loss	9,613	6,595

Net periodic benefit income	$(1,176)	$(2,655)

Pension benefits also include amounts related to a supplemental retirement plan. During the three months ended March 31, 2015, the Company made a $38.7 million contribution to the pension plan.

Note G – Guarantees

The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantees. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At March 31, 2015, the Company was in compliance with all such covenants.

At March 31, 2015, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $293.9 million. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

As of March 31, 2015, the Company has recognized certain assets and liabilities amounting to $31.0 million each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets.

Note H – Fair Value of Financial Instruments

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit approximate their respective fair values based on the short-term nature of these instruments. At March 31, 2015, the carrying value and the fair value of fixed rate debt were approximately $500.0 million and $507.5 million, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. The carrying value of the fixed rate debt is included in “Long-term debt” in the accompanying condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements

Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission (SEC) or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, the Company’s ability to successfully implement its business initiatives in each of its four business segments, slowing demand for the Company’s products, changes in general economic conditions, including, unemployment, inflation or deflation, high energy costs, uncertain credit markets and other macro-economic conditions, the ability to maintain favorable vendor arrangements and relationships, disruptions in our vendors’ operations, competitive product, service and pricing pressures, the Company’s ability to successfully integrate its acquired businesses, the uncertainties and costs of litigation, disruptions caused by a failure or breach of the Company’s information systems, as well as other risks and uncertainties discussed in the Company’s Annual Report on Form 10-K for 2014 and from time to time in the Company’s subsequent filings with the SEC.

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent reports on Forms 10-K, 10-Q, 8-K and other reports to the SEC.

Overview

Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the three months ended March 31, 2015, business was conducted throughout the United States, Canada, Australia, New Zealand, Mexico and Puerto Rico from approximately 2,600 locations.

For the three months ended March 31, 2015, the Company recorded consolidated net income of $161.0 million compared to consolidated net income of $157.5 million, an increase of 2% from the same three month period in the prior year.

The Company continues to focus on a variety of initiatives to facilitate continued growth including strategic acquisitions, the introduction of new and expanded product lines, geographic expansion, sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives.

Sales

Sales for the three months ended March 31, 2015 were $3.74 billion, an increase of 3% compared to $3.62 billion for the same period in the previous year.

Sales for the Automotive Parts Group remained flat for the three months ended March 31, 2015 as compared to the same period in the previous year. This group’s revenues for the three months ended March 31, 2015 consisted of approximately 3% organic sales growth and a less than 1% increase from acquisitions, offset by a negative foreign currency impact of approximately 4% associated with the sales from our businesses located throughout Australia, Canada and Mexico. In the quarters ahead, we anticipate continued underlying sales growth in the Automotive Parts Group due primarily to the Company’s initiatives to drive organic growth.

The Industrial Products Group’s sales increased by 3% for the three month period ended March 31, 2015 as compared to the same period in 2014. The sales increase for the three month period ended March 31, 2015 reflects an approximate 1% accretive impact from the Company’s acquisitions and organic sales growth of 3%, offset by a negative 1% foreign currency impact. The Industrial Products Group experienced moderating demand patterns in the three months ended March 31, 2015. However, we expect the current industry conditions, as well as internal sales initiatives and acquisitions, to support continued revenue growth for this group in the quarters ahead.

Sales for the Office Products Group increased 17% for the three months ended March 31, 2015, as compared to the same period in 2014. The increase in this group’s revenues for the quarter ended March 31, 2015 reflects an approximate 6% accretive impact of acquisitions and 11% organic sales growth. We expect internal sales initiatives and acquisitions to support revenue growth for this group in the quarters ahead despite the industry-wide slowdown in office product consumption.

Sales for the Electrical/Electronic Materials Group increased 1% for the three months ended March 31, 2015 as compared to the same period in 2014. The increase in this group’s revenues for the quarter ended March 31, 2015 reflects an approximate 6% accretive impact of the Company’s acquisitions, net of a 4% decrease in organic sales and a 1% negative impact of copper pricing. Our focused growth initiatives should enable this group to report gradual organic revenue improvement and moderate revenue increases from their recently completed acquisitions in the quarters ahead.

Industry pricing was basically flat in each of the Automotive, Industrial Products and Electrical\Electronic Materials segments and increased by approximately 1% in the Office Products segment for the three month period ended March 31, 2015.

Cost of Goods Sold/Expenses

Cost of goods sold for the first quarter of 2015 was $2.62 billion, a 3% increase from $2.54 billion for the first quarter of 2014. As a percentage of net sales, cost of goods sold increased to 70.2% of net sales for the three month period ended March 31, 2015, as compared to 70.1% for the same period of the prior year. The increase in cost of goods sold for the three month period ended March 31, 2015 primarily relates to the sales increase for this period as compared to the same three month period of the prior year. The Company’s cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers and retail stores, vendor income and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor income or vendor pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures and (iv) physical inventory and LIFO adjustments.

Total operating expenses of $861.4 million decreased to 23.1% of net sales for the first quarter of 2015 compared to $840.7 million, or 23.2% of sales for the same period of the prior year. We continue to focus on effectively managing the costs in our business with ongoing investments in technology and supply chain initiatives primarily associated with freight and logistics.

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

Operating Profit

Operating profit increased to $290.4 million for the three months ended March 31, 2015, compared to $282.6 million for the same three month period of the prior year, and as a percentage of net sales, remained unchanged at 7.8%. The increase in operating profit for the three month period ended March 31, 2015 is relatively consistent with the change in sales.

The Automotive Parts Group’s operating profit increased marginally in the first quarter of 2015 and its operating profit margin remained unchanged at 7.9%, as compared to the same three month period of the prior year. The Industrial Products Group’s operating profit increased 6% in the first quarter of 2015 compared to the same three month period of 2014, and the operating profit margin for this group increased to 7.4% compared to 7.3% for the same period of the previous year. The Office Products Group’s operating profit increased 8% in the first quarter of 2015 compared to the same three month period in 2014, and the operating profit margin for this group decreased to 7.4% compared to 8.1% for the same three month period of 2014, primarily due to the impact of changes in customer mix. The Electrical/Electronic Materials Group reported a slight decrease in operating profit in the first quarter, and its operating profit margin decreased to 8.5% compared to 8.6% in the same three month period ended March 31, 2014.

Income Taxes

The effective income tax rate increased to 35.9% for the three month period ended March 31, 2015, compared to 35.5% for the same period in 2014. The rate increase in the three month period ended March 31, 2015 reflects the higher mix of U.S. earnings, taxed at a higher rate relative to our foreign operations, and the less favorable non-taxable retirement plan valuation relative to the same three month period ended March 31, 2014.

Net Income

Net income for the three months ended March 31, 2015 was $161.0 million, an increase of 2%, as compared to $157.5 million for the same three month period of 2014. On a per share diluted basis, net income was $1.05, an increase of 3% as compared to $1.02 for the first quarter of 2014.

Financial Condition

The Company’s cash balance of $166.5 million at March 31, 2015 increased $28.8 million or 21% from December 31, 2014. For the three months ended March 31, 2015, the Company has used $30.1 million for acquisitions and other investing activities, $88.0 million for dividends paid to the Company’s shareholders, $16.4 million for investments in the Company via capital expenditures and $84.3 million for share repurchases. These items were more than offset by the Company’s earnings and net proceeds from debt.

Accounts receivable increased $105.9 million or 6% from December 31, 2014, which is due to the Company’s overall sales increase and acquisitions. Inventory decreased $36.6 million or 1% compared to the inventory balance at December 31, 2014, as inventory from acquisitions was marginally offset by planned inventory reductions. Accounts payable increased $53.7 million or 2% from December 31, 2014, primarily due to acquisitions and more favorable payment terms negotiated with our vendors in the three month period ended March 31, 2015. The Company’s debt is discussed below.

Liquidity and Capital Resources

Total debt increased $128.2 million, or 17%, from December 31, 2014, due to incremental borrowings under the Company’s $850 million unsecured revolving line of credit primarily related to the Company’s acquisitions and share repurchases. The line of credit matures in September 2017 and bears interest at LIBOR plus various margins, which are based on the Company’s leverage ratio. At March 31, 2015, $393.7 million was outstanding under the line of credit.

The remaining debt outstanding is at fixed rates of interest and remains unchanged at $500.0 million as of March 31, 2015, compared to December 31, 2014. The fixed rate debt is comprised of two notes of $250.0 million each, due in November 2016 and December 2023, carrying an interest rate of 3.35% and 2.99%, respectively. At March 31, 2015, the Company was in compliance with all covenants connected with these borrowings.

The ratio of current assets to current liabilities was 1.5 to 1 at March 31, 2015, as compared to 1.6 to 1 at December 31, 2014.

The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including share repurchases, if any, for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposures are the Australian dollar, Canadian dollar and Mexican peso, which are the functional currencies of our Australia, Canada and Mexico operations, respectively. As previously noted under “Sales,” foreign currency exchange exposure, particularly in regard to the Australian dollar and Canadian dollar, negatively impacted our results for the three month period ended March 31, 2015. There have been no other material changes in market risk from the information provided in the Company’s 2014 Annual Report on Form10-K.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2014 Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2015 through January 31, 2015	541,023	$100.27	460,272	9,073,251

February 1, 2015 through February 28, 2015	125,081	$95.92	80,210	8,993,041

March 1, 2015 through March 31, 2015	351,508	$93.75	329,500	8,663,541

Totals	1,017,612	$97.48	869,982	8,663,541

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
(2)	On November 17, 2008, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 8.7 million shares authorized in the 2008 plan remain available to be repurchased by the Company. There were no other publicly announced plans as of March 31, 2015.

Item 6. Exhibits

(a) The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	By-Laws of the Company, as amended and restated November 18, 2013 (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 18, 2013)

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer – filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer – filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer – furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer – furnished herewith

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three month periods ended March 31, 2015 and 2014; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (iv) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: May 7, 2015	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)