Form 10-Q
period 2015-06-30
GENUINE PARTS CO
filed 2015-08-07
CIK 40987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, $1.00 par value per share	151,597,258 Shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$223,840	$137,730
Trade accounts receivable, less allowance for doubtful accounts (2015 – $15,947; 2014 – $11,836)	2,008,445	1,872,365
Merchandise inventories, net – at lower of cost or market	3,025,165	3,043,848
Prepaid expenses and other current assets	506,070	538,582

TOTAL CURRENT ASSETS	5,763,520	5,592,525
Goodwill	845,910	839,075
Other intangible assets, less accumulated amortization	536,856	547,515
Deferred tax assets	139,928	145,331
Other assets	486,885	451,690
Property, plant and equipment, less accumulated depreciation (2015 – $896,278; 2014 – $869,083)	640,534	670,102

TOTAL ASSETS	$8,413,633	$8,246,238

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$2,743,444	$2,554,759
Current portion of debt	350,000	265,466
Dividends payable	93,496	88,039
Income taxes payable	1,069	918
Other current liabilities	679,613	674,933

TOTAL CURRENT LIABILITIES	3,867,622	3,584,115
Long-term debt	500,000	500,000
Pension and other post–retirement benefit liabilities	261,783	329,531
Deferred tax liabilities	68,428	72,479
Other long-term liabilities	460,302	447,749
EQUITY:
Preferred stock, par value – $1 per share
Authorized – 10,000,000 shares – None issued	-0-	-0-
Common stock, par value – $1 per share
Authorized – 450,000,000 shares - Issued – 2015 – 151,709,459; 2014 – 153,113,042	151,709	153,113
Additional paid-in capital	34,309	26,414
Retained earnings	3,867,298	3,841,932
Accumulated other comprehensive loss	(809,501)	(720,211)

TOTAL PARENT EQUITY	3,243,815	3,301,248
Noncontrolling interests in subsidiaries	11,683	11,116

TOTAL EQUITY	3,255,498	3,312,364

TOTAL LIABILITIES AND EQUITY	$8,413,633	$8,246,238

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited) (in thousands, except per share data)
Net sales	$3,940,401	$3,908,387	$7,676,452	$7,533,284
Cost of goods sold	2,762,071	2,729,219	5,385,303	5,269,486

Gross profit	1,178,330	1,179,168	2,291,149	2,263,798
Operating expenses:
Selling, administrative, and other expenses	832,610	832,205	1,658,164	1,636,006
Depreciation and amortization	35,603	36,783	71,487	73,640

	868,213	868,988	1,729,651	1,709,646
Income before income taxes	310,117	310,180	561,498	554,152
Income taxes	114,744	112,453	205,115	198,941

Net income	$195,373	$197,727	$356,383	$355,211

Basic net income per common share	$1.28	$1.29	$2.34	$2.31

Diluted net income per common share	$1.28	$1.28	$2.33	$2.30

Dividends declared per common share	$.615	$.575	$1.23	$1.15

Weighted average common shares outstanding	152,134	153,463	152,394	153,595
Dilutive effect of stock options and non-vested restricted stock awards	855	1,069	880	1,063

Weighted average common shares outstanding – assuming dilution	152,989	154,532	153,274	154,658

Comprehensive income	$213,554	$240,074	$267,093	$401,451

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
	(unaudited) (in thousands)
OPERATING ACTIVITIES:
Net income	$356,383	$355,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,487	73,640
Share-based compensation	8,646	7,855
Excess tax benefits from share-based compensation	(5,300)	(5,948)
Changes in operating assets and liabilities	22,892	(63,656)

NET CASH PROVIDED BY OPERATING ACTIVITIES	454,108	367,102
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(37,464)	(39,923)
Acquisitions and other investing activities	(80,140)	(178,889)

NET CASH USED IN INVESTING ACTIVITIES	(117,604)	(218,812)
FINANCING ACTIVITIES:
Proceeds from debt	1,634,587	1,246,613
Payments on debt	(1,552,554)	(1,214,169)
Share-based awards exercised, net of taxes paid	(5,914)	(6,754)
Excess tax benefits from share-based compensation	5,300	5,948
Dividends paid	(181,883)	(171,171)
Purchases of stock	(145,219)	(53,769)

NET CASH USED IN FINANCING ACTIVITIES	(245,683)	(193,302)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,711)	982

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	86,110	(44,030)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	137,730	196,893

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$223,840	$152,863

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the six month period ended June 30, 2015 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements covered by this quarterly report were issued.

Note B – Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net sales:
Automotive	$2,103,126	$2,110,396	$4,001,634	$4,008,911
Industrial	1,188,031	1,209,235	2,369,854	2,352,509
Office products	477,755	418,785	968,053	836,883
Electrical/electronic materials	194,701	188,034	376,747	368,365
Other	(23,212)	(18,063)	(39,836)	(33,384)

Total net sales	$3,940,401	$3,908,387	$7,676,452	$7,533,284

Operating profit:
Automotive	$207,443	$206,683	$358,084	$356,793
Industrial	88,876	95,428	176,645	178,478
Office products	34,501	31,183	71,025	65,129
Electrical/electronic materials	18,568	16,463	34,031	31,992

Total operating profit	349,388	349,757	639,785	632,392
Interest expense, net	(5,674)	(6,224)	(11,001)	(12,430)
Other intangible assets amortization	(8,796)	(8,498)	(17,400)	(17,374)
Other, net	(24,801)	(24,855)	(49,886)	(48,436)

Income before income taxes	$310,117	$310,180	$561,498	$554,152

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net income	$195,373	$197,727	$356,383	$355,211
Other comprehensive income (loss):
Foreign currency translation	12,315	38,537	(100,994)	38,639
Pension and other post-retirement benefit adjustments:
Recognition of prior service credit, net of tax	(241)	(493)	(481)	(980)
Recognition of actuarial loss, net of tax	6,107	4,303	12,185	8,581

Total other comprehensive income (loss)	18,181	42,347	(89,290)	46,240

Comprehensive income	$213,554	$240,074	$267,093	$401,451

The following tables present the changes in accumulated other comprehensive loss by component for the six months ended June 30:

	2015
	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1	$(533,213)	$(186,998)	$(720,211)
Other comprehensive loss before reclassifications, net of tax	—	(100,994)	(100,994)
Amounts reclassified from accumulated other comprehensive loss, net of tax	11,704	—	11,704

Net current period other comprehensive income (loss)	11,704	(100,994)	(89,290)

Ending balance, June 30	$(521,509)	$(287,992)	$(809,501)

	2014
	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1	$(360,036)	$(37,619)	$(397,655)
Other comprehensive income before reclassifications, net of tax	—	38,639	38,639
Amounts reclassified from accumulated other comprehensive loss, net of tax	7,601	—	7,601

Net current period other comprehensive income	7,601	38,639	46,240

Ending balance, June 30	$(352,435)	$1,020	$(351,415)

The accumulated other comprehensive loss components related to the pension benefits are included in the computation of net periodic benefit income in the employee benefit plans footnote.

Note D – Recently Issued Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model to specifically (i) modify the evaluation of whether limited partnership and similar legal entities are variable interest entities (“VIEs”), (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. ASU 2015-02 will be effective for the Company’s interim and annual periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Note E – Credit Facility

The Company entered into a multi-currency Syndicated Facility Agreement (the “Syndicated Facility”) on September 11, 2012, which included an $850.0 million unsecured revolving line of credit with an option to increase the borrowing capacity by an additional $350.0 million and was scheduled to mature in September 2017. On June 19, 2015, the Company amended the Syndicated Facility. The amendment increased the borrowing capacity to $1.2 billion, while retaining the Company’s option for a $350.0 million increase, and extended the maturity date to June 2020 with two optional one year extensions. There were no changes to the interest rate or financial covenants. At June 30, 2015, approximately $350.0 million was outstanding under the Syndicated Facility and the Company was in compliance with all covenants thereunder.

Note F – Share-Based Compensation

As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in its 2014 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At June 30, 2015, total compensation cost related to nonvested awards not yet recognized was approximately $42.3 million, as compared to $28.8 million at December 31, 2014. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for SARs and RSUs outstanding at June 30, 2015 was approximately $127.7 million. At June 30, 2015, the aggregate intrinsic value for SARs and RSUs vested totaled approximately $75.3 million, and the weighted-average contractual life for outstanding and exercisable SARs and RSUs was approximately six and five years, respectively. For the six months ended June 30, 2015, $8.6 million of share-based compensation cost was recorded, as compared to $7.9 million for the same period in the prior year. On April 1, 2015, the Company granted approximately 711,000 SARs and 176,000 RSUs.

Options to purchase approximately 1.3 million and 1.1 million shares of common stock were outstanding but excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2015, as compared to approximately 0.7 million and 0.4 million shares for the three and six month periods ended June 30, 2014, respectively. These options were excluded from the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of the common stock.

Note G – Employee Benefit Plans

Net periodic benefit income for the pension plans included the following components for the three months ended June 30:

	Pension Benefits
	2015	2014
	(in thousands)
Service cost	$2,403	$1,927
Interest cost	24,631	25,530
Expected return on plan assets	(37,675)	(36,234)
Amortization of prior service credit	(141)	(468)
Amortization of actuarial loss	9,628	6,613

Net periodic benefit income	$(1,154)	$(2,632)

Net periodic benefit income for the pension plans included the following components for the six months ended June 30:

	Pension Benefits
	2015	2014
	(in thousands)
Service cost	$4,790	$3,836
Interest cost	49,243	51,032
Expected return on plan assets	(75,322)	(72,431)
Amortization of prior service credit	(282)	(932)
Amortization of actuarial loss	19,241	13,208

Net periodic benefit income	$(2,330)	$(5,287)

Pension benefits also include amounts related to a supplemental retirement plan. During the six months ended June 30, 2015, the Company made a $38.7 million contribution to the pension plan.

Note H – Guarantees

The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantees. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At June 30, 2015, the Company was in compliance with all such covenants.

At June 30, 2015, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $299.4 million. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantees. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

As of June 30, 2015, the Company has recognized certain assets and liabilities amounting to $31.0 million each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets.

Note I – Fair Value of Financial Instruments

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit approximate their respective fair values based on the short-term nature of these instruments. At June 30, 2015, the carrying value and the fair value of fixed rate debt were approximately $500.0 million and $497.2 million, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. The carrying value of the fixed rate debt is included in “Long-term debt” in the accompanying condensed consolidated balance sheets.

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

Forward-Looking Statements

Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission (SEC) or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, the Company’s ability to successfully implement its business initiatives in each of its four business segments, slowing demand for the Company’s products, changes in general economic conditions, including, unemployment, inflation or deflation, exchange rates, high energy costs, uncertain credit markets and other macro-economic conditions, the ability to maintain favorable vendor arrangements and relationships, disruptions in our vendors’ operations, competitive product, service and pricing pressures, the Company’s ability to successfully integrate its acquired businesses, the uncertainties and costs of litigation, disruptions caused by a failure or breach of the Company’s information systems, as well as other risks and uncertainties discussed in the Company’s Annual Report on Form 10-K for 2014 and from time to time in the Company’s subsequent filings with the SEC.

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent reports on Forms 10-K, 10-Q, 8-K and other reports to the SEC.

Overview

Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the three months ended June 30, 2015, business was conducted throughout the United States, Canada, Australia, New Zealand, Mexico and Puerto Rico from approximately 2,600 locations.

For the three months ended June 30, 2015, the Company recorded consolidated net income of $195.4 million compared to consolidated net income of $197.7 million, a decrease of 1% from the same three month period in the prior year. For the six months ended June 30, 2015, we recorded consolidated net income of $356.4 million, a slight increase as compared to consolidated net income of $355.2 million in the same six month period of the prior year.

The Company continues to focus on a variety of initiatives to facilitate continued growth including strategic acquisitions, the introduction of new and expanded product lines, geographic expansion, sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives.

Sales

Sales for the three months ended June 30, 2015 were $3.94 billion, an increase of 1% compared to $3.91 billion for the same period in the previous year. For the six months ended June 30, 2015, sales were $7.68 billion, an increase of 2% compared to $7.53 billion in the same period of the prior year.

Sales for the Automotive Parts Group remained flat for the three and six months ended June 30, 2015, as compared to the same periods in the previous year. This group’s revenues for the six months ended June 30, 2015 consisted of approximately 4% organic sales growth, offset by a negative foreign currency impact of approximately 4% associated with the sales from our businesses located throughout Australia, Canada and Mexico. In the quarters ahead, we anticipate continued underlying sales growth in the Automotive Parts Group due primarily to the Company’s initiatives to drive organic growth.

The Industrial Products Group’s sales decreased by 2% for the three month period ended June 30, 2015, as compared to the same period in 2014. The decrease in this group’s revenues for the quarter ended June 30, 2015 reflects an approximate 2% decrease in organic growth and a 1% accretive impact of acquisitions, which was offset by a 1% currency headwind. This group’s approximate 1% sales increase for the six month period ended June 30, 2015 reflects a 1% increase from organic sales growth and a 1% contribution from acquisitions, which was equally offset by a currency headwind of approximately 1%. The moderating demand patterns experienced by this group in the first quarter of 2015 declined further in the three months ended June 30, 2015. We expect the sales environment to remain challenging for this group throughout the remainder of 2015.

Sales for the Office Products Group increased 14% for the three months ended June 30, 2015, as compared to the same period in 2014. The increase in this group’s revenues for the quarter ended June 30, 2015 reflects an approximate 5% accretive impact of acquisitions and 9% organic sales growth. For the six months ended June 30, 2015, this group’s revenues increased 16% due to a 10% increase in organic growth and a 6% accretive impact from acquisitions. We expect our internal sales initiatives, including acquisitions, to support revenue growth for this group in the quarters ahead despite the industry-wide slowdown in office product consumption.

Sales for the Electrical/Electronic Materials Group increased 3.5% for the three months ended June 30, 2015 as compared to the same period in 2014. The increase in this group’s revenues for the quarter ended June 30, 2015 reflects an approximate 6% accretive impact of the Company’s acquisitions, net of a 2% decrease in organic sales and a 0.5% negative impact of copper pricing. For the six months ended June 30, 2015, this group’s revenues increased 2%, and reflects an approximate 6% accretive impact of the Company’s acquisitions, net of a 3% decrease in organic sales and a 1% negative impact of copper pricing. Our focused growth initiatives, including acquisitions, should enable this group to report gradually improving revenue trends in the quarters ahead.

For the six month period ended June 30, 2015, industry pricing was flat in the Automotive segment, increased by approximately 1% in the Industrial Products and Office Products segments and decreased approximately 1% in the Electrical\Electronic Materials segment.

Cost of Goods Sold/Expenses

Cost of goods sold for the three months ended June 30, 2015 was $2.76 billion, a 1% increase from $2.73 billion for the same period in 2014. As a percentage of net sales, cost of goods sold increased to 70.1% for the three month period ended June 30, 2015, as compared to 69.8% for the same period of the prior year. For the six months ended June 30, 2015, cost of goods sold was $5.39 billion, a 2% increase from $5.27 billion for the same period last year, and as a percent of sales increased to 70.2% compared to 70.0%. The increase in cost of goods sold for the three and six month periods ended June 30, 2015 primarily relates to the sales increase for these respective periods, as compared to the same three and six month periods of the previous year. The increase, as a percentage of net sales for the three and six month periods ended June 30, 2015, relates to the ongoing change in customer sales mix, as well as lower volume incentives relative to the same periods of the prior year. The Company’s cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers and retail stores, vendor income and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor income or vendor pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures, (iv) physical inventory and LIFO adjustments, and (v) changes in foreign currency exchange rates.

Total operating expenses of $868.2 million decreased to 22.0% of net sales for the three month period ended June 30, 2015 compared to $868.9 million, or 22.2% of sales for the same period of the prior year. For the six months ended June 30, 2015, these expenses totaled $1.73 billion, or 22.5% of sales, compared to $1.71 billion, or 22.7% of sales for the same period in the prior year. We continue to focus on effectively managing the costs in our business with ongoing investments in technology and supply chain initiatives primarily associated with freight and logistics.

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

Operating Profit

Operating profit decreased slightly to $349.4 million for the three months ended June 30, 2015, compared to $349.8 million for the same three month period of the prior year. As a percentage of net sales, operating profit remained unchanged at 8.9%. For the six months ended June 30, 2015, operating profit of $639.8 million decreased to 8.3% of net sales, compared to $632.4 million or 8.4% of net sales in the same period in 2014. The decrease in operating profit as a percentage of net sales for the six month period ended June 30, 2015 is primarily due to the slight decrease in our gross margin rate and lower expense leverage on current sales volume.

The Automotive Parts Group’s operating profit increased modestly in the three month period ended June 30, 2015 and its operating profit margin increased to 9.9% compared to 9.8%, as compared to the same three month period of the prior year. For the six months ended June 30, 2015, the Automotive Parts Group’s operating profit increased marginally and the operating profit margin of 8.9% remained unchanged as compared to the same six month period of 2014. The Industrial Products Group’s operating profit decreased 7% in the three month period ended June 30, 2015 compared to the same three month period of 2014, and the operating profit margin for this group decreased to 7.5% compared to 7.9% for the same period of the previous year. Operating profit for the Industrial Products Group decreased by 1% for the six month period ended June 30, 2015, compared to the same period in 2014, and the operating profit margin decreased to 7.5% compared to 7.6% for the same six month period in 2014. The decrease in operating profit margin for the three and six month periods ended June 30, 2015 is primarily due to lower sales volume and its impact on supplier incentives and expense leverage. The Office Products Group’s operating profit increased 11% for the three months ended June 30, 2015 compared to the same three month period in 2014, and the operating profit margin for this group decreased to 7.2% compared to 7.4% for the same three month period of 2014. For the six months ended June 30, 2015, the Office Products Group’s operating profit increased 9% compared to the same period of the prior year, and the operating profit margin decreased to 7.3% compared to 7.8% for the for the same period in 2014. The decrease in operating profit margin for the three and six month periods ended June 30, 2015 is primarily due to the impact of changes in customer mix. The Electrical/Electronic Materials Group reported a 13% increase in operating profit, as compared to the same three month period ended June 30, 2014, and its operating profit margin increased to 9.5% compared to 8.8% in the same three month period of the prior year. Operating profit for the Electrical/Electronic Materials Group increased by 6% for the six month period ended June 30, 2015, compared to the same period in 2014, and the operating profit margin increased to 9.0% compared to 8.7% for the same six month period in 2014. The increase in operating profit margin for the three and six month periods ended June 30, 2015 is primarily related to the positive impact of recent acquisitions and lower copper pricing.

Income Taxes

The effective income tax rate increased to 37.0% for the three month period ended June 30, 2015, compared to 36.3% for the same period in 2014. The effective income tax rate increased to 36.5% for the six month period ended June 30, 2015, compared to 35.9% for the same period in 2014. The rate increase in the three and six month periods ended June 30, 2015 reflects the higher mix of U.S. earnings, taxed at a higher rate relative to our foreign operations, and the less favorable non-taxable retirement plan valuation relative to the same three and six month periods ended June 30, 2014.

Net Income

Net income for the three months ended June 30, 2015 was $195.4 million, a decrease of 1%, as compared to $197.7 million for the same three month period of 2014. On a per share diluted basis, net income was $1.28, and unchanged as compared to the same three month period of 2014. Net income for the six months ended June 30, 2015 was $356.4 million, a marginal increase, as compared to $355.2 million for the same six month period of 2014. On a per share diluted basis, net income was $2.33, an increase of 1% as compared to $2.30 for the six month period ended June 30, 2014.

Financial Condition

The Company’s cash balance of $223.8 million at June 30, 2015 increased $86.1 million or 63% from December 31, 2014. For the six months ended June 30, 2015, the Company has used $80.1 million for acquisitions and other investing activities, $181.9 million for dividends paid to the Company’s shareholders, $37.5 million for investments in the Company via capital expenditures and $145.2 million for share repurchases. These items were more than offset by the Company’s earnings and net proceeds from debt.

Accounts receivable increased $136.1 million or 7% from December 31, 2014, which is due to the Company’s overall sales increase and acquisitions. Inventory decreased $18.7 million or 1% compared to the inventory balance at December 31, 2014, as inventory from acquisitions was marginally offset by planned inventory reductions. Accounts payable increased $188.7 million or 7% from December 31, 2014, primarily due to acquisitions and more favorable payment terms negotiated with our vendors in the six month period ended June 30, 2015. The Company’s debt is discussed below.

Liquidity and Capital Resources

Total debt increased $84.5 million, or 11%, from December 31, 2014, due to incremental borrowings under the Company’s unsecured revolving line of credit primarily related to the Company’s acquisitions and share repurchases. On June 19, 2015, the Company amended the Syndicated Facility. The amendment increased the borrowing capacity from $850.0 million to $1.2 billion, while retaining the Company’s option for a $350.0 million increase, and extended the maturity date to June 2020 with two optional one year extensions. The line of credit bears interest at LIBOR plus various margins, which are based on the Company’s leverage ratio. At June 30, 2015, $350.0 million was outstanding under the line of credit.

The remaining debt outstanding is at fixed rates of interest and remains unchanged at $500.0 million as of June 30, 2015, compared to December 31, 2014. The fixed rate debt is comprised of two notes of $250.0 million each, due in November 2016 and December 2023, carrying an interest rate of 3.35% and 2.99%, respectively. At June 30, 2015, the Company was in compliance with all covenants connected with these borrowings.

The ratio of current assets to current liabilities was 1.5 to 1 at June 30, 2015, as compared to 1.6 to 1 at December 31, 2014.

The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including discretionary share repurchases, if any, for the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposures are the Australian dollar, Canadian dollar and Mexican peso, which are the functional currencies of our Australia, Canada and Mexico operations, respectively. As previously noted under “Sales,” foreign currency exchange exposure, particularly in regard to the Australian dollar and Canadian dollar, negatively impacted our results for the three and six month periods ended June 30, 2015. There have been no other material changes in market risk from the information provided in the Company’s 2014 Annual Report on Form10-K.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2015 through April 30, 2015	174,967	$91.80	145,140	8,518,401
May 1, 2015 through May 31, 2015	204,742	$91.74	174,453	8,343,948
June 1, 2015 through June 30, 2015	392,363	$90.42	351,127	7,992,821
Totals	772,072	$91.08	670,720	7,992,821

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
(2)	On November 17, 2008, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 8.0 million shares authorized in the 2008 plan remain available to be repurchased by the Company. There were no other publicly announced plans as of June 30, 2015.

Item 6.	Exhibits

(a) The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	By-Laws of the Company, as amended and restated November 18, 2013 (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 18, 2013)

Exhibit 10.1	Second Amendment to Syndicated Facility Agreement dated June 19, 2015 - filed herewith

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer – filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer – filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer – furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer – furnished herewith

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six month periods ended June 30, 2015 and 2014; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (iv) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: August 7, 2015	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)