Form 10-Q
period 2015-09-30
GENUINE PARTS CO
filed 2015-11-06
CIK 40987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2015
Common Stock, $1.00 par value per share	150,763,224 Shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$199,294	$137,730
Trade accounts receivable, less allowance for doubtful accounts (2015 – $16,251; 2014 – $11,836)	1,963,158	1,872,365
Merchandise inventories, net – at lower of cost or market	2,967,724	3,043,848
Prepaid expenses and other current assets	493,306	538,582

TOTAL CURRENT ASSETS	5,623,482	5,592,525
Goodwill	815,473	839,075
Other intangible assets, less accumulated amortization	512,958	547,515
Deferred tax assets	136,618	145,331
Other assets	486,136	451,690
Property, plant and equipment, less accumulated depreciation (2015 – $899,927; 2014 – $869,083)	628,461	670,102

TOTAL ASSETS	$8,203,128	$8,246,238

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$2,851,022	$2,554,759
Current portion of debt	125,000	265,466
Dividends payable	92,905	88,039
Income taxes payable	6,643	918
Other current liabilities	688,498	674,933

TOTAL CURRENT LIABILITIES	3,764,068	3,584,115
Long-term debt	500,000	500,000
Pension and other post–retirement benefit liabilities	248,709	329,531
Deferred tax liabilities	62,419	72,479
Other long-term liabilities	456,908	447,749
EQUITY:
Preferred stock, par value – $1 per share
Authorized – 10,000,000 shares – None issued	-0-	-0-
Common stock, par value – $1 per share
Authorized – 450,000,000 shares - Issued and Outstanding – 2015 – 150,763,224; 2014 – 153,113,042	150,763	153,113
Additional paid-in capital	39,206	26,414
Retained earnings	3,883,403	3,841,932
Accumulated other comprehensive loss	(914,586)	(720,211)

TOTAL PARENT EQUITY	3,158,786	3,301,248
Noncontrolling interests in subsidiaries	12,238	11,116

TOTAL EQUITY	3,171,024	3,312,364

TOTAL LIABILITIES AND EQUITY	$8,203,128	$8,246,238

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(unaudited) (in thousands, except per share data)
Net sales	$3,921,802	$3,985,909	$11,598,254	$11,519,193
Cost of goods sold	2,752,577	2,802,487	8,137,880	8,071,973

Gross profit	1,169,225	1,183,422	3,460,374	3,447,220
Operating expenses:
Selling, administrative, and other expenses	834,372	850,156	2,492,537	2,486,162
Depreciation and amortization	34,278	34,983	105,764	108,623

	868,650	885,139	2,598,301	2,594,785
Income before income taxes	300,575	298,283	862,073	852,435
Income taxes	112,559	107,767	317,674	306,708

Net income	$188,016	$190,516	$544,399	$545,727

Basic net income per common share	$1.24	$1.25	$3.58	$3.56

Diluted net income per common share	$1.24	$1.24	$3.56	$3.53

Dividends declared per common share	$.615	$.575	$1.845	$1.725

Weighted average common shares outstanding	151,354	153,018	152,043	153,401
Dilutive effect of stock options and non-vested restricted stock awards	789	1,080	847	1,062

Weighted average common shares outstanding – assuming dilution	152,143	154,098	152,890	154,463

Comprehensive income	$82,931	$95,077	$350,024	$496,528

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(unaudited) (in thousands)
OPERATING ACTIVITIES:
Net income	$544,399	$545,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,764	108,623
Share-based compensation	13,582	12,641
Excess tax benefits from share-based compensation	(5,381)	(7,269)
Changes in operating assets and liabilities	237,623	(70,399)

NET CASH PROVIDED BY OPERATING ACTIVITIES	895,987	589,323
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(61,994)	(73,785)
Acquisitions and other investing activities	(115,414)	(275,295)

NET CASH USED IN INVESTING ACTIVITIES	(177,408)	(349,080)
FINANCING ACTIVITIES:
Proceeds from debt	2,537,224	2,032,550
Payments on debt	(2,680,191)	(1,974,581)
Share-based awards exercised, net of taxes paid	(6,030)	(8,266)
Excess tax benefits from share-based compensation	5,381	7,269
Dividends paid	(275,379)	(259,365)
Purchases of stock	(225,175)	(95,546)

NET CASH USED IN FINANCING ACTIVITIES	(644,170)	(297,939)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(12,845)	(3,660)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	61,564	(61,356)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	137,730	196,893

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$199,294	$135,537

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the nine month period ended September 30, 2015 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements covered by this quarterly report were issued.

Note B – Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net sales:
Automotive	$2,064,099	$2,099,518	$6,065,733	$6,108,429
Industrial	1,170,252	1,220,539	3,540,106	3,573,048
Office products	510,825	496,572	1,478,878	1,333,455
Electrical/electronic materials	196,837	193,321	573,584	561,686
Other	(20,211)	(24,041)	(60,047)	(57,425)

Total net sales	$3,921,802	$3,985,909	$11,598,254	$11,519,193

Operating profit:
Automotive	$201,986	$193,258	$560,070	$550,051
Industrial	90,081	95,262	266,726	273,740
Office products	36,406	33,318	107,431	98,447
Electrical/electronic materials	19,988	17,766	54,019	49,758

Total operating profit	348,461	339,604	988,246	971,996
Interest expense, net	(5,055)	(6,283)	(16,056)	(18,713)
Other intangible assets amortization	(8,545)	(8,947)	(25,945)	(26,321)
Other, net	(34,286)	(26,091)	(84,172)	(74,527)

Income before income taxes	$300,575	$298,283	$862,073	$852,435

Net sales by segment exclude the effect of certain discounts, incentives and freight billed to customers. The line item “Other” represents the net effect of the discounts, incentives and freight billed to customers, which is reported as a component of net sales in the Company’s condensed consolidated statements of income and comprehensive income.

Note C – Other Comprehensive Loss

The difference between comprehensive income and net income was due to foreign currency translation adjustments and pension and other post-retirement benefit adjustments, as summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net income	$188,016	$190,516	$544,399	$545,727
Other comprehensive loss:
Foreign currency translation	(110,874)	(94,957)	(211,868)	(56,318)
Pension and other post-retirement benefit adjustments:
Recognition of prior service credit, net of tax	(240)	(490)	(721)	(1,470)
Recognition of actuarial loss, net of tax	6,029	4,424	18,214	13,005
Net actuarial loss, net of tax	—	(4,416)	—	(4,416)

Total other comprehensive loss	(105,085)	(95,439)	(194,375)	(49,199)

Comprehensive income	$82,931	$95,077	$350,024	$496,528

The following tables present the changes in accumulated other comprehensive loss by component for the nine months ended September 30:

	2015
	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1	$(533,213)	$(186,998)	$(720,211)
Other comprehensive loss before reclassifications, net of tax	—	(211,868)	(211,868)
Amounts reclassified from accumulated other comprehensive loss, net of tax	17,493	—	17,493

Net current period other comprehensive income (loss)	17,493	(211,868)	(194,375)

Ending balance, September 30	$(515,720)	$(398,866)	$(914,586)

	2014
	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1	$(360,036)	$(37,619)	$(397,655)
Other comprehensive loss before reclassifications, net of tax	(4,416)	(56,318)	(60,734)
Amounts reclassified from accumulated other comprehensive loss, net of tax	11,535	—	11,535

Net current period other comprehensive income (loss)	7,119	(56,318)	(49,199)

Ending balance, September 30	$(352,917)	$(93,937)	$(446,854)

The accumulated other comprehensive loss components related to the pension benefits are included in the computation of net periodic benefit income in the employee benefit plans footnote.

Note D – Recently Issued Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model to specifically (i) modify the evaluation of whether limited partnership and similar legal entities are variable interest entities (“VIEs”), (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. ASU 2015-02 will be effective for the Company’s interim and annual periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

As discussed in Note 1 of the Company’s notes to the consolidated financial statements in its 2014 Annual Report on Form 10-K, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) in May 2014. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” that deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. The FASB permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of ASU 2014-09 on the Company’s condensed consolidated financial statements and related disclosures.

Note E – Credit Facility

The Company has an amended multi-currency Syndicated Facility Agreement (the “Syndicated Facility”) dated June 19, 2015, which includes a $1.20 billion unsecured revolving line of credit with an option to increase the borrowing capacity by an additional $350.0 million and is scheduled to mature in June 2020 with two optional one year extensions. At September 30, 2015, approximately $125.0 million was outstanding under the Syndicated Facility and the Company was in compliance with all covenants thereunder.

Note F – Share-Based Compensation

As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in its 2014 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At September 30, 2015, total compensation cost related to nonvested awards not yet recognized was approximately $37.5 million, as compared to $28.8 million at December 31, 2014. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for SARs and RSUs outstanding at September 30, 2015 was approximately $105.1 million. At September 30, 2015, the aggregate intrinsic value for SARs and RSUs vested totaled approximately $59.3 million, and the weighted-average contractual lives for outstanding and exercisable SARs and RSUs were approximately six and five years, respectively. For the nine months ended September 30, 2015, $13.6 million of share-based compensation cost was recorded, as compared to $12.6 million for the same period in the prior year. On April 1, 2015, the Company granted approximately 711,000 SARs and 176,000 RSUs.

Options to purchase approximately 1.3 million and 1.2 million shares of common stock were outstanding but excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2015, as compared to approximately 0.7 million and 0.6 million shares for the three and nine month periods ended September 30, 2014, respectively. These options were excluded from the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of the common stock.

Note G – Employee Benefit Plans

Net periodic benefit income for the pension plans included the following components for the three months ended September 30:

	Pension Benefits
	2015	2014
	(in thousands)
Service cost	$2,293	$1,910
Interest cost	24,503	25,760
Expected return on plan assets	(37,487)	(36,208)
Amortization of prior service credit	(141)	(468)
Amortization of actuarial loss	9,528	6,745

Net periodic benefit income	$(1,304)	$(2,261)

Net periodic benefit income for the pension plans included the following components for the nine months ended September 30:

	Pension Benefits
	2015	2014
	(in thousands)
Service cost	$7,083	$5,746
Interest cost	73,746	76,792
Expected return on plan assets	(112,809)	(108,639)
Amortization of prior service credit	(423)	(1,400)
Amortization of actuarial loss	28,769	19,953

Net periodic benefit income	$(3,634)	$(7,548)

Pension benefits also include amounts related to a supplemental retirement plan. During the nine months ended September 30, 2015, the Company made a $38.7 million contribution to the pension plan.

Note H – Guarantees

The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantees. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At September 30, 2015, the Company was in compliance with all such covenants.

At September 30, 2015, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $309.7 million. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantees. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

As of September 30, 2015, the Company has recognized certain assets and liabilities amounting to $34.0 million each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets.

Note I – Fair Value of Financial Instruments

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit approximate their respective fair values based on the short-term nature of these instruments. At September 30, 2015, the carrying value and the fair value of fixed rate debt were approximately $500.0 million and $499.7 million, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. The carrying value of the fixed rate debt is included in “Long-term debt” in the accompanying condensed consolidated balance sheets.

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

Overview

Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the nine months ended September 30, 2015, business was conducted throughout the United States, Canada, Australia, New Zealand, Mexico and Puerto Rico from approximately 2,600 locations.

For the three months ended September 30, 2015, the Company recorded consolidated net income of $188.0 million compared to consolidated net income of $190.5 million, a decrease of 1% from the same three month period in the prior year. For the nine months ended September 30, 2015, the Company recorded consolidated net income of $544.4 million, a slight decrease as compared to consolidated net income of $545.7 million in the same nine month period of the prior year.

The Company continues to focus on a variety of initiatives to facilitate continued growth including strategic acquisitions, the introduction of new and expanded product lines, geographic expansion, sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives.

Sales

Sales for the three months ended September 30, 2015 were $3.92 billion, a decrease of 2% compared to $3.99 billion for the same period in the previous year. For the nine months ended September 30, 2015, sales were $11.60 billion, an increase of 1% compared to $11.52 billion in the same period of the prior year. Foreign currency negatively impacted sales for the three and nine month periods ended September 30, 2015 by 4% and 3%, respectively.

Sales for the Automotive Parts Group decreased 2% in the third quarter of 2015 and 1% for the nine months ended September 30, 2015, as compared to the same periods in the previous year. This group’s revenues for the three months ended September 30, 2015 consisted of approximately 4% organic growth offset by a negative 6% impact of foreign currency associated with the sales from our businesses throughout Australia, Canada and Mexico. For the nine months ended September 30, 2015, the 1% decrease in this group’s revenues was comprised of 4% organic growth, offset by an unfavorable foreign currency impact of approximately 5%. We anticipate continued underlying sales growth in the Automotive Parts Group associated with the Company’s initiatives to drive organic growth. However, this growth is expected to be partially offset by the continued negative impact of foreign currency.

The Industrial Products Group’s sales decreased by 4% for the three month period ended September 30, 2015, as compared to the same period in 2014. The decrease in this group’s revenues for the quarter ended September 30, 2015 reflects an approximate 4% decrease in organic sales and a 1% accretive impact of acquisitions, which were offset by a 1% currency headwind. This group’s approximate 1% sales decrease for the nine month period ended September 30, 2015 reflects a 1% decrease in organic sales, and a 1% contribution from acquisitions was equally offset by a currency headwind of approximately 1%. This group has experienced moderating demand patterns throughout the nine months ended September 30, 2015, and we expect the sales environment to remain challenging for this group throughout the remainder of 2015.

Sales for the Office Products Group increased 3% for the three months ended September 30, 2015, as compared to the same period in 2014. The increase in this group’s revenues for the quarter ended September 30, 2015 reflects approximately 3% in organic sales growth. For the nine months ended September 30, 2015, this group’s revenues increased 11% due to a 7% increase in organic growth and a 4% accretive impact from acquisitions. We expect our internal sales initiatives, including acquisitions, to support revenue growth for this group in the quarters ahead.

Sales for the Electrical/Electronic Materials Group increased 2% for the three months ended September 30, 2015 as compared to the same period in 2014. The increase in this group’s revenues for the quarter ended September 30, 2015 reflects an approximate 5% accretive impact of the Company’s acquisitions, net of a 2% decrease in organic sales and a 1% negative impact of copper pricing. For the nine months ended September 30, 2015, this group’s revenues increased 2%, and reflects an approximate 6% accretive impact of the Company’s acquisitions, net of a 3% decrease in organic sales and a 1% negative impact of copper pricing. Our focused growth initiatives, including acquisitions, should enable this group to report gradually improving revenue trends in the quarters ahead.

For the nine month period ended September 30, 2015, industry pricing was flat in the Automotive segment, increased by approximately 1% in the Industrial Products and Office Products segments and decreased approximately 1% in the Electrical/Electronic Materials segment.

Cost of Goods Sold/Expenses

Cost of goods sold for the three months ended September 30, 2015 was $2.75 billion, a 2% decrease from $2.80 billion for the same period in 2014. As a percentage of net sales, cost of goods sold decreased to 70.2% for the three month period ended September 30, 2015, as compared to 70.3% for the same period of the prior year. For the nine months ended September 30, 2015, cost of goods sold was $8.14 billion, a 1% increase from $8.07 billion for the same period last year, and as a percent of sales increased to 70.2% compared to 70.1%. The decrease in cost of goods sold for the three month period ended September 30, 2015 primarily relates to the sales decline in the quarter, as compared to the same three month period of the previous year. The increase in cost of goods sold for the nine month period ended September 30, 2015 correlates to the Company’s sales increase, as compared to the same nine month period of the previous year. The decrease, as a percentage of net sales for the three month period ended September 30, 2015, primarily relates to the Company’s growth margin expansion initiatives. These initiatives were partially offset by lower volume incentives earned in the Industrial Products Group due to its weakened market condition. The cost of goods sold increase as a percentage of net sales during the nine month period ended September 30, 2015, relates to the change in customer sales mix, as well as lower volume incentives relative to the same periods of the prior year. The Company’s cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers and retail stores, vendor income and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor income or vendor pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures, (iv) physical inventory and LIFO adjustments, and (v) changes in foreign currency exchange rates.

Total operating expenses of $868.7 million decreased to 22.1% of net sales for the three month period ended September 30, 2015 compared to $885.1 million, or 22.2% of sales for the same period of the prior year. For the nine months ended September 30, 2015, these expenses totaled $2.60 billion, or 22.4% of sales, compared to $2.59 billion, or 22.5% of sales for the same period in the prior year. We continue to focus on effectively managing the costs in our businesses with ongoing investments in technology and supply chain initiatives primarily associated with freight and logistics.

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

Operating Profit

Operating profit of $348.5 million increased to 8.9% of net sales for the three months ended September 30, 2015, compared to $339.6 million or 8.5% of net sales for the same three month period of the prior year. For the nine months ended September 30, 2015, operating profit of $988.2 million increased to 8.5% of net sales, compared to $972.0 million or 8.4% of net sales in the same period in 2014. The increase in operating profit as a percentage of net sales for the three and nine month periods ended September 30, 2015 is primarily due to the Company’s gross margin improvement, expense controls, as well as operating efficiency initiatives.

The Automotive Parts Group’s operating profit increased 5% in the three month period ended September 30, 2015 compared to the same period of 2014, and its operating profit margin increased to 9.8%, as compared to 9.2% in the same three month period of the prior year. For the nine months ended September 30, 2015, the Automotive Parts Group’s operating profit increased 2% compared to the same period of the prior year, and the operating profit margin increased to 9.2%, as compared to 9.0% for the same nine month period of 2014. The increase in operating profit margin for the three and nine periods ended September 30, 2015 is primarily due to improved gross margin, as well as the positive impact of cost control initiatives.

The Industrial Products Group’s operating profit decreased 5% in the three month period ended September 30, 2015 compared to the same three month period of 2014, and the operating profit margin for this group decreased to 7.7% compared to 7.8% for the same period of the previous year. Operating profit for the Industrial Products Group decreased by 3% for the nine month period ended September 30, 2015, compared to the same period in 2014, and the operating profit margin decreased to 7.5% compared to 7.7% for the same nine month period in 2014. The decrease in operating profit margin for the three and nine month periods ended September 30, 2015 is primarily due to lower sales volume and its impact on supplier incentives and expense leverage.

The Office Products Group’s operating profit increased 9% for the three months ended September 30, 2015 compared to the same three month period in 2014, and the operating profit margin for this group increased to 7.1% compared to 6.7% for the same three month period of 2014. For the nine months ended September 30, 2015, the Office Products Group’s operating profit increased 9% compared to the same period of the prior year, and the operating profit margin decreased to 7.3% compared to 7.4% for the for the same period in 2014. The increase in operating profit margin for the three month period ended September 30, 2015 is primarily due to cost savings and improved expense leverage on increased revenues, which is partially offset by changes in customer mix. The decrease in operating profit margin for the nine month period ended September 30, 2015, as compared to the same period in 2014, reflects the impact of changes in customer mix and is partially offset by improved expense leverage on increased revenues.

The Electrical/Electronic Materials Group reported a 13% increase in operating profit, as compared to the same three month period ended September 30, 2014, and its operating profit margin increased to 10.2% compared to 9.2% in the same three month period of the prior year. Operating profit for the Electrical/Electronic Materials Group increased by 9% for the nine month period ended September 30, 2015, compared to the same period in 2014, and the operating profit margin increased to 9.4% compared to 8.9% for the same nine month period in 2014. The increase in operating profit margin for the three and nine month periods ended September 30, 2015 is primarily related to the positive impact of recent acquisitions, cost savings and lower copper pricing.

Income Taxes

The effective income tax rate increased to 37.4% for the three month period ended September 30, 2015, compared to 36.1% for the same period in 2014. The effective income tax rate increased to 36.9% for the nine month period ended September 30,

2015, compared to 36.0% for the same period in 2014. The rate increase in the three and nine month periods ended September 30, 2015 reflects the higher mix of U.S. earnings, taxed at a higher rate relative to our foreign operations, and the less favorable non-taxable retirement plan valuation relative to the same three and nine month periods ended September 30, 2014.

Net Income

Net income for the three months ended September 30, 2015 was $188.0 million, a decrease of 1%, as compared to $190.5 million for the same three month period of 2014. On a per share diluted basis, net income was $1.24, and unchanged as compared to the same three month period of 2014. Net income for the nine months ended September 30, 2015 was $544.4 million, a marginal decrease, as compared to $545.7 million for the same nine month period of 2014. On a per share diluted basis, net income was $3.56, an increase of 1% as compared to $3.53 for the nine month period ended September 30, 2014.

Financial Condition

The Company’s cash balance of $199.3 million at September 30, 2015 increased $61.6 million or 45% from December 31, 2014. For the nine months ended September 30, 2015, the Company has used $115.4 million for acquisitions and other investing activities, $275.4 million for dividends paid to the Company’s shareholders, $62.0 million for investments in the Company via capital expenditures and $225.2 million for share repurchases. These items were more than offset by the Company’s earnings and net cash provided by operating activities.

Accounts receivable increased $90.8 million or 5% from December 31, 2014, which is due to the Company’s overall sales increase and acquisitions. Inventory decreased $76.1 million or approximately 3% compared to the inventory balance at December 31, 2014, as inventory from acquisitions was marginally offset by planned inventory reductions. Accounts payable increased $296.3 million or 12% from December 31, 2014, primarily due to acquisitions and more favorable payment terms negotiated with the Company’s vendors in the nine month period ended September 30, 2015. The Company’s debt is discussed below.

Liquidity and Capital Resources

Total debt decreased $140.5 million, or 18%, from December 31, 2014, as the improvement in working capital was used to reduce the Company’s current debt liability. The Company maintains a multi-currency Syndicated Facility, which includes a $1.20 billion unsecured revolving line of credit with an option to increase the borrowing capacity by an additional $350.0 million. The line of credit bears interest at LIBOR plus various margins, which are based on the Company’s leverage ratio and is scheduled to mature in June 2020 with two optional one year extensions. At September 30, 2015, $125.0 million was outstanding under the line of credit.

The remaining debt outstanding is at fixed rates of interest and remains unchanged at $500.0 million as of September 30, 2015, compared to December 31, 2014. The fixed rate debt is comprised of two notes of $250.0 million each, due in November 2016 and December 2023, carrying an interest rate of 3.35% and 2.99%, respectively. At September 30, 2015, the Company was in compliance with all covenants connected with these borrowings.

The ratio of current assets to current liabilities was 1.5 to 1 at September 30, 2015, as compared to 1.6 to 1 at December 31, 2014.

The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including discretionary share repurchases, if any, for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposures are the Australian dollar, Canadian dollar and Mexican peso, which are the functional currencies of our Australia, Canada and Mexico operations, respectively. As previously noted under “Sales,” foreign currency exchange exposure, particularly in regard to the Australian dollar and Canadian dollar, negatively impacted our results for the three and nine month periods ended September 30, 2015. There have been no other material changes in market risk from the information provided in the Company’s 2014 Annual Report on Form10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2015 through July 31, 2015	123,829	$87.35	114,200	7,878,621
August 1, 2015 through August 31, 2015	485,831	$84.76	483,486	7,395,135
September 1, 2015 through September 30, 2015	354,463	$82.42	352,017	7,043,118
Totals	964,123	$84.23	949,703	7,043,118

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
(2)	On November 17, 2008, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 7.0 million shares authorized in the 2008 plan remain available to be repurchased by the Company. There were no other publicly announced plans as of September 30, 2015.

Item 6. Exhibits

(a) The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	By-Laws of the Company, as amended and restated November 18, 2013 (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 18, 2013)

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer – filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer – filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer – furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer – furnished herewith

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine month periods ended September 30, 2015 and 2014; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (iv) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: November 6, 2015	/s/ Carol B. Yancey
Carol B. Yancey

Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)