Form 10-K
period 2015-12-31
GENUINE PARTS CO
filed 2016-02-26
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $13,180,127,000 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2016
Common Stock, $1 par value per share	149,515,598 shares

Specifically identified portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2016 are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.	BUSINESS.

Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials through our four operating segments, each described in more detail below. In 2015, business was conducted from approximately 2,650 locations throughout the United States, Canada, Mexico, Australia and New Zealand. As of December 31, 2015, the Company employed approximately 39,600 persons.

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

In Part III of this Form 10-K, we incorporate certain information by reference to our proxy statement for our 2016 annual meeting of shareholders. We expect to file that proxy statement with the SEC on or about February 26, 2016, and we will make it available online at the same time at http://www.proxydocs.com/gpc. Please refer to the proxy statement for the information incorporated by reference into Part III of this Form 10-K when it is available.

AUTOMOTIVE PARTS GROUP

The Automotive Parts Group, the largest division of the Company, distributes automotive parts and accessory items. In addition to approximately 474,000 available part numbers, the Company offers complete inventory, cataloging, marketing, training and other programs in the automotive aftermarket. The Company is the sole member of the National Automotive Parts Association (“NAPA”), a voluntary trade association formed in 1925 to provide nationwide distribution of automotive parts.

During 2015, the Company’s Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores (“auto parts stores” or “NAPA AUTO PARTS stores”) owned and operated in the United States by the Company; NAPA and Traction automotive parts distribution centers and auto parts stores in the United States and Canada owned and operated by the Company and NAPA Canada/UAP Inc. (“NAPA Canada/UAP”), a wholly-owned subsidiary of the Company; auto parts stores and distribution centers in the United States operated by corporations in which the Company owned either a noncontrolling or controlling interest; auto parts stores in Canada operated by corporations in which UAP owns a 50% interest; Repco and other automotive parts distribution centers, branches and auto parts stores in Australia and New Zealand owned and operated by GPC Asia Pacific, a wholly-owned subsidiary of the Company; import automotive parts distribution centers in the United States owned by the Company and operated by its Altrom America division; import automotive parts distribution centers in Canada owned and operated by Altrom Canada Corporation (“Altrom Canada”), a wholly-owned subsidiary of the Company; distribution centers in the United States owned by Balkamp, Inc. (“Balkamp”), a wholly-owned subsidiary of the Company; distribution facilities in the United States owned by the Company and operated by its Rayloc division; automotive parts distribution centers and automotive parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. (“Auto Todo”), a wholly-owned subsidiary of the Company; and an automotive parts distribution center and automotive parts stores in Mexico, owned and operated by Autopartes NAPA Mexico (“NAPA Mexico”), a wholly-owned subsidiary of the Company.

The Company’s network of U.S. automotive parts stores was expanded in 2015 via the acquisition of select store groups located in various regions of the United States. Additionally, the GPC Asia Pacific automotive business acquired Auto Electrics Australia (“AEA”) and Global Automotive (“Global”) in April and August, 2015, respectively. AEA is a specialist supplier of rotating electrical products, while Global has a regional network of six stores. Collectively, these new store groups and automotive businesses are expected to generate annual revenues of approximately $35 million USD.

The Company has a 15% interest in Mitchell Repair Information (“MRIC”), a subsidiary of Snap-on Incorporated. MRIC is a leading automotive diagnostic and repair information company that links North American subscribers to its services and information databases. MRIC’s core product, “Mitchell ON-DEMAND”, is a premier electronic repair information source in the automotive aftermarket.

The Company’s NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, SUVs, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes replacement parts for small engines, farm equipment and heavy duty equipment. The Company’s inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company’s domestic automotive operations purchase from approximately 100 different suppliers, approximately 49% of 2015 automotive parts inventories were purchased from 10 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers, which have protected the Company from inventory obsolescence.

Distribution System.    In 2015, the Company operated 59 domestic NAPA automotive parts distribution centers located in 40 states and approximately 1,100 domestic company-owned NAPA AUTO PARTS stores located in 45 states. The Company also operated domestically one TW Distribution heavy duty parts distribution center and 14 company-owned Traction Heavy Duty parts stores located in four states. The Traction operations are discussed further below in Related Operations. At December 31, 2015, the Company owned either a noncontrolling or controlling interest in six corporations, which operated approximately 114 auto parts stores in nine states.

The Company’s domestic distribution centers serve approximately 4,900 independently owned NAPA AUTO PARTS stores located throughout the United States. NAPA AUTO PARTS stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, these independent automotive parts stores account for approximately 63% of the Company’s total U.S. Automotive sales and 23% of the Company’s total sales, with no automotive parts store or group of automotive parts stores with individual or common ownership accounting for more than 0.31% of the total sales of the Company.

NAPA Canada/UAP, founded in 1926, is a leader in the distribution and marketing of replacement parts and accessories for automobiles and trucks and is also a significant supplier to the mining and forestry industries in Canada. NAPA Canada/UAP employs approximately 3,900 people and operates a network of 9 NAPA automotive parts distribution centers, three heavy duty parts distribution centers and one fabrication/remanufacturing facility supplying approximately 601 NAPA stores and 105 Traction wholesalers. The NAPA stores and Traction wholesalers in Canada include approximately 181 company owned stores, 12 joint ventures and 30 progressive owners in which NAPA Canada/UAP owns a 50% interest and approximately 483 independently owned stores. NAPA and Traction operations supply bannered installers and independent installers in all provinces of Canada, as well as networks of service stations and repair shops operating under the banners of national accounts. UAP is a licensee of the NAPA® name in Canada.

In Canada, Altrom Canada operates three import automotive parts distribution centers and 10 branches. In the United States, Altrom America operates two import automotive parts distribution centers.

In Australia and New Zealand, GPC Asia Pacific, originally established in 1922, is a leading distributor of automotive replacement parts and accessories. GPC Asia Pacific operates eight distribution centers, 417 Repco stores and 80 branches associated with the Ashdown Ingram, Motospecs, McLeod and RDA Brakes operations.

In Mexico, Auto Todo owns and operates 11 distribution centers, four auto parts stores and four tire centers. NAPA Mexico owns and operates one distribution center and eleven auto parts stores. Auto Todo and NAPA Mexico are licensees of the NAPA® name in Mexico.

Products.    Distribution centers have access to approximately 474,000 different parts and related supply items. Each item is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers. Most orders are filled and shipped the same day as they are received. The majority of sales are paid from statements with varied terms and conditions. The Company does not manufacture any of the products it distributes. The majority of products are distributed under the NAPA® name, a mark licensed to the Company by NAPA, which is important to the sales and marketing of these products. Traction sales also include products distributed under the HD Plus name, a proprietary line of automotive parts for the heavy duty truck market.

Related Operations.    Balkamp, a wholly-owned subsidiary of the Company, distributes a wide variety of replacement parts and accessory items for passenger cars, heavy-duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the 40,000 products, which constitute the “Balkamp” line of products that are distributed through the NAPA system. These products are categorized into over 238 different product categories purchased from approximately 438 domestic suppliers and over 100 foreign manufacturers. Balkamp has two distribution centers located in Plainfield, Indiana, and West Jordan, Utah. In addition, Balkamp operates two redistribution centers that provide the NAPA system with over 1,125 SKUs of oils and chemicals. BALKAMP®, a federally registered trademark, is important to the sales and marketing promotions of the Balkamp organization.

The Company, through its Rayloc division, operates four facilities where certain small automotive parts are distributed through the NAPA system under the NAPA® brand name. Rayloc® is a mark licensed to the Company by NAPA.

The Company’s Heavy Vehicle Parts Group operates as TW Distribution, with one warehouse location in Atlanta, Georgia, which serves 21 Traction Heavy Duty parts stores in the United States, of which 14 are company-owned and seven are independently owned. This group distributes heavy vehicle parts through the NAPA system and direct to small and large fleet owners and operators.

Segment Data.    In the year ended December 31, 2015, sales from the Automotive Parts Group were approximately 52% of the Company’s net sales, as compared to 53% in 2014 and 2013. For additional segment information, see Note 10 of Notes to Consolidated Financial Statements beginning on page F-1.

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

The Company has developed and refined an inventory classification system to determine optimum distribution center and auto parts store inventory levels for automotive parts stocking based on automotive registrations, usage rates, production statistics, technological advances and other similar factors. This system, which undergoes continuous analytical review, is an integral part of the Company’s inventory control procedures and comprises an important feature of the inventory management services that the Company makes available to its NAPA AUTO PARTS store customers. Over the last 25 years, losses to the Company from obsolescence have been insignificant and the Company attributes this to the successful operation of its classification system, which involves product return privileges with most of its suppliers.

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

NAPA.    The Company is the sole member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association and whose sole member in 2015 owned and operated 59 distribution centers located throughout the United States. NAPA develops marketing concepts and programs that may be used by its members which, at December 31, 2015, includes only the Company. It is not involved in the chain of distribution.

Among the automotive products purchased by the Company from various manufacturers for distribution are certain lines designated, cataloged, advertised and promoted as “NAPA” lines. Generally, the Company is not required to purchase any specific quantity of parts so designated and it may, and does, purchase competitive lines from the same as well as other supply sources.

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

INDUSTRIAL PARTS GROUP

The Industrial Parts Group is operated as Motion Industries, Inc. (“Motion”), a wholly-owned subsidiary of the Company headquartered in Birmingham, Alabama. Motion distributes industrial replacement parts and related supplies such as bearings, mechanical and electrical power transmission products, industrial automation, hose, hydraulic and pneumatic components, industrial and safety supplies and material handling products to MRO (maintenance, repair and operation) and OEM (original equipment manufacturer) customers throughout the United States, Canada and Mexico.

In Canada, industrial parts are distributed by Motion Industries (Canada), Inc. (“Motion Canada”). The Mexican market is served by Motion Mexico S de RL de CV (“Motion Mexico”). These organizations operate in the Company’s North American structure.

In 2015, the Industrial Parts Group served more than 150,000 customers in all types of industries located throughout North America, including the food and beverage, forest products, primary metals, pulp and paper, mining, automotive, oil and gas, petrochemical and pharmaceutical industries; as well as strategically targeted specialty industries such as power generation, wastewater treatment facilities, alternative energy, government, transportation, ports, and others. Motion services all manufacturing and processing industries with access to a database of 6.5 million parts. Additionally, Motion provides U.S. government agencies access to approximately 400,000 products and replacement parts through a Government Services Administration (GSA) schedule.

Effective February 1, 2015, Motion expanded its product and service offering in Alaska with the acquisition of Oil & Gas Supply, located in Anchorage, Alaska. We expect this business to generate $2-3 million in annual revenues.

Effective February 2, 2015, Motion acquired Miller Bearings, a regional industrial distributor of bearings, power transmission products, industrial and safety supplies, hydraulic and pneumatic components. Headquartered in Orlando, Florida, Miller operates 17 branch locations throughout the state and one distribution center. In addition, Miller has an export office providing industrial MRO products to Puerto Rico, the Dominican Republic and other Caribbean customers. Miller generates approximately $40 million in annual revenues and is operated as Miller Industrial Solutions, a division of Motion Industries.

In 2015, the Industrial Parts Group also acquired Lake Erie Abrasive and Tool (“LEAT”) and Moss Rubber. LEAT was acquired on September 1, 2015, and is a distributor of abrasive tooling for the manufacturing industry. Moss Rubber was acquired December 1, 2015, and is a distributor of industrial rubber products including hose, belting, fittings and related products. LEAT and Moss Rubber are expected to generate annual revenues of approximately $30 million and $8 million, respectively.

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

Distribution System.    In North America, the Industrial Parts Group operated 533 branches, 15 distribution centers and 46 service centers as of December 31, 2015. The distribution centers stock and distribute more than 260,000 different items purchased from more than 1,025 different suppliers. The service centers provide hydraulic, hose and mechanical repairs for customers. Approximately 33% of 2015 total industrial product purchases were made from 10 major suppliers. Sales are generated from the Industrial Parts Group’s branches located in 49 states, Puerto Rico, nine provinces in Canada, and Mexico. Each branch has warehouse facilities that stock significant amounts of inventory representative of the products used by customers in the respective market area served.

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

Segment Data.    In the year ended December 31, 2015, sales from the Company’s Industrial Parts Group approximated 30% of the Company’s net sales, as compared to 31% in 2014 and 2013. For additional segment information, see Note 10 of Notes to Consolidated Financial Statements beginning on page F-1.

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

OFFICE PRODUCTS GROUP

The Office Products Group, operated through S. P. Richards Company (“S. P. Richards” or “SPR”), a wholly-owned subsidiary of the Company, is headquartered in Atlanta, Georgia. S. P. Richards is engaged in the wholesale distribution of a broad line of office and other business related products through a diverse customer base of resellers. These products are used in homes, businesses, schools, offices, and other institutions. Office products fall into the general categories of office furniture, technology products, general office and school supplies, cleaning, janitorial and breakroom supplies, safety and security items, healthcare products and disposable food service products.

The Office Products Group is represented in Canada through S. P. Richards Canada, a wholly-owned subsidiary of the Company headquartered near Toronto, Ontario. S. P. Richards Canada services office product resellers throughout Canada from locations in Vancouver, Toronto, Calgary, Edmonton and Winnipeg.

Effective January 2, 2015, S. P. Richards acquired JAL Associates Inc. (“JAL”). JAL is a regional wholesaler of office furniture with estimated annual revenues of $12 million. This business was consolidated into SPR’s operations in Baltimore, Maryland; Cranbury, New Jersey; and Richmond, Virginia during 2015.

Effective May 1, 2015, S. P. Richards acquired the commercial products business of Dinesol Plastics, located in Niles, Ohio. This acquisition further expands SPR’s food service and janitorial product offering and is expected to generate annual revenues of approximately $3 million.

Effective October 1, 2015, S. P. Richards acquired Malt Industries (“Malt”), a leading wholesale distributor of protective apparel located in Purvis, Mississippi. Malt is expected to generate annual revenues of approximately $20 million.

Distribution System.    The Office Products Group distributes more than 62,000 items to over 6,300 resellers and distributors throughout the United States and Canada from a network of 45 distribution centers. This group’s network of strategically located distribution centers provides overnight delivery of the Company’s comprehensive product offering. Approximately 41% of the Company’s 2015 total office products purchases were made from 10 major suppliers.

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

Products.    The Office Products Group distributes technology products and consumer electronics including storage media, printer supplies, iPad, iPhone and computer accessories, calculators, shredders, laminators, copiers, printers, fitness bracelets and digital cameras; office furniture including desks, credenzas, chairs, chair mats, office suites, panel systems, file, mobile and storage cabinets and computer workstations; general office supplies including desk accessories, business forms, accounting supplies, binders, filing supplies, report covers, writing instruments, envelopes, note pads, copy paper, mailroom and shipping supplies, drafting and audiovisual supplies; school and educational products including bulletin boards, teaching aids and art supplies; healthcare products including first aid supplies, gloves, exam room supplies and furnishings, cleaners and waste containers; janitorial and cleaning supplies; safety supplies; disposable food service products; and breakroom supplies including napkins, utensils, snacks and beverages. S. P. Richards has return privileges with most of its suppliers, which have protected the Company from inventory obsolescence.

While the Company’s inventory includes products from nearly 700 of the industry’s leading manufacturers worldwide, S. P. Richards also markets products under its nine proprietary brands. These brands include: Sparco™, an economical line of office supply basics; Compucessory®, a line of computer accessories; Lorell®, a line of office furniture; NatureSaver®, an offering of recycled products; Elite Image®, a line of new and remanufactured toner cartridges, premium papers and labels; Integra™, a line of writing instruments; Genuine Joe®, a line of cleaning and breakroom products; Business Source®, a line of basic office supplies available only to independent resellers; and Lighthouse, a brand of janitorial and cleaning products offered through the GCN business. The Company’s Impact and Malt businesses also offer an additional series of proprietary brands including ProGuard® and ProMax® that are product based and solution-specific oriented. Through the Company’s FurnitureAdvantage™ program, S. P. Richards provides resellers with an additional 16,000 furniture items made available to consumers in 7 to 10 business days.

Segment Data.    In the year ended December 31, 2015, sales from the Company’s Office Products Group approximated 13% of the Company’s net sales, as compared to 11% in 2014 and 12% in 2013. For additional segment information, see Note 10 of Notes to Consolidated Financial Statements beginning on page F-1.

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

ELECTRICAL/ELECTRONIC MATERIALS GROUP

The Electrical/Electronic Materials Group, operated as EIS, Inc. (“EIS”), a wholly-owned subsidiary of the Company, is headquartered in Atlanta, Georgia. EIS distributes materials to more than 20,000 electrical and electronic manufacturers, as well as to industrial assembly and specialty wire and cable markets in North America. With 49 branch locations in the United States, Puerto Rico, the Dominican Republic, Mexico and Canada, EIS distributes over 100,000 items including wire, cable and connectivity solutions, insulating and conductive materials, assembly tools and test equipment. EIS also has seven light manufacturing facilities that provide custom fabricated parts and specialty coated materials.

Effective April 1, 2015, EIS acquired Connect Air International, Inc. (“Connect Air”) headquartered in Seattle, Washington. Connect Air is a leading North American specialty distributor of low-voltage wire and cable used in building applications, primarily HVAC (heating, ventilations and air-conditioning), security and fire alarm systems. Connect Air has six sales offices and warehouses across the United States and is expected to generate annual revenues of approximately $30 million.

Distribution System.    The Electrical/Electronic Materials Group provides distribution services to OEM’s, motor repair shops, specialty wire and cable users in market segments such as Telecom, Marine, Security and Industrial, as well as a broad variety of industrial assembly markets. EIS actively utilizes its e-commerce Internet site to present its products to customers while allowing these on-line visitors to conveniently purchase from a large product assortment.

Electrical and electronic, industrial assembly, and wire and cable products are distributed from warehouse locations in major user markets throughout the United States, as well as in Mexico, Canada, Puerto Rico, and the Dominican Republic. EIS has return privileges with some of its suppliers, which have protected the Company from inventory obsolescence.

Products.    The Electrical/Electronic Materials Group distributes a wide variety of products to customers from over 400 suppliers. These products include custom fabricated flexible materials that are used as components within a customer’s manufactured finished product in a variety of market segments. Among the products distributed and fabricated are such items as magnet wire, conductive materials, electrical wire and cable, insulating and shielding materials, assembly tools, test equipment, adhesives and chemicals, pressure sensitive tapes, solder, anti-static products, thermal management products and coated films. To meet the prompt delivery demands of its customers, this Group maintains large inventories. The majority of sales are on open account. Approximately 55% of 2015 total Electrical/Electronic Materials Group purchases were made from 10 major suppliers.

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

Segment Data.    In the years ended December 31, 2015 and 2014, sales from the Company’s Electrical/Electronic Materials Group approximated 5% of the Company’s net sales, as compared to 4% in 2013. For additional segment information, see Note 10 of Notes to Consolidated Financial Statements beginning on page F-1.

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

Furthermore, both the automotive aftermarket and the office supply industry continue to experience consolidation. Consolidation among our competitors could further enhance their financial position, provide them with the ability to provide more competitive prices to customers for whom we compete, and allow them to achieve increased efficiencies in their consolidated operations that enable them to more effectively compete for customers. If we are unable to continue to develop successful competitive strategies or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.

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

The Company’s Automotive Parts Group currently operates 59 NAPA Distribution Centers in the United States distributed among ten geographic divisions. Approximately 90% of the distribution center properties are owned by the Company. At December 31, 2015, the Company operated approximately 1,100 NAPA AUTO PARTS stores located in 45 states, and the Company owned either a noncontrolling or controlling interest in 114 additional auto parts stores in nine states. Other than NAPA AUTO PARTS stores located within Company owned distribution centers, the majority of the automotive parts stores in which the Company has an ownership interest are operated in leased facilities. In addition, NAPA Canada/UAP operates 12 distribution centers, one fabrication/remanufacturing facility and approximately 193 automotive parts and Traction stores in Canada. In

Mexico, Auto Todo operates 11 distribution centers and eight automotive parts stores and tire centers, and NAPA Mexico operates one distribution center and eleven automotive parts stores. These operations in both Canada and Mexico are conducted in leased facilities. GPC Asia Pacific operates throughout Australia and New Zealand with eight distribution centers, 417 Repco stores and 80 branches associated with the Ashdown Ingram, Motospecs, McLeod and RDA Brakes operations. These distribution center, store and branch operations are conducted in leased facilities.

The Company’s Automotive Parts Group also operates four Balkamp distribution and redistribution centers, four Rayloc distribution facilities and three transfer and shipping facilities. Nearly all of the Balkamp and Rayloc operations are conducted in facilities owned by the Company. Altrom Canada operates 13 import parts distribution centers and branches, and Altrom America operates two import parts distribution centers. The Heavy Vehicle Parts Group operates one TW distribution center, which serves 21 Traction stores of which 14 are company owned and located in the U.S. These operations are conducted in leased facilities.

The Company’s Industrial Parts Group, operating through Motion and Motion Canada, operates 15 distribution centers, 46 service centers and 533 branches. Approximately 90% of these locations are operated in leased facilities.

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

The Company is subject to various legal and governmental proceedings, many involving routine litigation incidental to the businesses, including approximately 2,550 product liability lawsuits resulting from its national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts distributed by the Company. While litigation of any type contains an element of uncertainty, the Company believes that its defense and ultimate resolution of pending and reasonably anticipated claims will continue to occur within the ordinary course of the Company’s business and that resolution of these claims will not have a material effect on the Company’s business, results of operations or financial condition.

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

Market Information Regarding Common Stock

The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol “GPC”. The following table sets forth the high and low sales prices for the common stock per quarter as reported on the New York Stock Exchange and dividends per share of common stock paid during the last two fiscal years:

	Sales Price of Common Shares
	2015		2014
	High	Low	High	Low
Quarter
First	$108.07	$91.74	$90.00	$76.50
Second	94.74	89.17	89.05	83.43
Third	91.02	78.76	90.20	82.15
Fourth	92.32	79.77	109.00	84.99

	Dividends Declared per Share
	2015	2014
Quarter
First	$0.6150	$0.5750
Second	0.6150	0.5750
Third	0.6150	0.5750
Fourth	0.6150	0.5750

Stock Performance Graph

Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return on the Company’s Common Stock against the cumulative total shareholder return of the Standard and Poor’s 500 Stock Index and a peer group composite index structured by the Company as set forth below for the five year period that commenced December 31, 2010 and ended December 31, 2015. This graph assumes that $100 was invested on December 31, 2010 in Genuine Parts Company Common Stock, the S&P 500 Stock Index (the Company is a member of the S&P 500, and its cumulative total shareholder return went into calculating the S&P 500 results set forth in the graph) and the peer group composite index as set forth below and assumes reinvestment of all dividends.

Comparison of five year cumulative total shareholder return

Genuine Parts Company, S&P 500 Index and peer group composite index

Cumulative Total Shareholder Return $ at Fiscal Year End	2010	2011	2012	2013	2014	2015
Genuine Parts Company	100.00	123.27	132.23	177.90	233.78	193.71
S&P 500	100.00	102.11	118.45	156.81	178.28	180.74
Peer Index	100.00	95.67	108.60	155.29	161.38	150.26

In constructing the peer group composite index (“Peer Index”) for use in the stock performance graph above, the Company used the shareholder returns of various publicly held companies (weighted in accordance with each company’s stock market capitalization at December 31, 2010 and including reinvestment of dividends) that compete with the Company in three industry segments: automotive parts, industrial parts and office products (each group of companies included in the Peer Index as competing with the Company in a separate industry segment is hereinafter referred to as a “Peer Group”). Included in the automotive parts Peer Group are those companies making up the Dow Jones U.S. Auto Parts Index (the Company is a member of such industry group, and its individual shareholder return was included when calculating the Peer Index results set forth in the performance graph). Included in the industrial parts Peer Group are Applied Industrial Technologies, Inc. and Kaman Corporation and included in the office products Peer Group is Essendant. The Peer Index does not break out a separate electrical/electronic peer group due to the fact that there is currently no true market comparative to EIS. The electrical/electronic component of sales is redistributed to the Company’s other segments on a pro rata basis to calculate the final Peer Index.

In determining the Peer Index, each Peer Group was weighted to reflect the Company’s annual net sales in each industry segment. Each industry segment of the Company comprised the following percentages of the Company’s net sales for the fiscal years shown:

Industry Segment	2010	2011	2012	2013	2014	2015
Automotive Parts	50%	49%	49%	53%	53%	52%
Industrial Parts	31%	33%	34%	31%	31%	30%
Office Products	15%	14%	13%	12%	11%	13%
Electrical/Electronic Materials	4%	4%	4%	4%	5%	5%

Holders

As of December 31, 2015, there were 4,816 holders of record of the Company’s common stock. The number of holders of record does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Issuer Purchases of Equity Securities

The following table provides information about the purchases of shares of the Company’s common stock during the three month period ended December 31, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2015 through October 31, 2015	14,932	$88.37	250	7,042,868
November 1, 2015 through November 30, 2015	298,349	$88.33	290,028	6,752,840
December 1, 2015 through December 31, 2015	519,400	$86.45	480,843	6,271,997
Totals	832,681	$87.16	771,121	6,271,997

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)	On November 17, 2008, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 6.3 million shares authorized in the 2008 plan remain available to be repurchased by the Company. There were no other publicly announced plans as of December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA.

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

Year Ended December 31,	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Net sales	$15,280,044	$15,341,647	$14,077,843	$13,013,868	$12,458,877
Cost of goods sold	10,724,192	10,747,886	9,857,923	9,235,777	8,852,837
Operating and non-operating expenses, net	3,432,171	3,476,022	3,175,616	2,759,159	2,715,234
Income before taxes	1,123,681	1,117,739	1,044,304	1,018,932	890,806
Income taxes	418,009	406,453	359,345	370,891	325,690
Net income	$705,672	$711,286	$684,959	$648,041	$565,116
Weighted average common shares outstanding during year — assuming dilution	152,496	154,375	155,714	156,420	157,660
Per common share:
Diluted net income	$4.63	$4.61	$4.40	$4.14	$3.58
Dividends declared	2.46	2.30	2.15	1.98	1.80
December 31 closing stock price	85.89	106.57	83.19	63.58	61.20
Total debt, less current maturities	250,000	500,000	500,000	250,000	500,000
Total equity	3,159,242	3,312,364	3,358,768	3,008,179	2,753,591
Total assets	$8,144,771	$8,246,238	$7,680,297	$6,807,061	$6,202,774

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Genuine Parts Company is a service organization engaged in the distribution of automotive parts, industrial parts, office products and electrical/electronic materials. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. The Company conducted business in 2015 throughout the United States, Canada, Australia, New Zealand, Mexico and Puerto Rico from approximately 2,650 locations.

We recorded consolidated net sales of $15.3 billion for the year ended December 31, 2015, down 0.4% compared to sales in 2014. Consolidated net income for the year ended December 31, 2015 was $706 million, down 1% from $711 million in 2014. Our revenue and earnings in 2015 reflect a 3% negative impact of currency translation and after adjusting for this factor, the Company produced an increase in both sales and net income. The Company’s internal growth initiatives, including the positive impact of acquisitions, as well as effective cost management, which we discuss further below, served to support our underlying progress for the year.

The relatively unchanged sales results for 2015 compare to a 9% sales increase in 2014 and an 8% sales increase in 2013. Net income in 2014 increased by 4% and was up 6% in 2013. In 2014, improved market conditions relative to the prior year drove sales and earnings growth in each of our four business segments. In 2013, we experienced difficult market conditions in the Industrial, Electrical/Electronic and Office industries, while the Automotive business performed reasonably well. Over the three year period of 2013 through 2015, our financial performance was positively impacted by a variety of initiatives the Company implemented to grow sales and earnings across our businesses. Examples of such initiatives include strategic acquisitions, the introduction of new and expanded product lines, geographic expansion, sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives. We discuss these initiatives further below.

With regard to the December 31, 2015 consolidated balance sheet, the Company’s cash balance of $212 million compares to cash of $138 million at December 31, 2014. The Company continues to maintain a strong cash position, supported by relatively steady net income and effective asset management in 2015. Accounts receivable decreased by approximately 3%, which compares to an approximate 4% sales decrease in the fourth quarter of the year, and inventory was down by approximately 1%. Accounts payable increased $267 million or 10% from the prior year, due primarily to improved payment terms with certain suppliers. Total debt outstanding at December 31, 2015 was $625 million, down from total debt of $765 at December 31, 2014.

RESULTS OF OPERATIONS

Our results of operations are summarized below for the three years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
	(In thousands except per share data)
Net sales	$15,280,044	$15,341,647	$14,077,843
Gross profit	4,555,852	4,593,761	4,219,920
Net income	705,672	711,286	684,959
Diluted earnings per share	4.63	4.61	4.40

Net Sales

Consolidated net sales for the year ended December 31, 2015 totaled $15.3 billion, down slightly from 2014. 2015 net sales included a 1.5% increase in sales volume and a 1% contribution from acquisitions, offset by an approximate 3% negative impact of currency. The impact of product inflation varied by business in 2015 and, cumulatively, prices were down 0.2% in the Automotive segment, up approximately 0.9% in the Industrial segment, up approximately 0.6% in the Office segment and down approximately 1.7% in the Electrical/Electronic segment. The Company is well positioned with strategic plans in place to grow sales in 2016.

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

Automotive Group

Net sales for the Automotive Group (“Automotive”) were $8.0 billion in 2015, a 1% decrease from 2014. The decrease in sales for the year consists of a positive core sales increase of approximately 3.5% and a slight benefit from acquisitions. Combined, the approximate 4% growth was offset by a 5% negative impact of currency associated with our automotive businesses in Canada, Australasia and Mexico. Automotive sales were not materially impacted by product inflation. In 2015, Automotive revenues were flat in the first and second quarters and down 2% in the third and fourth quarters. We believe that the underlying fundamentals in the automotive aftermarket, including the overall number and age of the vehicle population as well as the positive increase in miles driven, remain solid and will serve to drive sustained demand for automotive aftermarket maintenance and supply items in 2016. Despite the expectation for continued headwinds associated with the strong U.S. dollar and related impact of currency, we expect these fundamentals and the internal growth initiatives in our Automotive business to drive sales growth for this group in 2016.

Net sales for Automotive were $8.1 billion in 2014, an increase of 8% from 2013. The increase in sales for the year consists of a positive comparable store sales increase of approximately 6% and approximately 4% from acquisitions. These increases were offset by a 2% negative impact of currency associated with our automotive businesses in Canada, Australasia and Mexico. Automotive sales were not materially impacted by product inflation. In 2014, Automotive revenues were up 23% in the first quarter, up 5% in the second quarter and up 4% in the third and fourth quarters. The first quarter sales increase includes the impact of the GPC Asia Pacific acquisition, which was anniversaried on April 1, 2014.

Industrial Group

Net sales for Motion Industries, our Industrial Group (“Industrial”), were $4.6 billion in 2015, a 3% decrease from 2014. Sales volumes in Industrial were down approximately 4% from the prior year, while a 1% negative impact of currency associated with our Canadian and Mexican operations also contributed to the decline in sales. These items were partially offset by higher transaction values associated with product inflation, which added an approximate 1% to sales, and 1% in sales from acquisitions. Industrial revenues were up 3% in the first quarter of 2015, down 2% in the second quarter, down 4% in the third quarter and down 7.5% in the fourth quarter. The manufacturing indices we track in this group progressively weakened throughout 2015, which correlates to lower demand among our customer base and, in particular, those customers dependent on exports as well as the oil and gas sector. We expect the tough industrial economy to persist well into 2016, although we do have multiple initiatives in place to help us grow our market share and overcome these challenges.

Net sales for Industrial were $4.8 billion in 2014, an increase of 8% from 2013. Sales volumes in Industrial were up approximately 4.5% from the prior year, while higher transaction values associated with product inflation added 1.5% and acquisitions contributed approximately 3% to sales in 2014. These items were offset by a 1% negative impact of currency associated with our Canadian business. Industrial revenues were up 4% in the first quarter of 2014, up 7% in the second quarter and up 10% in the third and fourth quarters.

Office Group

Net sales for S. P. Richards, our Office Products Group (“Office”), were $1.9 billion in 2015, an increase of 7.5% from 2014. The increase in sales reflects an approximate 4% increase in sales volume, a 0.6% increase in higher transaction values associated with price inflation and a 3% contribution from acquisitions. These items were offset by an approximate 0.5% negative impact of currency associated with our Canadian operations. In 2015, Office experienced relatively stable industry conditions, as evidenced by the steady growth in new jobs throughout the year. These conditions combined with new business from a primary customer, which anniversaried on July 1, 2015, served to drive the increase in sales volume for the year. Sales were up 17% in the first quarter, up 14% in the second quarter, up 3% in the third quarter and down 2% in the fourth quarter of 2015. We will continue to focus on our growth initiatives, including the ongoing diversification of product and customer portfolios, market share gains and acquisitions to further improve the Office business in 2016.

Net sales for Office were $1.8 billion in 2014, an increase of 10% from 2013. The increase in sales reflects a 4% increase in sales volume, a 1.4% increase in higher transaction values associated with price inflation and a 5% contribution from acquisitions. These items were offset by the slight negative impact of currency associated with our Canadian operations. In 2014, Office experienced improving industry conditions, as evidenced by consistently stronger new jobs reports relative to 2013 as well as a strengthening U.S. GDP. These conditions combined with new business with a primary customer, effective July 1, 2014, served to drive the increased sales volume for the year. Sales were unchanged in the first quarter, up 4% in the second quarter, up 15% in the third quarter and up 22% in the fourth quarter of 2014.

Electrical/Electronic Group

Net sales for EIS, our Electrical and Electronic Group (“Electrical/Electronic”), were $751 million in 2015, an increase of 1.5% from 2014. The increase in sales consists of a 5% contribution from acquisitions, offset by a 1.7% headwind from lower transaction values associated with price deflation, a 1% negative sales impact of copper pricing and a 1% decrease in sales volume. Sales for Electrical/Electronic increased by 1% in the first quarter, 4% in the second quarter, 2% in the third quarter and were unchanged in the fourth quarter, relative to the prior year periods. As this business is dependent on the manufacturing segment of the economy, we expect to face challenging end market conditions for at least the first half of 2016. To offset the challenges, we have initiatives in place to generate growth for this business.

Net sales for Electrical/Electronic were $739 million in 2014, an increase of 30% from 2013. The increase in sales consists of an increase in sales volume of approximately 1% and a 29% sales contribution from acquisitions. The benefit of higher transaction values associated with slight price inflation for the year was offset by the negative sales impact of copper pricing. Sales for Electrical/Electronic increased by 30% in the first quarter, 32% in the second quarter, 35% in the third quarter and 23% in the fourth quarter.

Cost of Goods Sold

The Company includes in cost of goods sold the actual cost of merchandise, which represents the vast majority of this line item. Other items in cost of goods sold include warranty costs and in-bound freight from the supplier, net of any vendor allowances and incentives. Cost of goods sold was $10.72 billion in 2015, $10.75 billion in 2014 and $9.86 billion in 2013. Cost of goods sold in 2015 and 2014 changed from the prior year periods in accordance with the related percentage change in sales for the same periods. For these periods, product inflation was relatively insignificant and actual costs were relatively unchanged from the prior year. Cost of goods sold represented 70.2% of net sales in 2015, 70.1% of net sales in 2014 and 70.0% of net sales in 2013 and, as a percent of net sales, increased slightly in 2015 from 2014 and also in 2014 from 2013.

In 2015, 2014 and 2013, the Industrial and Office business segments experienced slight vendor price increases. In 2014 and 2013, the Electrical/Electronic business also experienced slight vendor price increases. In any year where we experience price increases, we are able to work with our customers to pass most of these along to them.

Operating Expenses

The Company includes in selling, administrative and other expenses (“SG&A”), all personnel and personnel-related costs at its headquarters, distribution centers, stores and branches, which accounts for approximately 65% of total SG&A. Additional costs in SG&A include our facilities, delivery, marketing, advertising, legal and professional costs.

SG&A of $3.28 billion in 2015 decreased by $37 million or approximately 1% from 2014. This represents 21.4% of net sales, and compares favorably to 21.6% of net sales in 2014. The decrease in SG&A expenses as a percentage of net sales from the prior year reflect the positive impact of our cost control measures and our management teams’ focus on properly managing the Company’s expenses. We also continue to assess the optimal cost structure in our businesses. Depreciation and amortization expense was $142 million in 2015, a decrease of approximately $6 million or 4% from 2014. The provision for doubtful accounts was $12 million in 2015, up from $7 million in 2014. We believe the Company is adequately reserved for bad debts at December 31, 2015.

SG&A increased by $286 million or approximately 9% to $3.31 billion in 2014, representing 21.6% of net sales, which compares to 21.5% of net sales in 2013. The increase in SG&A expenses as a percentage of net sales from the prior year primarily reflects the $54 million one-time gain, net of other expense adjustments, recorded to SG&A in the second quarter of 2013 as a purchase accounting adjustment associated with the April 1, 2013 acquisition of GPC Asia Pacific. Our management teams remain focused on properly managing the Company’s expenses and continuing to assess the appropriate cost structure in our businesses. Depreciation and amortization expense was $148 million in 2014, an increase of $14 million or 11% from 2013. This increase relates to higher depreciation and the amortization associated with acquisitions in both 2014 and 2013. The provision for doubtful accounts was $7 million in 2014, down from $9 million in 2013.

Total share-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was $17.7 million, $16.2 million and $12.6 million, respectively. Refer to Note 5 of the Consolidated Financial Statements for further information regarding share-based compensation.

Non-Operating Expenses and Income

Non-operating expenses consist primarily of interest. Interest expense was $22 million in 2015, $25 million in 2014 and $27 million in 2013. The $3 million decrease in interest expense in 2015 reflects the impact of lower outstanding debt levels during the year relative to 2014. The $2 million decrease in interest expense in 2014 reflects the favorable interest rate on certain debt, which was renewed in November 2013.

In “Other”, the net benefit of interest income, equity method investment income, investment dividends and noncontrolling interests in 2015 was $21 million, a $2 million increase from the prior year due to higher interest income earned in 2015 relative to 2014. These items were $19 million in 2014, down from $22 million in 2013. The decrease of $3 million from the prior year was due to lower interest income earned in 2014 relative to 2013.

Income Before Income Taxes

Income before income taxes was $1.1 billion in 2015, a slight increase from 2014. As a percentage of net sales, income before income taxes was 7.4% in 2015 compared to 7.3% in 2014. In 2014, income before income taxes of $1.1 billion was up 7% from 2013 and as a percentage of net sales was 7.3% compared to 7.4% in 2013.

Automotive Group

Automotive income before income taxes as a percentage of net sales, which we refer to as operating margin, increased to 9.1% in 2015 from 8.7% in 2014. This group’s initiatives to improve its gross margin and effectively manage its costs positively impacted Automotive’s operating profit during the year. Looking forward, planned initiatives to grow sales and control costs are intended to further improve its operating margin in the years ahead.

Automotive’s operating margin of 8.7% in 2014 was up slightly from 8.6% in 2013. The change in operating costs as a percentage of net sales positively impacted operating profit during the year.

Industrial Group

Industrial’s operating margin decreased to 7.3% in 2015 from 7.8% in 2014, as the decline in sales for the year resulted in lower volume incentives, which pressured gross margins, and reduced expense leverage relative to 2014. The challenging market conditions for this business are expected to persist well into 2016. However, Industrial has multiple initiatives in place to help us overcome these challenges.

Industrial’s operating margin improved to 7.8% in 2014 from 7.2% in 2013, as the combination of greater expense leverage associated with the increase in sales and generally improving gross margins, primarily related to the increase in volume incentives, positively impacted operating profit in 2014.

Office Group

Office’s operating margin decreased slightly to 7.3% in 2015 from 7.4% in 2014, primarily related to the deleveraging of expenses due to slower sales growth in the last half of the year. Office will continue to focus on its sales initiatives and cost control measures in 2016.

Office’s operating margin decreased to 7.4% in 2014, down from 7.5% in 2013, primarily related to the lower operating margin generated by new business with a large primary customer. This was partially offset by greater expense leverage driven by this group’s overall sales increase in 2014.

Electrical/Electronic Group

Electrical/Electronic’s operating margin increased to 9.3% in 2015 from 8.8% in 2014, as higher margin acquisitions, declining copper prices and effective cost management positively impacted the operating margins for this group. Electrical/Electronic will continue to focus on its sales initiatives and cost controls to further improve its operating margin in 2016.

Electrical/Electronic’s operating margin increased to 8.8% in 2014 from 8.4% in 2013, primarily due to greater expense leverage associated with this group’s sales increase in 2014.

Income Taxes

The effective income tax rate of 37.2% in 2015 increased from 36.4% in 2014. The increase in rate primarily reflects the Company’s higher mix of U.S. earnings in 2015, which is taxed at a higher rate relative to our foreign operations. To a lesser extent, the less favorable retirement asset valuation adjustment in 2015 relative to 2014 impacted the increase in rate.

The income tax rate of 36.4% in 2014 increased from 34.4% in 2013. The increase in rate is primarily due to the favorable tax rate applied to the one-time gain associated with the GPC Asia Pacific acquisition recorded in 2013. Additionally, the Company’s retirement asset valuation adjustment was less favorable in 2014 relative to 2013. The higher mix of U.S. earnings, taxed at a higher rate relative to our foreign operations, also contributed to the increase in the 2014 tax rate.

Net Income

Net income was $706 million in 2015, a decrease of 1% from $711 million in 2014. On a per share diluted basis, net income was $4.63 in 2015, up slightly compared to $4.61 in 2014. Net income was 4.6% of net sales in 2015 and 2014.

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

FINANCIAL CONDITION

Our cash balance of $212 million at December 31, 2015 compares to our cash balance of $138 million at December 31, 2014, as discussed further below. The Company’s accounts receivable balance at December 31, 2015 decreased by approximately 3% from the prior year. This compares to the Company’s 4% sales decrease for the fourth quarter of 2015, and we are satisfied with the quality and collectability of our accounts receivable. Inventory at December 31, 2015 decreased by approximately 1% from December 31, 2014 and accounts payable increased $267 million or approximately 10% from December 31, 2014 due primarily to improved payment terms with certain suppliers.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of capital consist primarily of cash flows from operations, supplemented as necessary by private issuances of debt and bank borrowings. We have $625 million of total debt outstanding at December 31, 2015, of which $250 million matures in November 2016 and $250 million matures in December 2023. In addition, the Company has an unsecured revolving line of credit with a consortium of financial institutions for $1.2 billion, of which approximately $125 million and $265 million were outstanding under the line of credit at December 31, 2015 and 2014, respectively. Currently, we believe that our cash on hand and available short-term and long-term sources of capital are sufficient to fund the Company’s operations, including working capital requirements, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, income tax obligations, dividends, share repurchases and contemplated acquisitions.

The ratio of current assets to current liabilities was 1.4 to 1 at December 31, 2015 and 1.6 to 1 at December 31, 2014. Our liquidity position remains solid. The Company’s total debt outstanding at December 31, 2015 is down $140 million or 18% from December 31, 2014.

Sources and Uses of Net Cash

A summary of the Company’s consolidated statements of cash flows is as follows:

	Year Ended December 31,			Percent Change
Net Cash Provided by (Used in):	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In thousands)
Operating Activities	$1,159,373	$790,145	$1,056,731	47%	(25)%
Investing Activities	(263,627)	(386,715)	(825,579)	(32)%	(53)%
Financing Activities	(806,074)	(455,440)	(425,117)	77%	7%

Net Cash Provided by Operating Activities:

The Company continues to generate cash and in 2015 net cash provided by operating activities totaled $1.2 billion. This reflects a 47% increase from 2014, as the collective change in trade accounts receivable, merchandise inventories and trade accounts payable represented a $312 million source of cash in 2015 compared to a $34 million use of cash in 2014. Net cash provided by operating activities was $790 million in 2014, a 25% decrease from 2013 due primarily to the change in trade accounts receivable, merchandise inventories and trade accounts payable, which, collectively, net to a $34 million use of cash in 2014 compared to a $278 million source of cash in 2013. This decline was partially offset by the increase in net income and depreciation and amortization of $26 million and $14 million, respectively, in 2014.

Net Cash Used in Investing Activities:

Net cash flow used in investing activities was $264 million in 2015 compared to $387 million in 2014, a decrease of 32%. Cash used for acquisitions of businesses and other investing activities in 2015 was $163 million, or $125 million less than in 2014. Capital expenditures of $110 million in 2015 were relatively unchanged from 2014, and were slightly lower than our original estimate of $125 to $145 million for the year. We estimate that cash used for capital expenditures in 2016 will be approximately $140 to $160 million. Net cash flow used in investing activities was $387 million in 2014 compared to $826 million in 2013, a decrease of 53%. Cash used for acquisitions of businesses and other investing activities in 2014 was $288 million, or $424 million less than in 2013. Capital expenditures of $108 million in 2014 decreased by $16 million or 13% from 2013, and were slightly lower than our estimate of $120 to $130 million for the year.

Net Cash Used in Financing Activities:

The Company used $806 million of cash in financing activities in 2015, up 77% from the $455 million used in financing activities in 2014. Cash used in financing activities in 2014 was up $30 million or 7% from the $425 million used in 2013. For the three years presented, net cash used in financing activities was primarily for dividends paid to shareholders and repurchases of the Company’s common stock. The Company paid dividends to shareholders of $368 million, $347 million and $326 million during 2015, 2014 and 2013, respectively. The Company expects this trend of increasing dividends to continue in the foreseeable future. During 2015, 2014 and 2013, the Company repurchased $292 million, $96 million and $121 million, respectively, of the Company’s common stock. We expect to remain active in our share repurchase program, but the amount and value of shares repurchased will vary. In 2015, net cash used in financing activities also included payments on debt of approximately $140 million net of debt proceeds.

Notes and Other Borrowings

The Company maintains a $1.2 billion unsecured revolving line of credit with a consortium of financial institutions, which matures in June 2020 with two optional one year extensions and bears interest at LIBOR plus a margin, which is based on the Company’s leverage ratio (1.17% at December 31, 2015). The Company also has the option under this agreement to increase its borrowing an additional $350 million, as well as an option to decrease the borrowing capacity or terminate the facility with appropriate notice. At December 31, 2015 and

2014, approximately $125 million and $265 million were outstanding under this line of credit, respectively. Due to the workers’ compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of approximately $63 million outstanding at December 31, 2015 and 2014.

At December 31, 2015, the Company had unsecured Senior Notes outstanding under financing arrangement as follows: $250 million series D and E senior unsecured notes, 3.35% fixed, due 2016; and $250 million series F senior unsecured notes, 2.99% fixed, due 2023. These borrowings contain covenants related to a maximum debt-to-capitalization ratio and certain limitations on additional borrowings. At December 31, 2015, the Company was in compliance with all such covenants. The weighted average interest rate on the Company’s total outstanding borrowings was approximately 2.76% at December 31, 2015 and 2.46% at December 31, 2014. Total interest expense, net of interest income, for all borrowings was $20.4 million, $24.2 million and $24.3 million in 2015, 2014 and 2013, respectively.

Contractual and Other Obligations

The following table shows the Company’s approximate obligations and commitments, including interest due on credit facilities, to make future payments under specified contractual obligations as of December 31, 2015:

Contractual Obligations

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Credit facilities	$693,300	$390,900	$15,000	$15,000	$272,400
Operating leases	767,900	207,800	281,400	126,400	152,300

Total contractual cash obligations	$1,461,200	$598,700	$296,400	$141,400	$424,700

Due to the uncertainty of the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2015, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $18 million of unrecognized tax benefits have been excluded from the contractual obligations table above. Refer to Note 6 of the Consolidated Financial Statements for a discussion on income taxes.

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

The Company guarantees the borrowings of certain independently owned automotive parts stores (independents) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (affiliates). The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantee. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings. The following table shows the Company’s approximate commercial commitments as of December 31, 2015:

Other Commercial Commitments

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Line of credit	$—	$—	$—	$—	$—
Standby letters of credit	62,874	62,874	—	—	—
Guaranteed borrowings of independents and affiliates	332,632	130,218	123,028	79,386	—

Total commercial commitments	$395,506	$193,092	$123,028	$79,386	$—

In addition, the Company sponsors defined benefit pension plans that may obligate us to make contributions to the plans from time to time. Contributions in 2015 were $55 million. We expect to make $49 million in cash contributions to our qualified defined benefit plans in 2016, and contributions required for 2016 and future years will depend on a number of unpredictable factors including the market performance of the plans’ assets and future changes in interest rates that affect the actuarial measurement of the plans’ obligations.

Share Repurchases

In 2015, the Company repurchased approximately 3.3 million shares and the Company had remaining authority to purchase approximately 6.3 million shares at December 31, 2015.

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

Allowance for Doubtful Accounts — Methodology

The Company evaluates the collectability of trade accounts receivable based on a combination of factors. The Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and periodically adjusts this estimate when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2015, 2014 and 2013, the Company recorded provisions for doubtful accounts of approximately $12.4 million, $7.2 million, and $8.7 million, respectively.

Consideration Received from Vendors

The Company enters into agreements at the beginning of each year with many of its vendors that provide for inventory purchase incentives. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of these incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes the Company will continue to receive consideration from vendors in 2016 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future or that we will be able to achieve the specified volumes necessary to take advantage of such incentives.

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

Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2016 pension expense or income is 7.83% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.

The discount rate is chosen as the rate at which pension obligations could be effectively settled and is based on capital market conditions as of the measurement date. We have matched the timing and duration of the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed income debt instruments to select our discount rate. Based upon this cash flow matching analysis, we selected a weighted average discount rate for the plans of 4.82% at December 31, 2015.

Net periodic benefit (income) cost for our defined benefit pension plans was ($5.8) million, ($9.6) million and $51.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The income associated with the pension plans in 2015 and 2014 reflects the impact of the hard freeze effective December 31, 2013. Refer to Note 7 of the Consolidated Financial Statements for more information regarding employee benefit plans.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of the quarterly results of operations for the years ended December 31, 2015 and 2014:

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(In thousands except per share data)
2015
Net sales	$3,736,051	$3,940,401	$3,921,802	$3,681,790
Gross profit	1,112,819	1,178,330	1,169,225	1,095,478
Net income	161,010	195,373	188,016	161,273
Earnings per share:
Basic	1.05	1.28	1.24	1.07
Diluted	1.05	1.28	1.24	1.07
2014
Net sales	$3,624,897	$3,908,387	$3,985,909	$3,822,454
Gross profit	1,084,630	1,179,168	1,183,422	1,146,541
Net income	157,484	197,727	190,516	165,559
Earnings per share:
Basic	1.02	1.29	1.25	1.08
Diluted	1.02	1.28	1.24	1.07

We recorded the quarterly earnings per share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share will not necessarily total the annual basic and diluted earnings per share.

The preparation of interim consolidated financial statements requires management to make estimates and assumptions for the amounts reported in the interim condensed consolidated financial statements. Specifically, the Company makes estimates and assumptions in its interim condensed consolidated financial statements for inventory adjustments, the accrual of bad debts, customer sales returns and volume incentives earned, among others. Inventory adjustments (including adjustments for a majority of inventories that are valued under the last-in, first-out (LIFO) method) are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment and LIFO valuation, which is performed each year-end. Reserves for bad debts and customer sales returns are estimated and accrued on an interim basis based upon historical experience. Volume incentives are estimated based upon cumulative and projected purchasing levels. The estimates and assumptions for interim reporting may change upon final determination at year-end, and such changes may be significant. The effect of these adjustments in 2015 and 2014 was not significant.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses.

Foreign Currency

The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposure is the Canadian dollar, the functional currency of our Canadian operations, the Australian dollar, the functional currency of our Australasian operations and, to a lesser extent, the Mexican peso, the functional currency of our Mexican operations. Foreign currency exchange exposure, particularly in regard to the Canadian and Australian dollar and, to a lesser extent, the Mexican peso, negatively impacted our results for the year ended December 31, 2015.

During 2015 and 2014, it was estimated that a 10% shift in exchange rates between those foreign functional currencies and the U.S. dollar would have impacted translated net sales by approximately $252 million and $258 million, respectively. A 15% shift in exchange rates between those functional currencies and the U.S. dollar would have impacted translated net sales by approximately $378 million in 2015 and $388 million in 2014. A 20% shift in exchange rates between those functional currencies and the U.S. dollar would have impacted translated net sales by approximately $504 million in 2015 and $517 million in 2014.

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

Management’s report on internal control over financial reporting

A report of management’s assessment of our internal control over financial reporting, as such term is defined in SEC Rule 13a-15(f), as of December 31, 2015 is set forth in a separate section of this report. See “Index to Consolidated Financial Statements and Financial Statement Schedules” beginning on page F-1.

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

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS OF THE COMPANY.

Executive officers of the Company are elected by the Board of Directors and each serves at the pleasure of the Board of Directors until his or her successor has been elected and qualified, or until his or her earlier death, resignation, removal, retirement or disqualification. The current executive officers of the Company are:

Thomas C. Gallagher, age 68, has been Chief Executive Officer since August 2004 and Chairman of the Board since February 2005. Mr. Gallagher served as President of the Company from 1990 until January 2012 and Chief Operating Officer of the Company from 1990 until August 2004.

Paul D. Donahue, age 59, a director of the Company since April 2012, was appointed President of the Company in January 2012, and served as President of the Company’s U.S. Automotive Parts Group from July 2009 to February 1, 2016. Mr. Donahue served as Executive Vice President of the Company from August 2007 until his appointment as President in 2012. Previously, Mr. Donahue was President and Chief Operating Officer of S.P. Richards Company from 2004 to 2007 and was Executive Vice President-Sales and Marketing in 2003, the year he joined the Company.

Carol B. Yancey, age 52, has been Executive Vice President and Chief Financial Officer of the Company since March 2013, and also held the additional title of Corporate Secretary of the Company up to February 2015. Ms. Yancey was Senior Vice President — Finance and Corporate Secretary from 2005 until her appointment as Executive Vice President — Finance in November 2012. Previously, Ms. Yancey was named Vice President of the Company in 1999 and Corporate Secretary in 1995.

James R. Neill, age 54, was appointed Senior Vice President of Human Resources of the Company in April 2014. Mr. Neill was Senior Vice President of Employee Development and HR Services from April 2013 until his appointment as Senior Vice President of Human Resources of the Company. Previously, Mr. Neill served as the Senior Vice President of Human Resources at Motion Industries from 2008 to 2013. Mr. Neill was Vice President of Human Resources at Motion from 2006 to 2007.

Timothy P. Breen, age 55, was appointed President and Chief Executive Officer of Motion Industries in November 2014. Mr. Breen was President and Chief Operating Officer from 2013 until his appointment as President and Chief Executive Officer. Previously, Mr. Breen was the Executive Vice President and Chief Operating Officer from 2012 to 2013. Mr. Breen was the Senior Vice President of Motion’s U.S. Operations from 2011 to 2012 and was Senior Vice President and Group Executive from 2008 to 2011. Mr. Breen served as Vice President of Motion Industries from 2000 to 2008.

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

Information required by this item is set forth under the headings “Executive Compensation”, “Additional Information Regarding Executive Compensation”, “2015 Grants of Plan-Based Awards”, “2015 Outstanding Equity Awards at Fiscal Year-End”, “2015 Option Exercises and Stock Vested”, “2015 Pension Benefits”, “2015 Nonqualified Deferred Compensation”, “Post Termination Payments and Benefits”, “Compensation, Nominating and Governance Committee Report”, “Compensation, Nominating and Governance Committee Interlocks and Insider Participation” and “Compensation of Directors” of the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Certain information required by this item is set forth below. Additional information required by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information as of December 31, 2015 about the common stock that may be issued under all of the Company’s existing equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders:	46,000	(2)	$44.20	—
	4,134,845	(3)	$70.97	—
	—	(4)	n/a	10,000,000	(6)
Equity Compensation Plans Not Approved by Shareholders:	85,284	(5)	n/a	914,716

Total	4,266,129		—	10,914,716

(1)	Reflects the maximum number of shares issuable pursuant to the exercise or conversion of stock options, stock appreciation rights, restricted stock units and common stock equivalents. The actual number of shares issued upon exercise of stock appreciation rights is calculated based on the excess of fair market value of our common stock on date of exercise and the grant price of the stock appreciation rights.

(2)	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended

(3)	Genuine Parts Company 2006 Long-Term Incentive Plan

(4)	Genuine Parts Company 2015 Incentive Plan

(5)	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended

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

Report of independent registered public accounting firm on internal control over financial reporting

Report of independent registered public accounting firm on the financial statements

Consolidated balance sheets — December 31, 2015 and 2014

Consolidated statements of income and comprehensive income — Years ended December 31, 2015, 2014 and 2013

Consolidated statements of equity — Years ended December 31, 2015, 2014 and 2013

Consolidated statements of cash flows — Years ended December 31, 2015, 2014 and 2013

Notes to consolidated financial statements — December 31, 2015

(2)  Financial Statement Schedules

The following consolidated financial statement schedule of Genuine Parts Company and Subsidiaries, set forth immediately following the consolidated financial statements of Genuine Parts Company and Subsidiaries, is filed pursuant to Item 15(c):

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

(3)  Exhibits

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

Exhibit 10.1*	The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

Exhibit 10.2*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2005.)

Exhibit 10.3*	Amendment No. 2 to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form10-K, dated March 10, 2000.)

Exhibit 10.4*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 7, 2002.)

Exhibit 10.5*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.6*	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 28, 2005, effective January 1, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 2006.)

Exhibit 10.7*	Amendment No. 6 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2007, effective January 1, 2008. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.8*	Amendment No. 7 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 16, 2010, effective January 1, 2011. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 25, 2011.)

Exhibit 10.9*	Amendment No. 8 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 7, 2012, effective December 7, 2012. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 26, 2013.)

Exhibit 10.10*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)

Exhibit 10.11*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 10, 2000.)

Exhibit 10.12*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 27, 2009.)

Exhibit 10.13*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated August 16, 2010, effective August 16, 2010. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 25, 2011.)

Exhibit 10.14*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated November 16, 2010, effective January 1, 2011. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 25, 2011.)
Exhibit 10.15*	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated December 7, 2012, effective December 31, 2013. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 26, 2013.)
Exhibit 10.16*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 8, 2004.)
Exhibit 10.17*	Amendment No. 1 to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated November 19, 2007, effective January 1, 2008. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.18*	Amendment No. 2 to the Genuine Parts Company Director’s Deferred Compensation Plan, dated December 7, 2012, effective December 7, 2012. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 26, 2013.)
Exhibit 10.19*	Description of Director Compensation. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, dated May 7, 2014.)
Exhibit 10.20*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 21, 2003.)
Exhibit 10.21*	Genuine Parts Company 2006 Long-Term Incentive Plan, effective April 17, 2006. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated April 18, 2006.)
Exhibit 10.22*	Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 28, 2007.)
Exhibit 10.23*	Amendment No. 2 to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 19, 2007, effective November 19, 2007. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10.24*	Genuine Parts Company 2015 Incentive Plan, effective November 17, 2014. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated April 28, 2015.)
Exhibit 10.25*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, dated May 7, 2014.)
Exhibit 10.26*	Genuine Parts Company Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)
Exhibit 10.27*	Genuine Parts Company Stock Appreciation Rights Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 26, 2013.)
Exhibit 10.28*	Form of Executive Officer Change in Control Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 26, 2015)

*	Indicates management contracts and compensatory plans and arrangements.

Exhibit 21	Subsidiaries of the Company.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1	Certification signed by Chief Executive Officer pursuant to SEC Rule 13a-14(a).
Exhibit 31.2	Certification signed by Chief Financial Officer pursuant to SEC Rule 13a-14(a).
Exhibit 32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
Exhibit 32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) the Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) the Consolidated Statements of Income and Comprehensive Income for the Years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Equity for the Years ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows for Years ended December 31, 2015, 2014 and 2013; (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text; and (vi) Financial Statement Schedule II — Valuation and Qualifying Accounts.

(b)  Exhibits

See the response to Item 15(a)(3) above.

(c)  Financial Statement Schedules

See the response to Item 15(a)(2) above.

SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUINE PARTS COMPANY

/s/ Thomas C. Gallagher	2/26/2016	/s/ Carol B. Yancey	2/26/2016
Thomas C. Gallagher	(Date)	Carol B. Yancey	(Date)
Chairman and Chief Executive Officer		Executive Vice President and Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas C. Gallagher	2/15/2016	/s/ Carol B. Yancey	2/15/2016
Thomas C. Gallagher	(Date)	Carol B. Yancey	(Date)
Director Chairman and Chief Executive Officer (Principal Executive Officer)		Executive Vice President and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)

/s/ Dr. Mary B. Bullock	2/15/2016	/s/ Elizabeth W. Camp	2/15/2016
Dr. Mary B. Bullock	(Date)	Elizabeth W. Camp	(Date)
Director		Director

/s/ Paul D. Donahue	2/15/2016	/s/ Jean Douville	2/15/2016
Paul D. Donahue	(Date)	Jean Douville	(Date)
Director		Director

/s/ Gary P. Fayard	2/15/2016	/s/ John R. Holder	2/15/2016
Gary P. Fayard	(Date)	John R. Holder	(Date)
Director		Director

/s/ Donna W. Hyland	2/15/2016	/s/ John D. Johns	2/15/2016
Donna W. Hyland	(Date)	John D. Johns	(Date)
Director		Director

/s/ Robert C. Loudermilk, Jr.	2/15/2016	/s/ Wendy B. Needham	2/15/2016
Robert C. Loudermilk, Jr.	(Date)	Wendy B. Needham	(Date)
Director		Director

/s/ Jerry W. Nix	2/15/2016	/s/ Gary W. Rollins	2/15/2016
Jerry W. Nix	(Date)	Gary W. Rollins	(Date)
Director		Director

/s/ E. Jenner Wood, III	2/15/2016
E. Jenner Wood, III	(Date)
Director

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Report of Management

Genuine Parts Company

Management’s Responsibility for the Financial Statements

We have prepared the accompanying consolidated financial statements and related information included herein for the years ended December 31, 2015, 2014, and 2013. The opinion of Ernst & Young LLP, the Company’s independent registered public accounting firm, on those consolidated financial statements is included herein. The primary responsibility for the integrity of the financial information included in this annual report rests with management. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances based on our best estimates and judgments and giving due consideration to materiality.

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP has issued an audit report on the Company’s operating effectiveness of internal control over financial reporting as of December 31, 2015. This report appears on page F-3.

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

February 26, 2016

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Genuine Parts Company and Subsidiaries

We have audited Genuine Parts Company and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Genuine Parts Company and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting section of the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Genuine Parts Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genuine Parts Company and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015 of Genuine Parts Company and Subsidiaries and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 26, 2016

Report of Independent Registered Public Accounting Firm on the Financial Statements

The Board of Directors and Shareholders of Genuine Parts Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of Genuine Parts Company and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genuine Parts Company and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genuine Parts Company and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 26, 2016

Genuine Parts Company and Subsidiaries

Consolidated Balance Sheets

	December 31
	2015	2014
	(In Thousands, Except Share Data and per Share Amounts)
Assets
Current assets:
Cash and cash equivalents	$211,631	$137,730
Trade accounts receivable, net	1,822,419	1,872,365
Merchandise inventories, net	2,999,966	3,043,848
Prepaid expenses and other current assets	521,300	538,582

Total current assets	5,555,316	5,592,525
Goodwill	840,582	839,075
Other intangible assets, less accumulated amortization	521,213	547,515
Deferred tax assets	118,525	145,331
Other assets	460,918	451,690
Property, plant, and equipment:
Land	85,450	87,651
Buildings, less accumulated depreciation (2015 — $282,804; 2014 — $270,946)	267,446	281,824
Machinery and equipment, less accumulated depreciation (2015 — $620,113; 2014 — $598,137)	295,321	300,627

Net property, plant, and equipment	648,217	670,102

	$8,144,771	$8,246,238

Liabilities and equity
Current liabilities:
Trade accounts payable	$2,821,526	$2,554,759
Current portion of debt	375,000	265,466
Accrued compensation	148,265	165,291
Other current liabilities	503,268	510,560
Dividends payable	92,595	88,039

Total current liabilities	3,940,654	3,584,115
Long-term debt	250,000	500,000
Pension and other post-retirement benefit liabilities	284,235	329,531
Deferred tax liabilities	50,684	72,479
Other long-term liabilities	459,956	447,749
Equity:
Preferred stock, par value $1 per share — authorized 10,000,000 shares; none issued	—	—
Common stock, par value $1 per share — authorized 450,000,000 shares; issued and outstanding 150,081,474 shares in 2015 and 153,113,042 shares in 2014	150,081	153,113
Additional paid-in capital	41,353	26,414
Accumulated other comprehensive loss	(930,618)	(720,211)
Retained earnings	3,885,751	3,841,932

Total parent equity	3,146,567	3,301,248
Noncontrolling interests in subsidiaries	12,675	11,116

Total equity	3,159,242	3,312,364

	$8,144,771	$8,246,238

See accompanying notes.

Genuine Parts Company and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31
	2015	2014	2013
	(In Thousands, Except per Share Amounts)
Net sales	$15,280,044	$15,341,647	$14,077,843
Cost of goods sold	10,724,192	10,747,886	9,857,923

Gross margin	4,555,852	4,593,761	4,219,920
Operating expenses:
Selling, administrative, and other expenses	3,277,390	3,314,030	3,028,028
Depreciation and amortization	141,675	148,313	133,957
Provision for doubtful accounts	12,373	7,192	8,691

Total operating expenses	3,431,438	3,469,535	3,170,676
Non-operating expenses (income):
Interest expense	21,662	25,088	26,971
Other	(20,929)	(18,601)	(22,031)

Total non-operating expenses	733	6,487	4,940
Income before income taxes	1,123,681	1,117,739	1,044,304
Income taxes	418,009	406,453	359,345

Net income	$705,672	$711,286	$684,959

Basic net income per common share	$4.65	$4.64	$4.43

Diluted net income per common share	$4.63	$4.61	$4.40

Weighted average common shares outstanding	151,667	153,299	154,636
Dilutive effect of stock options and nonvested restricted stock awards	829	1,076	1,078

Weighted average common shares outstanding — assuming dilution	152,496	154,375	155,714

Net income	$705,672	$711,286	$684,959
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(207,986)	(149,379)	(168,703)
Pension and postretirement benefit adjustments, net of income taxes of 2015 — $5,335, 2014 — $112,993, and 2013 — ($175,297)	(2,421)	(173,177)	272,540

Other comprehensive (loss) income, net of tax	(210,407)	(322,556)	103,837

Comprehensive income	$495,265	$388,730	$788,796

See accompanying notes.

Genuine Parts Company and Subsidiaries

Consolidated Statements of Equity

(In Thousands, Except Share and per Share Amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non- controlling Interests in Subsidiaries	Total Equity
	Shares	Amount
Balance at January 1, 2013	154,841,438	$154,841	$—	$(501,492)	$3,344,538	$2,997,887	$10,292	$3,008,179
Net income	—	—	—	—	684,959	684,959	—	684,959
Other comprehensive income, net of tax	—	—	—	103,837	—	103,837	—	103,837
Cash dividends declared, $2.15 per share	—	—	—	—	(332,322)	(332,322)	—	(332,322)
Share-based awards exercised, including tax benefit of $12,905	449,986	450	2,287	—	—	2,737	—	2,737
Share-based compensation	—	—	12,648	—	—	12,648	—	12,648
Purchase of stock	(1,518,326)	(1,518)	—	—	(119,154)	(120,672)	—	(120,672)
Noncontrolling interest activities	—	—	—	—	—	—	(598)	(598)

Balance at December 31, 2013	153,773,098	153,773	14,935	(397,655)	3,578,021	3,349,074	9,694	3,358,768
Net income	—	—	—	—	711,286	711,286	—	711,286
Other comprehensive loss, net of tax	—	—	—	(322,556)	—	(322,556)	—	(322,556)
Cash dividends declared, $2.30 per share	—	—	—	—	(352,564)	(352,564)	—	(352,564)
Share-based awards exercised, including tax benefit of $17,766	474,800	475	(4,760)	—	—	(4,285)	—	(4,285)
Share-based compensation	—	—	16,239	—	—	16,239	—	16,239
Purchase of stock	(1,134,856)	(1,135)	—	—	(94,811)	(95,946)	—	(95,946)
Noncontrolling interest activities	—	—	—	—	—	—	1,422	1,422

Balance at December 31, 2014	153,113,042	153,113	26,414	(720,211)	3,841,932	3,301,248	11,116	3,312,364
Net income	—	—	—	—	705,672	705,672	—	705,672
Other comprehensive loss, net of tax	—	—	—	(210,407)	—	(210,407)	—	(210,407)
Cash dividends declared, $2.46 per share	—	—	—	—	(372,840)	(372,840)	—	(372,840)
Share-based awards exercised, including tax benefit of $7,024	229,958	230	(2,778)	—	—	(2,548)	—	(2,548)
Share-based compensation	—	—	17,717	—	—	17,717	—	17,717
Purchase of stock	(3,261,526)	(3,262)	—	—	(289,013)	(292,275)	—	(292,275)
Noncontrolling interest activities	—	—	—	—	—	—	1,559	1,559

Balance at December 31, 2015	150,081,474	$150,081	$41,353	$(930,618)	$3,885,751	$3,146,567	$12,675	$3,159,242

See accompanying notes.

Genuine Parts Company and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31
	2015	2014	2013
	(In Thousands)
Operating activities
Net income	$705,672	$711,286	$684,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,675	148,313	133,957
Excess tax benefits from share-based compensation	(7,024)	(17,766)	(12,905)
Gain on sale of property, plant, and equipment	(3,189)	(3,719)	(4,729)
Deferred income taxes	35,544	54,319	(21,622)
Share-based compensation	17,717	16,239	12,648
Gain on GPC Asia Pacific equity investment	—	—	(59,000)
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,974	(225,178)	(116,080)
Merchandise inventories, net	(21,821)	(100,820)	(79,253)
Trade accounts payable	331,419	292,257	473,424
Other short-term assets and liabilities	967	15,616	(14,418)
Other long-term assets and liabilities	(43,561)	(100,402)	59,750

	453,701	78,859	371,772

Net cash provided by operating activities	1,159,373	790,145	1,056,731
Investing activities
Purchases of property, plant and equipment	(109,544)	(107,681)	(124,063)
Proceeds from sale of property, plant, and equipment	8,618	8,866	10,657
Acquisition of businesses and other investing activities	(162,701)	(287,900)	(712,173)

Net cash used in investing activities	(263,627)	(386,715)	(825,579)
Financing activities
Proceeds from debt	3,862,224	2,727,924	3,019,931
Payments on debt	(4,005,191)	(2,735,862)	(2,995,335)
Share-based awards exercised, net of taxes paid	(9,572)	(22,051)	(15,728)
Excess tax benefits from share-based compensation	7,024	17,766	12,905
Dividends paid	(368,284)	(347,271)	(326,217)
Purchase of stock	(292,275)	(95,946)	(120,673)

Net cash used in financing activities	(806,074)	(455,440)	(425,117)
Effect of exchange rate changes on cash	(15,771)	(7,153)	(12,237)

Net increase (decrease) in cash and cash equivalents	73,901	(59,163)	(206,202)
Cash and cash equivalents at beginning of year	137,730	196,893	403,095

Cash and cash equivalents at end of year	$211,631	$137,730	$196,893

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$352,153	$408,604	$342,372

Interest	$23,687	$25,155	$27,221

See accompanying notes.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

1.	Summary of Significant Accounting Policies

Business

Genuine Parts Company and all of its majority-owned subsidiaries (the Company) is a distributor of automotive replacement parts, industrial replacement parts, office products, and electrical/electronic materials. The Company serves a diverse customer base through approximately 2,650 locations in North America and Australasia and, therefore, has limited exposure from credit losses to any particular customer, region, or industry segment. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company has evaluated subsequent events through the date the financial statements were issued.

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

Trade Accounts Receivable and the Allowance for Doubtful Accounts

The Company evaluates the collectability of trade accounts receivable based on a combination of factors. The Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and periodically adjusts this estimate when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2015

expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2015, 2014, and 2013, the Company recorded provisions for doubtful accounts of approximately $12,373,000, $7,192,000, and $8,691,000, respectively. At December 31, 2015 and 2014, the allowance for doubtful accounts was approximately $10,693,000 and $11,836,000, respectively.

Merchandise Inventories, Including Consideration Received From Vendors

Merchandise inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for a majority of automotive parts, electrical/electronic materials, and industrial parts, and by the first-in, first-out (FIFO) method for office products and certain other inventories. If the FIFO method had been used for all inventories, cost would have been approximately $438,510,000 and $434,790,000 higher than reported at December 31, 2015 and 2014, respectively. During 2014 and 2013, reductions in inventory levels in automotive parts inventories (2013) and industrial parts inventories (2014 and 2013) resulted in liquidations of LIFO inventory layers. The effect of the LIFO liquidations in 2014 and 2013 was to reduce cost of goods sold by approximately $8,000,000 and $5,000,000, respectively.

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

The Company enters into agreements at the beginning of each year with many of its vendors that provide for inventory purchase incentives. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of these incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes the Company will continue to receive consideration from vendors in 2016 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future.

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

The present value of future cash flows approach was used to determine any potential impairment. The Company determined that goodwill was not impaired and, therefore, no impairments were recognized for the years ended December 31, 2015, 2014, and 2013.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2015

Other Assets

Other assets are comprised of the following:

	December 31
	2015	2014
	(In Thousands)
Retirement benefit assets	$3,336	$4,247
Deferred compensation benefits	28,488	27,828
Investments	28,351	29,139
Cash surrender value of life insurance policies	105,213	105,227
Customer sales returns inventories	72,814	67,400
Guarantees related to borrowings	35,000	29,000
Other long-term prepayments and receivables	187,716	188,849

Total other assets	$460,918	$451,690

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

Other Long-Term Liabilities

Other long-term liabilities are comprised of the following:

	December 31
	2015	2014
	(In Thousands)
Post-employment and other benefit/retirement liabilities	$54,034	$57,754
Insurance liabilities	33,979	48,569
Other lease obligations	37,642	40,040
Other taxes payable	15,495	18,947
Customer deposits	85,552	81,496
Guarantees related to borrowings	35,000	29,000
Other	198,254	171,943

Total other long-term liabilities	$459,956	$447,749

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2015

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of the following:

	December 31
	2015	2014
	(In Thousands)
Foreign currency translation	$(394,984)	$(186,998)
Unrecognized net actuarial loss, net of tax	(540,018)	(538,614)
Unrecognized prior service credit, net of tax	4,384	5,401

Total accumulated other comprehensive loss	$(930,618)	$(720,211)

The following table presents the changes in accumulated other comprehensive loss by component for the years ended on December 31, 2015 and 2014:

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension Benefits	Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(In Thousands)
Beginning balance, January 1, 2014	$(359,079)	$(957)	$(37,619)	$(397,655)
Other comprehensive loss before reclassifications, net of tax	(193,182)	(39)	(149,379)	(342,600)
Amounts reclassified from accumulated other comprehensive loss, net of tax	20,192	(148)	—	20,044

Net current period other comprehensive loss	(172,990)	(187)	(149,379)	(322,556)

Ending balance, December 31, 2014	(532,069)	(1,144)	(186,998)	(720,211)
Other comprehensive loss before reclassifications, net of tax	(25,558)	(111)	(207,986)	(233,655)
Amounts reclassified from accumulated other comprehensive loss, net of tax	23,412	(164)	—	23,248

Net current period other comprehensive loss	(2,146)	(275)	(207,986)	(210,407)

Ending balance, December 31, 2015	$(534,215)	$(1,419)	$(394,984)	$(930,618)

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2015

The accumulated other comprehensive loss components related to the pension benefits are included in the computation of net periodic benefit (income) cost in the employee benefit plans footnote.

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit approximate their respective fair values based on the short-term nature of these instruments. At December 31, 2015 and 2014, the fair value of fixed rate debt was approximately $501,000,000 and $505,000,000, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. At December 31, 2015 and 2014, the carrying value of fixed rate debt was $500,000,000 and is included in current portion of debt and long-term debt in the consolidated balance sheets.

Shipping and Handling Costs

Shipping and handling costs are classified as selling, administrative and other expenses in the accompanying consolidated statements of income and comprehensive income and totaled approximately $270,000,000, $270,000,000, and $250,000,000, for the years ended December 31, 2015, 2014, and 2013, respectively.

Advertising Costs

Advertising costs are expensed as incurred and totaled $75,000,000, $71,300,000, and $57,900,000 in the years ended December 31, 2015, 2014, and 2013, respectively.

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

Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. The computation of diluted net income per common share includes the dilutive effect of stock options, stock appreciation rights and nonvested restricted stock awards options. Options to purchase approximately 1,280,000, 610,000, and 630,000 shares of common stock ranging from $77 — $92 per share were outstanding at December 31, 2015, 2014, and 2013, respectively. These options were excluded from the computation of diluted net income per common share because the options’ exercise prices were greater than the average market prices of common stock in each respective year.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2015

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”), which creates a single, comprehensive revenue recognition model for all contracts with customers. The updated standard requires an entity to recognize revenue to reflect the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods and services. ASU 2014-9 may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, that deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. The FASB permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of ASU 2014-9 on the Company’s consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model to specifically (i) modify the evaluation of whether limited partnership and similar legal entities are variable interest entities (“VIEs”), (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. ASU 2015-02 will be effective for the Company’s interim and annual periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the existing guidance to require presentation of deferred tax assets and liabilities as noncurrent within a balance sheet. This guidance was adopted, on a prospective basis, at December 31, 2015. The adoption did not have a material impact on the Company’s financial statements.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2015

2.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the years ended December 31, 2015 and 2014 by reportable segment, as well as other identifiable intangible assets, are summarized as follows (in thousands):

	Goodwill					Other Intangible Assets, Net
	Automotive	Industrial	Office Products	Electrical/ Electronic Materials	Total
Balance as of January 1, 2014	$622,180	$116,136	$10,554	$41,101	$789,971	$499,385
Additions	20,404	3,577	37,054	31,565	92,600	110,129
Amortization	—	—	—	—	—	(36,867)
Foreign currency translation	(42,745)	(751)	—	—	(43,496)	(25,132)

Balance as of December 31, 2014	599,839	118,962	47,608	72,666	839,075	547,515
Additions	5,030	18,696	8,891	20,335	52,952	38,596
Amortization	—	—	—	—	—	(34,878)
Foreign currency translation	(49,866)	(1,579)	—	—	(51,445)	(30,020)

Balance as of December 31, 2015	$555,003	$136,079	$56,499	$93,001	$840,582	$521,213

The gross carrying amounts and accumulated amortization relating to other intangible assets at December 31, 2015 and 2014 is as follows (in thousands):

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$494,516	$(115,636)	$378,880	$477,484	$(88,923)	$388,561
Trademarks	153,346	(11,922)	141,424	166,507	(8,654)	157,853
Non-competition agreements	5,765	(4,856)	909	6,062	(4,961)	1,101

	$653,627	$(132,414)	$521,213	$650,053	$(102,538)	$547,515

Amortization expense for other intangible assets totaled $34,878,000, $36,867,000, and $28,987,000 for the years ended December 31, 2015, 2014, and 2013, respectively. Estimated other intangible assets amortization expense for the succeeding five years is as follows (in thousands):

2016	$35,000
2017	35,000
2018	35,000
2019	34,000
2020	34,000

$173,000

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2015

3.	Credit Facilities

The principal amounts of the Company’s borrowings subject to variable rates totaled approximately $125,000,000 and $265,466,000 at December 31, 2015 and 2014, respectively. The weighted average interest rate on the Company’s outstanding borrowings was approximately 2.76% and 2.46% at December 31, 2015 and 2014, respectively.

The Company maintains a $1,200,000,000 unsecured revolving line of credit with a consortium of financial institutions, which matures in June 2020 with two optional one year extensions and bears interest at LIBOR plus a margin, which is based on the Company’s leverage ratio (1.17% at December 31, 2015). The Company also has the option under this agreement to increase its borrowing an additional $350,000,000, as well as an option to decrease the borrowing capacity or terminate the facility with appropriate notice. At December 31, 2015 and 2014, approximately $125,000,000 and $265,466,000 were outstanding under this line of credit, respectively.

Certain borrowings require the Company to comply with a financial covenant with respect to a maximum debt-to-capitalization ratio. At December 31, 2015, the Company was in compliance with all such covenants. Due to the workers’ compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of $62,874,000 and $62,515,000 outstanding at December 31, 2015 and 2014, respectively.

Amounts outstanding under the Company’s credit facilities consist of the following:

	December 31
	2015	2014
	(In Thousands)
Unsecured revolving line of credit, $1,200,000,000, LIBOR plus 0.75% variable	$125,000	$265,466
Unsecured term notes:
November 30, 2011, Series D and E Senior Unsecured Notes, $250,000,000, 3.35% fixed, due November 30, 2016	250,000	250,000
December 2, 2013, Series F Senior Unsecured Notes, $250,000,000, 2.99% fixed, due December 2, 2023	250,000	250,000

Total debt	625,000	765,466
Less debt due within one year	375,000	265,466

Long-term debt, excluding current portion	$250,000	$500,000

Approximate maturities under the Company’s credit facilities are as follows (in thousands):

2016	$375,000
2017	—
2018	—
2019	—
2020	—
Thereafter	250,000

$625,000

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2015

4.	Leased Properties

Future minimum payments, by year and in the aggregate, under the noncancelable operating leases with initial or remaining terms of one year or more was approximately the following at December 31, 2015 (in thousands):

2016	$207,800
2017	163,100
2018	118,300
2019	78,000
2020	48,400
Thereafter	152,300

Total minimum lease payments	$767,900

Rental expense for operating leases was approximately $254,000,000, $233,000,000, and $208,000,000 for 2015, 2014, and 2013, respectively.

5.	Share-Based Compensation

At December 31, 2015, total compensation cost related to nonvested awards not yet recognized was approximately $33,000,000. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for SARs and RSUs outstanding at December 31, 2015 and 2014 was approximately $104,000,000 and $198,100,000, respectively. The aggregate intrinsic value for SARs and RSUs vested totaled approximately $65,000,000 and $116,200,000 at December 31, 2015 and 2014, respectively. At December 31, 2015, the weighted-average contractual life for outstanding and exercisable SARs and RSUs was six and five years, respectively. Share-based compensation costs of $17,717,000, $16,239,000, and $12,648,000, were recorded for the years ended December 31, 2015, 2014, and 2013, respectively. The total income tax benefits recognized in the consolidated statements of income and comprehensive income for share-based compensation arrangements were approximately $7,100,000, $6,500,000, and $5,100,000 for 2015, 2014, and 2013, respectively. There have been no modifications to valuation methodologies or methods during the years ended December 31, 2015, 2014, or 2013.

For the years ended December 31, 2015, 2014, and 2013, the fair values for SARs granted were estimated using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rate of 2.0%, 2.8%, and 2.0%; dividend yield of 2.6%, 2.8%, and 3.2%; annual historical volatility factor of the expected market price of the Company’s common stock of 19% for each of the three years; an average expected life and estimated turnover based on the historical pattern of existing grants of approximately seven years and 5.4%, respectively. The fair value of RSUs is based on the price of the Company’s stock on the date of grant. The total fair value of shares vested during the years ended December 31, 2015, 2014, and 2013 were $15,200,000, $13,800,000, and $8,100,000, respectively.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2015

A summary of the Company’s share-based compensation activity and related information is as follows:

	2015
	Shares (1)	Weighted- Average Exercise Price (2)
	(In Thousands)
Outstanding at beginning of year	3,923	$64
Granted	887	92
Exercised	(540)	54
Forfeited	(89)	81

Outstanding at end of year (3)	4,181	$71

Exercisable at end of year	2,437	$61

Shares available for future grants	10,000

(1)	Shares include Restricted Stock Units (RSUs).

(2)	The weighted-average exercise price excludes RSUs.

(3)	The exercise prices for SARs outstanding as of December 31, 2015 ranged from approximately $42 to $92. The weighted-average remaining contractual life of all SARs outstanding is approximately six years.

The weighted-average grant date fair value of SARs granted during the years 2015, 2014, and 2013 was $13.53, $13.77, and $10.14, respectively. The aggregate intrinsic value of SARs and RSUs exercised during the years ended December 31, 2015, 2014, and 2013 was $30,100,000, $65,200,000, and $43,900,000, respectively.

In 2015, the Company granted approximately 711,000 SARs and 176,000 RSUs. In 2014, the Company granted approximately 680,000 SARs and 165,000 RSUs. In 2013, the Company granted approximately 727,000 SARs and 172,000 RSUs.

A summary of the Company’s nonvested share awards activity is as follows:

Nonvested Share Awards (RSUs)	Shares	Weighted- Average Grant Date Fair Value
	(In Thousands)
Nonvested at January 1, 2015	420	$72
Granted	176	92
Vested	(123)	62
Forfeited	(40)	76

Nonvested at December 31, 2015	433	$82

For the years ended December 31, 2015, 2014, and 2013 approximately $7,000,000, $17,800,000, and $12,900,000, respectively, of excess tax benefits were classified as financing cash inflows.

6.	Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. As of

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2015

December 31, 2015, the Company has not provided Federal income taxes on approximately $623,000,000 of undistributed earnings of its foreign subsidiaries. The Company intends to reinvest these earnings to fund expansion in these and other markets outside the U.S. Accordingly, the Company has not provided any provision for income tax expense in excess of foreign jurisdiction income tax requirements relative to such undistributed earnings in the accompanying consolidated financial statements. Due to the complexities associated with the hypothetical calculation to determine residual taxes on the undistributed earnings, including the availability of foreign tax credits, applicability of any additional local withholding tax and other indirect tax consequence that may arise due to the distribution of these earnings, the Company has concluded it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the existing guidance to require presentation of deferred tax assets and liabilities as noncurrent within a classified statement of financial position. The Company adopted the guidance, on a prospective basis, at December 31, 2015.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2015	2014
	(In Thousands)
Deferred tax assets related to:
Expenses not yet deducted for tax purposes	$318,368	$337,792
Pension liability not yet deducted for tax purposes	347,263	341,904

	665,631	679,696

Deferred tax liabilities related to:
Employee and retiree benefits	249,126	227,926
Inventory	147,199	152,913
Other intangible assets	111,305	105,482
Property, plant, and equipment	58,496	59,600
Other	31,664	30,641

	597,790	576,562

Net deferred tax assets	67,841	103,134
Current portion of deferred tax assets	—	(30,282)

Noncurrent net deferred tax assets	$67,841	$72,852

The current portion of the deferred tax assets and liabilities are included in prepaid expenses and other current assets and other current liabilities, respectively, in the consolidated balance sheet at December 31, 2014.

The components of income before income taxes are as follows:

	2015	2014	2013
	(In Thousands)
United States	$1,004,919	$978,824	$850,866
Foreign	118,762	138,915	193,438

Income before income taxes	$1,123,681	$1,117,739	$1,044,304

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2015

The components of income tax expense are as follows:

	2015	2014	2013
	(In Thousands)
Current:
Federal	$309,403	$224,591	$303,016
State	45,460	43,513	47,010
Foreign	27,602	84,030	30,941
Deferred	35,544	54,319	(21,622)

	$418,009	$406,453	$359,345

The reasons for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

	2015	2014	2013
	(In Thousands)
Statutory rate applied to income	$393,288	$391,209	$365,506
Plus state income taxes, net of Federal tax benefit	32,295	32,646	28,823
Earnings in jurisdictions taxed at rates different from the statutory US tax rate	(13,684)	(3,453)	(37,873)
Foreign tax credit	(264)	(20,170)	—
Capital loss expiration	—	—	16,803
Reversal of capital loss valuation allowance	—	—	(16,803)
Other	6,374	6,221	2,889

	$418,009	$406,453	$359,345

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2009 or subject to non-United States income tax examinations for years ended prior to 2008. The Company is currently under audit in the United States and Canada. Some audits may conclude in the next twelve months and the unrecognized tax benefits recorded in relation to the audits may differ from actual settlement amounts. It is not possible to estimate the effect, if any, of the amount of such change during the next twelve months to previously recorded uncertain tax positions in connection with the audits. However, the Company does not anticipate total unrecognized tax benefits will significantly change during the year due to the settlement of audits and the expiration of statutes of limitations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2015	2014	2013
	(In Thousands)
Balance at beginning of year	$17,581	$47,190	$45,455
Additions based on tax positions related to the current year	1,969	3,303	3,238
Additions for tax positions of prior years	61	6,415	3,759
Reductions for tax positions for prior years	(3,152)	(851)	(1,472)
Reduction for lapse in statute of limitations	(425)	(481)	(1,714)
Settlements	(219)	(37,995)	(2,076)

Balance at end of year	$15,815	$17,581	$47,190

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2015

The amount of gross tax effected unrecognized tax benefits, including interest and penalties, as of December 31, 2015 and 2014 was approximately $17,684,000 and $19,497,000, respectively, of which approximately $9,317,000 and $11,106,000, respectively, if recognized, would affect the effective tax rate. During 2014, the Company settled certain transfer pricing methodologies with tax authorities, and on a consolidated basis, the difference, in related payments and refunds and the amount reflected in the tax reserves, was not material.

During the years ended December 31, 2015, 2014, and 2013, the Company paid interest and penalties of approximately $1,051,000, $14,000,000, and $405,000, respectively. The Company had approximately $1,746,000 and $1,916,000 of accrued interest and penalties at December 31, 2015 and 2014, respectively. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

7.	Employee Benefit Plans

The Company’s defined benefit pension plans cover employees in the U.S. and Canada who meet eligibility requirements. The plan covering U.S. employees is noncontributory. As of December 31, 2013, the Company implemented a hard freeze for the U.S. qualified defined benefit plan. Therefore, no further benefit accruals were provided after that date for additional credited service or earnings. In addition, all participants who are employed after December 31, 2013 became fully vested as of December 31, 2013. The Canadian plan is contributory and benefits are based on career average compensation. The Company’s funding policy is to contribute an amount equal to the minimum required contribution under applicable pension legislation. The Company may increase its contribution above the minimum, if appropriate to its tax and cash position and the plans’ funded position.

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

Changes in benefit obligations for the years ended December 31, 2015 and 2014 were:

	2015	2014
	(In Thousands)
Changes in benefit obligation
Benefit obligation at beginning of year	$2,352,094	$2,035,185
Service cost	8,562	7,824
Interest cost	98,088	102,465
Plan participants’ contributions	2,838	3,526
Actuarial (gain) loss	(139,573)	346,875
Foreign currency exchange rate changes	(35,082)	(18,697)
Gross benefits paid	(87,571)	(125,084)

Benefit obligation at end of year	$2,199,356	$2,352,094

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2015

The actuarial loss incurred in the year ended December 31, 2014 is primarily attributable to a lower discount rate, as well as changes in the mortality assumptions.

The benefit obligations for the Company’s U.S. pension plans included in the above were $2,012,935,000 and $2,135,827,000 at December 31, 2015 and 2014, respectively. The total accumulated benefit obligation for the Company’s defined benefit pension plans in the U.S. and Canada was approximately $2,179,626,000 and $2,328,489,000 at December 31, 2015 and 2014, respectively.

The assumptions used to measure the pension benefit obligations for the plans at December 31, 2015 and 2014, were:

	2015	2014
Weighted-average discount rate	4.82%	4.26%
Rate of increase in future compensation levels	3.12%	3.07%

Changes in plan assets for the years ended December 31, 2015 and 2014 were:

	2015	2014
	(In Thousands)
Changes in plan assets
Fair value of plan assets at beginning of year	$2,021,837	$1,933,063
Actual return on plan assets	(45,529)	174,652
Foreign currency exchange rate changes	(33,382)	(17,616)
Employer contributions	54,543	53,296
Plan participants’ contributions	2,838	3,526
Benefits paid	(87,571)	(125,084)

Fair value of plan assets at end of year	$1,912,736	$2,021,837

The fair values of plan assets for the Company’s U.S. pension plans included in the above were $1,731,368,000 and $1,819,747,000 at December 31, 2015 and 2014, respectively.

The asset allocations for the Company’s funded pension plans at December 31, 2015 and 2014, and the target allocation for 2016, by asset category were:

	Target Allocation 2016	Percentage of Plan Assets at December 31
		2015	2014
Asset Category
Equity securities	71%	69%	70%
Debt securities	29%	31%	30%

	100%	100%	100%

The Company’s benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of the funds. The pension plan strategy implemented by the Company’s management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in the U.S. and Canada, as well as fiduciary standards. The long-term primary investment objectives for the pension plans are to provide for a reasonable amount of long-term growth of capital, without

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2015

undue exposure to risk, protect the assets from erosion of purchasing power, and provide investment results that meet or exceed the pension plans’ actuarially assumed long-term rates of return. The Company’s investment strategy with respect to pension plan assets is to generate a return in excess of the passive portfolio benchmark (49% S&P 500 Index, 5% Russell Mid Cap Index, 8% Russell 2000 Index, 5% MSCI EAFE Index, 5% DJ Global Moderate Index, and 28% BarCap U.S. Govt/Credit).

The fair values of the plan assets as of December 31, 2015 and 2014, by asset category, are shown in the tables below. Various inputs are considered when determining the value of the Company’s pension plan assets. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Level 1 represents observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 represents other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.). Level 3 represents significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

	2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Equity Securities
Common stocks — mutual funds — equity	$349,852	$349,852	$—	$—
Genuine Parts Company common stock	173,363	173,363	—	—
Other stocks	793,229	792,624	—	605

Debt Securities
Short-term investments	46,195	46,195	—	—
Cash and equivalents	2,978	2,978	—	—
Government bonds	193,436	109,559	83,877	—
Corporate bonds	172,119	—	172,119	—
Asset-backed and mortgage–backed securities	27,510	—	27,510	—
Convertible securities	434	—	434	—
Other-international	21,137	20,785	352	—
Municipal bonds	5,857	—	5,857	—
Mutual funds — fixed income	123,895	—	123,895	—

Other
Cash surrender value of life insurance policies	2,731	—	—	2,731

Total	$1,912,736	$1,495,356	$414,044	$3,336

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2015

	2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Equity Securities
Common stocks — mutual funds — equity	$366,716	$366,716	$—	$—
Genuine Parts Company common stock	215,477	215,477	—	—
Other stocks	822,782	822,782	—	—

Debt Securities
Short-term investments	41,882	41,882	—	—
Cash and equivalents	8,921	8,921	—	—
Government bonds	192,413	96,480	95,933	—
Corporate bonds	178,214	—	178,214	—
Asset-backed and mortgage–backed securities	27,756	—	27,756	—
Convertible securities	633	—	633	—
Other-international	25,137	21,815	3,322	—
Municipal bonds	6,435	—	6,435	—
Mutual funds — fixed income	132,752	—	132,752	—

Other
Options and futures	7	7	—	—
Cash surrender value of life insurance policies	2,712	—	—	2,712

Total	$2,021,837	$1,574,080	$445,045	$2,712

Equity securities include Genuine Parts Company common stock in the amounts of $173,363,000 (9% of total plan assets) and $215,477,000 (11% of total plan assets) at December 31, 2015 and 2014, respectively. Dividend payments received by the plan on Company stock totaled approximately $4,965,000 and $4,650,000 in 2015 and 2014, respectively. Fees paid during the year for services rendered by parties in interest were based on customary and reasonable rates for such services.

The changes in the fair value measurement of plan assets using significant unobservable inputs (Level 3) during 2015 and 2014 were not material.

Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2016 pension cost or income is 7.83% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2015

The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31:

	2015	2014
	(In Thousands)
Other long-term asset	$3,336	$4,247
Other current liability	(7,432)	(6,740)
Pension and other post-retirement liabilities	(282,524)	(327,764)

	$(286,620)	$(330,257)

Amounts recognized in accumulated other comprehensive loss consist of:

	2015	2014
	(In Thousands)
Net actuarial loss	$882,464	$875,788
Prior service credit	(1,814)	(2,436)

	$880,650	$873,352

The following table reflects the total benefits expected to be paid from the pension plans’ or the Company’s assets. Of the pension benefits expected to be paid in 2016, approximately $7,382,000 is expected to be paid from employer assets. Expected employer contributions below reflect amounts expected to be contributed to funded plans. Information about the expected cash flows for the pension plans follows (in thousands):

Employer contribution
2016 (expected)	$49,000
Expected benefit payments:
2016	$93,000
2017	102,000
2018	109,000
2019	116,000
2020	124,000
2021 through 2025	703,000

Net periodic benefit (income) cost included the following components:

	2015	2014	2013
	(In Thousands)
Service cost	$8,562	$7,824	$19,083
Interest cost	98,088	102,465	89,408
Expected return on plan assets	(150,130)	(144,746)	(133,816)
Amortization of prior service credit	(565)	(1,890)	(7,538)
Amortization of actuarial loss	38,197	26,791	83,934

Net periodic benefit (income) cost	$(5,848)	$(9,556)	$51,071

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2015

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	2015	2014	2013
	(In Thousands)
Current year actuarial loss (gain)	$44,930	$312,011	$(368,587)
Recognition of actuarial loss	(38,197)	(26,791)	(83,934)
Recognition of prior service credit	565	638	7,538

Total recognized in other comprehensive income (loss)	$7,298	$285,858	$(444,983)

Total recognized in net periodic benefit (income) cost and other comprehensive income (loss)	$1,450	$276,303	$(393,912)

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2016 are as follows in thousands:

Actuarial loss	$31,146
Prior service credit	(430)

Total	$30,716

The assumptions used in measuring the net periodic benefit (income) cost for the plans follow:

	2015	2014	2013
Weighted average discount rate	4.26%	5.10%	4.17%
Rate of increase in future compensation levels	3.07%	3.04%	3.30%
Expected long-term rate of return on plan assets	7.85%	7.85%	7.83%

Prior to 2014, the Company had two defined contribution plans that covered substantially all of its domestic employees. The Company’s matching contributions were determined based on the employee’s participation in the U.S. pension plan. Prior to 2014, U.S. pension plan participants who continued earning credited service after 2008 received a matching contribution of 20% of the first 6% of the employee’s salary. Other employees received a matching contribution of 100% of the first 5% of the employee’s salary. The two plans were merged effective January 1, 2014. Beginning in 2014, all employees receive a matching contribution of 100% of the first 5% of the employees’ salary. Total plan expense was approximately $55,066,000 in 2015, $53,351,000 in 2014, and $43,236,000 in 2013.

8.	Guarantees

The Company guarantees the borrowings of certain independently controlled automotive parts stores (independents) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (affiliates). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the independent. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entity’s economic performance including, but not limited to, decisions about hiring and terminating personnel, local

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2015

marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantee. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At December 31, 2015, the Company was in compliance with all such covenants.

At December 31, 2015, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $332,632,000. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

The Company has recognized certain assets and liabilities amounting to $35,000,000 and $29,000,000 for the guarantees related to the independents’ and affiliates’ borrowings at December 31, 2015 and 2014, respectively. These assets and liabilities are included in other assets and other long-term liabilities in the consolidated balance sheets.

9.	Acquisitions

During 2015, the Company acquired one company in the Electrical/Electronic Materials Group, three companies in the Office Products Group, four companies in the Industrial Group, and five store groups in the Automotive Parts Group for approximately $120,000,000, net of cash acquired. During 2014, the Company acquired two companies each in the Automotive Group, Office Products Group, and Electrical/Electronic Materials Group and one company in the Industrial Group for approximately $260,000,000, net of cash acquired. During 2013, the Company acquired one company each in the Automotive Group (including GPC Asia Pacific), Industrial Group, and Electrical/Electronic Materials Group for approximately $650,000,000, net of cash acquired.

For each acquisition, the Company allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s consolidated statements of income and comprehensive income beginning on their respective acquisition dates. The Company recorded approximately $90,000,000, $200,000,000 and $950,000,000 of goodwill and other intangible assets associated with the 2015, 2014, and 2013 acquisitions, respectively.

For the 2015 acquisitions, other intangible assets acquired consisted of customer relationships of $39,000,000 with weighted average amortization lives of 15 years. For the 2014 acquisitions, other intangible assets acquired consisted of customer relationships of $82,000,000 and trademarks of $28,000,000 with weighted average amortization lives of 18 and 40 years, respectively. For the 2013 acquisitions, other intangible assets acquired consisted of customer relationships of $235,000,000, trademarks of $141,000,000, and non-competition agreements of $4,000,000 with weighted average amortization lives of 15, 40, and 1 years, respectively.

Additional disclosure on the 2013 automotive acquisition of GPC Asia Pacific is provided below.

GPC Asia Pacific

The Company acquired a 30% investment in GPC Asia Pacific, formerly known as the Exego Group, for approximately $166,000,000 effective January 1, 2012. On April 1, 2013, the Company acquired the remaining

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2015

70% interest in GPC Asia Pacific for approximately $590,000,000, net of cash acquired of $70,000,000, and the assumption of approximately $230,000,000 in debt. The acquisition was financed using a combination of cash on hand and borrowings under existing credit facilities. GPC Asia Pacific, which is headquartered in Melbourne, Australia, is a leading aftermarket distributor of automotive replacement parts and accessories in Australasia, with annual revenues of approximately $1,000,000,000 and a company-owned store footprint of approximately 500 locations across Australia and New Zealand. This acquisition provides an opportunity for the Company to participate in the ongoing and significant growth opportunities in the Australasian aftermarket.

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

December 31, 2015

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

The unaudited pro forma consolidated statements of income and comprehensive income of the Company as if GPC Asia Pacific had been included in the consolidated results of the Company for the year ended December 31, 2013 would be estimated at $14,400,000,000 in net sales and net income of $4.42 on a per share diluted basis. The pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of this period, nor is it necessarily indicative of future results.

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

December 31, 2015

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

Inter-segment sales are not significant. Operating profit for each industry segment is calculated as net sales less operating expenses excluding general corporate expenses, interest expense, and equity in income from investees, amortization, and noncontrolling interests. Approximately $118,800,000, $138,900,000 and $193,400,000 of income before income taxes was generated in jurisdictions outside the United States for the years ended December 31, 2015, 2014, and 2013, respectively. Net sales and net property, plant and equipment by country relate directly to the Company’s operations in the respective country. Corporate assets are principally cash and cash equivalents and headquarters’ facilities and equipment.

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2015

For management purposes, net sales by segment exclude the effect of certain discounts, incentives, and freight billed to customers. The line item “other” represents the net effect of the discounts, incentives, and freight billed to customers that are reported as a component of net sales in the Company’s consolidated statements of income and comprehensive income.

	2015	2014	2013	2012	2011
	(In Thousands)
Net sales:
Automotive	$8,015,098	$8,096,877	$7,489,186	$6,320,882	$6,061,424
Industrial	4,646,689	4,771,080	4,429,976	4,453,574	4,173,574
Office products	1,937,629	1,802,754	1,638,618	1,686,690	1,689,368
Electrical/electronic materials	750,770	739,119	568,872	582,820	557,537
Other	(70,142)	(68,183)	(48,809)	(30,098)	(23,026)

Total net sales	$15,280,044	$15,341,647	$14,077,843	$13,013,868	$12,458,877

Operating profit:
Automotive	$729,152	$700,386	$641,492	$540,678	$467,806
Industrial	339,180	370,043	320,720	352,119	337,628
Office products	140,866	133,727	122,492	134,441	134,124
Electrical/electronic materials	70,151	64,884	47,584	50,910	40,663

Total operating profit	1,279,349	1,269,040	1,132,288	1,078,148	980,221
Interest expense, net	(20,354)	(24,192)	(24,330)	(19,619)	(24,608)
Corporate expense	(100,436)	(90,242)	(34,667)	(26,606)	(58,033)
Intangible asset amortization	(34,878)	(36,867)	(28,987)	(12,991)	(6,774)

Income before income taxes	$1,123,681	$1,117,739	$1,044,304	$1,018,932	$890,806

Assets:
Automotive	$4,293,290	$4,275,298	$4,009,244	$3,411,252	$3,218,931
Industrial	1,143,952	1,224,735	1,162,697	1,130,877	1,100,024
Office products	831,546	835,592	708,944	731,564	700,720
Electrical/electronic materials	191,866	196,400	156,780	137,237	129,933
Corporate	322,323	327,623	353,276	898,292	773,391
Goodwill and other intangible assets	1,361,794	1,386,590	1,289,356	497,839	279,775

Total assets	$8,144,771	$8,246,238	$7,680,297	$6,807,061	$6,202,774

Genuine Parts Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2015

	2015	2014	2013	2012	2011
	(In Thousands)
Depreciation and amortization:
Automotive	$70,112	$77,645	$76,238	$60,630	$60,252
Industrial	9,960	9,906	8,751	8,307	7,495
Office products	10,922	10,728	10,166	10,837	9,999
Electrical/electronic materials	2,933	2,658	1,904	1,733	1,554
Corporate	12,870	10,509	7,911	3,885	2,862
Intangible asset amortization	34,878	36,867	28,987	12,991	6,774

Total depreciation and amortization	$141,675	$148,313	$133,957	$98,383	$88,936

Capital expenditures:
Automotive	$77,504	$78,537	$97,735	$67,482	$61,795
Industrial	13,998	12,442	8,808	13,015	9,851
Office products	12,323	11,135	9,297	16,013	22,036
Electrical/electronic materials	2,824	3,003	1,730	1,029	1,762
Corporate	2,895	2,564	6,493	4,448	8,025

Total capital expenditures	$109,544	$107,681	$124,063	$101,987	$103,469

Net sales:
United States	$12,843,078	$12,565,329	$11,594,713	$11,299,291	$10,791,303
Canada	1,395,695	1,583,075	1,560,799	1,616,921	1,571,733
Australasia	992,064	1,133,620	839,353	—	—
Mexico	119,349	127,806	131,787	127,754	118,867
Other	(70,142)	(68,183)	(48,809)	(30,098)	(23,026)

Total net sales	$15,280,044	$15,341,647	$14,077,843	$13,013,868	$12,458,877

Net property, plant, and equipment:
United States	$495,073	$495,452	$503,882	$466,473	$411,193
Canada	79,023	98,939	99,135	93,496	84,210
Australasia	65,289	65,707	60,614	—	—
Mexico	8,832	10,004	6,430	6,396	4,801

Total net property, plant, and equipment	$648,217	$670,102	$670,061	$566,365	$500,204

Annual Report on Form 10-K

Item 15(a)

Financial Statement Schedule II — Valuation and Qualifying Accounts

Genuine Parts Company and Subsidiaries

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year ended December 31, 2013:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$19,180,190	$8,691,000	$(13,448,190)	$14,423,000
Year ended December 31, 2014:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$14,423,000	$7,192,000	$(9,779,000)	$11,836,000
Year ended December 31, 2015:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$11,836,000	$12,373,000	$(13,516,000)	$10,693,000

(1)	Doubtful accounts written off, net of recoveries.

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

— 10.1*	The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993.

— 10.2*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996.

— 10.3*	Amendment No. 2 to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999.

— 10.4*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001.

— 10.5*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003.

— 10.6*	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 28, 2005, effective January 1, 2006.

— 10.7*	Amendment No. 6 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2007, effective January 1, 2008.

— 10.8*	Amendment No. 7 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 16, 2010, effective January 1, 2011.

— 10.9*	Amendment No. 8 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 7, 2012, effective December 7, 2012.

— 10.10*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996.

— 10.11*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999.

— 10.12*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009.

— 10.13*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated August 16, 2010, effective August 16, 2010.

— 10.14*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated November 16, 2010, effective January 1, 2011.

— 10.15*	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated December 7, 2012, effective December 31, 2013.

— 10.16*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003.

— 10.17*	Amendment No. 1 to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated November 19, 2007, effective January 1, 2008.

— 10.18*	Amendment No. 2 to the Genuine Parts Company Director’s Deferred Compensation Plan, dated December 7, 2012, effective December 7, 2012

— 10.19*	Description of Director Compensation.

— 10.20*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001.

— 10.21*	Genuine Parts Company 2006 Long-Term Incentive Plan, effective April 17, 2006.

— 10.22*	Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006.

— 10.23*	Amendment No. 2 to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 19, 2007, effective November 19, 2007.

— 10.24*	Genuine Parts Company 2015 Incentive Plan, effective November 17, 2014.

— 10.25*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement.

— 10.26*	Genuine Parts Company Restricted Stock Unit Award Agreement.

— 10.27*	Genuine Parts Company Stock Appreciation Rights Agreement.

—10.28*	Form of Executive Officer Change in Control Agreement.

*	Indicates management contracts and compensatory plans and arrangements.