Form 10-Q
period 2016-03-31
GENUINE PARTS CO
filed 2016-04-29
CIK 40987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2016
Common Stock, $1.00 par value per share	149,623,104 Shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$205,135	$211,631
Trade accounts receivable, less allowance for doubtful accounts (2016 – $12,699; 2015 – $10,693)	1,981,651	1,822,419
Merchandise inventories, net – at lower of cost or market	3,074,641	2,999,966
Prepaid expenses and other current assets	508,841	521,300

TOTAL CURRENT ASSETS	5,770,268	5,555,316
Goodwill	877,282	840,582
Other intangible assets, less accumulated amortization	535,703	521,213
Deferred tax assets	114,917	118,525
Other assets	504,153	460,918
Property, plant and equipment, less accumulated depreciation (2016 – $935,496; 2015 – $902,917)	648,204	648,217

TOTAL ASSETS	$8,450,527	$8,144,771

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$2,961,318	$2,821,526
Current portion of debt	450,000	375,000
Dividends payable	98,339	92,595
Income taxes payable	46,137	6,762
Other current liabilities	656,132	644,771

TOTAL CURRENT LIABILITIES	4,211,926	3,940,654
Long-term debt	250,000	250,000
Pension and other post–retirement benefit liabilities	231,652	284,235
Deferred tax liabilities	50,736	50,684
Other long-term liabilities	462,501	459,956
EQUITY:
Preferred stock, par value – $1 per share
Authorized – 10,000,000 shares – None issued	-0-	-0-
Common stock, par value – $1 per share
Authorized – 450,000,000 shares – Issued and outstanding – 2016 – 149,623,104 shares; 2015 – 150,081,474 shares	149,623	150,081
Additional paid-in capital	45,044	41,353
Retained earnings	3,899,582	3,885,751
Accumulated other comprehensive loss	(862,519)	(930,618)

TOTAL PARENT EQUITY	3,231,730	3,146,567
Noncontrolling interests in subsidiaries	11,982	12,675

TOTAL EQUITY	3,243,712	3,159,242

TOTAL LIABILITIES AND EQUITY	$8,450,527	$8,144,771

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2016	2015
	(unaudited) (in thousands, except per share data)
Net sales	$3,718,267	$3,736,051
Cost of goods sold	2,613,796	2,623,232

Gross profit	1,104,471	1,112,819
Operating expenses:
Selling, administrative, and other expenses	823,172	825,554
Depreciation and amortization	34,654	35,884

	857,826	861,438
Income before income taxes	246,645	251,381
Income taxes	88,620	90,371

Net income	$158,025	$161,010

Basic net income per common share	$1.06	$1.05

Diluted net income per common share	$1.05	$1.05

Dividends declared per common share	$0.6575	$0.6150

Weighted average common shares outstanding	149,593	152,656
Dilutive effect of stock options and non-vested restricted stock awards	749	918

Weighted average common shares outstanding – assuming dilution	150,342	153,574

Comprehensive income	$226,124	$53,539

See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(unaudited) (in thousands)
OPERATING ACTIVITIES:
Net income	$158,025	$161,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,654	35,884
Share-based compensation	4,249	3,316
Excess tax benefits from share-based compensation	(5,144)	(3,734)
Changes in operating assets and liabilities	(56,739)	(73,964)

NET CASH PROVIDED BY OPERATING ACTIVITIES	135,045	122,512
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,670)	(16,427)
Acquisitions and other investing activities	(73,625)	(30,129)

NET CASH USED IN INVESTING ACTIVITIES	(85,295)	(46,556)
FINANCING ACTIVITIES:
Proceeds from debt	975,000	779,910
Payments on debt	(900,000)	(650,000)
Share-based awards exercised, net of taxes paid	(5,586)	(3,804)
Excess tax benefits from share-based compensation	5,144	3,734
Dividends paid	(92,596)	(88,039)
Purchases of stock	(46,431)	(84,252)

NET CASH USED IN FINANCING ACTIVITIES	(64,469)	(42,451)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	8,223	(4,740)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,496)	28,765
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	211,631	137,730

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$205,135	$166,495

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company”) for the year ended December 31, 2015. Accordingly, the unaudited interim condensed consolidated financial statements and related disclosures herein should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements covered by this quarterly report were issued.

Note B – Segment Information

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net sales:
Automotive	$1,932,178	$1,898,508
Industrial	1,152,627	1,181,823
Office products	476,654	490,298
Electrical/electronic materials	175,847	182,046
Other	(19,039)	(16,624)

Total net sales	$3,718,267	$3,736,051

Operating profit:
Automotive	$153,710	$150,641
Industrial	81,833	87,769
Office products	34,204	36,524
Electrical/electronic materials	14,841	15,463

Total operating profit	284,588	290,397
Interest expense, net	(4,822)	(5,327)
Other intangible assets amortization	(8,760)	(8,604)
Other, net	(24,361)	(25,085)

Income before income taxes	$246,645	$251,381

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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net income	$158,025	$161,010
Other comprehensive income (loss):
Foreign currency translation	63,366	(113,309)
Pension and other post-retirement benefit adjustments:
Recognition of prior service credit, net of tax	(222)	(240)
Recognition of actuarial loss, net of tax	4,955	6,078
Net actuarial loss, net of tax	—	—

Total other comprehensive income (loss)	68,099	(107,471)

Comprehensive income	$226,124	$53,539

The following tables present the changes in accumulated other comprehensive loss by component for the three months ended March 31:

	2016
	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1	$(535,634)	$(394,984)	$(930,618)
Other comprehensive income before reclassifications, net of tax	—	63,366	63,366
Amounts reclassified from accumulated other comprehensive loss, net of tax	4,733	—	4,733

Net current period other comprehensive income	4,733	63,366	68,099

Ending balance, March 31	$(530,901)	$(331,618)	$(862,519)

	2015
	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1	$(533,213)	$(186,998)	$(720,211)
Other comprehensive loss before reclassifications, net of tax	—	(113,309)	(113,309)
Amounts reclassified from accumulated other comprehensive loss, net of tax	5,838	—	5,838

Net current period other comprehensive income (loss)	5,838	(113,309)	(107,471)

Ending balance, March 31	$(527,375)	$(300,307)	$(827,682)

The accumulated other comprehensive loss components related to the pension benefits are included in the computation of net periodic benefit income in the employee benefit plans footnote.

Note D – Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model to specifically (i) modify the evaluation of whether limited partnership and similar legal entities are variable interest entities (“VIEs”), (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. ASU 2015-02 is effective for the Company’s interim and annual periods beginning after December 15, 2015. The adoption of ASU 2015-02 did not have a material impact to the Company’s condensed consolidated financial statements for the three months ended March 31, 2016 and will not have a material impact on the annual consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires an entity to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, including operating leases, with a term greater than twelve months. Expanded disclosures with additional qualitative and quantitative information will also be required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard must be adopted using a modified retrospective transition. The Company is currently evaluating the impact of ASU No. 2016-02 on its condensed consolidated financial statements and related disclosures.

In March 2016, The FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) that changes the accounting for certain aspects of share-based compensation to employees including forfeitures, employer tax withholding, and the financial statement presentation of excess tax benefits or expense. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based compensation. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2016-09 on its condensed consolidated financial statements.

Note E – Share-Based Compensation

As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in its 2015 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At March 31, 2016, total compensation cost related to nonvested awards not yet recognized was approximately $26.2 million, as compared to $33.0 million at December 31, 2015. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for SARs and RSUs outstanding at March 31, 2016 was approximately $133.1 million. At March 31, 2016, the aggregate intrinsic value for SARs and RSUs vested totaled approximately $79.1 million, and the weighted-average contractual lives for outstanding and exercisable SARs and RSUs were approximately six and five years, respectively. For the three months ended March 31, 2016, $4.2 million of share-based compensation cost was recorded, as compared to $3.3 million for the same period in the prior year.

Options to purchase approximately 1.3 million shares of common stock were outstanding but excluded from the computation of diluted earnings per share for the three month period ended March 31, 2016, as compared to approximately 0.6 million shares for the three month period ended March 31, 2015. These options were excluded from the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of the common stock. On April 1, 2016, the Company granted approximately 722,000 SARs and 170,000 RSUs.

Note F – Employee Benefit Plans

Net periodic benefit income for the pension plans included the following components for the three months ended March 31:

	Pension Benefits
	2016	2015
	(in thousands)
Service cost	$2,027	$2,387
Interest cost	26,091	24,612
Expected return on plan assets	(39,138)	(37,647)
Amortization of prior service credit	(108)	(141)
Amortization of actuarial loss	7,795	9,613

Net periodic benefit income	$(3,333)	$(1,176)

Pension benefits also include amounts related to a supplemental retirement plan. During the three months ended March 31, 2016, the Company made a $38.7 million contribution to the pension plan.

Note G – Guarantees

The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantees. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At March 31, 2016, the Company was in compliance with all such covenants.

At March 31, 2016, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $350.6 million. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantees. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

As of March 31, 2016, the Company has recognized certain assets and liabilities amounting to $37.0 million each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets.

Note H – Fair Value of Financial Instruments

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit approximate their respective fair values based on the short-term nature of these instruments. At March 31, 2016, the carrying value and the fair value of fixed rate debt were approximately $500.0 million and $505.5 million, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. The carrying value of the short-term fixed rate debt of $250.0 million is included in “Current portion of debt”, with the long-term portion of $250.0 million included in “Long-term debt,” in the accompanying condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Forward-Looking Statements

Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission (SEC) or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, the Company’s ability to successfully implement its business initiatives in each of its four business segments, slowing demand for the Company’s products, changes in general economic conditions, including, unemployment, inflation or deflation, volatile exchange rates, high energy costs, uncertain credit markets and other macro-economic conditions, the ability to maintain favorable vendor arrangements and relationships, disruptions in our vendors’ operations, competitive product, service and pricing pressures, the Company’s ability to successfully integrate its acquired businesses, the uncertainties and costs of litigation, disruptions caused by a failure or breach of the Company’s information systems, as well as other risks and uncertainties discussed in the Company’s Annual Report on Form 10-K for 2015 and from time to time in the Company’s subsequent filings with the SEC.

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent reports on Forms 10-K, 10-Q, 8-K and other reports to the SEC.

Overview

Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the three months ended March 31, 2016, business was conducted throughout the United States, Canada, Australia, New Zealand, Mexico and Puerto Rico from approximately 2,650 locations.

Sales for the three months ended March 31, 2016 were $3.72 billion, a slight decrease as compared to $3.74 billion in the same period of the prior year. For the three months ended March 31, 2016, the Company recorded consolidated net income of $158.0 million, a decrease of 2% as compared to consolidated net income of $161.0 million in the same three month period of the prior year.

The Company continues to focus on a variety of initiatives to facilitate continued growth including strategic acquisitions, the introduction of new and expanded product lines, geographic expansion, sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives.

Sales

Sales for the three months ended March 31, 2016 were $3.72 billion, a slight decrease as compared to $3.74 billion in the same period of the prior year. For the three month period ended March 31, 2016, foreign currency negatively impacted sales by approximately 1.5%.

Sales for the Automotive Parts Group increased approximately 2% in the first quarter of 2016, as compared to the same period in the prior year. This group’s revenue increase for the three months ended March 31, 2016 consisted of approximately 3.5% organic growth, and a 1% benefit from acquisitions offset by a negative 2.5% impact of foreign currency associated with the sales from our businesses throughout Australia, Canada and Mexico. We anticipate continued underlying sales growth in the Automotive Parts Group associated with the Company’s initiatives to drive organic growth. However, this growth is anticipated to be partially offset by a negative foreign currency impact.

The Industrial Products Group’s sales decreased by 2.5% for the three month period ended March 31, 2016, as compared to the same period in 2015. The decrease in this group’s revenues reflects an approximate 3% decrease in organic sales and a 1% currency headwind, offset by a 1.5% accretive impact of acquisitions. This group continues to experience difficult demand patterns. We anticipate these will persist for at least the next few quarters, although we do have multiple initiatives in place to help us grow our market share and overcome these challenges.

Sales for the Office Products Group decreased 3% for the three months ended March 31, 2016, primarily due to an approximate 4% decrease in organic sales, which was partially offset by a 1% contribution from acquisitions, as compared to the same three month period in 2015. We expect our internal sales initiatives, including ongoing acquisitions, to support revenue growth for this group in the quarters ahead.

Sales for the Electrical/Electronic Materials Group decreased 3% for the three months ended March 31, 2016 as compared to the same period in 2015, and reflects an approximate 6% decrease in organic sales, a 4% accretive impact of the Company’s acquisitions and a 1% negative impact of copper pricing. Our focused growth initiatives, including acquisitions, should enable this group to report gradually improving revenue trends in the quarters ahead.

For the three month period ended March 31, 2016, industry pricing was flat in the Automotive, Industrial and Office Product segments and decreased approximately 1% in the Electrical/Electronic Materials segment.

Cost of Goods Sold/Expenses

Cost of goods sold for the three months ended March 31, 2016 was $2.61 billion, a slight decrease from $2.62 billion for the same period in the prior year, and as a percent of sales increased slightly to 70.3% as compared to 70.2% in the first quarter of the previous year. The decrease in cost of goods sold for the three month period ended March 31, 2016 primarily relates to the sales decline in the quarter, as compared to the same three month period of the previous year. The Company’s cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers and retail stores, vendor income and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor income or vendor pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures, (iv) physical inventory and LIFO adjustments, and (v) changes in foreign currency exchange rates.

Total operating expenses decreased to $857.8 million for the three month period ended March 31, 2016 as compared to $861.4 million, and as a percentage of net sales remained unchanged at 23.1% in the same three month period of the previous year. We continue to focus on effectively managing the costs in our businesses with ongoing investments in technology and supply chain initiatives primarily associated with freight and logistics.

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

Operating Profit

Operating profit decreased to $284.6 million or 7.7% of net sales for the three months ended March 31, 2016, compared to $290.4 million or 7.8% of net sales for the same three month period of the prior year. The decrease in operating profit as a percentage of net sales for the three month period ended March 31, 2016 is primarily due to the Company’s lower sales volume and its impact on supplier incentives in the Industrial Products Group, and expense leverage in that group, as well as the Office Products and Electrical/Electronic Materials Groups.

The Automotive Parts Group’s operating profit increased 2% in the three month period ended March 31, 2016 compared to the same period of 2015, and its operating profit margin increased to 8.0%, as compared to 7.9% in the same three month period of the prior year. The increase in operating profit margin for the three month period ended March 31, 2016 is primarily due to the positive impact of cost control initiatives.

The Industrial Products Group’s operating profit decreased approximately 7% in the three month period ended March 31, 2016 compared to the same three month period of 2015, and the operating profit margin for this group decreased to 7.1% compared to 7.4% for the same period of the previous year. The decrease in operating profit margin for the three month period ended March 31, 2016 is primarily due to lower sales volume and its impact on supplier incentives and expense leverage.

The Office Products Group’s operating profit decreased approximately 6% for the three months ended March 31, 2016 compared to the same three month period in 2015, and the operating profit margin for this group decreased to 7.2% compared to 7.4% for the same three month period of 2015. The decrease in operating profit margin for the three month period ended March 31, 2016 is primarily due to lower expense leverage on decreased revenues.

The Electrical/Electronic Materials Group reported a 4% decrease in operating profit, as compared to the same three month period ended March 31, 2015, and its operating profit margin decreased to 8.4% compared to 8.5% in the same three month period of the prior year. The decrease in operating profit margin for the three month period ended March 31, 2016 is primarily related to lower sales volume and its negative impact on expense leverage.

Income Taxes

The effective income tax rate remained unchanged at 35.9% for the three month period ended March 31, 2016, as compared to the same three month period in 2015.

Net Income

Net income for the three months ended March 31, 2016 was $158.0 million as compared to $161.0 million for the same three month period of 2015. On a per share diluted basis, net income was $1.05, unchanged as compared to the three month period ended March 31, 2015.

Financial Condition

The Company’s cash balance of $205.1 million at March 31, 2016 decreased $6.5 million or 3% from December 31, 2015. For the three months ended March 31, 2016, the Company used $73.6 million for acquisitions and other investing activities, $92.6 million for dividends paid to the Company’s shareholders, $11.7 million for investments in the Company via capital expenditures and $46.4 million for share repurchases. These items were more than offset by the Company’s earnings and net cash provided by operating activities.

Accounts receivable increased $159.2 million or 9% from December 31, 2015, which is due to the Company’s higher sales volume in the three month period ended March 31, 2016 as compared to the fourth quarter of 2015. Inventory increased $74.7 million or approximately 2% compared to the inventory balance at December 31, 2015, as inventory from acquisitions and the impact of foreign exchange was marginally offset by planned inventory reductions. Accounts payable increased $139.8 million or 5% from December 31, 2015, primarily due to acquisitions and more favorable payment terms negotiated with the Company’s vendors in the three month period ended March 31, 2016. The Company’s debt is discussed below.

Liquidity and Capital Resources

Total debt increased $75.0 million, or 12%, from December 31, 2015, primarily related to cash used for the Company’s share repurchase program and acquisitions. The Company maintains a $1.2 billion unsecured revolving line of credit with a consortium of financial institutions with an option to increase the borrowing capacity by an additional $350.0 million. The line of credit bears interest at LIBOR plus various margins, which are based on the Company’s leverage ratio and is scheduled to mature in June 2020 with two optional one year extensions. At March 31, 2016, $200.0 million was outstanding under the line of credit.

The remaining debt outstanding is at fixed rates of interest and remains unchanged at $500.0 million as of March 31, 2016, compared to December 31, 2015. The fixed rate debt is comprised of two notes of $250.0 million each, one reflected in the current portion of debt, due in November 2016 carrying an interest rate of 3.35% and the other in long-term debt, due in December 2023 carrying an interest rate of 2.99%. At March 31, 2016, the Company was in compliance with all covenants connected with these borrowings.

The ratio of current assets to current liabilities was 1.4 to 1 at March 31, 2016 and remained unchanged as compared to December 31, 2015.

The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including discretionary share repurchases, if any, for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposures are the Australian dollar, Canadian dollar and Mexican peso, which are the functional currencies of our Australia, Canada and Mexico operations, respectively. As previously noted under “Sales,” foreign currency exchange exposure, particularly in regard to the Australian dollar and Canadian dollar, negatively impacted our results for the three month period ended March 31, 2016. There have been no other material changes in market risk from the information provided in the Company’s 2015 Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2015 Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	587,658	$80.60	570,323	5,701,674
February 1, 2016 through February 29, 2016	104,331	$91.22	3,200	5,698,474
March 1, 2016 through March 31, 2016	165,593	$96.69	2,060	5,696,414
Totals	857,582	$85.00	575,583	5,696,414

(1)	Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
(2)	On November 17, 2008, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 5.7 million shares authorized in the 2008 plan remain available to be repurchased by the Company. There were no other publicly announced plans as of March 31, 2016.

Item 6. Exhibits

(a)	The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	By-Laws of the Company, as amended and restated November 18, 2013 (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 18, 2013)

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer – filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer – filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer – furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer – furnished herewith

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three month periods ended March 31, 2016 and 2015; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (iv) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: April 29, 2016	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)