Form 10-Q
period 2016-06-30
GENUINE PARTS CO
filed 2016-07-29
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-5690
  __________________________________________
GENUINE PARTS COMPANY
(Exact name of registrant as specified in its charter)
   __________________________________________

GEORGIA	58-0254510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2999 WILDWOOD PARKWAY, ATLANTA, GA	30339
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2016
Common Stock, $1.00 par value per share	148,913,877 Shares

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$233,627	$211,631
Trade accounts receivable, less allowance for doubtful accounts (2016 – $12,567; 2015 – $10,693)	2,031,094	1,822,419
Merchandise inventories, net – at lower of cost or market	3,062,673	2,999,966
Prepaid expenses and other current assets	538,748	521,300
TOTAL CURRENT ASSETS	5,866,142	5,555,316
Goodwill	903,545	840,582
Other intangible assets, less accumulated amortization	574,753	521,213
Deferred tax assets	112,316	118,525
Other assets	491,968	460,918
Property, plant and equipment, less accumulated depreciation (2016 – $958,215; 2015 – $902,917)	685,385	648,217
TOTAL ASSETS	$8,634,109	$8,144,771
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$3,075,769	$2,821,526
Current portion of debt	525,000	375,000
Dividends payable	97,975	92,595
Income taxes payable	28,451	6,762
Other current liabilities	678,975	644,771
TOTAL CURRENT LIABILITIES	4,406,170	3,940,654
Long-term debt	250,000	250,000
Pension and other post–retirement benefit liabilities	217,052	284,235
Deferred tax liabilities	51,708	50,684
Other long-term liabilities	458,950	459,956
EQUITY:
Preferred stock, par value – $1 per share
Authorized – 10,000,000 shares – None issued	-0-	-0-
Common stock, par value – $1 per share
Authorized – 450,000,000 shares - Issued and outstanding – 2016 – 148,913,877 shares; 2015 – 150,081,474 shares	148,914	150,081
Additional paid-in capital	50,095	41,353
Retained earnings	3,920,775	3,885,751
Accumulated other comprehensive loss	(882,165)	(930,618)
TOTAL PARENT EQUITY	3,237,619	3,146,567
Noncontrolling interests in subsidiaries	12,610	12,675
TOTAL EQUITY	3,250,229	3,159,242
TOTAL LIABILITIES AND EQUITY	$8,634,109	$8,144,771
See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited) (in thousands, except per share data)
Net sales	$3,899,638	$3,940,401	$7,617,905	$7,676,452
Cost of goods sold	2,734,186	2,762,071	5,347,982	5,385,303
Gross profit	1,165,452	1,178,330	2,269,923	2,291,149
Operating expenses:
Selling, administrative and other expenses	829,489	832,610	1,652,661	1,658,164
Depreciation and amortization	35,911	35,603	70,565	71,487
	865,400	868,213	1,723,226	1,729,651

Income before income taxes	300,052	310,117	546,697	561,498
Income taxes	108,683	114,744	197,303	205,115
Net income	$191,369	$195,373	$349,394	$356,383
Basic net income per common share	$1.28	$1.28	$2.34	$2.34
Diluted net income per common share	$1.28	$1.28	$2.33	$2.33
Dividends declared per common share	$.6575	$.6150	$1.315	$1.230
Weighted average common shares outstanding	149,241	152,134	149,417	152,394
Dilutive effect of stock options and non-vested restricted stock awards	788	855	761	880
Weighted average common shares outstanding – assuming dilution	150,029	152,989	150,178	153,274
Comprehensive income	$171,723	$213,554	$397,847	$267,093
See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(unaudited) (in thousands)
OPERATING ACTIVITIES:
Net income	$349,394	$356,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,565	71,487
Share-based compensation	10,002	8,646
Excess tax benefits from share-based compensation	(7,540)	(5,300)
Changes in operating assets and liabilities	108,071	22,892
NET CASH PROVIDED BY OPERATING ACTIVITIES	530,492	454,108
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(49,711)	(37,464)
Acquisitions and other investing activities	(305,435)	(80,140)
NET CASH USED IN INVESTING ACTIVITIES	(355,146)	(117,604)
FINANCING ACTIVITIES:
Proceeds from debt	1,950,000	1,634,587
Payments on debt	(1,800,000)	(1,552,554)
Share-based awards exercised, net of taxes paid	(8,627)	(5,914)
Excess tax benefits from share-based compensation	7,540	5,300
Dividends paid	(190,934)	(181,883)
Purchases of stock	(119,397)	(145,219)
NET CASH USED IN FINANCING ACTIVITIES	(161,418)	(245,683)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	8,068	(4,711)
NET INCREASE IN CASH AND CASH EQUIVALENTS	21,996	86,110
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	211,631	137,730
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$233,627	$223,840
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
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the six month period ended June 30, 2016 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements covered by this quarterly report were issued.
Note B – Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net sales:
Automotive	$2,087,978	$2,103,126	$4,020,156	$4,001,634
Industrial	1,167,395	1,188,031	2,320,022	2,369,854
Office products	481,605	477,755	958,259	968,053
Electrical/electronic materials	184,508	194,701	360,355	376,747
Other	(21,848)	(23,212)	(40,887)	(39,836)
Total net sales	$3,899,638	$3,940,401	$7,617,905	$7,676,452
Operating profit:
Automotive	$203,572	$207,443	$357,282	$358,084
Industrial	88,263	88,876	170,096	176,645
Office products	32,640	34,501	66,844	71,025
Electrical/electronic materials	15,987	18,568	30,828	34,031
Total operating profit	340,462	349,388	625,050	639,785
Interest expense, net	(4,665)	(5,674)	(9,487)	(11,001)
Other intangible assets amortization	(9,225)	(8,796)	(17,985)	(17,400)
Other, net	(26,520)	(24,801)	(50,881)	(49,886)
Income before income taxes	$300,052	$310,117	$546,697	$561,498

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net income	$191,369	$195,373	$349,394	$356,383
Other comprehensive income (loss):
Foreign currency translation	(24,422)	12,315	38,944	(100,994)
Pension and other post-retirement benefit adjustments:
Recognition of prior service credit, net of tax	(222)	(241)	(444)	(481)
Recognition of actuarial loss, net of tax	4,998	6,107	9,953	12,185
Total other comprehensive (loss) income	(19,646)	18,181	48,453	(89,290)
Comprehensive income	$171,723	$213,554	$397,847	$267,093
The following tables present the changes in accumulated other comprehensive loss by component for the six months ended June 30:

	2016
	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1	$(535,634)	$(394,984)	$(930,618)
Other comprehensive income before reclassifications, net of tax	—	38,944	38,944
Amounts reclassified from accumulated other comprehensive loss, net of tax	9,509	—	9,509
Net current period other comprehensive income	9,509	38,944	48,453
Ending balance, June 30	$(526,125)	$(356,040)	$(882,165)

	2015
	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1	$(533,213)	$(186,998)	$(720,211)
Other comprehensive loss before reclassifications, net of tax	—	(100,994)	(100,994)
Amounts reclassified from accumulated other comprehensive loss, net of tax	11,704	—	11,704
Net current period other comprehensive income (loss)	11,704	(100,994)	(89,290)
Ending balance, June 30	$(521,509)	$(287,992)	$(809,501)
The accumulated other comprehensive loss components related to the pension benefits are included in the computation of net periodic benefit income in the employee benefit plans footnote.

Note D – Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”), which creates a single, comprehensive revenue recognition model for all contracts with customers. Under this ASU and subsequently issued amendments, an entity should recognize revenue to reflect the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods and services. ASU 2014-9 may be adopted either retrospectively or on a modified retrospective basis. The FASB permitted early adoption of the standard, but not before the original effective date of December 15, 2017. The Company is currently evaluating the impact of ASU 2014-9 on the Company’s condensed consolidated financial statements and related disclosures.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model to specifically (i) modify the evaluation of whether limited partnership and similar legal entities are variable interest entities (“VIEs”), (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. ASU 2015-02 is effective for the Company's interim and annual periods beginning after December 15, 2015. The adoption of ASU 2015-02 did not have a material impact to the Company's condensed consolidated financial statements for the six months ended June 30, 2016 and will not have a material impact on the annual consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires an entity to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, including operating leases, with a term greater than twelve months. Expanded disclosures with additional qualitative and quantitative information will also be required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard must be adopted using a modified retrospective transition. The Company is currently evaluating the impact of ASU 2016-02 on its condensed consolidated financial statements and related disclosures.
In March 2016, The FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") that changes the accounting for certain aspects of share-based compensation to employees including forfeitures, employer tax withholding, and the financial statement presentation of excess tax benefits or expense. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based compensation. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-09 on its condensed consolidated financial statements.
Note E– Credit Facilities
In June 2016, the Company exercised one of its two optional one year extensions on the $1.2 billion multi-currency Syndicated Facility (the "Syndicated Facility") amended June 19, 2015, to extend the maturity date from June 2020 to June 2021.
At June 30, 2016, approximately $275.0 million was outstanding under the Syndicated Facility and is included in "Current portion of debt" in the accompanying condensed consolidated balance sheets.
In July 2016, the Company executed an agreement to purchase $50.0 million of 2.39% Series G Senior Unsecured Notes maturing in July 2021. The notes will be used to pay down existing debt under the Syndicated Facility.
Note F – Share-Based Compensation
As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in its 2015 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At June 30,

2016, total compensation cost related to nonvested awards not yet recognized was approximately $45.4 million, as compared to $33.0 million at December 31, 2015. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for SARs and RSUs outstanding at June 30, 2016 was approximately $148.5 million. At June 30, 2016, the aggregate intrinsic value for SARs and RSUs vested totaled approximately $85.7 million, and the weighted-average contractual lives for outstanding and exercisable SARs and RSUs were approximately six and five years, respectively. For the six months ended June 30, 2016, $10.0 million of share-based compensation cost was recorded, as compared to $8.6 million for the same period in the prior year.

Options to purchase approximately 1.5 million and 1.1 million shares of common stock were outstanding but excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2016, respectively, as compared to approximately 1.3 million and 1.1 million shares outstanding for the three and six month periods ended June 30, 2015, respectively. These options were excluded from the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of the common stock. On April 1, 2016, the Company granted approximately 724,000 SARs and 170,000 RSUs.

Note G – Employee Benefit Plans

Net periodic benefit income for the pension plans included the following components for the three months ended June 30:

	Pension Benefits
	2016	2015
	(in thousands)
Service cost	$2,124	$2,403
Interest cost	26,219	24,631
Expected return on plan assets	(39,333)	(37,675)
Amortization of prior service credit	(108)	(141)
Amortization of actuarial loss	7,875	9,628
Net periodic benefit income	$(3,223)	$(1,154)

Net periodic benefit income for the pension plans included the following components for the six months ended June 30:

	Pension Benefits
	2016	2015
	(in thousands)
Service cost	$4,151	$4,790
Interest cost	52,310	49,243
Expected return on plan assets	(78,471)	(75,322)
Amortization of prior service credit	(216)	(282)
Amortization of actuarial loss	15,670	19,241
Net periodic benefit income	$(6,556)	$(2,330)

Pension benefits also include amounts related to a supplemental retirement plan. During the six months ended June 30, 2016, the Company made a $38.7 million contribution to the pension plan.
Note H – Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantees. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At June 30, 2016, the Company was in compliance with all such covenants.
At June 30, 2016, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $382.1 million. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantees. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

As of June 30, 2016, the Company has recognized certain assets and liabilities amounting to $40.0 million each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets.
Note I – Fair Value of Financial Instruments
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit approximate their respective fair values based on the short-term nature of these instruments. At June 30, 2016, the carrying value and the fair value of fixed rate debt were approximately $500.0 million and $511.3 million, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. The carrying value of the short-term fixed rate debt of $250.0 million is included in "Current portion of debt", with the long-term portion of $250.0 million included in “Long-term debt,” in the accompanying condensed consolidated balance sheets.
Note J– Acquisitions
During the six months ended June 30, 2016, the Company acquired certain companies and select assets for approximately $236.0 million. The Company recognized and measured the assets and liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s condensed consolidated statements of income beginning on their respective acquisition dates. The Company recorded approximately $115.0 million of goodwill and other intangible assets associated with the acquisitions. The Company is in the process of analyzing the estimated values of assets and liabilities acquired and is obtaining third-party valuations of certain tangible and intangible assets. The allocations of the respective purchase prices are therefore preliminary and subject to revision.
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
Forward-Looking Statements

Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission ("SEC") or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, the Company’s ability to successfully implement its business initiatives in each of its four business segments; slowing demand for the Company’s products; changes in general economic conditions, including, unemployment, inflation or deflation; volatile exchange rates; high energy costs; uncertain credit markets and other macro-economic conditions; competitive product, service and pricing pressures; the ability to maintain favorable vendor arrangements and relationships; disruptions in our vendors’ operations; the Company’s ability to successfully integrate its acquired businesses; the uncertainties and costs of litigation; disruptions caused by a failure or breach of the Company’s information systems, as well as other risks and uncertainties discussed in the Company’s Annual Report on Form 10-K for 2015 and from time to time in the Company’s subsequent filings with the SEC.

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent reports on Forms 10-K, 10-Q, 8-K and other reports to the SEC.
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the six months ended June 30, 2016, business was conducted throughout the United States, Canada, Australia, New Zealand, Mexico and Puerto Rico from approximately 2,650 locations.

Sales for the three months ended June 30, 2016 were $3.90 billion, a 1% decrease as compared to $3.94 billion in the same period of the prior year. For the three months ended June 30, 2016, the Company recorded consolidated net income of $191.4 million, a decrease of 2% as compared to consolidated net income of $195.4 million in the same three month period of the prior year. For the six months ended June 30, 2016, sales were $7.62 billion, a 1% decrease as compared to $7.68 billion in the same period of the prior year. For the six months ended June 30, 2016, the Company recorded consolidated net income of $349.4 million, a decrease of 2% as compared to consolidated net income of $356.4 million in the same six month period of the prior year.
The Company continues to focus on a variety of initiatives to facilitate continued growth including strategic acquisitions, the introduction of new and expanded product lines, geographic expansion, sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives.
Sales
Sales for the three months ended June 30, 2016 were $3.90 billion, a 1% decrease as compared to $3.94 billion in the same period of the prior year. Sales for the six months ended June 30, 2016 were $7.62 billion, a 1% decrease as compared to $7.68 billion in the same period of the prior year. For the three and six month periods ended June 30, 2016, foreign currency negatively impacted sales by approximately 1%.

Sales for the Automotive Parts Group decreased approximately 1% in the second quarter of 2016, as compared to the same period in the prior year. This group’s revenue decrease for the three months ended June 30, 2016 consisted of an approximate 1% decline in organic revenues and a negative 1.5% impact of foreign currency associated with the sales from our businesses throughout Australia, Canada and Mexico. This was offset by a 2% benefit from acquisitions. This group’s marginal sales increase for the six month period ended June 30, 2016 reflects a 1% increase from organic sales growth and an approximate 1.5% contribution from acquisitions, which was partially offset by a 2% currency headwind. We anticipate the Company’s initiatives to drive organic growth to positively benefit the Automotive Parts Group through increased sales in the quarters ahead. Additionally, we anticipate acquisitions to further supplement sales growth for this group. We expect the overall growth to continue to be partially offset by a negative foreign currency impact.

The Industrial Products Group’s sales decreased by approximately 2% for the three month period ended June 30, 2016, as compared to the same period in 2015. The decrease in this group’s revenues reflects an approximate 3% decrease in organic sales and a 1% currency headwind, offset by a 2% accretive impact of acquisitions. This group’s 2% sales decrease for the six month period ended June 30, 2016 reflects a 3% decrease in organic sales and an approximate 1% currency headwind, offset by a 2% contribution from acquisitions.  This group continues to experience difficult demand patterns, which we anticipate will persist for at least the next few quarters. However, we have multiple initiatives in place to help us grow our market share and overcome these challenges.

Sales for the Office Products Group increased approximately 1% for the three months ended June 30, 2016, primarily due to an approximate 5% accretive impact from acquisitions, which was partially offset by a 4% decrease in organic sales, as compared to the same three month period in 2015. For the six months ended June 30, 2016, this group’s revenues decreased 1% due to a 4% decrease in organic growth and a 3% accretive impact from acquisitions. We expect our internal sales initiatives, including the positive impact of ongoing acquisitions, to support revenue growth for this group in the quarters ahead.

Sales for the Electrical/Electronic Materials Group decreased 5% for the three months ended June 30, 2016 as compared to the same period in 2015, and reflects an approximate 4% decrease in organic sales and a 1% negative impact of copper pricing. For the six months ended June 30, 2016, this group’s revenues decreased 4%, and reflect a 5% decrease in organic sales and a 1% negative impact of copper pricing, which were offset by an approximate 2% accretive impact of the Company’s acquisitions. We expect the industry segments currently pressuring the Electrical/Electronic Materials Group sales volume to remain weak in the near term. However, our focused growth initiatives, including acquisitions should enable this group to report gradual revenue improvement in the quarters ahead.

For the six month period ended June 30, 2016, industry pricing was flat in the Industrial and Office Product segments and decreased approximately 1% in the Automotive and Electrical/Electronic Materials segments.
Cost of Goods Sold/Expenses

Cost of goods sold for the three months ended June 30, 2016 was $2.73 billion, a 1% decrease from $2.76 billion for the same period in 2015. As a percentage of net sales, cost of goods sold was 70.1% for the three month period ended June 30, 2016 and remained unchanged as compared to the same three month period of 2015. For the six months ended June 30, 2016 cost of goods sold was $5.35 billion, a 1% decrease from $5.39 billion for the same period in the prior year, and as a percent of sales was 70.2%, unchanged as compared to the same six month period of 2015. The Company’s cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers, retail stores and branches, as well as vendor allowances and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor allowances or pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures, (iv) physical inventory and LIFO adjustments, and (v) changes in foreign currency exchange rates.

Total operating expenses decreased to $865.4 million for the three month period ended June 30, 2016 as compared to $868.2 million, and as a percentage of net sales increased to 22.2% as compared to 22.0% in the same three month period of the previous year. The increase in operating expenses as a percentage of net sales for the three months ended June 30, 2016 reflects the impact of lower sales volume in the quarter. For the six months ended June 30, 2016, these expenses totaled $1.72 billion, or 22.6% of sales, compared to $1.73 billion, or 22.5% of sales for the same period in the prior year. We continue to focus on effectively managing the costs in our businesses with ongoing investments in technology and supply chain initiatives primarily associated with freight and logistics.

The Company’s operating expenses are substantially comprised of compensation and benefit related costs for personnel. Other major expense categories include facility occupancy costs for headquarters, distribution centers and retail store/branch operations, insurance costs, accounting, legal and professional services, transportation and delivery costs, travel and advertising. Management’s ongoing cost control measures in these areas have served to improve the Company’s overall cost structure.
Operating Profit

Operating profit decreased to $340.5 million for the three months ended June 30, 2016, compared to $349.4 million for the same three month period of the prior year. As a percentage of net sales, operating profit decreased to 8.7%, as compared to 8.9% in the same three month period of 2015. For the six months ended June 30, 2016, operating profit decreased to $625.1 million or 8.2% of net sales, compared to $639.8 million or 8.3% of net sales for the same six month period of the prior year. The decrease in operating profit as a percentage of net sales for the three and six month periods ended June 30, 2016 is primarily due to the Company’s lower sales volume and its impact on vendor allowances in the Industrial Products Group, and expense leverage across each of the Company's business segments.

The Automotive Parts Group’s operating profit decreased 2% in the three month period ended June 30, 2016, compared to the same period of 2015, and its operating profit margin decreased to 9.7%, as compared to 9.9% in the same three month period of the prior year. The decrease in operating profit margin for the three month period ended June 30, 2016 is primarily due to lower sales volume and its impact on expense leverage, which was partially offset by the positive impact of cost control initiatives. For the six months ended June 30, 2016, the Automotive Parts Group’s operating profit decreased marginally and the operating profit margin of 8.9% remained unchanged as compared to the same six month period of 2015 due to the positive impact of cost control initiatives.

The Industrial Products Group’s operating profit decreased approximately 1% in the three month period ended June 30, 2016, compared to the same three month period of 2015, and the operating profit margin for this group increased to 7.6% compared to 7.5% for the same period of the previous year. Operating profit for the Industrial Products Group decreased by 4% for the six month period ended June 30, 2016, compared to the same period in 2015, and the operating profit margin decreased to 7.3% compared to 7.5% for the same six month period in 2015.  The decrease in operating profit margin for the six month period ended June 30, 2016 is primarily due to lower sales volume and its impact on vendor allowances and expense leverage.

The Office Products Group’s operating profit decreased 5% for the three months ended June 30, 2016, compared to the same three month period in 2015, and the operating profit margin for this group decreased to 6.8% compared to 7.2% for the same three month period of 2015. For the six months ended June 30, 2016, the Office Products Group’s operating profit decreased 6% compared to the same period of the prior year, and the operating profit margin decreased to 7.0% compared to 7.3% for the same period in 2015. The decrease in operating profit margin for the three and six month periods ended June 30, 2016 is primarily due to the impact of lower organic sales volume and its negative impact on expense leverage, which was partially offset by acquisition volume in the quarter.

The Electrical/Electronic Materials Group operating profit decreased 14% for the three months ended June 30, 2016, as compared to the same three month period ended June 30, 2015, and its operating profit margin decreased to 8.7% compared to 9.5% in the same three month period of the prior year. Operating profit for the Electrical/Electronic Materials Group decreased by 9% for the six month period ended June 30, 2016, compared to the same period in 2015, and the operating profit margin decreased to 8.6% compared to 9.0% for the same six month period in 2015. The decrease in operating profit margin for the three and six month period ended June 30, 2016 is primarily related to lower sales volume and its negative impact on expense leverage.
Income Taxes

The effective income tax rate decreased to 36.2% for the three month period ended June 30, 2016, compared to 37.0% for the same period in 2015. The effective income tax rate decreased to 36.1% for the six month period ended June 30, 2016, compared to 36.5% for the same period in 2015. The rate decrease in the three and six month periods ended June 30, 2016 reflects the higher mix of foreign earnings, taxed at a lower rate relative to our U.S. operations, and the more favorable non-taxable retirement plan valuation relative to the same three and six month periods ended June 30, 2015.
Net Income

For the three months ended June 30, 2016, the Company recorded consolidated net income of $191.4 million, a decrease of 2% as compared to consolidated net income of $195.4 million in the same three month period of the prior year. On a per share diluted basis, net income was $1.28, and unchanged as compared to the same three month period of 2015. For the six months ended June 30, 2016, the Company recorded consolidated net income of $349.4 million, a decrease of 2% as compared to consolidated net income of $356.4 million in the same six month period of the prior year. On a per share diluted basis, net income was $2.33, and unchanged as compared to the same six month period ended June 30, 2015.
Financial Condition
The Company’s cash balance of $233.6 million at June 30, 2016 increased $22.0 million or 10% from December 31, 2015. For the six months ended June 30, 2016, the Company used $305.4 million for acquisitions and other investing activities, $190.9 million for dividends paid to the Company’s shareholders, $49.7 million for investments in the Company via capital expenditures and $119.4 million for share repurchases. These items were primarily offset by the Company’s earnings and net cash provided by operating activities.

Accounts receivable increased $208.7 million or 11% from December 31, 2015, which is due to the Company’s acquisitions and higher sales volume in the six month period ended June 30, 2016. Inventory increased $62.7 million or approximately 2% compared to the inventory balance at December 31, 2015, as inventory from acquisitions and the impact of foreign exchange was marginally offset by planned inventory reductions. Accounts payable increased $254.2 million or 9% from December 31, 2015, primarily due to acquisitions and more favorable payment terms negotiated with the Company's vendors in the six month period ended June 30, 2016. The Company’s debt is discussed below.
Liquidity and Capital Resources
Total debt increased $150.0 million, or 24%, from December 31, 2015, primarily related to cash used for the Company’s acquisitions and share repurchase program. The Company maintains a $1.2 billion unsecured revolving line of credit with a consortium of financial institutions with an option to increase the borrowing capacity by an additional $350.0 million. The line of credit bears interest at LIBOR plus various margins, which are based on the Company’s leverage ratio and is scheduled to mature in June 2021 with one optional one year extension. At June 30, 2016, $275.0 million was outstanding under the line of credit.

The remaining debt outstanding is at fixed rates of interest and remains unchanged at $500.0 million as of June 30, 2016, compared to December 31, 2015. The fixed rate debt is comprised of two notes of $250.0 million each, one reflected in the current portion of debt, due in November 2016 carrying an interest rate of 3.35% and the other in long-term debt, due in December 2023 carrying an interest rate of 2.99%. At June 30, 2016, the Company was in compliance with all covenants connected with these borrowings.

In July 2016, the Company executed an agreement to purchase $50.0 million of 2.39% Series G Senior Unsecured Notes maturing in July 2021. The notes will be used to pay down existing debt.

The ratio of current assets to current liabilities was 1.3 to 1 at June 30, 2016, as compared to 1.4 to 1 at December 31, 2015.

The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including discretionary share repurchases, if any, for the foreseeable future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposures are the Australian dollar, Canadian dollar and Mexican peso, which are the functional currencies of our Australia, Canada and Mexico operations, respectively. As previously noted under “Sales,” foreign currency exchange exposure, particularly in regard to the Australian dollar and Canadian dollar, negatively impacted our results for the three and six month period ended June 30, 2016. There have been no other material changes in market risk from the information provided in the Company’s 2015 Annual Report on Form10-K.
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

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2016 through April 30, 2016	250,889	$96.61	215,000	5,481,414
May 1, 2016 through May 31, 2016	458,878	$94.68	424,850	5,056,564
June 1, 2016 through June 30, 2016	218,750	$96.84	125,581	4,930,983
Totals	928,517	$95.71	765,431	4,930,983

(1)
Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)
On November 17, 2008, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 4.9 million shares authorized in the 2008 plan remain available to be repurchased by the Company. There were no other publicly announced plans as of June 30, 2016.

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

(i) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six month periods ended June 30, 2016 and 2015; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (iv) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: July 29, 2016	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)