Form 10-Q
period 2016-09-30
GENUINE PARTS CO
filed 2016-10-28
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2016
Common Stock, $1.00 par value per share	148,737,241 Shares

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$225,177	$211,631
Trade accounts receivable, less allowance for doubtful accounts (2016 – $14,064; 2015 – $10,693)	2,032,548	1,822,419
Merchandise inventories, net – at lower of cost or market	3,146,157	2,999,966
Prepaid expenses and other current assets	504,600	521,300
TOTAL CURRENT ASSETS	5,908,482	5,555,316
Goodwill	950,305	840,582
Other intangible assets, less accumulated amortization	600,130	521,213
Deferred tax assets	109,679	118,525
Other assets	491,925	460,918
Property, plant and equipment, less accumulated depreciation (2016 – $962,480; 2015 – $902,917)	688,851	648,217
TOTAL ASSETS	$8,749,372	$8,144,771
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$3,099,438	$2,821,526
Current portion of debt	475,000	375,000
Dividends payable	97,955	92,595
Income taxes payable	32,594	6,762
Other current liabilities	696,544	644,771
TOTAL CURRENT LIABILITIES	4,401,531	3,940,654
Long-term debt	300,000	250,000
Pension and other post–retirement benefit liabilities	202,131	284,235
Deferred tax liabilities	51,472	50,684
Other long-term liabilities	458,944	459,956
EQUITY:
Preferred stock, par value – $1 per share
Authorized – 10,000,000 shares – None issued	-0-	-0-
Common stock, par value – $1 per share
Authorized – 450,000,000 shares - Issued and outstanding – 2016 – 148,737,241 shares; 2015 – 150,081,474 shares	148,737	150,081
Additional paid-in capital	55,001	41,353
Retained earnings	3,983,984	3,885,751
Accumulated other comprehensive loss	(865,510)	(930,618)
TOTAL PARENT EQUITY	3,322,212	3,146,567
Noncontrolling interests in subsidiaries	13,082	12,675
TOTAL EQUITY	3,335,294	3,159,242
TOTAL LIABILITIES AND EQUITY	$8,749,372	$8,144,771
See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited) (in thousands, except per share data)
Net sales	$3,941,743	$3,921,802	$11,559,648	$11,598,254
Cost of goods sold	2,743,142	2,752,577	8,091,124	8,137,880
Gross profit	1,198,601	1,169,225	3,468,524	3,460,374
Operating expenses:
Selling, administrative and other expenses	869,562	834,372	2,522,223	2,492,537
Depreciation and amortization	37,682	34,278	108,247	105,764
	907,244	868,650	2,630,470	2,598,301

Income before income taxes	291,357	300,575	838,054	862,073
Income taxes	106,031	112,559	303,334	317,674
Net income	$185,326	$188,016	$534,720	$544,399
Basic net income per common share	$1.24	$1.24	$3.58	$3.58
Diluted net income per common share	$1.24	$1.24	$3.56	$3.56
Dividends declared per common share	$.6575	$.6150	$1.973	$1.845
Weighted average common shares outstanding	148,899	151,354	149,243	152,043
Dilutive effect of stock options and non-vested restricted stock awards	828	789	781	847
Weighted average common shares outstanding – assuming dilution	149,727	152,143	150,024	152,890
Comprehensive income	$201,981	$82,931	$599,828	$350,024
See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(unaudited) (in thousands)
OPERATING ACTIVITIES:
Net income	$534,720	$544,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,247	105,764
Share-based compensation	15,362	13,582
Excess tax benefits from share-based compensation	(10,475)	(5,381)
Changes in operating assets and liabilities	93,498	237,623
NET CASH PROVIDED BY OPERATING ACTIVITIES	741,352	895,987
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(86,650)	(61,994)
Acquisitions and other investing activities	(365,545)	(115,414)
NET CASH USED IN INVESTING ACTIVITIES	(452,195)	(177,408)
FINANCING ACTIVITIES:
Proceeds from debt	3,020,000	2,537,224
Payments on debt	(2,870,000)	(2,680,191)
Share-based awards exercised, net of taxes paid	(11,942)	(6,030)
Excess tax benefits from share-based compensation	10,475	5,381
Dividends paid	(288,909)	(275,379)
Purchases of stock	(143,810)	(225,175)
NET CASH USED IN FINANCING ACTIVITIES	(284,186)	(644,170)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	8,575	(12,845)
NET INCREASE IN CASH AND CASH EQUIVALENTS	13,546	61,564
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	211,631	137,730
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$225,177	$199,294
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
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the nine month period ended September 30, 2016 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements covered by this quarterly report were issued.
Note B – Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net sales:
Automotive	$2,095,030	$2,064,099	$6,115,186	$6,065,733
Industrial	1,162,224	1,170,252	3,482,246	3,540,106
Office products	535,175	510,825	1,493,434	1,478,878
Electrical/electronic materials	178,448	196,837	538,803	573,584
Other	(29,134)	(20,211)	(70,021)	(60,047)
Total net sales	$3,941,743	$3,921,802	$11,559,648	$11,598,254
Operating profit:
Automotive	$197,874	$201,986	$555,156	$560,070
Industrial	85,608	90,081	255,704	266,726
Office products	30,257	36,406	97,101	107,431
Electrical/electronic materials	14,277	19,988	45,105	54,019
Total operating profit	328,016	348,461	953,066	988,246
Interest expense, net	(5,244)	(5,055)	(14,731)	(16,056)
Other intangible assets amortization	(10,339)	(8,545)	(28,324)	(25,945)
Other, net	(21,076)	(34,286)	(71,957)	(84,172)
Income before income taxes	$291,357	$300,575	$838,054	$862,073

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net income	$185,326	$188,016	$534,720	$544,399
Other comprehensive income (loss):
Foreign currency translation	11,896	(110,874)	50,840	(211,868)
Pension and other post-retirement benefit adjustments:
Recognition of prior service credit, net of tax	(222)	(240)	(666)	(721)
Recognition of actuarial loss, net of tax	4,981	6,029	14,934	18,214
Total other comprehensive income (loss)	16,655	(105,085)	65,108	(194,375)
Comprehensive income	$201,981	$82,931	$599,828	$350,024
The following tables present the changes in accumulated other comprehensive loss by component for the nine months ended September 30:

	2016
	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1	$(535,634)	$(394,984)	$(930,618)
Other comprehensive income before reclassifications, net of tax	—	50,840	50,840
Amounts reclassified from accumulated other comprehensive loss, net of tax	14,268	—	14,268
Net current period other comprehensive income	14,268	50,840	65,108
Ending balance, September 30	$(521,366)	$(344,144)	$(865,510)

	2015
	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1	$(533,213)	$(186,998)	$(720,211)
Other comprehensive loss before reclassifications, net of tax	—	(211,868)	(211,868)
Amounts reclassified from accumulated other comprehensive loss, net of tax	17,493	—	17,493
Net current period other comprehensive income (loss)	17,493	(211,868)	(194,375)
Ending balance, September 30	$(515,720)	$(398,866)	$(914,586)
The accumulated other comprehensive loss components related to the pension benefits are included in the computation of net periodic benefit income in the employee benefit plans footnote.

Note D – Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”), which creates a single, comprehensive revenue recognition model for all contracts with customers. Under this ASU and subsequently issued amendments, an entity should recognize revenue to reflect the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods and services. ASU 2014-9 may be adopted either retrospectively or on a modified retrospective basis. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. The FASB permits early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of ASU 2014-9 on the Company’s condensed consolidated financial statements and related disclosures.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model to specifically (i) modify the evaluation of whether limited partnership and similar legal entities are variable interest entities (“VIEs”), (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. ASU 2015-02 is effective for the Company's interim and annual periods beginning after December 15, 2015. The adoption of ASU 2015-02 did not have a material impact on the Company's condensed consolidated financial statements for the nine months ended September 30, 2016 and will not have a material impact on the annual consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires an entity to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, including operating leases, with a term greater than twelve months. Expanded disclosures with additional qualitative and quantitative information will also be required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard must be adopted using a modified retrospective transition. The Company is currently evaluating the impact of ASU 2016-02 on its condensed consolidated financial statements and related disclosures, but does believe the adoption of this standard will have a significant impact on the condensed consolidated balance sheets.
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
Note E – Credit Facilities
In June 2016, the Company exercised one of its two optional one year extensions on the $1.20 billion multi-currency Syndicated Facility (the "Syndicated Facility") amended June 19, 2015, to extend the maturity date from June 2020 to June 2021.
At September 30, 2016, approximately $225.0 million was outstanding under the Syndicated Facility and is included in "Current portion of debt" in the accompanying condensed consolidated balance sheet.
In July 2016, the Company executed $50.0 million of 2.39% Series G Senior Unsecured Notes maturing in July 2021. The notes were used to pay down existing debt under the Syndicated Facility. The proceeds from the notes were included in "Proceeds from debt" in the accompanying condensed consolidated statement of cash flows.
Note F – Share-Based Compensation
As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in its 2015 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At September 30, 2016, total compensation cost related to nonvested awards not yet recognized was approximately $39.6 million, as compared to $33.0 million at December 31, 2015. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for SARs and RSUs outstanding at September 30, 2016 was approximately $133.7 million. At September 30, 2016, the aggregate intrinsic value for SARs and RSUs vested totaled approximately $73.6 million, and the weighted-average contractual lives for outstanding and exercisable SARs and RSUs were approximately six and five years, respectively. For the nine months ended September 30, 2016, $15.4 million of share-based compensation cost was recorded, as compared to $13.6 million for the same period in the prior year.

Options to purchase approximately 0.7 million and 1.2 million shares of common stock were outstanding but excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2016, respectively, as compared to approximately 1.3 million and 1.2 million shares outstanding for the three and nine month periods ended September 30, 2015, respectively. These options were excluded from the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of the common stock. On April 1, 2016, the Company granted approximately 724,000 SARs and 170,000 RSUs.

Note G – Employee Benefit Plans

Net periodic benefit income for the pension plans included the following components for the three months ended September 30:

	Pension Benefits
	2016	2015
	(in thousands)
Service cost	$2,106	$2,293
Interest cost	26,195	24,503
Expected return on plan assets	(39,296)	(37,487)
Amortization of prior service credit	(108)	(141)
Amortization of actuarial loss	7,860	9,528
Net periodic benefit income	$(3,243)	$(1,304)

Net periodic benefit income for the pension plans included the following components for the nine months ended September 30:

	Pension Benefits
	2016	2015
	(in thousands)
Service cost	$6,257	$7,083
Interest cost	78,505	73,746
Expected return on plan assets	(117,767)	(112,809)
Amortization of prior service credit	(324)	(423)
Amortization of actuarial loss	23,530	28,769
Net periodic benefit income	$(9,799)	$(3,634)

Pension benefits also include amounts related to a supplemental retirement plan. During the nine months ended September 30, 2016, the Company made a $38.7 million contribution to the pension plan.
Note H – Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantees. The Company has concluded that the independents are VIEs, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At September 30, 2016, the Company was in compliance with all such covenants.
At September 30, 2016, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $392.9 million. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantees. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
As of September 30, 2016, the Company has recognized certain assets and liabilities amounting to $40.0 million each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets.
Note I – Fair Value of Financial Instruments
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit approximate their respective fair values based on the short-term nature of these instruments. At September 30, 2016, the carrying value and the fair value of fixed rate debt were approximately $550.0 million and $564.3 million, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. The carrying value of the short-term fixed rate debt of $250.0 million is included in "Current portion of debt", with the long-term portion of $300.0 million included in “Long-term debt,” in the accompanying condensed consolidated balance sheets.
Note J – Acquisitions
During the nine months ended September 30, 2016, the Company acquired certain companies and select assets for approximately $337.2 million. The Company recognized and measured the assets and liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s condensed consolidated statements of income beginning on their respective acquisition dates. The Company recorded approximately $181.6 million of goodwill and other intangible assets associated with the acquisitions. The Company is in the process of analyzing the estimated values of assets and liabilities acquired and is obtaining third-party valuations of certain tangible and intangible assets. The allocations of the respective purchase prices are therefore preliminary and subject to revision.
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

Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the nine months ended September 30, 2016, business was conducted throughout the United States, Canada, Australia, New Zealand, Mexico and Puerto Rico from approximately 2,650 locations.

Sales for the three months ended September 30, 2016 were $3.94 billion, a 0.5% increase as compared to $3.92 billion in the same period of the prior year. For the three months ended September 30, 2016, the Company recorded consolidated net income of $185.3 million, a decrease of 1% as compared to consolidated net income of $188.0 million in the same three month period of the prior year. For the nine months ended September 30, 2016, sales were $11.56 billion, a 0.3% decrease as compared to $11.60 billion in the same period of the prior year. For the nine months ended September 30, 2016, the Company recorded consolidated net income of $534.7 million, a decrease of 2% as compared to consolidated net income of $544.4 million in the same nine month period of the prior year.
The Company continues to focus on a variety of initiatives to facilitate continued growth including strategic acquisitions, the introduction of new and expanded product lines, geographic expansion, sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives.
Sales
Sales for the three months ended September 30, 2016 were $3.94 billion, a 0.5% increase as compared to $3.92 billion in the same period of the prior year. Sales for the nine months ended September 30, 2016 were $11.56 billion, a 0.3% decrease as compared to $11.60 billion in the same period of the prior year. Foreign currency was neutral in the three month period ended September 30, 2016 and negatively impacted sales for the nine month period ended September 30, 2016 by approximately 1%.

Sales for the Automotive Parts Group increased 1.5% in the third quarter of 2016, as compared to the same period in the prior year. This group’s revenue increase for the three months ended September 30, 2016 consisted of an approximate 2.5% benefit from acquisitions, a 1.5% decline in organic revenues and a positive 0.5% net impact of foreign currency associated with the sales from our businesses throughout Australia, Canada and Mexico. This group’s approximate 1% sales increase for the nine month period ended September 30, 2016 reflects an approximate 2% contribution from acquisitions, which was partially offset by a 1% currency headwind. We anticipate the Company’s initiatives to drive organic growth to positively benefit the Automotive Parts Group through increased sales in the quarters ahead. Additionally, we anticipate acquisitions to further supplement sales growth for this group.

The Industrial Products Group’s sales decreased by approximately 0.7% for the three month period ended September 30, 2016, as compared to the same period in 2015. The decrease in this group’s revenues primarily reflects an approximate 2.5% decrease in organic sales, offset by a 2% accretive impact of acquisitions. This group’s 1.6% sales decrease for the nine month period ended September 30, 2016 reflects a 3% decrease in organic sales and an approximate 0.4% currency headwind, offset by a 1.8% contribution from acquisitions.  This group continues to experience difficult demand patterns, which we anticipate will persist for the balance of 2016. However, we have multiple initiatives in place to help us grow our market share and overcome these challenges in the quarters ahead.

Sales for the Office Products Group increased approximately 5% for the three months ended September 30, 2016, primarily due to an approximate 11% accretive impact from acquisitions, which was partially offset by a 6% decrease in organic sales, as compared to the same three month period in 2015. For the nine months ended September 30, 2016, this group’s revenues increased 1% due to a 6% accretive impact from acquisitions and a 5% decrease in organic growth. We expect our internal sales initiatives, including the positive impact of ongoing acquisitions, to support revenue growth for this group in the quarters ahead.

Sales for the Electrical/Electronic Materials Group decreased 9% for the three months ended September 30, 2016, as compared to the same period in 2015, and reflect an approximate 9% decrease in organic sales. For the nine months ended September 30, 2016, this group’s revenues decreased 6%, and reflect a 6% decrease in organic sales and a 1% negative impact of copper pricing, which were offset by an approximate 1% accretive impact of the Company’s acquisitions. We expect the industry segments currently pressuring the Electrical/Electronic Materials Group sales volume to remain weak in the near term. However, our focused growth initiatives, including acquisitions, should enable this group to report gradual revenue improvement in the quarters ahead.

For the nine month period ended September 30, 2016, industry pricing was flat in the Industrial and Office Product segments and decreased approximately 1% in the Automotive and Electrical/Electronic Materials segments.
Cost of Goods Sold/Expenses

Cost of goods sold for the three months ended September 30, 2016 was $2.74 billion, a marginal decrease from $2.75 billion for the same period in 2015. As a percentage of net sales, cost of goods sold was 69.6% for the three month period ended September 30, 2016, as compared to 70.2% in the same three month period of 2015. For the nine months ended September 30, 2016 cost of goods sold was $8.09 billion, a 1% decrease from $8.14 billion for the same period in the prior year, and as a percent of sales was 70.0% as compared to 70.2% in the same nine month period of 2015. This improvement for the three and nine month periods ended September 30, 2016 is primarily attributable to favorable volume incentives and certain product shifts into lower cost categories. The Company’s cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers, retail stores and branches, as well as vendor volume incentives and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor volume incentives or pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures, (iv) physical inventory and LIFO adjustments, and (v) changes in foreign currency exchange rates.

Total operating expenses increased to $907.2 million for the three month period ended September 30, 2016 as compared to $868.7 million, and as a percentage of net sales increased to 23.0% as compared to 22.1% in the same three month period of the previous year. For the nine months ended September 30, 2016, these expenses totaled $2.63 billion, or 22.8% as a percentage of net sales, compared to $2.60 billion, or 22.4% as a percentage of net sales for the same period in the prior year. The increase in operating expenses as a percentage of net sales for the three and nine month periods ended September 30, 2016 primarily reflect the impact of lower sales volume and acquisition related integration costs. We continue to focus on effectively managing the costs in our businesses with ongoing investments in technology and supply chain initiatives primarily associated with freight and logistics.

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

The Company's recent acquisitions have a lower costs of goods sold and a higher level of operating costs as compared to the Company's other businesses, however, the operating profit margins remain consistent.
Operating Profit

Operating profit decreased to $328.0 million for the three months ended September 30, 2016, compared to $348.5 million for the same three month period of the prior year. As a percentage of net sales, operating profit decreased to 8.3%, as compared to 8.9% in the same three month period of 2015. For the nine months ended September 30, 2016, operating profit decreased to $953.1 million or 8.2% of net sales, compared to $988.2 million or 8.5% of net sales for the same nine month period of the prior year. The decrease in operating profit as a percentage of net sales for the three and nine month periods ended September 30, 2016 is primarily due to the Company’s lower sales volume and its impact on our ability to leverage our fixed expenses.

The Automotive Parts Group’s operating profit decreased 2% in the three month period ended September 30, 2016, compared to the same period of 2015, and its operating profit margin decreased to 9.4%, as compared to 9.8% in the same three month period of the prior year. For the nine months ended September 30, 2016, the Automotive Parts Group’s operating profit decreased 1% and the operating profit margin decreased to 9.1% as compared to 9.2% in the same nine month period of 2015. The decrease in operating profit margin for the three and nine month periods ended September 30, 2016 is primarily due to the weak organic sales environment, which was partially offset by the positive impact of cost control initiatives.

The Industrial Products Group’s operating profit decreased 5% in the three month period ended September 30, 2016, compared to the same three month period of 2015, and the operating profit margin for this group decreased to 7.4% compared to 7.7% for the same period of the previous year. Operating profit for the Industrial Products Group decreased by 4% for the nine month period ended September 30, 2016, compared to the same period in 2015, and the operating profit margin decreased to 7.3% compared to 7.5% for the same nine month periods in 2015.  The decrease in operating profit margin for the three and nine month periods ended September 30, 2016 is primarily due to lower sales volume and its impact on expense leverage.

The Office Products Group’s operating profit decreased 17% for the three months ended September 30, 2016, compared to the same three month period in 2015, and the operating profit margin for this group decreased to 5.7% compared to 7.1% for the same three month period of 2015. For the nine months ended September 30, 2016, the Office Products Group’s operating profit decreased approximately 10% compared to the same period of the prior year, and the operating profit margin decreased to 6.5% compared to 7.3% for the same period in 2015. The decrease in operating profit margin for the three and nine month periods ended September 30, 2016 is primarily due to the following factors: the impact of lower organic sales volume and its negative impact on expense leverage, which was partially offset by acquisition volume; rising costs associated with serving a growing number of sales channels; and incremental acquisition related costs.

The Electrical/Electronic Materials Group operating profit decreased 29% for the three months ended September 30, 2016, as compared to the same three month period in 2015, and its operating profit margin decreased to 8.0% compared to 10.2% in the same three month period of the prior year. Operating profit for the Electrical/Electronic Materials Group decreased by approximately 17% for the nine month period ended September 30, 2016, compared to the same period in 2015, and the operating profit margin decreased to 8.4% compared to 9.4% for the same nine month period in 2015. The decrease in operating profit margin for the three and nine month periods ended September 30, 2016 is primarily due to lower sales volume and its negative impact on expense leverage.
Income Taxes

The effective income tax rate decreased to 36.4% for the three month period ended September 30, 2016, compared to 37.4% for the same period in 2015. The effective income tax rate decreased to 36.2% for the nine month period ended September 30, 2016, compared to 36.9% for the same period in 2015. The rate decrease in the three and nine month periods ended September 30, 2016 reflects the higher mix of foreign earnings, taxed at a lower rate relative to our U.S. operations, and the more favorable non-taxable retirement plan valuation relative to the same three and nine month periods ended September 30, 2015.
Net Income

For the three months ended September 30, 2016, the Company recorded consolidated net income of $185.3 million, a decrease of 1% as compared to consolidated net income of $188.0 million in the same three month period of the prior year. On a per share diluted basis, net income was $1.24, and unchanged as compared to the same three month period of 2015. For the nine months ended September 30, 2016, the Company recorded consolidated net income of $534.7 million, a decrease of 2% as compared to consolidated net income of $544.4 million in the same nine month period of the prior year. On a per share diluted basis, net income was $3.56, and unchanged as compared to the same nine month period ended September 30, 2015.
Financial Condition
The Company’s cash balance of $225.2 million at September 30, 2016 increased $13.5 million or 6% from December 31, 2015. For the nine months ended September 30, 2016, the Company used $365.5 million for acquisitions and other investing activities, $288.9 million for dividends paid to the Company’s shareholders, $86.7 million for investments in the Company via capital expenditures and $143.8 million for share repurchases. These items were primarily offset by the Company’s earnings and net cash provided by operating activities.

Accounts receivable increased $210.1 million or 12% from December 31, 2015, which is due to the Company’s acquisitions and higher sales volume in the nine month period ended September 30, 2016. Inventory increased $146.2 million or approximately 5% compared to the inventory balance at December 31, 2015, as inventory from acquisitions and the impact of foreign exchange was marginally offset by planned inventory reductions. Accounts payable increased $277.9 million or 10% from December 31, 2015, primarily due to acquisitions and more favorable payment terms negotiated with the Company's vendors in the nine month period ended September 30, 2016. The Company’s debt is discussed below.
Liquidity and Capital Resources
Total debt at September 30, 2016 increased $150.0 million, or 24%, from December 31, 2015, primarily related to cash used for the Company’s acquisitions and share repurchase program. The Company maintains a $1.20 billion unsecured revolving line of credit with a consortium of financial institutions with an option to increase the borrowing capacity by an additional $350.0 million. The line of credit bears interest at LIBOR plus various margins, which are based on the Company’s leverage ratio and is scheduled to mature in June 2021 with one optional one year extension. At September 30, 2016, $225.0 million was outstanding under the line of credit.

As of September 30, 2016, the remaining $550.0 million debt outstanding is at fixed rates of interest, and increased by $50.0 million as compared to December 31, 2015. The fixed rate debt is comprised of two notes of $250.0 million each and one note of $50.0 million. One $250.0 million note is reflected in the current portion of debt, due in November 2016 carrying an interest rate of 3.35% and the other in long-term debt, due in December 2023 carrying an interest rate of 2.99%. The $50.0 million Series G Senior Unsecured Notes, which were executed in July 2016, carry a 2.39% interest rate and are due in July 2021. The Series G notes were used to pay down existing debt under the Syndicated Facility.

On October 17, 2016, the Company entered into an agreement, which would fund the note maturing in November 2016 totaling $250 million. Upon funding, this note will be due in 2026 and carry an interest rate of 2.99%.

At September 30, 2016, the Company was in compliance with all covenants connected with the above borrowings.

The ratio of current assets to current liabilities was 1.3 to 1 at September 30, 2016, as compared to 1.4 to 1 at December 31, 2015.
The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including discretionary share repurchases, if any, for the foreseeable future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposures are the Australian dollar, Canadian dollar and Mexican peso, which are the functional currencies of our Australia, Canada and Mexico operations, respectively. As previously noted under “Sales,” foreign currency exchange exposure, particularly in regard to the Australian dollar and Canadian dollar, remained flat for the three month period ended September 30, 2016 and negatively impacted our results for the nine month period ended September 30, 2016. There have been no other material changes in market risk from the information provided in the Company’s 2015 Annual Report on Form10-K.
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

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended September 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2016 through July 31, 2016	44,888	$101.29	3,287	4,927,696
August 1, 2016 through August 31, 2016	145,190	$102.97	300	4,927,396
September 1, 2016 through September 30, 2016	256,849	$98.02	245,841	4,681,555
Totals	446,927	$99.96	249,428	4,681,555

(1)
Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)
On November 17, 2008, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 4.7 million shares authorized in the 2008 plan remain available to be repurchased by the Company. There were no other publicly announced plans as of September 30, 2016.

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

(i) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine month periods ended September 30, 2016 and 2015; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (iv) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: October 28, 2016	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)