Form 10-K
period 2016-12-31
GENUINE PARTS CO
filed 2017-02-27
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 1-5690
GENUINE PARTS COMPANY
(Exact name of registrant as specified in its charter)

Georgia	58-0254510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2999 Wildwood Parkway, Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)
678-934-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value per share	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $14,613,215,000 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2017
Common Stock, $1 par value per share	148,378,606 shares
Specifically identified portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2017 are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.    BUSINESS.
Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials through our four operating segments, each described in more detail below. In 2016, business was conducted from approximately 2,670 locations throughout the United States, Canada, Mexico, Australia and New Zealand. As of December 31, 2016, the Company employed approximately 40,000 persons.
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
In Part III of this Form 10-K, we incorporate certain information by reference to our proxy statement for our 2017 annual meeting of shareholders. We expect to file that proxy statement with the SEC on or about February 27, 2017, and we will make it available online at the same time at http://www.proxydocs.com/gpc. Please refer to the proxy statement for the information incorporated by reference into Part III of this Form 10-K when it is available.
AUTOMOTIVE PARTS GROUP
The Automotive Parts Group, the largest division of the Company, distributes automotive parts and accessory items. In addition to approximately 500,000 available part numbers, the Company offers complete inventory, cataloging, marketing, training and other programs in the automotive aftermarket. The Company is the sole member of the National Automotive Parts Association (“NAPA”), a voluntary trade association formed in 1925 to provide nationwide distribution of automotive parts.
During 2016, the Company’s Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores (“auto parts stores” or “NAPA AUTO PARTS stores”) owned and operated in the United States by the Company; NAPA and Traction automotive parts distribution centers and auto parts stores in the United States and Canada owned and operated by the Company and NAPA Canada/UAP Inc. (“NAPA Canada/UAP”), a wholly-owned subsidiary of the Company; auto parts stores and distribution centers in the United States operated by corporations in which the Company owned either a noncontrolling or controlling interest; auto parts stores in Canada operated by corporations in which UAP owns a 50% interest; Repco and other automotive parts distribution centers, branches and auto parts stores in Australia and New Zealand owned and operated by GPC Asia Pacific, a wholly-owned subsidiary of the Company; import automotive parts distribution centers in the United States owned by the Company and operated by its Altrom America division; import automotive parts distribution centers in Canada owned and operated by Altrom Canada Corporation (“Altrom Canada”), a wholly-owned subsidiary of the Company; distribution centers in the United States owned by Balkamp, Inc. (“Balkamp”), a wholly-owned subsidiary of the Company; distribution facilities in the United States owned by the Company and operated by its Rayloc division; automotive parts distribution centers and automotive parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. (“Auto Todo”), a wholly-owned subsidiary of the Company; and an automotive parts distribution center and automotive parts stores in Mexico, owned and operated by Autopartes NAPA Mexico ("NAPA Mexico"), a wholly-owned subsidiary of the Company.
The Company's network of U.S. automotive parts stores was expanded in 2016 via the acquisition of various store groups located in various regions of the United States. Further, the Company's import automotive parts businesses were supplemented by the acquisitions of Olympus and Auto-Camping in February and July, 2016, respectively. As original equipment import parts distributors, Olympus operates in the U.S. from six locations, while Auto-Camping operates from 20 locations across Canada. Additionally, the Company added six new locations to its heavy vehicle parts operations with the acquisition of Global Parts in May 2016. Finally, the GPC Asia Pacific automotive business acquired three businesses in 2016 to further expand its automotive distribution network. In March, this business acquired Covs Parts, a leading distributor of original equipment and aftermarket automotive parts, mining and industrial consumable and truck products, with 21 locations across Western Australia. GPC Asia Pac also acquired AMX and ASL in June and September 2016, respectively. AMX is a four store Melbourne based retailer of aftermarket motorcycle parts and accessories, which complements the existing McLeod business. ASL is a 15 branch New Zealand based distributor of automotive aftermarket products, primarily to the commercial industry. Collectively, these new store groups and automotive businesses are expected to generate annual revenues of approximately $235 million USD.
The Company has a 15% interest in Mitchell Repair Information Corporation (“MRIC”), a subsidiary of Snap-on Incorporated. MRIC is a leading automotive diagnostic and repair information company that links North American subscribers to its services and information databases. MRIC’s core product, “Mitchell ON-DEMAND,” is a premier electronic repair information source in the automotive aftermarket.
The Company’s NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, SUVs, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes replacement parts for small engines, farm equipment and heavy duty equipment. The Company’s inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company’s domestic automotive operations purchase from approximately 100 different suppliers, approximately 48% of 2016 automotive parts inventories were purchased from 10 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers, which have protected the Company from inventory obsolescence.
Distribution System.    In 2016, the Company operated 57 domestic NAPA automotive parts distribution centers located in 41 states and approximately 1,100 domestic company-owned NAPA AUTO PARTS stores located in 45 states. The Company also operated domestically three TW Distribution heavy duty parts distribution centers and 20 company-owned Traction Heavy Duty parts stores located in four states. The Traction operations are discussed further below in Related Operations. At December 31, 2016, the Company owned either a noncontrolling or controlling interest in seven corporations, which operated approximately 152 auto parts stores in 12 states.
The Company’s domestic distribution centers serve approximately 4,800 independently owned NAPA AUTO PARTS stores located throughout the United States. NAPA AUTO PARTS stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, sales to these independent automotive parts stores account for approximately 60% of the Company’s total U.S. Automotive sales and 23% of the Company’s total sales, with no automotive parts store or group of automotive parts stores with individual or common ownership accounting for more than 0.38% of the total sales of the Company.
NAPA Canada/UAP, founded in 1926, is a leader in the distribution and marketing of replacement parts and accessories for automobiles and trucks and is also a significant supplier to the mining and forestry industries in Canada. NAPA Canada/UAP employs approximately 3,700 people and operates a network of 9 NAPA automotive parts distribution centers, three heavy duty parts distribution centers and one fabrication/remanufacturing facility supplying approximately 595 NAPA stores and 107 Traction wholesalers. The NAPA stores and Traction wholesalers in Canada include approximately 176 company owned stores, 11 joint ventures and 25 progressive owners in which NAPA Canada/UAP owns a 50% interest and approximately 490 independently owned stores. NAPA and Traction operations supply bannered installers and independent installers in all provinces of Canada, as well as networks of service stations and repair shops operating under the banners of national accounts. UAP is a licensee of the NAPA® name in Canada.
In Canada, Altrom Canada operates four import automotive parts distribution centers and 29 branches. In the United States, Altrom America operates two import automotive parts distribution centers and six branches. These include the expanded footprints for these businesses resulting from the Auto-Camping and Olympus acquisitions discussed earlier.
In Australia and New Zealand, GPC Asia Pacific, originally established in 1922, is a leading distributor of automotive replacement parts and accessories. GPC Asia Pacific operates 11 distribution centers, 474 Repco and other banner stores and 80 branches associated with the Ashdown Ingram, Motospecs, McLeod and RDA Brakes operations. As discussed earlier, GPC Asia Pacific expanded its footprint with the 2016 acquisitions of Covs Parts, AMX and ASL.
In Mexico, Auto Todo owns and operates 11 distribution centers, two auto parts stores and three tire centers. NAPA Mexico owns and operates one distribution center and 10 auto parts stores. Auto Todo and NAPA Mexico are licensees of the NAPA® name in Mexico.
Products.    Distribution centers have access to approximately 500,000 different parts and related supply items. Each item is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers. Most orders are filled and shipped the same day they are received. The majority of sales are paid from statements with varied terms and conditions. The Company does not manufacture any of the products it distributes. The majority of products are distributed under the NAPA® name, a mark licensed to the Company by NAPA, which is important to the sales and marketing of these products. Traction sales also include products distributed under the HD Plus name, a proprietary line of automotive parts for the heavy duty truck market.
Related Operations.    Balkamp, a wholly-owned subsidiary of the Company, distributes a wide variety of replacement parts and accessory items for passenger cars, heavy-duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the 42,000 products, which constitute the “Balkamp” line of products that are distributed through the NAPA system. These products are categorized into over 238 different product categories purchased from approximately 438 domestic suppliers and over 100 foreign manufacturers. Balkamp has two distribution centers located in Plainfield, Indiana, and West Jordan, Utah. In addition, Balkamp operates two redistribution centers that provide the NAPA system with over 1,125 SKUs of oils and chemicals. BALKAMP®, a federally registered trademark, is important to the sales and marketing promotions of the Balkamp organization.
The Company, through its Rayloc division, operates four facilities where certain small automotive parts are distributed through the NAPA system under the NAPA® brand name. Rayloc® is a mark licensed to the Company by NAPA.
The Company’s Heavy Vehicle Parts Group operates as TW Distribution, with three heavy vehicle automotive parts distribution centers and 27 Traction Heavy Duty parts stores in the United States. Twenty of these stores are company-owned and seven are independently owned. This group, which expanded its U.S. footprint with the acquisition of Global Parts in 2016, as discussed earlier, distributes heavy vehicle parts through the NAPA system and direct to small and large fleet owners and operators.
Segment Data.    In the year ended December 31, 2016, sales from the Automotive Parts Group were approximately 53% of the Company’s net sales, as compared to 52% in 2015 and 53% in 2014. For additional segment information, see Note 10 of Notes to Consolidated Financial Statements beginning on page F-1.
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
NAPA.    The Company is the sole member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose sole member in 2016 owned and operated 57 distribution centers located throughout the United States. NAPA develops marketing concepts and programs that may be used by its members which, at December 31, 2016, includes only the Company. It is not involved in the chain of distribution.
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
In 2016, the Industrial Parts Group served more than 300,000 customers in all types of industries located throughout North America, including the food and beverage, forest products, primary metals, pulp and paper, mining, automotive, oil and gas, petrochemical and pharmaceutical industries; as well as strategically targeted specialty industries such as power generation, alternative energy, government, transportation, ports, and others. Motion services all manufacturing and processing industries with access to a database of 6.9 million parts. Additionally, Motion provides U.S. government agencies access to approximately 400,000 products and replacement parts through a Government Services Administration (GSA) schedule.
Effective March 1, 2016, Motion enhanced its product and service offering with the acquisition of two complementary industrial distribution companies, Epperson and Company and Missouri Power Transmission. Epperson and Company, with three locations and based in Tampa, Florida, specializes in material handling products and services. Missouri Power Transmission, with 15 locations and based in St. Louis, Missouri, distributes power transmission equipment and industrial supplies. Combined, these two companies are expected to generate approximately $50 million in annual revenues.
In 2016, the Industrial Parts Group also acquired Colmar Belting Company and OBBCO Safety and Supply. Colmar Belting, acquired April 1, 2016, and located in South Boston, Massachusetts, is a distributor of belting, bearing and power transmission products. OBBCO Safety and Supply, acquired August 1, 2016, is a Chesapeake, Virginia, based industrial safety supply distributor. Combined, we expect Colmar and OBBCO to generate approximately $30 million in annual revenues.
Effective October 1, 2016, Motion acquired Braas Company, an Eden Prairie, Minnesota based distributor of products and services for industrial automation and control, specializing in pneumatics, motion control, industrial networking, machine safety, robotics and related industrial parts. With five sales offices and three stocking branches, we expect Braas to generate annual revenues of approximately $90 million.
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
Distribution System.    In North America, the Industrial Parts Group operated 483 branches, 13 distribution centers and 43 service centers as of December 31, 2016. The distribution centers stock and distribute more than 275,000 different items purchased from more than 1,050 different suppliers. The service centers provide hydraulic, hose and mechanical repairs for customers. Approximately 45% of total industrial product purchases in 2016 were made from 10 major suppliers. Sales are generated from the Industrial Parts Group’s branches located in 49 states, Puerto Rico, nine provinces in Canada, and Mexico.

Most branches have warehouse facilities that stock significant amounts of inventory representative of the products used by customers in the respective market area served.
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
Supply Agreements.    Non-exclusive distributor agreements are in effect with most of the Industrial Parts Group’s suppliers. The terms of these agreements vary; however, it has been the experience of the Industrial Parts Group that the custom of the trade is to treat such agreements as continuing until breached by one party or until terminated by mutual consent. Motion has return privileges with most of its suppliers, which have protected the Company from inventory obsolescence.
Segment Data.    In the years ended December 31, 2016 and 2015, sales from the Company’s Industrial Parts Group approximated 30% of the Company’s net sales, as compared to 31% in 2014. For additional segment information, see Note 10 of Notes to Consolidated Financial Statements beginning on page F-1.
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
OFFICE PRODUCTS GROUP
The Office Products Group, operated through S. P. Richards Company (“S. P. Richards” or "SPR"), a wholly-owned subsidiary of the Company, is headquartered in Atlanta, Georgia. S. P. Richards is engaged in the wholesale distribution of a broad line of office and other business related products through a diverse customer base of resellers. These products are used in homes, businesses, schools, offices, and other institutions. Office products fall into the general categories of office furniture, technology products, general office, school supplies, cleaning, janitorial and breakroom supplies, safety and security items, healthcare products and disposable food service products.
The Office Products Group is represented in Canada through S. P. Richards Canada, a wholly-owned subsidiary of the Company headquartered near Toronto, Ontario. S. P. Richards Canada services office product resellers throughout Canada from locations in Vancouver, Toronto, Calgary, Edmonton and Winnipeg.
Effective June 1, 2016, S. P. Richards expanded its products and services in the Facilities, Breakroom and Safety ("FBS")category with the acquisition of The Safety Zone. The Safety Zone, headquartered in Guilford, Connecticut, is a direct importer and distributor of supplies and devices for safety, janitorial, medical, food service and food processing applications, and is complementary to previous acquisitions in this category, including Impact Products, Malt Industries and Garland C. Norris. Its broad customer base of more than 2,300 distributors is served from eight distribution centers in the U.S. and one in Canada. We expect this business to generate annual revenues of approximately $180 million.
Effective July 1, 2016, S. P. Richards further expanded its capabilities in the FBS category with the acquisition of certain assets within the Janitorial and Sanitation ("Jan/San") business of Rochester Midland Corporation. This business supplies a variety of Jan/San accessories to more than 400 distributors, primarily in North America, and is expected to generate annual revenues of approximately $20 million.
Distribution System.    The Office Products Group distributes more than 69,000 items to over 9,300 resellers and distributors throughout the United States and Canada from a network of 56 distribution centers. This group’s network of strategically located distribution centers provides overnight delivery of the Company’s comprehensive product offering. Approximately 44% of the Company’s total office products purchases in 2016 were made from 10 major suppliers.
The Office Products Group sells to a wide variety of resellers. These resellers include independently owned office product dealers, national office product superstores and mass merchants, large contract stationers, mail order companies, Internet resellers, college bookstores, military base stores, office furniture dealers, value-add technology resellers, business machine dealers, janitorial and sanitation supply distributors, safety product resellers and food service distributors. Resellers are offered comprehensive marketing programs, which include print and electronic catalogs and flyers, digital content and email campaigns for reseller websites, and education and training resources. In addition, world-class market analytics programs are made available to qualified resellers.
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
While the Company’s inventory includes products from nearly 850 of the industry’s leading manufacturers worldwide, S. P. Richards also markets products under its nine proprietary brands. These brands include: Sparco™, an economical line of office supply basics; Compucessory®, a line of computer accessories; Lorell®, a line of office furniture; NatureSaver®, an offering of recycled products; Elite Image®, a line of new and remanufactured toner cartridges, premium papers and labels; Integra™, a line of writing instruments; Genuine Joe®, a line of cleaning and breakroom products; Business Source®, a line of basic office supplies available only to independent resellers; and Lighthouse, a brand of janitorial and cleaning products offered through the GCN business. The Company’s Impact and The Safety Zone businesses also offer an additional series of proprietary brands including ProGuard®,ProMax® and The Safety Zone that are product based and solution-specific oriented. Through the Company’s FurnitureAdvantage™ program, S. P. Richards provides resellers with an additional 16,000 furniture items made available to consumers in 7 to 10 business days.
Segment Data.    In the years ended December 31, 2016 and 2015, sales from the Company’s Office Products Group approximated 13% of the Company’s net sales, as compared to 11% in 2014. For additional segment information, see Note 10 of Notes to Consolidated Financial Statements beginning on page F-1.
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
ELECTRICAL/ELECTRONIC MATERIALS GROUP
The Electrical/Electronic Materials Group, operated as EIS, Inc. (“EIS”), a wholly-owned subsidiary of the Company, is headquartered in Atlanta, Georgia. EIS distributes materials to more than 20,000 electrical and electronic manufacturers, as well as to industrial assembly and specialty wire and cable markets in North America. With 38 branch locations and seven fabrication facilities in the United States, Puerto Rico, the Dominican Republic, Mexico and Canada, EIS distributes over 100,000 items including wire, cable and connectivity solutions, insulating and conductive materials, assembly tools and test equipment. EIS' seven fabrication facilities provide custom fabricated parts and specialty coated materials.
Effective October 31, 2016, EIS acquired Communications Products and Services ("CPS"), a distributor of plant product solutions for both aerial and underground broadband cable and wireless network infrastructure. This business further strengthens EIS' cable operations in the western U.S. and is expected to generate approximately $12 million in annual revenues.
Distribution System.    The Electrical/Electronic Materials Group provides distribution services to OEMs, motor repair shops and a variety of industrial assembly markets, as well as specialty wire and cable users in market segments such as Telecom and Broadband, Marine, Security and Industrial. EIS actively utilizes its e-commerce Internet site to present its products to customers while allowing these on-line visitors to conveniently purchase from a large product assortment.
Electrical and electronic, industrial assembly, and wire and cable products are distributed from warehouse locations in major user markets throughout the United States, as well as in Mexico, Canada, Puerto Rico, and the Dominican Republic. EIS has return privileges with some of its suppliers, which have protected the Company from inventory obsolescence.
Products.    The Electrical/Electronic Materials Group distributes a wide variety of products to customers from over 2,000 suppliers. These products include custom fabricated flexible materials that are used as components within a customer’s manufactured finished product in a variety of market segments. Among the products distributed and fabricated are such items as magnet wire, conductive materials, electrical wire and cable, insulating and shielding materials, assembly tools, test equipment, adhesives and chemicals, pressure sensitive tapes, solder, anti-static products, thermal management products and coated films. To meet the prompt delivery demands of its customers, this Group maintains large inventories. The majority of sales are on open account. Approximately 55% of total Electrical/Electronic Materials Group purchases in 2016 were made from 10 major suppliers.
Integrated Supply.    The Electrical/Electronic Materials Group’s integrated supply programs are a part of the marketing strategy, as a greater number of customers — especially national accounts — are given the opportunity to participate in this low-cost, high-service capability. EIS has developed AIMS (Advanced Inventory Management Solutions), a totally integrated, highly automated suite of solutions for inventory management. EIS’ Integrated Supply offering also includes AIMS Dispense, an electronic vending dispenser used to eliminate costly tool cribs, or in-house stores, at customer warehouse facilities.
Segment Data.    In the year ended December 31, 2016, sales from the Company’s Electrical/Electronic Materials Group approximated 4% of the Company’s net sales, as compared to 5% in 2015 and 2014. For additional segment information, see Note 10 of Notes to Consolidated Financial Statements beginning on page F-1.
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
Successful implementation of these initiatives also depends on factors specific to the automotive parts industry and the other industries in which we operate and numerous other factors that may be beyond our control. In addition to the other risk factors contained in this “Item 1A. Risk Factors”, adverse changes in the following factors could undermine our business initiatives and have a material adverse effect on our business, financial condition, results of operations and cash flows:

•	the competitive environment in our end markets may force us to reduce prices below our desired pricing level or to increase promotional spending;

•	our ability to anticipate changes in consumer preferences and to meet customers’ needs for our products in a timely manner;

•	our ability to successfully enter new markets, including by successfully identifying and acquiring suitable acquisition targets in these new markets;

•	our ability to effectively manage our costs;

•	our ability to continue to grow through acquisitions and successfully integrate acquired businesses in our existing operations;

•	our ability to identify and successfully implement appropriate technological, digital and e-commerce solutions; and

•	the economy in general.
Our business will be adversely affected if demand for our products slows.
Our business depends on customer demand for the products that we distribute. Demand for these products depends on many factors.
With respect to our automotive group, the primary factors are:

•	the number of miles vehicles are driven annually, as higher vehicle mileage increases the need for maintenance and repair;

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

•	the consolidation of certain of our manufacturing customers and the trend of manufacturing operations being moved overseas, which subsequently reduces demand for our products;

•	changes in legislation or government regulations or policies which could impact international trade among our multi-national customer base and cause reduced demand for our products; and

•	the economy in general, which in declining conditions may cause reduced demand for industrial output.
With respect to our office products group, the primary factors are:

•	the increasing digitization of the workplace, as this negatively impacts the need for certain office products;

•	the level of unemployment, especially as it relates to white collar and service jobs, as high unemployment reduces the need for office products;

•	the level of office vacancy rates, as high vacancy rates reduces the need for office products; and

•	the economy in general, which in declining conditions may cause reduced demand for office products consumption.
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
Changes in legislation or government regulations or policies could have a significant impact on our results of operations.
Certain political developments occurring this past year, including the results of the presidential election in the U.S. and the decision of the United Kingdom to exit the European Union, have resulted in increased economic uncertainty for multi-national companies. These developments may result in economic and trade policy actions that could impact economic conditions in many countries and change the landscape of international trade. Our business is global, so changes to existing international trade agreements, blocking of foreign trade or imposition of tariffs on foreign goods could result in decreased revenues and/or increases in pricing, either of which could have an adverse impact on our business, results of operations, financial condition and cash flows in future periods.
Uncertainty and/or deterioration in general macro-economic conditions, including unemployment, inflation or deflation, changes in tax policies, changes in energy costs, uncertain credit markets, or other economic conditions, could have a negative impact on our business, financial condition, results of operations and cash flows.
Our business and operating results have been and may in the future be adversely affected by uncertain global economic conditions, including domestic outputs, employment rates, inflation or deflation, changes in tax policies, instability in credit markets, declining consumer and business confidence, fluctuating commodity prices, interest rates, volatile exchange rates, and other challenges that could affect the global economy. Both our commercial and retail customers may experience deterioration of their financial resources, which could result in existing or potential customers delaying or canceling plans to purchase our products. Our vendors could experience similar conditions, which could impact their ability to fulfill their obligations to us. Future weakness in the global economy could adversely affect our business, results of operations, financial condition and cash flows in future periods.
We face substantial competition in the industries in which we do business.
The sale of automotive and industrial parts, office products and electrical materials is highly competitive and impacted by many factors, including name recognition, product availability, customer service, changing customer preferences, store location, and pricing pressures. Because we seek to offer competitive prices, if our competitors reduce their prices, we may be forced to reduce our prices, which could result in a material decline in our revenues and earnings. Increased competition among distributors of automotive and industrial parts, office products and electronic materials, including increased availability among digital and e-commerce providers across the markets in which we do business, could cause a material adverse effect on our results of operations. The Company anticipates no decline in competition in any of its four business segments in the foreseeable future.
In particular, the market for replacement automotive parts is highly competitive and subjects us to a wide variety of competitors. We compete primarily with national and regional auto parts chains, independently owned regional and local automotive parts and accessories stores, automobile dealers that supply manufacturer replacement parts and accessories, mass merchandisers, internet providers and wholesale clubs that sell automotive products and regional and local full service automotive repair shops, both new and established.
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
In addition, the loss of a major customer in the office products group could significantly impact its results of operations.
We depend on our relationships with our vendors, and a disruption of our vendor relationships or a disruption in our vendors’ operations could harm our business.
As a distributor of automotive parts, industrial parts, office products and electrical/electronic materials, our business depends on developing and maintaining close and productive relationships with our vendors. We depend on our vendors to sell us quality products at favorable prices. Many factors outside our control, including, without limitation, raw material shortages, inadequate manufacturing capacity, labor disputes, transportation disruptions, tax and legislative uncertainies or weather conditions, could adversely affect our vendors’ ability to deliver to us quality merchandise at favorable prices in a timely manner.
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
We recognize the growing demand for business-to-business and business-to-customer digital and e-commerce options and solutions, and we could lose business if we fail to provide the digital and e-commerce options and solutions our customers wish to use.
Our success in digital and e-commerce depends on our ability to accurately identify the products to make available through digital and e-commerce platforms across our business segments, and to establish and maintain such platforms to provide the highest level of data security to our customers on and through the platforms our customers wish to use (including mobile) with rapidly changing technology in a highly competitive environment.
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
We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various reasons. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.    PROPERTIES.
The Company’s corporate and Automotive Parts Group headquarters are located in two office buildings owned by the Company in Atlanta, Georgia.
The Company’s Automotive Parts Group currently operates 57 NAPA Distribution Centers in the United States distributed among eight geographic divisions. Approximately 90% of the distribution center properties are owned by the Company. At December 31, 2016, the Company operated approximately 1,100 NAPA AUTO PARTS stores located in 45 states, and the Company owned either a noncontrolling or controlling interest in 152 additional auto parts stores in 12 states. Other than NAPA AUTO PARTS stores located within Company owned distribution centers, the majority of the automotive parts stores in which the Company has an ownership interest are operated in leased facilities. In addition, NAPA Canada/UAP operates 12 distribution centers, one fabrication/remanufacturing facility and approximately 187 automotive parts and Traction stores in Canada. In Mexico, Auto Todo operates 11 distribution centers and five automotive parts stores and tire centers, and NAPA Mexico operates one distribution center and 10 automotive parts stores. These operations in both Canada and Mexico are conducted in leased facilities. GPC Asia Pacific operates throughout Australia and New Zealand with 11 distribution centers, 474 Repco and other banner auto parts stores and 80 branches associated with the Ashdown Ingram, Motospecs, McLeod and RDA Brakes operations. These distribution center, store and branch operations are conducted in leased facilities.
The Company’s Automotive Parts Group also operates four Balkamp distribution and redistribution centers, four Rayloc distribution facilities and three transfer and shipping facilities. Nearly all of the Balkamp and Rayloc operations are conducted in facilities owned by the Company. Altrom Canada operates four import parts distribution centers and 29 branches, and Altrom America operates two import parts distribution centers and six branches. The Heavy Vehicle Parts Group operates three TW distribution centers, which serve 27 Traction stores of which 20 are company owned and located in the U.S. These operations are conducted in leased facilities.
The Company’s Industrial Parts Group, operating through Motion and Motion Canada, operates 13 distribution centers, 43 service centers and 483 branches. Approximately 90% of these locations are operated in leased facilities and the remainder are Company owned.
The Company’s Office Products Group operates 50 facilities in the United States and six facilities in Canada distributed among the Group’s four geographic divisions. Approximately 75% of these facilities are operated in leased buildings and the remainder are Company owned.
The Company’s Electrical/Electronic Materials Group operates in 39 locations in the United States, one location in Puerto Rico, one location in the Dominican Republic, three locations in Mexico and one location in Canada. All of this Group’s 45 facilities are operated in leased buildings.
We believe that our facilities on the whole are in good condition, are adequately insured, are fully utilized and are suitable and adequate to conduct the business of our current operations.
For additional information regarding rental expense on leased properties, see Note 4 of Notes to Consolidated Financial Statements beginning on page F-1.

ITEM 3.    LEGAL PROCEEDINGS.
The Company is subject to various legal and governmental proceedings, many involving routine litigation incidental to the businesses, including approximately 2,420 product liability lawsuits resulting from its national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts distributed by the Company. While litigation of any type contains an element of uncertainty, the Company believes that its defense and ultimate resolution of pending and reasonably anticipated claims will continue to occur within the ordinary course of the Company’s business and that resolution of these claims will not have a material effect on the Company’s business, results of operations or financial condition.

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
Market Information Regarding Common Stock
The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol “GPC”. The following table sets forth the high and low sales prices for the common stock per quarter as reported on the New York Stock Exchange and dividends per share of common stock paid during the last two fiscal years:

	Sales Price of Common Shares
	2016		2015
	High	Low	High	Low
Quarter
First	$99.59	$76.50	$108.07	$91.74
Second	101.28	92.25	94.74	89.17
Third	105.97	95.96	91.02	78.76
Fourth	100.34	86.61	92.32	79.77

	Dividends Declared per Share
	2016	2015
Quarter
First	$0.6575	$0.6150
Second	0.6575	0.6150
Third	0.6575	0.6150
Fourth	0.6575	0.6150

Stock Performance Graph
Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return on the Company’s Common Stock against the cumulative total shareholder return of the Standard and Poor’s 500 Stock Index and a peer group composite index structured by the Company as set forth below for the five year period that commenced December 31, 2011 and ended December 31, 2016. This graph assumes that $100 was invested on December 31, 2011 in Genuine Parts Company Common Stock, the S&P 500 Stock Index (the Company is a member of the S&P 500, and its cumulative total shareholder return went into calculating the S&P 500 results set forth in the graph) and the peer group composite index as set forth below and assumes reinvestment of all dividends.

Comparison of five year cumulative total shareholder return

Genuine Parts Company, S&P 500 Index and peer group composite index

Cumulative Total Shareholder Return $ at Fiscal Year End	2011	2012	2013	2014	2015	2016
Genuine Parts Company	100.00	107.26	144.33	189.66	157.15	179.62
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
Peer Index	100.00	113.25	162.10	168.26	156.33	171.76
In constructing the peer group composite index (“Peer Index”) for use in the stock performance graph above, the Company used the shareholder returns of various publicly held companies (weighted in accordance with each company’s stock market capitalization at December 31, 2011 and including reinvestment of dividends) that compete with the Company in three industry segments: automotive parts, industrial parts and office products (each group of companies included in the Peer Index as competing with the Company in a separate industry segment is hereinafter referred to as a “Peer Group”). Included in the automotive parts Peer Group are those companies making up the Dow Jones U.S. Auto Parts Index (the Company is a member of such industry group, and its individual shareholder return was included when calculating the Peer Index results set forth in the performance graph). Included in the industrial parts Peer Group are Applied Industrial Technologies, Inc. and Kaman Corporation and included in the office products Peer Group is Essendant. The Peer Index does not break out a separate electrical/electronic peer group due to the fact that there is currently no true market comparative to EIS. The electrical/electronic component of sales is redistributed to the Company’s other segments on a pro rata basis to calculate the final Peer Index.
In determining the Peer Index, each Peer Group was weighted to reflect the Company’s annual net sales in each industry segment. Each industry segment of the Company comprised the following percentages of the Company’s net sales for the fiscal years shown:

Industry Segment	2011	2012	2013	2014	2015	2016
Automotive Parts	49%	49%	53%	53%	52%	53%
Industrial Parts	33%	34%	31%	31%	30%	30%
Office Products	14%	13%	12%	11%	13%	13%
Electrical/Electronic Materials	4%	4%	4%	5%	5%	4%
Holders
As of December 31, 2016, there were 4,689 holders of record of the Company’s common stock. The number of holders of record does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Issuer Purchases of Equity Securities
The following table provides information about the purchases of shares of the Company’s common stock during the three month period ended December 31, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2016 through October 31, 2016	204,350	$89.50	203,664	4,477,891
November 1, 2016 through November 30, 2016	211,071	$88.73	209,064	4,268,827
December 1, 2016 through December 31, 2016	79,435	$98.08	8,585	4,260,242
Totals	494,856	$90.55	421,313	4,260,242

(1)
Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)
On November 17, 2008, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 4.3 million shares authorized in the 2008 plan remain available to be repurchased by the Company. There were no other publicly announced plans as of December 31, 2016.

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

Year Ended December 31,	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Net sales	$15,339,713	$15,280,044	$15,341,647	$14,077,843	$13,013,868
Cost of goods sold	10,740,106	10,724,192	10,747,886	9,857,923	9,235,777
Operating and non-operating expenses, net	3,525,267	3,432,171	3,476,022	3,175,616	2,759,159
Income before taxes	1,074,340	1,123,681	1,117,739	1,044,304	1,018,932
Income taxes	387,100	418,009	406,453	359,345	370,891
Net income	$687,240	$705,672	$711,286	$684,959	$648,041
Weighted average common shares outstanding during year — assuming dilution	149,804	152,496	154,375	155,714	156,420
Per common share:
Diluted net income	$4.59	$4.63	$4.61	$4.40	$4.14
Dividends declared	2.63	2.46	2.30	2.15	1.98
December 31 closing stock price	95.54	85.89	106.57	83.19	63.58
Total debt, less current maturities	550,000	250,000	500,000	500,000	250,000
Total equity	3,207,356	3,159,242	3,312,364	3,358,768	3,008,179
Total assets	$8,859,400	$8,144,771	$8,246,238	$7,680,297	$6,807,061

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. The Company conducted business in 2016 throughout the United States, Canada, Australia, New Zealand, Mexico and Puerto Rico from approximately 2,670 locations.

We recorded consolidated net sales of $15.3 billion for the year ended December 31, 2016, an increase of 0.4% compared to sales in 2015. Consolidated net income for the year ended December 31, 2016 was $687 million, down 3% from $706 million in 2015. The Company’s growth strategy, and in particular the initiatives to expand our global footprint via strategic acquisitions, served to offset the challenging sales environment that persisted in our U.S. markets during 2016. We were also focused on ongoing measures to improve gross margins and control costs, although the loss of leverage due to weak comparable sales trends increased our expenses as a percentage of sales and negatively impacted earnings growth.
The relatively unchanged sales results for 2016 and 2015 compare to a 9% sales increase in 2014. Net income in 2015 was down by 1% and increased by 4% in 2014. Our revenue and earnings in 2015 reflect a 3% negative impact of currency translation and after adjusting for this factor, the Company produced an increase in both sales and net income for that year. In 2014, improved market conditions relative to the prior year drove sales and earnings growth in each of our four business segments. Over the three year period of 2014 through 2016, our financial performance reflects a variety of initiatives the Company implemented to grow sales and earnings across our businesses. Examples of such initiatives include strategic acquisitions, the introduction of new and expanded product lines, geographic expansion, sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives. We discuss these initiatives further below.
With regard to the December 31, 2016 consolidated balance sheet, the Company’s cash balance of $243 million compares to cash of $212 million at December 31, 2015. The Company continues to maintain a strong cash position, supported by relatively steady net income and effective asset management. Accounts receivable increased by approximately 6%, which compares to an approximate 3% sales increase in the fourth quarter of the year, and inventory was up by approximately 7%, including the impact of acquisitions. Accounts payable increased $260 million or 9% from the prior year, due primarily to improved payment terms with certain suppliers. Total debt outstanding at December 31, 2016 was $875 million, an increase from total debt of $625 million at December 31, 2015.
RESULTS OF OPERATIONS
Our results of operations are summarized below for the three years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
	(In thousands except per share data)
Net sales	$15,339,713	$15,280,044	$15,341,647
Gross profit	4,599,607	4,555,852	4,593,761
Net income	687,240	705,672	711,286
Diluted earnings per share	4.59	4.63	4.61
Net Sales
Consolidated net sales for the year ended December 31, 2016 totaled $15.3 billion, up slightly from 2015. 2016 net sales included a 2.4% contribution from acquisitions, net of store closures, offset by a 1.1% decrease in sales volume and an approximate 0.5% negative impact of currency translation. Additionally, the Company experienced overall product deflation of approximately 0.3%. The impact of product inflation/deflation varied by business in 2016, as prices were down 0.7% in the Automotive segment, up approximately 0.4% in the Industrial segment, up approximately 0.3% in the Office segment and down approximately 1.2% in the Electrical/Electronic segment. The Company, with its global growth initiatives and measures to control rising costs and manage assets, is well positioned for sustainable long-term growth.
Consolidated net sales for the year ended December 31, 2015 totaled $15.3 billion, down slightly from 2014. 2015 net sales included a 1.5% increase in sales volume and a 1% contribution from acquisitions, offset by an approximate 3% negative impact of currency translation. The impact of product inflation/deflation varied by business in 2015 and, cumulatively, prices were down 0.2% in the Automotive segment, up approximately 0.9% in the Industrial segment, up approximately 0.6% in the Office segment and down approximately 1.7% in the Electrical/Electronic segment.
Automotive Group
Net sales for the Automotive Group (“Automotive”) were $8.1 billion in 2016, a 1% increase from 2015. The increase in sales for the year consists of an approximate 1% comparable sales increase and a 1% contribution from acquisitions, less an approximate 1% negative impact of currency translation associated with our automotive businesses in Canada, Australasia and Mexico. Automotive sales were negatively impacted by product deflation of 0.7%, which is included in the comparable sales increase. In 2016, total Automotive revenues were up 2% in the first quarter, down 1% in the second quarter, up 1.5% in the third quarter and up 2% in the fourth quarter. The underlying fundamentals in the automotive aftermarket, including the overall number and age of the vehicle population as well as the positive increase in miles driven, remain supportive of sustained demand for automotive aftermarket maintenance and supply items. We expect these fundamentals as well as key sales initiatives to drive sales growth for the Automotive business in 2017.
Net sales for the Automotive Group were $8.0 billion in 2015, a 1% decrease from 2014. The decrease in sales for the year consists of a positive core sales increase of approximately 3.5% and a slight benefit from acquisitions. Combined, the approximate 4% growth was offset by a 5% negative impact of currency associated with our automotive businesses in Canada, Australasia and Mexico. Automotive sales were not materially impacted by product inflation. In 2015, Automotive revenues were flat in the first and second quarters and down 2% in the third and fourth quarters.
Industrial Group
Net sales for Motion Industries, our Industrial Group (“Industrial”), were $4.6 billion in 2016, basically unchanged from 2015. An approximate 2.6% decrease in sales volumes and a slight negative impact of currency translation associated with our Canadian and Mexican operations were partially offset by higher transaction values associated with 0.4% product inflation and approximately 2% in sales from acquisitions. Industrial revenues were down 2.5% in the first quarter of 2016, down 2% in the second quarter and down 1% in the third quarter. These quarterly declines were followed by a 4% sales increase in the fourth quarter. The sequential improvement in this group's sales performance correlates to the growing strength in the industrial economy, as evidenced by economic indicators such as Manufacturing Industrial Production and the Purchasing Managers Index. In addition, the energy sector, which had contracted throughout 2015 and the first half of 2016 began to stabilize over the last half of 2016. Looking ahead to 2017, we believe the Industrial business is well positioned for profitable growth.
Net sales for Industrial were $4.6 billion in 2015, a 3% decrease from 2014. Sales volumes in Industrial were down approximately 4% from the prior year, while a 1% negative impact of currency associated with our Canadian and Mexican operations also contributed to the decline in sales. These items were partially offset by higher transaction values associated with product inflation, which added an approximate 1% to sales, and 1% in sales from acquisitions. Industrial revenues were up 3% in the first quarter of 2015, down 2% in the second quarter, down 4% in the third quarter and down 7.5% in the fourth quarter. The manufacturing indices we track in this group progressively weakened throughout 2015, which correlates to lower demand among our customer base and, in particular, those customers dependent on exports as well as the oil and gas sector.
Office Group
Net sales for S. P. Richards, our Office Products Group (“Office”), were $2.0 billion in 2016, an increase of 2% from 2015. The increase in sales reflects an approximate 7% contribution from acquisitions and a 0.3% increase in higher transaction values associated with price inflation. These items were offset by an approximate 6% decrease in sales volume. Sales were down 3% in the first quarter, up 1% in the second quarter, up 5% in the third quarter and up 4% in the fourth quarter of 2016. Overall, this growth was driven by our strategy to further diversify the Office business in the large and growing Facilities, Breakroom and Safety Supplies (FBS) category. We expect this diversification strategy and the execution of our core sales initiatives to drive this group's growth in 2017.
Net sales for Office were $1.9 billion in 2015, an increase of 7.5% from 2014. The increase in sales reflects an approximate 4% increase in sales volume, a 0.6% increase in higher transaction values associated with price inflation and a 3% contribution from acquisitions. These items were offset by an approximate 0.5% negative impact of currency associated with our Canadian operations. In 2015, Office experienced relatively stable industry conditions, as evidenced by the steady growth in new jobs throughout the year. These conditions combined with new business from a primary customer, which anniversaried on July 1, 2015, served to drive the increase in sales volume for the year. Sales were up 17% in the first quarter, up 14% in the second quarter, up 3% in the third quarter and down 2% in the fourth quarter of 2015.
Electrical/Electronic Group
Net sales for EIS, our Electrical and Electronic Group (“Electrical/Electronic”), were $716 million in 2016, a decrease of 5% from 2015. The decrease in sales consists of an approximate 4% decline in sales volume, a 1.2% decrease from lower transaction values associated with price deflation and a 0.5% negative sales impact of copper pricing. These items were partially offset by an approximate 1% contribution from acquisitions. Sales for Electrical/Electronic decreased by 3% in the first quarter, 5% in the second quarter, 9% in the third quarter and were unchanged in the fourth quarter, relative to the prior year periods. The manufacturing segment of the economy was relatively weak in 2016, which pressured demand across the markets served by this business. As discussed earlier, however, these conditions improved in the fourth quarter of the year and we expect further improvement in 2017, which bodes well for the future growth at EIS.
Net sales for the Electrical/Electronic business were $751 million in 2015, an increase of 1.5% from 2014. The increase in sales consists of a 5% contribution from acquisitions, offset by a 1.7% headwind from lower transaction values associated with price deflation, a 1% negative sales impact of copper pricing and a 1% decrease in sales volume. Sales for Electrical/Electronic increased by 1% in the first quarter, 4% in the second quarter, 2% in the third quarter and were unchanged in the fourth quarter, relative to the prior year periods.

Cost of Goods Sold
The Company includes in cost of goods sold the actual cost of merchandise, which represents the vast majority of this line item. Other items in cost of goods sold include warranty costs and in-bound freight from the suppliers, net of any vendor allowances and incentives. Cost of goods sold was $10.74 billion in 2016, $10.72 billion in 2015 and $10.75 billion in 2014. Cost of goods sold in 2016 and 2015 changed from the prior year periods in accordance with the related percentage change in sales for the same periods. For these periods, total product inflation or deflation was relatively insignificant and actual costs were relatively unchanged from the prior year. Cost of goods sold represented 70.0% of net sales in 2016, 70.2% of net sales in 2015 and 70.1% of net sales in 2014 and, as a percent of net sales, decreased slightly in 2016 from 2015, while increasing slightly in 2015 from 2014.
In 2016, 2015 and 2014, the Industrial and Office business segments experienced slight vendor price increases. In 2014, the Electrical/Electronic business also experienced a slight vendor price increase. In any year where we experience price increases, we are able to work with our customers to pass most of these along to them.
Operating Expenses
The Company includes in selling, administrative and other expenses (“SG&A”), all personnel and personnel-related costs at its headquarters, distribution centers, stores and branches, which accounts for approximately 65% of total SG&A. Additional costs in SG&A include our facilities, delivery, marketing, advertising, technology, legal and professional costs.
SG&A of $3.37 billion in 2016 increased by $93 million or approximately 3% from 2015. This represents 22.0% of net sales compared to 21.4% of net sales in 2015. The increase in SG&A expenses from the prior year reflect the year one costs associated with our 19 acquisitions, as well as the impact of higher cost, and higher gross margin, models at select acquisitions. The increase in SG&A expenses as a percentage of net sales from the prior year reflect the loss of leverage due to negative comparable sales in our U.S. Automotive, Industrial, Office and Electrical/Electronic businesses. To offset these increases, we implemented enhanced cost control measures and are intensely focused on assessing the optimal cost structure in our businesses. Depreciation and amortization expense was $147 million in 2016, an increase of approximately $6 million or 4% from 2015. The provision for doubtful accounts was $12 million in 2016, a decrease of $1 million from 2015. We believe the Company is adequately reserved for bad debts at December 31, 2016.
SG&A of $3.28 billion in 2015 decreased by $37 million or approximately 1% from 2014. This represents 21.4% of net sales, and compares favorably to 21.6% of net sales in 2014. The decrease in SG&A expenses as a percentage of net sales from the prior year reflect the positive impact of our cost control measures and our management teams' focus on properly managing the Company’s expenses. Depreciation and amortization expense was $142 million in 2015, a decrease of approximately $6 million or 4% from 2014. The provision for doubtful accounts was $12 million in 2015, up from $7 million in 2014.
Total share-based compensation expense for the years ended December 31, 2016, 2015 and 2014 was $19.7 million, $17.7 million and $16.2 million, respectively. Refer to Note 5 of the Consolidated Financial Statements for further information regarding share-based compensation.
Non-Operating Expenses and Income
Non-operating expenses consist primarily of interest. Interest expense was $21 million in 2016, $22 million in 2015 and $25 million in 2014. The $1 million decrease in interest expense in 2016 reflects the more favorable interest rate on certain debt, which was renewed in November 2016. This was partially offset by new long-term debt, which commenced in July 2016. The $3 million decrease in interest expense in 2015 reflects the impact of lower outstanding debt levels during the year relative to 2014.
In “Other”, the net benefit of interest income, equity method investment income, investment dividends and noncontrolling interests in 2016 was $26 million, a $5 million increase from the prior year due to higher interest income earned in 2016 relative to 2015. These items were $21 million in 2015, an increase from $19 million in 2014. The $2 million increase from the prior year was due to higher interest income earned in 2015 relative to 2014.
Income Before Income Taxes
Income before income taxes was $1.1 billion in 2016, down 4% from 2015. As a percentage of net sales, income before income taxes was 7.0% in 2016 compared to 7.4% in 2015. In 2015, income before income taxes of $1.1 billion was up slightly from 2014 and as a percentage of net sales was 7.4% compared to 7.3% in 2014.
Automotive Group
Automotive income before income taxes as a percentage of net sales, which we refer to as operating margin, decreased to 8.8% in 2016 from 9.1% in 2015. This group's loss of expense leverage due to weak comparable sales in the U.S. was the primary factor in Automotive's decline in operating profit during the year. Looking forward, planned initiatives to grow sales, including store footprint expansion, expand gross margins and control costs are intended to improve its operating margin in the years ahead.
Automotive’s operating margin of 9.1% in 2015 was up from 8.7% in 2014. The change in gross margin and operating costs as a percentage of net sales positively impacted operating profit during the year.
Industrial Group
Industrial’s operating margin was 7.3% in 2016, which is unchanged from 2015. The steady operating margin for this group primarily reflects improved gross margins and cost savings associated with initiatives to consolidate locations during 2016. These savings were partially offset by continued pressure on operating expenses associated with the decrease in comparable sales for the year. Industrial implemented multiple initiatives to overcome the challenging sales environment and is well positioned to improve their operating margin in 2017.
Industrial’s operating margin decreased to 7.3% in 2015 from 7.8% in 2014, as the decline in sales for the year resulted in lower volume incentives, which pressured gross margins, and reduced expense leverage relative to the prior year.
Office Group
Office’s operating margin decreased to 5.9% in 2016 from 7.3% in 2015, primarily due to gross margin pressures associated with lower supplier incentives and the deleveraging of expenses due to comparable sales declines in this group's core office supplies business. Office enters 2017 intensely focused on its initiatives to further diversify its business and drive sales growth, while also driving cost savings.
Office’s operating margin decreased slightly to 7.3% in 2015 from 7.4% in 2014, primarily related to the deleveraging of expenses due to slower sales growth in the last half of 2015.
Electrical/Electronic Group
Electrical/Electronic’s operating margin decreased to 8.5% in 2016 from 9.3% in 2015, as changes in product mix pressured gross margins and operating expenses were deleveraged due to the comparable sales decrease for the year. These items were partially offset by cost savings initiatives to consolidate locations during 2016. Electrical/Electronic will continue to focus on its sales initiatives and cost controls to further improve its operating margin in 2017.
Electrical/Electronic’s operating margin increased to 9.3% in 2015 from 8.8% in 2014, primarily due to the positive impact of higher margin acquisitions, declining copper prices and effective cost management.
Income Taxes
The effective income tax rate of 36.0% in 2016 decreased from 37.2% in 2015. The decrease in rate primarily reflects the Company's lower mix of U.S. earnings in 2016, which is taxed at a higher rate relative to our foreign operations. Additionally, the more favorable retirement asset valuation adjustment in 2016 relative to 2015 resulted in the decrease in rate.
The effective income tax rate of 37.2% in 2015 increased from 36.4% in 2014. The increase in rate primarily reflects the Company's higher mix of U.S. earnings in 2015, which is taxed at a higher rate relative to our foreign operations. To a lesser extent, the less favorable retirement asset valuation adjustment in 2015 relative to 2014 impacted the increase in rate.
Net Income
Net income was $687 million in 2016, a decrease of 3% from $706 million in 2015. On a per share diluted basis, net income was $4.59 in 2016, down 1% compared to $4.63 in 2015. Net income was 4.5% of net sales in 2016 compared to 4.6% of net sales in 2015.
Net income was $706 million in 2015, a decrease of 1% from $711 million in 2014. On a per share diluted basis, net income was $4.63 in 2015, up slightly compared to $4.61 in 2014. Net income was 4.6% of net sales in each of 2015 and 2014.

FINANCIAL CONDITION
Our cash balance of $243 million at December 31, 2016 compares to our cash balance of $212 million at December 31, 2015, as discussed further below. The Company’s accounts receivable balance at December 31, 2016 increased by approximately 6% from the prior year. This compares to the Company’s 3% sales increase for the fourth quarter of 2016, and we are satisfied with the quality and collectability of our accounts receivable. Inventory at December 31, 2016 increased by approximately 7% from December 31, 2015, primarily due to acquisitions, and accounts payable increased $260 million or approximately 9% from December 31, 2015 due primarily to improved payment terms with certain suppliers.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s sources of capital consist primarily of cash flows from operations, supplemented as necessary by private issuances of debt and bank borrowings. We have $875 million of total debt outstanding at December 31, 2016, of which $50 million matures in July 2021, $250 million matures in December 2023 and $250 million matures in November 2026. In addition, the Company has an unsecured revolving line of credit with a consortium of financial institutions for $1.2 billion, of which approximately $325 million and $125 million were outstanding under the line of credit at December 31, 2016 and 2015, respectively. Currently, we believe that our cash on hand and available short-term and long-term sources of capital are sufficient to fund the Company’s operations, including working capital requirements, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, income tax obligations, dividends, share repurchases and contemplated acquisitions.
The ratio of current assets to current liabilities was 1.4 to 1 at December 31, 2016 and 2015, and our liquidity position remains solid. The Company’s total debt outstanding at December 31, 2016 increased by $250 million or 40% from December 31, 2015, due primarily to the 19 acquisitions made in 2016.
Sources and Uses of Net Cash
A summary of the Company’s consolidated statements of cash flows is as follows:

	Year Ended December 31,			Percent Change
Net Cash Provided by (Used in):	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In thousands)
Operating activities	$946,078	$1,159,373	$790,145	(18)%	47%
Investing activities	(593,999)	(263,627)	(386,715)	125%	(32)%
Financing activities	(322,406)	(806,074)	(455,440)	(60)%	77%
Net Cash Provided by Operating Activities:
The Company continues to generate cash and in 2016 net cash provided by operating activities totaled $946 million. This reflects an 18% decrease from 2015, as the collective change in trade accounts receivable, merchandise inventories and trade accounts payable represented a $123 million source of cash in 2016 compared to a $312 million source of cash in 2015. Net cash provided by operating activities was $1.2 billion in 2015, a 47% increase from 2014 due primarily to the change in trade accounts receivable, merchandise inventories and trade accounts payable, which, collectively, net to a $312 million source of cash in 2015 compared to a $34 million use of cash in 2014.
Net Cash Used in Investing Activities:
Net cash flow used in investing activities was $594 million in 2016 compared to $264 million in 2015, a 125% increase. Cash used for acquisitions of businesses and other investing activities in 2016 was $462 million, or $299 million more than in 2015. Capital expenditures of $161 million in 2016 were $51 million more than in 2015, which was at the high end of our original estimate of $140 to $160 million for the year. We estimate that cash used for capital expenditures in 2017 will be approximately $145 to $165 million. Net cash flow used in investing activities was $264 million in 2015 compared to $387 million in 2014, a decrease of 32%. Cash used for acquisitions of businesses and other investing activities in 2015 was $163 million, or $125 million less than in 2014. Capital expenditures of $110 million in 2015 were relatively unchanged from 2014, and were slightly lower than our original estimate of $125 to $145 million for the year.
Net Cash Used in Financing Activities:
The Company used $322 million of cash in financing activities in 2016, down 60% from the $806 million used in financing activities in 2015. Cash used in financing activities in 2015 was up 77% from the $455 million used in 2014. For the three years presented, net cash used in financing activities was primarily for dividends paid to shareholders and repurchases of the Company’s common stock. The Company paid dividends to shareholders of $387 million, $368 million and $347 million during 2016, 2015 and 2014, respectively. The Company expects this trend of increasing dividends to continue in the foreseeable future. During 2016, 2015 and 2014, the Company repurchased $181 million, $292 million and $96 million, respectively, of the Company’s common stock. We expect to remain active in our share repurchase program, but the amount and value of shares repurchased will vary. In 2016, net cash used in financing activities was partially offset by approximately $250 million in net proceeds from debt. In 2015, net cash used in financing activities included payments on debt of approximately $140 million net of debt proceeds.

Notes and Other Borrowings
The Company maintains a $1.2 billion unsecured revolving line of credit with a consortium of financial institutions, which matures in June 2021 with an optional one year extension and bears interest at LIBOR plus a margin, which is based on the Company’s leverage ratio (1.52% at December 31, 2016). The Company also has the option under this agreement to increase its borrowing an additional $350 million, as well as an option to decrease the borrowing capacity or terminate the facility with appropriate notice. At December 31, 2016 and 2015, approximately $325 million and $125 million were outstanding under this line of credit, respectively. Due to the workers’ compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of approximately $65 million and $63 million outstanding at December 31, 2016 and 2015, respectively.
At December 31, 2016, the Company had unsecured Senior Notes outstanding under financing arrangement as follows: $50 million series G senior unsecured notes, 2.39% fixed, due 2021; $250 million series F senior unsecured notes, 2.99% fixed, due 2023; and $250 million series H senior unsecured notes, 2.99% fixed, due 2026. These borrowings contain covenants related to a maximum debt-to-capitalization ratio and certain limitations on additional borrowings. At December 31, 2016, the Company was in compliance with all such covenants. The weighted average interest rate on the Company’s total outstanding borrowings was approximately 2.39% at December 31, 2016 and 2.76% at December 31, 2015. Total interest expense, net of interest income, for all borrowings was $19.5 million, $20.4 million and $24.2 million in 2016, 2015 and 2014, respectively.
Contractual and Other Obligations
The following table shows the Company’s approximate obligations and commitments, including interest due on credit facilities, to make future payments under specified contractual obligations as of December 31, 2016:
Contractual Obligations

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Credit facilities	$1,006,300	$341,100	$32,300	$81,800	$551,100
Operating leases	865,000	232,300	315,000	145,200	172,500
Total contractual cash obligations	$1,871,300	$573,400	$347,300	$227,000	$723,600
Due to the uncertainty of the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2016, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $17 million of unrecognized tax benefits have been excluded from the contractual obligations table above. Refer to Note 6 of the Consolidated Financial Statements for a discussion on income taxes.
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
The Company guarantees the borrowings of certain independently owned automotive parts stores (independents) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (affiliates). The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantee. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings. The following table shows the Company’s approximate commercial commitments as of December 31, 2016:

Other Commercial Commitments

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Line of credit	$—	$—	$—	$—	$—
Standby letters of credit	64,930	64,930	—	—	—
Guaranteed borrowings of independents and affiliates	431,286	126,877	179,225	125,184	—
Total commercial commitments	$496,216	$191,807	$179,225	$125,184	$—
In addition, the Company sponsors defined benefit pension plans that may obligate us to make contributions to the plans from time to time. Contributions in 2016 were $54 million. We expect to make $48 million in cash contributions to our qualified defined benefit plans in 2017, and contributions required for 2017 and future years will depend on a number of unpredictable factors including the market performance of the plans’ assets and future changes in interest rates that affect the actuarial measurement of the plans’ obligations.
Share Repurchases
In 2016, the Company repurchased approximately 2.0 million shares and the Company had remaining authority to purchase approximately 4.3 million shares at December 31, 2016.

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
Allowance for Doubtful Accounts — Methodology
The Company evaluates the collectability of trade accounts receivable based on a combination of factors. The Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and periodically adjusts this estimate when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2016, 2015 and 2014, the Company recorded provisions for doubtful accounts of approximately $11.5 million, $12.4 million, and $7.2 million, respectively.

Consideration Received from Vendors
The Company enters into agreements at the beginning of each year with many of its vendors that provide for inventory purchase incentives. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of these incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes the Company will continue to receive consideration from vendors in 2017 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future or that we will be able to achieve the specified volumes necessary to take advantage of such incentives.
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
Employee Benefit Plans
The Company’s benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of the Company’s pension plan assets. The pension plan investment strategy implemented by the Company’s management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in the U.S. and Canada, as well as fiduciary standards. The long-term primary objectives for the pension plan funds are to provide for a reasonable amount of long-term growth of capital without undue exposure to risk, protect the assets from erosion of purchasing power and provide investment results that meet or exceed the pension plans’ actuarially assumed long term rates of return. The Company’s investment strategy with respect to pension plan assets is to generate a return in excess of the passive portfolio benchmark (47% S&P 500 Index, 5% Russell Mid Cap Index, 7% Russell 2000 Index, 5% MSCI EAFE Index, 5% DJ Global Moderate Index, 3% MSCI Emerging Market Net, and 28% BarCap U.S. Govt/Credit).
We make several critical assumptions in determining our pension plan assets and liabilities and related pension income. We believe the most critical of these assumptions are the expected rate of return on plan assets and the discount rate. Other assumptions we make relate to employee demographic factors such as rate of compensation increases, mortality rates, retirement patterns and turnover rates. Refer to Note 7 of the Consolidated Financial Statements for more information regarding these assumptions.
Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2017 pension income is 7.82% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.
The discount rate is chosen as the rate at which pension obligations could be effectively settled and is based on capital market conditions as of the measurement date. We have matched the timing and duration of the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed income debt instruments to select our discount rate. Based upon this cash flow matching analysis, we selected a weighted average discount rate for the plans of 4.26% at December 31, 2016.
Net periodic benefit income for our defined benefit pension plans was $13.4 million, $5.8 million and $9.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The income associated with the pension plans in 2016, 2015 and 2014 reflects the impact of the hard freeze effective December 31, 2013. Refer to Note 7 of the Consolidated Financial Statements for more information regarding employee benefit plans.

QUARTERLY RESULTS OF OPERATIONS
The following is a summary of the quarterly results of operations for the years ended December 31, 2016 and 2015:

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(In thousands except per share data)
2016
Net sales	$3,718,267	$3,899,638	$3,941,743	$3,780,065
Gross profit	1,104,471	1,165,452	1,198,601	1,131,083
Net income	158,025	191,369	185,326	152,520
Earnings per share:
Basic	1.06	1.28	1.24	1.03
Diluted	1.05	1.28	1.24	1.02
2015
Net sales	$3,736,051	$3,940,401	$3,921,802	$3,681,790
Gross profit	1,112,819	1,178,330	1,169,225	1,095,478
Net income	161,010	195,373	188,016	161,273
Earnings per share:
Basic	1.05	1.28	1.24	1.07
Diluted	1.05	1.28	1.24	1.07
We recorded the quarterly earnings per share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share will not necessarily total the annual basic and diluted earnings per share.
The preparation of interim consolidated financial statements requires management to make estimates and assumptions for the amounts reported in the interim condensed consolidated financial statements. Specifically, the Company makes estimates and assumptions in its interim condensed consolidated financial statements for inventory adjustments, the accrual of bad debts, the accrual of insurance reserves, customer sales returns and volume incentives earned, among others. Inventory adjustments (including adjustments for a majority of inventories that are valued under the last-in, first-out (LIFO) method) are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment and LIFO valuation, which is performed each year-end. Reserves for bad debts, insurance and customer sales returns are estimated and accrued on an interim basis based upon historical experience. Volume incentives are estimated based upon cumulative and projected purchasing levels. The estimates and assumptions for interim reporting may change upon final determination at year-end, and such changes may be significant. The effect of these adjustments in 2016 and 2015 was not significant.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses.
Foreign Currency
The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposure is the Canadian dollar, the functional currency of our Canadian operations, the Australian dollar, the functional currency of our Australasian operations and, to a lesser extent, the Mexican peso, the functional currency of our Mexican operations. Foreign currency exchange exposure, particularly in regard to the Canadian and Australian dollar and, to a lesser extent, the Mexican peso, negatively impacted our results for the year ended December 31, 2016.
During 2016 and 2015, it was estimated that a 10% shift in exchange rates between those foreign functional currencies and the U.S. dollar would have impacted translated net sales by approximately $262 million and $252 million, respectively. A 15% shift in exchange rates between those functional currencies and the U.S. dollar would have impacted translated net sales by approximately $393 million in 2016 and $378 million in 2015. A 20% shift in exchange rates between those functional currencies and the U.S. dollar would have impacted translated net sales by approximately $524 million in 2016 and $504 million in 2015.

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
Management’s report on internal control over financial reporting
A report of management’s assessment of our internal control over financial reporting, as such term is defined in SEC Rule 13a-15(f), as of December 31, 2016 is set forth in a separate section of this report. See “Index to Consolidated Financial Statements and Financial Statement Schedules” beginning on page F-1.
The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting”, which is set forth in a separate section of this report. See “Index to Consolidated Financial Statements and Financial Statement Schedules” beginning on page F-1.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Thomas C. Gallagher, age 69, was appointed Executive Chairman in May 2016. Previously. Mr. Gallagher was Chief Executive Officer from August 2004 to April 2016 and has been Chairman of the Board since February 2005. Mr. Gallagher served as President of the Company from 1990 until January 2012 and Chief Operating Officer of the Company from 1990 until August 2004.
Paul D. Donahue, age 60, was appointed Chief Executive Officer of the Company in May 2016. Mr. Donahue has been President of the Company since January 2012 and a director of the Company since April 2012. Previously, Mr. Donahue served as President of the Company’s U.S. Automotive Parts Group from July 2009 to February 1, 2016. Mr. Donahue served as Executive Vice President of the Company from August 2007 until his appointment as President in 2012. Previously, Mr. Donahue was President and Chief Operating Officer of S.P. Richards Company from 2004 to 2007 and was Executive Vice President-Sales and Marketing in 2003, the year he joined the Company.
Carol B. Yancey, age 53, has been Executive Vice President and Chief Financial Officer of the Company since March 2013, and also held the additional title of Corporate Secretary of the Company up to February 2015. Ms. Yancey was Senior Vice President — Finance and Corporate Secretary from 2005 until her appointment as Executive Vice President — Finance in November 2012. Previously, Ms. Yancey was named Vice President of the Company in 1999 and Corporate Secretary in 1995.
Timothy P. Breen, age 56, was appointed President and Chief Executive Officer of Motion Industries in November 2014. Mr. Breen was President and Chief Operating Officer from 2013 until his appointment as President and Chief Executive Officer. Previously, Mr. Breen was the Executive Vice President and Chief Operating Officer from 2012 to 2013. Mr. Breen was the Senior Vice President of Motion’s U.S. Operations from 2011 to 2012 and was Senior Vice President and Group Executive from 2008 to 2011. Mr. Breen served as Vice President of Motion Industries from 2000 to 2008.
Lee A. Maher, age 61, was appointed President and Chief Operating Officer of the U.S. Automotive Parts Group in February 2016. Mr. Maher was Executive Vice President and Chief Operating Officer from 2013 until his appointment as President and Chief Operating Officer. Previously, Mr. Maher was the Executive Vice President from December 2009 to 2013. Mr. Maher served as Vice President of the U.S. Automotive Group's Midwest Division from 1998 to 2009.
James R. Neill, age 55, was appointed Senior Vice President of Human Resources of the Company in April 2014. Mr. Neill was Senior Vice President of Employee Development and HR Services from April 2013 until his appointment as Senior Vice President of Human Resources of the Company. Previously, Mr. Neill served as the Senior Vice President of Human Resources at Motion Industries from 2008 to 2013. Mr. Neill was Vice President of Human Resources at Motion from 2006 to 2007.
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

ITEM 11.    EXECUTIVE COMPENSATION.
Information required by this item is set forth under the headings “Executive Compensation”, “Additional Information Regarding Executive Compensation”, “2016 Grants of Plan-Based Awards”, “2016 Outstanding Equity Awards at Fiscal Year-End”, “2016 Option Exercises and Stock Vested”, “2016 Pension Benefits”, “2016 Nonqualified Deferred Compensation”, “Post Termination Payments and Benefits”, “Compensation, Nominating and Governance Committee Report”, “Compensation, Nominating and Governance Committee Interlocks and Insider Participation” and “Compensation of Directors” of the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Certain information required by this item is set forth below. Additional information required by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information
The following table gives information as of December 31, 2016 about the common stock that may be issued under all of the Company’s existing equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders:	3,010,146	(2)	$74.13	—
	867,920	(3)	$99.72	9,132,080	(5)
Equity Compensation Plans Not Approved by Shareholders:	91,097	(4)	n/a	908,903
Total	3,969,163		—	10,040,983

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

(2)	Genuine Parts Company 2006 Long-Term Incentive Plan

(3)	Genuine Parts Company 2015 Incentive Plan

(4)	Genuine Parts Company Directors' Deferred Compensation Plan, as amended

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
Report of independent registered public accounting firm on internal control over financial reporting
Report of independent registered public accounting firm on the financial statements
Consolidated balance sheets — December 31, 2016 and 2015
Consolidated statements of income and comprehensive income — Years ended December 31, 2016, 2015 and 2014
Consolidated statements of equity — Years ended December 31, 2016, 2015 and 2014
Consolidated statements of cash flows — Years ended December 31, 2016, 2015 and 2014
Notes to consolidated financial statements — December 31, 2016
(2)  Financial Statement Schedules
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

Exhibit 10.24*	Genuine Parts Company 2015 Incentive Plan, effective November 17, 2014. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated April 28, 2015.)

Exhibit 10.25*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, dated May 7, 2014.)

Exhibit 10.26*	Genuine Parts Company Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.27*	Genuine Parts Company Stock Appreciation Rights Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 26, 2013.)

Exhibit 10.28*	Form of Executive Officer Change in Control Agreement. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated February 26, 2015)

*	Indicates management contracts and compensatory plans and arrangements.

Exhibit 21	Subsidiaries of the Company.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1	Certification signed by Chief Executive Officer pursuant to SEC Rule 13a-14(a).
Exhibit 31.2	Certification signed by Chief Financial Officer pursuant to SEC Rule 13a-14(a).
Exhibit 32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
Exhibit 32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) the Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) the Consolidated Statements of Income and Comprehensive Income for the Years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Equity for the Years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Cash Flows for Years ended December 31, 2016, 2015 and 2014; (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text; and (vi) Financial Statement Schedule II — Valuation and Qualifying Accounts.

(b)  Exhibits
See the response to Item 15(a)(3) above.
(c)  Financial Statement Schedules
See the response to Item 15(a)(2) above.

SIGNATURES.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
GENUINE PARTS COMPANY

/s/ Paul D. Donahue	2/27/2017	/s/ Carol B. Yancey	2/27/2017
Paul D. Donahue	(Date)	Carol B. Yancey	(Date)
President and Chief Executive Officer		Executive Vice President and Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Paul D. Donahue	2/20/2017	/s/ Carol B. Yancey	2/20/2017
Paul D. Donahue	(Date)	Carol B. Yancey	(Date)
Director President and Chief Executive Officer (Principal Executive Officer)		Executive Vice President and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)

/s/ Thomas C. Gallagher	2/20/2017	/s/ Dr. Mary B. Bullock	2/20/2017
Thomas C. Gallagher	(Date)	Dr. Mary B. Bullock	(Date)
Director and Executive Chairman		Director

/s/ Elizabeth W. Camp	2/20/2017	/s/ Gary P. Fayard	2/20/2017
Elizabeth W. Camp	(Date)	Gary P. Fayard
Director		Director

/s/ John R. Holder	2/20/2017	/s/ Donna W. Hyland	2/20/2017
John R. Holder	(Date)	Donna W. Hyland	(Date)
Director		Director

/s/ John D. Johns	2/20/2017	/s/ Robert C. Loudermilk, Jr.	2/20/2017
John D. Johns	(Date)	Robert C. Loudermilk, Jr.	(Date)
Director		Director

/s/ Wendy B. Needham	2/20/2017	/s/ Jerry W. Nix	2/20/2017
Wendy B. Needham	(Date)	Jerry W. Nix	(Date)
Director		Director

/s/ Gary W. Rollins	2/20/2017	/s/ E. Jenner Wood, III	2/20/2017
Gary W. Rollins	(Date)	E. Jenner Wood, III	(Date)
Director		Director

ANNUAL REPORT ON FORM 10-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Management
Genuine Parts Company
Management’s Responsibility for the Financial Statements
We have prepared the accompanying consolidated financial statements and related information included herein for the years ended December 31, 2016, 2015, and 2014. The opinion of Ernst & Young LLP, the Company’s independent registered public accounting firm, on those consolidated financial statements is included herein. The primary responsibility for the integrity of the financial information included in this annual report rests with management. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances based on our best estimates and judgments and giving due consideration to materiality.
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
The Company’s management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.
In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.
Ernst & Young LLP has issued an audit report on the Company’s operating effectiveness of internal control over financial reporting as of December 31, 2016. This report appears on page F-3.
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

/s/ Carol B. Yancey
CAROL B. YANCEY
Executive Vice President and Chief Financial Officer
February 27, 2017

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Shareholders of Genuine Parts Company and Subsidiaries
We have audited Genuine Parts Company and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Genuine Parts Company and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting section of the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Genuine Parts Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genuine Parts Company and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016 of Genuine Parts Company and Subsidiaries and our report dated February 27, 2017 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
Atlanta, Georgia
February 27, 2017

Report of Independent Registered Public Accounting Firm on the Financial Statements
The Board of Directors and Shareholders of Genuine Parts Company and Subsidiaries
We have audited the accompanying consolidated balance sheets of Genuine Parts Company and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genuine Parts Company and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genuine Parts Company and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
Atlanta, Georgia
February 27, 2017

Genuine Parts Company and Subsidiaries
Consolidated Balance Sheets

	December 31
	2016	2015
	(In Thousands, Except Share Data and per Share Amounts)
Assets
Current assets:
Cash and cash equivalents	$242,879	$211,631
Trade accounts receivable, net	1,938,562	1,822,419
Merchandise inventories, net	3,210,320	2,999,966
Prepaid expenses and other current assets	556,670	521,300
Total current assets	5,948,431	5,555,316
Goodwill	956,153	840,582
Other intangible assets, less accumulated amortization	618,510	521,213
Deferred tax assets	132,652	118,525
Other assets	475,530	460,918
Property, plant, and equipment:
Land	92,046	85,450
Buildings, less accumulated depreciation (2016 — $292,049; 2015 — $282,804)	314,268	267,446
Machinery and equipment, less accumulated depreciation (2016 — $668,950; 2015 — $620,113)	321,810	295,321
Net property, plant, and equipment	728,124	648,217
	$8,859,400	$8,144,771
Liabilities and equity
Current liabilities:
Trade accounts payable	$3,081,111	$2,821,526
Current portion of debt	325,000	375,000
Accrued compensation	142,942	148,265
Other current liabilities	597,513	503,268
Dividends payable	97,584	92,595
Total current liabilities	4,244,150	3,940,654
Long-term debt	550,000	250,000
Pension and other post-retirement benefit liabilities	341,510	284,235
Deferred tax liabilities	48,326	50,684
Other long-term liabilities	468,058	459,956
Equity:
Preferred stock, par value $1 per share — authorized 10,000,000 shares; none issued	—	—
Common stock, par value $1 per share — authorized 450,000,000 shares; issued and outstanding 148,410,422 shares in 2016 and 150,081,474 shares in 2015	148,410	150,081
Additional paid-in capital	56,605	41,353
Accumulated other comprehensive loss	(1,013,021)	(930,618)
Retained earnings	4,001,734	3,885,751
Total parent equity	3,193,728	3,146,567
Noncontrolling interests in subsidiaries	13,628	12,675
Total equity	3,207,356	3,159,242
	$8,859,400	$8,144,771
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31
	2016	2015	2014
	(In Thousands, Except per Share Amounts)
Net sales	$15,339,713	$15,280,044	$15,341,647
Cost of goods sold	10,740,106	10,724,192	10,747,886
Gross margin	4,599,607	4,555,852	4,593,761
Operating expenses:
Selling, administrative, and other expenses	3,370,833	3,277,390	3,314,030
Depreciation and amortization	147,487	141,675	148,313
Provision for doubtful accounts	11,515	12,373	7,192
Total operating expenses	3,529,835	3,431,438	3,469,535
Non-operating (income) expenses:
Interest expense	21,084	21,662	25,088
Other	(25,652)	(20,929)	(18,601)
Total non-operating (income) expenses	(4,568)	733	6,487
Income before income taxes	1,074,340	1,123,681	1,117,739
Income taxes	387,100	418,009	406,453
Net income	$687,240	$705,672	$711,286
Basic net income per common share	$4.61	$4.65	$4.64
Diluted net income per common share	$4.59	$4.63	$4.61
Weighted average common shares outstanding	149,051	151,667	153,299
Dilutive effect of stock options and nonvested restricted stock awards	753	829	1,076
Weighted average common shares outstanding — assuming dilution	149,804	152,496	154,375

Net income	$687,240	$705,672	$711,286
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(8,957)	(207,986)	(149,379)
Pension and postretirement benefit adjustments, net of income taxes of 2016 — $50,144; 2015 — $5,335; 2014 — $112,993	(73,446)	(2,421)	(173,177)
Other comprehensive loss, net of tax	(82,403)	(210,407)	(322,556)
Comprehensive income	$604,837	$495,265	$388,730
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Equity
(In Thousands, Except Share and per Share Amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non- controlling Interests in Subsidiaries	Total Equity

	Shares	Amount
Balance at January 1, 2014	153,773,098	$153,773	$14,935	$(397,655)	$3,578,021	$3,349,074	$9,694	$3,358,768
Net income	—	—	—	—	711,286	711,286	—	711,286
Other comprehensive loss, net of tax	—	—	—	(322,556)	—	(322,556)	—	(322,556)
Cash dividends declared, $2.30 per share	—	—	—	—	(352,564)	(352,564)	—	(352,564)
Share-based awards exercised, including tax benefit of $17,766	474,800	475	(4,760)	—	—	(4,285)	—	(4,285)
Share-based compensation	—	—	16,239	—	—	16,239	—	16,239
Purchase of stock	(1,134,856)	(1,135)	—	—	(94,811)	(95,946)	—	(95,946)
Noncontrolling interest activities	—	—	—	—	—	—	1,422	1,422
Balance at December 31, 2014	153,113,042	153,113	26,414	(720,211)	3,841,932	3,301,248	11,116	3,312,364
Net income	—	—	—	—	705,672	705,672	—	705,672
Other comprehensive loss, net of tax	—	—	—	(210,407)	—	(210,407)	—	(210,407)
Cash dividends declared, $2.46 per share	—	—	—	—	(372,840)	(372,840)	—	(372,840)
Share-based awards exercised, including tax benefit of $7,024	229,958	230	(2,778)	—	—	(2,548)	—	(2,548)
Share-based compensation	—	—	17,717	—	—	17,717	—	17,717
Purchase of stock	(3,261,526)	(3,262)	—	—	(289,013)	(292,275)	—	(292,275)
Noncontrolling interest activities	—	—	—	—	—	—	1,559	1,559
Balance at December 31, 2015	150,081,474	150,081	41,353	(930,618)	3,885,751	3,146,567	12,675	3,159,242
Net income	—	—	—	—	687,240	687,240	—	687,240
Other comprehensive loss, net of tax	—	—	—	(82,403)	—	(82,403)	—	(82,403)
Cash dividends declared, $2.63 per share	—	—	—	—	(391,852)	(391,852)	—	(391,852)
Share-based awards exercised, including tax benefit of $12,021	340,703	341	(4,467)	—	—	(4,126)	—	(4,126)
Share-based compensation	—	—	19,719	—	—	19,719	—	19,719
Purchase of stock	(2,011,755)	(2,012)	—	—	(179,405)	(181,417)	—	(181,417)
Noncontrolling interest activities	—	—	—	—	—	—	953	953
Balance at December 31, 2016	148,410,422	$148,410	$56,605	$(1,013,021)	$4,001,734	$3,193,728	$13,628	$3,207,356
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31
	2016	2015	2014
	(In Thousands)
Operating activities
Net income	$687,240	$705,672	$711,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,487	141,675	148,313
Excess tax benefits from share-based compensation	(12,021)	(7,024)	(17,766)
Gain on sale of property, plant, and equipment	(15,237)	(3,189)	(3,719)
Deferred income taxes	33,226	35,544	54,319
Share-based compensation	19,719	17,717	16,239
Changes in operating assets and liabilities:
Trade accounts receivable, net	(53,544)	1,974	(225,178)
Merchandise inventories, net	(64,214)	(21,821)	(100,820)
Trade accounts payable	240,717	331,419	292,257
Other short-term assets and liabilities	37,271	967	15,616
Other long-term assets and liabilities	(74,566)	(43,561)	(100,402)
	258,838	453,701	78,859
Net cash provided by operating activities	946,078	1,159,373	790,145
Investing activities
Purchases of property, plant and equipment	(160,643)	(109,544)	(107,681)
Proceeds from sale of property, plant, and equipment	28,811	8,618	8,866
Acquisition of businesses and other investing activities	(462,167)	(162,701)	(287,900)
Net cash used in investing activities	(593,999)	(263,627)	(386,715)
Financing activities
Proceeds from debt	4,350,000	3,862,224	2,727,924
Payments on debt	(4,100,000)	(4,005,191)	(2,735,862)
Share-based awards exercised, net of taxes paid	(16,147)	(9,572)	(22,051)
Excess tax benefits from share-based compensation	12,021	7,024	17,766
Dividends paid	(386,863)	(368,284)	(347,271)
Purchase of stock	(181,417)	(292,275)	(95,946)
Net cash used in financing activities	(322,406)	(806,074)	(455,440)
Effect of exchange rate changes on cash	1,575	(15,771)	(7,153)
Net increase (decrease) in cash and cash equivalents	31,248	73,901	(59,163)
Cash and cash equivalents at beginning of year	211,631	137,730	196,893
Cash and cash equivalents at end of year	$242,879	$211,631	$137,730

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$374,865	$352,153	$408,604
Interest	$19,043	$23,687	$25,155
See accompanying notes.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

1.    Summary of Significant Accounting Policies
Business
Genuine Parts Company and all of its majority-owned subsidiaries (the Company) is a distributor of automotive replacement parts, industrial replacement parts, office products, and electrical/electronic materials. The Company serves a diverse customer base through approximately 2,670 locations in North America and Australasia and, therefore, has limited exposure from credit losses to any particular customer, region, or industry segment. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company has evaluated subsequent events through the date the financial statements were issued.
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
Trade Accounts Receivable and the Allowance for Doubtful Accounts
The Company evaluates the collectability of trade accounts receivable based on a combination of factors. The Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and periodically adjusts this estimate when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2016, 2015, and 2014, the Company recorded provisions for doubtful accounts of approximately $11,515,000, $12,373,000, and $7,192,000, respectively. At December 31, 2016 and 2015, the allowance for doubtful accounts was approximately $15,557,000 and $10,693,000, respectively.
Merchandise Inventories, Including Consideration Received From Vendors
Merchandise inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for a majority of automotive parts, electrical/electronic materials, and industrial parts, and by the first-in, first-out (FIFO) method for office products and certain other inventories. If the FIFO method had been used for all inventories, cost would have been approximately $426,760,000 and $438,510,000 higher than reported at December 31, 2016 and 2015, respectively. During 2016 and 2014, reductions in inventory levels in industrial parts inventories resulted in liquidations of LIFO inventory layers. The effect of the LIFO liquidations in 2016 and 2014 was to reduce cost of goods sold by approximately $6,000,000 and $8,000,000, respectively. There were no LIFO liquidations in 2015.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016

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
The Company enters into agreements at the beginning of each year with many of its vendors that provide for inventory purchase incentives. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of these incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes the Company will continue to receive consideration from vendors in 2017 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future.
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
The present value of future cash flows approach was used to determine any potential impairment. The Company determined that goodwill was not impaired and, therefore, no impairments were recognized for the years ended December 31, 2016, 2015, and 2014.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016

Other Assets
Other assets are comprised of the following:

	December 31
	2016	2015
	(In Thousands)
Retirement benefit assets	$6,721	$3,336
Deferred compensation benefits	29,222	28,488
Investments	28,793	28,351
Cash surrender value of life insurance policies	106,251	105,213
Customer sales returns inventories	68,160	72,814
Guarantees related to borrowings	42,000	35,000
Other long-term prepayments and receivables	194,383	187,716
Total other assets	$475,530	$460,918
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
Other Long-Term Liabilities
Other long-term liabilities are comprised of the following:

	December 31
	2016	2015
	(In Thousands)
Post-employment and other benefit/retirement liabilities	$56,723	$54,034
Insurance liabilities	37,608	33,979
Other lease obligations	39,221	37,642
Other taxes payable	16,997	15,495
Customer deposits	79,528	85,552
Guarantees related to borrowings	42,000	35,000
Other	195,981	198,254
Total other long-term liabilities	$468,058	$459,956
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
December 31, 2016

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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is comprised of the following:

	December 31
	2016	2015
	(In Thousands)
Foreign currency translation	$(403,941)	$(394,984)
Unrecognized net actuarial loss, net of tax	(611,333)	(540,018)
Unrecognized prior service credit, net of tax	2,253	4,384
Total accumulated other comprehensive loss	$(1,013,021)	$(930,618)
The following table presents the changes in accumulated other comprehensive loss by component for the years ended on December 31, 2016 and 2015:

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension Benefits	Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(In Thousands)
Beginning balance, January 1, 2015	$(532,069)	$(1,144)	$(186,998)	$(720,211)
Other comprehensive loss before reclassifications, net of tax	(25,558)	(111)	(207,986)	(233,655)
Amounts reclassified from accumulated other comprehensive loss, net of tax	23,412	(164)	—	23,248
Net current period other comprehensive loss	(2,146)	(275)	(207,986)	(210,407)
Ending balance, December 31, 2015	(534,215)	(1,419)	(394,984)	(930,618)
Other comprehensive (loss) income before reclassifications, net of tax	(92,758)	15	(8,957)	(101,700)
Amounts reclassified from accumulated other comprehensive loss, net of tax	19,505	(208)	—	19,297
Net current period other comprehensive loss	(73,253)	(193)	(8,957)	(82,403)
Ending balance, December 31, 2016	$(607,468)	$(1,612)	$(403,941)	$(1,013,021)

The accumulated other comprehensive loss components related to the pension benefits are included in the computation of net periodic benefit income in the employee benefit plans footnote.
Fair Value of Financial Instruments
The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit approximate their respective fair values based on the short-term nature of these instruments. At December 31, 2016 and 2015, the fair value of fixed rate debt was approximately $549,000,000 and $501,000,000, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. At December 31, 2016, the carrying value of fixed rate debt was $550,000,000 and is included in long-term debt in the consolidated balance sheet. At December 31, 2015, the carrying value of fixed rate debt was $500,000,000 and is included in current portion of debt and long-term debt in the consolidated balance sheet.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016

Shipping and Handling Costs
Shipping and handling costs are classified as selling, administrative and other expenses in the accompanying consolidated statements of income and comprehensive income and totaled approximately $230,000,000, $240,000,000, and $230,000,000, for the years ended December 31, 2016, 2015, and 2014, respectively.
Advertising Costs
Advertising costs are expensed as incurred and totaled $66,900,000, $75,000,000, and $71,300,000 in the years ended December 31, 2016, 2015, and 2014, respectively.
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
Net Income per Common Share
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. The computation of diluted net income per common share includes the dilutive effect of stock options, stock appreciation rights and nonvested restricted stock awards options. Options to purchase approximately 1,290,000, 1,280,000, and 610,000 shares of common stock ranging from $87 — $100 per share were outstanding at December 31, 2016, 2015, and 2014, respectively. These options were excluded from the computation of diluted net income per common share because the options’ exercise prices were greater than the average market prices of common stock in each respective year.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which will create a single, comprehensive revenue recognition model for recognizing revenue from contracts with customers. The standard is effective for interim and annual reporting periods beginning after December 15, 2017 and may be adopted either retrospectively or on a modified retrospective basis. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others.
The Company has established a cross-functional implementation team to evaluate and implement the new standard update related to the recognition of revenue from contracts with customers. The Company primarily sells goods and recognizes revenue at point of sale or delivery and this will not change under the new standard. We are completing an analysis of revenue streams at each of the business units and are evaluating the impact the new standard may have on revenue recognition. In addition, the Company is evaluating recently issued guidance on practical expedients as part of the transition decision.
Preliminarily, the Company plans to use the modified retrospective adoption method and does not believe there will be a material impact to the Company’s consolidated revenues upon adoption. The Company will continue to evaluate the impacts of the pending adoption of ASU 2014-09 and the preliminary assessments are subject to change.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model to specifically (i) modify the evaluation of whether limited partnership and similar legal entities are variable interest entities (“VIEs”), (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. ASU 2015-02 is effective for the Company's interim and annual periods beginning after December 15, 2015. The adoption of ASU 2015-02 did not have an impact on the Company’s consolidated financial statements or related disclosures.

In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which no longer requires investments that measure fair value using net asset value per share (or its equivalent) as a practical expedient to be categorized in the fair value hierarchy. ASU 2015-07 is effective for the Company's interim and annual periods beginning after December 15, 2015. The impact of the adoption of ASU 2015-07 did not have an impact on the Company’s consolidated financial statements and the presentation of investments measured at net asset value is shown in the employee benefit plans footnote.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires an entity to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, including operating leases, with a term greater than twelve months. Expanded disclosures with additional qualitative and quantitative information will also be required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard must be adopted using a modified retrospective transition. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements and related disclosures, but the Company does believe the adoption of this standard will have a significant impact on the consolidated balance sheets. As disclosed in the leased properties footnote, future minimum payments under noncancelable operating leases are approximately $865,000,000 and the Company does believe the adoption of this standard will have a significant impact on the consolidated balance sheets.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") that changes the accounting for certain aspects of share-based compensation to employees including forfeitures, employer tax withholding, and the financial statement presentation of excess tax benefits or expense. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based compensation, which prospectively reclassifies cash flows from excess tax benefits of share-based compensation currently disclosed in financing activities to operating activities in the period of adoption. The guidance will increase income tax expense volatility, as well as the Company's cash flows from operations. In addition, the Company did not elect to change shares withheld for employment income tax purposes, or the current methodology of estimating forfeitures upon adoption. The Company will adopt ASU 2016-09 January 1, 2017, and it is not expected to have a material effect on the Company’s consolidated financial statements or related disclosures.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016

2.    Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the years ended December 31, 2016 and 2015 by reportable segment, as well as other identifiable intangible assets, are summarized as follows (in thousands):

	Goodwill					Other Intangible Assets, Net
	Automotive	Industrial	Office Products	Electrical/ Electronic Materials	Total
Balance as of January 1, 2015	$599,839	$118,962	$47,608	$72,666	$839,075	$547,515
Additions	5,030	18,696	8,891	20,335	52,952	38,596
Amortization	—	—	—	—	—	(34,878)
Foreign currency translation	(49,866)	(1,579)	—	—	(51,445)	(30,020)
Balance as of December 31, 2015	555,003	136,079	56,499	93,001	840,582	521,213
Additions	56,518	36,267	25,609	901	119,295	139,982
Amortization	—	—	—	—	—	(40,870)
Foreign currency translation	(3,963)	247	(8)	—	(3,724)	(1,815)
Balance as of December 31, 2016	$607,558	$172,593	$82,100	$93,902	$956,153	$618,510
The gross carrying amounts and accumulated amortization relating to other intangible assets at December 31, 2016 and 2015 is as follows (in thousands):

	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$603,966	$(150,350)	$453,616	$494,516	$(115,636)	$378,880
Trademarks	180,416	(16,154)	164,262	153,346	(11,922)	141,424
Non-competition agreements	5,098	(4,466)	632	5,765	(4,856)	909
	$789,480	$(170,970)	$618,510	$653,627	$(132,414)	$521,213
Amortization expense for other intangible assets totaled $40,870,000, $34,878,000, and $36,867,000 for the years ended December 31, 2016, 2015, and 2014, respectively. Estimated other intangible assets amortization expense for the succeeding five years is as follows (in thousands):

2017	$42,848
2018	42,614
2019	42,110
2020	41,462
2021	41,167
$210,201

3.    Credit Facilities
The principal amounts of the Company’s borrowings subject to variable rates totaled approximately $325,000,000 and $125,000,000 at December 31, 2016 and 2015, respectively. The weighted average interest rate on the Company’s outstanding borrowings was approximately 2.39% and 2.76% at December 31, 2016 and 2015, respectively.
The Company maintains a $1,200,000,000 unsecured revolving line of credit with a consortium of financial institutions, which matures in June 2021 with an optional one year extension and bears interest at LIBOR plus a margin, which is based on the Company’s leverage ratio (1.52% at December 31, 2016). The Company also has the option under this agreement to increase its borrowing an additional $350,000,000, as well as an option to decrease the borrowing capacity or terminate the facility with appropriate notice. At December 31, 2016 and 2015, approximately $325,000,000 and $125,000,000 were outstanding under this line of credit, respectively.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016

Certain borrowings require the Company to comply with a financial covenant with respect to a maximum debt-to-capitalization ratio. At December 31, 2016, the Company was in compliance with all such covenants. Due to the workers’ compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of $64,930,000 and $62,874,000 outstanding at December 31, 2016 and 2015, respectively.
Amounts outstanding under the Company’s credit facilities consist of the following:

	December 31
	2016	2015
	(In Thousands)
Unsecured revolving line of credit, $1,200,000,000, LIBOR plus 0.75% variable	$325,000	$125,000
Unsecured term notes:
November 30, 2011, Series D and E Senior Unsecured Notes, $250,000,000, 3.35% fixed, due November 30, 2016	—	250,000
July 29, 2016, Series G Senior Unsecured Notes, $50,000,000, 2.39% fixed, due July 29, 2021	50,000	—
December 2, 2013, Series F Senior Unsecured Notes, $250,000,000, 2.99% fixed, due December 2, 2023	250,000	250,000
November 30, 2016, Series H Senior Unsecured Notes, $250,000,000, 2.99% fixed, due November 30, 2026	250,000	—
Total debt	875,000	625,000
Less debt due within one year	325,000	375,000
Long-term debt, excluding current portion	$550,000	$250,000
 Approximate maturities under the Company’s credit facilities are as follows (in thousands):

2017	$325,000
2018	—
2019	—
2020	—
2021	50,000
Thereafter	500,000
$875,000

4.    Leased Properties
Future minimum payments, by year and in the aggregate, under the noncancelable operating leases with initial or remaining terms of one year or more was approximately the following at December 31, 2016 (in thousands):

2017	$232,300
2018	182,100
2019	132,900
2020	89,700
2021	55,500
Thereafter	172,500
Total minimum lease payments	$865,000

Rental expense for operating leases was approximately $278,000,000, $254,000,000, and $233,000,000 for 2016, 2015, and 2014, respectively.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016

5.    Share-Based Compensation
At December 31, 2016, total compensation cost related to nonvested awards not yet recognized was approximately $34,600,000. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for SARs and RSUs outstanding at December 31, 2016 and 2015 was approximately $104,200,000 and $104,000,000, respectively. The aggregate intrinsic value for SARs and RSUs vested totaled approximately $62,000,000 and $65,000,000 at December 31, 2016 and 2015, respectively. At December 31, 2016, the weighted-average contractual life for outstanding and exercisable SARs and RSUs was six and five years, respectively. Share-based compensation costs of $19,719,000, $17,717,000, and $16,239,000, were recorded for the years ended December 31, 2016, 2015, and 2014, respectively. The total income tax benefits recognized in the consolidated statements of income and comprehensive income for share-based compensation arrangements were approximately $7,900,000, $7,100,000, and $6,500,000 for 2016, 2015, and 2014, respectively. There have been no modifications to valuation methodologies or methods during the years ended December 31, 2016, 2015, or 2014.
For the years ended December 31, 2016, 2015, and 2014, the fair values for SARs granted were estimated using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rate of 1.6%, 2.0%, and 2.8%; dividend yield of 2.7%, 2.6%, and 2.8%; annual historical volatility factor of the expected market price of the Company’s common stock of 19% for each of the three years; an average expected life and estimated turnover based on the historical pattern of existing grants of approximately seven years and 6.2%, respectively. The fair value of RSUs is based on the price of the Company’s stock on the date of grant. The total fair value of shares vested during the years ended December 31, 2016, 2015, and 2014 were $18,200,000, $15,200,000, and $13,800,000, respectively.
A summary of the Company’s share-based compensation activity and related information is as follows:

	2016
	Shares (1)	Weighted- Average Exercise Price (2)
	(In Thousands)
Outstanding at beginning of year	4,181	$71
Granted	894	100
Exercised	(1,045)	59
Forfeited	(152)	91
Outstanding at end of year (3)	3,878	$79
Exercisable at end of year	2,171	$70
Shares available for future grants	9,132

(1)	Shares include Restricted Stock Units (RSUs).

(2)	The weighted-average exercise price excludes RSUs.

(3)
The exercise prices for SARs outstanding as of December 31, 2016 ranged from approximately $42 to $100. The weighted-average remaining contractual life of all SARs outstanding is approximately seven years.

The weighted-average grant date fair value of SARs granted during the years 2016, 2015, and 2014 was $13.52, $13.53, and $13.77, respectively. The aggregate intrinsic value of SARs and RSUs exercised during the years ended December 31, 2016, 2015, and 2014 was $48,200,000, $30,100,000, and $65,200,000, respectively.
In 2016, the Company granted approximately 724,000 SARs and 170,000 RSUs. In 2015, the Company granted approximately 711,000 SARs and 176,000 RSUs. In 2014, the Company granted approximately 680,000 SARs and 165,000 RSUs.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016

A summary of the Company’s nonvested share awards activity is as follows:

Nonvested Share Awards (RSUs)	Shares	Weighted- Average Grant Date Fair Value
	(In Thousands)
Nonvested at January 1, 2016	433	$82
Granted	170	100
Vested	(140)	73
Forfeited	(55)	86
Nonvested at December 31, 2016	408	$92
For the years ended December 31, 2016, 2015, and 2014 approximately $12,021,000, $7,024,000, and $17,766,000, respectively, of excess tax benefits were classified as financing cash inflows.

6.    Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. As of December 31, 2016, the Company has not provided Federal income taxes on approximately $697,000,000 of undistributed earnings of its foreign subsidiaries. The Company intends to reinvest these earnings to fund expansion in these and other markets outside the U.S. Accordingly, the Company has not provided any provision for income tax expense in excess of foreign jurisdiction income tax requirements relative to such undistributed earnings in the accompanying consolidated financial statements. Due to the complexities associated with the hypothetical calculation to determine residual taxes on the undistributed earnings, including the availability of foreign tax credits, applicability of any additional local withholding tax and other indirect tax consequence that may arise due to the distribution of these earnings, the Company has concluded it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings.
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2016	2015
	(In Thousands)
Deferred tax assets related to:
Expenses not yet deducted for tax purposes	$345,195	$318,368
Pension liability not yet deducted for tax purposes	397,391	347,263
	742,586	665,631
Deferred tax liabilities related to:
Employee and retiree benefits	276,256	249,126
Inventory	141,181	147,199
Other intangible assets	120,689	111,305
Property, plant, and equipment	61,666	58,496
Other	58,468	31,664
	658,260	597,790
Net deferred tax assets	$84,326	$67,841

The components of income before income taxes are as follows:

	2016	2015	2014
	(In Thousands)
United States	$934,476	$1,004,919	$978,824
Foreign	139,864	118,762	138,915
Income before income taxes	$1,074,340	$1,123,681	$1,117,739

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016

The components of income tax expense are as follows:

	2016	2015	2014
	(In Thousands)
Current:
Federal	$284,199	$309,403	$224,591
State	41,083	45,460	43,513
Foreign	28,593	27,602	84,030
Deferred	33,225	35,544	54,319
	$387,100	$418,009	$406,453

The reasons for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

	2016	2015	2014
	(In Thousands)
Statutory rate applied to income	$376,019	$393,288	$391,209
Plus state income taxes, net of Federal tax benefit	29,211	32,295	32,646
Earnings in jurisdictions taxed at rates different from the statutory US tax rate	(18,057)	(13,684)	(3,453)
Foreign tax credit	(482)	(264)	(20,170)
Other	409	6,374	6,221
	$387,100	$418,009	$406,453
The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2012 or subject to non-United States income tax examinations for years ended prior to 2010. The Company is currently under audit in the United States and Canada. Some audits may conclude in the next twelve months and the unrecognized tax benefits recorded in relation to the audits may differ from actual settlement amounts. It is not possible to estimate the effect, if any, of the amount of such change during the next twelve months to previously recorded uncertain tax positions in connection with the audits. However, the Company does not anticipate total unrecognized tax benefits will significantly change during the year due to the settlement of audits and the expiration of statutes of limitations.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2016	2015	2014
	(In Thousands)
Balance at beginning of year	$15,815	$17,581	$47,190
Additions based on tax positions related to the current year	2,184	1,969	3,303
Additions for tax positions of prior years	1,317	61	6,415
Reductions for tax positions for prior years	(1,369)	(3,152)	(851)
Reduction for lapse in statute of limitations	(2,516)	(425)	(481)
Settlements	(241)	(219)	(37,995)
Balance at end of year	$15,190	$15,815	$17,581
The amount of gross tax effected unrecognized tax benefits, including interest and penalties, as of December 31, 2016 and 2015 was approximately $17,176,000 and $17,684,000, respectively, of which approximately $9,615,000 and $9,317,000, respectively, if recognized, would affect the effective tax rate.
During the years ended December 31, 2016, 2015, and 2014, the Company paid interest and penalties of approximately $5,000, $1,051,000, and $14,000,000, respectively. The Company had approximately $1,848,000 and $1,746,000 of accrued interest and penalties at December 31, 2016 and 2015, respectively. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016

7.    Employee Benefit Plans
The Company’s defined benefit pension plans cover employees in the U.S. and Canada who meet eligibility requirements. The plan covering U.S. employees is noncontributory. As of December 31, 2013, the Company implemented a hard freeze for the U.S. qualified defined benefit plan. Therefore, no further benefit accruals were provided after that date for additional credited service or earnings. In addition, all participants who were employed after December 31, 2013 became fully vested as of December 31, 2013. The Canadian plan is contributory and benefits are based on career average compensation. The Company’s funding policy is to contribute an amount equal to the minimum required contribution under applicable pension legislation. The Company may increase its contribution above the minimum, if appropriate to its tax and cash position and the plans’ funded position.
The Company also sponsors supplemental retirement plans covering employees in the U.S. and Canada. The Company uses a measurement date of December 31 for its pension and supplemental retirement plans.
Several assumptions are used to determine the benefit obligations, plan assets, and net periodic income. The discount rate for the pension plans is calculated using a bond matching approach to select specific bonds that would satisfy the projected benefit payments. The bond matching approach reflects the process that would be used to settle the pension obligations. The expected return on plan assets is based on a calculated market-related value of plan assets, where gains and losses on plan assets are amortized over a five year period and accumulate in other comprehensive income. Other non-investment unrecognized gains and losses are amortized in future net income based on a “corridor” approach, where the corridor is equal to 10% of the greater of the benefit obligation or the market-related value of plan assets at the beginning of the year. The unrecognized gains and losses in excess of the corridor criteria are amortized over the average future lifetime or service of plan participants, depending on the plan. These assumptions are updated at each annual measurement date.
Changes in benefit obligations for the years ended December 31, 2016 and 2015 were:

	2016	2015
	(In Thousands)
Changes in benefit obligation
Benefit obligation at beginning of year	$2,199,356	$2,352,094
Service cost	7,746	8,562
Interest cost	104,485	98,088
Plan participants’ contributions	2,585	2,838
Actuarial loss (gain)	139,851	(139,573)
Foreign currency exchange rate changes	5,449	(35,082)
Gross benefits paid	(154,676)	(87,571)
Plan amendments	2,063	—
Benefit obligation at end of year	$2,306,859	$2,199,356

The benefit obligations for the Company’s U.S. pension plans included in the above were $2,105,665,000 and $2,012,935,000 at December 31, 2016 and 2015, respectively. The total accumulated benefit obligation for the Company’s defined benefit pension plans in the U.S. and Canada was approximately $2,281,648,000 and $2,179,626,000 at December 31, 2016 and 2015, respectively.
The assumptions used to measure the pension benefit obligations for the plans at December 31, 2016 and 2015, were:

	2016	2015
Weighted-average discount rate	4.26%	4.82%
Rate of increase in future compensation levels	3.14%	3.12%

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016

Changes in plan assets for the years ended December 31, 2016 and 2015 were:

	2016	2015
	(In Thousands)
Changes in plan assets
Fair value of plan assets at beginning of year	$1,912,736	$2,021,837
Actual return on plan assets	146,022	(45,529)
Foreign currency exchange rate changes	5,172	(33,382)
Employer contributions	53,663	54,543
Plan participants’ contributions	2,585	2,838
Benefits paid	(154,676)	(87,571)
Fair value of plan assets at end of year	$1,965,502	$1,912,736
The fair values of plan assets for the Company’s U.S. pension plans included in the above were $1,760,713,000 and $1,731,368,000 at December 31, 2016 and 2015, respectively.
For the years ended December 31, 2016 and 2015, the aggregate benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets were as follows:

	2016	2015
	(In Thousands)
Aggregate benefit obligation	$2,131,550	$2,186,412
Aggregate fair value of plan assets	1,783,472	1,896,456
For the years ended December 31, 2016 and 2015, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were as follows:

	2016	2015
	(In Thousands)
Aggregate accumulated benefit obligation	$2,086,711	$2,167,216
Aggregate fair value of plan assets	1,760,713	1,896,456

The asset allocations for the Company’s funded pension plans at December 31, 2016 and 2015, and the target allocation for 2017, by asset category were:

	Target Allocation 2017	Percentage of Plan Assets at December 31
		2016	2015
Asset Category
Equity securities	71%	70%	69%
Debt securities	29%	30%	31%
	100%	100%	100%
The Company’s benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of the funds. The pension plan strategy implemented by the Company’s management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in the U.S. and Canada, as well as fiduciary standards. The long-term primary investment objectives for the pension plans are to provide for a reasonable amount of long-term growth of capital, without undue exposure to risk, protect the assets from erosion of purchasing power, and provide investment results that meet or exceed the pension plans’ actuarially assumed long-term rates of return. The Company’s investment strategy with respect to pension plan assets is to generate a return in excess of the passive portfolio benchmark (47% S&P 500

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016

Index, 5% Russell Mid Cap Index, 7% Russell 2000 Index, 5% MSCI EAFE Index, 5% DJ Global Moderate Index, 3% MSCI Emerging Market Net, and 28% BarCap U.S. Govt/Credit).
The fair values of the plan assets as of December 31, 2016 and 2015, by asset category, are shown in the tables below. Various inputs are considered when determining the value of the Company’s pension plan assets. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Level 1 represents observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 represents other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.). Level 3 represents significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments). Certain investments are measured at fair value using the net asset value ("NAV") per share as a practical expedient and have not been classified in the fair value hierarchy.
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

	2016
	Total	Assets Measured at NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Equity Securities
Common stocks — mutual funds — equity	$384,103	$114,182	$269,921	$—	$—
Genuine Parts Company common stock	192,841	—	192,841	—	—
Other stocks	793,101	—	793,007	—	94

Debt Securities
Short-term investments	55,607	—	55,607	—	—
Cash and equivalents	15,995	—	15,995	—	—
Government bonds	157,303	—	102,468	54,835	—
Corporate bonds	192,457	—	—	192,457	—
Asset-backed and mortgage–backed securities	8,872	—	—	8,872	—
Convertible securities	216	—	—	216	—
Other-international	24,613	—	20,868	3,745	—
Municipal bonds	9,272	—	—	9,272	—
Mutual funds—fixed income	128,367	82,394	—	45,973	—

Other
Cash surrender value of life insurance policies	2,755	—	—	—	2,755
Total	$1,965,502	$196,576	$1,450,707	$315,370	$2,849

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016

	2015
	Total	Assets Measured at NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Equity Securities
Common stocks — mutual funds — equity	$349,852	$107,441	$242,411	$—	$—
Genuine Parts Company common stock	173,363	—	173,363	—	—
Other stocks	793,229	—	792,624	—	605

Debt Securities
Short-term investments	46,195	—	46,195	—	—
Cash and equivalents	2,978	—	2,978	—	—
Government bonds	193,436	—	109,559	83,877	—
Corporate bonds	172,119	—	—	172,119	—
Asset-backed and mortgage–backed securities	27,510	—	—	27,510	—
Convertible securities	434	—	—	434	—
Other-international	21,137	—	20,785	352	—
Municipal bonds	5,857	—	—	5,857	—
Mutual funds—fixed income	123,895	83,241	—	40,654	—

Other
Cash surrender value of life insurance policies	2,731	—	—	—	2,731
Total	$1,912,736	$190,682	$1,387,915	$330,803	$3,336

Equity securities include Genuine Parts Company common stock in the amounts of $192,841,000 (10% of total plan assets) and $173,363,000 (9% of total plan assets) at December 31, 2016 and 2015, respectively. Dividend payments received by the plan on Company stock totaled approximately $5,308,000 and $4,965,000 in 2016 and 2015, respectively. Fees paid during the year for services rendered by parties in interest were based on customary and reasonable rates for such services.
The changes in the fair value measurement of plan assets using significant unobservable inputs (Level 3) during 2016 and 2015 were not material.
Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2017 pension income is 7.82% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.
The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31:

	2016	2015
	(In Thousands)
Other long-term asset	$6,721	$3,336
Other current liability	(8,206)	(7,432)
Pension and other post-retirement liabilities	(339,872)	(282,524)
	$(341,357)	$(286,620)

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016

Amounts recognized in accumulated other comprehensive loss consist of:

	2016	2015
	(In Thousands)
Net actuarial loss	$1,003,247	$882,464
Prior service cost (credit)	672	(1,814)
	$1,003,919	$880,650
The following table reflects the total benefits expected to be paid from the pension plans’ or the Company’s assets. Of the pension benefits expected to be paid in 2017, approximately $8,206,000 is expected to be paid from employer assets. Expected employer contributions below reflect amounts expected to be contributed to funded plans. Information about the expected cash flows for the pension plans follows (in thousands):

Employer contribution
2017 (expected)	$48,000
Expected benefit payments:
2017	$109,000
2018	116,000
2019	122,000
2020	127,000
2021	133,000
2022 through 2026	721,000
Net periodic benefit income included the following components:

	2016	2015	2014
	(In Thousands)
Service cost	$7,746	$8,562	$7,824
Interest cost	104,485	98,088	102,465
Expected return on plan assets	(156,832)	(150,130)	(144,746)
Amortization of prior service credit	(432)	(565)	(1,890)
Amortization of actuarial loss	31,641	38,197	26,791
Net periodic benefit income	$(13,392)	$(5,848)	$(9,556)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	2016	2015	2014
	(In Thousands)
Current year actuarial loss	$152,415	$44,930	$312,011
Recognition of actuarial loss	(31,641)	(38,197)	(26,791)
Current year prior service cost	2,063	—	—
Recognition of prior service credit	432	565	638
Total recognized in other comprehensive income (loss)	$123,269	$7,298	$285,858
Total recognized in net periodic benefit income and other comprehensive income (loss)	$109,877	$1,450	$276,303

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit income in 2017 are as follows in thousands:

Actuarial loss	$37,870
Prior service credit	(349)
Total	$37,521
The assumptions used in measuring the net periodic benefit income for the plans follow:

	2016	2015	2014
Weighted average discount rate	4.82%	4.26%	5.10%
Rate of increase in future compensation levels	3.12%	3.07%	3.04%
Expected long-term rate of return on plan assets	7.83%	7.85%	7.85%
Prior to 2014, the Company had two defined contribution plans that covered substantially all of its domestic employees. The Company’s matching contributions were determined based on the employee’s participation in the U.S. pension plan. Prior to 2014, U.S. pension plan participants who continued earning credited service after 2008 received a matching contribution of 20% of the first 6% of the employee’s salary. Other employees received a matching contribution of 100% of the first 5% of the employee’s salary. The two plans were merged effective January 1, 2014. Beginning in 2014, all employees receive a matching contribution of 100% of the first 5% of the employees’ salary. Total plan expense was approximately $56,975,000 in 2016, $55,066,000 in 2015, and $53,351,000 in 2014.

8.    Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores (independents) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (affiliates). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the independent. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entity’s economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantee. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At December 31, 2016, the Company was in compliance with all such covenants.
At December 31, 2016, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $431,286,000. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
The Company has recognized certain assets and liabilities amounting to $42,000,000 and $35,000,000 for the guarantees related to the independents’ and affiliates’ borrowings at December 31, 2016 and 2015, respectively. These assets and liabilities are included in other assets and other long-term liabilities in the consolidated balance sheets.

9.    Acquisitions
The Company acquired several companies for approximately $420,000,000, $140,000,000, and $270,000,000, net of cash acquired, during the years ended December 31, 2016, 2015, and 2014, respectively. These acquisitions are considered individually immaterial, as well as immaterial in the aggregate.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016

2016
A significant portion of the acquisitions made in 2016 included eleven companies in the Automotive Parts Group, five companies in the Industrial Group, two companies in the Office Products Group, and one company in the Electrical/Electronic Materials Group. The purchase price for these nineteen acquisitions was approximately $370,000,000, net of cash acquired.
Automotive Parts Group
The eleven Automotive Parts Group acquisitions generate annual revenues of approximately $235,000,000. In February and July, 2016, the Company acquired two import automotive parts businesses, Olympus and Auto-Camping, respectively. Olympus operates six locations in the U.S. and Auto-Camping operates twenty locations in Canada. In March 2016, the Company acquired Covs Parts, a distributor of original equipment and aftermarket automotive parts, mining and industrial consumable and truck products, with twenty-one locations across Western Australia. In May 2016, the Company acquired Global Parts with six U.S. heavy vehicle parts locations.  The Company acquired AMX, an aftermarket motorcycle parts retailer, and ASL, an automotive aftermarket parts distributor, in June and September 2016, respectively.  AMX operates four stores in Australia and ASL operates 15 branches in New Zealand.  The Company also acquired various automotive store groups in the U.S. and Australasia regions in 2016.
Industrial Group
The five Industrial Group acquisitions generate annual revenues of approximately $170,000,000. In March 2016, the Company acquired two industrial distribution companies, Epperson and Company and Missouri Power Transmission, with three and fifteen locations, respectively. In April 2016, the Company acquired Colmar Belting Company, a distributor of belting, bearing and power transmission products. In August 2016, the Company acquired OBBCO, a distributor of industrial safety supplies. In October 2016, the Company acquired Braas Company, a distributor of products and services for industrial automation and control, with eight locations.
Office Products Group
The two Office Products Group acquisitions generate annual revenues of approximately $200,000,000. In June 2016, the Company acquired The Safety Zone, a direct importer and distributor of supplies and devices for safety, janitorial, medical, food service and food processing application. The Safety Zone has eight distribution centers in the U.S. and one distribution center in Canada. In July 2016, the Company acquired certain assets within the janitorial and sanitation business of Rochester Midland Corporation.
Electrical/Electronic Materials Group
The Electrical/Electronic Materials Group acquisition generates annual revenues of approximately $12,000,000. In October 2016, the Company acquired Communications Products and Services, a distributor of plant product solutions.

Net sales from these nineteen acquisitions included in the Company's consolidated statement of income and comprehensive income at December 31, 2016 were approximately $350,000,000.
2015 and 2014
A significant portion of the 2015 companies acquired included one company in the Electrical/Electronic Materials Group, three companies in the Office Products Group, four companies in the Industrial Group, and five store groups in the Automotive Parts Group for approximately $120,000,000, net of cash acquired. A significant portion of the 2014 companies acquired included two companies each in the Automotive Parts Group, Office Products Group, and Electrical/Electronic Materials Group and one company in the Industrial Group for approximately $260,000,000, net of cash acquired.
For each acquisition, the Company allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s consolidated statements of income and comprehensive income beginning on their respective acquisition dates. The Company recorded approximately $260,000,000, $90,000,000 and $200,000,000 of goodwill and other intangible assets associated with the 2016, 2015, and 2014 acquisitions, respectively.
For the 2016 acquisitions, other intangible assets acquired consisted of customer relationships of $112,000,000 and trademarks of $28,000,000 with weighted average amortization lives of 17 and 35 years, respectively. For the 2015 acquisitions, other intangible assets acquired consisted of customer relationships of $39,000,000 with weighted average amortization lives of 15 years. For the 2014 acquisitions, other intangible assets acquired consisted of customer relationships of $82,000,000 and trademarks of $28,000,000 with weighted average amortization lives of 18 and 40 years, respectively.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016

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
Inter-segment sales are not significant. Operating profit for each industry segment is calculated as net sales less operating expenses excluding general corporate expenses, interest expense, and equity in income from investees, amortization, and noncontrolling interests. Approximately $139,900,000, $118,800,000 and $138,900,000 of income before income taxes was generated in jurisdictions outside the United States for the years ended December 31, 2016, 2015, and 2014, respectively. Net sales and net property, plant and equipment by country relate directly to the Company’s operations in the respective country. Corporate assets are principally cash and cash equivalents and headquarters’ facilities and equipment.
For management purposes, net sales by segment exclude the effect of certain discounts, incentives, and freight billed to customers. The line item “other” represents the net effect of the discounts, incentives, and freight billed to customers that are reported as a component of net sales in the Company’s consolidated statements of income and comprehensive income.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016

	2016	2015	2014	2013	2012
	(In Thousands)
Net sales:
Automotive	$8,111,511	$8,015,098	$8,096,877	$7,489,186	$6,320,882
Industrial	4,634,212	4,646,689	4,771,080	4,429,976	4,453,574
Office products	1,969,405	1,937,629	1,802,754	1,638,618	1,686,690
Electrical/electronic materials	715,650	750,770	739,119	568,872	582,820
Other	(91,065)	(70,142)	(68,183)	(48,809)	(30,098)
Total net sales	$15,339,713	$15,280,044	$15,341,647	$14,077,843	$13,013,868
Operating profit:
Automotive	$715,154	$729,152	$700,386	$641,492	$540,678
Industrial	336,608	339,180	370,043	320,720	352,119
Office products	117,035	140,866	133,727	122,492	134,441
Electrical/electronic materials	60,539	70,151	64,884	47,584	50,910
Total operating profit	1,229,336	1,279,349	1,269,040	1,132,288	1,078,148
Interest expense, net	(19,525)	(20,354)	(24,192)	(24,330)	(19,619)
Corporate expense	(94,601)	(100,436)	(90,242)	(34,667)	(26,606)
Intangible asset amortization	(40,870)	(34,878)	(36,867)	(28,987)	(12,991)
Income before income taxes	$1,074,340	$1,123,681	$1,117,739	$1,044,304	$1,018,932
Assets:
Automotive	$4,601,150	$4,293,290	$4,275,298	$4,009,244	$3,411,252
Industrial	1,292,063	1,143,952	1,224,735	1,162,697	1,130,877
Office products	907,119	831,546	835,592	708,944	731,564
Electrical/electronic materials	203,334	191,866	196,400	156,780	137,237
Corporate	281,071	322,323	327,623	353,276	898,292
Goodwill and other intangible assets	1,574,663	1,361,794	1,386,590	1,289,356	497,839
Total assets	$8,859,400	$8,144,771	$8,246,238	$7,680,297	$6,807,061

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016

	2016	2015	2014	2013	2012
	(In Thousands)
Depreciation and amortization:
Automotive	$65,372	$70,112	$77,645	$76,238	$60,630
Industrial	10,371	9,960	9,906	8,751	8,307
Office products	11,398	10,922	10,728	10,166	10,837
Electrical/electronic materials	2,967	2,933	2,658	1,904	1,733
Corporate	16,509	12,870	10,509	7,911	3,885
Intangible asset amortization	40,870	34,878	36,867	28,987	12,991
Total depreciation and amortization	$147,487	$141,675	$148,313	$133,957	$98,383
Capital expenditures:
Automotive	$73,339	$77,504	$78,537	$97,735	$67,482
Industrial	27,383	13,998	12,442	8,808	13,015
Office products	12,072	12,323	11,135	9,297	16,013
Electrical/electronic materials	5,710	2,824	3,003	1,730	1,029
Corporate	42,139	2,895	2,564	6,493	4,448
Total capital expenditures	$160,643	$109,544	$107,681	$124,063	$101,987
Net sales:
United States	$12,822,320	$12,843,078	$12,565,329	$11,594,713	$11,299,291
Canada	1,390,979	1,395,695	1,583,075	1,560,799	1,616,921
Australasia	1,104,511	992,064	1,133,620	839,353	—
Mexico	112,968	119,349	127,806	131,787	127,754
Other	(91,065)	(70,142)	(68,183)	(48,809)	(30,098)
Total net sales	$15,339,713	$15,280,044	$15,341,647	$14,077,843	$13,013,868
Net property, plant, and equipment:
United States	$561,164	$495,073	$495,452	$503,882	$466,473
Canada	81,260	79,023	98,939	99,135	93,496
Australasia	79,413	65,289	65,707	60,614	—
Mexico	6,287	8,832	10,004	6,430	6,396
Total net property, plant, and equipment	$728,124	$648,217	$670,102	$670,061	$566,365

Annual Report on Form 10-K
Item 15(a)
Financial Statement Schedule II — Valuation and Qualifying Accounts
Genuine Parts Company and Subsidiaries

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year ended December 31, 2014:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$14,423,000	$7,192,000	$(9,779,000)	$11,836,000
Year ended December 31, 2015:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$11,836,000	$12,373,000	$(13,516,000)	$10,693,000
Year ended December 31, 2016:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$10,693,000	$11,515,000	$(6,651,000)	$15,557,000

(1)	Doubtful accounts written off, net of recoveries.

ANNUAL REPORT ON FORM 10-K
INDEX OF EXHIBITS
The following exhibits are filed (or furnished, if so indicated) herewith as a part of this Report:

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.
The following exhibits are incorporated by reference as set forth in Item 15 of this Form 10-K:

— 3.1	Amended and Restated Articles of Incorporation of the Company, amended April 23, 2007.

— 3.2	By-Laws of the Company as amended and restated November 18, 2013.

— 4.2	Specimen Common Stock Certificate.
Instruments with respect to long-term debt where the total amount of securities authorized there under does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

— 10.1*	The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993.

— 10.2*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996.

— 10.3*	Amendment No. 2 to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999.

— 10.4*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001.

— 10.5*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003.

— 10.6*	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 28, 2005, effective January 1, 2006.

— 10.7*	Amendment No. 6 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2007, effective January 1, 2008.

— 10.8*	Amendment No. 7 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 16, 2010, effective January 1, 2011.

— 10.9*	Amendment No. 8 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 7, 2012, effective December 7, 2012.

— 10.10*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996.

— 10.11*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999.

— 10.12*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009.

— 10.13*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated August 16, 2010, effective August 16, 2010.

— 10.14*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated November 16, 2010, effective January 1, 2011.

— 10.15*	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated December 7, 2012, effective December 31, 2013.

— 10.16*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003.

— 10.17*	Amendment No. 1 to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated November 19, 2007, effective January 1, 2008.

— 10.18*	Amendment No. 2 to the Genuine Parts Company Director’s Deferred Compensation Plan, dated December 7, 2012, effective December 7, 2012

— 10.19*	Description of Director Compensation.

— 10.20*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001.

— 10.21*	Genuine Parts Company 2006 Long-Term Incentive Plan, effective April 17, 2006.

— 10.22*	Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006.

— 10.23*	Amendment No. 2 to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 19, 2007, effective November 19, 2007.

— 10.24*	Genuine Parts Company 2015 Incentive Plan, effective November 17, 2014.

— 10.25*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement.

— 10.26*	Genuine Parts Company Restricted Stock Unit Award Agreement.

— 10.27*	Genuine Parts Company Stock Appreciation Rights Agreement.

— 10.28*	Form of Executive Officer Change in Control Agreement.

*	Indicates management contracts and compensatory plans and arrangements.