Form 10-Q
period 2017-03-31
GENUINE PARTS CO
filed 2017-04-25
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2017
Common Stock, $1.00 par value per share	147,394,019 Shares

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$177,917	$242,879
Trade accounts receivable, less allowance for doubtful accounts (2017 – $17,023; 2016 – $15,557)	2,084,871	1,938,562
Merchandise inventories, net	3,287,042	3,210,320
Prepaid expenses and other current assets	644,232	556,670
TOTAL CURRENT ASSETS	6,194,062	5,948,431
Goodwill	985,355	956,153
Other intangible assets, less accumulated amortization	623,111	618,510
Deferred tax assets	129,539	132,652
Other assets	497,553	475,530
Property, plant and equipment, less accumulated depreciation (2017 – $981,901; 2016 – $960,999)	737,206	728,124
TOTAL ASSETS	$9,166,826	$8,859,400
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$3,230,985	$3,081,111
Current portion of debt	475,000	325,000
Dividends payable	99,824	97,584
Income taxes payable	65,270	6,354
Other current liabilities	708,754	734,101
TOTAL CURRENT LIABILITIES	4,579,833	4,244,150
Long-term debt	550,000	550,000
Pension and other post–retirement benefit liabilities	287,589	341,510
Deferred tax liabilities	49,328	48,326
Other long-term liabilities	467,732	468,058
EQUITY:
Preferred stock, par value – $1 per share
Authorized – 10,000,000 shares; none issued	-0-	-0-
Common stock, par value – $1 per share
Authorized – 450,000,000 shares; issued and outstanding – 2017 – 147,394,019 shares; 2016 – 148,410,422 shares	147,394	148,410
Additional paid-in capital	57,664	56,605
Retained earnings	3,964,184	4,001,734
Accumulated other comprehensive loss	(950,269)	(1,013,021)
TOTAL PARENT EQUITY	3,218,973	3,193,728
Noncontrolling interests in subsidiaries	13,371	13,628
TOTAL EQUITY	3,232,344	3,207,356
TOTAL LIABILITIES AND EQUITY	$9,166,826	$8,859,400
See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2017	2016
	(unaudited) (in thousands, except per share data)
Net sales	$3,905,641	$3,718,267
Cost of goods sold	2,749,920	2,613,796
Gross profit	1,155,721	1,104,471
Operating expenses:
Selling, administrative and other expenses	873,814	823,172
Depreciation and amortization	38,132	34,654
	911,946	857,826

Income before income taxes	243,775	246,645
Income taxes	83,615	88,620
Net income	$160,160	$158,025
Basic net income per common share	$1.08	$1.06
Diluted net income per common share	$1.08	$1.05
Dividends declared per common share	$0.675	$0.658
Weighted average common shares outstanding	148,154	149,593
Dilutive effect of stock options and non-vested restricted stock awards	634	749
Weighted average common shares outstanding – assuming dilution	148,788	150,342
Comprehensive income	$222,912	$226,124
See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(unaudited) (in thousands)
OPERATING ACTIVITIES:
Net income	$160,160	$158,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,132	34,654
Share-based compensation	2,717	4,249
Excess tax benefits from share-based compensation	(1,546)	(5,144)
Changes in operating assets and liabilities	(97,643)	(56,739)
NET CASH PROVIDED BY OPERATING ACTIVITIES	101,820	135,045
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,806)	(11,670)
Acquisitions and other investing activities	(106,236)	(73,625)
NET CASH USED IN INVESTING ACTIVITIES	(131,042)	(85,295)
FINANCING ACTIVITIES:
Proceeds from debt	1,005,000	975,000
Payments on debt	(855,000)	(900,000)
Share-based awards exercised, net of taxes paid	(1,624)	(5,586)
Excess tax benefits from share-based compensation	—	5,144
Dividends paid	(97,584)	(92,596)
Purchases of stock	(91,984)	(46,431)
NET CASH USED IN FINANCING ACTIVITIES	(41,192)	(64,469)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,452	8,223
NET DECREASE IN CASH AND CASH EQUIVALENTS	(64,962)	(6,496)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	242,879	211,631
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$177,917	$205,135
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company”) for the year ended December 31, 2016. Accordingly, the unaudited interim condensed consolidated financial statements and related disclosures herein should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K.
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
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements covered by this quarterly report were issued.
Note B – Segment Information

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net sales:
Automotive	$1,998,383	$1,932,178
Industrial	1,232,082	1,152,627
Office products	519,005	476,654
Electrical/electronic materials	184,417	175,847
Other	(28,246)	(19,039)
Total net sales	$3,905,641	$3,718,267
Operating profit:
Automotive	$151,757	$153,710
Industrial	90,374	81,833
Office products	31,119	34,204
Electrical/electronic materials	13,635	14,841
Total operating profit	286,885	284,588
Interest expense, net	(6,174)	(4,822)
Other intangible assets amortization	(10,806)	(8,760)
Other, net	(26,130)	(24,361)
Income before income taxes	$243,775	$246,645

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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income	$160,160	$158,025
Other comprehensive income (loss):
Foreign currency translation	57,020	63,366
Pension and other post-retirement benefit adjustments:
Recognition of prior service credit, net of tax	(212)	(222)
Recognition of actuarial loss, net of tax	5,944	4,955
Total other comprehensive income (loss)	62,752	68,099
Comprehensive income	$222,912	$226,124
The following tables present the changes in accumulated other comprehensive loss by component for the three months ended March 31:

	2017
	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1	$(609,080)	$(403,941)	$(1,013,021)
Other comprehensive income before reclassifications, net of tax	—	57,020	57,020
Amounts reclassified from accumulated other comprehensive loss, net of tax	5,732	—	5,732
Net current period other comprehensive income	5,732	57,020	62,752
Ending balance, March 31	$(603,348)	$(346,921)	$(950,269)

	2016
	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1	$(535,634)	$(394,984)	$(930,618)
Other comprehensive income before reclassifications, net of tax	—	63,366	63,366
Amounts reclassified from accumulated other comprehensive loss, net of tax	4,733	—	4,733
Net current period other comprehensive income	4,733	63,366	68,099
Ending balance, March 31	$(530,901)	$(331,618)	$(862,519)
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
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring first-in, first-out and average cost inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (“NRV”), and NRV less an approximately normal profit margin. ASU 2015-11 replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. The Company adopted ASU 2015-11 on January 1, 2017 and it did not have a material impact to the Company's condensed consolidated financial statements for the three months ended March 31, 2017 and it will not have a material impact on the annual consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires an entity to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, including operating leases, with a term greater than twelve months. Expanded disclosures with additional qualitative and quantitative information will also be required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard must be adopted using a modified retrospective transition. The Company is currently evaluating the impact of ASU 2016-02 on its condensed consolidated financial statements and related disclosures. As disclosed in the leased properties footnote in the 2016 Annual Report on Form 10-K, the future minimum payments under noncancelable operating leases are approximately $865.0 million and the Company does believe the adoption of this standard will have a significant impact on the consolidated balance sheets.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") that changes the accounting for certain aspects of share-based compensation to employees including forfeitures, employer tax withholding, and the financial statement presentation of excess tax benefits or expense. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based compensation, which prospectively reclassifies cash flows from excess tax benefits of share-based compensation currently disclosed in financing activities to operating activities in the period of adoption. The guidance will increase income tax expense volatility, as well as the Company's cash flows from operations. In addition, the Company did not elect to change shares withheld for employment income tax purposes, or the current methodology of estimating forfeitures upon adoption. The Company adopted ASU 2016-09 on January 1, 2017 on a prospective basis. The adoption of ASU 2016-09 did not have a material impact to the Company's condensed consolidated financial statements for the three months ended March 31, 2017 and it is not expected to have a material impact on the annual consolidated financial statements or related disclosures.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715), which requires an entity to report the service cost component of net periodic benefit cost in the same line item as other compensation costs (selling, administrative and other expenses), and the remaining components in non-operating expense in the consolidated statement of income and comprehensive income. This standard is effective for interim and annual reporting periods beginning after December 15, 2017 and earl

y adoption is permitted. The Company will adopt ASU 2017-07 on January 1, 2018 and it is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
Note E – Share-Based Compensation
As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in its 2016 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At March 31, 2017, total compensation cost related to nonvested awards not yet recognized was approximately $24.3 million, as compared to $34.6 million at December 31, 2016. The weighted-average period over which this compensation cost is expected to be recognized is approximately two years. The aggregate intrinsic value for SARs and RSUs outstanding at March 31, 2017 was approximately $82.5 million. At March 31, 2017, the aggregate intrinsic value for SARs and RSUs vested totaled approximately $50.9 million, and the weighted-average contractual lives for outstanding and exercisable SARs and RSUs were approximately six and five years, respectively. For the three months ended March 31, 2017, $2.7 million of share-based compensation cost was recorded, as compared to $4.2 million for the same period in the prior year.

Options to purchase approximately 1.3 million shares of common stock were outstanding but excluded from the computation of diluted earnings per share for the three month period ended March 31, 2017, unchanged from the same period of the prior year. These options were excluded from the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of the common stock. On April 3, 2017, the Company granted approximately 742,000 SARs and 166,000 RSUs.
Note F – Employee Benefit Plans

Net periodic benefit income for the pension plans included the following components for the three months ended March 31:

	Pension Benefits
	2017	2016
	(in thousands)
Service cost	$2,157	$2,027
Interest cost	24,132	26,091
Expected return on plan assets	(39,733)	(39,138)
Amortization of prior service credit	(88)	(108)
Amortization of actuarial loss	9,485	7,795
Net periodic benefit income	$(4,047)	$(3,333)

Pension benefits also include amounts related to a supplemental retirement plan. During the three months ended March 31, 2017, the Company made a $38.7 million contribution to the pension plan.
Note G – Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantees. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional init iatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At March 31, 2017, the Company was in compliance with all such covenants.
At March 31, 2017, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $447.7 million. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantees. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
As of March 31, 2017, the Company has recognized certain assets and liabilities amounting to $44.0 million each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets.
Note H – Fair Value of Financial Instruments
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit approximate their respective fair values based on the short-term nature of these instruments. At March 31, 2017, the carrying value and the fair value of fixed rate debt were approximately $550.0 million and $551.7 million, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. The carrying value of fixed rate debt of $550.0 million is included in long-term debt in the accompanying condensed consolidated balance sheets.
Note I – Legal Matters
On April 17, 2017, a jury awarded damages against the Company of $81.5 million in a litigated automotive product liability dispute. The Company believes the verdict is not supported by the facts or the law and is contrary to the Company’s role in the automotive parts industry. The Company intends to challenge the verdict through post-trial motions and, if necessary, on appeal to a higher court. The awarded damages are before offsets from previous settlements and potential bankruptcy trust claims, which are not currently known as a result of the judicial process, but are expected to reduce the initial awarded damages. At the time of the filing of these financial statements, based upon the Company’s legal defenses, insurance coverage, and reserves, the Company does not believe this matter will have a material impact to the condensed consolidated financial statements; however, this assessment may change as additional facts are known and the judicial process progresses.
Note J – Acquisitions
Effective April 3, 2017, the Company acquired a 35% investment in the Inenco Group for approximately $70 million from Conbear Holdings Pty Limited ("Conbear"). The acquisition was funded with the Company’s cash on hand and the funds were in escrow as of March 31, 2017. The funds are classified as prepaid expenses and other current assets in the condensed consolidated balance sheet and acquisition and other investing activities on the condensed consolidated statement of cash flows. The Inenco Group, which is headquartered in Sydney, Australia, is an industrial distributor of bearings, power transmissions, and seals in Australasia, with annual revenues of approximately $325 million and 161 locations across Australia and New Zealand, as well as an emerging presence in Asia.
The Company and Conbear both have an option to acquire or sell, respectively, the remaining 65% of Inenco at a later date contingent upon certain conditions being satisfied. However, there can be no guarantee that such conditions will be met or, if they are met, whether either company would exercise its option.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements

Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission ("SEC") or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, the Company’s ability to successfully implement its business initiatives in each of its four business segments; slowing demand for the Company’s products; changes in legislation or government regulations or policies; changes in general economic conditions, including, unemployment, inflation or deflation; changes in tax policies; volatile exchange rates; high energy costs; uncertain credit markets and other macro-economic conditions; competitive product, service and pricing pressures; the ability to maintain favorable vendor arrangements and relationships; disruptions in our vendors’ operations; the Company’s ability to successfully integrate its acquired businesses; the uncertainties and costs of litigation; disruptions caused by a failure or breach of the Company’s information systems, as well as other risks and uncertainties discussed in the Company’s Annual Report on Form 10-K for 2016 and from time to time in the Company’s subsequent filings with the SEC.

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent reports on Forms 10-K, 10-Q, 8-K and other reports to the SEC.
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the three months ended March 31, 2017, business was conducted throughout the United States, Canada, Australia, New Zealand, Mexico and Puerto Rico from approximately 2,670 locations.

Sales for the three months ended March 31, 2017 were $3.91 billion, a 5% increase as compared to $3.72 billion in the same period of the prior year. For the three months ended March 31, 2017, the Company recorded consolidated net income of $160.2 million, an increase of 1% as compared to consolidated net income of $158.0 million in the same three month period of the prior year.
The Company continues to focus on a variety of initiatives to facilitate continued growth including strategic acquisitions, the introduction of new and expanded product lines, geographic expansion, sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives.
Sales
Sales for the three months ended March 31, 2017 were $3.91 billion, a 5% increase as compared to $3.72 billion in the same period of the prior year. Acquisitions and foreign currency were an approximate 4% and 1% positive net impact in the three month period ended March 31, 2017, respectively.

Sales for the Automotive Parts Group increased 3% in the first quarter of 2017, as compared to the same period in the prior year. This group’s revenue increase for the three months ended March 31, 2017 consisted of an approximate 2% benefit from acquisitions, and a positive 1% net impact of foreign currency associated with the sales from our businesses throughout Australia, Canada and Mexico. We anticipate the Company’s initiatives to drive organic growth will positively benefit the Automotive Parts Group through increased sales in the quarters ahead. Additionally, we anticipate acquisitions to further supplement sales growth for this group.

The Industrial Products Group’s sales increased by approximately 7% for the three month period ended March 31, 2017, as compared to the same period in 2016. The increase in this group’s revenues reflects a 3% increase in organic sales, an approximate 3.5% accretive impact of acquisitions and a slight positive impact of foreign currency. This group has multiple initiatives in place to help us grow our market share through organic growth and acquisitions in the quarters ahead.

Sales for the Office Products Group increased approximately 9% for the three months ended March 31, 2017, primarily due to an approximate 11.5% accretive impact from acquisitions, which was partially offset by a 2.5% decrease in organic sales, as compared to the same three month period in 2016. We expect our internal sales initiatives, including the positive impact of ongoing acquisitions, to support revenue growth for this group in the quarters ahead.

Sales for the Electrical/Electronic Materials Group increased 5% for the three months ended March 31, 2017, as compared to the same period in 2016, and reflect an approximate 2.5% increase in organic sales, a 1% positive impact of copper pricing, and an approximate 1.5% accretive impact of the Company’s acquisitions. We expect our focused growth initiatives, including acquisitions, to enable this group to report ongoing revenue growth in the quarters ahead.

For the three month period ended March 31, 2017, industry pricing was slightly deflationary in the Automotive segment and increased less than 0.5% in the Industrial, Office Product and Electrical/Electronic Materials segments.
Cost of Goods Sold/Expenses

Cost of goods sold for the three months ended March 31, 2017 was $2.75 billion, a 5% increase from $2.61 billion for the same period in the prior year. As a percent of net sales, cost of goods sold was 70.4% as compared to 70.3% in the same three month period of 2016. The increase in cost of goods sold for the three month period ended March 31, 2017 primarily relates to the sales increase for this period as compared to the same three month period of the prior year. The Company’s cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers, retail stores and branches, as well as vendor volume incentives and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor volume incentives or pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures, (iv) physical inventory and LIFO adjustments, and (v) changes in foreign currency exchange rates.

Total operating expenses increased to $911.9 million for the three month period ended March 31, 2017 as compared to $857.8 million for the same three month period in 2016. As a percentage of net sales, operating expenses increased to 23.3% as compared to 23.1% in the same three month period of the previous year. The increase in operating expenses as a percentage of net sales for the three month period ended March 31, 2017 primarily reflects the Company’s growing number of sales channels, as well as customer and product mix shifts and its impact on our ability to leverage our fixed expenses and acquisition related integration costs. We continue to focus on effectively managing the costs in our businesses with ongoing investments in technology and supply chain initiatives primarily associated with freight and logistics related functions.

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

The Company's recent acquisitions have lower costs of goods sold and higher levels of operating costs as compared to the Company's other businesses, however, the operating profit margins remain consistent.
Operating Profit

Operating profit increased to $286.9 million for the three months ended March 31, 2017, compared to $284.6 million for the same three month period of the prior year. As a percentage of net sales, operating profit decreased to 7.3%, as compared to 7.7% in the same three month period of 2016. The decrease in operating profit as a percentage of net sales for the three month period ended March 31, 2017 is primarily due to the Company’s growing number of sales channels, as well as customer and product mix shifts and their impact on our ability to leverage our fixed expenses. The Company is focused on driving cost control initiatives to improve operating profit margins in the quarters ahead.

The Automotive Parts Group’s operating profit decreased 1% in the three month period ended March 31, 2017, compared to the same period of 2016, and its operating profit margin decreased to 7.6%, as compared to 8.0% in the same three month period of the prior year. The decrease in operating profit margin for the three month period ended March 31, 2017 is primarily due to the weak organic sales environment in our U.S. Automotive businesses and its impact on expense leverage, which was partially offset by the positive impact of cost control initiatives.

The Industrial Products Group’s operating profit increased 10% in the three month period ended March 31, 2017, compared to the same three month period of 2016, and the operating profit margin for this group increased to 7.3% compared to 7.1% for the same period of the previous year. The increase in operating profit margin for the three month period ended March 31, 2017 is primarily due to increased sales volume and its positive impact on expense leverage.

The Office Products Group’s operating profit decreased 9% for the three months ended March 31, 2017, compared to the same three month period in 2016, and the operating profit margin for this group decreased to 6.0% compared to 7.2% for the same three month period of 2016. The decrease in operating profit margin for the three month period ended March 31, 2017 is primarily due to the following factors: the impact of lower organic sales volume and its negative impact on expense leverage; rising costs associated with serving a growing number of sales channels; and incremental acquisition related costs. The Company has initiated several initiatives to drive significant cost savings for this group in the quarters ahead.

The Electrical/Electronic Materials Group operating profit decreased 8% for the three months ended March 31, 2017, as compared to the same three month period in 2016, and its operating profit margin decreased to 7.4% compared to 8.4% in the same three month period of the prior year. The decrease in operating profit margin for the three month period ended March 31, 2017 is primarily due to customer and product mix shifts, which partially offset the positive impact of cost savings initiatives.
Income Taxes

The effective income tax rate decreased to 34.3% for the three month period ended March 31, 2017, compared to 35.9% for the same period in 2016. The rate decrease in the three month period ended March 31, 2017 reflects the higher mix of foreign earnings, taxed at a lower rate relative to our U.S. operations, the impact of the recognition of excess tax benefits due to the adoption of ASU 2016-09 pertaining to Stock Compensation and the more favorable non-taxable retirement plan valuation relative to the same three month period ended March 31, 2016.
Net Income

For the three months ended March 31, 2017, the Company recorded consolidated net income of $160.2 million, a 1% increase as compared to consolidated net income of $158.0 million in the same three month period of the prior year. On a per share diluted basis, net income was $1.08, an increase of 3% as compared to $1.05 for the first quarter of 2016.
Financial Condition
The Company’s cash balance of $177.9 million at March 31, 2017 decreased $65.0 million or 27% from December 31, 2016. For the three months ended March 31, 2017, the Company used $106.2 million for acquisitions and other investing activities, $97.6 million for dividends paid to the Company’s shareholders, $24.8 million for investments in the Company via capital expenditures and $92.0 million for share repurchases. These items were partially offset by the Company’s earnings and net cash provided by operating activities, as well as the Company's debt structure as outlined in liquidity below.

Accounts receivable increased $146.3 million or 8% from December 31, 2016, which is due to the Company’s higher sales volume in the three month period ended March 31, 2017 as compared to the fourth quarter or 2016. Inventory increased $76.7 million or approximately 2% compared to the inventory balance at December 31, 2016, primarily due to the impact of foreign exchange and planned increases to support growth. Accounts payable increased $149.9 million or 5% from December 31, 2016, primarily due to increased purchasing volumes and more favorable payment terms negotiated with the Company's vendors in the three month period ended March 31, 2017. The Company’s debt is discussed below.
Liquidity and Capital Resources
Total debt at March 31, 2017 increased $150.0 million, or 17%, from December 31, 2016, primarily related to cash used for the Company’s acquisitions, reinvestment in our business and share repurchase program. The Company maintains a $1.20 billion unsecured revolving line of credit with a consortium of financial institutions with an option to increase the borrowing capacity by an additional $350.0 million. The line of credit bears interest at LIBOR plus various margins, which are based on the Company’s leverage ratio and is scheduled to mature in June 2021 with an optional one year extension. At March 31, 2017, $475.0 million was outstanding under the line of credit.

As of March 31, 2017, the remaining $550.0 million debt outstanding is at fixed rates of interest and remained unchanged as compared to December 31, 2016. The fixed rate debt is comprised of two notes of $250.0 million each and one note of $50.0 million. One $250.0 million note is due in December 2023 and the other is due in November 2026, and each carry an interest rate of 2.99%. The remaining $50.0 million Series G Senior Unsecured Note, which was executed in July 2016, carries a 2.3

9% interest rate and is due in July 2021.

At March 31, 2017, the Company was in compliance with all covenants connected with the above borrowings.

The ratio of current assets to current liabilities was 1.4 to 1 at March 31, 2017, and remained unchanged as compared to December 31, 2016.
The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including discretionary share repurchases, if any, for the foreseeable future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposures are the Australian dollar, Canadian dollar and Mexican peso, which are the functional currencies of our Australia, Canada and Mexico operations, respectively. As previously noted under “Sales,” foreign currency exchange exposure, particularly in regard to the Australian dollar and Canadian dollar, positively impacted our results for the three month period ended March 31, 2017. There have been no other material changes in market risk from the information provided in the Company’s 2016 Annual Report on Form10-K.
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
PART II – OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2016 Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended March 31, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2017 through January 31, 2017	120,381	$96.59	60,200	4,200,042
February 1, 2017 through February 28, 2017	188,973	$95.67	182,000	4,018,042
March 1, 2017 through March 31, 2017	825,045	$93.78	807,850	3,210,192
Totals	1,134,399	$94.40	1,050,050	3,210,192

(1)
Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)
On November 17, 2008, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 3.2 million shares authorized in the 2008 plan remain available to be repurchased by the Company. There were no other publicly announced plans as of March 31, 2017.

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

(i) the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three month periods ended March 31, 2017 and 2016; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (iv) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: April 25, 2017	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)