Form 10-Q
period 2017-06-30
GENUINE PARTS CO
filed 2017-07-28
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2017
Common Stock, $1.00 par value per share	146,830,997 Shares

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$203,145	$242,879
Trade accounts receivable, less allowance for doubtful accounts (2017 – $16,824; 2016 – $15,557)	2,169,970	1,938,562
Merchandise inventories, net	3,330,189	3,210,320
Prepaid expenses and other current assets	598,112	556,670
TOTAL CURRENT ASSETS	6,301,416	5,948,431
Goodwill	1,030,659	956,153
Other intangible assets, less accumulated amortization	647,089	618,510
Deferred tax assets	126,299	132,652
Other assets	565,905	475,530
Property, plant and equipment, less accumulated depreciation (2017 – $1,005,031; 2016 – $960,999)	740,776	728,124
TOTAL ASSETS	$9,412,144	$8,859,400
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$3,302,969	$3,081,111
Current portion of debt	580,000	325,000
Dividends payable	99,109	97,584
Income taxes payable	28,300	6,354
Other current liabilities	790,789	734,101
TOTAL CURRENT LIABILITIES	4,801,167	4,244,150
Long-term debt	550,000	550,000
Pension and other post–retirement benefit liabilities	272,394	341,510
Deferred tax liabilities	48,256	48,326
Other long-term liabilities	438,984	468,058
EQUITY:
Preferred stock, par value – $1 per share
Authorized – 10,000,000 shares; none issued	-0-	-0-
Common stock, par value – $1 per share
Authorized – 450,000,000 shares; issued and outstanding – 2017 – 146,830,997 shares; 2016 – 148,410,422 shares	146,831	148,410
Additional paid-in capital	61,609	56,605
Retained earnings	4,001,073	4,001,734
Accumulated other comprehensive loss	(921,389)	(1,013,021)
TOTAL PARENT EQUITY	3,288,124	3,193,728
Noncontrolling interests in subsidiaries	13,219	13,628
TOTAL EQUITY	3,301,343	3,207,356
TOTAL LIABILITIES AND EQUITY	$9,412,144	$8,859,400
See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited) (in thousands, except per share data)
Net sales	$4,100,178	$3,899,638	$8,005,819	$7,617,905
Cost of goods sold	2,860,466	2,734,186	5,610,386	5,347,982
Gross profit	1,239,712	1,165,452	2,395,433	2,269,923
Operating expenses:
Selling, administrative and other expenses	903,343	829,489	1,777,157	1,652,661
Depreciation and amortization	39,232	35,911	77,364	70,565
	942,575	865,400	1,854,521	1,723,226

Income before income taxes	297,137	300,052	540,912	546,697
Income taxes	107,165	108,683	190,780	197,303
Net income	$189,972	$191,369	$350,132	$349,394
Basic net income per common share	$1.29	$1.28	$2.37	$2.34
Diluted net income per common share	$1.29	$1.28	$2.36	$2.33
Dividends declared per common share	$.6750	$.6575	$1.350	$1.315
Weighted average common shares outstanding	147,079	149,241	147,613	149,417
Dilutive effect of stock options and non-vested restricted stock awards	571	788	598	761
Weighted average common shares outstanding – assuming dilution	147,650	150,029	148,211	150,178
Comprehensive income	$218,852	$171,723	$441,764	$397,847
See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
	(unaudited) (in thousands)
OPERATING ACTIVITIES:
Net income	$350,132	$349,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,364	70,565
Share-based compensation	8,086	10,002
Excess tax benefits from share-based compensation	(2,245)	(7,540)
Changes in operating assets and liabilities	(88,053)	108,071
NET CASH PROVIDED BY OPERATING ACTIVITIES	345,284	530,492
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(54,095)	(49,711)
Acquisitions and other investing activities	(240,216)	(305,435)
NET CASH USED IN INVESTING ACTIVITIES	(294,311)	(355,146)
FINANCING ACTIVITIES:
Proceeds from debt	2,250,000	1,950,000
Payments on debt	(1,995,000)	(1,800,000)
Share-based awards exercised	(3,014)	(8,627)
Excess tax benefits from share-based compensation	—	7,540
Dividends paid	(197,408)	(190,934)
Purchases of stock	(153,508)	(119,397)
NET CASH USED IN FINANCING ACTIVITIES	(98,930)	(161,418)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	8,223	8,068
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39,734)	21,996
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	242,879	211,631
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$203,145	$233,627
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
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the six month period ended June 30, 2017 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements covered by this quarterly report were issued.
Note B – Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net sales:
Automotive	$2,164,104	$2,087,978	$4,162,487	$4,020,156
Industrial	1,252,867	1,167,395	2,484,949	2,320,022
Office products	504,401	481,605	1,023,406	958,259
Electrical/electronic materials	204,628	184,508	389,045	360,355
Other	(25,822)	(21,848)	(54,068)	(40,887)
Total net sales	$4,100,178	$3,899,638	$8,005,819	$7,617,905
Operating profit:
Automotive	$207,332	$203,572	$359,089	$357,282
Industrial	96,300	88,263	186,674	170,096
Office products	30,091	32,640	61,210	66,844
Electrical/electronic materials	15,533	15,987	29,168	30,828
Total operating profit	349,256	340,462	636,141	625,050
Interest expense, net	(6,878)	(4,665)	(13,052)	(9,487)
Other intangible assets amortization	(11,434)	(9,225)	(22,240)	(17,985)
Other, net	(33,807)	(26,520)	(59,937)	(50,881)
Income before income taxes	$297,137	$300,052	$540,912	$546,697

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net income	$189,972	$191,369	$350,132	$349,394
Other comprehensive income (loss):
Foreign currency translation	23,157	(24,422)	80,177	38,944
Pension and other post-retirement benefit adjustments:
Recognition of prior service credit, net of tax	(213)	(222)	(425)	(444)
Recognition of actuarial loss, net of tax	5,936	4,998	11,880	9,953
Total other comprehensive income (loss)	28,880	(19,646)	91,632	48,453
Comprehensive income	$218,852	$171,723	$441,764	$397,847
The following tables present the changes in accumulated other comprehensive loss by component for the six months ended June 30:

	2017
	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1	$(609,080)	$(403,941)	$(1,013,021)
Other comprehensive income before reclassifications, net of tax	—	80,177	80,177
Amounts reclassified from accumulated other comprehensive loss, net of tax	11,455	—	11,455
Net current period other comprehensive income	11,455	80,177	91,632
Ending balance, June 30	$(597,625)	$(323,764)	$(921,389)

	2016
	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1	$(535,634)	$(394,984)	$(930,618)
Other comprehensive income before reclassifications, net of tax	—	38,944	38,944
Amounts reclassified from accumulated other comprehensive loss, net of tax	9,509	—	9,509
Net current period other comprehensive income	9,509	38,944	48,453
Ending balance, June 30	$(526,125)	$(356,040)	$(882,165)
The accumulated other comprehensive loss components related to the pension benefits are included in the computation of net periodic benefit income in the employee benefit plans footnote.

Note D – Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which will create a single, comprehensive revenue recognition model for recognizing revenue from contracts with customers. The standard is effective for interim and annual reporting periods beginning after December 15, 2017 and may be adopted either retrospectively or on a modified retrospective basis. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others.
The Company has established a cross-functional implementation team to evaluate and implement the new standard related to the recognition of revenue from contracts with customers. The Company primarily sells goods and recognizes revenue at point of sale or delivery and this will not change under the new standard. We are completing an analysis of revenue streams at each of the business units and are evaluating the impact the new standard may have on revenue recognition. In addition, the Company is evaluating recently issued guidance on practical expedients as part of the transition decision.
The Company plans to use the modified retrospective adoption method and does not believe there will be a material impact to the Company’s consolidated revenues upon adoption. The Company will continue to evaluate the impacts of the pending adoption of ASU 2014-09 and the preliminary assessments are subject to change.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"), which modifies existing requirements regarding measuring first-in, first-out and average cost inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (“NRV”), and NRV less an approximately normal profit margin. ASU 2015-11 replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. The Company adopted ASU 2015-11 on January 1, 2017 and it did not have a material impact to the Company's condensed consolidated financial statements for the six months ended June 30, 2017 and it will not have a material impact on the annual consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") that changes the accounting for certain aspects of share-based compensation to employees including forfeitures, employer tax withholding, and the financial statement presentation of excess tax benefits or expense. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based compensation, which prospectively reclassifies cash flows from excess tax benefits of share-based compensation currently disclosed in financing activities to operating activities in the period of adoption. The guidance will increase income tax expense volatility, as well as the Company's cash flows from operations. In addition, the Company did not elect to change shares withheld for employment income tax purposes, or the current methodology of estimating forfeitures upon adoption. The Company adopted ASU 2016-09 on January 1, 2017 on a prospective basis. The adoption of ASU 2016-09 did not have a material impact to the Company's condensed consolidated financial statements for the six months ended June 30, 2017 and it is not expected to have a material impact on the annual consolidated financial statements or related disclosures.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) ("ASU 2017-07"), which requires an entity to report the service cost component of net periodic benefit cost in the same line item as other compensation costs (selling, administrative and other expenses), and the remaining components in non-operating expense in the consolidated statement of income and comprehensive income. This standard is effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company will adopt ASU 2017-07 on January 1, 2018 and it is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

Note E – Credit Facilities
In June 2017, the Company exercised its remaining optional one year extension on the $1.2 billion multi-currency Syndicated Facility (the "Syndicated Facility") amended June 19, 2015, to extend the maturity date from June 2021 to June 2022.
At June 30, 2017, approximately $580.0 million was outstanding under the Syndicated Facility and is included in "Current portion of debt" in the accompanying condensed consolidated balance sheet.
Note F – Share-Based Compensation
As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in its 2016 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At June 30, 2017, total compensation cost related to nonvested awards not yet recognized was approximately $42.5 million, as compared to $34.6 million at December 31, 2016. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for SARs and RSUs outstanding at June 30, 2017 was approximately $95.8 million. At June 30, 2017, the aggregate intrinsic value for SARs and RSUs vested totaled approximately $50.0 million, and the weighted-average contractual lives for outstanding and exercisable SARs and RSUs were approximately six and five years, respectively. For the six months ended June 30, 2017, $8.1 million of share-based compensation cost was recorded, as compared to $10.0 million for the same six month period in the prior year.

Options to purchase approximately 2.0 million and 1.7 million shares of common stock were outstanding but excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2017, respectively, as compared to approximately 1.5 million and 1.1 million for the three and six month periods ended June 30, 2016, respectively. These options were excluded from the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of the common stock. On April 3, 2017, the Company granted approximately 744,000 SARs and 166,000 RSUs.
Note G – Employee Benefit Plans

Net periodic benefit income for the pension plans included the following components for the three months ended June 30:

	Pension Benefits
	2017	2016
	(in thousands)
Service cost	$2,133	$2,124
Interest cost	24,099	26,219
Expected return on plan assets	(39,681)	(39,333)
Amortization of prior service credit	(87)	(108)
Amortization of actuarial loss	9,466	7,875
Net periodic benefit income	$(4,070)	$(3,223)

Net periodic benefit income for the pension plans included the following components for the six months ended June 30:

	Pension Benefits
	2017	2016
	(in thousands)
Service cost	$4,290	$4,151
Interest cost	48,231	52,310
Expected return on plan assets	(79,414)	(78,471)
Amortization of prior service credit	(175)	(216)
Amortization of actuarial loss	18,951	15,670
Net periodic benefit income	$(8,117)	$(6,556)

Pension benefits also include amounts related to a supplemental retirement plan. During the six months ended June 30, 2017, the Company made a $38.7 million contribution to the pension plan.
Note H – Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantees. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At June 30, 2017, the Company was in compliance with all such covenants.
At June 30, 2017, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $499.2 million. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantees. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
As of June 30, 2017, the Company has recognized certain assets and liabilities amounting to $53.0 million each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets.
Note I – Fair Value of Financial Instruments
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit approximate their respective fair values based on the short-term nature of these instruments. At June 30, 2017, the carrying value and the fair value of fixed rate debt were approximately $550.0 million and $558.6 million, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. The carrying value of fixed rate debt of $550.0 million is included in long-term debt in the accompanying condensed consolidated balance sheets.
Note J – Legal Matters
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
Note K – Acquisitions and Equity Investments
During the six months ended June 30, 2017, the Company acquired certain companies and equity investments for approximately $217.9 million. The Company recognized and measured the assets and liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s condensed consolidated statements of income beginning on their respective acquisition dates. The Company recorded approximately $76.7 million of goodwill and other intangible assets associated with the acquisitions. The Company is in the process of analyzing the estimated values of assets and liabilities acquired and is obtaining third-party valuations of certain tangible and intangible assets. The allocations of the respective purchase prices are therefore preliminary and subject to revision. Additional disclosure of the Inenco investment is provided below.
Effective April 3, 2017, the Company acquired a 35% investment in the Inenco Group for approximately $72.1 million from Conbear Holdings Pty Limited ("Conbear"). The acquisition was funded with the Company’s cash on hand and is classified as acquisition and other investing activities on the condensed consolidated statement of cash flows. The Inenco Group, which is headquartered in Sydney, Australia, is an industrial distributor of bearings, power transmissions, and seals in Australasia, with annual revenues of approximately $325 million and 161 locations across Australia and New Zealand, as well as an emerging presence in Asia.
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

Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the six months ended June 30, 2017, business was conducted throughout the United States, Canada, Australia, New Zealand, Mexico and Puerto Rico from approximately 2,670 locations.

Sales for the three months ended June 30, 2017 were $4.10 billion, a 5% increase as compared to $3.90 billion in the same period of the prior year. For the three months ended June 30, 2017, the Company recorded consolidated net income of $190.0 million, a decrease of 1% as compared to consolidated net income of $191.4 million in the same three month period of the prior year. For the six months ended June 30, 2017 sales were $8.01 billion, a 5% increase as compared to $7.62 billion in the same period of the prior year. For the six months ended June 30, 2017, the Company recorded consolidated net income of $350.1 million, representing a slight increase compared to consolidated net income of $349.4 million in the same six month period of the prior year.
The Company continues to focus on a variety of initiatives to facilitate continued growth including strategic acquisitions, the introduction of new and expanded product lines, geographic expansion, sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives.

Sales

As noted above, sales for the three months ended June 30, 2017 were $4.10 billion, a 5% increase as compared to $3.90 billion in the same period of the prior year. The revenue increase for the three months ended June 30, 2017, consisted of an approximate 3.5% contribution from acquisitions and a positive 2% net impact of organic sales, less a 0.5% currency headwind. For the six months ended June 30, 2017 sales were $8.01 billion, a 5% increase as compared to $7.62 billion in the same period of the prior year, which reflects a 1.5% increase in organic sales and a 3.5% contribution from acquisitions, as compared to the same six month period in 2016.

Sales for the Automotive Parts Group increased 4% in the second quarter of 2017, as compared to the same period in the prior year. This group’s revenue increase for the three months ended June 30, 2017 consisted of an approximate 2.5% benefit from acquisitions and a positive 1.5% net impact of organic sales, less a nominal currency headwind. This group’s 3.5% sales increase for the six month period ended June 30, 2017 reflects a 1% increase from organic sales growth, an approximate 2% contribution from acquisitions, and a slight currency tailwind from our businesses throughout Australia, Canada and Mexico. We anticipate the Company’s initiatives to drive both organic and acquisition growth will positively benefit the Automotive Parts Group through increased sales in the quarters ahead.

The Industrial Products Group’s sales increased by approximately 7% for the three month period ended June 30, 2017, as compared to the same period in 2016. The increase in this group’s revenues reflects a 5% increase in organic sales, an approximate 2.5% accretive impact of acquisitions, offset by a slight foreign currency headwind. This group’s 7% sales increase for the six month period ended June 30, 2017 reflects a 4% increase in organic sales and a 3% contribution from acquisitions. The Industrial Product Group has multiple initiatives in place to continue market share expansion through both organic and acquisition growth in the quarters ahead.

Sales for the Office Products Group increased approximately 5% for the three months ended June 30, 2017, primarily due to an 8% accretive impact from acquisitions, which was partially offset by a 3% decrease in organic sales, as compared to the same three month period in 2016. For the six months ended June 30, 2017, this group’s revenues increased 7% due to a 10% accretive impact from acquisitions less a 3% decrease in organic sales. We expect our internal sales initiatives, including our plans to further enhance our Facilities, Breakroom and Safety Products offering, to support revenue growth for this group in the quarters ahead.

Sales for the Electrical/Electronic Materials Group increased 11% for the three months ended June 30, 2017, as compared to the same period in 2016, and reflect an approximate 1% decrease in organic sales, a 1% positive impact of copper pricing, and an approximate 11% accretive impact of the Company’s acquisitions. For the six months ended June 30, 2017, this group’s revenues increased 8%, and reflect an approximate 7% accretive impact of the Company’s acquisitions, a 0.5% increase in organic sales and a 1% positive impact of copper pricing. We expect our focused growth initiatives, including acquisitions, to enable this group to report ongoing revenue growth in the quarters ahead.

For the six month period ended June 30, 2017, industry pricing increased 0.1% in the Automotive segment, increased approximately 0.6% in the Office Products segment and increased approximately 1.6% in the Industrial and Electrical/Electronic Materials segments.

Cost of Goods Sold/Expenses

Cost of goods sold for the three months ended June 30, 2017 was $2.86 billion, a 5% increase from $2.73 billion for the same period in 2016. As a percentage of net sales, cost of goods sold was 69.8% for the three month period ended June 30, 2017, as compared to 70.1% in the same three month period of 2016. Cost of goods sold for the six months ended June 30, 2017 was $5.61 billion, a 5% increase from $5.35 billion for the same period in the prior year. As a percent of net sales, cost of goods sold was 70.1% as compared to 70.2% in the same six month period of 2016. The increase in cost of goods sold for the three and six month periods ended June 30, 2017 primarily relates to the sales increase for this period as compared to the same three and six month periods of the prior year. The Company’s cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers, retail stores and branches, as well as vendor volume incentives and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor volume incentives or pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures, (iv) physical inventory and LIFO adjustments, and (v) changes in foreign currency exchange rates.

Total operating expenses increased to $942.6 million for the three month period ended June 30, 2017 as compared to $865.4 million for the same three month period in 2016. As a percentage of net sales, operating expenses increased to 23.0% as compared to 22.2% in the same three month period of the previous year. For the six months ended June 30, 2017, these expenses totaled $1.85 billion, or 23.2% as a percentage of net sales, compared to $1.72 billion, or 22.6% as a percentage of net sales for the same six period in the prior year. The increase in operating expenses as a percentage of net sales for the three and six month periods ended June 30, 2017 reflects the Company’s deleveraging of expenses on lower comparable sales, as well as customer and product mix shifts and acquisition related integration costs. We continue to focus on effectively managing the costs in our businesses with ongoing investments in technology and supply chain initiatives primarily associated with freight, digital and logistics related functions.

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
Operating Profit

Operating profit increased to $349.3 million for the three months ended June 30, 2017, compared to $340.5 million for the same three month period of the prior year. As a percentage of net sales, operating profit was 8.5%, as compared to 8.7% in the same three month period of 2016. For the six months ended June 30, 2017, operating profit increased to $636.1 million compared to $625.1 million for the same six month period of the prior year, and as a percentage of net sales, operating profit was 7.9%, as compared to 8.2% in the same six month period of 2016. The decrease in operating profit as a percentage of net sales for the three and six month periods ended June 30, 2017 is primarily due to customer and product mix shifts and their impact on our ability to leverage fixed costs with lower comparable sales growth.

The Automotive Parts Group’s operating profit increased 2% in the three month period ended June 30, 2017, compared to the same period of 2016, and its operating profit margin was 9.6%, as compared to 9.7% in the same three month period of the prior year. For the six months ended June 30, 2017, the Automotive Parts Group’s operating profit increased approximately 0.5% and the operating profit margin was 8.6% as compared to 8.9% in the same six month period of 2016. The decrease in operating profit margin for the three and six month periods ended June 30, 2017 is primarily due to the slow organic sales environment in our U.S. Automotive businesses and its impact on expense leverage, which was partially offset by the positive impact of operating profit margin cost control initiatives.

The Industrial Products Group’s operating profit increased 9% in the three month period ended June 30, 2017, compared to the same three month period of 2016, and the operating profit margin for this group was 7.7% compared to 7.6% for the same period of the previous year. Operating profit for the Industrial Products Group increased by 10% for the six month period ended June 30, 2017, compared to the same period in 2016, and the operating profit margin was 7.5% compared to 7.3% for the same six month period in 2016. The increase in operating profit margin for the three and six month periods ended June 30, 2017 is primarily due to increased sales volume, higher volume incentives and their positive impact on expense leverage.

The Office Products Group’s operating profit decreased 8% for the three months ended June 30, 2017, compared to the same three month period in 2016, and the operating profit margin for this group was 6.0% compared to 6.8% for the same three month period of 2016. For the six months ended June 30, 2017, the Office Products Group’s operating profit decreased 8% compared to the same period of the prior year, and the operating profit margin was 6.0% compared to 7.0% for the same period in 2016. The decrease in operating profit margin for the three and six month periods ended June 30, 2017 is primarily due to the following factors: the impact of lower organic sales volume and its negative impact on expense leverage; rising costs associated with serving a growing number of sales channels; and incremental acquisition related costs. The Company has implemented several initiatives to drive significant cost savings for this group in the quarters ahead.

The Electrical/Electronic Materials Group operating profit decreased 3% for the three months ended June 30, 2017, as compared to the same three month period in 2016, and its operating profit margin was 7.6% compared to 8.7% in the same three month period of the prior year. Operating profit for the Electrical/Electronic Materials Group decreased by approximately 5% for the six month period ended June 30, 2017, compared to the same period in 2016, and the operating profit margin was 7.5% compared to 8.6% for the same six month period in 2016. The decrease in operating profit margin for the three and six month periods ended June 30, 2017 is primarily due to customer and product mix shifts, which partially offset the positive impact of cost savings initiatives.
Income Taxes

The effective income tax rate was 36.1% for the three month period ended June 30, 2017, compared to 36.2% for the same period in 2016. The effective income tax rate was 35.3% for the six month period ended June 30, 2017, compared to 36.1% for the same period in 2016. The rate decrease in the three and six month periods ended June 30, 2017 reflects the higher mix of foreign earnings, taxed at a lower rate relative to our U.S. operations and the positive impact of the recognition of excess tax benefits due to the adoption of ASU 2016-09 pertaining to Stock Compensation as compared to the same periods in 2016.
Net Income

For the three months ended June 30, 2017, the Company recorded consolidated net income of $190.0 million, a decrease of 1% as compared to consolidated net income of $191.4 million in the same three month period of the prior year. On a per share diluted basis, net income was $1.29, an increase of 1% as compared to $1.28 for the same three month period of 2016. For the six months ended June 30, 2017, the Company recorded consolidated net income of $350.1 million as compared to consolidated net income of $349.4 million in the same six month period of the prior year. On a per share diluted basis, net income was $2.36, an increase of 1% as compared to $2.33 in the same six month period ended June 30, 2016.
Financial Condition
The Company’s cash balance of $203.1 million at June 30, 2017 decreased $39.7 million or 16% from December 31, 2016. For the six months ended June 30, 2017, the Company used $240.2 million for acquisitions and other investing activities, $197.4 million for dividends paid to the Company’s shareholders, $54.1 million for investments in the Company via capital expenditures and $153.5 million for share repurchases. These items were partially offset by the Company’s earnings and net cash provided by operating activities, as well as the Company's debt structure as outlined in liquidity below.

Accounts receivable increased $231.4 million or 12% from December 31, 2016, which is due to the Company’s acquisitions and higher sales volume in the six month period ended June 30, 2017 as compared to the fourth quarter or 2016. Inventory increased $119.9 million or approximately 4% compared to the inventory balance at December 31, 2016, primarily due to acquisitions, the impact of foreign exchange and planned increases to support growth. Accounts payable increased $221.9 million or 7% from December 31, 2016, primarily due to increased purchasing volumes and more favorable payment terms negotiated with the Company's vendors in the six month period ended June 30, 2017. The Company’s debt is discussed below.
Liquidity and Capital Resources
Total debt at June 30, 2017 increased $255 million, or 29%, from December 31, 2016, primarily related to cash used for the Company’s acquisitions, reinvestment in our businesses and share repurchase program. The Company maintains a $1.20 billion unsecured revolving line of credit with a consortium of financial institutions with an option to increase the borrowing capacity by an additional $350.0 million. The line of credit bears interest at LIBOR plus various margins, which are based on the Company’s leverage ratio. In June 2017, the Company exercised its remaining option to extend the maturity date from June 2021 to June 2022. At June 30, 2017, $580.0 million was outstanding under the line of credit.

As of June 30, 2017, the remaining $550.0 million debt outstanding is at fixed rates of interest and remained unchanged as compared to December 31, 2016. The fixed rate debt is comprised of two notes of $250.0 million each and one note of $50.0 million. One $250.0 million note is due in December 2023 and the other is due in November 2026, and each carry an interest rate of 2.99%.

The remaining $50.0 million Series G Senior Unsecured Note, which was executed in July 2016, carries a 2.39% interest rate and is due in July 2021.

At June 30, 2017, the Company's total average cost of debt was 2.49% and the Company remained in compliance with all covenants connected with the above borrowings.

The ratio of current assets to current liabilities was 1.3 to 1 at June 30, 2017, as compared to 1.4 to 1 at December 31, 2016.
The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including discretionary share repurchases, if any, for the foreseeable future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposures are the Australian dollar, Canadian dollar and Mexican peso, which are the functional currencies of our Australia, Canada and Mexico operations, respectively. As previously noted under “Sales,” foreign currency exchange exposure, particularly in regard to the Australian dollar and Canadian dollar, negatively impacted our results for the three month period ended June 30, 2017, and marginally benefited the Company's results for the six month period ended June 30, 2017. There have been no other material changes in market risk from the information provided in the Company’s 2016 Annual Report on Form10-K.
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

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended June 30, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2017 through April 30, 2017	122,279	$92.14	97,933	3,112,259
May 1, 2017 through May 31, 2017	517,793	$91.40	498,743	2,613,516
June 1, 2017 through June 30, 2017	18,809	$92.58	—	2,613,516
Totals	658,881	$91.57	596,676	2,613,516

(1)
Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)
On November 17, 2008, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for this repurchase plan continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 2.6 million shares authorized in the 2008 plan remain available to be repurchased by the Company. There were no other publicly announced plans as of June 30, 2017.

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

(i) the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six month periods ended June 30, 2017 and 2016; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016; and (iv) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: July 28, 2017	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)