Form 10-Q
period 2017-09-30
GENUINE PARTS CO
filed 2017-10-26
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2017
Common Stock, $1.00 par value per share	146,613,496 Shares

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$210,082	$242,879
Trade accounts receivable, less allowance for doubtful accounts (2017 – $19,214; 2016 – $15,557)	2,155,948	1,938,562
Merchandise inventories, net	3,354,178	3,210,320
Prepaid expenses and other current assets	596,400	556,670
TOTAL CURRENT ASSETS	6,316,608	5,948,431
Goodwill	1,059,637	956,153
Other intangible assets, less accumulated amortization	653,932	618,510
Deferred tax assets	122,797	132,652
Other assets	581,047	475,530
Property, plant and equipment, less accumulated depreciation (2017 – $1,018,211; 2016 – $960,999)	760,213	728,124
TOTAL ASSETS	$9,494,234	$8,859,400
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$3,275,155	$3,081,111
Current portion of debt	595,000	325,000
Dividends payable	98,959	97,584
Income taxes payable	26,666	6,354
Other current liabilities	806,887	734,101
TOTAL CURRENT LIABILITIES	4,802,667	4,244,150
Long-term debt	550,000	550,000
Pension and other post–retirement benefit liabilities	260,243	341,510
Deferred tax liabilities	50,106	48,326
Other long-term liabilities	441,090	468,058
EQUITY:
Preferred stock, par value – $1 per share
Authorized – 10,000,000 shares; none issued	-0-	-0-
Common stock, par value – $1 per share
Authorized – 450,000,000 shares; issued and outstanding – 2017 – 146,613,496 shares; 2016 – 148,410,422 shares	146,613	148,410
Additional paid-in capital	66,152	56,605
Retained earnings	4,042,404	4,001,734
Accumulated other comprehensive loss	(876,934)	(1,013,021)
TOTAL PARENT EQUITY	3,378,235	3,193,728
Noncontrolling interests in subsidiaries	11,893	13,628
TOTAL EQUITY	3,390,128	3,207,356
TOTAL LIABILITIES AND EQUITY	$9,494,234	$8,859,400
See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited) (in thousands, except per share data)
Net sales	$4,095,906	$3,941,743	$12,101,725	$11,559,648
Cost of goods sold	2,869,016	2,743,142	8,479,402	8,091,124
Gross profit	1,226,890	1,198,601	3,622,323	3,468,524
Operating expenses:
Selling, administrative and other expenses	940,259	869,562	2,717,416	2,522,223
Depreciation and amortization	40,276	37,682	117,640	108,247
	980,535	907,244	2,835,056	2,630,470

Income before income taxes	246,355	291,357	787,267	838,054
Income taxes	87,913	106,031	278,693	303,334
Net income	$158,442	$185,326	$508,574	$534,720
Basic net income per common share	$1.08	$1.24	$3.45	$3.58
Diluted net income per common share	$1.08	$1.24	$3.44	$3.56
Dividends declared per common share	$.6750	$.6575	$2.025	$1.973
Weighted average common shares outstanding	146,720	148,899	147,312	149,243
Dilutive effect of stock options and non-vested restricted stock awards	502	828	561	781
Weighted average common shares outstanding – assuming dilution	147,222	149,727	147,873	150,024
Comprehensive income	$202,897	$201,981	$644,661	$599,828
See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
	(unaudited) (in thousands)
OPERATING ACTIVITIES:
Net income	$508,574	$534,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,640	108,247
Share-based compensation	12,912	15,362
Excess tax benefits from share-based compensation	(2,504)	(10,475)
Changes in operating assets and liabilities	(94,265)	93,498
NET CASH PROVIDED BY OPERATING ACTIVITIES	542,357	741,352
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(97,181)	(86,650)
Acquisitions and other investing activities	(289,353)	(365,545)
NET CASH USED IN INVESTING ACTIVITIES	(386,534)	(452,195)
FINANCING ACTIVITIES:
Proceeds from debt	3,420,000	3,020,000
Payments on debt	(3,150,000)	(2,870,000)
Share-based awards exercised	(3,289)	(11,942)
Excess tax benefits from share-based compensation	—	10,475
Dividends paid	(296,517)	(288,909)
Purchases of stock	(171,884)	(143,810)
NET CASH USED IN FINANCING ACTIVITIES	(201,690)	(284,186)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	13,070	8,575
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,797)	13,546
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	242,879	211,631
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$210,082	$225,177
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
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the nine month period ended September 30, 2017 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements covered by this quarterly report were issued.
Note B – Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net sales:
Automotive	$2,171,008	$2,095,030	$6,333,495	$6,115,186
Industrial	1,244,234	1,162,224	3,729,183	3,482,246
Office products	509,966	535,175	1,533,372	1,493,434
Electrical/electronic materials	199,236	178,448	588,281	538,803
Other	(28,538)	(29,134)	(82,606)	(70,021)
Total net sales	$4,095,906	$3,941,743	$12,101,725	$11,559,648
Operating profit:
Automotive	$178,202	$197,874	$537,291	$555,156
Industrial	94,595	85,608	281,269	255,704
Office products	23,974	30,257	85,184	97,101
Electrical/electronic materials	13,547	14,277	42,715	45,105
Total operating segment profit	310,318	328,016	946,459	953,066
Interest expense, net	(8,202)	(5,244)	(21,254)	(14,731)
Other intangible assets amortization	(11,845)	(10,339)	(34,085)	(28,324)
Other, net	(43,916)	(21,076)	(103,853)	(71,957)
Income before income taxes	$246,355	$291,357	$787,267	$838,054

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net income	$158,442	$185,326	$508,574	$534,720
Other comprehensive income (loss):
Foreign currency translation	38,675	11,896	118,852	50,840
Pension and other post-retirement benefit adjustments:
Recognition of prior service credit, net of tax	(212)	(222)	(637)	(666)
Recognition of actuarial loss, net of tax	5,992	4,981	17,872	14,934
Total other comprehensive income	44,455	16,655	136,087	65,108
Comprehensive income	$202,897	$201,981	$644,661	$599,828
The following tables present the changes in accumulated other comprehensive loss by component for the nine months ended September 30:

	2017
	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1	$(609,080)	$(403,941)	$(1,013,021)
Other comprehensive income before reclassifications, net of tax	—	118,852	118,852
Amounts reclassified from accumulated other comprehensive loss, net of tax	17,235	—	17,235
Net current period other comprehensive income	17,235	118,852	136,087
Ending balance, September 30	$(591,845)	$(285,089)	$(876,934)

	2016
	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Foreign Currency Translation	Total
	(in thousands)
Beginning balance, January 1	$(535,634)	$(394,984)	$(930,618)
Other comprehensive income before reclassifications, net of tax	—	50,840	50,840
Amounts reclassified from accumulated other comprehensive loss, net of tax	14,268	—	14,268
Net current period other comprehensive income	14,268	50,840	65,108
Ending balance, September 30	$(521,366)	$(344,144)	$(865,510)
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
The Company has established a cross-functional implementation team to evaluate and implement the new standard related to the recognition of revenue from contracts with customers. The Company primarily sells goods and recognizes revenue at point of sale or delivery and this will not change under the new standard. We are completing an analysis of revenue streams at each of the business units and are evaluating the impact the new standard may have on revenue recognition. We expect to finalize our accounting policy in the short-term and implement any necessary changes to processes and controls in the fourth quarter. In addition, the Company is evaluating recently issued guidance on practical expedients as part of the transition decision.
The Company plans to use the modified retrospective adoption method and does not believe there will be a material impact to the Company’s consolidated revenues upon adoption. However, the Company will present expanded disclosure in accordance with the requirements of the standard. The Company will continue to evaluate the impacts of the pending adoption of ASU 2014-09 and the preliminary assessments are subject to change.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"), which modifies existing requirements regarding measuring first-in, first-out and average cost inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (“NRV”), and NRV less an approximately normal profit margin. ASU 2015-11 replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. The Company adopted ASU 2015-11 on January 1, 2017 and it did not have a material impact to the Company's condensed consolidated financial statements for the nine months ended September 30, 2017 and it will not have a material impact on the annual consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires an entity to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, including operating leases, with a term greater than twelve months. Expanded disclosures with additional qualitative and quantitative information will also be required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard must be adopted using a modified retrospective transition. The Company is currently evaluating the impact of ASU 2016-02 on its condensed consolidated financial statements and related disclosures. As disclosed in the leased properties footnote in the 2016 Annual Report on Form 10-K, the future minimum payments under noncancelable operating leases are approximately $865.0 million and the Company believes the adoption of this standard will have a significant impact on the consolidated balance sheets.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") that changes the accounting for certain aspects of share-based compensation to employees including forfeitures, employer tax withholding, and the financial statement presentation of excess tax benefits or expense. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based compensation, which prospectively reclassifies cash flows from excess tax benefits of share-based compensation currently disclosed in financing activities to operating activities in the period of adoption. The guidance will increase income tax expense volatility, as well as the Company's cash flows from operations. In addition, the Company did not elect to change shares withheld for employment income tax purposes, or the current methodology of estimating forfeitures upon adoption. The Company adopted ASU 2016-09 on January 1, 2017 on a prospective basis. The adoption of ASU 2016-09 did not have a material impact to the Company's condensed consolidated financial statements for the nine months ended September 30, 2017 and it is not expected to have a material impact on the annual consolidated financial statements or related disclosures.
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
At September 30, 2017, approximately $595.0 million was outstanding under the Syndicated Facility and is included in "Current portion of debt" in the accompanying condensed consolidated balance sheet.
On September 22, 2017, the Company executed a $2.0 billion 364-day bridge facility bearing interest at LIBOR plus a variable margin. At September 30, 2017, the Company did not have any amounts outstanding under the facility.
Note F – Share-Based Compensation
As more fully discussed in Note 5 of the Company’s notes to the consolidated financial statements in its 2016 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At September 30, 2017, total compensation cost related to nonvested awards not yet recognized was approximately $38.0 million, as compared to $34.6 million at December 31, 2016. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for SARs and RSUs outstanding at September 30, 2017 was approximately $105.7 million. At September 30, 2017, the aggregate intrinsic value for SARs and RSUs vested totaled approximately $55.5 million, and the weighted-average contractual lives for outstanding and exercisable SARs and RSUs were approximately six and five years, respectively. For the nine months ended September 30, 2017, $12.9 million of share-based compensation cost was recorded, as compared to $15.4 million for the same nine month period in the prior year.

Options to purchase approximately 2.5 million and 1.9 million shares of common stock were outstanding but excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2017, respectively, as compared to approximately 0.7 million and 1.2 million for the three and nine month periods ended September 30, 2016, respectively. These options were excluded from the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of the common stock. During the nine months ended September 30, 2017, the Company granted approximately 746,000 SARs and 171,000 RSUs.
Note G – Employee Benefit Plans

Net periodic benefit income for the pension plans included the following components for the three months ended September 30:

	Pension Benefits
	2017	2016
	(in thousands)
Service cost	$2,240	$2,106
Interest cost	24,243	26,195
Expected return on plan assets	(38,061)	(39,296)
Amortization of prior service credit	(88)	(108)
Amortization of actuarial loss	9,549	7,860
Net periodic benefit income	$(2,117)	$(3,243)
Net periodic benefit income for the pension plans included the following components for the nine months ended September 30:

	Pension Benefits
	2017	2016
	(in thousands)
Service cost	$6,530	$6,257
Interest cost	72,474	78,505
Expected return on plan assets	(117,475)	(117,767)
Amortization of prior service credit	(263)	(324)
Amortization of actuarial loss	28,500	23,530
Net periodic benefit income	$(10,234)	$(9,799)

Pension benefits also include amounts related to a supplemental retirement plan. During the nine months ended September 30, 2017, the Company made a $38.7 million contribution to the pension plan.
Note H – Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantees. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At September 30, 2017, the Company was in compliance with all such covenants.
At September 30, 2017, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $554.2 million. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantees. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
As of September 30, 2017, the Company has recognized certain assets and liabilities amounting to $59.0 million each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets.
Note I – Fair Value of Financial Instruments
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit approximate their respective fair values based on the short-term nature of these instruments. At September 30, 2017, the carrying value and the fair value of fixed rate debt were approximately $550.0 million and $563.6 million, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. The carrying value of fixed rate debt of $550.0 million is included in long-term debt in the accompanying condensed consolidated balance sheets.
Note J – Legal Matters
On April 17, 2017, a jury awarded damages against the Company of $81.5 million in a litigated automotive product liability dispute. Through post-trial motions and offsets from previous settlements, the initial verdict has been reduced to $77.1 million. The Company believes the verdict is not supported by the facts or the law and is contrary to the Company’s role in the automotive parts industry.

The Company intends to challenge the verdict through further post-trial motions and on appeal to a higher court. At the time of the filing of these financial statements, based upon the Company’s legal defenses, insurance coverage, and reserves, the Company does not believe this matter will have a material impact to the condensed consolidated financial statements.
Note K – Acquisitions and Equity Investments
During the nine months ended September 30, 2017, the Company acquired certain companies and equity investments for approximately $266.4 million. The Company recognized and measured the assets and liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s condensed consolidated statements of income beginning on their respective acquisition dates. The Company recorded approximately $105.4 million of goodwill and other intangible assets associated with the acquisitions. The Company is in the process of analyzing the estimated values of assets and liabilities acquired and is obtaining third-party valuations of certain tangible and intangible assets. The allocations of the respective purchase prices are therefore preliminary and subject to revision. Additional disclosure of the Inenco investment is provided below.
Effective April 3, 2017, the Company acquired a 35% investment in the Inenco Group for approximately $72.1 million from Conbear Holdings Pty Limited ("Conbear"). The equity investment was funded with the Company’s cash on hand. The Inenco Group, which is headquartered in Sydney, Australia, is an industrial distributor of bearings, power transmissions, and seals in Australasia, with annual revenues of approximately $325 million and 161 locations across Australia and New Zealand, as well as an emerging presence in Asia.
The Company and Conbear both have an option to acquire or sell, respectively, the remaining 65% of Inenco at a later date contingent upon certain conditions being satisfied. However, there can be no guarantee that such conditions will be met or, if they are met, whether either company would exercise its option.
On September 22, 2017, the Company entered into a definitive agreement to acquire Alliance Automotive Group (“AAG”). AAG is headquartered in London and is a leading European distributor of vehicle parts, tools and workshop equipment with annual revenues of approximately $1.7 billion. AAG has over 1,800 company-owned stores and affiliated outlets across France, the U.K. and Germany. The acquisition is valued at a total purchase price of approximately $2.0 billion. The Company intends to finance the transaction through a combination of new loan agreements and note issuances. The Company also has available, but does not expect to utilize, a $2.0 billion 364-day unsecured bridge facility. The bridge facility is discussed further in the credit facilities footnote. The Company expects to close on the acquisition in November 2017.
On September 25, 2017, the Company entered into a $1.0 billion foreign currency hedge denominated in Euros to hedge the purchase price for AAG acquisition. The hedge does not qualify for hedge accounting.
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
Forward-Looking Statements

Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission (SEC) or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to the financing, timing and completion of the acquisition of Alliance Automotive Group ("AAG") and the anticipated synergies and benefits of the transaction, as well as future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, the inability to complete the acquisition due to failure to satisfy the customary closing conditions and/or the delay of or inability to obtain all regulatory approvals related to the acquisition, the Company’s ability to successfully integrate AAG into the Company and to realize the anticipated synergies and benefits, changes in the European aftermarket, the Company’s ability to successfully implement its business initiatives in each of its four business segments; slowing demand for the Company’s products; changes in legislation or government regulations or policies; changes in general economic conditions, including unemployment, inflation or deflation; changes in tax policies; volatile exchange rates; high energy costs; uncertain credit markets and other macro-economic conditions; competitive product, service and pricing pressures; the ability to maintain favorable vendor arrangements and relationships; disruptions in our vendors’ operations; the Company’s ability to successfully integrate its acquired businesses; the uncertainties and costs of litigation; disruptions caused by a failure or breach of the Company’s information systems, as well as other risks and uncertainties discussed in the Company’s Annual Report on Form 10-K for 2016 and from time to time in the Company’s subsequent filings with the SEC.

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent reports on Forms 10-K, 10-Q, 8-K and other reports to the SEC.
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials. The Company has a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the nine months ended September 30, 2017, business was conducted throughout the United States, Canada, Australia, New Zealand, Mexico and Puerto Rico from approximately 2,670 locations.

Sales for the three months ended September 30, 2017 were $4.10 billion, a 4% increase as compared to $3.94 billion in the same period of the prior year. For the three months ended September 30, 2017, the Company recorded consolidated net income of $158.4 million, a decrease of 15% as compared to consolidated net income of $185.3 million in the same three month period of the prior year. For the nine months ended September 30, 2017 sales were $12.10 billion, a 4.7% increase as compared to $11.56 billion in the same period of the prior year. For the nine months ended September 30, 2017, the Company recorded consolidated net income of $508.6 million compared to consolidated net income of $534.7 million in the same nine month period of the prior year.
The Company incurred certain transaction costs primarily related to the pending $2.0 billion European acquisition of Alliance Automotive Group in the third quarter of 2017. Before the impact of these costs, the Company's net income was $170.0 million and $520.2 million in the three and nine month periods ended September 30, 2017.
The Company continues to focus on a variety of initiatives to facilitate continued growth including strategic acquisitions, the introduction of new and expanded product lines, geographic expansion, sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives.

Sales

As noted above, sales for the three months ended September 30, 2017 were $4.10 billion, a 4% increase as compared to $3.94 billion in the same period of the prior year. The revenue increase for the three months ended September 30, 2017, consisted of an approximate 2% contribution from acquisitions, a positive 1% increase in organic sales and a 1% favorable currency impact. For the nine months ended September 30, 2017 sales were $12.10 billion, a 4.7% increase as compared to $11.56 billion in the same period of the prior year, which reflects a 1.2% increase in organic sales, a 3.1% contribution from acquisitions and an approximate 0.4% favorable currency impact, as compared to the same nine month period in 2016.

Sales for the Automotive Parts Group increased 3.6% in the third quarter of 2017, as compared to the same period in the prior year. This group’s revenue increase for the three months ended September 30, 2017 consisted of an approximate 1.4% benefit from acquisitions, a positive 1% net impact of organic sales and a 1.2% favorable currency impact. This group’s 3.6% sales increase for the nine month period ended September 30, 2017 reflects a 1% increase from organic sales growth, an approximate 2% contribution from acquisitions, and a 0.6% favorable currency impact from our businesses throughout Australia, Canada and Mexico. We anticipate the Company’s initiatives to drive both organic and acquisitive growth will positively benefit the Automotive Parts Group through increased sales in the quarters ahead.

The Industrial Products Group’s sales increased by approximately 7.1% for the three month period ended September 30, 2017, as compared to the same period in 2016. The increase in this group’s revenues reflects a 4.1% increase in organic sales, an approximate 2.6% accretive impact of acquisitions and a 0.4% favorable foreign currency impact. This group’s 7.1% sales increase for the nine month period ended September 30, 2017 reflects a 4.1% increase in organic sales and a 3% contribution from acquisitions. The Industrial Product Group has multiple initiatives in place to drive continued market share expansion through both organic and acquisitive sales growth in the quarters ahead.

Sales for the Office Products Group decreased 4.7% for the three months ended September 30, 2017, due to its decrease in organic sales compared to the same three month period in 2016. For the nine months ended September 30, 2017, this group’s revenues increased 2.7% due to a 6.3% accretive impact from acquisitions less an approximate 3.6% decrease in organic sales. We expect our internal sales initiatives, including our plans to further enhance our Facilities, Breakroom and Safety Products offering, to support revenue growth for this group in the quarters ahead.

Sales for the Electrical/Electronic Materials Group increased 11.6% for the three months ended September 30, 2017, as compared to the same period in 2016, and reflect an approximate 0.6% decrease in organic sales, a 1.5% favorable impact of copper pricing, and an approximate 10.7% accretive impact of the Company’s acquisitions. For the nine months ended September 30, 2017, this group’s revenues increased 9.2%, and reflect an approximate 8% accretive impact from acquisitions, a marginal increase in organic sales and a 1% favorable impact of copper pricing. We expect our growth initiatives, including acquisitions, to enable this group to report ongoing revenue growth in the quarters ahead.

For the nine month period ended September 30, 2017, industry pricing increased 0.3% in the Automotive segment, increased 0.6% in the Office Products segment, increased 1.3% in the Electrical/Electronic Materials segment and increased 1.8% in the Industrial segment.
Cost of Goods Sold/Expenses

Cost of goods sold for the three months ended September 30, 2017 was $2.87 billion, a 5% increase from $2.74 billion for the same period in 2016. As a percentage of net sales, cost of goods sold was 70.0% for the three month period ended September 30, 2017, as compared to 69.6% in the same three month period of 2016. Cost of goods sold for the nine months ended September 30, 2017 was $8.48 billion, a 5% increase from $8.09 billion for the same period in the prior year. As a percent of net sales, cost of goods sold was 70.1% as compared to 70.0% in the same nine month period of 2016. The increase in cost of goods sold for the three and nine month periods ended September 30, 2017 primarily relates to the sales increase for this period as compared to the same three and nine month periods of the prior year. The Company’s cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers, retail stores and branches, as well as vendor volume incentives and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor volume incentives or pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures, (iv) physical inventory and LIFO adjustments, and (v) changes in foreign currency exchange rates.

Total operating expenses increased to $980.5 million for the three month period ended September 30, 2017 as compared to $907.2 million for the same three month period in 2016. As a percentage of net sales, operating expenses increased to 23.9% as compared to 23.0% in the same three month period of the previous year. For the nine months ended September 30, 2017, these expenses totaled $2.84 billion, or 23.4% as a percentage of net sales, compared to $2.63 billion, or 22.8% as a percentage of net sales for the same nine month period in the prior year. The increase in operating expenses as a percentage of net sales for the three and nine month periods ended September 30, 2017 reflects the Company’s deleveraging of expenses on lower comparable sales, as well as higher costs in areas such as IT, digital, legal, professional and insurance, freight and delivery, and acquisition related costs. In addition, the increase includes approximately $18.5 million of transaction costs primarily related to the Company's pending $2.0 billion European acquisition of Alliance Automotive Group recorded in the three and nine month periods ended September 30, 2017. The Company continues to focus on effectively managing the costs in our businesses with ongoing investments in technology and supply chain initiatives primarily associated with freight, digital and logistics related functions.

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
Operating Profit

Operating profit decreased to $310.3 million for the three months ended September 30, 2017, compared to $328.0 million for the same three month period of the prior year. As a percentage of net sales, operating profit was 7.6%, as compared to 8.3% in the same three month period of 2016. For the nine months ended September 30, 2017, operating profit decreased to $946.5 million compared to $953.1 million for the same nine month period of the prior year, and as a percentage of net sales, operating profit was 7.8%, as compared to 8.2% in the same nine month period of 2016. The decrease in operating profit as a percentage of net sales for the three and nine month periods ended September 30, 2017 is primarily due to the deleveraging of fixed costs associated with lower comparable sales growth, higher expenses in areas such as IT, freight and delivery costs, lower volume incentives and a product mix shift to lower margin products, which was partially offset by the positive impact of cost control initiatives.

The Automotive Parts Group’s operating profit decreased 10% in the three month period ended September 30, 2017, compared to the same period of 2016, and its operating profit margin was 8.2%, as compared to 9.4% in the same three month period of the prior year. For the nine months ended September 30, 2017, the Automotive Parts Group’s operating profit decreased approximately 3% and the operating profit margin was 8.5% as compared to 9.1% in the same nine month period of 2016. The decrease in operating profit margin for the three and nine month periods ended September 30, 2017 is primarily due to the slow organic sales environment in our U.S. Automotive businesses and its impact on expense leverage, higher expenses in areas such as IT, freight and delivery costs lower volume incentives and a product mix shift to lower margin products.

The Industrial Products Group’s operating profit increased 10.5% in the three month period ended September 30, 2017, compared to the same three month period of 2016, and the operating profit margin for this group was 7.6% compared to 7.4% for the same period of the previous year. Operating profit for the Industrial Products Group increased by 10% for the nine month period ended September 30, 2017, compared to the same period in 2016, and the operating profit margin was 7.5% compared to 7.3% for the same nine month period in 2016. The increase in operating profit margin for the three and nine month periods ended September 30, 2017 is primarily due to the increase in organic sales volume and its positive impact on expense leverage, as well as improved core gross margin.

The Office Products Group’s operating profit decreased 21% for the three months ended September 30, 2017, compared to the same three month period in 2016, and the operating profit margin for this group was 4.7% compared to 5.7% for the same three month period of 2016. For the nine months ended September 30, 2017, the Office Products Group’s operating profit decreased 12% compared to the same period of the prior year, and the operating profit margin was 5.6% compared to 6.5% for the same period in 2016. The decrease in operating profit margin for the three and nine month periods ended September 30, 2017 is primarily due to the following factors: the impact of lower organic sales volume and its negative impact on expense leverage; lower volume incentives; and, rising costs associated with serving a growing number of sales channels. The Company has implemented several initiatives to drive significant cost savings for this group in the quarters ahead.

The Electrical/Electronic Materials Group operating profit decreased 5% for the three months ended September 30, 2017, as compared to the same three month period in 2016, and its operating profit margin was 6.8% compared to 8.0% in the same three month period of the prior year. Operating profit for the Electrical/Electronic Materials Group decreased by approximately 5% for the nine month period ended September 30, 2017, compared to the same period in 2016, and the operating profit margin was 7.3% compared to 8.4% for the same nine month period in 2016. The decrease in operating profit margin for the three and nine month periods ended September 30, 2017 is primarily due to customer and product mix shifts, which were partially offset by the positive impact of cost savings initiatives.
Income Taxes

The effective income tax rate was 35.7% for the three month period ended September 30, 2017, compared to 36.4% for the same period in 2016. The effective income tax rate was 35.4% for the nine month period ended September 30, 2017, compared to 36.2% for the same period in 2016. The rate decrease in the three and nine month periods ended September 30, 2017 reflects the higher mix of foreign earnings, taxed at a lower rate relative to our U.S. operations and the positive impact of the recognition of excess tax benefits due to the adoption of ASU 2016-09 pertaining to Stock Compensation as compared to the same periods in 2016.
Net Income

For the three months ended September 30, 2017, the Company recorded consolidated net income of $158.4 million, a decrease of 15% as compared to consolidated net income of $185.3 million in the same three month period of the prior year. On a per share diluted basis, net income was $1.08, a decrease of 13% as compared to $1.24 for the same three month period of 2016. For the nine months ended September 30, 2017, the Company recorded consolidated net income of $508.6 million as compared to consolidated net income of $534.7 million in the same nine month period of the prior year. On a per share diluted basis, net income was $3.44, a decrease of 3% as compared to $3.56 in the same nine month period ended September 30, 2016.
The Company incurred certain transaction costs primarily related to the pending $2.0 billion European acquisition of Alliance Automotive Group in the third quarter of 2017. Before the impact of these costs, the Company's net income was $170.0 million, or $1.16 on a per share diluted basis, and $520.2 million, or $3.52 on a per share diluted basis, in the three and nine month periods ended September 30, 2017.
Financial Condition
The Company’s cash balance of $210.1 million at September 30, 2017 decreased $32.8 million or 14% from December 31, 2016. For the nine months ended September 30, 2017, the Company used $289.4 million for acquisitions and other investing activities,

$296.5 million for dividends paid to the Company’s shareholders, $97.2 million for investments in the Company via capital expenditures and $171.9 million for share repurchases. These items were partially offset by the Company’s earnings and net cash provided by operating activities, as well as the Company's debt structure as outlined in liquidity below.

Accounts receivable increased $217.4 million or 11% from December 31, 2016, which is due to the Company’s acquisitions and higher sales volume in the nine month period ended September 30, 2017 as compared to the fourth quarter or 2016. Inventory increased $143.9 million or approximately 4% compared to the inventory balance at December 31, 2016, primarily due to acquisitions and the impact of foreign exchange. Accounts payable increased $194.0 million or 6% from December 31, 2016, primarily due to more favorable payment terms negotiated with the Company's vendors in the nine month period ended September 30, 2017. The Company’s debt is discussed below.
Liquidity and Capital Resources
Total debt at September 30, 2017 increased $270 million, or 31%, from December 31, 2016, primarily related to funding the Company’s working capital needs. The Company maintains a $1.20 billion unsecured revolving line of credit with a consortium of financial institutions with an option to increase the borrowing capacity by an additional $350.0 million. The line of credit bears interest at LIBOR plus various margins, which are based on the Company’s leverage ratio. In June 2017, the Company exercised its remaining option to extend the maturity date from June 2021 to June 2022. At September 30, 2017, $595.0 million was outstanding under the line of credit.

As of September 30, 2017, the remaining $550.0 million debt outstanding is at fixed rates of interest and remained unchanged as compared to December 31, 2016. The fixed rate debt is comprised of two notes of $250.0 million each and one note of $50.0 million. One $250.0 million note is due in December 2023 and the other is due in November 2026, and each carry an interest rate of 2.99%. The remaining $50.0 million note, which was executed in July 2016, carries a 2.39% interest rate and is due in July 2021.

On September 22, 2017, the Company entered into a definitive agreement to acquire Alliance Automotive Group (“AAG”) for approximately $2.0 billion including the repayment of AAG’s outstanding debt at closing. The Company intends to finance the transaction through a combination of new loan agreements and note issuances. The Company also has available, but does not expect to utilize, a $2.0 billion 364-day unsecured bridge facility bearing interest at LIBOR plus a variable margin. The Company expects to close on the acquisition in November 2017.

At September 30, 2017, the Company's total average cost of debt was 2.55% and the Company remained in compliance with all covenants connected with the above borrowings.

The ratio of current assets to current liabilities was 1.3 to 1 at September 30, 2017, as compared to 1.4 to 1 at December 31, 2016.The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including discretionary share repurchases, if any, for the foreseeable future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposures are the Australian dollar, Canadian dollar and Mexican peso, which are the functional currencies of our Australia, Canada and Mexico operations, respectively. As previously noted under “Sales,” foreign currency exchange exposure, particularly in regard to the Australian dollar and Canadian dollar, positively impacted our results for the three and nine month periods ended September 30, 2017. There have been no other material changes in market risk from the information provided in the Company’s 2016 Annual Report on Form10-K.
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

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended September 30, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2017 through July 31, 2017	—	—	—	2,613,516
August 1, 2017 through August 31, 2017	228,082	$81.68	225,000	17,388,516
September 1, 2017 through September 30, 2017	19,785	$92.60	—	17,388,516
Totals	247,867	$82.55	225,000	17,388,516

(1)
Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)
On November 17, 2008, and August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15 million shares and 15 million shares, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 2.4 million shares authorized in the 2008 plan and 15.0 million shares authorized in 2017 remain available to be repurchased by the Company. There were no other plans announced as of September 30, 2017.

Item 6. Exhibits
(a) The following exhibits are filed or furnished as part of this report:

Exhibit 2.1
Genuine Parts Company Sale and Purchase Agreement relating to the Alliance Automotive Group by and between BCP Funds, AIG Managers, GPC Europe Acquisition Co. Limited and Genuine Parts Company dated September 22, 2017 – filed herewith

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

Exhibit 10.1
Genuine Parts Company 364-Day Bridge Credit Agreement dated September 22, 2017 by and among Genuine Parts Company, J.P. Morgan Chase Bank, N.A., as administrative agent, and the other Lender Parties – filed herewith

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

(i) the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine month periods ended September 30, 2017 and 2016; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (iv) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: October 26, 2017	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)