Form 10-K
period 2017-12-31
GENUINE PARTS CO
filed 2018-02-27
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $12,933,100,000 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2018
Common Stock, $1 par value per share	146,734,604 shares
Specifically identified portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2018 are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.    BUSINESS.
Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a service organization engaged in the distribution of automotive replacement parts, industrial parts and electrical materials and business products, each described in more detail below. In 2017, business was conducted from more than 3,100 locations throughout the United States, Canada, Mexico, Australia, New Zealand and Europe. In November 2017, the Company expanded its operations into France, the U.K., Germany and Poland. As of December 31, 2017, the Company employed approximately 48,000 persons.
As used in this report, the “Company” refers to Genuine Parts Company and its subsidiaries, except as otherwise indicated by the context; and the terms “automotive parts” and “industrial parts” refer to replacement parts in each respective category.
Financial Information about Segments.    For financial information regarding segments as well as our geographic areas of operation, refer to Note 12 of Notes to Consolidated Financial Statements beginning on page F-1.
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
In Part III of this Form 10-K, we incorporate certain information by reference to our proxy statement for our 2018 annual meeting of shareholders. We expect to file that proxy statement with the SEC on or about February 27, 2018, and we will make it available online at the same time at http://www.proxydocs.com/gpc. Please refer to the proxy statement for the information incorporated by reference into Part III of this Form 10-K when it is available.
AUTOMOTIVE PARTS GROUP
The Automotive Parts Group, the largest division of the Company, distributes automotive parts and accessory items in the U.S., Canada, Mexico, Australasia, France, the U.K., Germany and Poland. The Automotive Parts Group offers complete inventory, cataloging, marketing, training and other programs to the automotive aftermarket in each of these regions to distinguish itself from the competition. The Company is the sole member of the National Automotive Parts Association (“NAPA”), a voluntary trade association formed in 1925 to provide nationwide distribution of automotive parts.
During 2017, the Company’s Automotive Parts Group included NAPA automotive parts distribution centers and automotive parts stores (“auto parts stores” or “NAPA AUTO PARTS stores”) owned and operated in the United States by the Company; NAPA and Traction automotive parts distribution centers and auto parts stores in the United States and Canada owned and operated by the Company and NAPA Canada/UAP Inc. (“NAPA Canada/UAP”), a wholly-owned subsidiary of the Company; auto parts stores and distribution centers in the United States operated by corporations in which the Company owned either a noncontrolling or controlling interest; auto parts stores in Canada operated by corporations in which NAPA Canada/UAP owns a 50% interest; Repco and other automotive parts distribution centers, branches and auto parts stores in Australia and New Zealand owned and operated by GPC Asia Pacific, a wholly-owned subsidiary of the Company; import automotive parts distribution centers in the United States owned by the Company and operated by its Altrom America division; import automotive parts distribution centers in Canada owned and operated by Altrom Canada Corporation (“Altrom Canada”), a wholly-owned subsidiary of the Company; distribution centers in the United States owned by Balkamp, Inc. (“Balkamp”), a wholly-owned subsidiary of the Company; distribution facilities in the United States owned by the Company and operated by its Rayloc division; automotive parts distribution centers and automotive parts stores in Mexico, owned and operated by Grupo Auto Todo, S.A. de C.V. (“Auto Todo”), a wholly-owned subsidiary of the Company; and an automotive parts distribution center and automotive parts stores in Mexico, owned and operated by Autopartes NAPA Mexico ("NAPA Mexico"), a wholly-owned subsidiary of the Company.
The Company's automotive parts network was expanded in 2017 via the acquisition of various store groups and automotive operations in the U.S., Australasia and Canada. In the United States, the Company acquired Standard Motor Parts in Baltimore, Maryland, which operates five locations, as well as Olympic Brake Supply in Seattle, Washington, which operates six locations, in January and February of 2017, respectively. Additionally, the Company added 14 new locations in the Tucson, Arizona market with the acquisition of Merle's Automotive Supply in May 2017, and 17 new locations with the addition of Monroe Motor Products in Rochester, New York, in November 2017. The Company also added four new locations to its heavy vehicle parts operations with the June 2017 acquisition of Stone Truck Parts, headquartered in Raleigh, North Carolina.
The GPC Asia Pacific automotive business expanded its distribution network in Australia with the addition of three single-location businesses, including Welch Auto Parts in July 2017, Logan City Autobarn in August of 2017, subsequently re-branded as a NAPA Auto Super Store, and Sulco Tools and Equipment in September of 2017. Finally, the NAPA Canada/UAP business enhanced its auto parts and heavy vehicle distribution network with the addition of three new businesses. In April of 2017, NAPA Canada/UAP acquired Service de Freins Montreal Ltee ("Freno"), with four locations in Canada, and Belcher Parts and Attachments, with one location in Canada. In December of 2017, NAPA Canada/UAP also acquired Universal Supply Group, a 21 store operation in eastern Ontario serving the automotive, paint and body and heavy vehicle sectors. Collectively, the new store groups and automotive operations across the U.S., Australasia and Canada are expected to generate annual revenues of approximately $217 million.
Further, effective November 2, 2017, the Company acquired Alliance Automotive Group ("AAG") for approximately $2.0 billion, including the repayment of AAG's outstanding debt. The purchase was funded primarily through new debt agreements. AAG is the second largest parts distributor in Europe, with a focus on light vehicle and commercial vehicle replacement parts. Headquartered in London, England, AAG has annual revenues of approximately $1.7 billion and over 2,000 company-owned stores and affiliated outlets across France, the U.K., Germany and Poland.
The Company has a 15% interest in Mitchell Repair Information Corporation (“MRIC”), a subsidiary of Snap-on Incorporated. MRIC is a leading automotive diagnostic and repair information company that links North American subscribers to its services and information databases. MRIC’s core product, “Mitchell ON-DEMAND,” is a premier electronic repair information source in the automotive aftermarket.
The Company’s NAPA automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the United States, including imported vehicles, trucks, SUVs, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes replacement parts for small engines, farm equipment and heavy duty equipment. The Company’s inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation. Although the Company’s domestic automotive operations purchase from approximately 100 different suppliers, approximately 48% of 2017 automotive parts inventories were purchased from 10 major suppliers. Since 1931, the Company has had return privileges with most of its suppliers, which have protected the Company from inventory obsolescence.
Distribution System.    In 2017, the Company operated 57 domestic NAPA automotive parts distribution centers located in 41 states and approximately 1,100 domestic company-owned NAPA AUTO PARTS stores located in 45 states. The Company also operated domestically three TW Distribution heavy duty parts distribution centers which serve 20 company-owned and seven independently owned Traction Heavy Duty parts stores located in eight states. The Traction operations are discussed further below in Related Operations. At December 31, 2017, the Company had either a noncontrolling, controlling or other interest in 12 corporations, which operated approximately 200 auto parts stores in 14 states.
The Company’s domestic distribution centers serve approximately 4,800 independently owned NAPA AUTO PARTS stores located throughout the United States. NAPA AUTO PARTS stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, sales to these independent automotive parts stores account for approximately 59% of the Company’s total U.S. Automotive sales and 22% of the Company’s total sales, with no automotive parts store or group of automotive parts stores with individual or common ownership accounting for more than 0.79% of the total U.S. auto sales and 0.29% of the total sales of the Company.
NAPA Canada/UAP, founded in 1926, is a leader in the distribution and marketing of replacement parts and accessories for automobiles and trucks and is also a significant supplier to the mining and forestry industries in Canada. NAPA Canada/UAP operates a network of nine NAPA automotive parts distribution centers, three heavy duty parts distribution centers and one fabrication/remanufacturing facility supplying 589 NAPA stores and 109 Traction wholesalers. The NAPA stores and Traction wholesalers in Canada include 176 company owned stores, 11 joint ventures and 21 progressive owners in which NAPA Canada/UAP owns a 50% interest and 490 independently owned stores. NAPA and Traction operations supply bannered installers and independent installers in all provinces of Canada, as well as networks of service stations and repair shops operating under the banners of national accounts. NAPA Canada/UAP is a licensee of the NAPA® name in Canada.
In Canada, Altrom Canada operates two import automotive parts distribution centers and 26 branches. In the United States, Altrom America operates two import automotive parts distribution centers and eight branches.
In Australia and New Zealand, GPC Asia Pacific, originally established in 1922, is a leading distributor of automotive replacement parts and accessories. GPC Asia Pacific operates 12 distribution centers, 482 auto parts stores, primarily under the Repco banner, and 78 branches associated with the Ashdown Ingram, Motospecs, McLeod and RDA Brakes operations. As discussed earlier, GPC Asia Pacific expanded its footprint with the 2017 acquisitions of Welch Auto Parts, Logan City autoBarn and Sulco Tools and Equipment.
In Mexico, Auto Todo owns and operates 11 distribution centers, one auto parts store and one tire center. NAPA Mexico owns and operates one distribution center and serves 13 company-owned and 28 independently owned auto parts stores. Auto Todo and NAPA Mexico are licensees of the NAPA® name in Mexico.
Alliance Automotive Group, founded in 1989, is a leading European distributor of vehicle parts, tools, and workshop equipment with operations in four countries in Europe. In France, AAG operates 15 distribution centers and 1,014 stores, of which 220 are company-owned, under the banners GROUPAUTO France, Precisium Group, Partner's, and GEF Auto. In the U.K., AAG operates 25 distribution centers and 771 stores, of which 106 are company-owned, under the banners GROUPAUTO UK & Ireland and UAN. In Germany, AAG operates eight distribution centers and 37 company-owned stores under the banner Alliance Automotive Group Germany. In Poland, AAG operates 210 affiliated outlets under the banner GROUPAUTO Polska.
Products.    Distribution centers in the U.S. have access to approximately 530,000 different parts and related supply items. Each item is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers. Most orders are filled and shipped the same day they are received. The majority of sales are paid from statements with varied terms and conditions. The Company does not manufacture any of the products it distributes. The majority of products are distributed under the NAPA® name, a mark licensed to the Company by NAPA, which is important to the sales and marketing of these products. Traction sales also include products distributed under the HD Plus name, a proprietary line of automotive parts for the heavy duty truck market.
Related Operations.    Balkamp, a wholly-owned subsidiary of the Company, distributes a wide variety of replacement parts and accessory items for passenger cars, heavy-duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the 42,000 products, which constitute the “Balkamp” line of products that are distributed through the NAPA system. These products are categorized into over 238 different product categories purchased from approximately 500 domestic suppliers and over 100 foreign manufacturers. Balkamp has two distribution centers located in Plainfield, Indiana, and West Jordan, Utah. In addition, Balkamp operates two redistribution centers that provide the NAPA system with over 1,300 SKUs of oils and chemicals. BALKAMP®, a federally registered trademark, is important to the sales and marketing promotions of the Balkamp organization.
The Company, through its Rayloc division, operates four facilities focused on providing cost effective, quality service in engineering, cataloging, global sourcing, and distribution. With over 10,000 part numbers, including brake pads, brake drums, chassis, and bearings, Rayloc delivers products through a nationwide distribution network of four transfer and shipping facilities. Products are distributed through the NAPA system under the NAPA® brand name. Rayloc® is a mark licensed to the Company by NAPA.
The Company’s Heavy Vehicle Parts Group operates as TW Distribution, with three heavy vehicle automotive parts distribution centers and 27 Traction Heavy Duty parts stores in the United States. Twenty of these stores are company-owned and seven are independently owned. This group, which expanded its U.S. footprint with the acquisition of Stone Truck Parts in 2017 (discussed earlier) distributes heavy vehicle parts through the NAPA system and direct to small and large fleet owners and operators.
Segment Data.    In the year ended December 31, 2017, sales from the Automotive Parts Group were approximately 53% of the Company’s net sales, as compared to 53% in 2016 and 52% in 2015. For additional segment information, see Note 12 of Notes to Consolidated Financial Statements beginning on page F-1.
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
Competition.    The automotive parts distribution business is highly competitive. The Company competes with automobile manufacturers (some of which sell replacement parts for vehicles built by other manufacturers as well as those that they build themselves), automobile dealers, warehouse clubs and large automotive parts retail chains. In addition, the Company competes with the distributing outlets of parts manufacturers, oil companies, mass merchandisers (including national retail chains), and with other parts distributors and retailers, including online retailers. The Automotive Parts Group competes primarily on product offering, service, brand recognition and price. Further information regarding competition in the industry is set forth in “Item 1A. Risk Factors — We Face Substantial Competition in the Industries in Which We Do Business.”
NAPA.    The Company is the sole member of the National Automotive Parts Association, a voluntary association formed in 1925 to provide nationwide distribution of automotive parts. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose sole member in 2017 owned and operated 57 distribution centers located throughout the United States. NAPA develops marketing concepts and programs that may be used by its members which, at December 31, 2017, includes only the Company. It is not involved in the chain of distribution.
Among the automotive products purchased by the Company from various manufacturers for distribution are certain lines designated, cataloged, advertised and promoted as “NAPA” lines. Generally, the Company is not required to purchase any specific quantity of parts so designated and it may, and does, purchase competitive lines from the same as well as other supply sources.
The Company uses the federally registered trademark NAPA® as part of the trade name of its distribution centers and parts stores. The Company funds NAPA’s national advertising program, which is designed to increase public recognition of the NAPA name and to promote NAPA product lines.
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
In 2017, the Industrial Parts Group served more than 300,000 customers in all types of industries located throughout North America, including the food and beverage, forest products, primary metals, pulp and paper, mining, automotive, oil and gas, petrochemical and pharmaceutical industries; as well as strategically targeted specialty industries such as power generation, alternative energy, government, transportation, ports, and others. Motion services all manufacturing and processing industries with access to a database of 7.1 million parts. Additionally, Motion provides U.S. government agencies access to approximately 400,000 products and replacement parts through a Government Services Administration (GSA) schedule.
Effective April 3, 2017, the Company expanded its industrial operations beyond North America by making a 35% investment in Inenco Group ("Inenco") for approximately $72 million in cash. Inenco, headquartered in Sydney, Australia, is a leading distributor of industrial replacements parts and accessories in Australasia, with annual revenues of approximately $325 million and operating in 161 locations across Australia, New Zealand, and Asia. In accordance with the purchase agreement, the Company has an option to acquire the remaining 65% interest in Inenco at a later date, contingent upon Inenco meeting certain financial conditions. In 2017, the Company accounted for this investment under the equity method of accounting.
Effective August 1, 2017, Motion acquired Numatic Engineering ("Numatic"), a Los Angeles, California based distributor of automation products. Numatic complements Motion's growth strategy, which included the acquisition of Braas Company in 2016, of focusing on the area of industrial plant floor automation. Numatic is expected to generate approximately $18 million in annual revenues. Additionally, Motion acquired Apache Hose & Belting Company, Inc. ("Apache") on November 1, 2017. Apache, which operates seven locations across the United States, is based in Cedar Rapids, Iowa, and specializes in value-

added fabrication of belts, hoses and other industrial products. Apache is expected to generate approximately $100 million in annual revenues.
The Industrial Parts Group provides customers with supply chain efficiencies achieved through the Company’s On-Site Solutions offering. This service provides inventory management, asset repair and tracking, vendor managed inventory commonly referred to as VMI, as well as RFID asset management of the customer’s inventory. Motion’s Energy Services Team routinely performs in-plant surveys and assessments, helping customers reduce their energy consumption and finding opportunities for improved sustainability, ultimately helping customers operate more profitably. Motion also provides a wide range of services and repairs such as: gearbox and fluid power assembly repair, process pump assembly and repair, hydraulic drive shaft repair, electrical panel assembly and repair, hose and gasket manufacture and assembly, as well as many other value-added services. A highly developed supply chain with vendor partnerships and connectivity are enhanced by Motion’s leading e-business capabilities, such as MiSupplierConnect, which provides integration between the Company’s information technology network and suppliers’ systems, creating numerous benefits for both the supplier and customer. These services and supply chain efficiencies assist Motion in providing the cost savings that many of its customers require and expect.
Distribution System.    In North America, the Industrial Parts Group operated 498 branches, 14 distribution centers and 43 service centers as of December 31, 2017. The distribution centers stock and distribute more than 275,000 different items purchased from more than 1,050 different suppliers. The service centers provide hydraulic, hose and mechanical repairs for customers. Approximately 45% of total industrial product purchases in 2017 were made from 10 major suppliers. Sales are generated from the Industrial Parts Group’s branches located in 49 states, Puerto Rico, nine provinces in Canada, and Mexico. Most branches have warehouse facilities that stock significant amounts of inventory representative of the products used by customers in the respective market area served.
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
Supply Agreements.    Non-exclusive distributor agreements are in effect with most of the Industrial Parts Group’s suppliers. The terms of these agreements vary; however, it has been the experience of the Industrial Parts Group that the custom of the trade is to treat such agreements as continuing until breached by one party or until terminated by mutual consent. Motion has return privileges with most of its suppliers, which helps protect the Company from inventory obsolescence.
Segment Data.    In the year ended December 31, 2017, sales from the Company’s Industrial Parts Group approximated 30% of the Company’s net sales, as compared to 30% in 2016 and 2015. For additional segment information, see Note 12 of Notes to Consolidated Financial Statements beginning on page F-1.
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
BUSINESS PRODUCTS GROUP
The Business Products Group (formerly referred to as our Office Products Group), operated through S.P. Richards Company (“S.P. Richards” or "SPR"), a wholly-owned subsidiary of the Company, is headquartered in Atlanta, Georgia. S.P. Richards is engaged in the wholesale distribution of a broad line of office and other business related products through a diverse customer base of resellers. These products are used in homes, businesses, schools, offices, and other institutions. Business products fall into the general categories of office furniture, technology products, general office, school supplies, cleaning, janitorial and breakroom supplies, safety and security items, healthcare products and disposable food service products.
The Business Products Group is represented in Canada through S.P. Richards Canada, a wholly-owned subsidiary of the Company headquartered near Toronto, Ontario. S.P. Richards Canada services office product resellers throughout Canada from locations in Vancouver, Toronto, Calgary, Edmonton and Winnipeg.

Distribution System.    The Business Products Group distributes more than 98,000 items to over 9,700 resellers and distributors throughout the United States and Canada from a network of 55 distribution centers. This group’s network of strategically located distribution centers provides overnight delivery of the Company’s comprehensive product offering. Approximately 45% of the Company’s total office products purchases in 2017 were made from 10 major suppliers.
The Business Products Group sells to a wide variety of resellers. These resellers include independently owned office product dealers, national office product superstores and mass merchants, large contract stationers, mail order companies, Internet resellers, college bookstores, military base stores, office furniture dealers, value-add technology resellers, business machine dealers, janitorial and sanitation supply distributors, safety product resellers and food service distributors. Resellers are offered comprehensive marketing programs, which include print and electronic catalogs and flyers, digital content and email campaigns for reseller websites, and education and training resources. In addition, world-class market analytics programs are made available to qualified resellers.
Products.    The Business Products Group distributes technology products and consumer electronics including storage media, printer supplies, iPad, iPhone and computer accessories, calculators, shredders, laminators, copiers, printers, fitness bracelets and digital cameras; office furniture including desks, credenzas, chairs, chair mats, office suites, panel systems, file, mobile and storage cabinets and computer workstations; general office supplies including desk accessories, business forms, accounting supplies, binders, filing supplies, report covers, writing instruments, envelopes, note pads, copy paper, mailroom and shipping supplies, drafting and audiovisual supplies; school and educational products including bulletin boards, teaching aids and art supplies; healthcare products including first aid supplies, gloves, exam room supplies and furnishings, cleaners and waste containers; janitorial and cleaning supplies; safety supplies; disposable food service products; and breakroom supplies including napkins, utensils, snacks and beverages. S.P. Richards has return privileges with most of its suppliers, which have protected the Company from inventory obsolescence.
While the Company’s inventory includes products from nearly 850 of the industry’s leading manufacturers worldwide, S.P. Richards also markets products under its nine proprietary brands. These brands include: Sparco™, an economical line of office supply basics; Compucessory®, a line of computer accessories; Lorell®, a line of office furniture; NatureSaver®, an offering of recycled products; Elite Image®, a line of new and remanufactured toner cartridges, premium papers and labels; Integra™, a line of writing instruments; Genuine Joe®, a line of cleaning and breakroom products; Business Source®, a line of basic office supplies available only to independent resellers; and Lighthouse, a brand of janitorial and cleaning products offered through the GCN business. The Company’s Impact and The Safety Zone businesses also offer an additional series of proprietary brands including ProGuard®, ProMax® and The Safety Zone that are product based and solution-specific oriented. Through the Company’s FurnitureAdvantage™ program, S.P. Richards provides resellers with an additional 16,000 furniture items made available to consumers in 7 to 10 business days.
Segment Data.    In the year ended December 31, 2017, sales from the Company’s Business Products Group approximated 12% of the Company’s net sales, as compared to 13% in 2016 and 2015. For additional segment information, see Note 12 of Notes to Consolidated Financial Statements beginning on page F-1.
Competition.    The business products distribution business is highly competitive. In the distribution of its product offering to resellers, S.P. Richards competes with many other wholesale distributors, as well as with certain manufacturers of office products. S.P. Richards competes primarily on product offerings, service, marketing programs, brand recognition and price. Further information regarding competition in the industry is set forth in “Item 1A. Risk Factors — We Face Substantial Competition in the Industries in Which We Do Business.”
ELECTRICAL/ELECTRONIC MATERIALS GROUP
The Electrical/Electronic Materials Group, operated as EIS, Inc. (“EIS”), a wholly-owned subsidiary of the Company, is headquartered in Atlanta, Georgia. EIS distributes materials to more than 20,000 electrical and electronic manufacturers, as well as to industrial assembly and specialty wire and cable markets in North America. With 38 branch locations and six fabrication facilities in the United States, Puerto Rico, the Dominican Republic, Mexico and Canada, EIS distributes over 100,000 items including wire, cable and connectivity solutions, insulating and conductive materials, assembly tools and test equipment. EIS' six fabrication facilities provide custom fabricated parts and specialty coated materials.
Effective April 5, 2017, EIS acquired Empire Wire and Supply ("Empire"), an innovative provider of custom cable assemblies and distributor of network, electrical, automation and safety products. Empire, based in Rochester Hills, Michigan, operates from three U.S. locations as well as one location in Canada, and is expected to generate approximately $65 million in annual revenues.
Effective January 1, 2018, EIS was combined with Motion Industries, the Industrial Parts Group, and will be identified as its Electrical Specialties Group. The combination of these two segments will provide strong economies of scale and greater operating efficiencies, which we intend to leverage. The opportunity to build synergies by sharing talent, physical resources, greater size and scale, and value-added expertise in each respective market channel is highly compelling, and the Company anticipates this combination will create value for both our customers and all our stakeholders.

Distribution System.    The Electrical/Electronic Materials Group provides distribution services to OEMs, motor repair shops and a variety of industrial assembly markets, as well as specialty wire and cable users in market segments such as telecom and broadband, marine, industrial, smart building technology, factory automation and robotics. EIS actively utilizes its e-commerce Internet site to present its products to customers while allowing these on-line visitors to conveniently purchase from a large product assortment.
Electrical and electronic, industrial assembly, and wire and cable products are distributed from warehouse locations in major user markets throughout the United States, as well as in Mexico, Canada, Puerto Rico, and the Dominican Republic. EIS has return privileges with some of its suppliers, which have protected the Company from inventory obsolescence.
Products.    The Electrical/Electronic Materials Group distributes a wide variety of products to customers from over 2,000 suppliers. These products include custom fabricated flexible materials that are used as components within a customer’s manufactured finished product in a variety of market segments. Among the products distributed and fabricated are such items as magnet wire, conductive materials, electrical wire and cable, cable assemblies, insulating and shielding materials, assembly tools, test equipment, adhesives and chemicals, pressure sensitive tapes, solder, anti-static products, thermal management products and coated films. To meet the prompt delivery demands of its customers, the Electrical/Electronic Materials Group maintains large inventories. The majority of sales are on open account. Approximately 50% of total Electrical/Electronic Materials Group purchases in 2017 were made from 10 major suppliers.
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
Segment Data.    In the year ended December 31, 2017, sales from the Company’s Electrical/Electronic Materials Group approximated 5% of the Company’s net sales, as compared to 4% in 2016 and 5% in 2015. For additional segment information, see Note 12 of Notes to Consolidated Financial Statements beginning on page F-1.
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

ITEM 1A.    RISK FACTORS.
FORWARD-LOOKING STATEMENTS
Some statements in this report, as well as in other materials we file with the SEC or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to future operations, including the anticipated synergies and benefits of any acquisitions, as well as prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated in our forward-looking statements as a result of various important factors. Such factors include, but are not limited to, those discussed below.
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

•
the occurrence of unusually severe weather events, which can disrupt our operations (forcing temporary closure of retail and distribution centers, prohibiting shipment of inventory and products) and negatively impact our results in the affected geographies; and

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

•	the addition of electric vehicles, hybrid vehicles, and autonomously driven vehicles and future legislation related thereto;

•	gas prices, as increases in gas prices may deter consumers from using their vehicles;

•	changes in travel patterns, which may cause consumers to rely more on other transportation;

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

•	the consolidation of certain of our manufacturing customers and the trend of manufacturing operations being moved overseas, which subsequently reduces demand for our products;

•	changes in legislation or government regulations or policies which could impact international trade among our multi-national customer base and cause reduced demand for our products; and

•	the economy in general, which in declining conditions may cause reduced demand for industrial output.
With respect to our business products group, the primary factors are:

•	the increasing digitization of the workplace, as this negatively impacts the need for certain office products;

•	the level of unemployment, especially as it relates to white collar and service jobs, as high unemployment reduces the need for office products;

•	the level of office vacancy rates, as high vacancy rates reduces the need for office products;

•	consolidation of customers and consolidation of the industry; and

•	the economy in general, which in declining conditions may cause reduced demand for business products consumption.
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
Certain political developments, including the results of the presidential election in the U.S. and the decision of the United Kingdom to exit the European Union, have resulted in increased economic uncertainty for multi-national companies. These developments may result in economic and trade policy actions that could impact economic conditions in many countries and change the landscape of international trade. Our business is global, so changes to existing international trade agreements, blocking of foreign trade or imposition of tariffs on foreign goods could result in decreased revenues and/or increases in pricing, either of which could have an adverse impact on our business, results of operations, financial condition and cash flows in future periods. In addition, the Tax Cuts and Jobs Act (the "Act") was signed into law on December 22, 2017. The Act, which reduces the U.S. corporate tax rate to 21 percent from 35 percent for taxable years beginning after December 31, 2017, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. It resulted in the Company writing down our deferred tax assets in 2017 and recording a payable for the estimated transition tax on foreign sourced earnings. These amounts were provisional and could be adjusted in 2018 as calculations are finalized and the full effects of the Act are reflected on our business and financial results.
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
The sale of automotive and industrial parts, business products and electrical materials is highly competitive and impacted by many factors, including name recognition, product availability, customer service, changing customer preferences, store location, and pricing pressures. Because we seek to offer competitive prices, if our competitors reduce their prices, we may be forced to reduce our prices, which could result in a material decline in our revenues and earnings. Increased competition among distributors of automotive and industrial parts, office products and electronic materials, including increased availability among digital and e-commerce providers across the markets in which we do business, could cause a material adverse effect on our results of operations. The Company anticipates no decline in competition in any of its four business segments in the foreseeable future.
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
Furthermore, both the automotive aftermarket and the office supply industries continue to experience consolidation. Consolidation among our competitors could further enhance their financial position, provide them with the ability to provide more competitive prices to customers for whom we compete, and allow them to achieve increased efficiencies in their consolidated operations that enable them to more effectively compete for customers. If we are unable to continue to develop successful competitive strategies or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.
In addition, the loss of a major customer in the business products group could significantly impact its results of operations.
We depend on our relationships with our vendors, and a disruption of our vendor relationships or a disruption in our vendors’ operations could harm our business.
As a distributor of automotive parts, industrial parts, business products and electrical/electronic materials, our business depends on developing and maintaining close and productive relationships with our vendors. We depend on our vendors to sell us quality products at favorable prices. Many factors outside our control, including, without limitation, raw material shortages, inadequate manufacturing capacity, labor disputes, transportation disruptions, tax and legislative uncertainties or weather conditions, could adversely affect our vendors’ ability to deliver to us quality merchandise at favorable prices in a timely manner.
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
Our increased debt levels could adversely affect our cash flow and prevent us from fulfilling our obligations.
We have an unsecured revolving credit facility and unsecured senior notes, which could have important consequences to our financial health. For example, our level of indebtedness could, among other things:
•make it more difficult to satisfy our financial obligations, including those relating to the senior unsecured notes and our credit facility;
•increase our vulnerability to adverse economic and industry conditions;
•limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage;
•require us to dedicate a substantial portion of our cash flows to service the principal and interest on the debt, reducing the funds available for other business purposes, such as working capital, capital expenditures or other cash requirements;
•limit our ability to incur additional debt with acceptable terms; and
•expose us to fluctuations in interest rates.
In addition, the terms of our financing obligations include restrictions, such as affirmative, negative and financial covenants, conditions on borrowing and subsidiary guarantees. A failure to comply with these restrictions could result in a default under our financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.    PROPERTIES.
The Company’s corporate and Automotive Parts Group headquarters are located in two office buildings owned by the Company in Atlanta, Georgia.
The Company’s Automotive Parts Group currently operates 57 NAPA Distribution Centers in the United States distributed among eight geographic divisions. Approximately 90% of the distribution center properties are owned by the Company. At December 31, 2017, the Company operated approximately 1,100 NAPA AUTO PARTS stores located in 45 states, and the Company had either a noncontrolling, controlling or other interest in 200 additional auto parts stores in 14 states. Other than NAPA AUTO PARTS stores located within Company owned distribution centers, the majority of the automotive parts stores in which the Company has an ownership interest are operated in leased facilities. In addition, NAPA Canada/UAP operates 12 distribution centers, one fabrication/remanufacturing facility and approximately 188 automotive parts and Traction stores in Canada. In Mexico, Auto Todo operates 11 distribution centers, one automotive parts store, and one tire center, and NAPA Mexico operates one distribution center and 13 automotive parts stores. These operations in both Canada and Mexico are conducted in leased facilities. GPC Asia Pacific operates throughout Australia and New Zealand with 12 distribution centers, 482 auto parts stores, primarily under the Repco banner, and 78 branches associated with the Ashdown Ingram, Motospecs, McLeod and RDA Brakes operations. These distribution center, store and branch operations are conducted in leased facilities. In 2017, the Company expanded its global distribution network to Europe through the Alliance Automotive Group acquisition described above. In France, the Company operates 15 distribution centers and 220 company-owned stores. In the U.K., the Company operates 25 distribution centers and 106 company-owned stores. In Germany, the Company operates eight distribution centers and 37 company-owned stores. Alliance Automotive Group serves affiliated outlets in Poland, but has no company-owned operations in that country. AAG's locations are operated in leased facilities, other than three distribution centers and the U.K. country office which are company-owned.
The Company’s Automotive Parts Group also operates four Balkamp distribution and redistribution centers, four Rayloc distribution facilities and four transfer and shipping facilities. Two of the Balkamp distribution centers and the four Rayloc distribution facilities are conducted in facilities owned by the Company. Altrom Canada operates two import automotive parts distribution centers and 26 branches, and Altrom America operates two import automotive parts distribution centers and eight branches. The Heavy Vehicle Parts Group operates three TW distribution centers, which serve 27 Traction stores of which 20 are company owned and located in the U.S. These operations are all conducted in leased facilities.
The Company’s Industrial Parts Group, operating through Motion and Motion Canada, operates 14 distribution centers, 43 service centers and 498 branches. Approximately 90% of these locations are operated in leased facilities and the remainder are Company owned.
The Company’s Business Products Group operates 49 facilities in the United States and six facilities in Canada distributed among the Group’s four geographic divisions. Approximately 75% of these facilities are operated in leased buildings and the remainder are Company owned.
The Company’s Electrical/Electronic Materials Group operates in 38 locations in the United States, one location in Puerto Rico, one location in the Dominican Republic, three locations in Mexico and one location in Canada. All of this Group’s 44 facilities are operated in leased buildings.
We believe that our facilities on the whole are in good condition, are adequately insured, are fully utilized and are suitable and adequate to conduct the business of our current operations.
For additional information regarding rental expense on leased properties, see Note 5 of Notes to Consolidated Financial Statements beginning on page F-1.

ITEM 3.    LEGAL PROCEEDINGS.
The Company is subject to various legal and governmental proceedings, many involving routine litigation incidental to the businesses, including approximately 2,170 product liability lawsuits resulting from its national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts distributed by the Company. While litigation of any type contains an element of uncertainty, the Company believes that its defense and ultimate resolution of pending and reasonably anticipated claims will continue to occur within the ordinary course of the Company’s business and that resolution of these claims will not have a material effect on the Company’s business, results of operations or financial condition.

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
Market Information Regarding Common Stock
The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol “GPC”. The following table sets forth the high and low sales prices for the common stock per quarter as reported on the New York Stock Exchange and dividends per share of common stock paid during the last two fiscal years:

	Sales Price of Common Shares
	2017		2016
	High	Low	High	Low
Quarter
First	$100.90	$91.93	$99.59	$76.50
Second	95.87	88.88	101.28	92.25
Third	97.65	79.86	105.97	95.96
Fourth	98.63	84.71	100.34	86.61

	Dividends Declared per Share
	2017	2016
Quarter
First	$0.6750	$0.6575
Second	0.6750	0.6575
Third	0.6750	0.6575
Fourth	0.6750	0.6575

Stock Performance Graph
Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return on the Company’s Common Stock against the cumulative total shareholder return of the Standard and Poor’s 500 Stock Index and a peer group composite index structured by the Company as set forth below for the five year period that commenced December 31, 2012 and ended December 31, 2017. This graph assumes that $100 was invested on December 31, 2012 in Genuine Parts Company Common Stock, the S&P 500 Stock Index (the Company is a member of the S&P 500, and its cumulative total shareholder return went into calculating the S&P 500 results set forth in the graph) and the peer group composite index as set forth below and assumes reinvestment of all dividends.

Comparison of five year cumulative total shareholder return

Genuine Parts Company, S&P 500 Index and peer group composite index

Cumulative Total Shareholder Return $ at Fiscal Year End	2012	2013	2014	2015	2016	2017
Genuine Parts Company	100.00	134.71	177.18	146.63	167.61	172.88
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Peer Index	100.00	143.10	148.58	138.13	151.01	171.56
In constructing the peer group composite index (“Peer Index”) for use in the stock performance graph above, the Company used the shareholder returns of various publicly held companies (weighted in accordance with each company’s stock market capitalization at December 31, 2012 and including reinvestment of dividends) that compete with the Company in three industry segments: automotive parts, industrial parts and business products (each group of companies included in the Peer Index as competing with the Company in a separate industry segment is hereinafter referred to as a “Peer Group”). Included in the automotive parts Peer Group are those companies making up the Dow Jones U.S. Auto Parts Index (the Company is a member of such industry group, and its individual shareholder return was included when calculating the Peer Index results set forth in the performance graph). Included in the industrial parts Peer Group are Applied Industrial Technologies, Inc. and Kaman Corporation and included in the business products Peer Group is Essendant. The Peer Index does not break out a separate electrical/electronic peer group due to the fact that there is currently no true market comparative to EIS. The electrical/electronic component of sales is redistributed to the Company’s other segments on a pro rata basis to calculate the final Peer Index.

In determining the Peer Index, each Peer Group was weighted to reflect the Company’s annual net sales in each industry segment. Each industry segment of the Company comprised the following percentages of the Company’s net sales for the fiscal years shown:

Industry Segment	2012	2013	2014	2015	2016	2017
Automotive Parts	49%	53%	53%	52%	53%	53%
Industrial Parts	34%	31%	31%	30%	30%	30%
Business Products	13%	12%	11%	13%	13%	12%
Electrical/Electronic Materials	4%	4%	5%	5%	4%	5%
Holders
As of December 31, 2017, there were 4,497 holders of record of the Company’s common stock. The number of holders of record does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.
Issuer Purchases of Equity Securities
The following table provides information about the purchases of shares of the Company’s common stock during the three month period ended December 31, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2017 through October 31, 2017	—	—	—	17,388,516
November 1, 2017 through November 30, 2017	3,827	$90.31	—	17,388,516
December 1, 2017 through December 31, 2017	68,820	$94.13	17,313	17,371,203
Totals	72,647	$93.93	17,313	17,371,203

(1)
Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)
On November 17, 2008, and August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15 million shares and 15 million shares, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 2.4 million shares authorized in the 2008 plan and 15.0 million shares authorized in 2017 remain available to be repurchased by the Company. There were no other plans announced as of December 31, 2017.

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

Year Ended December 31,	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Net sales	$16,308,801	$15,339,713	$15,280,044	$15,341,647	$14,077,843
Cost of goods sold	11,402,403	10,740,106	10,724,192	10,747,886	9,857,923
Operating and non-operating expenses, net	3,897,130	3,525,267	3,432,171	3,476,022	3,175,616
Income before taxes	1,009,268	1,074,340	1,123,681	1,117,739	1,044,304
Income taxes	392,511	387,100	418,009	406,453	359,345
Net income	$616,757	$687,240	$705,672	$711,286	$684,959
Weighted average common shares outstanding during year — assuming dilution	147,701	149,804	152,496	154,375	155,714
Per common share:
Diluted net income	$4.18	$4.59	$4.63	$4.61	$4.40
Dividends declared	2.70	2.63	2.46	2.30	2.15
December 31 closing stock price	95.01	95.54	85.89	106.57	83.19
Total debt, less current maturities	2,550,020	550,000	250,000	500,000	500,000
Total equity	3,464,156	3,207,356	3,159,242	3,312,364	3,358,768
Total assets	$12,412,381	$8,859,400	$8,144,771	$8,246,238	$7,680,297

In 2017, the Company incurred $49.1 million ($28.0 million after-tax) in transaction-related costs primarily associated with the acquisition of Alliance Automotive Group. In addition, the Company recorded a $51.0 million tax expense related to the transition tax associated with foreign earnings and the revaluation of deferred tax assets and liabilities as required by the Tax Cuts and Jobs Act of 2017. The following table sets forth a reconciliation of net income and net income per common share to adjusted net income and adjusted diluted net income per common share to account for the impact of these adjustments. The Company does not, nor does it suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. The Company believes that the presentation of adjusted net income and adjusted net income per common share provides meaningful supplemental information to both management and investors that is indicative of the Company's core operations.

Year Ended December 31,	2017	2016
	(In thousands, except per share data)
GAAP net income	$616,757	$687,240
Diluted net income per common share	$4.18	$4.59

Add after-tax adjustments:
Transition tax and deferred tax revaluation	50,986	—
Transaction-related costs	28,039	—

Adjusted net income	$695,782	$687,240
Adjusted diluted net income per common share	$4.71	$4.59

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial parts and electrical materials and business products. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. The Company conducted business in 2017 throughout the United States, Canada, Australia, New Zealand, Mexico, the U.K., France, Germany, Poland and Puerto Rico from approximately 3,100 locations.

For the periods presented, the Company operates in four business segments: Automotive; Industrial; Business Products; and, Electrical and Electronic. Effective in 2018, EIS, our Electrical and Electronic business segment, will be identified as the Electrical Specialties Group of Motion Industries, and will be included within the results of our Industrial business segment. The combination of these two segments will provide strong economies of scale and greater operating efficiencies, which we intend to leverage. The opportunity to build synergies by sharing talent, physical resources, greater size and scale, and value-added expertise in each respective market channel is highly compelling. We anticipate this combination will create value for both our customers and all our stakeholders.
We recorded consolidated net sales of $16.3 billion for the year ended December 31, 2017, an increase of 6.3% compared to sales in 2016. Consolidated net income for the year ended December 31, 2017 was $617 million and diluted net income per share was $4.18. Adjusted net income was $696 million for the year ended December 31, 2017, and adjusted diluted net income per share was $4.71. Adjusted net income and adjusted diluted net income per share exclude the impact of transaction-related costs primarily related to the Company's acquisition of Alliance Automotive Group and the transition tax associated with foreign earnings and the revaluation of deferred tax assets and liabilities as required by the Tax Cuts and Jobs Act of 2017.
In 2017, our growth strategy centered around positioning the Company for sustained long term sales and earnings growth. We also executed on our initiatives to grow revenues and overcome the challenged sales environment in our U.S. automotive, business products and electrical/electronic businesses. Additionally, we were focused on creating a lower cost, but highly effective infrastructure. These efforts included steps to accelerate the integration of our acquisitions, investments to enhance our productivity and innovative strategies to offset rising costs.
Total sales in 2016 and 2015 were essentially flat relative to the prior year periods. Net income in 2016 was down by 3% and decreased by 1% in 2015 when compared to the prior year. Our revenue and earnings in 2016 reflected the impact of a challenging sales environment that persisted in the U.S. throughout the year. In 2015, revenue and earnings reflected a 3% negative impact of currency translation and after adjusting for this factor, the Company produced an increase in both sales and net income. Over the three year period of 2015 through 2017, our financial performance reflects a variety of initiatives the Company implemented to grow sales and earnings across our businesses. Examples of such initiatives include strategic acquisitions, the introduction of new and expanded product lines, including those carried by acquired companies, geographic expansion, sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives. We discuss these initiatives further below.
With regard to the December 31, 2017 consolidated balance sheet, the Company’s cash balance of $315 million compares to cash of $243 million at December 31, 2016. The Company continues to maintain a strong cash position, supported by relatively steady net income and effective asset management. Accounts receivable increased 25% from the prior year and is up 3% excluding the AAG and other recent acquisitions as well as the impact of foreign currency. The 3% increase compares to an approximate 4.5% sales increase in the fourth quarter of 2017. Inventory is up by approximately 17%, including the impact of acquisitions, and is relatively unchanged excluding the AAG and other recent acquisitions as well as the impact of foreign currency. Accounts payable increased 18% from the prior year, and is up 3% excluding the AAG and other recent acquisitions as well as the impact of foreign currency. The slight increase in accounts payable before these items reflects improved payment terms with certain suppliers offset by the decrease in purchases in the fourth quarter of the year. Total debt outstanding at December 31, 2017 was $3.2 billion, an increase from total debt of $875 million at December 31, 2016, which is related to the acquisition of AAG.

RESULTS OF OPERATIONS
Our results of operations are summarized below for the three years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
	(In thousands except per share data)
Net sales	$16,308,801	$15,339,713	$15,280,044
Gross margin	4,906,398	4,599,607	4,555,852
Net income	616,757	687,240	705,672
Diluted net income per common share	4.18	4.59	4.63
Net Sales
Consolidated net sales for the year ended December 31, 2017 totaled $16.3 billion, up 6.3% from 2016. 2017 net sales included a 4.4% contribution from acquisitions, net of store closures, an approximate 1.5% increase in core sales and an approximate 0.4% positive impact of currency translation. Core sales growth, which represents the Company's comparable sales, included an approximate 0.6% increase in sales volume and product inflation of approximately 0.9%. The impact of product inflation varied by business in 2017, as prices were up approximately 0.3% in the Automotive segment, up approximately 2.0% in the Industrial segment, up approximately 1.3% in the Electrical/Electronic segment and up approximately 0.6% in the Business Products segment. Due to the Company's global initiatives to grow revenues and create a lower cost, but highly effective infrastructure, it is well positioned for sustainable long-term growth.
Consolidated net sales for the year ended December 31, 2016 totaled $15.3 billion, up slightly from 2015. 2016 net sales included a 2.4% contribution from acquisitions, net of store closures, offset by a 1.1% decrease in core sales and an approximate 0.5% negative impact of currency translation. Additionally, the Company experienced product deflation of approximately 0.3%. The impact of product inflation/deflation varied by business in 2016 and, cumulatively, prices were down approximately 0.7% in the Automotive segment, up approximately 0.4% in the Industrial segment, up approximately 0.3% in the Business Products segment and down approximately 1.2% in the Electrical/Electronic segment.
Automotive Group
Net sales for the Automotive Group (“Automotive”) were $8.7 billion in 2017, a 7% increase from 2016. The increase in sales for the year consists of an approximate 5% contribution from acquisitions, a 1% comparable sales increase and an approximate 1% positive impact of currency translation associated with our automotive businesses in Canada, Australasia and Mexico. Automotive sales were also positively impacted by product inflation of 0.3%, which is included in the comparable sales increase. In 2017, total Automotive revenues were up 3% in the first quarter, up 4% in the second and third quarters and up 17% in the fourth quarter. The significant increase in fourth quarter sales relative to the first three quarters of 2017 primarily reflects the incremental revenues from the Alliance Automotive Group acquisition on November 2, 2017. Throughout 2017, the sales environment for the automotive aftermarket was stronger in our international markets of Canada, Australasia and Mexico than in the United States. In our view, however, the underlying fundamentals in the automotive aftermarket, including the overall number and age of the vehicle population as well as the positive increase in miles driven, remain supportive of sustained demand for automotive aftermarket maintenance and supply items across the markets we serve. We expect these fundamentals as well as key sales initiatives to drive sales growth for the Automotive business in 2018.
Net sales for the Automotive Group were $8.1 billion in 2016, a 1% increase from 2015. The increase in sales for the year consists of an approximate 1% comparable sales increase and a 1% contribution from acquisitions, less an approximate 1% negative impact of currency translation associated with our automotive businesses in Canada, Australasia and Mexico. Automotive sales were negatively impacted by product deflation of 0.7%, which is included in the comparable sales increase. In 2016, Automotive revenues were up 2% in the first quarter, down 1% in the second quarter, up 1.5% in the third quarter and up 2% in the fourth quarter.
Industrial Group
Net sales for Motion Industries, our Industrial Group (“Industrial”), were $5.0 billion in 2017, up 7.2% from 2016. The increase in sales for the year reflects an approximate 4.4% comparable sales increase, a 2.6% contribution from acquisitions and a slight positive impact of currency translation associated with our Canadian and Mexican operations. Motion's sales were also positively impacted by product inflation of 2.0%, as a portion of this increase is passed through to customers and included in the comparable sales increase. Industrial revenues were up 7% in each of the four quarters in 2017, which correlates to the ongoing strength in the industrial economy throughout the year. This was evidenced by positive economic indicators such as Manufacturing Industrial Production, the Purchasing Managers Index, the level of exports and the continued stabilization of the energy sector. We believe the Industrial business is well positioned for ongoing profitable growth in 2018.

Net sales for Industrial were $4.6 billion in 2016, basically unchanged from 2015. An approximate 2.6% decrease in sales volumes and a slight negative impact of currency translation associated with our Canadian and Mexican operations were partially offset by higher transaction values associated with 0.4% product inflation and approximately 2% in sales from acquisitions. Industrial revenues were down 2.5% in the first quarter of 2016, down 2% in the second quarter, down 1% in the third quarter and up 4% in the fourth quarter. The sequential improvement in this group's sales performance correlated to the growing strength in the industrial economy during the year. In addition, the energy sector, which had contracted throughout 2015 and the first half of 2016, began to stabilize over the last half of 2016.
Business Products Group
Net sales for S. P. Richards, our Business Products Group (“Business Products”), were $2.0 billion in 2017, an increase of 1.5% from 2016. The increase in sales reflects a 4.8% contribution from acquisitions, offset by an approximate 3.3% decrease in comparable sales, inclusive of a 0.6% increase in higher transaction values associated with price inflation. Sales were up 9% in the first quarter, up 5% in the second quarter, down 5% in the third quarter and down 2% in the fourth quarter of 2017. While the business products industry continues to face significant challenges, our strategy to diversify our traditional product offering into the large and growing Facilities, Breakroom and Safety Supplies (FBS) category has proven beneficial. Looking ahead, we remain focused on our core growth initiatives and the further diversification of this business, but will continue to evaluate all opportunities that may help us more effectively navigate the difficult industry dynamics in which we compete.
Net sales for Business Products were $2.0 billion in 2016, an increase of 2% from 2015. The increase in sales reflects an approximate 7% contribution from acquisitions and a 0.3% increase in higher transaction values associated with price inflation. These items were offset by an approximate 6% decrease in sales volume. Sales were down 3% in the first quarter, up 1% in the second quarter, up 5% in the third quarter and up 4% in the fourth quarter of 2016. Overall, this growth was driven by our strategy to further diversify the Business Products business in the FBS category.
Electrical/Electronic Group
Net sales for EIS, our Electrical and Electronic Group (“Electrical/Electronic”), were $781 million in 2017, an increase of 9.1% from 2016. The increase in sales consists of an 8.3% contribution from acquisitions and an approximate 1% benefit from copper pricing, which were partially offset by a slight decline in comparable sales for the year. Sales were also positively impacted by product inflation of 1.3%, which is included in comparable sales. Sales for Electrical/Electronic increased by 5% in the first quarter, 11% in the second quarter, 12% in the third quarter and 9% in the fourth quarter, relative to the prior year periods. These quarterly sales increases primarily reflect the benefit of acquisitions.
Net sales for Electrical/Electronic were $716 million in 2016, a decrease of 5% from 2015. The decrease in sales consists of an approximate 4% decline in sales volume, a 1.2% decrease from lower transaction values associated with price deflation and a 0.5% negative sales impact of copper pricing. These items were partially offset by an approximate 1% contribution from acquisitions. Sales for Electrical/Electronic decreased by 3% in the first quarter, 5% in the second quarter, 9% in the third quarter and were unchanged in the fourth quarter, relative to the prior year periods. The manufacturing segment of the economy was relatively weak in 2016, which pressured demand across the markets served by this business.
Cost of Goods Sold
The Company includes in cost of goods sold the actual cost of merchandise, which represents the vast majority of this line item. Other items in cost of goods sold include warranty costs and in-bound freight from the suppliers, net of any vendor allowances and incentives. Cost of goods sold was $11.40 billion in 2017, $10.74 billion in 2016 and $10.72 billion in 2015. Cost of goods sold in 2017 and 2016 changed from the prior year periods in accordance with the related percentage change in sales for the same periods. In addition, the Company incurred costs of $49.1 million primarily related to the Alliance Automotive Group acquisition, of which $5.6 million was recorded to cost of goods sold in 2017. For these periods, total product inflation or deflation was less than 1% and actual costs were relatively unchanged from the prior year. Cost of goods sold represented 69.9% of net sales in 2017, 70.0% of net sales in 2016 and 70.2% of net sales in 2015 thus, as a percent of net sales, decreased slightly in 2017 and 2016.
In 2017, each of the Company's business segments experienced vendor price increases, while in 2016 and 2015, only the Industrial and Business Products segments experienced vendor price increases. In any year where we experience price increases, we are able to work with our customers to pass most of these along to them.
Operating Expenses
The Company includes in selling, administrative and other expenses (“SG&A”), all personnel and personnel-related costs at its headquarters, distribution centers, stores and branches, which accounts for approximately 65% of total SG&A. Additional costs in SG&A include our facilities, delivery, marketing, advertising, technology, digital, legal and professional costs.

SG&A of $3.71 billion in 2017 increased by $334 million or approximately 10% from 2016. This represents 22.7% of net sales compared to 22.0% of net sales in 2016. The increase in SG&A expenses from the prior year reflect a combination of factors, including the impact of increased sales for the year. We also experienced rising costs in areas such as labor, freight, technology, warehousing, insurance, healthcare and other employee benefits. Further, we incurred incremental costs associated with our 15 acquisitions during the year and, in addition, recorded $43.5 million in transaction-related costs primarily associated with the acquisition of Alliance Automotive Group. Finally, our SG&A expenses reflect the impact of higher cost, and higher gross margin, models at select acquisitions, including Alliance Automotive Group. The increase in SG&A expenses as a percentage of net sales from the prior year reflect the increases in costs described above as well as the loss of leverage associated with the Company's 1.5% consolidated comparable sales growth. To improve on our SG&A expense levels, we continue to work towards a lower cost, but highly effective infrastructure. These efforts include steps to accelerate the integration of our acquisitions, investments to enhance our productivity and innovative strategies to unlock greater savings and efficiencies.
Depreciation and amortization expense was $168 million in 2017, an increase of approximately $20 million or 14% from 2016, due primarily to the impact of acquisitions. The provision for doubtful accounts was $14 million in 2017, a $2 million increase from 2016. We believe the Company is adequately reserved for bad debts at December 31, 2017.
SG&A of $3.37 billion in 2016 increased by $93 million or approximately 3% from 2015. This represents 22.0% of net sales compared to 21.4% of net sales in 2015. The increase in SG&A expenses from the prior year reflects the year one costs associated with our 19 acquisitions, as well as the impact of higher cost, and higher gross margin, models at select acquisitions. The increase in SG&A expenses as a percentage of net sales from the prior year reflect the loss of leverage due to negative comparable sales in our U.S. Automotive, Industrial, Business Products and Electrical/Electronic businesses. Depreciation and amortization expense was $147 million in 2016, an increase of approximately $6 million or 4% from 2015. The provision for doubtful accounts was $12 million in 2016, a decrease of $1 million from 2015.
Total share-based compensation expense for the years ended December 31, 2017, 2016 and 2015 was $16.9 million, $19.7 million and $17.7 million, respectively. Refer to Note 6 of the Consolidated Financial Statements for further information regarding share-based compensation.
Non-Operating Expenses and Income
Non-operating expenses consist primarily of interest. Interest expense was $41 million in 2017, $21 million in 2016 and $22 million in 2015. The $20 million increase in interest expense in 2017 reflects the combination of higher debt levels throughout the year and rising interest rates on certain variable interest debt instruments. In addition, the Company further increased its debt levels with the acquisition of Alliance Automotive Group on November 2, 2017. The $1 million decrease in interest expense in 2016 compared to 2015 reflects the more favorable interest rate on certain debt, which was renewed in November 2016. This was partially offset by new long-term debt, which commenced in July 2016.
In “Other”, the net benefit of interest income, equity method investment income, investment dividends and noncontrolling interests in 2017 was $31 million, a $5 million increase from the prior year. The increase in Other reflects the incremental investment income associated with the Company's April 2017 Inenco investment as well as higher interest income earned in 2017 relative to 2016. These items totaled $26 million in 2016, an increase from $21 million in 2015 due to higher interest income earned in 2016 relative to 2015.
Income Before Income Taxes
Income before income taxes was $1.0 billion in 2017, down 6% from 2016. As a percentage of net sales, income before income taxes was 6.2% in 2017 compared to 7.0% in 2016. Adjusted for $49.1 million in transaction-related costs primarily associated with the Company's acquisition of Alliance Automotive Group on November 2, 2017, income before income taxes was down 1% from 2016 and 6.5% of net sales. In 2016, income before income taxes was $1.1 billion, down 4% from 2015 and as a percentage of net sales was 7.0% compared to 7.4% in 2015.
Automotive Group
Automotive income before income taxes as a percentage of net sales, which we refer to as operating margin, decreased to 8.3% in 2017 from 8.8% in 2016. The decrease in margin reflects the loss of expense leverage due to 1% growth in comparable sales for Automotive, as this group requires approximately 3% comparable sales growth to leverage its fixed costs. In addition, rising costs in several areas negatively impacted Automotive's margin. To improve Automotive's operating margin, this group is focused on several initiatives to grow sales and has also enhanced its cost management initiatives to drive savings in 2018 and the years ahead.
Automotive’s operating margin of 8.8% in 2016 was down from 9.1% in 2015 due to the loss of expense leverage on weak comparable sales in the U.S.

Industrial Group
Industrial’s operating margin was 7.7% in 2017, which is up from 7.3% in 2016. The improvement in operating margin for this group primarily reflects the positive impact of stronger sales growth in 2017 relative to 2016, driven by an improved industrial economy. Gross margins benefited from the increase in supplier incentives and rebates and operating expenses were better leveraged. Industrial enters 2018 in position to further expand their operating margin.
Industrial’s operating margin was 7.3% in 2016, which was unchanged from 2015. The constant margin primarily reflects improved gross margins and cost savings associated with initiatives to consolidate locations during 2016, which were partially offset by continued pressure on operating expenses associated with the decrease in comparable sales for the year.
Business Products Group
Business Product's operating margin decreased to 4.9% in 2017 from 5.9% in 2016, as gross margin pressures associated with lower supplier incentives as well as rising costs and the deleveraging of expenses due to comparable sales declines in this group's core office supplies business continue to weigh on the operating margin for this business. The Business Products Group enters 2018 focused on its core growth initiatives, the further diversification of its business and the evaluation of options for new and enhanced opportunities that may serve to more effectively navigate the difficult industry dynamics in which we compete.
Business Product's operating margin decreased to 5.9% in 2016 from 7.3% in 2015, primarily due to gross margin pressures associated with lower supplier incentives and the deleveraging of expenses due to comparable sales declines in the core office supplies business.
Electrical/Electronic Group
Electrical/Electronic’s operating margin was 7.2% in 2017, a decrease from 8.5% in 2016, as changes in product mix pressured gross margins and operating expenses were deleveraged due to the slight decline in comparable sales for the year. We expect further cost savings in 2018, as this group combines with the Industrial Parts Group.
Electrical/Electronic’s operating margin decreased to 8.5% in 2016 from 9.3% in 2015, primarily due to changes in product mix that pressured gross margins as well as deleveraging of operating expenses due to lower comparable sales from the previous year. These items were partially offset by cost savings initiatives to consolidate locations.
Income Taxes
The Tax Cuts and Jobs Act was enacted December 22, 2017. While not all inclusive, these are the provisions of the Act that materially impact the Company. It reduces the U.S. federal corporate tax rate from 35% to 21% for taxable years starting after December 31, 2017, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were not previously subject to U.S. Federal income tax and creates new taxes on certain foreign sourced earnings.
The effective income tax rate of 38.9% in 2017 increased from 36.0% in 2016. The increase in rate reflects the $51 million tax expense related to the transition tax associated with foreign earnings and the revaluation of deferred tax assets and liabilities as required by the Tax Cuts and Jobs Act of 2017. Excluding this one-time tax expense, our adjusted 2017 income tax rate would have been 33.8%, which reflects a favorable mix of U.S. and foreign earnings, including Alliance Automotive Group acquired November 2, 2017.
The effective income tax rate of 36.0% in 2016 decreased from 37.2% in 2015. The decrease in rate primarily reflects the Company's lower mix of U.S. earnings in 2016, which is taxed at a higher rate relative to our foreign operations. Additionally, the more favorable retirement asset valuation adjustment in 2016 relative to 2015 resulted in the decrease in rate.
Net Income
Net income was $617 million in 2017, a decrease of 10.3% from $687 million in 2016. On a per share diluted basis, net income was $4.18 in 2017, down 8.9% compared to $4.59 in 2016. Net income was 3.8% of net sales in 2017 compared to 4.5% of net sales in 2016. Adjusted net income was $696 million in 2017, up 1.2% from 2016, and on a per share diluted basis, adjusted net income was $4.71, a 2.6% increase compared to $4.59 in in 2016. Adjusted net income and adjusted diluted net income per share exclude the impact of transaction related costs primarily related to the Company's acquisition of Alliance Automotive Group and the one-time transition tax associated with foreign earnings and the revaluation of deferred tax assets and liabilities as required by the Tax Cuts and Jobs Act of 2017.
Net income was $687 million in 2016, a decrease of 3% from $706 million in 2015. On a per share diluted basis, net income was $4.59 in 2016, down 1% compared to $4.63 in 2015. Net income was 4.5% of net sales in 2016 compared to 4.6% of net sales in 2015.

FINANCIAL CONDITION
The Company’s cash balance of $315 million at December 31, 2017 compares to cash of $243 million at December 31, 2016, as discussed further below. Accounts receivable at December 31, 2017 increased by approximately 25% from the prior year, and is up 3% excluding the AAG and other recent acquisitions as well as the impact of foreign currency. The 3% increase compares to an approximate 4.5% sales increase in the fourth quarter of 2017. We are satisfied with the quality and collectibility of our accounts receivable. Inventory at December 31, 2017 increased from the prior year by approximately 17%, and is relatively unchanged excluding the AAG and other recent acquisitions as well as the impact of foreign currency. Accounts payable increased 18% from the prior year, and is up 3% excluding the AAG and other recent acquisitions as well as the impact of foreign currency. The slight increase in accounts payable before these items reflects improved payment terms with certain suppliers offset by the decrease in purchases in the fourth quarter of the year.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s sources of capital consist primarily of cash flows from operations, supplemented as necessary by private issuances of debt and bank borrowings. We have $3.25 billion of total debt outstanding at December 31, 2017, of which $50 million matures in July 2021, $250 million matures in December 2023, €225 million matures on October 30, 2024, $250 million matures in November 2026, €250 million matures on October 30, 2027, $120 million matures on October 30, 2027, €125 million matures on October 30, 2029 and €100 million matures on October 30, 2032. In addition, the Company has a multi-currency Syndicated Facility Agreement (the "Syndicated Facility") with a consortium of financial institutions. The Syndicated Facility includes a $1.5 billion multi-currency revolving credit facility and a $1.1 billion Term Loan A, of which the Revolving Credit Facility and Term Loan A have $590 million and $1.1 billion, respectively, outstanding at December 31, 2017. Currently, we believe that our cash on hand and available short-term and long-term sources of capital are sufficient to fund the Company’s operations, including working capital requirements, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, income tax obligations, dividends, share repurchases and contemplated acquisitions.
The ratio of current assets to current liabilities was 1.3 to 1 and 1.4 to 1 at December 31, 2017 and 2016, respectively, and our liquidity position remains solid. The Company’s total debt outstanding at December 31, 2017 increased by $2.4 billion or 270% from December 31, 2016, due primarily to the 15 acquisitions made in 2017.
Sources and Uses of Net Cash
A summary of the Company’s consolidated statements of cash flows is as follows:

	Year Ended December 31,			Percent Change
Net Cash Provided by (Used in):	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(In thousands)
Operating activities	$815,043	$946,078	$1,159,373	(14)%	(18)%
Investing activities	(1,630,280)	(593,999)	(263,627)	174%	125%
Financing activities	872,059	(322,406)	(806,074)	370%	(60)%
Net Cash Provided by Operating Activities:
The Company continues to generate cash, and in 2017, net cash provided by operating activities totaled $815 million. This reflects a $131 million or 14% decrease from 2016, and represents the lower source of cash from trade accounts receivable, merchandise inventories, trade accounts payable and other short term assets and liabilities, collectively, relative to 2016. Other changes in operating activities were essentially offsetting.
Net cash provided by operating activities was $946 million in 2016, an 18% decrease from 2015 due primarily to the change in trade accounts receivable, merchandise inventories, and trade accounts payable, which, collectively, net to a $123 million source of cash in 2016 compared to a $312 million source of cash in 2015.
Net Cash Used in Investing Activities:
Net cash flow used in investing activities was $1.63 billion in 2017 compared to $594 million in 2016, a $1.04 billion or 174% increase. Cash used for acquisitions of businesses and other investing activities in 2017 was $1.49 billion, or $1.03 billion more than in 2016. Primarily, this increase reflects the Company's purchase of Alliance Automotive Group. Capital expenditures of $157 million in 2017 compare to $161 million in 2016 and were within the range of our original estimate of $145 to $165 million for the year. We estimate that cash used for capital expenditures in 2018 will be approximately $200 to $220 million.

Net cash flow used in investing activities was $594 million in 2016 compared to $264 million in 2015, an increase of 125%. Cash used for acquisitions of businesses and other investing activities in 2016 was $462 million, or $299 million more than in 2015. Capital expenditures of $161 million in 2016 were $51 million more than in 2015, which was at the high end of our original estimate of $140 to $160 million for the year.
Net Cash Provided by (Used in) Financing Activities:
Net cash provided by financing activities in 2017 totaled $872 million, an increase of $1.19 billion or 370% from the $322 million used in financing activities in 2016. Primarily, the increase reflects additional borrowings associated with the Company's purchase of AAG. Cash used in financing activities in 2016 was down 60% from the $806 million used in 2015. For the three years presented, the Company's financing activities included the use of cash for dividends paid to shareholders and repurchases of the Company’s common stock. The Company paid dividends to shareholders of $395 million, $387 million and $368 million during 2017, 2016 and 2015, respectively. The Company expects this trend of increasing dividends to continue in the foreseeable future. During 2017, 2016 and 2015, the Company repurchased $174 million, $181 million and $292 million, respectively, of the Company’s common stock. We expect to remain active in our share repurchase program, but the amount and value of shares repurchased will vary. In 2016, net cash used in financing activities was partially offset by approximately $250 million in net proceeds from debt.
Notes and Other Borrowings
The Company maintains a $2.6 billion syndicated credit facility with a consortium of financial institutions, which matures in June 2022 with an option to decrease the borrowing capacity or terminate the Syndicated Facility with appropriate notice and bears interest at LIBOR plus a margin, which is based on the Company’s debt to earnings before interest, tax, depreciation and amortization (EBITDA) ratio (2.69% at December 31, 2017). The Company also has the option to increase the borrowing capacity up to an additional $1 billion, as well as an option to decrease the borrowing capacity or terminate the facility with appropriate notice. At December 31, 2017, approximately $1.7 billion were outstanding under this line of credit. Due to the workers’ compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of approximately $62 million and $65 million outstanding at December 31, 2017 and 2016, respectively.
At December 31, 2017, the Company had unsecured Senior Notes outstanding under financing arrangement as follows: $50 million series G senior unsecured notes, 2.39% fixed, due 2021; $250 million series F senior unsecured notes, 2.99% fixed, due 2023; €225 million series J senior unsecured notes, 1.4% fixed, maturing on October 30, 2024; $250 million series H senior unsecured notes, 2.99% fixed, due 2026; €250 million series K senior unsecured notes, 1.81% fixed, maturing on October 30, 2027; $120 million series I senior unsecured notes, 3.70% fixed, maturing on October 30, 2027; €125 million series L senior unsecured notes, 2.02% fixed, maturing on October 30, 2029; and €100 million series M senior unsecured notes, 2.32% fixed, maturing on October 30, 2032. These borrowings contain covenants related to a maximum debt to EBITDA ratio and certain limitations on additional borrowings. At December 31, 2017, the Company was in compliance with all such covenants. The weighted average interest rate on the Company’s total outstanding borrowings was approximately 2.70% at December 31, 2017 and 2.39% at December 31, 2016. Total interest expense, net of interest income, for all borrowings was $38.7 million, $19.5 million and $20.4 million in 2017, 2016 and 2015, respectively.
Contractual and Other Obligations
The following table shows the Company’s approximate obligations and commitments, including interest due on credit facilities, to make future payments under specified contractual obligations as of December 31, 2017:
Contractual Obligations

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Credit facilities	$3,522,700	$681,800	$266,100	$974,200	$1,600,600
Operating leases	1,140,000	299,200	406,900	196,300	237,600
Total contractual cash obligations	$4,662,700	$981,000	$673,000	$1,170,500	$1,838,200
Due to the uncertainty of the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2017, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $17 million of unrecognized tax benefits and the provisional $37 million one-time transition tax estimate related to the Act have been excluded from the contractual obligations table above. Refer to Note 7 of the Consolidated Financial Statements for a discussion on income taxes.

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
The Company guarantees the borrowings of certain independently owned automotive parts stores (independents) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (affiliates). The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantee. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings. The following table shows the Company’s approximate commercial commitments as of December 31, 2017:
Other Commercial Commitments

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Line of credit	$—	$—	$—	$—	$—
Standby letters of credit	62,019	62,019	—	—	—
Guaranteed borrowings of independents and affiliates	616,710	220,364	390,144	6,202	—
Total commercial commitments	$678,729	$282,383	$390,144	$6,202	$—
In addition, the Company sponsors defined benefit pension plans that may obligate us to make contributions to the plans from time to time. Contributions in 2017 were $53 million. We expect to make $47 million in cash contributions to our qualified defined benefit plans in 2018, and contributions required for 2018 and future years will depend on a number of unpredictable factors including the market performance of the plans’ assets and future changes in interest rates that affect the actuarial measurement of the plans’ obligations.
Share Repurchases
In 2017, the Company repurchased approximately 1.9 million shares and the Company had remaining authority to purchase approximately 17.4 million shares at December 31, 2017.

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
Allowance for Doubtful Accounts — Methodology
The Company evaluates the collectability of trade accounts receivable based on a combination of factors. The Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and periodically adjusts this estimate when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2017, 2016 and 2015, the Company recorded provisions for doubtful accounts of approximately $13.9 million, $11.5 million, and $12.4 million, respectively.
Consideration Received from Vendors
The Company may enter into agreements at the beginning of each year with many of its vendors that provide for inventory purchase incentives. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of these incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes the Company will continue to receive consideration from vendors in 2018 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future or that we will be able to achieve the specified volumes necessary to take advantage of such incentives.
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
Employee Benefit Plans
The Company’s benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of the Company’s pension plan assets. The plans in Europe are unfunded and therefore there are no plan assets. The pension plan investment strategy implemented by the Company’s management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in the U.S. and Canada, as well as fiduciary standards. The long-term primary objectives for the pension plan funds are to provide for a reasonable amount of long-term growth of capital without undue exposure to risk, protect the assets from erosion of purchasing power and provide investment results that meet or exceed the pension plans’ actuarially assumed long term rates of return. The Company’s investment strategy with respect to pension plan assets is to generate a return in excess of the passive portfolio benchmark (47% S&P 500 Index, 5% Russell Mid Cap Index, 7% Russell 2000 Index, 5% MSCI EAFE Index, 5% DJ Global Moderate Index, 3% MSCI Emerging Market Net, and 28% BarCap U.S. Govt/Credit).
We make several critical assumptions in determining our pension plan assets and liabilities and related pension income. We believe the most critical of these assumptions are the expected rate of return on plan assets and the discount rate. Other assumptions we make relate to employee demographic factors such as rate of compensation increases, mortality rates, retirement patterns and turnover rates. Refer to Note 8 of the Consolidated Financial Statements for more information regarding these assumptions.
Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2018 pension income is 7.20% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.
The discount rate is chosen as the rate at which pension obligations could be effectively settled and is based on capital market conditions as of the measurement date. We have matched the timing and duration of the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed income debt instruments to select our discount rate. Based upon this cash flow matching analysis, we selected a weighted average discount rate for the plans of 3.70% at December 31, 2017.

Net periodic benefit income for our defined benefit pension plans was $12.6 million, $13.4 million, and $5.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The income associated with the pension plans in 2017, 2016 and 2015 reflects the impact of the hard freeze effective December 31, 2013. Refer to Note 8 of the Consolidated Financial Statements for more information regarding employee benefit plans.

Business Combinations
From time to time, the Company may enter into business combinations. The Company generally recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. The Company measures goodwill as the excess of consideration transferred, which the Company also measures at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires the Company to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities, including those related to debt, pensions and other postretirement plans, uncertain tax positions, contingent consideration and contingencies. This method also requires the Company to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If the Company is required to adjust provisional amounts that it has recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on the its financial condition and results of operations.
Significant estimates and assumptions in estimating the fair value of acquired customer relationships and other identifiable intangible assets include future cash flows that the Company expects to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, the Company could record impairment charges. In addition, the Company has estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If the Company's estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.

QUARTERLY RESULTS OF OPERATIONS
The following is a summary of the quarterly results of operations for the years ended December 31, 2017 and 2016:

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(In thousands except per share data)
2017
Net sales	$3,905,641	$4,100,178	$4,095,906	$4,207,076
Gross profit	1,155,721	1,239,712	1,226,890	1,284,075
Net income	160,160	189,972	158,442	108,183
Earnings per share:
Basic	1.08	1.29	1.08	0.74
Diluted	1.08	1.29	1.08	0.73
2016
Net sales	$3,718,267	$3,899,638	$3,941,743	$3,780,065
Gross profit	1,104,471	1,165,452	1,198,601	1,131,083
Net income	158,025	191,369	185,326	152,520
Earnings per share:
Basic	1.06	1.28	1.24	1.03
Diluted	1.05	1.28	1.24	1.02
We recorded the quarterly earnings per share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share will not necessarily total the annual basic and diluted earnings per share.
The preparation of interim consolidated financial statements requires management to make estimates and assumptions for the amounts reported in the interim condensed consolidated financial statements. Specifically, the Company makes estimates and assumptions in its interim condensed consolidated financial statements for inventory adjustments, the accrual of bad debts, the accrual of insurance reserves, customer sales returns and volume incentives earned, among others. Inventory adjustments (including adjustments for a majority of inventories that are valued under the last-in, first-out (LIFO) method) are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment and LIFO valuation, which is performed each year-end. Reserves for bad debts, insurance and customer sales returns are estimated and accrued on an interim basis based upon historical experience. Volume incentives are estimated based upon cumulative and projected purchasing levels. Income taxes are estimated on an interim basis to reflect the impact of tax reform assumptions and other considerations. The estimates and assumptions for interim reporting may change upon final determination at year-end, and such changes may be significant. The effect of these adjustments in 2017 and 2016 was not significant.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses.
Foreign Currency
The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. For the periods presented, the Company’s principal foreign currency exchange exposure is the Canadian dollar, the functional currency of our Canadian operations, the Australian dollar, the functional currency of our Australasian operations and, to a lesser extent, the Mexican peso, the functional currency of our Mexican operations. Effective in November 2017, the Company increased its foreign currency exchange exposure to include the Euro, the functional currency of our European operations. Foreign currency exchange exposure, particularly in regard to the Canadian and Australian dollar and, to a lesser extent, the Euro and Mexican peso, positively impacted our results for the year ended December 31, 2017.
During 2017 and 2016, it was estimated that a 10% shift in exchange rates between those foreign functional currencies and the U.S. dollar would have impacted translated net sales by approximately $287 million and $262 million, respectively. A 15% shift in exchange rates between those functional currencies and the U.S. dollar would have impacted translated net sales by approximately $430 million in 2017 and $393 million in 2016. A 20% shift in exchange rates between those functional currencies and the U.S. dollar would have impacted translated net sales by approximately $574 million in 2017 and $524 million in 2016.

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
Management’s report on internal control over financial reporting
A report of management’s assessment of our internal control over financial reporting, as such term is defined in SEC Rule 13a-15(f), as of December 31, 2017 is set forth in a separate section of this report. See “Index to Consolidated Financial Statements and Financial Statement Schedules” beginning on page F-1.

The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting”, which is set forth in a separate section of this report. See “Index to Consolidated Financial Statements and Financial Statement Schedules” beginning on page F-1.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Thomas C. Gallagher, age 70, retired as an employee of the Company on June 30, 2017. He continues to serve as Chairman of the Board. Previously, Mr. Gallagher served as Executive Chairman since May of 2016 and was Chief Executive Officer from August 2004 to April 2016 and has been Chairman of the Board since February 2005. Mr. Gallagher served as President of the Company from 1990 until January 2012 and Chief Operating Officer of the Company from 1990 until August 2004.
Paul D. Donahue, age 61, was appointed Chief Executive Officer of the Company in May 2016. Mr. Donahue has been President of the Company since January 2012 and a director of the Company since April 2012. Previously, Mr. Donahue served as President of the Company’s U.S. Automotive Parts Group from July 2009 to February 1, 2016. Mr. Donahue served as Executive Vice President of the Company from August 2007 until his appointment as President in 2012. Previously, Mr. Donahue was President and Chief Operating Officer of S.P. Richards Company from 2004 to 2007 and was Executive Vice President-Sales and Marketing in 2003, the year he joined the Company.
Carol B. Yancey, age 54, has been Executive Vice President and Chief Financial Officer of the Company since March 2013, and also held the additional title of Corporate Secretary of the Company up to February 2015. Ms. Yancey was Senior Vice President — Finance and Corporate Secretary from 2005 until her appointment as Executive Vice President — Finance in November 2012. Previously, Ms. Yancey was named Vice President of the Company in 1999 and Corporate Secretary in 1995.
Timothy P. Breen, age 57, was appointed President and Chief Executive Officer of Motion Industries in November 2014. Mr. Breen was President and Chief Operating Officer from 2013 until his appointment as President and Chief Executive Officer. Previously, Mr. Breen was the Executive Vice President and Chief Operating Officer from 2012 to 2013. Mr. Breen was the Senior Vice President of Motion’s U.S. Operations from 2011 to 2012 and was Senior Vice President and Group Executive from 2008 to 2011. Mr. Breen served as Vice President of Motion Industries from 2000 to 2008.
Lee A. Maher, age 62, was appointed President and Chief Operating Officer of the U.S. Automotive Parts Group in February 2016. Mr. Maher was Executive Vice President and Chief Operating Officer from 2013 until his appointment as President and Chief Operating Officer. Previously, Mr. Maher was the Executive Vice President from December 2009 to 2013. Mr. Maher served as Vice President of the U.S. Automotive Group's Midwest Division from 1998 to 2009.
James R. Neill, age 56, was appointed Senior Vice President of Human Resources of the Company in April 2014. Mr. Neill was Senior Vice President of Employee Development and HR Services from April 2013 until his appointment as Senior Vice President of Human Resources of the Company. Previously, Mr. Neill served as the Senior Vice President of Human Resources at Motion Industries from 2008 to 2013. Mr. Neill was Vice President of Human Resources at Motion from 2006 to 2007.
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

ITEM 11.    EXECUTIVE COMPENSATION.
Information required by this item is set forth under the headings “Executive Compensation”, “Additional Information Regarding Executive Compensation”, “2017 Grants of Plan-Based Awards”, “2017 Outstanding Equity Awards at Fiscal Year-End”, “2017 Option Exercises and Stock Vested”, “2017 Pension Benefits”, “2017 Nonqualified Deferred Compensation”, “Post Termination Payments and Benefits”, “Compensation, Nominating and Governance Committee Report”, “Compensation, Nominating and Governance Committee Interlocks and Insider Participation” and “Compensation of Directors” of the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Certain information required by this item is set forth below. Additional information required by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of the Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table gives information as of December 31, 2017 about the common stock that may be issued under all of the Company’s existing equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders:	2,579,696	(2)	$75.17	—
	1,619,932	(3)	$94.76	8,367,665	(5)
Equity Compensation Plans Not Approved by Shareholders:	96,630	(4)	n/a	903,370
Total	4,296,258		—	9,271,035

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
Report of independent registered public accounting firm on internal control over financial reporting
Report of independent registered public accounting firm on the financial statements
Consolidated balance sheets — December 31, 2017 and 2016
Consolidated statements of income and comprehensive income — Years ended December 31, 2017, 2016 and 2015
Consolidated statements of equity — Years ended December 31, 2017, 2016 and 2015
Consolidated statements of cash flows — Years ended December 31, 2017, 2016 and 2015
Notes to consolidated financial statements — December 31, 2017
(2)  Financial Statement Schedules
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

Exhibit 2.1
Genuine Parts Company Sale and Purchase Agreement relating to the Alliance Automotive Group by and between BCP Funds, AIG Managers, GPC Europe Acquisition Co. Limited and Genuine Parts Company dated September 22, 2017. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, dated October 26, 2017.)

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

Exhibit 10.29
Genuine Parts Company 364-Day Bridge Credit Agreement dated September 22, 2017 by and among Genuine Parts Company, J.P. Morgan Chase Bank, N.A., as administrative agent, and the other Lender Parties. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, dated October 26, 2017.)

Exhibit 10.30
Genuine Parts Company Amended and Restated Syndicated Facility Agreement dated October 30, 2017 by and among Genuine Parts Company, Bank of America, N.A., as administrative agent, and the other Lender Parties.

Exhibit 10.31
Genuine Parts Company Note Purchase Agreement dated October 30, 2017 by and among Genuine Parts Company, J.P. Morgan Securities, LLC and Merill Lynch, Pierce, Fenner & Smith Incorporated, as agents, and the other Lender Parties.

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

(i) the Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) the Consolidated Statements of Income and Comprehensive Income for the Years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Equity for the Years ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statements of Cash Flows for Years ended December 31, 2017, 2016 and 2015; (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text; and (vi) Financial Statement Schedule II — Valuation and Qualifying Accounts.

(b)  Exhibits
See the response to Item 15(a)(3) above.
(c)  Financial Statement Schedules
See the response to Item 15(a)(2) above.

SIGNATURES.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
GENUINE PARTS COMPANY

/s/ Paul D. Donahue	2/27/2018	/s/ Carol B. Yancey	2/27/2018
Paul D. Donahue	(Date)	Carol B. Yancey	(Date)
President and Chief Executive Officer		Executive Vice President and Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Paul D. Donahue	2/19/2018	/s/ Carol B. Yancey	2/19/2018
Paul D. Donahue	(Date)	Carol B. Yancey	(Date)
Director President and Chief Executive Officer (Principal Executive Officer)		Executive Vice President and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)

/s/ Thomas C. Gallagher	2/19/2018	/s/ Elizabeth W. Camp	2/19/2018
Thomas C. Gallagher	(Date)	Elizabeth W. Camp	(Date)
Director and Executive Chairman		Director

/s/ Gary P. Fayard	2/19/2018	/s/ P. Russell Hardin	2/19/2018
Gary P. Fayard	(Date)	P. Russell Hardin
Director		Director

/s/ John R. Holder	2/19/2018	/s/ Donna W. Hyland	2/19/2018
John R. Holder	(Date)	Donna W. Hyland	(Date)
Director		Director

/s/ John D. Johns	2/19/2018	/s/ Robert C. Loudermilk, Jr.	2/19/2018
John D. Johns	(Date)	Robert C. Loudermilk, Jr.	(Date)
Director		Director

/s/ Wendy B. Needham	2/19/2018	/s/ Jerry W. Nix	2/19/2018
Wendy B. Needham	(Date)	Jerry W. Nix	(Date)
Director		Director

/s/ E. Jenner Wood, III	2/19/2018
E. Jenner Wood, III	(Date)
Director

ANNUAL REPORT ON FORM 10-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Management
Genuine Parts Company
Management’s Responsibility for the Financial Statements
We have prepared the accompanying consolidated financial statements and related information included herein for the years ended December 31, 2017, 2016, and 2015. The opinion of Ernst & Young LLP, the Company’s independent registered public accounting firm, on those consolidated financial statements is included herein. The primary responsibility for the integrity of the financial information included in this annual report rests with management. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances based on our best estimates and judgments and giving due consideration to materiality.
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
All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. On November 2, 2017, we acquired Alliance Automotive Group and have included their balances as of December 31, 2017 in our consolidated balance sheet and the results of two months of their operations in our consolidated statement of income and comprehensive income. As permitted by the Securities and Exchange Commission, we elected to exclude Alliance Automotive Group, which constituted approximately 24% of total assets as of December 31, 2017 and 2% and 1% of net sales and net income, respectively, for the year ended December 31, 2017, from our assessment of internal control over financial reporting as of December 31, 2017. Our integration of Alliance Automotive Group’s systems and processes could cause changes to our internal controls over financial reporting in future periods.
The Company’s management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.
In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.
Ernst & Young LLP has issued an audit report on the Company’s operating effectiveness of internal control over financial reporting as of December 31, 2017. This report appears on page F-4.
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

/s/ Carol B. Yancey
CAROL B. YANCEY
Executive Vice President and Chief Financial Officer
February 27, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genuine Parts Company and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Genuine Parts Company and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Genuine Parts Company and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting section of the accompanying Report of Management, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Alliance Automotive Group, which is included in the 2017 consolidated financial statements of the Company and constituted 24% of total assets as of December 31, 2017 and 2% and 1% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Alliance Automotive Group.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Genuine Parts Company and Subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis of Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting section of the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/    Ernst & Young LLP
Atlanta, Georgia
February 27, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genuine Parts Company and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genuine Parts Company and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/    Ernst & Young LLP
We have served as the Company’s auditor since 1948.
Atlanta, Georgia
February 27, 2018

Genuine Parts Company and Subsidiaries
Consolidated Balance Sheets

	December 31
	2017	2016
	(In Thousands, Except Share Data and per Share Amounts)
Assets
Current assets:
Cash and cash equivalents	$314,899	$242,879
Trade accounts receivable, net	2,421,563	1,938,562
Merchandise inventories, net	3,771,089	3,210,320
Prepaid expenses and other current assets	805,342	556,670
Total current assets	7,312,893	5,948,431
Goodwill	2,153,988	956,153
Other intangible assets, less accumulated amortization	1,400,392	618,510
Deferred tax assets	40,158	132,652
Other assets	568,248	475,530
Property, plant, and equipment:
Land	104,049	92,046
Buildings, less accumulated depreciation (2017- $317,777; 2016 - $292,049)	371,612	314,268
Machinery and equipment, less accumulated depreciation (2017-$726,576; 2016-$668,950)	461,041	321,810
Net property, plant, and equipment	936,702	728,124
	$12,412,381	$8,859,400
Liabilities and equity
Current liabilities:
Trade accounts payable	$3,634,859	$3,081,111
Current portion of debt	694,989	325,000
Accrued compensation	198,048	142,942
Other current liabilities	847,129	597,513
Dividends payable	99,000	97,584
Total current liabilities	5,474,025	4,244,150
Long-term debt	2,550,020	550,000
Pension and other post-retirement benefit liabilities	229,868	341,510
Deferred tax liabilities	193,308	48,326
Other long-term liabilities	501,004	468,058
Equity:
Preferred stock, par value $1 per share — authorized 10,000,000 shares; none issued	—	—
Common stock, par value $1 per share - authorized 450,000,000 shares; issued and outstanding - 2017 - 146,652,615 shares and 2016 - 148,410,422 shares	146,653	148,410
Additional paid-in capital	68,126	56,605
Accumulated other comprehensive loss	(852,592)	(1,013,021)
Retained earnings	4,049,965	4,001,734
Total parent equity	3,412,152	3,193,728
Noncontrolling interests in subsidiaries	52,004	13,628
Total equity	3,464,156	3,207,356
	$12,412,381	$8,859,400
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31
	2017	2016	2015
	(In Thousands, Except per Share Amounts)
Net sales	$16,308,801	$15,339,713	$15,280,044
Cost of goods sold	11,402,403	10,740,106	10,724,192
Gross margin	4,906,398	4,599,607	4,555,852
Operating expenses:
Selling, administrative, and other expenses	3,705,136	3,370,833	3,277,390
Depreciation and amortization	167,691	147,487	141,675
Provision for doubtful accounts	13,932	11,515	12,373
Total operating expenses	3,886,759	3,529,835	3,431,438
Non-operating expenses (income) :
Interest expense	41,486	21,084	21,662
Other	(31,115)	(25,652)	(20,929)
Total non-operating expenses (income)	10,371	(4,568)	733
Income before income taxes	1,009,268	1,074,340	1,123,681
Income taxes	392,511	387,100	418,009
Net income	$616,757	$687,240	$705,672
Basic net income per common share	$4.19	$4.61	$4.65
Diluted net income per common share	$4.18	$4.59	$4.63
Weighted average common shares outstanding	147,140	149,051	151,667
Dilutive effect of stock options and nonvested restricted stock awards	561	753	829
Weighted average common shares outstanding — assuming dilution	147,701	149,804	152,496

Net income	$616,757	$687,240	$705,672
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	137,694	(8,957)	(207,986)
Net investment hedge, net of income taxes of 2017 — $9,711	(17,388)	—	—
Pension and postretirement benefit adjustments, net of income taxes of 2017 — ($20,539); 2016 — $50,144; 2015 — $5,335	40,123	(73,446)	(2,421)
Other comprehensive income (loss), net of tax	160,429	(82,403)	(210,407)
Comprehensive income	$777,186	$604,837	$495,265
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Equity
(In Thousands, Except Share and per Share Amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non- controlling Interests in Subsidiaries	Total Equity

	Shares	Amount
Balance at January 1, 2015	153,113,042	$153,113	$26,414	$(720,211)	$3,841,932	$3,301,248	$11,116	$3,312,364
Net income	—	—	—	—	705,672	705,672	—	705,672
Other comprehensive loss, net of tax	—	—	—	(210,407)	—	(210,407)	—	(210,407)
Cash dividends declared, $2.46 per share	—	—	—	—	(372,840)	(372,840)	—	(372,840)
Share-based awards exercised, including tax benefit of $7,024	229,958	230	(2,778)	—	—	(2,548)	—	(2,548)
Share-based compensation	—	—	17,717	—	—	17,717	—	17,717
Purchase of stock	(3,261,526)	(3,262)	—	—	(289,013)	(292,275)	—	(292,275)
Noncontrolling interest activities	—	—	—	—	—	—	1,559	1,559
Balance at December 31, 2015	150,081,474	150,081	41,353	(930,618)	3,885,751	3,146,567	12,675	3,159,242
Net income	—	—	—	—	687,240	687,240	—	687,240
Other comprehensive loss, net of tax	—	—	—	(82,403)	—	(82,403)	—	(82,403)
Cash dividends declared, $2.63 per share	—	—	—	—	(391,852)	(391,852)	—	(391,852)
Share-based awards exercised, including tax benefit of $12,021	340,703	341	(4,467)	—	—	(4,126)	—	(4,126)
Share-based compensation	—	—	19,719	—	—	19,719	—	19,719
Purchase of stock	(2,011,755)	(2,012)	—	—	(179,405)	(181,417)	—	(181,417)
Noncontrolling interest activities	—	—	—	—	—	—	953	953
Balance at December 31, 2016	148,410,422	148,410	56,605	(1,013,021)	4,001,734	3,193,728	13,628	3,207,356
Net income	—	—	—	—	616,757	616,757	—	616,757
Other comprehensive income, net of tax	—	—	—	160,429	—	160,429	—	160,429
Cash dividends declared, $2.70 per share	—	—	—	—	(396,891)	(396,891)	—	(396,891)
Share-based awards exercised, including tax benefit of $3,134	131,232	132	(5,371)	—	—	(5,239)	—	(5,239)
Share-based compensation	—	—	16,892	—	—	16,892	—	16,892
Purchase of stock	(1,889,039)	(1,889)	—	—	(171,635)	(173,524)	—	(173,524)
Noncontrolling interest activities	—	—	—	—	—	—	38,376	38,376
Balance at December 31, 2017	146,652,615	$146,653	$68,126	$(852,592)	$4,049,965	$3,412,152	$52,004	$3,464,156
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31
	2017	2016	2015
	(In Thousands)
Operating activities
Net income	$616,757	$687,240	$705,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,691	147,487	141,675
Excess tax benefits from share-based compensation	(3,134)	(12,021)	(7,024)
Gain on sale of property, plant, and equipment	(3,989)	(15,237)	(3,189)
Deferred income taxes	65,990	33,226	35,544
Share-based compensation	16,892	19,719	17,717
Foreign exchange gain	(14,051)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(19,273)	(53,544)	1,974
Merchandise inventories, net	(9,923)	(64,214)	(21,821)
Trade accounts payable	61,474	240,717	331,419
Other short-term assets and liabilities	(1,544)	37,271	967
Other long-term assets and liabilities	(61,847)	(74,566)	(43,561)
	198,286	258,838	453,701
Net cash provided by operating activities	815,043	946,078	1,159,373
Investing activities
Purchases of property, plant and equipment	(156,760)	(160,643)	(109,544)
Proceeds from sale of property, plant, and equipment	21,275	28,811	8,618
Acquisition of businesses and other investing activities	(1,494,795)	(462,167)	(162,701)
Net cash used in investing activities	(1,630,280)	(593,999)	(263,627)
Financing activities
Proceeds from debt	6,630,294	4,350,000	3,862,224
Payments on debt	(4,350,222)	(4,100,000)	(4,005,191)
Payments on acquired debt	(833,775)	—	—
Share-based awards exercised, net of taxes paid	(5,239)	(16,147)	(9,572)
Excess tax benefits from share-based compensation	—	12,021	7,024
Dividends paid	(395,475)	(386,863)	(368,284)
Purchase of stock	(173,524)	(181,417)	(292,275)
Net cash provided by (used in) financing activities	872,059	(322,406)	(806,074)
Effect of exchange rate changes on cash	15,198	1,575	(15,771)
Net increase in cash and cash equivalents	72,020	31,248	73,901
Cash and cash equivalents at beginning of year	242,879	211,631	137,730
Cash and cash equivalents at end of year	$314,899	$242,879	$211,631

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$298,827	$374,865	$352,153
Interest	$38,401	$19,043	$23,687
See accompanying notes.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

1.    Summary of Significant Accounting Policies
Business
Genuine Parts Company and all of its majority-owned subsidiaries (the Company) is a distributor of automotive replacement parts, industrial parts and materials and business products. The Company serves a diverse customer base through approximately 3,100 locations in North America, Australasia and Europe and, therefore, has limited exposure from credit losses to any particular customer, region, or industry segment. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company has evaluated subsequent events through the date the financial statements were issued.
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
Trade Accounts Receivable and the Allowance for Doubtful Accounts
The Company evaluates the collectability of trade accounts receivable based on a combination of factors. The Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and periodically adjusts this estimate when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2017, 2016, and 2015, the Company recorded provisions for doubtful accounts of approximately $13,932,000, $11,515,000, and $12,373,000, respectively. At December 31, 2017 and 2016, the allowance for doubtful accounts was approximately $17,612,000 and $15,557,000, respectively.
Merchandise Inventories, Including Consideration Received From Vendors
Merchandise inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for a majority of U.S. automotive parts, electrical/electronic materials, and industrial parts, and by the first-in, first-out (FIFO) method for business products and certain non-U.S. and other inventories. If the FIFO method had been used for all inventories, cost would have been approximately $440,550,000 and $426,760,000 higher than reported at December 31, 2017 and 2016, respectively. During 2017 and 2016, reductions in industrial parts inventories resulted in liquidations of LIFO inventory layers. The effects of the LIFO liquidations in 2017 and 2016 reduced cost of goods sold by approximately $2,000,000 and $6,000,000, respectively. There were no LIFO liquidations in 2015.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

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
The Company enters into agreements at the beginning of each year with many of its vendors that provide for inventory purchase incentives. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of these incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes the Company will continue to receive consideration from vendors in 2018 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future.
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
A combination of qualitative assessments and present value of future cash flows approaches was used to determine any potential impairment. The Company determined that there were no indicators that goodwill was impaired and, therefore, no impairments were recognized for the years ended December 31, 2017, 2016, and 2015.
Other Assets
Other assets are comprised of the following:

	December 31
	2017	2016
	(In Thousands)
Retirement benefit assets	$8,573	$6,721
Deferred compensation benefits	30,084	29,222
Inenco equity investment	75,660	—
Investments	42,313	28,793
Cash surrender value of life insurance policies	117,952	106,251
Customer sales returns inventories	56,442	68,160
Guarantees related to borrowings	65,000	42,000
Other long-term prepayments and receivables	172,224	194,383
Total other assets	$568,248	$475,530
The guarantees related to borrowings and the Inenco equity investment are discussed further in the guarantees footnote and the acquisitions and equity investments footnote, respectively.
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost. Depreciation and amortization are primarily determined on a straight-line basis over the following estimated useful lives of each asset: buildings and improvements, 10 to 40 years; machinery and equipment, 5 to 15 years.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

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
Other Long-Term Liabilities
Other long-term liabilities are comprised of the following:

	December 31
	2017	2016
	(In Thousands)
Post-employment and other benefit/retirement liabilities	$60,458	$56,723
Insurance liabilities	44,181	37,608
Other lease obligations	55,693	39,221
Other taxes payable	47,724	16,997
Customer deposits	65,758	79,528
Guarantees related to borrowings	65,000	42,000
Other	162,190	195,981
Total other long-term liabilities	$501,004	$468,058
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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is comprised of the following:

	December 31
	2017	2016
	(In Thousands)
Foreign currency translation	$(266,247)	$(403,941)
Unrealized loss on net investment hedge, net of tax	(17,388)	—
Unrecognized net actuarial loss, net of tax	(566,876)	(611,333)
Unrecognized prior service (cost) credit, net of tax	(2,081)	2,253
Total accumulated other comprehensive loss	$(852,592)	$(1,013,021)

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

The following table presents the changes in accumulated other comprehensive loss by component for the years ended on December 31, 2017 and 2016:

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension Benefits	Other Post-Retirement Benefits	Net Investment Hedge	Foreign Currency Translation	Total
	(In Thousands)
Beginning balance, January 1, 2016	$(534,215)	$(1,419)	$—	$(394,984)	$(930,618)
Other comprehensive (loss) income before reclassifications, net of tax	(92,758)	15	—	(8,957)	(101,700)
Amounts reclassified from accumulated other comprehensive loss, net of tax	19,505	(208)	—	—	19,297
Net current period other comprehensive loss	(73,253)	(193)	—	(8,957)	(82,403)
Ending balance, December 31, 2016	(607,468)	(1,612)	—	(403,941)	(1,013,021)
Other comprehensive income (loss) before reclassifications, net of tax	16,640	307	(17,388)	137,694	137,253
Amounts reclassified from accumulated other comprehensive loss, net of tax	23,385	(209)	—	—	23,176
Net current period other comprehensive income (loss)	40,025	98	(17,388)	137,694	160,429
Ending balance, December 31, 2017	$(567,443)	$(1,514)	$(17,388)	$(266,247)	$(852,592)

The accumulated other comprehensive loss components related to the pension benefits are included in the computation of net periodic benefit income in the employee benefit plans footnote.
Business Combinations
From time to time, the Company enters into business combinations. The Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. The Company measures goodwill as the excess of consideration transferred, which the Company also measures at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires the Company to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities including those related to debt, pensions and other postretirement plans, uncertain tax positions, contingent consideration and contingencies. This method also requires the Company to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If the Company is required to adjust provisional amounts that were recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on the Company's consolidated financial statements.
Significant estimates and assumptions in estimating the fair value of acquired customer relationships and other identifiable intangible assets include future cash flows that the Company expects to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, the Company could record impairment charges. In addition, the Company has estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If the Company estimates the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

Fair Value of Financial Instruments
The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit and term loan approximate their respective fair values based on the short-term nature of these instruments. At December 31, 2017 and 2016, the fair value of fixed rate debt was approximately $1,497,179,000 and $549,000,000, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. At December 31, 2017 and 2016, the carrying value of fixed rate debt, net of debt issuance costs, was $1,506,400,000 and $550,000,000, respectively, and is included in long-term debt in the consolidated balance sheets.
Non-derivative Financial Instrument Designated as a Net Investment Hedge
The Company designated euro-denominated debt, a non-derivative financial instrument, as a hedge against a portion of the Company's euro-denominated net investment in its European subsidiaries. Changes in the value of the euro-denominated debt attributable to the change in exchange rates at the end of each reporting period are expected to offset the foreign currency translation adjustments resulting from the euro-denominated net investment, and are reported as a component of accumulated other comprehensive loss on the Company's consolidated balance sheet. The net investment hedge is discussed further in the non-derivative financial instrument footnote.
Shipping and Handling Costs
Shipping and handling costs are classified as selling, administrative and other expenses in the accompanying consolidated statements of income and comprehensive income and totaled approximately $290,000,000, $230,000,000, and $240,000,000, for the years ended December 31, 2017, 2016, and 2015, respectively.
Advertising Costs
Advertising costs are expensed as incurred and totaled $64,700,000, $66,900,000, and $75,000,000 in the years ended December 31, 2017, 2016, and 2015, respectively.
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
Net Income per Common Share
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. The computation of diluted net income per common share includes the dilutive effect of stock options, stock appreciation rights and nonvested restricted stock awards options. Options to purchase approximately 1,920,000, 1,290,000, and 1,280,000 shares of common stock ranging from $85 — $100 per share were outstanding at December 31, 2017, 2016, and 2015, respectively. These options were excluded from the computation of diluted net income per common share because the options’ exercise prices were greater than the average market prices of common stock in each respective year.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

Recent Accounting Pronouncements
Revenue from Contracts with Customers (Topic 606)
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which will create a single, comprehensive revenue recognition model for recognizing revenue from contracts with customers. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. Accordingly, the Company will adopt this standard on January 1, 2018. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and more judgment and estimates are required within the revenue recognition process than are required under existing guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The Company has established a cross-functional implementation team to evaluate and implement the new standard related to the recognition of revenue from contracts with customers.
The Company plans to use the modified retrospective adoption method. As a result, a cumulative effect adjustment is required at January 1, 2018 and the Company will account for revenue under the new standard prospectively from such date. The Company primarily sells goods and recognizes revenue at point of sale or delivery and this will not change under the new standard. However, certain customer relationships have terms that include items considered variable consideration, primarily related to customer discounts which will require a change in recognition under the new standard. Upon adoption of Topic 606, the cumulative impact to the Company’s retained earnings at January 1, 2018 is estimated to be approximately $8,000,000. Once finalized, this amount will be recorded as a reduction in retained earnings as a cumulative effect of adoption of a new accounting standard and a deferred revenue liability will be established and classified with accrued liabilities on the Company’s consolidated balance sheet.
Leases (Topic 842)
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires an entity to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, including operating leases, with a term greater than twelve months. Expanded disclosures with additional qualitative and quantitative information will also be required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard must be adopted using a modified retrospective transition. The Company has established a cross-functional team to evaluate and implement the new standard. As disclosed in the leased properties footnote, the future minimum payments under noncancelable operating leases are approximately $1,140,000,000 and the Company believes the adoption of this standard will have a significant impact on the consolidated balance sheet.

Income Tax Reform
The Tax Cuts and Jobs Act (the Act) was enacted December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21% for taxable years starting after December 31, 2017, and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were not previously subject to U.S. Federal income tax and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Act; however, the Company has made a reasonable estimate of the effect of the Act on the existing deferred tax balances and of the one-time transition tax. As disclosed in the income taxes footnote, the items for which the Company was able to determine a reasonable estimate were recognized as a provisional tax expense of $50,986,000 for the period ended December 31, 2017, which is included as a component of income tax expense in the Company's consolidated statement of income and comprehensive income. In all cases, the Company will continue to make and refine the calculations as additional analysis is completed. Further, the Company's estimates may also be affected as regulations and additional guidance are made available.
In addition, the Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. Given the complexity of the GILTI provisions, the Company is still evaluating the effects and has not yet determined the new accounting policy. The provision is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

Inventory (Topic 330)
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"), which modifies existing requirements regarding measuring first-in, first-out and average cost inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (“NRV”), and NRV less an approximately normal profit margin. ASU 2015-11 replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. The Company adopted ASU 2015-11 on January 1, 2017 and it did not have a material impact to the Company's consolidated financial statements.
Compensation—Stock Compensation (Topic 718)
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") that changes the accounting for certain aspects of share-based compensation to employees including forfeitures, employer tax withholding, and the financial statement presentation of excess tax benefits or expense. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based compensation, which prospectively reclassifies cash flows from excess tax benefits of share-based compensation currently disclosed in financing activities to operating activities in the period of adoption. The guidance will increase income tax expense volatility, as well as the Company's cash flows from operations. In addition, the Company did not elect to change shares withheld for employment income tax purposes. The Company adopted ASU 2016-09 on January 1, 2017 on a prospective basis. The adoption of ASU 2016-09 did not have a material impact to the Company's consolidated financial statements or related disclosures.
Compensation-Retirement Benefits (Topic 715)
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
2.    Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the years ended December 31, 2017 and 2016 by reportable segment, as well as other identifiable intangible assets, are summarized as follows (in thousands):

	Goodwill					Other Intangible Assets, Net
	Automotive	Industrial	Business Products	Electrical/ Electronic Materials	Total
Balance as of January 1, 2016	$555,003	$136,079	$56,499	$93,001	$840,582	$521,213
Additions	56,518	36,267	25,609	901	119,295	139,982
Amortization	—	—	—	—	—	(40,870)
Foreign currency translation	(3,963)	247	(8)	—	(3,724)	(1,815)
Balance as of December 31, 2016	607,558	172,593	82,100	93,902	956,153	618,510
Additions	1,089,767	17,921	—	21,498	1,129,186	796,544
Amortization	—	—	—	—	—	(51,993)
Foreign currency translation	68,183	577	(111)	—	68,649	37,331
Balance as of December 31, 2017	$1,765,508	$191,091	$81,989	$115,400	$2,153,988	$1,400,392

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

The gross carrying amounts and accumulated amortization relating to other intangible assets at December 31, 2017 and 2016 is as follows (in thousands):

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,251,783	$(199,741)	$1,052,042	$603,966	$(150,350)	$453,616
Trademarks	369,512	(23,056)	346,456	180,416	(16,154)	164,262
Non-competition agreements	6,946	(5,052)	1,894	5,098	(4,466)	632
	$1,628,241	$(227,849)	$1,400,392	$789,480	$(170,970)	$618,510
Amortization expense for other intangible assets totaled $51,993,000, $40,870,000, and $34,878,000 for the years ended December 31, 2017, 2016, and 2015, respectively. Estimated other intangible assets amortization expense for the succeeding five years is as follows (in thousands):

2018	$83,564
2019	83,137
2020	82,199
2021	82,044
2022	82,137
$413,081
Additions related to the AAG acquisition are discussed further in the acquisitions and equity investments footnote.

3.    Credit Facilities
The principal amounts of the Company’s borrowings subject to variable rates totaled approximately $1,690,000,000 and $325,000,000 at December 31, 2017 and 2016, respectively. The weighted average interest rate on the Company’s outstanding borrowings was approximately 2.70% and 2.39% at December 31, 2017 and 2016, respectively.
On October 30, 2017, the Company entered into a multi-currency Syndicated Facility Agreement (the "Syndicated Facility") with a consortium of financial institutions. The Syndicated Facility amended the $1,200,000,000 unsecured Revolving Credit Facility dated September 11, 2012 that was scheduled to mature in September 2022. The Syndicated Facility is for $2,600,000,000 and expires October 30, 2022. The Syndicated Facility includes a $1,500,000,000 multi-currency revolving credit facility and a $1,100,000,000 Term Loan A, which requires quarterly principal payments. The Syndicated Facility interest rate is based on LIBOR plus a margin based on the Company's debt to earnings before interest, tax, depreciation and amortization (EBITDA) ratio (2.69% at December 31, 2017). The Syndicated Facility contains an uncommitted option to increase the borrowing capacity up to an additional $1,000,000,000, as well as an option to decrease the borrowing capacity or terminate the Syndicated Facility with appropriate notice. At December 31, 2017, the amounts outstanding under the Revolving Credit Facility and Term Loan A were $590,000,000 and $1,100,000,000, respectively.
In addition to the Syndicated Facility, the Company entered into five Senior Fixed Rate Notes with a number of investors. The Notes vary in maturity with €225,000,000 maturing on October 30, 2024, €250,000,000 maturing on October 30, 2027, $120,000,000 maturing on October 30, 2027, €125,000,000 maturing on October 30, 2029 and €100,000,000 maturing on October 30, 2032.
Effective December 31, 2017, the Company amended the existing private placement debt of $550,000,000 to align with the debt covenant arrangements held in all newly issued debt that was funded in October 2017.  As a result of updating all debt to the same covenant (debt to EBITDA), the Company increased the fixed rate interest by .25% with the three debt holders.
Certain borrowings require the Company to comply with a financial covenant with respect to a maximum debt to EBITDA ratio. At December 31, 2017, the Company was in compliance with all such covenants. Due to the workers’ compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of approximately $62,019,000 and $64,930,000 outstanding at December 31, 2017 and 2016, respectively.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

Amounts outstanding under the Company’s credit facilities, net of debt issuance cost, consist of the following:

	December 31
	2017	2016
	(In Thousands)
Unsecured Revolving Credit Facility, $1,500,000,000, LIBOR plus 1.375% variable	$590,000	$325,000
Unsecured Term Loan A, $1,100,000,000, LIBOR plus 1.375% variable	1,100,000	—
Unsecured term notes:
July 29, 2016, Series G Senior Unsecured Notes, $50,000,000, 2.64% fixed, due July 29, 2021	50,000	50,000
December 2, 2013, Series F Senior Unsecured Notes, $250,000,000, 3.24% fixed, due December 2, 2023	250,000	250,000
October 30, 2017, Series J Senior Unsecured Notes, €225,000,000, 1.40% fixed, due October 30, 2024	269,955	—
November 30, 2016, Series H Senior Unsecured Notes, $250,000,000, 3.24% fixed, due November 30, 2026	250,000	250,000
October 30, 2017, Series K Senior Unsecured Notes, €250,000,000, 1.81% fixed, due October 30, 2027	299,950	—
October 30, 2017, Series I Senior Unsecured Notes, $120,000,000, 3.70% fixed, due October 30, 2027	120,000	—
October 30, 2017, Series L Senior Unsecured Notes, €125,000,000, 2.02% fixed, due October 30, 2029	149,975	—
October 30, 2017, Series M Senior Unsecured Notes, €100,000,000, 2.32% fixed, due October 30, 2032	119,980	—
Acquired debt includes German Unsecured Revolving Credit Facility, 2.85%, due June 30, 2019	49,990	—
Total unsecured debt	3,249,850	875,000
Unamortized debt issuance costs	(4,841)	—
Total debt	3,245,009	875,000
Less debt due within one year	694,989	325,000
Long-term debt, excluding current portion	$2,550,020	$550,000
 Approximate maturities under the Company’s credit facilities, net of debt issuance costs, are as follows (in thousands):

2018, net of debt issuance costs of $633	$694,356
2019	81,867
2020	109,366
2021	186,866
2022	714,366
Thereafter	1,458,188
$3,245,009

4.    Non-derivative Financial Instrument
On November 2, 2017, in connection with the acquisition of Alliance Automotive Group, the Company designated euro-denominated debt as hedging instruments in a hedge of the net investment in certain European subsidiaries. The Company’s risk management objective and strategy for this hedge is to mitigate a designated monetary amount of the Company’s net investment in Euro functional currency subsidiaries.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

As of December 31, 2017, the Company had designated €700,000,000 of the face value of Euro-denominated debt, a non-derivative financial instrument, as a hedge of the foreign currency exchange rate exposure of an equal amount to the Company's euro-denominated net investment in certain European subsidiaries. As of December 31, 2017, the euro-denominated debt has a total carrying value of $839,860,000, which is included in long-term debt in the Company’s consolidated balance sheet. For the year ended December 31, 2017, the Company recorded a loss, net of tax, of approximately $17,388,000 in the net investment hedge section of the accumulated other comprehensive loss in the Company’s consolidated balance sheet. No hedge ineffectiveness was recognized in income.

5.    Leased Properties
Future minimum payments, by year and in the aggregate, under the noncancelable operating leases with initial or remaining terms of one year or more was approximately the following at December 31, 2017 (in thousands):

2018	$299,200
2019	234,500
2020	172,400
2021	114,700
2022	81,600
Thereafter	237,600
Total minimum lease payments	$1,140,000

Rental expense for operating leases was approximately $306,000,000, $278,000,000, and $254,000,000 for 2017, 2016, and 2015, respectively.

6.    Share-Based Compensation
At December 31, 2017, total compensation cost related to nonvested awards not yet recognized was approximately $32,800,000. The weighted-average period over which this compensation cost is expected to be recognized is approximately three years. The aggregate intrinsic value for SARs and RSUs outstanding at December 31, 2017 and 2016 was approximately $95,400,000 and $104,200,000, respectively. The aggregate intrinsic value for SARs and RSUs vested totaled approximately $52,900,000 and $62,000,000 at December 31, 2017 and 2016, respectively. At December 31, 2017, the weighted-average contractual life for outstanding and exercisable SARs and RSUs was six and five years, respectively. Share-based compensation costs of $16,892,000, $19,719,000, and $17,717,000, were recorded for the years ended December 31, 2017, 2016, and 2015, respectively. The total income tax benefits recognized in the consolidated statements of income and comprehensive income for share-based compensation arrangements were approximately $4,600,000, $7,900,000, and $7,100,000 for 2017, 2016, and 2015, respectively. There have been no modifications to valuation methodologies or methods during the years ended December 31, 2017, 2016, or 2015.
For the years ended December 31, 2017, 2016, and 2015, the fair values for SARs granted were estimated using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rate of 2.3%, 1.6%, and 2.0%; dividend yield of 2.8%, 2.7%, and 2.6%; annual historical volatility factor of the expected market price of the Company’s common stock of 19% for each of the three years and an average expected life of approximately six years. The fair value of RSUs is based on the price of the Company’s stock on the date of grant. The total fair value of shares vested during the years ended December 31, 2017, 2016, and 2015 were $15,500,000, $18,200,000, and $15,200,000, respectively.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

A summary of the Company’s share-based compensation activity and related information is as follows:

	2017
	Shares (1)	Weighted- Average Exercise Price (2)
	(In Thousands)
Outstanding at beginning of year	3,878	$79
Granted	917	90
Exercised	(348)	61
Forfeited	(247)	92
Outstanding at end of year (3)	4,200	$82
Exercisable at end of year	2,514	$77
Shares available for future grants	8,368

(1)	Shares include Restricted Stock Units (RSUs).

(2)	The weighted-average exercise price excludes RSUs.

(3)
The exercise prices for SARs outstanding as of December 31, 2017 ranged from approximately $42 to $100. The weighted-average remaining contractual life of all SARs outstanding is approximately six years.

The weighted-average grant date fair value of SARs granted during the years 2017, 2016, and 2015 was $13.89, $13.52, and $13.53, respectively. The aggregate intrinsic value of SARs and RSUs exercised during the years ended December 31, 2017, 2016, and 2015 was $16,800,000, $48,200,000, and $30,100,000, respectively.
In 2017, the Company granted approximately 746,000 SARs and 171,000 RSUs. In 2016, the Company granted approximately 724,000 SARs and 170,000 RSUs. In 2015, the Company granted approximately 711,000 SARs and 176,000 RSUs.
A summary of the Company’s nonvested share awards activity is as follows:

Nonvested Share Awards (RSUs)	Shares	Weighted- Average Grant Date Fair Value
	(In Thousands)
Nonvested at January 1, 2017	408	$92
Granted	171	90
Vested	(80)	84
Forfeited	(93)	88
Nonvested at December 31, 2017	406	$91
Following the adoption of ASU 2016-09, for the year ended December 31, 2017, approximately $3,134,000 of excess tax benefits from share-based compensation were presented as an operating activity in the statement of cash flows. Prior to the adoption of ASU 2016-09, for the years ended December 31, 2016, and 2015 approximately $12,021,000, and $7,024,000, respectively, of excess tax benefits were classified as operating cash outflows and financing cash inflows.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

7.    Income Taxes
The Tax Cuts and Jobs Act was enacted December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21% for taxable years beginning after December 31, 2017, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were not previously subject to U.S. Federal income tax and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effect of the Act regarding existing deferred tax balances and the one-time transition tax. For the items which the Company was able to determine a reasonable estimate, a provisional tax expense of $50,986,000 was recognized for the period ended December 31, 2017, which is included as a component of income tax expense from continuing operations. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company's estimates may also be affected as regulations and additional guidance are made available.

Provisional Amounts
Deferred tax assets and liabilities: The Company remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for federal income tax purposes. However, the Company is still analyzing certain aspects of the Act and refining the calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the deferred tax balance was $13,854,000 at December 31, 2017.
International tax effects: The one-time transition tax is based on the Company's total post-1986 earnings and profits (E&P) which the Company has previously deferred from U.S. income taxes pursuant to the provisions of the Internal Revenue Code prior to the Act, as well as its assertions with respect to the E&P of foreign subsidiaries. The Company recorded a provisional U.S. tax liability for the transition tax in the amount of $37,132,000, resulting in an increase in current income tax expense of $37,132,000. The Company has not yet completed the calculation of the total post -1986 E&P of foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes its calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. No additional income taxes, where applicable (i.e., U.S. Federal, U.S. State, foreign withholding, or similar taxes under foreign law), have been provided on any remaining outside basis difference inherent in these entities. These amounts continue to be provisionally indefinitely reinvested in foreign operations. The Company's provisional calculation of its remaining outside basis difference is not considered material. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities (i.e., basis difference other than those subject to the one-time transition tax) is not practicable. This is due to the complexities associated with the hypothetical calculation to determine residual taxes on the undistributed earnings, including the availability of foreign tax credits, applicability of any additional local withholding tax and other indirect tax consequence that may arise due to the distribution of these earnings.

Global Intangible Low-Taxed Income (GILTI)
The Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. At December 31, 2017, the Company is still evaluating the GILTI provisions and the analysis of future taxable income that is subject to GILTI. Given the complexity of the GILTI provisions, the Company has not yet determined its accounting policy and therefore has not reflected any adjustments related to GILTI in the Company's consolidated financial statements.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2017	2016
	(In Thousands)
Deferred tax assets related to:
Expenses not yet deducted for tax purposes	$256,728	$344,927
Pension liability not yet deducted for tax purposes	257,766	397,391
Net operating loss	31,046	4,673
	545,540	746,991
Deferred tax liabilities related to:
Employee and retiree benefits	210,429	276,256
Inventory	93,067	141,181
Other intangible assets	287,018	120,689
Property, plant, and equipment	66,727	61,666
Other	35,859	58,468
	693,100	658,260
Net deferred tax (liability) asset before valuation allowance	(147,560)	88,731
Valuation allowance	(5,590)	(4,405)
Total net deferred tax (liability) asset	$(153,150)	$84,326
The Company currently holds approximately $111,006,000 in net operating losses, of which approximately $94,579,000 will carry forward indefinitely. The remaining net operating losses of approximately $16,427,000 will begin to expire in 2024.

The components of income before income taxes are as follows:

	2017	2016	2015
	(In Thousands)
United States	$813,078	$934,476	$1,004,919
Foreign	196,190	139,864	118,762
Income before income taxes	$1,009,268	$1,074,340	$1,123,681
The components of income tax expense are as follows:

	2017	2016	2015
	(In Thousands)
Current:
Federal	$252,337	$284,199	$309,403
State	29,288	41,083	45,460
Foreign	44,896	28,593	27,602
Deferred:
Federal	71,238	26,684	28,754
State	13,663	3,857	4,225
Foreign	(18,911)	2,684	2,565
	$392,511	$387,100	$418,009

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

The reasons for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

	2017	2016	2015
	(In Thousands)
Statutory rate applied to income	$353,259	$376,019	$393,288
Plus state income taxes, net of Federal tax benefit	27,918	29,211	32,295
Earnings in jurisdictions taxed at rates different from the U.S. statutory rate	(33,984)	(18,057)	(13,684)
U.S. tax reform - transition tax	37,132	—	—
U.S. tax reform - deferred tax remeasurement	13,854	—	—
Foreign rate change - deferred tax remeasurement	(9,338)	—	—
Other	3,670	(73)	6,110
	$392,511	$387,100	$418,009
The Company, or one of its subsidiaries, files income tax returns in the U.S., various states, and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2013 or subject to non-United States income tax examinations for years ended prior to 2011. The Company is currently under audit in various states in the U.S. and some of its foreign jurisdictions. Some audits may conclude in the next twelve months and the unrecognized tax benefits recorded in relation to the audits may differ from actual settlement amounts. It is not possible to estimate the effect, if any, of the amount of such change during the next twelve months to previously recorded uncertain tax positions in connection with the audits. The Company does not anticipate total unrecognized tax benefits will significantly change during the year.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2017	2016	2015
	(In Thousands)
Balance at beginning of year	$15,190	$15,815	$17,581
Additions based on tax positions related to the current year	2,644	2,184	1,969
Additions for tax positions of prior years	1,511	1,317	61
Reductions for tax positions for prior years	(430)	(1,369)	(3,152)
Reduction for lapse in statute of limitations	(3,917)	(2,516)	(425)
Settlements	(301)	(241)	(219)
Balance at end of year	$14,697	$15,190	$15,815
The amount of gross unrecognized tax benefits, including interest and penalties, as of December 31, 2017 and 2016 was approximately $16,919,000 and $17,176,000, respectively, of which approximately $10,847,000 and $9,615,000, respectively, if recognized, would affect the effective tax rate.
During the years ended December 31, 2017, 2016, and 2015, the Company paid or received refunds of interest and penalties of approximately $(3,384,000), $5,000, and $1,051,000, respectively. The Company had approximately $2,150,800 and $1,848,000 of accrued interest and penalties at December 31, 2017 and 2016, respectively. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

8.    Employee Benefit Plans
The Company’s defined benefit pension plans cover employees in the U.S., Canada, and Europe who meet eligibility requirements. The plan covering U.S. employees is noncontributory and the Company implemented a hard freeze for the U.S. qualified defined benefit plan as of December 31, 2013. The Canadian plan is contributory and benefits are based on career average compensation. The Company’s funding policy is to contribute an amount equal to the minimum required contribution under applicable pension legislation. For the plans in the U.S. and Canada, the Company may increase its contribution above the minimum, if appropriate to its tax and cash position and the plans’ funded position. For the plans in Europe, these plans will be funded in accordance with local regulations.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

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
Changes in benefit obligations for the years ended December 31, 2017 and 2016 were:

	2017	2016
	(In Thousands)
Changes in benefit obligation
Benefit obligation at beginning of year	$2,306,859	$2,199,356
Service cost	8,459	7,746
Interest cost	96,651	104,485
Plan participants’ contributions	2,454	2,585
Actuarial loss	94,546	139,851
Foreign currency exchange rate changes	15,073	5,449
Gross benefits paid	(106,885)	(154,676)
Plan amendments	4,768	2,063
Acquired plans	13,840	—
Benefit obligation at end of year	$2,435,765	$2,306,859

The benefit obligations for the Company’s U.S. pension plans included in the above were $2,187,700,000 and $2,105,665,000 at December 31, 2017 and 2016, respectively. The total accumulated benefit obligation for the Company’s defined benefit pension plans in the U.S., Canada, and Europe was approximately $2,409,091,000 and $2,281,648,000 at December 31, 2017 and 2016, respectively.
The assumptions used to measure the pension benefit obligations for the plans at December 31, 2017 and 2016, were:

	2017	2016
Weighted-average discount rate	3.70%	4.26%
Rate of increase in future compensation levels	3.11%	3.14%
Changes in plan assets for the years ended December 31, 2017 and 2016 were:

	2017	2016
	(In Thousands)
Changes in plan assets
Fair value of plan assets at beginning of year	$1,965,502	$1,912,736
Actual return on plan assets	277,650	146,022
Foreign currency exchange rate changes	14,449	5,172
Employer contributions	53,309	53,663
Plan participants’ contributions	2,454	2,585
Benefits paid	(106,885)	(154,676)
Fair value of plan assets at end of year	$2,206,479	$1,965,502

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

The fair values of plan assets for the Company’s U.S. pension plans included in the above were $1,969,196,000 and $1,760,713,000 at December 31, 2017 and 2016, respectively.
For the years ended December 31, 2017 and 2016, the aggregate benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets were as follows:

	2017	2016
	(In Thousands)
Aggregate benefit obligation	$2,241,690	$2,131,550
Aggregate fair value of plan assets	2,003,831	1,783,472
For the years ended December 31, 2017 and 2016, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were as follows:

	2017	2016
	(In Thousands)
Aggregate accumulated benefit obligation	$2,210,590	$2,086,711
Aggregate fair value of plan assets	1,996,017	1,760,713
The asset allocations for the Company’s funded pension plans at December 31, 2017 and 2016, and the target allocation for 2018, by asset category were:

	Target Allocation 2018	Percentage of Plan Assets at December 31
		2017	2016
Asset Category
Equity securities	72%	71%	70%
Debt securities	28%	29%	30%
	100%	100%	100%
The Company’s benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of the funds. The plans in Europe are unfunded and, therefore, there are no plan assets. The pension plan strategy implemented by the Company’s management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in the U.S. and Canada as well as fiduciary standards. The long-term primary investment objectives for the pension plans are to provide for a reasonable amount of long-term growth of capital, without undue exposure to risk, protect the assets from erosion of purchasing power, and provide investment results that meet or exceed the pension plans’ actuarially assumed long-term rates of return. The Company’s investment strategy with respect to pension plan assets is to generate a return in excess of the passive portfolio benchmark (47% S&P 500 Index, 5% Russell Mid Cap Index, 7% Russell 2000 Index, 5% MSCI EAFE Index, 5% DJ Global Moderate Index, 3% MSCI Emerging Market Net, and 28% BarCap U.S. Govt/Credit).
The fair values of the plan assets as of December 31, 2017 and 2016, by asset category, are shown in the tables below. Various inputs are considered when determining the value of the Company’s pension plan assets. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Level 1 represents observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 represents other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.). Level 3 represents significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments). Certain investments are measured at fair value using the net asset value ("NAV") per share as a practical expedient and have not been classified in the fair value hierarchy.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

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

	2017
	Total	Assets Measured at NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Equity Securities
Common stocks — mutual funds — equity	$536,609	$193,628	$342,981	$—	$—
Genuine Parts Company common stock	191,771	—	191,771	—	—
Other stocks	838,694	—	838,659	—	35

Debt Securities
Short-term investments	47,745	—	47,745	—	—
Cash and equivalents	13,530	—	13,530	—	—
Government bonds	180,838	—	121,834	59,004	—
Corporate bonds	207,978	—	—	207,978	—
Asset-backed and mortgage–backed securities	9,725	—	—	9,725	—
Convertible securities	211	—	—	211	—
Other-international	29,431	—	29,221	210	—
Municipal bonds	7,346	—	—	7,346	—
Mutual funds—fixed income	139,801	92,248	—	47,553	—

Other
Options and futures	38	—	38	—	—
Cash surrender value of life insurance policies	2,762	—	—	—	2,762
Total	$2,206,479	$285,876	$1,585,779	$332,027	$2,797

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

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
Equity securities include Genuine Parts Company common stock in the amounts of $191,771,000 (9% of total plan assets) and $192,841,000 (10% of total plan assets) at December 31, 2017 and 2016, respectively. Dividend payments received by the plan on Company stock totaled approximately $5,450,000 and $5,308,000 in 2017 and 2016, respectively. Fees paid during the year for services rendered by parties in interest were based on customary and reasonable rates for such services.
The changes in the fair value measurement of plan assets using significant unobservable inputs (Level 3) during 2017 and 2016 were not material.
Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2018 pension income is 7.20% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.
The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31:

	2017	2016
	(In Thousands)
Other long-term asset	$8,573	$6,721
Other current liability	(9,280)	(8,206)
Pension and other post-retirement liabilities	(228,579)	(339,872)
	$(229,286)	$(341,357)

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

Amounts recognized in accumulated other comprehensive loss consist of:

	2017	2016
	(In Thousands)
Net actuarial loss	$941,063	$1,003,247
Prior service cost	5,773	672
	$946,836	$1,003,919
The following table reflects the total benefits expected to be paid from the pension plans’ or the Company’s assets. Of the pension benefits expected to be paid in 2018, approximately $9,283,000 is expected to be paid from employer assets. Expected employer contributions below reflect amounts expected to be contributed to funded plans. Information about the expected cash flows for the pension plans follows (in thousands):

Employer contribution
2018 (expected)	$47,038
Expected benefit payments:
2018	$116,326
2019	121,779
2020	127,219
2021	133,143
2022	138,211
2023 through 2027	739,406
Net periodic benefit income included the following components:

	2017	2016	2015
	(In Thousands)
Service cost	$8,459	$7,746	$8,562
Interest cost	96,651	104,485	98,088
Expected return on plan assets	(155,432)	(156,832)	(150,130)
Amortization of prior service credit	(350)	(432)	(565)
Amortization of actuarial loss	38,034	31,641	38,197
Net periodic benefit income	$(12,638)	$(13,392)	$(5,848)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	2017	2016	2015
	(In Thousands)
Current year actuarial loss	$(27,672)	$152,415	$44,930
Recognition of actuarial loss	(38,034)	(31,641)	(38,197)
Current year prior service cost	4,768	2,063	—
Recognition of prior service credit	350	432	565
Total recognized in other comprehensive (loss) income	$(60,588)	$123,269	$7,298
Total recognized in net periodic benefit income and other comprehensive (loss) income	$(73,226)	$109,877	$1,450
The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit income in 2018 are as follows in thousands:

Actuarial loss	$39,856
Prior service credit	(148)
Total	$39,708

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

The assumptions used in measuring the net periodic benefit income for the plans follow:

	2017	2016	2015
Weighted average discount rate	4.26%	4.82%	4.26%
Rate of increase in future compensation levels	3.15%	3.12%	3.07%
Expected long-term rate of return on plan assets	7.80%	7.83%	7.85%
The Company has one defined contribution plan in the U.S. that covers substantially all of its domestic employees. Employees receive a matching contribution of 100% of the first 5% of the employees’ salary. Total plan expense was approximately $58,186,000 in 2017, $56,975,000 in 2016, and $55,066,000 in 2015.
The Company launched a new defined contribution plan on April 1, 2017 that covers full-time Canadian employees after six months of employment and part-time employees upon meeting provincial minimum standards. Employees receive a matching contribution of 100% of the first 5% of the employees’ salary. Total plan expense was approximately $2,600,000 in 2017.

9.    Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores (independents) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (affiliates). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the independent. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entity’s economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantee. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to EBITDA ratio and certain limitations on additional borrowings. At December 31, 2017, the Company was in compliance with all such covenants.
At December 31, 2017, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $616,710,000. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
The Company has recognized certain assets and liabilities amounting to $65,000,000 and $42,000,000 for the guarantees related to the independents’ and affiliates’ borrowings at December 31, 2017 and 2016, respectively. These assets and liabilities are included in other assets and other long-term liabilities in the consolidated balance sheets.
10.    Legal Matter
On April 17, 2017, a jury awarded damages against the Company of $81,500,000 in a litigated automotive product liability dispute. Through post-trial motions and offsets from previous settlements, the initial verdict has been reduced to $77,100,000. The Company believes the verdict is not supported by the facts or the law and is contrary to the Company’s role in the automotive parts industry.
The Company is challenging the verdict through an appeal to a higher court. At the time of the filing of these financial statements, based upon the Company’s legal defenses, insurance coverage, and reserves, the Company does not believe this matter will have a material impact to the consolidated financial statements.

11.    Acquisitions and Equity Investments
The Company acquired several companies and equity investments for approximately $1,457,000,000, $420,000,000, and $140,000,000, net of cash acquired, during the years ended December 31, 2017, 2016, and 2015, respectively. Aside from the AAG acquisition and the Inenco investment in 2017, the remaining acquisitions are considered individually immaterial, as well as immaterial in the aggregate.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

2017
A significant portion of the acquisitions made in 2017 included twelve companies in the Automotive Parts Group, two companies in the Industrial Group, and one company in the Electrical/Electronic Materials Group. The purchase price for these fifteen acquisitions was approximately $1,334,000,000, net of cash acquired.
Automotive Parts Group
The twelve Automotive Parts Group acquisitions generate annual revenues of approximately $1,900,000,000. In the U.S., the Company acquired Standard Motor Parts, which operates five locations, as well as Olympic Brake Supply, which operates six locations, in January and February 2017, respectively. Additionally, the Company added 14 new locations with the acquisition of Merle's Automotive Supply in May 2017 and 17 new locations with the addition of Monroe Motor Products in November 2017. In June 2017, the Company also added four new locations to its heavy vehicle parts operations with the acquisition of Stone Truck Parts.
The Company expanded its distribution network in Australia with the addition of three single-location businesses, including Welch Auto Parts in July 2017, Logan City autoBarn in August 2017, subsequently re-branded as a NAPA Auto Super Store, and Sulco Tools and Equipment in September 2017. In Canada, the Company acquired Service de Freins Montreal Ltee, with 4 locations and Belcher Parts and Attachments with one location in April 2017. In December 2017, the Company acquired Universal Supply Group, which has 21 locations in Canada serving the automotive, paint and body and heavy vehicle sectors.
In November 2017, the Company acquired AAG, which is discussed further below.
Industrial Group
The two Industrial Group acquisitions generate annual revenues of approximately $118,000,000. In August 2017, the Company acquired Numatic Engineering, a distributor of automation products. In November 2017, the Company acquired Apache Hose & Belting Company, Inc. ("Apache") and operates in seven locations in the U.S. Apache specializes in value-added fabrication of belts, hoses and other industrial products.
Electrical/Electronic Materials Group
The Electrical/Electronic Materials Group acquisition generates annual revenues of approximately $65,000,000. In April 2017, the Company acquired Empire Wire and Supply ("Empire"), an innovative provider of custom cable assemblies and distributor of network, electrical, automation and safety products. Empire operates from three locations in the U.S., as well as one location in Canada.
Net sales from these fifteen acquisitions included in the Company's consolidated statement of income and comprehensive income at December 31, 2017 were approximately $429,000,000.
For each acquisition, the Company allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s consolidated statements of income and comprehensive income beginning on their respective acquisition dates. The Company recorded approximately $1,926,000,000 of goodwill and other intangible assets associated with the 2017 acquisitions. Other intangible assets acquired consisted of customer relationships of $619,000,000, trademarks of $176,000,000, and other intangibles of $1,000,000 with weighted average amortization lives of 19, 27, and 2 years, respectively.
Additional disclosures for the 2017 automotive acquisition of AAG and the Inenco investment are provided below.
Alliance Automotive Group
The Company acquired all of the equity interests in AAG for approximately $1,080,000,000 in cash on November 2, 2017. The net cash consideration transferred of approximately $1,080,000,000 is net of the cash acquired of approximately $109,000,000. AAG, which is headquartered in London, is the second largest parts distribution platform in Europe, based on revenues, with a focus on light and commercial vehicle replacement parts distributed to the independent aftermarket in France, Germany, the U.K., and a recently acquired subsidiary in Poland. AAG has approximately 8,000 employees and over 2,000 company-owned stores and affiliated outlets across France, the U.K., Germany, and Poland, with annual revenues of approximately $1,700,000,000.
Coincident with the transaction, GPC repaid a majority of AAG’s debt including publicly held notes and a revolving credit facility with a banking group, including accrued interest, for approximately $825,000,000. The acquisition and subsequent redemption of substantially all acquired debt, was financed using a combination of new borrowings under a term loan, five private placement notes, and borrowings under increased credit facilities.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

The following table summarizes the preliminary, estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The fair value of the acquired identifiable intangible assets is provisional pending completion of the final valuations for these assets. The Company is in the process of analyzing the estimated values of all assets acquired and liabilities assumed as of the acquisition date, including, among other things, obtaining final valuations of certain tangible and intangible assets, as well as the fair value of certain contracts and the determination of certain tax balances. The allocation of the purchase price is therefore preliminary and subject to revision.

November 2, 2017
(In Thousands)
Trade accounts receivable	$380,000
Merchandise inventories	374,000
Prepaid expenses and other current assets	213,000
Intangible assets	727,000
Deferred tax assets	4,000
Other assets	25,000
Property and equipment	93,000
Total identifiable assets acquired	1,816,000
Current liabilities	(768,000)
Long-term debt	(769,000)
Pension and other post-retirement benefit liabilities	(14,000)
Deferred tax liabilities	(151,000)
Other long-term liabilities	(32,000)
Total liabilities assumed	(1,734,000)
Net identifiable assets acquired	82,000
Noncontrolling interests in subsidiaries	(38,000)
Goodwill	1,036,000
Net assets acquired	$1,080,000
The acquired intangible assets of approximately $727,000,000 were provisionally assigned to customer relationships of $550,000,000, trademarks of $176,000,000, and other intangibles of $1,000,000, with weighted average amortization lives of 19, 27 and 2 years, respectively, for a total weighted average amortizable life of 21 years.
The estimated goodwill recognized as part of the acquisition is not tax deductible and has been assigned to the Automotive segment. The goodwill is attributable primarily to expected synergies and the assembled work- force. The fair values of the non-controlling interests in subsidiaries are at estimated fair values using income approaches.
The amounts of net sales and earnings of AAG included in the Company’s consolidated statements of income and comprehensive income from November 2, 2017 to December 31, 2017 were approximately $256,400,000 in net sales and net income of $0.07 on a per share diluted basis, respectively.
The unaudited pro forma consolidated statements of income and comprehensive income of the Company as if AAG had been included in the consolidated results of the Company for the years ended December 31, 2017 and 2016 would be estimated at $17,627,000,000 and $16,575,000,000 in net sales, respectively, and net income of $4.56 and $4.55 on a per share diluted basis, respectively. The pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the transaction actually occurred at the beginning of these periods, nor is it necessarily indicative of future results.
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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

Inenco
Effective April 3, 2017, the Company acquired a 35% investment in the Inenco Group for approximately $72,100,000 from Conbear Holdings Pty Limited ("Conbear"). The equity investment was funded with the Company’s cash on hand. The Inenco Group, which is headquartered in Sydney, Australia, is an industrial distributor of bearings, power transmissions, and seals in Australasia, with annual revenues of approximately $325,000,000 and 161 locations across Australia and New Zealand, as well as an emerging presence in Asia.
The Company and Conbear both have an option to acquire or sell, respectively, the remaining 65% of Inenco at a later date contingent upon certain conditions being satisfied. However, there can be no guarantee that such conditions will be met or, if they are met, whether either company would exercise its option.

2016 and 2015
A significant portion of the 2016 companies acquired included eleven companies in the Automotive Parts Group, five companies in the Industrial Group, two companies in the Business Products Group, and one company in the Electrical/Electronic Materials Group. The purchase price for these nineteen acquisitions was approximately $370,000,000, net of cash acquired. A significant portion of the 2015 companies acquired included one company in the Electrical/Electronic Materials Group, three companies in the Business Products Group, four companies in the Industrial Group, and five store groups in the Automotive Parts Group for approximately $120,000,000, net of cash acquired.
For each acquisition, the Company allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s consolidated statements of income and comprehensive income beginning on their respective acquisition dates. The Company recorded approximately $260,000,000 and $90,000,000 of goodwill and other intangible assets associated with the 2016, and 2015 acquisitions, respectively. For the 2016 acquisitions, other intangible assets acquired consisted of customer relationships of $112,000,000 and trademarks of $28,000,000 with weighted average amortization lives of 17 and 35 years, respectively. For the 2015 acquisitions, other intangible assets acquired consisted of customer relationships of $39,000,000 with weighted average amortization lives of 15 years.

12.    Segment Data
The Company’s reportable segments consist of automotive, industrial, business products, and electrical/electronic materials. Within the reportable segments, certain of the Company’s operating segments are aggregated since they have similar economic characteristics, products and services, type and class of customers, and distribution methods.
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
The Company’s business products segment distributes a wide variety of office products, computer supplies, office furniture, and business electronics.
The Company’s electrical/electronic materials segment distributes a wide variety of electrical/electronic materials, including insulating and conductive materials for use in electronic and electrical apparatus.
Inter-segment sales are not significant. Operating profit for each industry segment is calculated as net sales less operating expenses excluding general corporate expenses, interest expense, and equity in income from investees, amortization, and noncontrolling interests. Approximately $196,200,000, $139,900,000 and $118,800,000 of income before income taxes was generated in jurisdictions outside the United States for the years ended December 31, 2017, 2016, and 2015, respectively. Net sales and net property, plant and equipment by country relate directly to the Company’s operations in the respective country. Corporate assets are principally cash and cash equivalents and headquarters’ facilities and equipment.
For management purposes, net sales by segment exclude the effect of certain discounts, incentives, and freight billed to customers. The line item “other” represents the net effect of the discounts, incentives, and freight billed to customers that are reported as a component of net sales in the Company’s consolidated statements of income and comprehensive income.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

	2017	2016	2015	2014	2013
	(In Thousands)
Net sales:
Automotive	$8,662,696	$8,111,511	$8,015,098	$8,096,877	$7,489,186
Industrial	4,966,518	4,634,212	4,646,689	4,771,080	4,429,976
Business products	1,998,946	1,969,405	1,937,629	1,802,754	1,638,618
Electrical/electronic materials	780,928	715,650	750,770	739,119	568,872
Other	(100,287)	(91,065)	(70,142)	(68,183)	(48,809)
Total net sales	$16,308,801	$15,339,713	$15,280,044	$15,341,647	$14,077,843
Operating profit:
Automotive	$720,465	$715,154	$729,152	$700,386	$641,492
Industrial	384,247	336,608	339,180	370,043	320,720
Business products	98,882	117,035	140,866	133,727	122,492
Electrical/electronic materials	56,207	60,539	70,151	64,884	47,584
Total operating profit	1,259,801	1,229,336	1,279,349	1,269,040	1,132,288
Interest expense, net	(38,677)	(19,525)	(20,354)	(24,192)	(24,330)
Corporate expense	(159,863)	(94,601)	(100,436)	(90,242)	(34,667)
Intangible asset amortization	(51,993)	(40,870)	(34,878)	(36,867)	(28,987)
Income before income taxes	$1,009,268	$1,074,340	$1,123,681	$1,117,739	$1,044,304
Assets:
Automotive	$6,140,829	$4,601,150	$4,293,290	$4,275,298	$4,009,244
Industrial	1,437,125	1,292,063	1,143,952	1,224,735	1,162,697
Business products	859,335	907,119	831,546	835,592	708,944
Electrical/electronic materials	208,146	203,334	191,866	196,400	156,780
Corporate	212,566	281,071	322,323	327,623	353,276
Goodwill and other intangible assets	3,554,380	1,574,663	1,361,794	1,386,590	1,289,356
Total assets	$12,412,381	$8,859,400	$8,144,771	$8,246,238	$7,680,297

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017

	2017	2016	2015	2014	2013
	(In Thousands)
Depreciation and amortization:
Automotive	$71,405	$65,372	$70,112	$77,645	$76,238
Industrial	10,353	10,371	9,960	9,906	8,751
Business products	11,262	11,398	10,922	10,728	10,166
Electrical/electronic materials	3,093	2,967	2,933	2,658	1,904
Corporate	19,585	16,509	12,870	10,509	7,911
Intangible asset amortization	51,993	40,870	34,878	36,867	28,987
Total depreciation and amortization	$167,691	$147,487	$141,675	$148,313	$133,957
Capital expenditures:
Automotive	$118,181	$73,339	$77,504	$78,537	$97,735
Industrial	23,267	27,383	13,998	12,442	8,808
Business products	6,726	12,072	12,323	11,135	9,297
Electrical/electronic materials	5,299	5,710	2,824	3,003	1,730
Corporate	3,287	42,139	2,895	2,564	6,493
Total capital expenditures	$156,760	$160,643	$109,544	$107,681	$124,063
Net sales:
United States	$13,293,325	$12,822,320	$12,843,078	$12,565,329	$11,594,713
Europe	256,364	—	—	—	—
Canada	1,549,915	1,390,979	1,395,695	1,583,075	1,560,799
Australasia	1,185,487	1,104,511	992,064	1,133,620	839,353
Mexico	123,997	112,968	119,349	127,806	131,787
Other	(100,287)	(91,065)	(70,142)	(68,183)	(48,809)
Total net sales	$16,308,801	$15,339,713	$15,280,044	$15,341,647	$14,077,843
Net property, plant, and equipment:
United States	$647,386	$561,164	$495,073	$495,452	$503,882
Europe	96,857	—	—	—	—
Canada	90,857	81,260	79,023	98,939	99,135
Australasia	95,299	79,413	65,289	65,707	60,614
Mexico	6,303	6,287	8,832	10,004	6,430
Total net property, plant, and equipment	$936,702	$728,124	$648,217	$670,102	$670,061

13.    Subsequent Event
Effective January 1, 2018, the electrical/electronic materials segment became a division of the industrial segment. These two reportable segments will become a single reporting segment in 2018 and prospectively. The Company's reportable segments will consist of the automotive, industrial, and business products segments and segment data will be presented under this new basis for all interim and annual periods beginning in 2018.

Annual Report on Form 10-K
Item 15(a)
Financial Statement Schedule II — Valuation and Qualifying Accounts
Genuine Parts Company and Subsidiaries

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year ended December 31, 2015:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$11,836,000	$12,373,000	$(13,516,000)	$10,693,000
Year ended December 31, 2016:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$10,693,000	$11,515,000	$(6,651,000)	$15,557,000
Year ended December 31, 2017:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$15,557,000	$13,932,000	$(11,877,000)	$17,612,000

(1)	Doubtful accounts written off, net of recoveries.

ANNUAL REPORT ON FORM 10-K
INDEX OF EXHIBITS
The following exhibits are filed (or furnished, if so indicated) herewith as a part of this Report:

10.30	Genuine Parts Company Syndicated Facility Agreement.

10.31	Genuine Parts Company Note Purchase Agreement.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Statement of Chief Executive Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Statement of Chief Financial Officer of Genuine Parts Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.
The following exhibits are incorporated by reference as set forth in Item 15 of this Form 10-K. Instruments with respect to long-term debt where the total amount of securities authorized there under does not exceed 10% of the to    tal assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

— 2.1
Genuine Parts Company Sale and Purchase Agreement relating to the Alliance Automotive Group by and between BCP Funds, AIG Managers, GPC Europe Acquisition Co. Limited and Genuine Parts Company dated September 22, 2017.

— 3.1	Amended and Restated Articles of Incorporation of the Company, amended April 23, 2007.

— 3.2	By-Laws of the Company as amended and restated November 18, 2013.

— 4.2	Specimen Common Stock Certificate.

— 10.1*	The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993.

— 10.2*	Amendment No. 1 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 1, 1996, effective June 1, 1996.

— 10.3*	Amendment No. 2 to the Genuine Parts Company Tax-Deferred Savings Plan, dated April 19, 1999, effective April 19, 1999.

— 10.4*	Amendment No. 3 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2001, effective July 1, 2001.

— 10.5*	Amendment No. 4 to the Genuine Parts Company Tax-Deferred Savings Plan, dated June 5, 2003, effective June 5, 2003.

— 10.6*	Amendment No. 5 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 28, 2005, effective January 1, 2006.

— 10.7*	Amendment No. 6 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 28, 2007, effective January 1, 2008.

— 10.8*	Amendment No. 7 to the Genuine Parts Company Tax-Deferred Savings Plan, dated November 16, 2010, effective January 1, 2011.

— 10.9*	Amendment No. 8 to the Genuine Parts Company Tax-Deferred Savings Plan, dated December 7, 2012, effective December 7, 2012.

— 10.10*	The Genuine Parts Company Original Deferred Compensation Plan, as amended and restated as of August 19, 1996.

— 10.11*	Amendment to the Genuine Parts Company Original Deferred Compensation Plan, dated April 19, 1999, effective April 19, 1999.

— 10.12*	Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009.

— 10.13*	Amendment No. 1 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated August 16, 2010, effective August 16, 2010.

— 10.14*	Amendment No. 2 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated November 16, 2010, effective January 1, 2011.

— 10.15*	Amendment No. 3 to the Genuine Parts Company Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated December 7, 2012, effective December 31, 2013.

— 10.16*	Genuine Parts Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2003, and executed November 11, 2003.

— 10.17*	Amendment No. 1 to the Genuine Parts Company Directors’ Deferred Compensation Plan, dated November 19, 2007, effective January 1, 2008.

— 10.18*	Amendment No. 2 to the Genuine Parts Company Director’s Deferred Compensation Plan, dated December 7, 2012, effective December 7, 2012

— 10.19*	Description of Director Compensation.

— 10.20*	Genuine Parts Company 1999 Long-Term Incentive Plan, as amended and restated as of November 19, 2001.

— 10.21*	Genuine Parts Company 2006 Long-Term Incentive Plan, effective April 17, 2006.

— 10.22*	Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006.

— 10.23*	Amendment No. 2 to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 19, 2007, effective November 19, 2007.

— 10.24*	Genuine Parts Company 2015 Incentive Plan, effective November 17, 2014.

— 10.25*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement.

— 10.26*	Genuine Parts Company Restricted Stock Unit Award Agreement.

— 10.27*	Genuine Parts Company Stock Appreciation Rights Agreement.

— 10.28*	Form of Executive Officer Change in Control Agreement.

— 10.29	Genuine Parts Company 364-Day Bridge Credit Agreement.

*	Indicates management contracts and compensatory plans and arrangements.