Form 10-Q
period 2018-03-31
GENUINE PARTS CO
filed 2018-04-26
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2018
Common Stock, $1.00 par value per share	146,737,803

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$325,973	$314,899
Trade accounts receivable, less allowance for doubtful accounts (2018 – $22,166; 2017 – $17,612)	2,641,151	2,421,563
Merchandise inventories, net	3,772,919	3,771,089
Prepaid expenses and other current assets	841,569	805,342
TOTAL CURRENT ASSETS	7,581,612	7,312,893
Goodwill	2,202,634	2,153,988
Other intangible assets, less accumulated amortization	1,415,792	1,400,392
Deferred tax assets	39,830	40,158
Other assets	588,238	568,248
Property, plant and equipment, less accumulated depreciation (2018 – $1,083,696; 2017 – $1,044,353)	931,288	936,702
TOTAL ASSETS	$12,759,394	$12,412,381
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$3,773,149	$3,634,859
Current portion of debt	751,614	694,989
Dividends payable	105,649	99,000
Income taxes payable	28,144	10,736
Other current liabilities	1,098,916	1,034,441
TOTAL CURRENT LIABILITIES	5,757,472	5,474,025
Long-term debt	2,564,111	2,550,020
Pension and other post–retirement benefit liabilities	200,253	229,868
Deferred tax liabilities	184,383	193,308
Other long-term liabilities	491,794	501,004
EQUITY:
Preferred stock, par value – $1 per share
Authorized – 10,000,000 shares; none issued	-0-	-0-
Common stock, par value – $1 per share
Authorized – 450,000,000 shares; issued and outstanding – 2018 – 146,737,803 shares; 2017 – 146,652,615 shares	146,738	146,653
Additional paid-in capital	68,127	68,126
Retained earnings	4,114,472	4,049,965
Accumulated other comprehensive loss	(819,258)	(852,592)
TOTAL PARENT EQUITY	3,510,079	3,412,152
Noncontrolling interests in subsidiaries	51,302	52,004
TOTAL EQUITY	3,561,381	3,464,156
TOTAL LIABILITIES AND EQUITY	$12,759,394	$12,412,381
See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2018	2017
	(unaudited) (in thousands, except per share data)
Net sales	$4,586,294	$3,905,641
Cost of goods sold	3,150,487	2,749,920
Gross profit	1,435,807	1,155,721
Operating expenses:
Selling, administrative and other expenses	1,133,771	877,356
Depreciation and amortization	58,363	38,132
Provision for doubtful accounts	2,701	3,128
Total operating expenses	1,194,835	918,616
Non-operating expenses (income):
Interest expense	24,109	6,779
Other	(12,456)	(13,449)
Total non-operating expenses (income)	11,653	(6,670)
Income before income taxes	229,319	243,775
Income taxes	52,743	83,615
Net income	$176,576	$160,160
Basic net income per common share	$1.20	$1.08
Diluted net income per common share	$1.20	$1.08
Dividends declared per common share	$0.720	$0.675
Weighted average common shares outstanding	146,727	148,154
Dilutive effect of stock options and non-vested restricted stock awards	595	634
Weighted average common shares outstanding – assuming dilution	147,322	148,788

Net income	$176,576	$160,160
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	42,880	57,020
Net investment hedge, net of income taxes of 2018 — $6,180	(16,710)	—
Pension and postretirement benefit adjustments, net of income taxes of 2018 — $2,648; 2017 — $3,571	7,164	5,732
Other comprehensive income, net of tax	33,334	62,752
Comprehensive income	$209,910	$222,912
See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(unaudited) (in thousands)
OPERATING ACTIVITIES:
Net income	$176,576	$160,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,363	38,132
Share-based compensation	3,686	2,717
Excess tax benefits from share-based compensation	(2,517)	(1,546)
Changes in operating assets and liabilities	(97,741)	(97,643)
NET CASH PROVIDED BY OPERATING ACTIVITIES	138,367	101,820
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(31,633)	(24,806)
Acquisitions and other investing activities	(38,588)	(106,236)
NET CASH USED IN INVESTING ACTIVITIES	(70,221)	(131,042)
FINANCING ACTIVITIES:
Proceeds from debt	1,201,441	1,005,000
Payments on debt	(1,153,750)	(855,000)
Share-based awards exercised	(4,176)	(1,624)
Dividends paid	(99,000)	(97,584)
Purchases of stock	—	(91,984)
NET CASH USED IN FINANCING ACTIVITIES	(55,485)	(41,192)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,587)	5,452
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,074	(64,962)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	314,899	242,879
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$325,973	$177,917
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note A – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company”) for the year ended December 31, 2017. Accordingly, the unaudited interim condensed consolidated financial statements and related disclosures herein should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K.
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
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements covered by this quarterly report were issued. See the subsequent event footnote for additional information.

Note B – Segment Information

	Three Months Ended March 31,
	2018	2017
Net sales: (1)
Automotive	$2,564,259	$1,978,446
Industrial (2)	1,547,944	1,428,959
Business products	474,091	498,236
Total net sales	$4,586,294	$3,905,641
Operating profit:
Automotive	$184,706	$151,757
Industrial (2)	112,191	104,009
Business products	21,601	31,119
Total operating segment profit	318,498	286,885
Interest expense, net	(23,307)	(6,174)
Intangible asset amortization	(21,403)	(10,806)
Corporate expense (3)	(44,469)	(26,130)
Income before income taxes	$229,319	$243,775
(1) The net effect of discounts, incentives, and freight billed to customers has been allocated to their respective segments for the current and prior period.  Previously, the net effect of such items were captured and presented separately in a line item entitled “Other”.
(2) Effective January 1, 2018, the Electrical/electronic Material segment became a division of the Industrial segment. These two reporting segments became a single reporting segment, the Industrial Parts Group. The change in segment reporting is presented retrospectively.
(3) Includes $13,000 for the three months ended March 31, 2018, in transaction-related costs associated with Alliance Automotive Group ("AAG") and the pending transaction to spin-off the Company's Business Products Group, S.P. Richards, and combine it with Essendant, Inc. ("Essendant").

Net sales is disaggregated by geographical region for each of the Company’s segments, as the Company deems it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. Disaggregated geographical net sales by reportable segment are summarized as follows:

	Reportable segments
	Three Months Ended March 31, 2018
	Automotive	Industrial	Business Products	Total
Primary geographical markets:
North America	$1,782,314	$1,547,944	$474,091	$3,804,349
Australasia	302,004	—	—	302,004
Europe	479,941	—	—	479,941
Total net sales from contracts with customers	$2,564,259	$1,547,944	$474,091	$4,586,294

	Reportable segments
	Three Months Ended March 31, 2017
	Automotive	Industrial	Business Products	Total
Primary geographical markets:
North America	$1,703,551	1,428,959	498,236	$3,630,746
Australasia	274,895	—	—	274,895
Total net sales from contracts with customers	$1,978,446	$1,428,959	$498,236	$3,905,641

Note C – Revenue Recognition

The Company applied Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") using the modified retrospective method effective January 1, 2018. The cumulative effect of initially applying ASU 2014-09 resulted in a reduction to the opening retained earnings balance of $8,000, prior to the tax adjustment, at January 1, 2018 and a related adjustment to other current liabilities as of that date. Revenue for periods prior to January 1, 2018 have not been adjusted and continue to be reported under Revenue Recognition (Topic 605).

The Company primarily recognizes revenue at the point in time transfer of control of products or services to customers occurs in an amount that reflects consideration expected to be received for those products or services. Revenue is recognized net of allowances for returns, variable consideration, and any taxes collected from customers, which are subsequently remitted to governmental authorities. Revenue recognized over time is not significant. The Company may enter into contracts that include multiple combinations of products and services, which are accounted for as separate performance obligations and do not require significant judgment.

Payment terms with customers vary by the type and location of the customer and the products or services offered. The Company does not adjust the promised amount of consideration for the effects of significant financing components based on the expectation that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. Arrangements with customers that include payment terms extending beyond one year are not significant.

Product Distribution

The Company generates revenue primarily by distributing products through wholesale and retail channels. For wholesale customers, revenue is recognized when the goods are transferred to customers, title has passed and control of the goods has passed to the customer. Retail revenue is recognized at the point of sale when the goods are transferred to customers and consideration is received. Shipping and handling activities are performed prior to the customer obtaining control of the products. Costs associated with shipping and handling are considered costs to fulfill a contract and are expensed in selling, general, and other costs in the period they are incurred.

Other Revenues and Multiple Performance Obligations

The Company offers software support, product cataloguing, marketing, training and other membership program and support services to its customers. This revenue is recognized as services are provided. Revenue from these services are recognized over a short duration and their impact is not significant. Contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price and recognizes revenue upon delivery or as services are rendered.

Variable Consideration

The Company’s products are generally sold with a right of return and may include variable consideration in the form of incentives, discounts, credits or rebates. The Company estimates and recognizes variable consideration based on historical experience to determine the expected amount to which the Company will be entitled in exchange for transferring the promised goods or services to a customer. The Company records variable consideration as an adjustment to the transaction price in the period it is incurred. The realization of variable consideration occurs within a short period of time from product delivery; therefore, the time value of money effect is not significant.

Contract Balances

There were no material contract assets, contract liabilities or deferred contract costs as of March 31, 2018. Revenue related to unfulfilled performance obligations as of March 31, 2018 is not significant. Costs to obtain customer agreements are included in prepaid expenses and other current assets in the accompanying balance sheets. Liabilities for customer incentives, discounts, or rebates, and other performance obligations are included in other current liabilities in the accompanying balance sheets.

Note D – Other Comprehensive Income (Loss)
The following tables present the changes in accumulated other comprehensive loss by component for the three months ended March 31:

	2018
	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Net Investment Hedge	Foreign Currency Translation	Total
Beginning balance, January 1	$(568,957)	$(17,388)	$(266,247)	$(852,592)
Other comprehensive (loss) income before reclassifications, net of tax	—	(16,710)	42,880	26,170
Amounts reclassified from accumulated other comprehensive loss, net of tax	7,164	—	—	7,164
Net current period other comprehensive income (loss)	7,164	(16,710)	42,880	33,334
Ending balance, March 31	$(561,793)	$(34,098)	$(223,367)	$(819,258)

	2017
	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Net Investment Hedge	Foreign Currency Translation	Total
Beginning balance, January 1	$(609,080)	$—	$(403,941)	$(1,013,021)
Other comprehensive income before reclassifications, net of tax	—	—	57,020	57,020
Amounts reclassified from accumulated other comprehensive loss, net of tax	5,732	—	—	5,732
Net current period other comprehensive income	5,732	—	57,020	62,752
Ending balance, March 31	$(603,348)	$—	$(346,921)	$(950,269)
The accumulated other comprehensive loss components related to the pension benefits are included in the computation of net periodic benefit income in the employee benefit plans footnote. The nature of the net investment hedge is discussed in the non-derivative financial instrument footnote.
Note E – Recent Accounting Pronouncements
Revenue from Contracts with Customers (Topic 606)
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which creates a single, comprehensive revenue recognition model for recognizing revenue from contracts with customers. The standard was effective for interim and annual reporting periods beginning after December 15, 2017 and may be adopted either retrospectively or on a modified retrospective basis. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under previously existing guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. ASU 2014-09 did not result in a significant change in the judgment or timing associated with the recognition of revenue from the sale of the Company’s products or services. The Company adopted ASU 2014-09 on January 1, 2018. See the revenue recognition footnote for additional information.

Leases (Topic 842)
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires an entity to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, including operating leases, with a term greater than twelve months. Expanded disclosures with additional qualitative and quantitative information will also be required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard must be adopted using a modified retrospective transition. The Company has established a cross-functional team to evaluate and implement the new standard. As disclosed in the leased properties footnote in the 2017 Annual Report on Form 10-K, the future minimum payments under noncancelable operating leases are approximately $1,140,000 and the Company believes the adoption of this standard will have a significant impact on the consolidated balance sheets.
Income Tax Reform
As more fully discussed in Note 7 of the Company’s notes to the consolidated financial statements in its 2017 Annual Report on Form 10-K, the Tax Cuts and Jobs Act (the Act) was enacted December 22, 2017. As of March 31, 2018, the Company has not completed the accounting for the tax effects of the enactment of the Act; however, the Company has made a reasonable estimate of the effect of the Act on the existing deferred tax balances and of the one-time transition tax. There was no impact on the tax rate as a result of a change in estimate for the three months ended March 31, 2018. In all cases, the Company will continue to make and refine the calculations as additional analysis is completed. Further, the Company's estimates may also be affected as regulations and additional guidance become available.
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
Compensation-Retirement Benefits (Topic 715)
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) ("ASU 2017-07"), which requires an entity to report the service cost component of net periodic benefit cost in the same line item as other compensation costs (selling, administrative and other expenses), and the remaining components in non-operating expense in the consolidated statement of income and comprehensive income. This standard was effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company adopted ASU 2017-07, retrospectively, on January 1, 2018 and it did not have a material impact on the Company's condensed consolidated financial statements or related disclosures. See the employee benefit plans footnote for additional information.
Note F – Share-Based Compensation
As more fully discussed in Note 6 of the Company’s notes to the consolidated financial statements in its 2017 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At March 31, 2018, total compensation cost related to nonvested awards not yet recognized was approximately $24,201, as compared to $32,812 at December 31, 2017. The weighted-average period over which this compensation cost is expected to be recognized is approximately two years. The aggregate intrinsic value for SARs and RSUs outstanding at March 31, 2018 was approximately $64,069. At March 31, 2018, the aggregate intrinsic value for SARs and RSUs vested totaled approximately $32,688, and the weighted-average contractual lives for outstanding and exercisable SARs and RSUs were approximately six and five years, respectively. For the three months ended March 31, 2018, $3,686 of share-based compensation cost was recorded, as compared to $2,717 for the same three month period in the prior year.

Options to purchase approximately 1,334,000 shares of common stock were outstanding but excluded from the computation of diluted earnings per share for the three month period ended March 31, 2018, as compared to approximately 1,279,000 shares for the three month period ended March 31, 2017. These options were excluded from the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of the common stock.

Note G – Employee Benefit Plans
Net periodic benefit income for the Company's pension plans included the following components for the three months ended March 31:

	Pension Benefits
	2018	2017
Service cost	$2,654	$2,157
Interest cost	22,113	24,132
Expected return on plan assets	(38,588)	(39,733)
Amortization of prior service credit	(37)	(88)
Amortization of actuarial loss	9,959	9,485
Net periodic benefit income	$(3,899)	$(4,047)

Service cost is recorded in selling, administrative and other expenses in the consolidated statements of income and comprehensive income while all other components are recorded within other non-operating expenses (income). Pension benefits also include amounts related to a supplemental retirement plan. During the three months ended March 31, 2018, the Company made a $38,700 contribution to the pension plan.
Note H – Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantees. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At March 31, 2018, the Company was in compliance with all such covenants.
At March 31, 2018, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $651,293. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantees. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
As of March 31, 2018, the Company has recognized certain assets and liabilities amounting to $70,000 each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets.
Note I – Fair Value of Financial Instruments
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit and term loan approximate their respective fair values based on the short-term nature of these instruments. As of March 31, 2018, the carrying value, net of debt issuance costs, and the fair value of fixed rate debt were approximately $1,528,068 and $1,498,405, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. The carrying value, net of debt issuance costs, of fixed rate debt of $1,528,068 is included in long-term debt in the accompanying condensed consolidated balance sheet.
Note J – Non-derivative Financial Instrument
As of March 31, 2018, the Company had designated €700,000 of the face value of Euro-denominated debt, a non-derivative financial instrument, as a hedge of the foreign currency exchange rate exposure of an equal amount to the Company's euro-denominated net investment in certain European subsidiaries. As of March 31, 2018, the euro-denominated debt has a total carrying value of $862,750, which is included in long-term debt in the Company’s condensed consolidated balance sheet. For the three months ended March 31, 2018, the Company recorded a loss, net of tax, of approximately $16,710 in the net investment hedge section of the accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet and statement of income and comprehensive income. No hedge ineffectiveness was recognized in income.
Note K – Legal Matters
As more fully discussed in Note 10 of the Company's notes to the consolidated financial statements in its 2017 Annual Report on Form 10-K, a jury awarded damages against the Company in a litigated automotive product liability dispute. At the time of the filing of these financial statements, based upon the Company’s legal defenses, insurance coverage, and reserves, the Company does not believe this matter will have a material impact to the condensed consolidated financial statements.
Note L – Acquisitions
As more fully discussed in Note 11 of the Company's notes to the consolidated financial statements in its 2017 Annual Report on Form 10-K, the estimated fair values of the assets acquired and liabilities assumed as part of the AAG acquisition in November 2017 are preliminary and subject to revision. For the three months ended March 31, 2018, no significant changes were made to the provisional amounts disclosed for the year ended December 31, 2017.
Note M – Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentations. Within the condensed consolidated statements of income and comprehensive income, the Company adopted ASU 2017-07 and adjusted the prior period to include the components of net periodic benefit income other than the service cost component within other non-operating expenses (income). See the employee benefit plans footnote for additional information.
As more fully discussed in the segment information footnote, the Company adjusted prior period net sales to allocate discounts, incentives, and freight billed to customers to their respective segments and also combined the Industrial and Electrical/electronic Materials segments.
Note N – Subsequent Event
On April 12, 2018, the Company entered into a definitive agreement with Essendant to combine with the Company's Business Products Group in a business combination transaction. The transaction is structured as a Reverse Morris Trust, in which the Company will separate the Business Products Group into a standalone company and spin off that standalone company to the Company's shareholders, immediately followed by the merger of a subsidiary of Essendant and the spun-off company. The proceeds of the transaction will take the form of Essendant shares to be issued at closing to the Company's shareholders plus one-time cash payments to the Company of approximately $347,000, subject to adjustments at closing. Upon closing, the Company's shareholders will own approximately 51% and Essendant shareholders will own approximately 49% of the combined company on a diluted basis, with approximately 80,000,000 diluted shares expected to be outstanding. The spinoff will have no effect on the number of the Company's common shares owned by the Company's shareholders or the number of shares of the Company's common stock outstanding. The transaction is intended to be tax-free to the Company's shareholders for U.S. federal income tax purposes.
The transaction is expected to close before the end of 2018, subject to regulatory and Essendant shareholder approvals and other customary closing conditions. The assets and liabilities of the Business Products Group will continue to be classified as "held and used" on the Company's condensed consolidated balance sheet until the closing of the transaction.  The spinoff announcement was evaluated and determined not to be an event or a change in circumstance that required a recoverability test or a goodwill impairment assessment.  However, an impairment loss could be recognized by the Company at the spinoff date if the aggregate carrying amount of the Business Products Group's assets and liabilities exceeds its aggregate fair value at that date.  The Company cannot currently predict whether an impairment loss will be recorded at the spinoff date.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Forward-Looking Statements

Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission (SEC) or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to the proposed business combination transaction between the Company and Essendant in which the Company will spin-off its Business Products Group and combine this business with Essendant or the acquisition of AAG and the anticipated strategic benefits, synergies and other attributes of these transactions, as well as future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, the Company’s ability to successfully integrate AAG into the Company and to realize the anticipated synergies and benefits; changes in the European aftermarket; the Company's ability to complete the transaction to spin-off its Business Products Group and combine it with Essendant; the Company’s ability to successfully implement its business initiatives in each of its three business segments; slowing demand for the Company’s products; changes in legislation or government regulations or policies; changes in general economic conditions, including unemployment, inflation or deflation; changes in tax policies; volatile exchange rates; high energy costs; uncertain credit markets and other macro-economic conditions; competitive product, service and pricing pressures; the ability to maintain favorable vendor arrangements and relationships; disruptions in our vendors’ operations; the Company’s ability to successfully integrate its other acquired businesses; the uncertainties and costs of litigation; disruptions caused by a failure or breach of the Company’s information systems, as well as other risks and uncertainties discussed in the Company’s Annual Report on Form 10-K for 2017 and from time to time in the Company’s subsequent filings with the SEC.

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-K, 10-Q, 8-K and other reports to the SEC.

Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial parts and electrical materials, and business products. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the three months ended March 31, 2018, business was conducted throughout the United States, Canada, Australia, New Zealand, Mexico, the U.K., France, Germany, Poland, and Puerto Rico from approximately 3,100 locations.

For the periods presented, the Company is reporting its operations under three business segments: Automotive, Industrial and Business Products. Effective in 2018, EIS, Inc., formerly our Electrical and Electronic business segment, was combined with Motion Industries and is now identified as the Electrical Specialties Group of Motion Industries. As a result, the Industrial business segment is comprised of Motion Industries and EIS, Inc. The combination of these two segments will provide strong economies of scale and greater operating efficiencies, which we intend to leverage. The opportunity to build synergies by sharing talent, physical resources, greater size and scale, and value-added expertise in each respective market channel is highly compelling. We anticipate this combination will create value for both our customers and all our stakeholders.

For the three months ended March 31, 2018 sales were $4.59 billion, a 17.4% increase as compared to $3.91 billion in the same period of the prior year. For the three months ended March 31, 2018, the Company recorded consolidated net income of $176.6 million compared to consolidated net income of $160.2 million in the same three month period of the prior year, an increase of 10.2%. On a per share diluted basis, net income was $1.20, an increase of 11.1% as compared to $1.08 in the same three month period of 2017.
On April 12, 2018, the Company entered into a definitive agreement with Essendant to combine with the Company's Business Products Group in a business combination transaction. The transaction is structured as a Reverse Morris Trust, in which the Company will separate the Business Products Group into a standalone company and spin off that standalone company to the Company's shareholders, immediately followed by the merger of Essendant and the spun-off company. The transaction is expected to close before the end of 2018, subject to regulatory and Essendant shareholder approvals and other customary closing conditions.

In the three month period ended March 31, 2018, the Company incurred certain transaction-related costs associated with the $2.0 billion European acquisition of AAG on November 1, 2017 and the pending transaction to spin-off the Company's Business Products Group and combine it with Essendant. Before the impact of these costs, the Company's adjusted net income was $186.5 million, an increase of 16.4%, or $1.27 on an adjsuted per share diluted basis, an increase of 17.6%, in the three month period ended March 31, 2018.
The Company remains committed to its key growth initiatives, which include: driving greater share of spend with existing customers; employing an aggressive but disciplined acquisition strategy focused on both geographical in-fill and product line adjacencies; expanding the Company's digital capabilities; and, the further expansion of our U.S. and international store footprint. Such sales initiatives, as well as a variety of ongoing gross margin and cost savings initiatives, are intended to drive long-term sustained revenue and profit growth.

Sales

For the three months ended March 31, 2018 sales were $4.59 billion, a 17.4% increase as compared to $3.91 billion in the same period of the prior year This reflects an approximate 2% increase in organic sales, a 14% contribution from acquisitions and a1% favorable currency impact, as compared to the same three month period in 2017.

Sales for the Automotive Parts Group increased 29.6% in the first quarter of 2018, as compared to the same period in the prior year. This group’s revenue increase for the three months ended March 31, 2018 consisted of an approximate 1.5% increase in organic sales, a 27% benefit from acquisitions and a 1.5% favorable currency impact. We anticipate the Company’s initiatives to drive both organic and acquisitive growth will positively benefit the Automotive Parts Group in the quarters ahead.

Sales for the Industrial Products Group increased 8.3% for the three month period ended March 31, 2018, as compared to the same period in 2017. The increase in this group’s revenues reflects an approximate 5% increase in organic sales, a 3% accretive impact of acquisitions and a slightly favorable foreign currency impact. The Industrial Products Group has multiple initiatives in place to drive continued market share expansion through both organic and acquisitive sales growth in the quarters ahead.

Sales for the Business Products Group decreased 4.8% for the three months ended March 31, 2018, due to its decrease in organic sales compared to the same three month period in 2017. On April 12, 2018, we entered into a definitive agreement with Essendant to combine with our Business Products Group in a business combination transaction. The transaction is expected to close before the end of 2018, subject to regulatory and Essendant shareholder approvals and other customary closing conditions. Until this transaction closes, we will remain focused on our core growth initiatives for this business, including the further enhancement of our Facilities, Breakroom and Safety Products offering.

For the three month period ended March 31, 2018, industry pricing was flat in the Automotive segment and increased 0.6% in the Business Products segment and 1.3% in the Industrial segment.
Cost of Goods Sold/Expenses

Cost of goods sold for the three months ended March 31, 2018 was $3.15 billion, a 14.6% increase from $2.75 billion for the same period in the prior year. As a percent of net sales, cost of goods sold was 68.7% as compared to 70.4% in the same three month period of 2017. The increase in cost of goods sold for the three month period ended March 31, 2018 primarily relates to the sales increase for this period as compared to the same three month period of the prior year. In addition, the increase includes approximately $6 million in transaction-related costs recorded to cost of goods sold in association with the acquisition of AAG on November 1, 2017. The increase was partially offset by the favorable impact of the lower cost of goods sold model at AAG as well as at certain other acquisitions. The Company’s cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers, retail stores and branches, as well as vendor volume incentives and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor volume incentives or pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures, (iv) physical inventory and LIFO adjustments, and (v) changes in foreign currency exchange rates.

Total operating expenses increased to $1.19 billion for the three month period ended March 31, 2018 as compared to $918.6 million for the same three month period in 2017. As a percentage of net sales, operating expenses increased to 26.1% as compared to 23.5% in the same three month period of the previous year. The increase in operating expenses as a percentage of net sales for the three month period ended March 31, 2018 reflects the Company’s deleveraging of expenses on lower comparable sales in the U.S. Automotive and Business Products segments, as well as higher costs in areas such as payroll, IT, digital, legal, professional and insurance, freight and delivery, and acquisition related costs. Likewise, the increase includes the impact of the higher operating expense model at AAG as well as at certain other acquisitions. Finally, the increase includes approximately $7 million in transaction-related costs associated with the acquisition of AAG on November 1, 2017, and the pending transaction to spin-off the Company's Business Products Group, S.P. Richards, and combine it with Essendant, announced on April 12, 2018. The Company continues to focus on effectively managing the costs in our businesses with ongoing investments in technology and supply chain initiatives primarily associated with freight, digital and logistics related functions.

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
Operating Profit

Operating profit increased to $318.5 million for the three months ended March 31, 2018, compared to $286.9 million for the same three month period of the prior year, an increase of 11.0%. As a percentage of net sales, operating profit was 6.9% as compared to 7.3% in the same three month period of 2017. The decrease in operating profit as a percentage of net sales for the three month period ended March 31, 2018 is primarily due to the deleveraging of fixed costs associated with lower comparable sales growth in the U.S. Automotive and Business products segments, higher expenses in areas such as IT, digital, legal, professional and insurance, freight and delivery and acquisition related costs and lower volume incentives in the Business Products Group. These increases were partially offset by our ongoing cost control initiatives.

The Automotive Parts Group’s operating profit increased 21.7% in the three month period ended March 31, 2018 as compared to the same period of 2017, and its operating profit margin was 7.2% as compared to 7.7% in the same period. The decrease in operating profit margin for the three month period ended March 31, 2018 is primarily due to the slow organic sales environment in our U.S. Automotive businesses and its impact on expense leverage as well as higher costs in areas such as payroll, IT, digital, legal, professional and insurance, freight and delivery and acquisition related costs.

The Industrial Products Group’s operating profit increased 7.9% in the three month period ended March 31 2018 as compared to the same three month period of 2017, and the operating profit margin for this group was 7.2% compared to 7.3% for the same period of the previous year. The slight decrease in operating profit margin for the three month period ended March 31, 2018 is primarily due to the margin decline in Industrial's Electrical Specialty Group. This was partially offset by the Industrial Group's overall increase in organic sales volume and its positive impact on expense leverage, as well as improved core gross margin.

The Business Products Group’s operating profit decreased 30.6% for the three months ended March 31, 2018, compared to the same three month period in 2017, and the operating profit margin for this group was 4.6% compared to 6.2% for the same three month period of 2017. The decrease in operating profit margin for the three month period ended March 31, 2018 is primarily due to the impact of lower organic sales volume and its negative impact on expense leverage and lower volume incentives.
Income Taxes

The effective income tax rate was 23.0% for the three months ended March 31, 2018, compared to 34.3% for the same three month period in 2017. The decrease is primarily due to the Tax Cuts and Jobs Act enacted in December 2017, a favorable mix of U.S. and foreign earnings, including AAG acquired in November 2017, as well as an increase in the positive impact of the recognition of excess tax benefits pertaining to stock compensation as compared to the same three month period in 2017.
Net Income

For the three months ended March 31, 2018, the Company recorded consolidated net income of $176.6 million, an increase of 10.2% as compared to consolidated net income of $160.2 million in the same three month period of the prior year. On a per share diluted basis, net income was $1.20, an increase of 11.1% as compared to $1.08 in the same three month period of 2017.
The Company incurred certain transaction-related costs in the first quarter associated with the acquisition of AAG on November 1, 2017 and the pending transaction to spin-off the Company's Business Products Group and combine it with Essendant. Before the impact of these costs, the Company's adjusted net income was $186.5 million, an increase of 16.4%, or $1.27 on an adjusted per share diluted basis, an increase of 17.6%, in the three month period ended March 31, 2018.

The following table sets fourth a reconciliation of net income and net income per common share to adjusted net income and adjusted diluted net income per common share to account for the impact of these adjustments. The Company does not, nor does it suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. The Company believes that the presentation of adjusted net income and adjusted net income per common share provides meaningful supplemental information to both management and investors that is indicative of the Company's core operations.

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
	(in thousands, except per share data)

GAAP net income	$176,576	$160,160
Diluted net income per common share	$1.20	$1.08

Add after-tax adjustments:
Transaction-related costs	9,883	—

Adjusted net income	$186,459	$160,160
Adjusted diluted net income per common share	$1.27	$1.08
Financial Condition
The Company’s cash balance of $326.0 million at March 31, 2018 increased $11.0 million or 3.5% from December 31, 2017. For the three months ended March 31, 2018, the Company used $38.6 million for acquisitions and other investing activities, $99.0 million for dividends paid to the Company’s shareholders, and $31.6 million for investments in the Company via capital expenditures. The Company did not repurchase any stock in the first quarter of 2018. These items were fully offset by the Company’s earnings and net cash provided by operating activities, as well as the Company's debt structure as outlined in liquidity below.

Accounts receivable increased $219.6 million or 9% from December 31, 2017, which is due to the Company’s acquisitions and higher sales volume in the three month period ended March 31, 2018 as compared to the fourth quarter of 2017. Inventory increased $1.8 million, virtually unchanged from the inventory balance at December 31, 2017. Accounts payable increased $138.3 million or 4% from December 31, 2017, primarily due to more favorable payment terms negotiated with the Company's vendors in the three month period ended March 31, 2018. The Company’s debt is discussed below.
Liquidity and Capital Resources
Total debt of $3.32 billion at March 31, 2018 increased $71 million, or 2.2%, from December 31, 2017, primarily related to funding the Company’s working capital needs. At March 31, 2018, the Company's total average cost of debt was 2.84% and the Company remained in compliance with all covenants connected with the above borrowings.

The ratio of current assets to current liabilities was 1.3 to 1 at March 31, 2018, unchanged from the level at December 31, 2017. The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including discretionary share repurchases, if any, for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposures are the Euro, British pound, Australian dollar, Canadian dollar and Mexican peso, which are the functional currencies of our operations in Europe, Australia, Canada and Mexico, respectively. As previously noted under “Sales,” foreign currency exchange exposure, particularly in regard to the Australian dollar and Canadian dollar, positively impacted our results for the three month period ended March 31, 2018. There have been no other material changes in market risk from the information provided in the Company’s 2017 Annual Report on Form 10-K.
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
PART II – OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2017 Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended March 31, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2018 through January 31, 2018	245,126	$100.04	—	17,371,203
February 1, 2018 through February 28, 2018	952	$99.75	—	17,371,203
March 1, 2018 through March 31, 2018	6,650	$89.75	—	17,371,203
Totals	252,728	$99.77	—	17,371,203

(1)
Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)
On November 17, 2008, and August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15 million shares and 15 million shares, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 2.4 million shares authorized in the 2008 plan and 15.0 million shares authorized in 2017 remain available to be repurchased by the Company. There were no other plans announced as of March 31, 2018.

Item 6. Exhibits
(a) The following exhibits are filed or furnished as part of this report:

Exhibit 2.1	Agreement and Plan of Merger, dated as of April 12, 2018, by and among Genuine Parts Company, Rhino SpinCo, Inc., Essendant Inc. and Elephant Merger Sub Corp. - filed herewith

Exhibit 2.2	Separation Agreement, dated as of April 12, 2018, by and between Genuine Parts Company and Rhino SpinCo, Inc. - filed herewith

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	By-Laws of the Company, as amended and restated November 18, 2013 (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 18, 2013)

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer – filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer – filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer – furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer – furnished herewith

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three periods ended March 31, 2018 and 2017; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (iv) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: April 26, 2018	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)