Form 10-Q
period 2018-06-30
GENUINE PARTS CO
filed 2018-07-25
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2018
Common Stock, $1.00 par value per share	146,752,732

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$355,141	$314,899
Trade accounts receivable, less allowance for doubtful accounts (2018 – $25,329; 2017 – $17,612)	2,669,649	2,421,563
Merchandise inventories, net	3,484,949	3,771,089
Prepaid expenses and other current assets	1,013,630	805,342
TOTAL CURRENT ASSETS	7,523,369	7,312,893
Goodwill	2,142,822	2,153,988
Other intangible assets, less accumulated amortization	1,356,149	1,400,392
Deferred tax assets	25,480	40,158
Other assets	600,124	568,248
Property, plant and equipment, less accumulated depreciation (2018 – $1,117,925; 2017 – $1,044,353)	918,578	936,702
TOTAL ASSETS	$12,566,522	$12,412,381
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$3,831,274	$3,634,859
Current portion of debt	686,415	694,989
Dividends payable	105,661	99,000
Income taxes payable	17,782	10,736
Other current liabilities	1,015,762	1,034,441
TOTAL CURRENT LIABILITIES	5,656,894	5,474,025
Long-term debt	2,490,552	2,550,020
Pension and other post–retirement benefit liabilities	200,137	229,868
Deferred tax liabilities	174,564	193,308
Other long-term liabilities	482,048	501,004
EQUITY:
Preferred stock, par value – $1 per share
Authorized – 10,000,000 shares; none issued	-0-	-0-
Common stock, par value – $1 per share
Authorized – 450,000,000 shares; issued and outstanding – 2018 – 146,752,732 shares; 2017 – 146,652,615 shares	146,753	146,653
Additional paid-in capital	72,211	68,126
Retained earnings	4,236,359	4,049,965
Accumulated other comprehensive loss	(943,351)	(852,592)
TOTAL PARENT EQUITY	3,511,972	3,412,152
Noncontrolling interests in subsidiaries	50,355	52,004
TOTAL EQUITY	3,562,327	3,464,156
TOTAL LIABILITIES AND EQUITY	$12,566,522	$12,412,381
See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited) (in thousands, except per share data)
Net sales	$4,822,065	$4,100,178	$9,408,359	$8,005,819
Cost of goods sold	3,300,479	2,860,466	6,450,966	5,610,386
Gross profit	1,521,586	1,239,712	2,957,393	2,395,433
Operating expenses:
Selling, administrative and other expenses	1,148,217	906,943	2,281,988	1,784,299
Depreciation and amortization	58,451	39,232	116,814	77,364
Provision for doubtful accounts	3,666	2,546	6,367	5,674
Total operating expenses	1,210,334	948,721	2,405,169	1,867,337
Non-operating expenses (income):
Interest expense	26,476	7,446	50,585	14,225
Other	(15,495)	(13,592)	(27,951)	(27,041)
Total non-operating expenses (income)	10,981	(6,146)	22,634	(12,816)
Income before income taxes	300,271	297,137	529,590	540,912
Income taxes	73,299	107,165	126,042	190,780
Net income	$226,972	$189,972	$403,548	$350,132
Basic net income per common share	$1.55	$1.29	$2.75	$2.37
Diluted net income per common share	$1.54	$1.29	$2.74	$2.36
Dividends declared per common share	$.7200	$.6750	$1.440	$1.350
Weighted average common shares outstanding	146,748	147,079	146,738	147,613
Dilutive effect of stock options and non-vested restricted stock awards	512	571	548	598
Weighted average common shares outstanding – assuming dilution	147,260	147,650	147,286	148,211

Net income	$226,972	$189,972	$403,548	$350,132
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(163,993)	23,157	(121,113)	80,177
Net investment hedge, net of income taxes in 2018 — ($5,935)	32,755	—	16,045	—
Pension and postretirement benefit adjustments, net of income taxes in 2018 — $2,642 and $5,290; 2017 — $3,568 and $7,139 respectively	7,145	5,723	14,309	11,455
Other comprehensive (loss) income, net of income taxes	(124,093)	28,880	(90,759)	91,632
Comprehensive income	$102,879	$218,852	$312,789	$441,764
See notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(unaudited) (in thousands)
OPERATING ACTIVITIES:
Net income	$403,548	$350,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,814	77,364
Share-based compensation	9,035	8,086
Excess tax benefits from share-based compensation	(2,599)	(2,245)
Changes in operating assets and liabilities	(71,723)	(88,053)
NET CASH PROVIDED BY OPERATING ACTIVITIES	455,075	345,284
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(65,146)	(54,095)
Acquisitions and other investing activities	(82,545)	(240,216)
NET CASH USED IN INVESTING ACTIVITIES	(147,691)	(294,311)
FINANCING ACTIVITIES:
Proceeds from debt	2,320,906	2,250,000
Payments on debt	(2,367,284)	(1,995,000)
Share-based awards exercised	(4,851)	(3,014)
Dividends paid	(204,649)	(197,408)
Purchases of stock	—	(153,508)
NET CASH USED IN FINANCING ACTIVITIES	(255,878)	(98,930)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11,264)	8,223
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,242	(39,734)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	314,899	242,879
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$355,141	$203,145
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note A – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company”) for the year ended December 31, 2017. Accordingly, the unaudited interim condensed consolidated financial statements and related disclosures herein should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K.
The preparation of interim financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Specifically, the Company makes estimates and assumptions in its interim condensed consolidated financial statements for inventory adjustments, the accrual of bad debts, customer sales returns, and volume incentives earned, among others. Inventory adjustments (including adjustments for a majority of inventories that are valued under the last-in, first-out (“LIFO”) method) are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment and LIFO valuation, which are performed each year-end. Reserves for bad debts and customer sales returns are estimated and accrued on an interim basis based upon historical experience. Volume incentives are estimated based upon cumulative and projected purchasing levels. The estimates and assumptions for interim reporting may change upon final determination at year-end, and such changes may be significant.
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the financial statements covered by this quarterly report were issued.

Note B – Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales: (1)
Automotive	$2,736,201	$2,142,922	$5,300,460	$4,121,368
Industrial (2)	1,602,665	1,474,209	3,150,609	2,903,168
Business products	483,199	483,047	957,290	981,283
Total net sales	$4,822,065	$4,100,178	$9,408,359	$8,005,819
Operating profit:
Automotive	$243,611	$207,332	$428,317	$359,089
Industrial (2)	125,191	111,833	237,382	215,842
Business products	21,422	30,091	43,023	61,210
Total operating profit	390,224	349,256	708,722	636,141
Interest expense, net	(25,525)	(6,878)	(48,832)	(13,052)
Intangible asset amortization	(21,806)	(11,434)	(43,209)	(22,240)
Corporate expense (3)	(42,622)	(33,807)	(87,091)	(59,937)
Income before income taxes	$300,271	$297,137	$529,590	$540,912
(1) The net effect of discounts, incentives, and freight billed to customers has been allocated to their respective segments for the current and prior periods.  Previously, the net effect of such items were captured and presented separately in a line item entitled “Other.”
(2) Effective January 1, 2018, the electrical/electronic materials segment became a division of the industrial segment. These two reporting segments became a single reporting segment, the Industrial Parts Group. The change in segment reporting is presented retrospectively.
(3) Includes $9,105 and $22,114 for the three and six months ended June 30, 2018, respectively, in certain transaction and other costs related to the acquisition of Alliance Automotive Group ("AAG") and the pending transaction to spin-off the Company's Business Products Group, S.P. Richards, and combine it with Essendant, Inc. ("Essendant"). See the acquisitions and divestitures footnote for additional information.

Net sales is disaggregated by geographical region for each of the Company’s segments, as the Company deems this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. Disaggregated geographical net sales by reportable segment are summarized as follows:

	Primary Geographical Markets:
	Three Months Ended June 30
	North America		Australasia		Europe		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Reportable Segments:
Automotive	$1,944,980	$1,859,478	$302,799	$283,444	$488,422	$—	$2,736,201	$2,142,922
Industrial	1,602,665	1,474,209	—	—	—	—	1,602,665	1,474,209
Business products	483,199	483,047	—	—	—	—	483,199	483,047
Total net sales from contracts with customers	$4,030,844	$3,816,734	$302,799	$283,444	$488,422	$—	$4,822,065	$4,100,178

	Primary Geographical Markets:
	Six Months Ended June 30
	North America		Australasia		Europe		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Reportable Segments:
Automotive	$3,727,294	$3,563,029	$604,803	$558,339	$968,363	$—	$5,300,460	$4,121,368
Industrial	3,150,609	2,903,168	—	—	—	—	3,150,609	2,903,168
Business products	957,290	981,283	—	—	—	—	957,290	981,283
Total net sales from contracts with customers	$7,835,193	$7,447,480	$604,803	$558,339	$968,363	$—	$9,408,359	$8,005,819

Note C – Revenue Recognition

The Company applied Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), using the modified retrospective method effective January 1, 2018. The cumulative effect of initially applying ASU 2014-09 and its amendments resulted in a reduction to the opening retained earnings balance of $8,000, prior to the tax adjustment, at January 1, 2018 and a related adjustment to other current liabilities as of that date. Revenue for periods prior to January 1, 2018 have not been adjusted and continue to be reported under Revenue Recognition (Topic 605). Upon adoption of ASU 2014-09, the Company also began classifying its estimate of merchandise returns expected in the next twelve months, which was $222,697 as of June 30, 2018, in prepaid expenses and other current assets. This estimate was historically classified in merchandise inventories, net and the amount was $203,589 as of December 31, 2017.

The Company primarily recognizes revenue at the point in time that transfer of control of products or services to customers occurs and at an amount that reflects the consideration expected to be received for those products or services. Contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price and recognizes revenue upon delivery or as services are rendered.

Revenue is recognized net of allowances for returns, variable consideration, and any taxes collected from customers that will be remitted to governmental authorities. Revenue recognized over time is not significant. Payment terms with customers vary by the type and location of the customer and the products or services offered. The Company does not adjust the promised amount of consideration for the effects of significant financing components based on the expectation that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. Arrangements with customers that include payment terms extending beyond one year are not significant.

Liabilities for customer incentives, discounts, or rebates are included in other current liabilities in the accompanying balance sheets.

Product Distribution Revenues
The Company generates revenue primarily by distributing products through wholesale and retail channels. For wholesale customers, revenue is recognized when the goods are transferred to customers, title has passed and control of the goods has passed to the customer. Retail revenue is recognized at the point of sale when the goods are transferred to customers and consideration is received. Shipping and handling activities are performed prior to the customer obtaining control of the products. Costs associated with shipping and handling are considered costs to fulfill a contract and are included in selling, administrative and other expenses in the period they are incurred.

Other Revenues
The Company offers software support, product cataloguing, marketing, training and other membership program and support services to certain customers. This revenue is recognized as services are provided. Revenue from these services is recognized over a short duration and the impact is not significant.

Variable Consideration
The Company’s products are generally sold with a right of return and may include variable consideration in the form of incentives, discounts, credits or rebates. The Company estimates variable consideration based on historical experience to determine the expected amount to which the Company will be entitled in exchange for transferring the promised goods or services to a customer. The Company recognizes estimated variable consideration as an adjustment to the transaction price when control of the related product is transferred. The realization of variable consideration occurs within a short period of time from product delivery; therefore, the time value of money effect is not significant.
Note D – Accumulated Other Comprehensive Loss
The following tables present the changes in accumulated other comprehensive loss by component for the six months ended June 30:

	2018
	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Net Investment Hedge	Foreign Currency Translation	Total
Beginning balance, January 1	$(568,957)	$(17,388)	$(266,247)	$(852,592)
Other comprehensive income (loss) before reclassifications, net of tax	—	16,045	(121,113)	(105,068)
Amounts reclassified from accumulated other comprehensive loss, net of tax	14,309	—	—	14,309
Net current period other comprehensive income (loss)	14,309	16,045	(121,113)	(90,759)
Ending balance, June 30	$(554,648)	$(1,343)	$(387,360)	$(943,351)

	2017
	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Net Investment Hedge	Foreign Currency Translation	Total
Beginning balance, January 1	$(609,080)	$—	$(403,941)	$(1,013,021)
Other comprehensive income before reclassifications, net of tax	—	—	80,177	80,177
Amounts reclassified from accumulated other comprehensive loss, net of tax	11,455	—	—	11,455
Net current period other comprehensive income	11,455	—	80,177	91,632
Ending balance, June 30	$(597,625)	$—	$(323,764)	$(921,389)

The accumulated other comprehensive loss components related to the pension benefits are included in the computation of net periodic benefit income in the employee benefit plans footnote. The nature of the net investment hedge is discussed in the non-derivative financial instrument footnote.

Note E – Recent Accounting Pronouncements

Revenue from Contracts with Customers (Topic 606)
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which creates a single, comprehensive revenue recognition model for recognizing revenue from contracts with customers. The Company adopted ASU 2014-09 and its amendments on January 1, 2018. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than were required under previously existing guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. ASU 2014-09 did not result in a significant change in the judgment or timing associated with the recognition of revenue from the sale of the Company’s products or services. See the revenue recognition footnote for additional information.

Leases (Topic 842)
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which, among other things, requires an entity to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, including operating leases, with a term greater than twelve months. Expanded disclosures with additional qualitative and quantitative information will also be required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard must be adopted using a modified retrospective transition. The Company has established a cross-functional team to evaluate and implement the new standard. As disclosed in the leased properties footnote in the 2017 Annual Report on Form 10-K, the future minimum payments under noncancelable operating leases are approximately $1,140,000 as of December 31, 2017. The Company believes the adoption of this standard will have a significant impact on the consolidated balance sheets.

Income Tax Reform
As more fully discussed in Note 7 of the Company’s notes to the consolidated financial statements in its 2017 Annual Report on Form 10-K, the Tax Cuts and Jobs Act (the Act) was enacted December 22, 2017. As of June 30, 2018, the Company has not completed the accounting for the tax effects of the enactment of the Act due to its complexities and limited guidance available; however, the Company has made a reasonable estimate of the effect of the Act on the existing deferred tax balances and of the one-time transition tax. There was no impact on the tax rate as a result of a change in estimate for the six months ended June 30, 2018. In all cases, the Company continues to refine the calculations as additional analysis and modeling are completed. Further, the Company's estimates may also be affected as regulations and additional guidance become available.

In addition, the Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. Given the complexity of the GILTI provisions, the Company is still evaluating its effects and has not yet made an accounting policy election. The provision is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

Compensation-Retirement Benefits (Topic 715)
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) ("ASU 2017-07"), which requires an entity to report the service cost component of net periodic benefit cost in the same line item as other compensation costs (selling, administrative and other expenses) and the remaining components in non-operating expense in the consolidated statement of income and comprehensive income. The Company adopted ASU 2017-07 retrospectively on January 1, 2018 and it did not have a material impact on the Company's condensed consolidated financial statements or related disclosures. See the employee benefit plans footnote for additional information. The Company elected to use the amounts disclosed in the employee benefit plans note for the prior comparative period as the basis for applying the retrospective presentation.

Note F – Share-Based Compensation
As more fully discussed in Note 6 of the Company’s notes to the consolidated financial statements in its 2017 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. An RSU represents a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At June 30, 2018, total compensation cost related to nonvested awards not yet recognized was approximately $48,924, as compared to $32,812 at December 31, 2017. The weighted-average period over which this compensation cost is expected to be recognized is approximately two years. The aggregate intrinsic value for SARs and RSUs outstanding at June 30, 2018 was approximately $99,878. At June 30, 2018, the aggregate intrinsic value for SARs and RSUs vested totaled approximately $35,996, and the weighted-average contractual lives for outstanding and exercisable SARs and RSUs were approximately five years. For the six months ended June 30, 2018, $9,035 of share-based compensation cost was recorded, as compared to $8,086 for the same six month period in the prior year.
Options to purchase approximately 2,098,000 and 1,445,000 shares of common stock were outstanding but excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2018, as compared to approximately 1,968,000 and 1,697,000 shares for the three and six month periods ended June 30, 2017. These options were excluded from the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of the common stock. During the six months ended June 30, 2018, the Company granted approximately 360,000 RSUs.

Note G – Employee Benefit Plans
Net periodic benefit income for the Company's pension plans included the following components for the three months ended June 30:

	Pension Benefits
	2018	2017
Service cost	$2,612	$2,133
Interest cost	22,071	24,099
Expected return on plan assets	(38,516)	(39,681)
Amortization of prior service credit	(37)	(87)
Amortization of actuarial loss	9,935	9,466
Net periodic benefit income	$(3,935)	$(4,070)
Net periodic benefit income for the Company's pension plans included the following components for the six months ended June 30:

	Pension Benefits
	2018	2017
Service cost	$5,266	$4,290
Interest cost	44,184	48,231
Expected return on plan assets	(77,104)	(79,414)
Amortization of prior service credit	(74)	(175)
Amortization of actuarial loss	19,894	18,951
Net periodic benefit income	$(7,834)	$(8,117)
Service cost is recorded in selling, administrative and other expenses in the condensed consolidated statements of income and comprehensive income while all other components are recorded within other non-operating expenses (income). Pension benefits also include amounts related to a supplemental retirement plan. During the six months ended June 30, 2018, the Company made a $38,700 contribution to the pension plan.

Note H – Guarantees

The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantees. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At June 30, 2018, the Company was in compliance with all such covenants.
At June 30, 2018, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $685,141. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantees. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

As of June 30, 2018, the Company has recognized certain assets and liabilities amounting to $70,000 each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets.

Note I – Fair Value of Financial Instruments

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit and term loan approximate their respective fair values based on the short-term nature of these instruments. As of June 30, 2018, the carrying amount, net of debt issuance costs, and the fair value of fixed rate debt were approximately $1,483,356 and $1,433,875, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. The carrying amount, net of debt issuance costs, of fixed rate debt of $1,483,356 is included in long-term debt in the accompanying condensed consolidated balance sheet.

Note J – Non-Derivative Financial Instrument

As of June 30, 2018, the Company had designated €700,000 of the face value of Euro-denominated debt, a non-derivative financial instrument, as a hedge of the foreign currency exchange rate exposure of an equal amount to the Company's euro-denominated net investment in a European subsidiary. As of June 30, 2018, the euro-denominated debt has a total carrying amount of $817,880, which is included in long-term debt in the Company’s condensed consolidated balance sheet. For the three and six months ended June 30, 2018, the Company recorded a gain, net of tax, of approximately $32,755 and $16,045 respectively, in the net investment hedge section of the accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet and statement of income and comprehensive income. No hedge ineffectiveness was recognized in income.

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

Note L – Acquisitions and Divestitures

Acquisitions
As more fully discussed in Note 11 of the Company's notes to the consolidated financial statements in its 2017 Annual Report on Form 10-K, the estimated fair values of the assets acquired and liabilities assumed as part of the AAG acquisition in November 2017 are preliminary and subject to revision, pending completion of the final valuations for these assets. Among other things, the Company is finalizing its review of valuation reports of certain tangible and intangible assets, as well as completing its review of certain related tax accounts. For the six months ended June 30, 2018, no significant changes were made to the provisional amounts disclosed for the year ended December 31, 2017.

Divestitures
On April 12, 2018, the Company entered into a definitive agreement with Essendant to combine with the Company's Business Products Group in a business combination transaction. The transaction is structured as a Reverse Morris Trust, in which the Company will separate the Business Products Group into a standalone company and spin off that standalone company to the Company's shareholders, immediately followed by the merger of a subsidiary of Essendant and the spun-off company. Subsequently, Essendant received letters from Staples, Inc. ("Staples") expressing its interest in the purchase of 100% of Essendant's equity for $11.50 per share in cash.  Additionally, the Federal Trade Commission has issued second requests in connection with filings under the Hart-Scott-Rodino Antitrust Improvement Act for both the Company's definitive agreement with Essendant and the Staples proposal to acquire Essendant.

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

Subject to regulatory and Essendant shareholder approvals and other customary closing conditions, the Company continues to expect to close on the proposed transaction with Essendant before the end of 2018. The assets and liabilities of the Business Products Group will continue to be presented as "held and used" on the Company's condensed consolidated balance sheet until the closing of the transaction.  The spinoff announcement was evaluated and determined not to be an event or a change in circumstance that required a recoverability test or a goodwill impairment assessment.  However, an impairment loss could be recognized by the Company at the spinoff date if the aggregate carrying amount of the Business Products Group's assets and liabilities exceeds its aggregate fair value at that date.  The Company cannot currently predict whether an impairment loss will be recorded at the spinoff date.

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

Refer to the revenue recognition footnote for more information about the Company's change in classification for its estimate of certain merchandise returns in connection with adopting ASU 2014-09.

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

The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, the Company’s ability to successfully integrate AAG into the Company and to realize the anticipated synergies and benefits; changes in the European aftermarket; the Company's ability to complete the transaction to spin-off its Business Products Group and combine it with Essendant, particularly in light of Staples, Inc.'s announced offer to acquire Essendant; the Company’s ability to successfully implement its business initiatives in each of its three business segments; slowing demand for the Company’s products; changes in national and international legislation or government regulations or policies, including potential import tariffs and data security policies and requirements; changes in general economic conditions, including unemployment, inflation (including the impact of potential tariffs) or deflation; changes in tax policies; volatile exchange rates; significant cost increases, such as rising fuel and freight expenses; labor shortages; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; the ability to maintain favorable vendor arrangements and relationships; disruptions in our vendors’ operations, including the impact of potential tariffs and trade considerations on their operations and output, as required to meet product demand; the Company’s ability to successfully integrate its other acquired businesses; the uncertainties and costs of litigation; disruptions caused by a failure or breach of the

Company’s information systems, as well as other risks and uncertainties discussed in the Company’s Annual Report on Form 10-K for 2017 and from time to time in the Company’s subsequent filings with the SEC.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-K, 10-Q, 8-K and other reports to the SEC.
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial parts, and business products. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the six months ended June 30, 2018, business was conducted throughout the U.S., Canada, Australia, New Zealand, Mexico, the U.K., France, Germany, Poland, and Puerto Rico from approximately 3,100 locations.

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

Sales for the three months ended June 30, 2018 were $4.82 billion, a 17.6% increase as compared to $4.10 billion in the same period of the prior year. For the three months ended June 30, 2018, the Company recorded consolidated net income of $227.0 million, an increase of 19% as compared to consolidated net income of $190.0 million in the same three month period of the prior year. On a per share diluted basis, net income was $1.54, an increase of 19.4% as compared to $1.29 for the same three month period of 2017. For the six months ended June 30, 2018, sales were $9.41 billion, an 18% increase as compared to $8.01 billion in the same period of the prior year. For the six months ended June 30, 2018, the Company recorded consolidated net income of $403.5 million compared to consolidated net income of $350.1 million in the same six month period of the prior year, an increase of 15%. On a per share diluted basis, net income was $2.74, an increase of 16.1% as compared to $2.36 in the same six month period of 2017.
On April 12, 2018, the Company entered into a definitive agreement with Essendant to combine with the Company's Business Products Group in a business combination transaction. The transaction is structured as a Reverse Morris Trust, in which the Company will separate the Business Products Group into a standalone company and spin off that standalone company to the Company's shareholders, immediately followed by the merger of Essendant and the spun-off company. Subsequently, Essendant received letters from Staples expressing its interest in the purchase of 100% of Essendant's equity for $11.50 per share in cash. Additionally, the Federal Trade Commission has issued second requests in connection with filings under the Hart-Scott-Rodino Antitrust Improvement Act for both the Company's definitive agreement with Essendant and the Staples proposal to acquire Essendant. Subject to regulatory and Essendant shareholder approvals and other customary closing conditions, the Company expects to close on the proposed transaction with Essendant before the end of 2018.
In the three and six month periods ended June 30, 2018, the Company incurred certain transaction and other costs related to the $2.0 billion European acquisition of AAG and the pending transaction to spin-off the Company's Business Products Group and combine it with Essendant. Before the impact of these costs, the Company's adjusted net income was $233.6 million, or $1.59 on an adjusted per share diluted basis, for the three month period ended June 30, 2018, and both amounts increased 23% over the same period in the prior year. Adjusted net income was $420.0 million, an increase of 20%, or $2.85 on an adjusted per share diluted basis, an increase of 21%, for the six month period ended June 30, 2018.
The Company remains committed to its key growth initiatives, which include: driving greater share of spend with existing customers; employing an aggressive but disciplined acquisition strategy focused on both geographical in-fill and product line adjacencies; expanding the Company's digital capabilities; and the further expansion of our U.S. and international store footprint. We continue to execute on these sales initiatives, as well our plans and initiatives to enhance our gross margins, reduce costs and build a highly productive and cost-effective structure. We expect our focus in these key areas to improve the Company's operating performance over the long-term.

Sales

Sales for the three months ended June 30, 2018 were $4.82 billion, a 17.6% increase as compared to $4.10 billion in the same period of the prior year. Approximately 3% of the revenue increase for the three months ended June 30, 2018 came from organic sales, 14% from acquisitions, and 0.5% from a positive currency impact. For the six months ended June 30, 2018 sales were $9.41 billion, a 17.5% increase as compared to $8.01 billion in the same period of the prior year. This reflects an approximate 2% increase in organic sales, a 14% contribution from acquisitions and a 1% favorable currency impact, as compared to the same six month period in 2017.

Sales for the Automotive Parts Group increased 27.7% in the second quarter of 2018, as compared to the same period in the prior year. This group’s revenue increase for the three months ended June 30, 2018 consisted of an approximate 2% increase in organic sales, a 25% benefit from acquisitions and a 1% favorable currency impact. This group's 28.6% sales increase for the six month period ended June 30, 2018 reflects a 1% increase from organic sales growth, an approximate 26% contribution from acquisitions, and a 1% impact from currency from our businesses throughout Europe, Australasia, Canada, and Mexico. We anticipate the Company’s initiatives to drive both organic and acquisitive growth will positively benefit the Automotive Parts Group in the quarters ahead.

Sales for the Industrial Parts Group increased 8.7% for the three month period ended June 30, 2018, as compared to the same period in 2017. The increase in this group’s revenues reflects an approximate 6.5% increase in organic sales, a 2% accretive impact of acquisitions and a slightly favorable foreign currency impact. This group's 8.5% sales increase for the six month period ended June 30, 2018 reflects a 5.5% increase in organic sales and a 3% increase from acquisitions. The Industrial Parts Group has initiatives in place to drive continued market share expansion through both organic and acquisitive sales growth in the quarters ahead. These ongoing initiatives combined with favorable economic and industry specific factors bode well for Industrial's long-term growth prospects.

Sales for the Business Products Group were unchanged for the three months ended June 30, 2018, compared to the same three month period in 2017. For the six months ended June 30, 2018, this group's revenues decreased 2.4% due primarily to its decrease in organic sales. On April 12, 2018, the Company entered into a definitive agreement with Essendant to combine with our Business Products Group in a business combination transaction. Subject to regulatory and Essendant shareholder approvals and other customary closing conditions, the transaction is expected to close before the end of 2018. Until this transaction closes, we will remain focused on our core growth initiatives for this business, including the further enhancement of our Facilities, Breakroom and Safety Products offering.

For the six month period ended June 30, 2018, industry pricing was flat in the Automotive segment and increased 2.0% in the Industrial segment and 1.1% in the Business Products segment.
Cost of Goods Sold/Expenses

Cost of goods sold for the three months ended June 30, 2018 was $3.30 billion, a 15.4% increase from $2.86 billion for the same period in 2017. As a percentage of net sales, cost of goods sold was 68.4% for the three month period ended June 30, 2018, as compared to 69.8% in the same three month period of 2017. Cost of goods sold for the six months ended June 30, 2018 was $6.45 billion, a 15.0% increase from $5.61 billion for the same period in the prior year. As a percent of net sales, cost of goods sold was 68.6% as compared to 70.1% in the same six month period of 2017. The increase in cost of goods sold for the three and six month periods ended June 30, 2018 primarily relates to the sales increases for these periods as compared to the same three and six month periods of the prior year. The increases for these periods were partially offset by the favorable impact of the lower cost of goods sold model at AAG as well as at certain other acquisitions. In addition, cost of goods sold has been favorably impacted by the improvement in the industrial business. The Company’s cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers, retail stores and branches, as well as vendor volume incentives and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor volume incentives or pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures, (iv) physical inventory and LIFO adjustments, and (v) changes in foreign currency exchange rates.

Total operating expenses increased to $1.21 billion for the three month period ended June 30, 2018 as compared to $948.7 million for the same three month period in 2017. As a percentage of net sales, operating expenses increased to 25.1% as compared to 23.1% in the same three month period of the previous year. For the six months ended June 30, 2018, these expenses totaled $2.41 billion, or 25.6% as a percentage of net sales, compared to $1.87 billion, or 23.3% as a percentage of net sales for the same six month period in the prior year. The increase in operating expenses as a percentage of net sales for the three and six month periods ended June 30, 2018 reflects the Company’s deleveraging of expenses on lower comparable sales in the U.S. Automotive and

Business Products segments, as well as higher costs in areas such as payroll, IT, digital, legal, professional and insurance, fuel and freight related costs, and acquisition related costs. Likewise, the increase includes the impact of the higher operating expense model at AAG as well as at certain other acquisitions. Finally, the three and six month increases include approximately $9 million and $16 million, respectively, in transaction and other costs related to the acquisition of AAG and the pending transaction to spin-off the Company's Business Products Group. The Company continues to focus on effectively managing the costs in our businesses with ongoing investments in technology, productivity and supply chain initiatives primarily associated with freight, digital, pricing, data analytics and logistics related functions.

The Company’s operating expenses are substantially comprised of compensation and benefit related costs for personnel. Other major expense categories include facility occupancy costs for headquarters, distribution centers and retail store/branch operations, insurance costs, accounting, legal and professional services, technology and digital costs, transportation and delivery costs, travel and advertising. Management’s ongoing cost control measures in these areas have served to improve the Company’s overall cost structure. The Company's recent acquisitions have lower costs of goods sold and higher levels of operating costs as compared to the Company's other businesses, however, the operating profit margins remain consistent.

Operating Profit

Operating profit increased to $390.2 million for the three months ended June 30, 2018, compared to $349.3 million for the same three month period of the prior year, an increase of 11.7%. As a percentage of net sales, operating profit was 8.1% as compared to 8.5% in the same three month period of 2017. For the six months ended June 30, 2018, operating profit increased to $708.7 million compared to $636.1 million for the same six month period of the prior year, and as a percentage of net sales, operating profit was 7.5% as compared to 7.9% in the same six month period of 2017. The decrease in operating profit as a percentage of net sales for the three and six month periods ended June 30, 2018 is primarily due to the deleveraging of fixed costs associated with lower comparable sales growth in the U.S. automotive and business products segments, higher expenses in areas such as IT, digital, legal, professional and insurance, freight and delivery and acquisition related costs and lower volume incentives in the Business Products Group. These increases were partially offset by our ongoing cost control initiatives.

The Automotive Parts Group’s operating profit increased 17.5% in the three month period ended June 30, 2018 as compared to the same period of 2017, and its operating profit margin was 8.9% as compared to 9.7% in the same period. For the six months ended June 30, 2018, the Automotive Parts Group's operating profit increased approximately 19.3% and the operating profit margin was 8.1% as compared to 8.7% in the same six month period of 2017. The decrease in operating profit margin for the three and six month periods ended June 30, 2018 is primarily due to the slow organic sales environment in our U.S. Automotive businesses and its impact on expense leverage as well as higher costs in areas such as payroll, IT, digital, legal, professional and insurance, freight and delivery and acquisition related costs.

The Industrial Parts Group’s operating profit increased 11.9% in the three month period ended June 30, 2018 as compared to the same three month period of 2017, and the operating profit margin for this group was 7.8% compared to 7.6% for the same period of the previous year. Operating profit for the Industrial Parts Group increased by 10.0% for the six month period ended June 30, 2018, compared to the same period in 2017, and the operating profit margin was 7.5% compared to 7.4% for the same six month period in 2017. The increase in operating profit margin for the three and six month periods ended June 30, 2018 is primarily due to the Industrial Group's 6.5% and 5.5%, respectively, increase in organic sales volume and its positive impact on expense leverage, as well as improved core gross margin.

The Business Products Group’s operating profit decreased 28.8% for the three months ended June 30, 2018, compared to the same three month period in 2017, and the operating profit margin for this group was 4.4% compared to 6.2% for the same three month period of 2017. For the six months ended June 30, 2018, the Business Products Group's operating profit decreased 29.7% compared to the same period in 2017, and the operating profit margin was 4.5% compared to 6.2% for the same period in 2017. The decrease in operating profit margin for the three and six month periods ended June 30, 2018 is primarily due to the impact of lower organic sales volume and its negative impact on expense leverage and volume incentives.
Income Taxes

The effective income tax rate was 24.4% for the three months ended June 30, 2018, compared to 36.1% for the same three month period in 2017. The effective income tax rate was 23.8% for the six month period ended June 30, 2018, compared to 35.3% for the same period in 2017. The rate decrease in the three and six month periods ended June 30, 2018 reflects the positive impact of the Tax Cuts and Jobs Act enacted in December 2017 as well as a favorable mix of U.S. and foreign earnings, including AAG acquired in November 2017, as compared to the same three and six month periods in 2017.

Net Income

For the three months ended June 30, 2018, the Company recorded consolidated net income of $227.0 million, an increase of 19.5% as compared to consolidated net income of $190.0 million in the same three month period of the prior year. On a per share diluted basis, net income was $1.54, an increase of 19.4% as compared to $1.29 for the same three month period of 2017. For the six months ended June 30, 2018, the Company recorded consolidated net income of $403.5 million, an increase of 15.3% as compared to consolidated net income of $350.1 million in the same six month period of the prior year. On a per share diluted basis, net income was $2.74, an increase of 16.1% as compared to $2.36 in the same six month period of 2017.
The Company incurred certain transaction and other costs in the second quarter ended June 30, 2018 related to the acquisition of AAG and the pending transaction to spin-off the Company's Business Products Group and combine it with Essendant. Before the impact of these costs, the Company's adjusted net income was $233.6 million, an increase of 22.9%, or $1.59 on an adjusted per share diluted basis, an increase of 23.3%, in the three month period ended June 30, 2018. Before the transaction and other costs discussed above recorded in the six month period ended June 30, 2018, adjusted net income was $420.0 million, an increase of 20.0%, or $2.85 on an adjusted per share diluted basis, an increase of 20.8%.
The following table sets forth a reconciliation of net income and net income per common share to adjusted net income and adjusted diluted net income per common share to account for the impact of these adjustments. The Company believes that the presentation of adjusted net income and adjusted net income per common share, which are not calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”), provide meaningful supplemental information to both management and investors that is indicative of the Company's core operations. The Company does not, nor does it suggest investors should consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
	(in thousands, except per share data)

GAAP net income	$226,972	$189,972	$403,548	$350,132
Diluted net income per common share	$1.54	$1.29	$2.74	$2.36

Add after-tax adjustments:
Transaction and other costs	6,581	—	16,464	—

Adjusted net income	$233,553	$189,972	$420,012	$350,132
Adjusted diluted net income per common share	$1.59	$1.29	$2.85	$2.36
Financial Condition
The Company’s cash balance of $355.1 million at June 30, 2018 increased $40.2 million or 12.8% from December 31, 2017. For the six months ended June 30, 2018, the Company used $82.5 million for acquisitions and other investing activities, $204.6 million for dividends paid to the Company’s shareholders, and $65.1 million for investments in the Company via capital expenditures. These items were partially offset by the Company’s earnings and net cash provided by operating activities.

Accounts receivable increased $248.1 million or 10% from December 31, 2017, which is due to the Company’s acquisitions and higher sales volume in the three month period ended June 30, 2018 as compared to the fourth quarter of 2017. Inventory decreased $286.1 million or 8% from December 31, 2017 due primarily to a change in classification of certain estimated merchandise returns in connection with adopting ASU 2014-09. Accounts payable increased $196.4 million or 5% from December 31, 2017, primarily due to more favorable payment terms negotiated with the Company's vendors less the impact of lower purchasing volume in the period on the June 30, 2018 balance relative to December 31, 2017. The Company’s debt is discussed below.

Liquidity and Capital Resources
Total debt of $3.2 billion at June 30, 2018 decreased $68 million, or 2.1%, from December 31, 2017. At June 30, 2018, the Company's total average cost of debt was 2.98% and the Company remained in compliance with all covenants connected with the above borrowings.

The ratio of current assets to current liabilities was 1.3 to 1 at June 30, 2018, unchanged from the level at December 31, 2017. The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including discretionary share repurchases, if any, for the foreseeable future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposures are the Euro, British pound, Australian dollar, Canadian dollar and Mexican peso, which are the functional currencies of our operations in Europe, the U.K., Australia, Canada and Mexico, respectively. As previously noted under “Sales,” foreign currency exchange exposure, particularly in regard to the Australian dollar and Canadian dollar, positively impacted our results for the three and six month periods ended June 30, 2018. There have been no other material changes in market risk from the information provided in the Company’s 2017 Annual Report on Form 10-K.
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

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the three months ended June 30, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2018 through April 30, 2018	3,843	$90.21	—	17,371,203
May 1, 2018 through May 31, 2018	7,917	$91.10	—	17,371,203
June 1, 2018 through June 30, 2018	21,748	$94.62	—	17,371,203
Totals	33,508	$93.28	—	17,371,203

(1)
Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)
On November 17, 2008, and August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15 million shares and 15 million shares, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 2.4 million shares authorized in the 2008 plan and 15.0 million shares authorized in 2017 remain available to be repurchased by the Company. There were no other plans announced as of June 30, 2018.

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

(i) the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six month periods ended June 30, 2018 and 2017; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (iv) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: July 25, 2018	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)