Form 10-Q
period 2018-09-30
GENUINE PARTS CO
filed 2018-10-22
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2018
Common Stock, $1.00 par value per share	146,759,273

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$359,105	$314,899
Trade accounts receivable, less allowance for doubtful accounts (2018 – $23,584; 2017 – $17,612)	2,655,888	2,421,563
Merchandise inventories, net	3,536,503	3,771,089
Prepaid expenses and other current assets	998,999	805,342
Total current assets	7,550,495	7,312,893
Goodwill	2,097,990	2,153,988
Other intangible assets, less accumulated amortization	1,420,480	1,400,392
Deferred tax assets	22,898	40,158
Property, plant and equipment, less accumulated depreciation (2018 – $1,177,952; 2017 – $1,044,353)	937,740	936,702
Other assets	627,516	568,248
Total assets	$12,657,119	$12,412,381

Liabilities and equity
Current liabilities:
Trade accounts payable	$4,036,006	$3,634,859
Current portion of debt	450,493	694,989
Dividends payable	105,673	99,000
Income taxes payable	23,964	10,736
Other current liabilities	1,045,053	1,034,441
Total current liabilities	5,661,189	5,474,025
Long-term debt	2,463,452	2,550,020
Pension and other post–retirement benefit liabilities	200,558	229,868
Deferred tax liabilities	188,467	193,308
Other long-term liabilities	480,374	501,004
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2018 – 146,759,273 shares; 2017 – 146,652,615 shares	146,759	146,653
Additional paid-in capital	77,558	68,126
Retained earnings	4,349,014	4,049,965
Accumulated other comprehensive loss	(962,277)	(852,592)
Total parent equity	3,611,054	3,412,152
Noncontrolling interests in subsidiaries	52,025	52,004
Total equity	3,663,079	3,464,156
Total liabilities and equity	$12,657,119	$12,412,381
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net sales	$4,722,922	$4,095,906	$14,131,281	$12,101,725
Cost of goods sold	3,238,687	2,869,016	9,689,653	8,479,402
Gross profit	1,484,235	1,226,890	4,441,628	3,622,323
Operating expenses:
Selling, administrative and other expenses	1,119,266	931,500	3,401,254	2,715,799
Depreciation and amortization	61,082	40,276	177,896	117,640
Provision for doubtful accounts	4,939	3,508	11,306	9,182
Total operating expenses	1,185,287	975,284	3,590,456	2,842,621
Non-operating expenses (income):
Interest expense	25,084	9,038	75,669	23,263
Other	(17,871)	(3,787)	(45,822)	(30,828)
Total non-operating expenses (income)	7,213	5,251	29,847	(7,565)
Income before income taxes	291,735	246,355	821,325	787,267
Income taxes	71,508	87,913	197,550	278,693
Net income	$220,227	$158,442	$623,775	$508,574
Basic net income per common share	$1.50	$1.08	$4.25	$3.45
Diluted net income per common share	$1.49	$1.08	$4.23	$3.44
Dividends declared per common share	$.7200	$.6750	$2.160	$2.025
Weighted average common shares outstanding	146,763	146,720	146,746	147,312
Dilutive effect of stock options and non-vested restricted stock awards	690	502	574	561
Weighted average common shares outstanding – assuming dilution	147,453	147,222	147,320	147,873

Net income	$220,227	$158,442	$623,775	$508,574
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustment	(26,591)	38,675	(147,703)	118,852
Net gain on cash flow and net investment hedges, net of income taxes in 2018 — $278 and $6,213, respectively	752	—	16,797	—
Pension and postretirement benefit adjustments, net of income taxes in 2018 — $2,560 and $7,850; 2017 — $3,589 and $10,728, respectively	6,912	5,780	21,221	17,235
Other comprehensive (loss) income, net of income taxes	(18,927)	44,455	(109,685)	136,087
Comprehensive income	$201,300	$202,897	$514,090	$644,661
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Operating activities:
Net income	$623,775	$508,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177,896	117,640
Share-based compensation	15,417	12,912
Excess tax benefits from share-based compensation	(3,079)	(2,504)
Changes in operating assets and liabilities	111,517	(94,265)
Net cash provided by operating activities	925,526	542,357
Investing activities:
Purchases of property, plant and equipment	(91,942)	(97,181)
Acquisitions and other investing activities	(153,988)	(289,353)
Net cash used in investing activities	(245,930)	(386,534)
Financing activities:
Proceeds from debt	3,406,975	3,420,000
Payments on debt	(3,710,934)	(3,150,000)
Share-based awards exercised	(5,860)	(3,289)
Dividends paid	(310,310)	(296,517)
Purchases of stock	(1,918)	(171,884)
Net cash used in financing activities	(622,047)	(201,690)
Effect of exchange rate changes on cash and cash equivalents	(13,343)	13,070
Net increase (decrease) in cash and cash equivalents	44,206	(32,797)
Cash and cash equivalents at beginning of period	314,899	242,879
Cash and cash equivalents at end of period	$359,105	$210,082
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note A – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company,” "we," "our," "us," or "its") for the year ended December 31, 2017. Accordingly, the unaudited interim condensed consolidated financial statements and related disclosures herein should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K.
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
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the condensed consolidated financial statements covered by this quarterly report were issued.
Note B – Segment Information
The following table presents a summary of the Company's reportable segment financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales: (1)
Automotive	$2,649,716	$2,149,865	$7,950,176	$6,271,233
Industrial (2)	1,577,329	1,456,651	4,727,938	4,359,819
Business products	495,877	489,390	1,453,167	1,470,673
Total net sales	$4,722,922	$4,095,906	$14,131,281	$12,101,725
Operating profit:
Automotive	226,742	178,202	655,059	537,291
Industrial (2)	119,153	108,142	356,535	323,984
Business products	19,846	23,974	62,869	85,184
Total operating profit	365,741	310,318	1,074,463	946,459
Interest expense, net	(21,881)	(8,202)	(70,713)	(21,254)
Intangible asset amortization	(23,593)	(11,845)	(66,802)	(34,085)
Corporate expense (3)	(28,532)	(43,916)	(115,623)	(103,853)
Income before income taxes	$291,735	$246,355	$821,325	$787,267

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

(3)
Includes $3,104 of income and $19,010 of expense for the three and nine months ended September 30, 2018, respectively, from transaction and other costs related to the Alliance Automotive Group ("AAG") acquisition and the attempted Business Products Group spin-off, net of a $12,000 termination fee received in the third quarter. See the acquisitions and divestitures footnote for additional information.

The three and nine months ended September 30, 2017 include $18,556 in transaction and other costs primarily related to the AAG acquisition.
Net sales is disaggregated by geographical region for each of the Company’s reportable segments, as the Company deems this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Primary Geographical Markets
	Three Months Ended September 30,
	North America		Australasia		Europe		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Reportable segments:
Automotive	$1,918,814	$1,842,688	$298,797	$307,177	$432,105	$—	$2,649,716	$2,149,865
Industrial	1,577,329	1,456,651	—	—	—	—	1,577,329	1,456,651
Business products	495,877	489,390	—	—	—	—	495,877	489,390
Net sales	$3,992,020	$3,788,729	$298,797	$307,177	$432,105	$—	$4,722,922	$4,095,906

	Primary Geographical Markets
	Nine Months Ended September 30,
	North America		Australasia		Europe		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Reportable segments:
Automotive	$5,646,108	$5,405,717	$903,600	$865,516	$1,400,468	$—	$7,950,176	$6,271,233
Industrial	4,727,938	4,359,819	—	—	—	—	4,727,938	4,359,819
Business products	1,453,167	1,470,673	—	—	—	—	1,453,167	1,470,673
Net sales	$11,827,213	$11,236,209	$903,600	$865,516	$1,400,468	$—	$14,131,281	$12,101,725
Note C – Revenue Recognition
The Company applied Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), using the modified retrospective method effective January 1, 2018. The cumulative effect of initially applying ASU 2014-09 and its amendments resulted in a reduction to the opening retained earnings balance of $8,000, prior to the tax adjustment, at January 1, 2018 and a related adjustment to other current liabilities as of that date. Revenue for periods prior to January 1, 2018 have not been adjusted and continue to be reported under Accounting Standards Codification ("ASC"), Revenue Recognition (Topic 605). Upon adoption of ASU 2014-09, the Company also began classifying its estimate of merchandise returns expected in the next twelve months, which was $217,667 as of September 30, 2018, in prepaid expenses and other current assets. This estimate was historically classified in merchandise inventories, net and the amount was $203,589 as of December 31, 2017.
The Company primarily recognizes revenue at the point the customer obtains control of the products or services and at an amount that reflects the consideration expected to be received for those products or services. Contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price and recognizes revenue upon delivery or as services are rendered.
Revenue is recognized net of allowances for returns, variable consideration and any taxes collected from customers that will be remitted to governmental authorities. Revenue recognized over time is not significant. Payment terms with customers vary by the type and location of the customer and the products or services offered. The Company does not adjust the promised amount of consideration for the effects of significant financing components based on the expectation that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. Arrangements with customers that include payment terms extending beyond one year are not significant.

Liabilities for customer incentives, discounts, or rebates are included in other current liabilities in the condensed consolidated balance sheets.
Product Distribution Revenues
The Company generates revenue primarily by distributing products through wholesale and retail channels. For wholesale customers, revenue is recognized when title and control of the goods has passed to the customer. Retail revenue is recognized at the point of sale when the goods are transferred to customers and consideration is received. Shipping and handling activities are performed prior to the customer obtaining control of the products. Costs associated with shipping and handling are considered costs to fulfill a contract and are included in selling, administrative and other expenses in the period they are incurred.
Other Revenues
The Company offers software support, product cataloging, marketing, training and other membership program and support services to certain customers. This revenue is recognized as services are performed. Revenue from these services is recognized over a short duration and the impact to our condensed consolidated financial statements is not significant.
Variable Consideration
The Company’s products are generally sold with a right of return and may include variable consideration in the form of incentives, discounts, credits or rebates. The Company estimates variable consideration based on historical experience to determine the expected amount to which the Company will be entitled in exchange for transferring the promised goods or services to a customer. The Company recognizes estimated variable consideration as an adjustment to the transaction price when control of the related product or service is transferred. The realization of variable consideration occurs within a short period of time from product delivery; therefore, the time value of money effect is not significant.
Note D – Accumulated Other Comprehensive Loss
The following tables present the changes in accumulated other comprehensive loss by component for the nine months ended September 30:

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Cash Flow and Net Investment Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2018	$(568,957)	$(17,388)	$(266,247)	$(852,592)
Other comprehensive income (loss) before reclassifications, net of tax	—	16,151	(147,703)	(131,552)
Amounts reclassified from accumulated other comprehensive loss, net of tax	21,221	646	—	21,867
Other comprehensive income (loss), net of income taxes	21,221	16,797	(147,703)	(109,685)
Ending balance, September 30, 2018	$(547,736)	$(591)	$(413,950)	$(962,277)

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Cash Flow and Net Investment Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2017	$(609,080)	$—	$(403,941)	$(1,013,021)
Other comprehensive income before reclassifications, net of tax	—	—	118,852	118,852
Amounts reclassified from accumulated other comprehensive loss, net of tax	17,235	—	—	17,235
Other comprehensive income, net of income taxes	17,235	—	118,852	136,087
Ending balance, September 30, 2017	$(591,845)	$—	$(285,089)	$(876,934)

The accumulated other comprehensive loss components related to the pension benefits are included in the computation of net periodic benefit income in the employee benefit plans footnote. The nature of the cash flow and net investment hedges are discussed in the derivatives and hedging footnote.
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
Leases (Topic 842)
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which, among other things, requires an entity to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, including operating leases, with a term greater than twelve months. Expanded disclosures with additional qualitative and quantitative information will also be required. ASU 2016-02 and its amendments are effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted.  In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company expects to elect this transition approach and recognize the cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2019. The Company has established a cross-functional team and it is continuing to evaluate the new standard and prepare for implementation. As disclosed in the leased properties footnote in the 2017 Annual Report on Form 10-K, the future minimum payments under noncancelable operating leases are approximately $1,140,000 as of December 31, 2017. The Company believes the adoption of this standard will have a significant impact on the consolidated balance sheets.
Income Tax Reform
As more fully discussed in the income taxes footnote of the Company’s notes to the consolidated financial statements in its 2017 Annual Report on Form 10-K, the Tax Cuts and Jobs Act ("the Act") was enacted December 22, 2017. As of September 30, 2018, the Company has not completed the accounting for the tax effects of the enactment of the Act due to its complexities and the limited guidance available; however, the Company has made a reasonable estimate of the effect of the Act on the existing deferred tax balances and of the one-time transition tax. There was no impact on the tax rate as a result of a change in estimate for the nine months ended September 30, 2018. In all cases, the Company continues to refine the calculations as additional analysis and modeling are completed. Further, the Company's estimates may also be affected as regulations and additional guidance become available.
In addition, the Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income ("GILTI") earned by certain foreign subsidiaries. Given the complexity of the GILTI provisions, the Company is still evaluating its effects and has not yet made an accounting policy election. The provision is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
Compensation-Retirement Benefits (Topic 715)
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"), which requires an entity to report the service cost component of net periodic benefit cost in the same line item as other compensation costs (selling, administrative and other expenses) and the remaining components in non-operating expense in the consolidated statements of income and comprehensive income. The Company adopted ASU 2017-07 retrospectively on January 1, 2018 and it did not have a material impact on the Company's condensed consolidated financial statements or related disclosures. See the employee benefit plans footnote for additional information. The Company elected to use the amounts disclosed in the employee benefit plans footnote for the prior comparative period as the basis for applying the retrospective presentation.

Derivatives and Hedging (Topic 815)
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), which eliminates the requirement to separately measure and report hedge ineffectiveness and requires companies to recognize all elements of hedge accounting that impact earnings in the same line item in the statement of income where the hedged item resides. The amendments also ease the requirements for effectiveness testing, hedge documentation and applying the critical terms match method, among other things. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The standard must be applied using a modified retrospective transition approach. The Company early adopted ASU 2017-12 as of July 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements or related disclosures.
Note F – Share-Based Compensation
As more fully discussed in the share-based compensation footnote of the Company’s notes to the consolidated financial statements in its 2017 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. An RSU represents a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to five years and are expensed accordingly on a straight-line basis. The Company issues new shares upon exercise or conversion of awards under these plans. Most awards may be exercised or converted to shares not earlier than twelve months nor later than ten years from the date of grant. At September 30, 2018, total compensation cost related to nonvested awards not yet recognized was approximately $42,645, as compared to $32,812 at December 31, 2017. The weighted average period over which this compensation cost is expected to be recognized is approximately two years. The aggregate intrinsic value for SARs and RSUs outstanding at September 30, 2018 was approximately $122,430. At September 30, 2018, the aggregate intrinsic value for SARs and RSUs vested totaled approximately $50,065, and the weighted average contractual lives for outstanding and exercisable SARs and RSUs were approximately five years. For the nine months ended September 30, 2018, $15,417 of share-based compensation cost was recorded, as compared to $12,912 for the same nine month period in the prior year.
Options to purchase approximately 643,000 and 1,495,000 shares of common stock were outstanding but excluded from the computations of diluted earnings per share for the three and nine month periods ended September 30, 2018, respectively, as compared to approximately 2,515,000 and 1,867,000 shares for the three and nine month periods ended September 30, 2017, respectively. These options were excluded from the computations of diluted net income per common share because the options’ exercise prices were greater than the average market price of the common stock. During the nine months ended September 30, 2018, the Company granted approximately 360,000 RSUs.
Note G – Employee Benefit Plans
Net periodic benefit income for the Company's pension plans included the following components for the three months ended September 30:

	Pension Benefits
	2018	2017
Service cost	$2,584	$2,240
Interest cost	22,044	24,243
Expected return on plan assets	(38,470)	(38,061)
Amortization of prior service credit	(37)	(88)
Amortization of actuarial loss	9,920	9,549
Net periodic benefit income	$(3,959)	$(2,117)
Net periodic benefit income for the Company's pension plans included the following components for the nine months ended September 30:

	Pension Benefits
	2018	2017
Service cost	$7,850	$6,530
Interest cost	66,228	72,474
Expected return on plan assets	(115,574)	(117,475)
Amortization of prior service credit	(111)	(263)
Amortization of actuarial loss	29,814	28,500
Net periodic benefit income	$(11,793)	$(10,234)
Service cost is recorded in selling, administrative and other expenses in the condensed consolidated statements of income and comprehensive income while all other components are recorded within other non-operating expenses (income). Pension benefits also include amounts related to a supplemental retirement plan. During the nine months ended September 30, 2018, the Company made a $38,700 contribution to the pension plan.
Note H – Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantees. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At September 30, 2018, the Company was in compliance with all such covenants.
At September 30, 2018, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $724,276. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantees. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
As of September 30, 2018, the Company has recognized certain assets and liabilities amounting to $74,000 each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets.
Note I – Fair Value of Financial Instruments
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit and term loan approximate their respective fair values based on the short-term nature of these instruments. As of September 30, 2018, the carrying amount, net of debt issuance costs, and the fair value of fixed rate debt were approximately $1,477,915 and $1,437,301, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. The carrying amount, net of debt issuance costs, of fixed rate debt of $1,477,915 is included in long-term debt in the condensed consolidated balance sheet.

Note J – Derivatives and Hedging
The Company is exposed to various risks arising from business operations and market conditions, including fluctuations in interest rates and certain foreign currencies. When deemed appropriate, the Company uses derivative and non-derivative instruments as risk management tools to mitigate the potential impact of interest rate and foreign exchange rate risks. The objective of using these tools is to reduce fluctuations in the Company’s earnings and cash flows associated with changes in these rates. Derivative financial instruments are not used for trading or other speculative purposes. The Company has not historically incurred, and does not expect to incur in the future, any losses as a result of counterparty default related to derivative instruments.
The Company formally documents relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking cash flow hedges to specific forecasted transactions or variability of cash flow to be paid. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the designated derivative and non-derivative instruments that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. When a designated instrument is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, hedge accounting is discontinued prospectively.
Cash Flow Hedge
In July 2018, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $500,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a qualifying hedging instrument and is accounting for this derivative as a cash flow hedge. The fair value of the interest rate cash flow hedge was not material as of September 30, 2018. Gains or losses related to the interest rate cash flow hedge were not material during the three or nine months ended September 30, 2018.
Hedges of Net Investments in Foreign Operations
In July 2018, concurrent with the cash flow hedge described above, the Company entered into a cross-currency interest rate swap agreement to effectively convert $500,000 of the U.S. dollar-denominated unsecured variable rate debt to fixed-rate Euro-denominated debt. The risk management objective of this transaction is to manage foreign currency risk relating to a European subsidiary and reduce the variability in the functional currency equivalent cash flows of the unsecured variable rate debt. The Company designated the cross-currency interest rate swap as a qualifying hedging instrument and is accounting for this derivative as a hedge of the foreign currency exchange rate exposure of an equal amount to the Company's Euro-denominated net investment in a European subsidiary. The fair value of the cross currency interest rate hedge was not material as of September 30, 2018. Gains or losses related to the cross-currency swap agreement were not material during the three or nine months ended September 30, 2018.
As of September 30, 2018, the Company also had designated €700,000 of the face value of Euro-denominated debt, a non-derivative financial instrument, as a hedge of the foreign currency exchange rate exposure of an equal amount to the Company's euro-denominated net investment in a European subsidiary. As of September 30, 2018, the Euro-denominated debt has a total carrying amount of $812,280, which is included in long-term debt in the Company’s condensed consolidated balance sheet. For the three and nine months ended September 30, 2018, the Company recorded a gain, net of tax, of approximately $4,088 and $20,133, respectively, in the cash flow and net investment hedges section of accumulated other comprehensive income (loss) in the Company’s condensed consolidated statements of income and comprehensive income.
The Company did not reclassify any gains or losses related to net investment hedges from accumulated other comprehensive loss into earnings during the three or nine months ended September 30, 2018. Amounts would only be reclassified into earnings if the European subsidiary were liquidated, or otherwise disposed.
Note K – Legal Matters
As more fully discussed in the legal matter footnote of the Company's notes to the consolidated financial statements in its 2017 Annual Report on Form 10-K, a jury awarded damages against the Company in a litigated automotive product liability dispute. At the time of the filing of these financial statements, based upon the Company’s legal defenses, insurance coverage, and reserves, the Company does not believe this matter will have a material impact to the condensed consolidated financial statements.

Note L – Acquisitions and Divestitures
Alliance Automotive Group Acquisition
The Company acquired all of the equity interests in AAG for approximately $1,067,000 in cash on November 2, 2017. The net cash consideration transferred of approximately $1,067,000 is net of the cash acquired of approximately $123,000. Refer to the acquisitions and equity investments footnote of the Company's notes to the consolidated financial statements in its 2017 Annual Report on Form 10-K for further information regarding this acquisition.
The following table summarizes the preliminary, estimated fair values of the assets acquired and liabilities assumed at the acquisition date as well as adjustments made to the acquisition accounting during the nine months ended September 30, 2018 (referred to as the "measurement period adjustments"). The measurement period adjustments primarily resulted from revisions to the valuation of certain tangible and intangible assets. The adjustments to current period earnings that would have been recognized in previous periods if the acquisition accounting had been completed on the acquisition date were not material. The Company is finalizing the allocation of the purchase price (primarily the determination of certain tax balances) and it is therefore preliminary and subject to revision.

	November 2, 2017	Measurement Period Adjustments	As Adjusted
Trade accounts receivable	$380,000	$6,000	$386,000
Merchandise inventories	374,000	4,000	378,000
Prepaid expenses and other current assets	213,000	13,000	226,000
Intangible assets	727,000	86,000	813,000
Deferred tax assets	4,000	2,000	6,000
Property and equipment	93,000	(1,000)	92,000
Other assets	25,000	(11,000)	14,000
Total identifiable assets acquired	1,816,000	99,000	1,915,000
Current liabilities	(768,000)	(52,000)	(820,000)
Long-term debt	(769,000)	—	(769,000)
Pension and other post-retirement benefit liabilities	(14,000)	—	(14,000)
Deferred tax liabilities	(151,000)	(25,000)	(176,000)
Other long-term liabilities	(32,000)	(2,000)	(34,000)
Total liabilities assumed	(1,734,000)	(79,000)	(1,813,000)
Net identifiable assets acquired	82,000	20,000	102,000
Noncontrolling interests in subsidiaries	(38,000)	—	(38,000)
Goodwill	1,036,000	(33,000)	1,003,000
Net assets acquired	$1,080,000	$(13,000)	$1,067,000

The estimated intangible assets attributable to the AAG acquisition are comprised of customer relationships, trademarks and non-compete agreements. The estimated fair value of the customer relationships acquired is $630,133 and has a weighted average useful life of 20 years. The estimated fair value of the trademarks acquired is $181,702 and has a weighted average useful life of 27 years. The estimated fair value of the non-compete agreements acquired is $1,165 and has a weighted average useful life of 2 years.
Divestitures
On April 12, 2018, the Company entered into a definitive agreement with Essendant, Inc. ("Essendant") for Essendant to combine with the Company's Business Products Group in a business combination transaction. The transaction was to be structured as a Reverse Morris Trust, in which the Company would separate the Business Products Group into a standalone company and spin off that standalone company to the Company's shareholders, immediately followed by the merger of a subsidiary of Essendant and the spun-off company.
On September 14, 2018, the definitive agreement with Essendant was terminated by Essendant, so that Essendant could enter into a merger agreement with another party. Concurrently with the termination, the Company received a termination fee of $12,000. The termination fee is classified as an offset to the transaction and other costs incurred related to the merger agreement within selling, administrative and other expenses in the condensed consolidated statements of income and comprehensive income.
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
Forward-Looking Statements
Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission ("SEC") or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to the impact of Essendant's election to terminate the proposed business combination transaction between the Company and Essendant in which the Company would have spun off its Business Products Group and combined it with Essendant or the acquisition of AAG and the anticipated strategic benefits, synergies and other attributes resulting from this and other acquisitions, as well as future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services.
The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, the Company’s ability to successfully integrate AAG into the Company, including the challenges associated with the integration of processes to ensure the adequacy of our internal controls in regard to the AAG business and to realize the anticipated synergies and benefits; changes in the European aftermarket; the Company’s ability to successfully implement its business initiatives in each of its three business segments; slowing demand for the Company’s products; changes in national and international legislation or government regulations or policies, including new import tariffs and data security policies and requirements; changes in general economic conditions, including unemployment, inflation (including the impact of potential tariffs) or deflation; changes in tax policies; volatile exchange rates; significant cost increases, such as rising fuel and freight expenses; labor shortages; uncertain credit markets and other macroeconomic conditions;

competitive product, service and pricing pressures; the ability to maintain favorable vendor arrangements and relationships; disruptions in our vendors’ operations, including the impact of tariffs and trade considerations on their operations and output, as required to meet product demand; the Company’s ability to successfully integrate its other acquired businesses; the uncertainties and costs of litigation; disruptions caused by a failure or breach of the Company’s information systems, as well as other risks and uncertainties discussed in the Company’s Annual Report on Form 10-K for 2017 and from time to time in the Company’s subsequent filings with the SEC.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-K, 10-Q, 8-K and other reports to the SEC.
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial parts, and business products. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the nine months ended September 30, 2018, business was conducted throughout the U.S., Canada, Australia, New Zealand, Mexico, the U.K., France, Germany, Poland, and Puerto Rico from approximately 3,100 locations.
For the periods presented, the Company is reporting its operations under three business segments: Automotive, Industrial and Business Products. Effective in 2018, EIS, Inc., formerly our Electrical and Electronic business segment, was combined with Motion Industries and is now identified as the Electrical Specialties Group of Motion Industries. As a result, the Industrial segment is comprised of Motion Industries and EIS, Inc. The combination of these two segments will provide strong economies of scale and greater operating efficiencies, which we intend to leverage. The opportunity to build synergies by sharing talent, physical resources, greater size and scale, and value-added expertise in each respective market channel is highly compelling. We anticipate this combination will create value for both our customers and all our stakeholders.
Sales for the three months ended September 30, 2018 were $4.7 billion, a 15.3% increase as compared to $4.1 billion in the same period of the prior year. For the three months ended September 30, 2018, the Company recorded consolidated net income of $220.2 million, an increase of 39.0% as compared to consolidated net income of $158.4 million in the same three month period of the prior year. On a per share diluted basis, net income was $1.49, an increase of 38.0% as compared to $1.08 for the same three month period of 2017. For the nine months ended September 30, 2018, sales were $14.1 billion, a 16.8% increase as compared to $12.1 billion in the same period of the prior year. For the nine months ended September 30, 2018, the Company recorded consolidated net income of $623.8 million compared to consolidated net income of $508.6 million in the same nine month period of the prior year, an increase of 22.7%. On a per share diluted basis, net income was $4.23, an increase of 23.0% as compared to $3.44 in the same nine month period of 2017.
On April 12, 2018, the Company entered into a definitive agreement with Essendant to combine with the Company's Business Products Group in a business combination transaction. The transaction was to be structured as a Reverse Morris Trust, in which the Company would separate the Business Products Group into a standalone company and spin off that standalone company to the Company's shareholders, immediately followed by the merger of a subsidiary of Essendant and the spun-off company. On September 14, 2018, the definitive agreement with Essendant was terminated by Essendant so that Essendant could enter into a merger agreement with another party. Concurrent with the termination, the Company received a termination fee of $12.0 million.
In the three and nine month periods ended September 30, 2018, the Company also earned $3.1 million of income and incurred $19.0 million of expenses from transaction and other costs related to the European acquisition of AAG and the attempted spin-off transaction with Essendant, net of the termination fee received in the third quarter.. The three and nine months ended September 30, 2017 include $18.6 million in transaction and other costs primarily related to the AAG acquisition.
Before the impact of the transaction and other costs and the termination fee, the Company's adjusted net income was $217.6 million, an increase of 28.0% or $1.48 on an adjusted per share diluted basis, an increase of 28.7% for the three month period ended September 30, 2018. Adjusted net income was $637.6 million, an increase of 22.6%, or $4.33 on an adjusted per share diluted basis, an increase of 23.0%, for the nine month period ended September 30, 2018.
The Company remains committed to its key growth initiatives, which include: driving greater share of spend with existing customers; employing an aggressive but disciplined acquisition strategy focused on both geographical in-fill and product line adjacencies; expanding the Company's digital capabilities; and the further expansion of our U.S. and international store footprint.
We continue to execute on these sales initiatives, and also focus on our plans and initiatives to enhance our gross margins, reduce costs and build a highly productive and cost-effective structure. We expect our focus in these key areas to improve the Company's operating performance over the long-term.

Sales
Sales for the three months ended September 30, 2018 were $4.7 billion, a 15.3% increase as compared to $4.1 billion in the same period of the prior year. Approximately 4.3% of the revenue increase for the three months ended September 30, 2018 came from organic sales, while 12.1% came from acquisitions. These items were slightly offset by a 1.1% negative currency impact. For the nine months ended September 30, 2018 sales were $14.1 billion, a 16.8% increase as compared to $12.1 billion in the same period of the prior year. This reflects an approximate 3.2% increase in organic sales, a 13.5% contribution from acquisitions and a currency impact that was flat as compared to the same nine month period in 2017.
Sales for the Automotive Parts Group increased 23.3% in the third quarter of 2018, as compared to the same period in the prior year. This group’s revenue increase for the three months ended September 30, 2018 consisted of an approximate 3.3% increase in organic sales and a 21.8% benefit from acquisitions. These items were partially offset by an unfavorable foreign currency impact of approximately 1.8%. This group's 26.8% sales increase for the nine month period ended September 30, 2018 reflects a 2.1% increase from organic sales growth and a 24.7% contribution from acquisitions. The impact from currency was flat from our businesses throughout Europe, Australasia, Canada, and Mexico. We anticipate the Company’s initiatives to drive both organic and acquisitive growth will positively benefit the Automotive Parts Group in the quarters ahead.
Sales for the Industrial Parts Group increased 8.3% for the three month period ended September 30, 2018, as compared to the same period in 2017. The increase in this group’s revenues reflects an approximate 6.9% increase in organic sales, a 1.7% accretive impact of acquisitions and a slightly unfavorable foreign currency impact. This group's 8.4% sales increase for the nine month period ended September 30, 2018 reflects a 6.2% increase in organic sales, a 2.1% increase from acquisitions, and a slightly favorable foreign currency impact. The Industrial Parts Group has initiatives in place to drive continued market share expansion through both organic and acquisitive sales growth in the quarters ahead. These ongoing initiatives combined with favorable economic and industry specific factors bode well for Industrial's long-term growth prospects.
Sales for the Business Products Group increased 1.3% for the three months ended September 30, 2018, compared to the same three month period in 2017, primarily due to an increase in organic sales. For the nine months ended September 30, 2018, this group's revenues decreased 1.2% due primarily to a decrease in organic sales over that time period. We will remain focused on our core growth initiatives for this business, including the further enhancement of our Facilities, Breakroom and Safety Products offering.
For the nine month period ended September 30, 2018, industry pricing was up 0.4% in the Automotive segment, up 3.2% in the Industrial segment and up 1.5% in the Business Products segment.
Cost of Goods Sold/Expenses
Cost of goods sold for the three months ended September 30, 2018 was $3.2 billion, a 12.9% increase from $2.9 billion for the same period in 2017. As a percentage of net sales, cost of goods sold was 68.6% for the three month period ended September 30, 2018, as compared to 70.0% in the same three month period of 2017. Cost of goods sold for the nine months ended September 30, 2018 was $9.7 billion, a 14.3% increase from $8.5 billion for the same period in the prior year. As a percent of net sales, cost of goods sold was 68.6% as compared to 70.1% in the same nine month period of 2017. The increase in cost of goods sold for the three and nine month periods ended September 30, 2018 primarily relates to the sales increases for these periods as compared to the same three and nine month periods of the prior year. The increases for these periods were partially offset by the favorable impact of the lower cost of goods sold model at AAG as well as at certain other acquisitions. In addition, cost of goods sold has been favorably impacted by the improvement in the automotive and industrial businesses. The Company’s cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers, retail stores and branches, as well as vendor volume incentives and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor volume incentives or pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures, (iv) physical inventory and LIFO adjustments, (v) changes in foreign currency exchange rates, and (vi) the impact of tariffs .
Total operating expenses increased to $1.2 billion for the three month period ended September 30, 2018 as compared to $1.0 billion for the same three month period in 2017. As a percentage of net sales, operating expenses increased to 25.1% as compared to 23.8% in the same three month period of the previous year. For the nine months ended September 30, 2018, these expenses totaled $3.6 billion, or 25.4% as a percentage of net sales, compared to $2.8 billion, or 23.5% as a percentage of net sales for the same nine month period in the prior year. The increase in operating expenses as a percentage of net sales for the three and nine month periods ended September 30, 2018 reflects the Company’s deleveraging of expenses on lower comparable sales in the U.S. Automotive and Business Products segments, as well as higher costs in areas such as payroll, IT, digital, security, fuel and freight related costs, and acquisition related costs. Likewise, the increase includes the impact of the higher operating expense model at AAG as well as at certain other acquisitions. Finally, the three and nine month operating expenses include $3.1 million of income and $19.0 million of expenses, respectively, from certain transaction and other costs related to the AAG acquisition and the attempted Business Products Group spin-off, net of a $12.0 million termination fee received in the third quarter. The three and nine months ended September 30, 2017 include $18.6 million in transaction and other costs primarily related to the AAG acquisition.
The Company’s operating expenses are substantially comprised of compensation and benefit related costs for personnel. Other major expense categories include facility occupancy costs for headquarters, distribution centers and retail store/branch operations, insurance costs, accounting, legal and professional services, technology and digital costs, transportation and delivery costs, travel and advertising. Management’s ongoing cost control measures in these areas have served to improve the Company’s overall cost structure. The Company's recent acquisitions have lower costs of goods sold and higher levels of operating costs as compared to the Company's other businesses, however, the operating profit margins remain consistent.The Company continues to focus on effectively managing the costs in our businesses with ongoing investments in technology, productivity and supply chain initiatives primarily associated with freight, digital, pricing, data analytics and logistics related functions.
Operating Profit
Operating profit increased to $365.7 million for the three months ended September 30, 2018, compared to $310.3 million for the same three month period of the prior year, an increase of 17.9%. As a percentage of net sales, operating profit was 7.7% as compared to 7.6% in the same three month period of 2017. The increase in operating profit as a percent of sales for the three months ended September 30, 2018 is primarily due to improved comparable sales and greater expense leverage. For the nine months ended September 30, 2018, operating profit increased to $1.1 billion compared to $946.5 million for the same nine month period of the prior year, and as a percentage of net sales, operating profit was 7.6% as compared to 7.8% in the same nine month period of 2017. The decrease in operating profit as a percentage of net sales for the nine month periods ended September 30, 2018 is primarily due to the deleveraging of fixed costs associated with lower comparable sales growth in the first half of 2018 in the U.S. Automotive and Business Products segments, higher expenses in areas such as IT, digital, security, freight and delivery and acquisition related costs, as well as lower volume incentives in the Business Products Group. The increase in expenses were partially offset by our ongoing cost control initiatives.
The Automotive Parts Group’s operating profit increased 27.2% in the three month period ended September 30, 2018 as compared to the same period of 2017, and its operating profit margin was 8.6% as compared to 8.3% in the same period of the previous year. The increase in operating profit as a percent of sales for the three months ended September 30, 2018 is primarily due to improved comparable sales in the Company's U.S. automotive operations, greater expense leverage and higher operating margin associated with the Company's European automotive operations. For the nine months ended September 30, 2018, the Automotive Parts Group's operating profit increased approximately 21.9% and the operating profit margin was 8.2% as compared to 8.6% in the same nine month period of 2017. The decrease in operating profit margin for the nine month period ended September 30, 2018 is primarily due to the slow organic sales environment in our U.S. Automotive businesses during the first half of 2018 and its impact on expense leverage as well as higher costs in areas such as payroll, IT, digital, security, freight and delivery and acquisition related costs.
The Industrial Parts Group’s operating profit increased 10.2% in the three month period ended September 30, 2018 as compared to the same three month period of 2017, and the operating profit margin for this group was 7.6% compared to 7.4% for the same period of the previous year. Operating profit for the Industrial Parts Group increased by 10.0% for the nine month period ended September 30, 2018, compared to the same period in 2017, and the operating profit margin was 7.5% compared to 7.4% for the same nine month period in 2017. The increase in operating profit margin for the three and nine month periods ended September 30, 2018 is primarily due to the Industrial Parts Group's 6.9% and 6.2%, respectively, increase in organic sales volume and its positive impact on expense leverage, as well as improved core gross margin.
The Business Products Group’s operating profit decreased 17.2% for the three months ended September 30, 2018, compared to the same three month period in 2017, and the operating profit margin for this group was 4.0% compared to 4.9% for the same three month period of 2017. For the nine months ended September 30, 2018, the Business Products Group's operating profit decreased 26.2% compared to the same period in 2017, and the operating profit margin was 4.3% compared to 5.8% for the same period in 2017. The decrease in operating profit margin for the three and nine month periods ended September 30, 2018 is primarily due to the negative impact on expense leverage, challenging industry conditions and unfavorable product mix.
Income Taxes
The effective income tax rate was 24.5% for the three months ended September 30, 2018, compared to 35.7% for the same three month period in 2017. The effective income tax rate was 24.1% for the nine month period ended September 30, 2018, compared to 35.4% for the same period in 2017. The rate decrease in the three and nine month periods ended September 30, 2018 reflects the positive impact of the Tax Cuts and Jobs Act enacted in December 2017 as well as a favorable mix of U.S. and foreign earnings, including AAG acquired in November 2017, as compared to the same three and nine month periods in 2017.

Net Income
For the three months ended September 30, 2018, the Company recorded consolidated net income of $220.2 million, an increase of 39.0% as compared to consolidated net income of $158.4 million in the same three month period of the prior year. On a per share diluted basis, net income was $1.49, an increase of 38.0% as compared to $1.08 for the same three month period of 2017. For the nine months ended September 30, 2018, the Company recorded consolidated net income of $623.8 million, an increase of 22.7% as compared to consolidated net income of $508.6 million in the same nine month period of the prior year. On a per share diluted basis, net income was $4.23, an increase of 23.0% as compared to $3.44 in the same nine month period of 2017.
The Company incurred certain transaction and other costs in the third quarter ended September 30, 2018 related to the AAG acquisition and the attempted Business Products Group spin-off, net of a termination fee received. The three months ended September 30, 2017 include transaction and other costs primarily related to the AAG acquisition. Before the impact of these items, the Company's adjusted net income in the three month period ended September 30, 2018 was $217.6 million, an increase of 28.0%, or $1.48 on an adjusted per share diluted basis, an increase of 28.7%. Adjusted net income was $637.6 million, an increase of 22.6%, or $4.33 on an adjusted per share diluted basis, an increase of 23.0% in the nine month period ended September 30, 2018.
The following table sets forth a reconciliation of net income and diluted net income per common share to adjusted net income and adjusted diluted net income per common share to account for the impact of these adjustments. The Company believes that the presentation of adjusted net income and adjusted net income per common share, which are not calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”), provide meaningful supplemental information to both management and investors that is indicative of the Company's core operations. The Company does not, nor does it suggest investors should consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
GAAP net income	$220,227	$158,442	$623,775	$508,574
Diluted net income per common share	$1.49	$1.08	$4.23	$3.44

Add after-tax adjustments:
Transaction and other costs	6,453	11,584	22,918	11,585
Termination fee	(9,045)	—	(9,045)	—
Adjusted net income	$217,635	$170,026	$637,648	$520,159
Adjusted diluted net income per common share	$1.48	$1.15	$4.33	$3.52
Financial Condition
The Company’s cash balance of $359.1 million at September 30, 2018 increased $44.2 million or 14.0% from December 31, 2017. For the nine months ended September 30, 2018, the Company used $154.0 million for acquisitions and other investing activities, $310.3 million for dividends paid to the Company’s shareholders, and $91.9 million for investments in the Company via capital expenditures. These items were partially offset by the Company’s earnings and net cash provided by operating activities.
Accounts receivable increased $234.3 million or 9.7% from December 31, 2017, which is due to the Company’s acquisitions and higher sales volume in the three month period ended September 30, 2018 as compared to the fourth quarter of 2017. Inventory decreased $234.6 million or 6.2% from December 31, 2017 due primarily to a change in classification of certain estimated merchandise returns in connection with adopting ASU 2014-09. Accounts payable increased $401.1 million or 11.0% from December 31, 2017, primarily due to more favorable payment terms negotiated with the Company's vendors as well as more normalized levels of purchasing volumes. The Company’s debt is discussed below.
Liquidity and Capital Resources
Total debt of $2.9 billion at September 30, 2018 decreased $331.1 million, or 10.2%, from December 31, 2017. At September 30, 2018, the Company's total average cost of debt was 3.00% and the Company remained in compliance with all covenants connected with the above borrowings.
The ratio of current assets to current liabilities was 1.3 to 1 at September 30, 2018, unchanged from the level at December 31, 2017. The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including discretionary share repurchases, if any, for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Although the Company does not face material risks related to interest rates and commodity prices, the Company is exposed to changes in foreign currency rates with respect to foreign currency denominated operating revenues and expenses. The Company has translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. The Company’s principal foreign currency exchange exposures are the Euro, British pound, Australian dollar, Canadian dollar and Mexican peso, which are the functional currencies of our operations in Europe, the U.K., Australia, Canada and Mexico, respectively. As previously noted under “Sales,” foreign currency exchange exposure negatively impacted sales for the three month period ended September 30, 2018, particularly in regard to the Australian dollar and Canadian dollar. Foreign currency exchange exposure did not have a significant effect on sales for the nine month period ended September 30, 2018. There have been no other material changes in market risk from the information provided in the Company’s 2017 Annual Report on Form 10-K.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or furnishes under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
The Company acquired AAG on November 2, 2017 (see the acquisitions and divestitures footnote to the condensed consolidated financial statements included in Item 1 of Part I ). We are continuing to integrate certain policies, processes, people, technology and operations of AAG, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. During our fiscal quarter ended September 30, 2018, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about the Company’s purchases of shares of the Company’s common stock during the three months ended September 30, 2018:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2018 through July 31, 2018	31,016	$98.17	553	17,370,650
August 1, 2018 through August 31, 2018	47,231	$98.67	—	17,370,650
September 1, 2018 through September 30, 2018	75,298	$100.93	18,735	17,351,915
Totals	153,545	$99.68	19,288	17,351,915

(1)
Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)
On November 17, 2008, and August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15.0 million shares and 15.0 million shares, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 2.4 million shares authorized in the 2008 plan and 15.0 million shares authorized in 2017 remain available to be repurchased by the Company. There were no other plans announced as of September 30, 2018.

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

(i) the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine month periods ended September 30, 2018 and 2017; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (iv) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: October 22, 2018	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)