Form 10-Q
period 2019-03-31
GENUINE PARTS CO
filed 2019-04-19
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2019
Common Stock, $1.00 par value per share	146,063,911

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$356,925	$333,547
Trade accounts receivable, less allowance for doubtful accounts (2019 – $27,443; 2018 – $21,888)	2,741,916	2,493,636
Merchandise inventories, net	3,684,580	3,609,389
Prepaid expenses and other current assets	1,102,970	1,139,118
Total current assets	7,886,391	7,575,690
Goodwill	2,192,143	2,128,776
Other intangible assets, less accumulated amortization	1,449,852	1,411,642
Deferred tax assets	21,178	29,509
Property, plant and equipment, less accumulated depreciation (2019 – $1,247,743; 2018 – $1,208,694)	1,044,788	1,027,231
Operating lease assets	953,553	—
Other assets	522,625	510,192
Total assets	$14,070,530	$12,683,040

Liabilities and equity
Current liabilities:
Trade accounts payable	$4,058,211	$3,995,789
Current portion of debt	1,032,382	711,147
Dividends payable	111,355	105,369
Other current liabilities	1,343,386	1,088,428
Total current liabilities	6,545,334	5,900,733
Long-term debt	2,389,244	2,432,133
Operating lease liabilities	716,677	—
Pension and other post–retirement benefit liabilities	222,415	235,228
Deferred tax liabilities	194,178	196,843
Other long-term liabilities	429,850	446,112
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2019 – 146,063,911 shares; 2018 – 145,936,613 shares	146,064	145,937
Additional paid-in capital	77,424	78,380
Retained earnings	4,517,430	4,341,212
Accumulated other comprehensive loss	(1,189,987)	(1,115,078)
Total parent equity	3,550,931	3,450,451
Noncontrolling interests in subsidiaries	21,901	21,540
Total equity	3,572,832	3,471,991
Total liabilities and equity	$14,070,530	$12,683,040
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Net sales	$4,736,833	$4,586,294
Cost of goods sold	3,228,665	3,150,487
Gross profit	1,508,168	1,435,807
Operating expenses:
Selling, administrative and other expenses	1,197,220	1,133,771
Depreciation and amortization	61,977	58,363
Provision for doubtful accounts	3,969	2,701
Total operating expenses	1,263,166	1,194,835
Non-operating expenses (income):
Interest expense	23,883	24,109
Other	9,607	(12,456)
Total non-operating expenses (income)	33,490	11,653
Income before income taxes	211,512	229,319
Income taxes	51,262	52,743
Net income	$160,250	$176,576
Basic net income per common share	$1.10	$1.20
Diluted net income per common share	$1.09	$1.20
Dividends declared per common share	$.7625	$.7200
Weighted average common shares outstanding	145,981	146,727
Dilutive effect of stock options and non-vested restricted stock awards	713	595
Weighted average common shares outstanding – assuming dilution	146,694	147,322

Net income	$160,250	$176,576
Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	27,117	42,880
Cash flow and net investment hedges adjustments, net of income taxes in 2019 and 2018 — $5,795 and $6,180 respectively	15,668	(16,710)
Pension and postretirement benefit adjustments, net of income taxes in 2019 and 2018 — $1,788 and $2,648, respectively	4,832	7,164
Other comprehensive income, net of income taxes	47,617	33,334
Comprehensive income	$207,867	$209,910
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2019
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2019	145,936,613	$145,937	$78,380	$(1,115,078)	$4,341,212	$3,450,451	$21,540	$3,471,991
Net income	—	—	—	—	160,250	160,250	—	160,250
Other comprehensive loss, net of tax (1)	—	—	—	47,617	—	47,617	—	47,617
Cash dividends declared, $0.7625 per share	—	—	—	—	(111,355)	(111,355)	—	(111,355)
Share-based awards exercised, including tax benefit of $3,812	127,298	127	(6,966)	—	—	(6,839)	—	(6,839)
Share-based compensation	—	—	6,010	—	—	6,010	—	6,010
Cumulative effect from adoption of ASU 2018-02 (2)	—	—	—	(122,526)	122,526	—	—	—
Cumulative effect from adoption of ASU 2016-02, net of tax (2)	—	—	—	—	4,797	4,797	—	4,797
Noncontrolling interest activities	—	—	—	—	—	—	361	361
March 31, 2019	146,063,911	$146,064	$77,424	$(1,189,987)	$4,517,430	$3,550,931	$21,901	$3,572,832

	Three Months Ended March 31, 2018
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2018	146,652,615	$146,653	$68,126	$(852,592)	$4,049,965	$3,412,152	$52,004	$3,464,156
Net income	—	—	—	—	176,576	176,576	—	176,576
Other comprehensive loss, net of tax	—	—	—	33,334	—	33,334	—	33,334
Cash dividends declared, $0.7200 per share	—	—	—	—	(105,649)	(105,649)	—	(105,649)
Share-based awards exercised, including tax benefit of $2,517	85,188	85	(4,262)	—	—	(4,177)	—	(4,177)
Share-based compensation			3,686	—	—	3,686	—	3,686
Cumulative effect from adoption of ASU 2014-09, net of tax	—	—	—	—	(5,843)	(5,843)	—	(5,843)
Noncontrolling interest activities	—	—	—	—	—	—	(702)	(702)
March 31, 2018	146,737,803	$146,738	$67,550	$(819,258)	$4,115,049	$3,510,079	$51,302	$3,561,381

(1)
Includes the effects of reclassifying realized currency losses of $27,037 out of accumulated other comprehensive loss into earnings in connection with the March 7, 2019 sale of Grupo Auto Todo. Refer to the accumulated other comprehensive loss footnote for further details.

(2)
The Company adopted Accounting Standards Update ("ASU") 2016-02, Leases, and ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, during the first quarter of 2019. Refer to the recent accounting pronouncements footnote for further details.

See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2019	2018
Operating activities:
Net income	$160,250	$176,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,977	58,363
Share-based compensation	6,010	3,686
Excess tax benefits from share-based compensation	(3,812)	(2,517)
Realized currency losses on divestiture	27,037	—
Changes in operating assets and liabilities	(189,732)	(97,741)
Net cash provided by operating activities	61,730	138,367
Investing activities:
Purchases of property, plant and equipment	(45,621)	(31,633)
Acquisition of businesses and other investing activities	(138,417)	(38,588)
Net cash used in investing activities	(184,038)	(70,221)
Financing activities:
Proceeds from debt	1,350,002	1,201,441
Payments on debt	(1,092,115)	(1,153,750)
Share-based awards exercised	(6,839)	(4,176)
Dividends paid	(105,369)	(99,000)
Net cash provided by (used in) financing activities	145,679	(55,485)
Effect of exchange rate changes on cash and cash equivalents	7	(1,587)
Net increase in cash and cash equivalents	23,378	11,074
Cash and cash equivalents at beginning of period	333,547	314,899
Cash and cash equivalents at end of period	$356,925	$325,973
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the U.S. ("U.S. GAAP") for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company,” "we," "our," "us," or "its") for the year ended December 31, 2018. Accordingly, the unaudited interim condensed consolidated financial statements and related disclosures herein should be read in conjunction with the Company’s 2018 Annual Report on Form 10-K.
The preparation of interim financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Specifically, the Company makes estimates and assumptions in its interim condensed consolidated financial statements for inventory adjustments, the accrual of bad debts, customer sales returns, and volume incentives earned, among others. Inventory adjustments (including adjustments for a majority of inventories that are valued under the last-in, first-out (“LIFO”) method) are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment and LIFO valuation. Reserves for bad debts and customer sales returns are estimated and accrued on an interim basis based upon historical experience. Volume incentives are estimated based upon cumulative and projected purchasing levels. The estimates and assumptions for interim reporting may change upon final determination at year-end, and such changes may be significant.
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the condensed consolidated financial statements covered by this quarterly report were issued.
2. Segment Information
The following table presents a summary of the Company's reportable segment financial information:

	Three Months Ended March 31,
	2019	2018
Net sales:
Automotive	$2,622,345	$2,564,259
Industrial	1,635,423	1,547,944
Business products	479,065	474,091
Total net sales	$4,736,833	$4,586,294
Operating profit:
Automotive	$179,228	$184,706
Industrial	121,028	112,191
Business products	21,220	21,601
Total operating profit	321,476	318,498
Interest expense, net	(23,029)	(23,307)
Intangible asset amortization	(22,584)	(21,403)
Corporate expense (1)	(64,351)	(44,469)
Income before income taxes	$211,512	$229,319

(1)
Includes $34,114 of expenses for the three months ended March 31, 2019 from realized currency losses and transaction and other costs. The realized currency losses of $27,037 resulted from the March 7, 2019 sale of Grupo Auto Todo. Refer to the acquisitions and divestitures footnote for more information.

Includes $13,009 for the three months ended March 31, 2018, in transaction and other costs related to the November 2017 Alliance Automotive Group ("AAG") acquisition and the attempted spin-off of the Business Products Group (the attempted spin-off was subsequently terminated in September 2018).

Net sales are disaggregated by geographical region for each of the Company’s reportable segments, as the Company deems this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended March 31,
	2019	2018
North America:
Automotive	$1,813,785	$1,782,314
Industrial	1,635,423	1,547,944
Business products	479,065	474,091
Total North America	$3,928,273	$3,804,349
Australasia – Automotive	284,553	302,004
Europe – Automotive	524,007	479,941
Total net sales	$4,736,833	$4,586,294

3. Accumulated Other Comprehensive Loss
The following tables present the changes in accumulated other comprehensive loss by component for the three months ended March 31:

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Cash Flow and Net Investment Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2019	$(626,322)	$10,726	$(499,482)	$(1,115,078)
Other comprehensive income before reclassifications, net of tax	—	16,669	80	16,749
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (1)	4,832	(1,001)	27,037	30,868
Other comprehensive income, net of income taxes	4,832	15,668	27,117	47,617
Cumulative effect from adoption of ASU 2018-02	(122,526)	—	—	(122,526)
Ending balance, March 31, 2019	$(744,016)	$26,394	$(472,365)	$(1,189,987)

(1)
Realized currency losses of $27,037 were reclassified out of foreign currency translation into earnings in connection with the March 7, 2019 sale of Grupo Auto Todo. Refer to the acquisitions and divestitures footnote for further details.

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post- Retirement Benefits	Cash Flow and Net Investment Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2018	$(568,957)	$(17,388)	$(266,247)	$(852,592)
Other comprehensive income before reclassifications, net of tax	—	(16,710)	42,880	26,170
Amounts reclassified from accumulated other comprehensive loss, net of tax	7,164	—	—	7,164
Other comprehensive income, net of income taxes	7,164	(16,710)	42,880	33,334
Ending balance, March 31, 2018	$(561,793)	$(34,098)	$(223,367)	$(819,258)

The accumulated other comprehensive loss components related to the pension benefits are included in the computation of net periodic benefit income in the employee benefit plans footnote. The nature of the cash flow and net investment hedges are discussed in the derivatives and hedging footnote. Generally, tax effects in accumulated other comprehensive loss are established at the currently enacted tax rate and reclassified to net income in the same period that the related pre-tax accumulated other comprehensive loss reclassifications are recognized.
4. Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs and any not listed below were assessed and determined to be not applicable or are expected to have a minimal impact on the condensed consolidated financial statements.
Leases (Topic 842)
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which, among other things, requires an entity to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, including operating leases. Expanded disclosures with additional qualitative and quantitative information are also required. ASU 2016-02 and its amendments are effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption was permitted.  The ASU's transition provisions can be applied under a modified retrospective approach to each prior reporting period presented in the financial statements or only at the beginning of the period of adoption (i.e., on the effective date).
The Company adopted ASU 2016-02 and its amendments and applied the transition provisions as of January 1, 2019, which included recognizing a cumulative-effect adjustment through opening retained earnings as of that date. Prior year amounts were not recast under this transition approach and, therefore, prior year amounts are excluded from the leased properties footnote. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company elected a policy of not recording leases on its condensed consolidated balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to purchase the leased asset. The Company recognizes payments on these leases within selling, administrative and other expenses on a straight-line basis over the lease term.
The Company's adoption of the standard resulted in a cumulative-effect adjustment to retained earnings of approximately $4,797, net of taxes, as of January 1, 2019. The standard did not materially impact consolidated net income or liquidity. The standard did not have an impact on debt-covenant compliance under the Company's current debt agreements.
Income Statement - Reporting Comprehensive Income (Topic 220)
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The ASU permits a company to make a one-time election to reclassify stranded tax effects caused by the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The ASU also requires companies to disclose their accounting policies for releasing income tax effects from accumulated other comprehensive income. ASU 2018-02 is effective for periods beginning after December 15, 2018, with an election to adopt early. The Company adopted ASU 2018-02 as of January 1, 2019 and recognized an adjustment to increase retained earnings and to adjust accumulated other comprehensive loss by approximately $122,526.
Compensation - Retirement Benefits (Topic 715)
In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"). The updated accounting guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing, adding and clarifying certain disclosures. These provisions must be applied retrospectively. ASU 2018-14 is effective for periods beginning after December 15, 2019, with an option to adopt early. The Company is currently assessing the ASU's provisions and their impact on the condensed consolidated financial statements.

5. Employee Benefit Plans
Net periodic benefit income for the Company's pension plans included the following components for the three months ended March 31:

	Pension Benefits
	2019	2018
Service cost	$2,390	$2,654
Interest cost	24,348	22,113
Expected return on plan assets	(38,527)	(38,588)
Amortization of prior service credit	(17)	(37)
Amortization of actuarial loss	7,749	9,959
Net periodic benefit income	$(4,057)	$(3,899)

Service cost is recorded in selling, administrative and other expenses in the condensed consolidated statements of income and comprehensive income while all other components are recorded within other non-operating expenses (income). Pension benefits also include amounts related to supplemental retirement plans.
6. Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores and businesses (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantees. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded that the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At March 31, 2019, the Company was in compliance with all such covenants.
At March 31, 2019, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $809,784. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantees. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
As of March 31, 2019, the Company has recognized certain assets and liabilities amounting to $85,000 each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets.
7. Fair Value of Financial Instruments
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit and term loan approximate their respective fair values based on the short-term nature of these instruments. As of March 31, 2019, the carrying amount, net of debt issuance costs, and the fair value of fixed rate debt were approximately $1,451,281 and $1,473,599, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. The carrying amount, net of debt issuance costs, of fixed rate debt of $1,451,281 is included in long-term debt in the condensed consolidated balance sheet.

8. Derivatives and Hedging
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
Cash Flow Hedge
In July 2018 and February 2019, the Company entered into interest rate swaps to mitigate variability in forecasted interest payments on $500,000 and $300,000, respectively, of the Company’s U.S. dollar-denominated unsecured variable rate debt. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swaps as qualifying hedging instruments and accounts for these derivatives as cash flow hedges. The fair values of the interest rate cash flow hedges were not material as of March 31, 2019. Gains or losses related to the interest rate cash flow hedges were not material during the three months ended March 31, 2019.
Hedges of Net Investments in Foreign Operations
In July 2018, concurrent with the cash flow hedge described above, the Company entered into a cross-currency interest rate swap agreement to effectively convert $500,000 of the U.S. dollar-denominated unsecured variable rate debt to fixed-rate Euro-denominated debt. In February 2019, the Company terminated the cross-currency interest rate swap agreement and entered into a forward contract to effectively convert $800,000 of the U.S. dollar-denominated unsecured debt to Euro-denominated debt. No gains or losses were recognized at termination. The risk management objective of these transactions is to manage foreign currency risk relating to a European subsidiary and reduce the variability in the functional currency equivalent cash flows of the unsecured variable rate debt. The Company designated the instruments as qualifying hedging instruments and accounts for these derivatives as a hedge of the foreign currency exchange rate exposure of an equal amount of the Company's Euro-denominated net investment in a European subsidiary. The fair value of the forward currency hedge was not material as of March 31, 2019. Gains or losses related to the cross-currency interest rate swap and the forward contract were not material during the three months ended March 31, 2019.
As of March 31, 2019, the Company also had designated €700,000 of the face value of Euro-denominated debt, a non-derivative financial instrument, as a hedge of the foreign currency exchange rate exposure of an equal amount to the Company's Euro-denominated net investment in a European subsidiary. As of March 31, 2019, the Euro-denominated debt has a total carrying amount of $785,330, which is included in long-term debt in the Company’s condensed consolidated balance sheet. For the three months ended March 31, 2019, the Company recorded a gain, net of tax, of approximately $11,446 in the cash flow and net investment hedges section of accumulated other comprehensive loss in the Company’s condensed consolidated statements of income and comprehensive income.
The Company did not reclassify any gains or losses related to net investment hedges from accumulated other comprehensive loss into earnings during the three months ended March 31, 2019. Amounts would only be reclassified into earnings if the European subsidiary were liquidated, or otherwise disposed.
9. Leased Properties
The Company primarily leases real estate for certain retail stores, distribution centers, office space and land. The Company also leases equipment (primarily vehicles).
Most real estate leases include one or more options to renew, with renewal terms that generally can extend the lease term from one to 20 years. The exercise of lease renewal options is at the Company's discretion. The Company evaluates renewal options at lease inception and on an ongoing basis, and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. Lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

The table below presents the operating lease assets and liabilities recognized on the condensed consolidated balance sheets as of March 31, 2019:

	Balance Sheet Line Item	March 31, 2019
Operating lease assets	Operating lease assets	$953,553

Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	$262,229
Noncurrent operating lease liabilities	Operating lease liabilities	716,677
Total operating lease liabilities		$978,906

The depreciable lives of operating lease assets and leasehold improvements are limited by the expected lease term.
The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date.
The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2019 are:

March 31, 2019
Weighted average remaining lease term	5.59
Weighted average discount rate	3.54

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed consolidated balance sheets as of March 31, 2019:

April 1, 2019 through December 31, 2019	$232,216
2020	251,630
2021	184,486
2022	131,885
2023	90,017
Thereafter	213,847
Total undiscounted future minimum lease payments	1,104,081
Less: Difference between undiscounted lease payments and discounted operating lease liabilities	125,175
Total operating lease liabilities	$978,906

Operating lease payments include $21,300 related to options to extend lease terms that are reasonably certain of being exercised.
Operating lease costs were $80,487 for the three months ended March 31, 2019. Operating lease costs are included within selling, administrative and other expenses on the condensed consolidated statements of income and comprehensive income. Short-term lease costs, variable lease costs and sublease income were not material.
Cash paid for amounts included in the measurement of operating lease liabilities were $71,901 for the three months ended March 31, 2019, and this amount is included in operating activities in the condensed consolidated statements of cash flows. Operating lease assets obtained in exchange for new operating lease liabilities were $28,000 for the three months ended March 31, 2019.

10. Legal Matters
As more fully discussed in the legal matter footnote of the Company's notes to the consolidated financial statements in its 2018 Annual Report on Form 10-K, a jury awarded damages against the Company in a litigated automotive product liability dispute. At the time of the filing of these financial statements, based upon the Company’s legal defenses, insurance coverage, and reserves, the Company does not believe this matter will have a material impact to the condensed consolidated financial statements.
11. Acquisitions and Divestitures
Acquisitions
The Company acquired several businesses for approximately $153,200, net of cash acquired, during the three months ended March 31, 2019. These included Hennig Fahrzeugteile Group and several bolt-on acquisitions in the Automotive Parts Group and Axis New England and Axis New York in the Industrial Parts Group.
Divestitures
Grupo Auto Todo
On March 7, 2019, the Company sold all of the equity of Grupo Auto Todo, a Mexican subsidiary within the Automotive Parts Group. Grupo Auto Todo contributed approximately $93,000 of revenues for the year ended December 31, 2018. The Company incurred realized currency losses of $27,037 from this transaction during the three months ended March 31, 2019. The realized currency losses are included in the line item "other" within non-operating expenses (income) on the condensed consolidated statements of income and comprehensive income.
12. Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentations.
13. Earnings Per Share
As more fully discussed in the share-based compensation footnote of the Company’s notes to the consolidated financial statements in its 2018 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. Options to purchase approximately 3 shares of common stock were outstanding but excluded from the computations of diluted earnings per share for the three month period ended March 31, 2019 as compared to approximately 1,334 for the three month period ended March 31, 2018. These options were excluded from the computations of diluted net income per common share because the options’ exercise prices were greater than the average market price of the common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Forward-Looking Statements
Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission ("SEC") or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to the anticipated strategic benefits, synergies and other attributes resulting from acquisitions, as well as future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services.
The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, the Company’s ability to successfully integrate acquired companies into the Company, including the challenges associated with the integration of processes to ensure the adequacy of our internal controls in regard to the Alliance Automotive Group business, and to realize the anticipated synergies and benefits; changes in the European aftermarket; the Company’s ability to successfully implement its business initiatives in each of its three business segments; slowing demand for the Company’s products; changes in national and international legislation or government regulations or policies, including new import tariffs and data security policies and requirements; changes in general economic conditions, including unemployment, inflation (including the impact of potential tariffs) or deflation and the United Kingdom’s referendum to exit from the European Union, commonly known as Brexit; changes in tax policies; volatile exchange rates; volatility in oil prices; significant cost increases, such as rising fuel and freight expenses; labor shortages; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; the ability to maintain favorable vendor arrangements and relationships; disruptions in our vendors’ operations, including the impact of tariffs and trade considerations on their operations and output, as required to meet product demand; failure or weakness in our disclosure controls and procedures and internal controls over financial reporting; the uncertainties and costs of litigation; disruptions caused by a failure or breach of the Company’s information systems, as well as other risks and uncertainties discussed in the Company’s Annual Report on Form 10-K for 2018 and from time to time in the Company’s subsequent filings with the SEC.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-K, 10-Q, 8-K and other reports to the SEC.
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial parts and business products. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the three months ended March 31, 2019, business was conducted throughout North America, Australia, New Zealand, the U.K., France, Germany, Poland, and Puerto Rico from approximately 3,100 locations.
Sales for the three months ended March 31, 2019 were $4.7 billion, a 3.3% increase as compared to $4.6 billion in the same period of the prior year. For the three months ended March 31, 2019, the Company recorded consolidated net income of $160.3 million, a decrease of 9.2% as compared to consolidated net income of $176.6 million in the same three month period of the prior year. On a per share diluted basis, net income was $1.09 for the three months ended March 31, 2019, a decrease of 9.2% as compared to $1.20 for the same three month period of 2018.
During the three months ended March 31, 2019, the Company incurred pre-tax expenses of $34.1 million from realized currency losses and transaction and other costs primarily related to the March 7, 2019 sale of Grupo Auto Todo, a Mexican subsidiary in the Automotive Parts Group that contributed approximately $93.0 million of revenues for the year ended December 31, 2018. The three months ended March 31, 2018 include $13.0 million in transaction and other costs primarily related to the AAG acquisition and the attempted spin-off of the Business Products Group.
Before the impact of realized currency losses and transaction and other costs, the Company's adjusted net income was $187.2 million, an increase of 0.4% as compared to adjusted net income of $186.5 million in the same three month period of the prior year. On a per share basis, adjusted net income was $1.28 for the three months ended March 31, 2019, an increase of 0.8% as compared to $1.27 for the same three month period of 2018.
The Company remains committed to its key growth initiatives, which include: driving greater share of spend with existing customers; employing an aggressive but disciplined acquisition strategy focused on both geographical in-fill and product line adjacencies; expanding the Company's digital capabilities; and the further expansion of our U.S. and international store footprint.
We continue to execute on these sales initiatives, and also focus on our plans and initiatives to enhance our gross margins, reduce costs and build a highly productive, sustainable and cost-effective structure. We expect our focus in these key areas to improve the Company's operating performance over the long-term.
Sales
Sales for the three months ended March 31, 2019 were $4.7 billion, a 3.3% increase as compared to $4.6 billion in the same period of the prior year. Approximately 3.3% of the revenue increase for the three months ended March 31, 2019 came from organic sales, while 2% came from acquisitions. These items were partially offset by a 2% negative currency impact.
Sales for the Automotive Parts Group increased 2.3% for the three months ended March 31, 2019, as compared to the same period in the prior year. This group’s revenue increase for the three months ended March 31, 2019 consisted of an approximate 3.1% increase in organic sales and a 2.9% benefit from acquisitions. These items were partially offset by an unfavorable foreign currency impact of approximately 3.4% and a 0.3% negative impact from the sale of Grupo Auto Todo. We anticipate the Company’s initiatives to drive both organic and acquisitive growth will positively benefit the Automotive Parts Group in the quarters ahead.
Sales for the Industrial Parts Group increased 5.7% for the three months ended March 31, 2019, as compared to the same period in 2018. The increase in this group’s revenues reflects an approximate 4.2% increase in organic sales, a 1.8% benefit from acquisitions and a slightly unfavorable foreign currency impact. The Industrial Parts Group has initiatives in place to drive continued market share expansion through both organic and acquisitive sales growth in the quarters ahead. We believe these ongoing initiatives, combined with favorable economic and industry specific factors, bode well for Industrial's long-term growth prospects.
Sales for the Business Products Group increased 1.0% for the three months ended March 31, 2019, compared to the same three month period in 2018, primarily due to an increase in organic sales. We will remain focused on our core growth initiatives for this business, including the further enhancement of our Facilities, Breakroom and Safety Products offering.
For the three months ended March 31, 2019, industry pricing was up 0.5% in the Automotive Parts Group, up 1.2% in the Industrial Parts Group and up 2.0% in the Business Products Group.
Cost of Goods Sold/Expenses
Cost of goods sold for the three months ended March 31, 2019 was $3.23 billion, a 2.5% increase from $3.15 billion for the same period in 2018. As a percentage of net sales, cost of goods sold was 68.2% for the three months ended March 31, 2019, as compared to 68.7% in the same three month period of 2018. The increase in cost of goods sold for the three months ended March 31, 2019 primarily relates to the sales increase for this period as compared to the same three month period of the prior year. The increase for this period was partially offset by lower cost of goods sold in the Automotive Parts Group and Industrial Parts Group due to favorable global supplier negotiations, more flexible and sophisticated pricing strategies, a shift in product mix to products that carry a higher gross margin and higher supplier incentives due to improved volumes for these segments. The Company’s cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers, retail stores and branches, as well as vendor volume incentives and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor volume incentives or pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures, (iv) physical inventory and LIFO adjustments, (v) changes in foreign currency exchange rates, and (vi) the impact of tariffs.
Total operating expenses increased to $1.3 billion for the three months ended March 31, 2019 as compared to $1.2 billion for the same three month period in 2018. As a percentage of net sales, operating expenses increased to 26.7% as compared to 26.1% in the same three month period of the previous year. The increase in operating expenses as a percentage of net sales for the three months ended March 31, 2019 reflects the effect of rising costs in areas such as payroll, freight and delivery, IT and cyber-security. In addition, the Company’s ability to leverage its expenses was negatively impacted due to lower core sales in certain markets relative to the prior year. The Company's ongoing cost control initiatives partially offset these increases and other headwinds in operating expenses.
The Company’s operating expenses are substantially comprised of compensation and benefit-related costs for personnel. Other major expense categories include facility occupancy costs for headquarters, distribution centers and retail store/branch operations, insurance costs, accounting, legal and professional services, technology and digital costs, transportation and delivery costs, travel and advertising. Management’s ongoing cost control measures in these areas have served to improve the Company’s overall cost structure. The Company's recent acquisitions have lower costs of goods sold and higher levels of operating costs as compared to the Company's other businesses, however, the operating profit margins remain consistent.The Company continues to focus on effectively managing the costs in our businesses with ongoing investments in technology, productivity and supply chain initiatives primarily associated with freight, digital, pricing, data analytics and logistics related functions.
Operating Profit
Operating profit increased to $321.5 million for the three months ended March 31, 2019, compared to $318.5 million for the same three month period of the prior year, an increase of 0.9%. As a percentage of net sales, operating profit was 6.8% as compared to 6.9% in the same three month period of 2018. The decrease in operating profit as a percent of sales for the three months ended March 31, 2019 is primarily due to the increase in operating expenses due to the effect of rising costs in areas such as payroll, freight and delivery, IT and cyber-security. In addition, the Company’s ability to leverage its expenses was negatively impacted due to lower core sales in certain markets relative to the prior year. These increases and other headwinds were partially offset by the improvement in gross margin for the first quarter of 2019 as compared to the same period in 2018.
The Automotive Parts Group’s operating profit decreased 3.0% in the three months ended March 31, 2019 as compared to the same period of 2018, and its operating profit margin was 6.8% as compared to 7.2% in the same period of the previous year. The decrease in operating profit as a percent of sales for the three months ended March 31, 2019 is primarily due to the impact of rising costs and the deleveraging of expenses in the European automotive business. These increases were partially offset by the improvement in gross margin for the first quarter of 2019 as compared to the same period of the previous year.
The Industrial Parts Group’s operating profit increased 7.9% in the three months ended March 31, 2019 as compared to the same three month period of 2018, and the operating profit margin for this group was 7.4% compared to 7.2% for the same period of the previous year. The improved operating profit reflects the positive impact of strong sales growth, improved gross margins and the leveraging of expenses in the three months ended March 31, 2019 as compared to the same period in 2018, driven by a healthy industrial economy and the effective execution of Industrial's growth initiatives.
The Business Products Group’s operating profit decreased 1.8% for the three months ended March 31, 2019, compared to the same three month period in 2018, and the operating profit margin for this group was 4.4% compared to 4.6% for the same three month period of 2018. The decrease in operating profit margin for the three months ended March 31, 2019 is primarily due to the unfavorable shift in customer and product mix.
Income Taxes
The effective income tax rate was 24.2% for the three months ended March 31, 2019, compared to 23.0% for the same three month period in 2018, primarily due to differences in income tax rates associated with transaction and other costs as well as statute adjustments recorded in the periods.
Net Income
For the three months ended March 31, 2019, the Company recorded consolidated net income of $160.3 million, a decrease of 9.2% as compared to consolidated net income of $176.6 million in the same three month period of the prior year. On a per share diluted basis, net income was $1.09, a decrease of 9.2% as compared to $1.20 for the same three month period of 2018.
During the three months ended March 31, 2019, the Company incurred expenses of $34.1 million from realized currency losses and transaction and other costs, before taxes. The realized currency losses and transaction and other costs primarily resulted from the March 7, 2019 sale of Grupo Auto Todo, a Mexican subsidiary in the Automotive Parts Group that contributed approximately $93.0 million of revenues for the year ended December 31, 2018. The three months ended March 31, 2018 include $13.0 million in transaction and other costs primarily related to the AAG acquisition and the attempted spin-off of the Business Products Group.
Before the impact of realized currency losses and transaction and other costs, the Company's adjusted net income was $187.2 million, an increase of 0.4% as compared to adjusted net income of $186.5 million in the same three month period of the prior year. On a per share basis, adjusted net income was $1.28 for the three months ended March 31, 2019, an increase of 0.8% as compared to $1.27 for the same three month period of 2018.
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

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
GAAP net income	$160,250	$176,576
Diluted net income per common share	$1.09	$1.20

Adjustments:
Realized currency losses	$27,037	$—
Transaction and other costs	7,077	13,009
Tax impact of adjustments	(7,150)	(3,126)
Adjusted net income	$187,214	$186,459
Adjusted diluted net income per common share	$1.28	$1.27
Financial Condition
The Company’s cash balance of $356.9 million at March 31, 2019 increased $23.4 million, or 7.0%, from December 31, 2018. For the three months ended March 31, 2019, the Company used $138.4 million for acquisitions and other investing activities, $105.4 million for dividends paid to the Company’s shareholders, and $45.6 million for investments in the Company via capital expenditures. These items were partially offset by the Company’s earnings and net cash provided by operating activities.
Accounts receivable increased $248.3 million, or 10.0%, from December 31, 2018, which is primarily due to higher sales volume in the three months ended March 31, 2019 as compared to the fourth quarter of 2018. Inventory increased $75.2 million, or 2.1%, from December 31, 2018 due primarily to acquisitions of businesses and planned increases to support sales growth. Accounts payable increased $62.4 million, or 1.6%, from December 31, 2018, primarily due to higher levels of purchasing volumes to support higher sales. The Company’s debt is discussed below.
Liquidity and Capital Resources
Total debt of $3.4 billion at March 31, 2019 increased $278.3 million, or 8.9%, from December 31, 2018. At March 31, 2019, the Company's total average cost of debt was 2.50% and the Company remained in compliance with all covenants connected with its borrowings.
The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including discretionary share repurchases, if any, for the foreseeable future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Our exposure to market risk has not changed materially since December 31, 2018.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that due to a previously reported material weakness, the Company’s internal control over financial reporting was not effective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, AAG, the Company's European automotive subsidiary that generated approximately 10% of the Company's total net sales in 2018, did not adequately identify, design and maintain internal controls at the transaction level that mitigate the risk of material misstatement in financial reporting processes nor did it maintain appropriate information technology controls. Refer to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for more information.
There were no material errors in the financial results or balances identified as a result of the control deficiencies, and there were no restatements of prior period financial statements and no changes in previously released financial results were required as a result of these control deficiencies.

Remediation efforts to address material weakness
As previously described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, the Company began implementing a remediation plan to address the material weakness mentioned above. Management will continue to enhance the risk assessment process and design and implementation of internal control over financial reporting at AAG. This includes initiation of compensating controls and enhanced and revised design of existing financial reporting controls, information technology applications and procedures at AAG. During the first quarter ended March 31, 2019, the Company began testing those enhanced controls and procedures. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in internal control over financial reporting
During the first quarter ended March 31, 2019, the Company adopted ASU 2016-02 and centralized the Company's lease accounting system and processes effective January 1, 2019. This implementation resulted in a material change to the Company's internal control over financial reporting as of that date. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting for the fiscal year ended December 31, 2019.
Other than with respect to the remediation efforts described above and changes related to the adoption of ASU 2016-02, there have been no changes in the Company’s internal control over financial reporting during the Company’s first fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2018 Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the Company’s purchases of shares of the Company’s common stock during the three months ended March 31, 2019:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2019 through January 31, 2019	8,385	$95.99	—	16,420,143
February 1, 2019 through February 28, 2019	346,499	$109.77	—	16,420,143
March 1, 2019 through March 31, 2019	89,261	$109.22	—	16,420,143
Totals	444,145	$109.40	—	16,420,143

(1)
Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)
On November 17, 2008 and August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15.0 million shares and 15.0 million shares, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 1.4 million shares authorized in the 2008 plan and 15.0 million shares authorized in 2017 remain available to be repurchased by the Company. There were no other plans announced as of March 31, 2019.

Item 6. Exhibits
(a) The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	By-Laws of the Company, as amended and restated November 19, 2018 (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 19, 2018)

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer – filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer – filed herewith

Exhibit 32
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer and Chief Financial Officer – furnished herewith

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: April 19, 2019	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)