Form 10-Q
period 2019-06-30
GENUINE PARTS CO
filed 2019-07-19
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-5690
  __________________________________________
GENUINE PARTS COMPANY
(Exact name of registrant as specified in its charter)
   __________________________________________

GA	58-0254510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2999 WILDWOOD PARKWAY,		30339
ATLANTA,	GA
(Address of principal executive offices)		(Zip Code)
678-934-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1.00 par value per share	GPC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 146,078,369 shares of common stock outstanding as of the June 30, 2019.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$562,551	$333,547
Trade accounts receivable, less allowance for doubtful accounts (2019 – $31,280; 2018 – $21,888)	2,836,875	2,493,636
Merchandise inventories, net	3,750,778	3,609,389
Prepaid expenses and other current assets	1,034,466	1,139,118
Total current assets	8,184,670	7,575,690
Goodwill	2,329,325	2,128,776
Other intangible assets, less accumulated amortization	1,517,842	1,411,642
Deferred tax assets	27,698	29,509
Property, plant and equipment, less accumulated depreciation (2019 – $1,341,918; 2018 – $1,208,694)	1,089,763	1,027,231
Operating lease assets	961,975	—
Other assets	528,199	510,192
Total assets	$14,639,472	$12,683,040

Liabilities and equity
Current liabilities:
Trade accounts payable	$4,064,547	$3,995,789
Current portion of debt	1,011,334	711,147
Dividends payable	111,380	105,369
Other current liabilities	1,310,967	1,088,428
Total current liabilities	6,498,228	5,900,733
Long-term debt	2,871,106	2,432,133
Operating lease liabilities	724,682	—
Pension and other post–retirement benefit liabilities	208,008	235,228
Deferred tax liabilities	212,308	196,843
Other long-term liabilities	437,165	446,112
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2019 – 146,078,369 shares; 2018 – 145,936,613 shares	146,078	145,937
Additional paid-in capital	83,949	78,380
Retained earnings	4,630,480	4,341,212
Accumulated other comprehensive loss	(1,195,179)	(1,115,078)
Total parent equity	3,665,328	3,450,451
Noncontrolling interests in subsidiaries	22,647	21,540
Total equity	3,687,975	3,471,991
Total liabilities and equity	$14,639,472	$12,683,040
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net sales	$4,934,260	$4,822,065	$9,671,093	$9,408,359
Cost of goods sold	3,335,679	3,300,479	6,564,344	6,450,966
Gross profit	1,598,581	1,521,586	3,106,749	2,957,393
Operating expenses:
Selling, administrative and other expenses	1,216,913	1,148,217	2,414,133	2,281,988
Depreciation and amortization	66,154	58,451	128,131	116,814
Provision for doubtful accounts	5,962	3,666	9,931	6,367
Total operating expenses	1,289,029	1,210,334	2,552,195	2,405,169
Non-operating expenses (income):
Interest expense	23,296	26,476	47,179	50,585
Other	(15,873)	(15,495)	(6,266)	(27,951)
Total non-operating expenses	7,423	10,981	40,913	22,634
Income before income taxes	302,129	300,271	513,641	529,590
Income taxes	77,699	73,299	128,961	126,042
Net income	$224,430	$226,972	$384,680	$403,548
Basic net income per common share	$1.54	$1.55	$2.63	$2.75
Diluted net income per common share	$1.53	$1.54	$2.62	$2.74
Dividends declared per common share	$.7625	$.7200	$1.5250	$1.4400
Weighted average common shares outstanding	146,075	146,748	146,029	146,738
Dilutive effect of stock options and non-vested restricted stock awards	661	512	684	548
Weighted average common shares outstanding – assuming dilution	146,736	147,260	146,713	147,286

Net income	$224,430	$226,972	$384,680	$403,548
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	10,864	(163,993)	37,981	(121,113)
Cash flow and net investment hedge adjustments, net of income taxes in 2019 — $7,726 and $1,931; 2018 — $12,115 and $5,935 respectively	(20,889)	32,755	(5,221)	16,045
Pension and postretirement benefit adjustments, net of income taxes in 2019 — $1,786 and $3,574; 2018 — $2,642 and $5,290 respectively	4,833	7,145	9,665	14,309
Other comprehensive (loss) income, net of income taxes	(5,192)	(124,093)	42,425	(90,759)
Comprehensive income	$219,238	$102,879	$427,105	$312,789
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three months ended June 30, 2019
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
April 1, 2019	146,063,911	$146,064	$77,424	$(1,189,987)	$4,517,430	3,550,931	$21,901	3,572,832
Net income	—	—	—	—	224,430	224,430	—	224,430
Other comprehensive loss, net of tax	—	—	—	(5,192)	—	(5,192)	—	(5,192)
Cash dividends declared, $0.7625 per share	—	—	—	—	(111,380)	(111,380)	—	(111,380)
Share-based awards exercised, including tax benefit of $174	14,458	14	(546)	—	—	(532)	—	(532)
Share-based compensation	—	—	7,071	—	—	7,071	—	7,071
Noncontrolling interest activities	—	—	—	—	—	—	746	746
June 30, 2019	146,078,369	$146,078	$83,949	$(1,195,179)	$4,630,480	$3,665,328	$22,647	$3,687,975

	Six months ended June 30, 2019
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2019	145,936,613	$145,937	$78,380	$(1,115,078)	$4,341,212	$3,450,451	$21,540	$3,471,991
Net income	—	—	—	—	384,680	384,680	—	384,680
Other comprehensive loss, net of tax (1)	—	—	—	42,425	—	42,425	—	42,425
Cash dividends declared, $1.5250 per share	—	—	—	—	(222,735)	(222,735)	—	(222,735)
Share-based awards exercised, including tax benefit of $3,986	141,756	141	(7,512)	—	—	(7,371)	—	(7,371)
Share-based compensation	—	—	13,081	—	—	13,081	—	13,081
Cumulative effect from adoption of ASU 2018-02 (2)	—	—	—	(122,526)	122,526	—	—	—
Cumulative effect from adoption of ASU 2016-02, net of tax (2)	—	—	—	—	4,797	4,797	—	4,797
Noncontrolling interest activities	—	—	—	—	—	—	1,107	1,107
June 30, 2019	146,078,369	$146,078	$83,949	$(1,195,179)	$4,630,480	$3,665,328	$22,647	$3,687,975

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

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three months ended June 30, 2018
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
April 1, 2018	146,737,803	$146,738	$67,550	$(819,258)	$4,115,049	$3,510,079	$51,302	$3,561,381
Net income	—	—	—	—	226,972	226,972	—	226,972
Other comprehensive loss, net of tax	—	—	—	(124,093)	—	(124,093)	—	(124,093)
Cash dividends declared, $0.7200 per share	—	—	—	—	(105,662)	(105,662)	—	(105,662)
Share-based awards exercised, including tax benefit of $82	14,929	15	(688)	—	—	(673)	—	(673)
Share-based compensation	—	—	5,349	—	—	5,349	—	5,349
Noncontrolling interest activities	—	—	—	—	—	—	(947)	(947)
June 30, 2018	146,752,732	$146,753	$72,211	$(943,351)	$4,236,359	$3,511,972	$50,355	$3,562,327

	Six months ended June 30, 2018
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2018	146,652,615	$146,653	$68,126	$(852,592)	$4,049,965	$3,412,152	$52,004	$3,464,156
Net income	—	—	—	—	403,548	403,548	—	403,548
Other comprehensive loss, net of tax	—	—	—	(90,759)	—	(90,759)	—	(90,759)
Cash dividends declared, $1.4400 per share	—	—	—	—	(211,311)	(211,311)	—	(211,311)
Share-based awards exercised, including tax benefit of $2,599	100,117	100	(4,950)	—	—	(4,850)	—	(4,850)
Share-based compensation	—	—	9,035	—	—	9,035	—	9,035
Cumulative effect from adoption of ASU 2014-09, net of tax	—	—	—	—	(5,843)	(5,843)	—	(5,843)
Noncontrolling interest activities	—	—	—	—	—	—	(1,649)	(1,649)
June 30, 2018	146,752,732	$146,753	$72,211	$(943,351)	$4,236,359	$3,511,972	$50,355	$3,562,327

See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2019	2018
Operating activities:
Net income	$384,680	$403,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,131	116,814
Share-based compensation	13,081	9,035
Excess tax benefits from share-based compensation	(3,986)	(2,599)
Realized currency losses on divestiture	27,037	—
Changes in operating assets and liabilities	(247,568)	(71,723)
Net cash provided by operating activities	301,375	455,075
Investing activities:
Purchases of property, plant and equipment	(106,712)	(65,146)
Acquisitions of businesses and other investing activities	(357,286)	(82,545)
Net cash used in investing activities	(463,998)	(147,691)
Financing activities:
Proceeds from debt	2,973,236	2,320,906
Payments on debt	(2,359,975)	(2,367,284)
Share-based awards exercised	(7,371)	(4,851)
Dividends paid	(216,724)	(204,649)
Net cash provided by (used in) financing activities	389,166	(255,878)
Effect of exchange rate changes on cash and cash equivalents	2,461	(11,264)
Net increase in cash and cash equivalents	229,004	40,242
Cash and cash equivalents at beginning of period	333,547	314,899
Cash and cash equivalents at end of period	$562,551	$355,141
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
The preparation of interim financial statements requires management to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements. Specifically, the Company makes estimates and assumptions in its interim condensed consolidated financial statements for inventory adjustments, the accrual of bad debts, customer sales returns, and volume incentives earned, among others. Inventory adjustments (including adjustments for a majority of inventories that are valued under the last-in, first-out (“LIFO”) method) are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment and LIFO valuation. Reserves for bad debts and customer sales returns are estimated and accrued on an interim basis based upon historical experience. Volume incentives are estimated based upon cumulative and projected purchasing levels. The estimates and assumptions for interim reporting may change upon final determination at year-end, and such changes may be significant.
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the condensed consolidated financial statements covered by this quarterly report were issued.
2. Segment Information
The following table presents a summary of the Company's reportable segment financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales:
Automotive	$2,774,808	$2,736,201	$5,397,153	$5,300,460
Industrial	1,681,721	1,602,665	3,317,144	3,150,609
Business products	477,731	483,199	956,796	957,290
Total net sales	$4,934,260	$4,822,065	$9,671,093	$9,408,359
Operating profit:
Automotive	$228,385	$243,611	$407,613	$428,317
Industrial	136,334	125,191	257,362	237,382
Business products	20,896	21,422	42,116	43,023
Total operating profit	385,615	390,224	707,091	708,722
Interest expense, net	(22,514)	(25,525)	(45,543)	(48,832)
Intangible asset amortization	(23,917)	(21,806)	(46,501)	(43,209)
Corporate expense (1)	(37,055)	(42,622)	(101,406)	(87,091)
Income before income taxes	$302,129	$300,271	$513,641	$529,590

(1)
Includes $4,108 and $38,222 of expenses for the three and six months ended June 30, 2019, respectively, from realized currency losses and transaction and other costs. The realized currency losses of $27,037 for the six months ended June 30, 2019 resulted from the March 7, 2019 sale of Grupo Auto Todo. Refer to the acquisitions and divestitures footnote for more information.

Includes $9,105 and $22,114  for the three and six months ended June 30, 2018, respectively, in certain transaction and other costs related to the acquisition of Alliance Automotive Group ("AAG") and the attempted Business Products Group spin-off (the attempted spin-off was subsequently terminated in September 2018).

Net sales are disaggregated by geographical region for each of the Company’s reportable segments, as the Company deems this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
North America:
Automotive	$1,963,583	$1,944,980	$3,777,368	$3,727,294
Industrial	1,681,721	1,602,665	3,317,144	3,150,609
Business products	477,731	483,199	956,796	957,290
Total North America	$4,123,035	$4,030,844	$8,051,308	$7,835,193
Australasia – Automotive	286,717	302,799	571,270	604,803
Europe – Automotive	524,508	488,422	1,048,515	968,363
Total net sales	$4,934,260	$4,822,065	$9,671,093	$9,408,359

3. Accumulated Other Comprehensive Loss
The following tables present the changes in accumulated other comprehensive loss by component for the six months ended June 30:

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post-Retirement Benefits	Cash Flow and Net Investment Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2019	$(626,322)	$10,726	$(499,482)	$(1,115,078)
Other comprehensive income before reclassifications, net of tax	—	(835)	10,944	10,109
Amounts reclassified from accumulated other comprehensive loss, net of tax (1)	9,665	(4,386)	27,037	32,316
Other comprehensive income, net of income taxes	9,665	(5,221)	37,981	42,425
Cumulative effect from adoption of ASU 2018-02	(122,526)	—	—	(122,526)
Ending balance, June 30, 2019	$(739,183)	$5,505	$(461,501)	$(1,195,179)

(1)
Realized currency losses of $27,037 were reclassified out of foreign currency translation into earnings in connection with the March 7, 2019 sale of Grupo Auto Todo. Refer to the acquisitions and divestitures footnote for further details.

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post-Retirement Benefits	Cash Flow and Net Investment Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2018	$(568,957)	$(17,388)	$(266,247)	$(852,592)
Other comprehensive loss before reclassifications, net of tax	—	16,045	(121,113)	(105,068)
Amounts reclassified from accumulated other comprehensive loss, net of tax	14,309	—	—	14,309
Other comprehensive loss, net of income taxes	14,309	16,045	(121,113)	(90,759)
Ending balance, June 30, 2018	$(554,648)	$(1,343)	$(387,360)	$(943,351)

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
4. Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs and any not listed below were assessed and determined to be not applicable or are expected to have a minimal impact on the Company's condensed consolidated financial statements.
Leases (Topic 842)
In February 2016, the FASB issued ASU 2016-02, Leases, which, among other things, requires an entity to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, including operating leases. Expanded disclosures with additional qualitative and quantitative information are also required. ASU 2016-02 and its amendments were effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption was permitted.  The ASU's transition provisions could be applied under a modified retrospective approach to each prior reporting period presented in the financial statements or only at the beginning of the period of adoption (i.e., on the effective date).
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
The Company's adoption of the standard resulted in a cumulative-effect adjustment to retained earnings of $4,797, net of taxes, as of January 1, 2019. The standard did not materially impact the Company's consolidated net income or liquidity. The standard did not have an impact on debt-covenant compliance under the Company's current debt agreements.
Income Statement - Reporting Comprehensive Income (Topic 220)
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU permits a company to make a one-time election to reclassify stranded tax effects caused by the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The ASU also requires companies to disclose their accounting policies for releasing income tax effects from accumulated other comprehensive income. ASU 2018-02 was effective for periods beginning after December 15, 2018, with an election to adopt early. The Company adopted ASU 2018-02 as of January 1, 2019 and recognized an adjustment to increase retained earnings and to adjust accumulated other comprehensive loss by approximately $122,526.
Financial Instruments - Credit Losses (Topic 220)

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. Among other things, the ASU and its amendments replace the incurred loss impairment model for receivables and certain other financial instruments with a current expected credit loss model. The new model measures impairment based on expected credit losses over the remaining contractual life of an asset, considering available information about the collectability of cash flows, past events, current conditions, and reasonable and supportable forecasts. Additional quantitative and qualitative disclosures are required. ASU 2016-13 is effective for periods beginning after December 15, 2019, with an option to adopt early. The Company plans to adopt the ASU and its amendments on January 1, 2020, and any changes to allowances for credit losses caused by the adoption will be made through a cumulative effect adjustment to retained earnings as of that date. The Company is currently evaluating the impact of ASU 2016-13 and its amendments on the Company's consolidated financial statements.

Compensation - Retirement Benefits (Topic 715)
In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans. The updated accounting guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing, adding and clarifying certain disclosures. These provisions must be applied retrospectively. ASU 2018-14 is effective for periods beginning after December 15, 2020, with an option to adopt early. The adoption of ASU

2018-14 is not expected to have a significant impact on the Company’s financial position, results of operations or disclosures. The Company does not plan to early adopt the standard.
5. Employee Benefit Plans
Net periodic benefit income from the Company's pension plans included the following components for the three months ended June 30:

	Pension Benefits
	2019	2018
Service cost	$2,379	$2,612
Interest cost	24,335	22,071
Expected return on plan assets	(38,507)	(38,516)
Amortization of prior service credit	(17)	(37)
Amortization of actuarial loss	7,746	9,935
Net periodic benefit income	$(4,064)	$(3,935)

Net periodic benefit income from the Company's pension plans included the following components for the six months ended June 30:

	Pension Benefits
	2019	2018
Service cost	$4,769	$5,266
Interest cost	48,683	44,184
Expected return on plan assets	(77,034)	(77,104)
Amortization of prior service credit	(34)	(74)
Amortization of actuarial loss	15,495	19,894
Net periodic benefit income	$(8,121)	$(7,834)

Service cost is recorded in selling, administrative and other expenses in the condensed consolidated statements of income and comprehensive income while all other components are recorded within other non-operating expenses (income). Pension benefits also include amounts related to supplemental retirement plans.
6. Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores and businesses (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantees. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded that the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At June 30, 2019, the Company was in compliance with all such covenants.
As of June 30, 2019, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $841,319. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with these guarantees, the Company would obtain and liquidate certain collateral pledged by the independents or affiliates (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantees. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

As of June 30, 2019, the Company has recognized certain assets and liabilities amounting to $84,000 each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets.
7. Fair Value of Financial Instruments
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit and term loan approximate their respective fair values based on the short-term nature of these instruments. As of June 30, 2019, the carrying amount, net of debt issuance costs, and the fair value of fixed rate debt were approximately $1,961,850 and $2,038,652, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. The carrying amount, net of debt issuance costs, of fixed rate debt of $1,961,850 is included in long-term debt in the condensed consolidated balance sheets.
8. Credit Facilities
On May 31, 2019, the Company entered into a private placement agreement of €250,000 long-term fixed rate debt. The €250,000 of long-term fixed rate debt includes €50,000, 1.55% Series A Guaranteed Senior Note maturing on May 31, 2029, €100,000, 1.74% Series B Guaranteed Senior Note maturing on May 31, 2031 and €100,000, 1.95% Series C Guaranteed Senior Note maturing on May 31, 2034.
On June 30, 2019, the Company entered into a private placement agreement of Australian dollar ("A$") denominated long-term fixed rate debt of A$310,000. The A$310,000 of long-term fixed rate debt includes A$155,000, 3.10% Series A Guaranteed Senior Note maturing on June 30, 2024 and A$155,000, 3.43% Series B Guaranteed Senior Note maturing on June 30, 2026.
All borrowings require the Company to comply with a financial covenant with respect to a maximum debt to EBITDA ratio. At June 30, 2019, the Company was in compliance with all such covenants. For information on the Company's other credit facilities please see the Company's 2018 Annual Report on Form 10-K.
9. Derivatives and Hedging
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
Cash Flow Hedges
In July 2018 and February 2019, the Company entered into interest rate swaps to mitigate variability in forecasted interest payments on $500,000 and $300,000, respectively, of the Company’s U.S. dollar-denominated unsecured variable rate debt. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swaps as qualifying hedging instruments and accounts for these derivatives as cash flow hedges. The fair values of the interest rate cash flow hedges were not material as of June 30, 2019. Gains or losses related to the interest rate cash flow hedges were not material during the three and six months ended June 30, 2019.

Hedges of Net Investments in Foreign Operations
In July 2018, concurrent with the cash flow hedge described above, the Company entered into a cross-currency interest rate swap agreement to effectively convert $500,000 of the U.S. dollar-denominated unsecured variable rate debt to fixed-rate Euro-denominated debt. In February 2019, the Company terminated the cross-currency interest rate swap agreement and entered into a forward contract to effectively convert $800,000 of the U.S. dollar-denominated unsecured debt to Euro-denominated debt. No gains or losses were recognized at termination. The risk management objective of these transactions is to manage foreign currency risk relating to a European subsidiary and reduce the variability in the functional currency equivalent cash flows of the unsecured variable rate debt. The Company designated the instruments as qualifying hedging instruments and accounts for these derivatives as a hedge of the foreign currency exchange rate exposure of an equal amount of the Company's Euro-denominated net investment in a European subsidiary. The fair value of the forward currency hedge was not material as of June 30, 2019. Gains or losses related to the cross-currency interest rate swap and the forward contract were not material during the three and six months ended June 30, 2019.
As of June 30, 2019, the Company also had designated €700,000 of the face value of Euro-denominated debt, a non-derivative financial instrument, as a hedge of the foreign currency exchange rate exposure of an equal amount to the Company's Euro-denominated net investment in a European subsidiary. As of June 30, 2019, the Euro-denominated debt had a total carrying amount of $795,900, which is included in long-term debt in the Company’s condensed consolidated balance sheets. For the three months ended June 30, 2019, the Company recorded a loss, net of tax, of approximately $7,716, and for the six months ended June 30, 2019, the Company recorded a gain, net of tax, of approximately $3,730. For the three and six months ended June 30, 2018, the Company recorded a gain, net of tax, of approximately $32,755 and $16,045, respectively. These amounts are recorded in the cash flow and net investment hedges section of accumulated other comprehensive loss in the Company’s condensed consolidated statements of income and comprehensive income.
The Company did not reclassify any gains or losses related to net investment hedges from accumulated other comprehensive loss into earnings during the three or six months ended June 30, 2019. Amounts would only be reclassified into earnings if the European subsidiary were liquidated, or otherwise disposed.
10. Leased Properties
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
The table below presents the operating lease assets and liabilities recognized on the condensed consolidated balance sheets as of June 30, 2019:

	Balance Sheet Line Item	June 30, 2019
Operating lease assets	Operating lease assets	$961,975

Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	$223,370
Noncurrent operating lease liabilities	Operating lease liabilities	724,682
Total operating lease liabilities		$948,052

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

The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2019 are:

Weighted average remaining lease term (in years)	5.47
Weighted average discount rate	3.49%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed consolidated balance sheets as of June 30, 2019:

July 1, 2019 through December 31, 2019	$144,705
2020	263,440
2021	200,553
2022	147,423
2023	101,241
Thereafter	219,101
Total undiscounted future minimum lease payments	1,076,463
Less: Difference between undiscounted lease payments and discounted operating lease liabilities	128,411
Total operating lease liabilities	$948,052

Operating lease payments include $22,200 related to options to extend lease terms that are reasonably certain of being exercised.
Operating lease costs were $76,899 and $157,386 for the three and six months ended June 30, 2019, respectively. Operating lease costs are included within selling, administrative and other expenses on the condensed consolidated statements of income and comprehensive income. Short-term lease costs, variable lease costs and sublease income were not material for the periods presented.
Cash paid for amounts included in the measurement of operating lease liabilities were $150,882 for the six months ended June 30, 2019, and this amount is included in operating activities in the condensed consolidated statements of cash flows. Operating lease assets obtained in exchange for new operating lease liabilities were $113,771 for the six months ended June 30, 2019.
11. Legal Matters
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
12. Acquisitions and Divestitures
Acquisitions
The Company acquired several businesses for approximately $378,744, net of cash acquired, during the six months ended June 30, 2019. These included Hennig Fahrzeugteile Group, Parts Point Group and several bolt-on acquisitions in the Automotive Parts Group and Axis New England and Axis New York in the Industrial Parts Group.
The Company has recognized the preliminary, estimated fair values of the assets acquired and liabilities assumed at the acquisition dates for these businesses. Additional adjustments may be made to the acquisition accounting during the measurement period primarily related to intangible asset revaluations, tax accounting and leases.
As a subsequent event, in July 2019, the Company acquired several businesses including the remaining 65% equity investment in Inenco Group ("Inenco"). Inenco is one of Australasia's leading industrial distributors of key product categories such as bearings, power transmission and seals and it generates estimated annual revenues of approximately $400 million. Inenco is a part of the Industrial Parts Group.
Divestitures
Grupo Auto Todo
On March 7, 2019, the Company sold all of the equity of Grupo Auto Todo, a Mexican subsidiary within the Automotive Parts Group. Grupo Auto Todo contributed approximately $93,000 of revenues for the year ended December 31, 2018. The Company incurred realized currency losses of $27,037 from this transaction during the six months ended June 30, 2019. The realized currency losses are included in the line item "other" within non-operating expenses (income) on the condensed consolidated statements of income and comprehensive income.
13. Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentations.
14. Earnings Per Share
As more fully discussed in the share-based compensation footnote of the Company’s notes to the consolidated financial statements in its 2018 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. Options to purchase approximately 247 and 135 shares of common stock were outstanding but excluded from the computations of diluted earnings per share for the three and six month periods ended June 30, 2019, respectively, as compared to approximately 2,098 and 1,445 for the three and six month periods ended June 30, 2018, respectively. These options were excluded from the computations of diluted net income per common share because the options’ exercise prices were greater than the average market price of the common stock.

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
The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, the Company’s ability to successfully integrate acquired companies into the Company, including the challenges associated with the integration of processes to ensure the adequacy of our internal controls in regard to the Alliance Automotive Group business, and to realize the anticipated synergies and benefits; changes in the European aftermarket; the Company’s ability to successfully implement its business initiatives in each of its three business segments; slowing demand for the Company’s products; changes in national and international legislation or government regulations or policies, including new import tariffs and the unpredictability of additional tariffs and data security policies and requirements; changes in general economic conditions, including unemployment, inflation (including the impact of potential tariffs) or deflation and the United Kingdom’s referendum to exit from the European Union, commonly known as Brexit; changes in tax policies; volatile exchange rates; volatility in oil prices; significant cost increases, such as rising fuel and freight expenses; labor shortages; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; the ability to maintain favorable vendor arrangements and relationships; disruptions in our vendors’ operations, including the impact of tariffs and trade considerations on their operations and output, as required to meet product demand; failure or weakness in our disclosure controls and procedures and internal controls over financial reporting; the uncertainties and costs of litigation; disruptions caused by a failure or breach of the Company’s information systems, as well as other risks and uncertainties discussed in the Company’s Annual Report on Form 10-K for 2018 and from time to time in the Company’s subsequent filings with the SEC.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-K, 10-Q, 8-K and other reports to the SEC.
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial parts and business products. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the six months ended June 30, 2019, business was conducted throughout the United States, Canada, Mexico, Australia, New Zealand, the U.K., France, Germany, Poland, the Netherlands, Belgium, and Puerto Rico from more than 3,100 locations.
Sales for the three months ended June 30, 2019 were $4.9 billion, a 2.3% increase as compared to $4.8 billion in the same period of the prior year. For the three months ended June 30, 2019, the Company recorded consolidated net income of $224.4 million, a decrease of 1.1% as compared to consolidated net income of $227.0 million in the same three month period of the prior year. On a per share diluted basis, net income was $1.53 for the three months ended June 30, 2019, a decrease of 0.6% as compared to $1.54 for the same three month period of 2018. For the six months ended June 30, 2019, sales were $9.7 billion, a 2.8% increase as compared to $9.4 billion in the same period of the prior year. For the six months ended June 30, 2019, the Company recorded consolidated net income of $384.7 million compared to consolidated net income of $403.5 million in the same six month period of the prior year, a decrease of 4.7%. On a per share diluted basis, net income was $2.62, a decrease of 4.4% as compared to $2.74 in the same six month period of 2018.
During the three and six months ended June 30, 2019, the Company incurred pre-tax expenses of $4.1 million and $38.2 million, respectively, from realized currency losses and transaction and other costs primarily related to the Company's acquisition activity and the March 7, 2019 sale of Grupo Auto Todo, a Mexican subsidiary in the Automotive Parts Group. This business contributed approximately $93.0 million of revenues for the year ended December 31, 2018. The three and six months ended June 30, 2018 include $9.1 million and $22.1 million in transaction and other costs primarily related to the AAG acquisition and the attempted spin-off of the Business Products Group.
Before the impact of transaction and other costs, the Company's adjusted net income was $230.3 million, a decrease of 1.4% as compared to adjusted net income of $233.6 million in the same three month period of the prior year. Adjusted net income is a non-GAAP measure (see table below for reconciliation to GAAP net income). On a per share basis, adjusted net income was $1.57 for the three months ended June 30, 2019, a decrease of 1.3% as compared to $1.59 for the same three month period of 2018. Adjusted net income for the six months ended June 30, 2019, which also excludes the impact of realized currency losses, was $417.5 million, a decrease of 0.6% for the same six month period of 2018. On a per share diluted basis, adjusted net income was $2.85 for the six months ended June 30, 2019, which was flat compared to the same six month period of the prior year.
The Company remains committed to its key growth initiatives, which include: driving greater share of spend with existing customers; employing an aggressive but disciplined acquisition strategy focused on both geographical in-fill and product line adjacencies; expanding the Company's digital capabilities; and the further expansion of our U.S. and international footprint.
We continue to execute on these initiatives, and also focus on our plans and strategic initiatives to enhance our gross margins, reduce costs and build a highly productive, sustainable and cost-effective structure. We expect our focus in these key areas to improve the Company's operating performance over the long-term.
Sales
Sales for the three months ended June 30, 2019 were $4.9 billion, a 2.3% increase as compared to $4.8 billion in the same period of the prior year. Approximately 1.6% of the revenue increase for the three months ended June 30, 2019 represents the growth in comparable sales, while 2.7% came from acquisitions. These items were partially offset by a 1.5% negative currency impact. In addition, sales were negatively impacted by 0.5% due to the sale of Grupo Auto Todo. For the six months ended June 30, 2019 sales were $9.7 billion, a 2.8% increase as compared to $9.4 billion in the same period of the prior year. This reflects an approximate 2.4% increase in comparable sales, a 2.4% contribution from acquisitions and a 1.7% unfavorable currency impact, as compared to the same six month period in 2018. In addition, automotive sales were negatively impacted by 0.3% due to the sale of Grupo Auto Todo.
Sales for the Automotive Parts Group increased 1.4% for the three months ended June 30, 2019, as compared to the same period in the prior year. This group’s revenue increase for the three months ended June 30, 2019 consisted of an approximate 1.3% increase in comparable sales and a 3.5% benefit from acquisitions. These items were partially offset by an unfavorable foreign currency impact of approximately 2.5% and a 0.9% impact from the sale of Grupo Auto Todo. This group’s 1.8% revenue increase for the six months ended June 30, 2019 consisted of an approximate 2.2% increase in comparable sales and a 3.2% benefit from acquisitions. These items were partially offset by an unfavorable foreign currency impact of approximately 2.9% and a 0.7% negative impact from the sale of Grupo Auto Todo. We anticipate that the Company’s initiatives to drive both organic and acquisitive growth will positively benefit the Automotive Parts Group in the quarters ahead.
Sales for the Industrial Parts Group increased 4.9% for the three months ended June 30, 2019, as compared to the same period in 2018. The increase in this group’s revenues reflects an approximate 3.1% increase in comparable sales, a 2.1% benefit from acquisitions and a slightly unfavorable foreign currency impact. This group's 5.3% sales increase for the six months ended June 30, 2019 reflects a 3.6% increase in comparable sales, a 2.0% increase from acquisitions and a slightly unfavorable foreign currency impact. The Industrial Parts Group has initiatives in place to drive continued market share expansion through both organic and acquisitive sales growth in the quarters ahead. We believe these ongoing initiatives, combined with steady economic and industry-specific factors, bode well for Industrial Parts Group's long-term growth prospects.
Sales for the Business Products Group decreased 1.1% for the three months ended June 30, 2019, compared to the same three month period in 2018, primarily due to a decrease in comparable sales. For the six months ended June 30, 2019, this group's revenues were essentially flat compared to the same six month period in 2018. We will remain focused on our core growth initiatives for this business, including the further enhancement of our Facilities, Breakroom and Safety Products offering.
Cost of Goods Sold and Operating Expenses
Cost of goods sold for the three months ended June 30, 2019 was $3.34 billion, a 1.1% increase from $3.30 billion for the same period in 2018. As a percentage of net sales, cost of goods sold was 67.6% for the three months ended June 30, 2019, as compared to 68.4% in the same three month period of 2018. Cost of goods sold for the six months ended June 30, 2019 was $6.6 billion, a 1.8% increase from $6.5 billion for the same period in 2018. As a percentage of net sales, cost of goods sold was 67.9% for the six months ended June 30, 2019, as compared to 68.6% in the same six month period of 2018. The increase in cost of goods sold for the three and six months ended June 30, 2019 primarily relates to the sales increase for these periods as compared to the same three and six month periods of the prior year. The increase for these periods was partially offset by lower cost of goods sold in the Automotive Parts Group and Industrial Parts Group due to favorable global supplier negotiations, more flexible and sophisticated pricing strategies, a shift in product mix to products that carry a higher gross margin and higher supplier incentives due to improved volumes for these segments. The Company’s cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers, retail stores and branches, as well as vendor volume incentives and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor volume incentives or pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures, (iv) physical inventory and LIFO adjustments, (v) changes in foreign currency exchange rates, and (vi) the impact of tariffs. Tariffs did not have a material impact in the periods presented.
Total operating expenses increased to $1.3 billion for the three months ended June 30, 2019 as compared to $1.2 billion for the same three month period in 2018. As a percentage of net sales, operating expenses increased to 26.1% as compared to 25.1% in the same three month period of the previous year. For the six months ended June 30, 2019, these expenses totaled $2.6 billion, or 26.4% as a percentage of net sales, compared to $2.4 billion, or 25.6% as a percentage of net sales for the same six month period in the prior year.
The increase in operating expenses as a percentage of net sales for the three and six months ended June 30, 2019 reflects the effect of rising costs in areas such as payroll, freight, IT and cyber-security. In addition, the Company’s ability to leverage its expenses was negatively impacted due to lower comparable sales in certain markets relative to the prior year. The Company's ongoing cost control initiatives partially offset these increases in operating expenses.
The Company’s operating expenses are substantially comprised of compensation and benefit-related costs for personnel. Other major expense categories include facility occupancy costs for headquarters, distribution centers and retail store/branch operations, insurance costs, accounting, legal and professional services, technology and digital costs, transportation and delivery costs, travel and advertising. Management’s ongoing cost control measures in these areas have served to improve the Company’s overall cost structure. The Company's recent acquisitions have lower costs of goods sold and higher levels of operating costs as compared to the Company's other businesses; however, the operating profit margins generally remain consistent.The Company continues to focus on effectively managing the costs in our businesses with ongoing investments in technology, productivity and supply chain initiatives primarily associated with freight, digital, pricing, data analytics and logistics-related functions.
Operating Profit
Operating profit decreased to $385.6 million for the three months ended June 30, 2019, compared to $390.2 million for the same three month period of the prior year, a decrease of 1.2%. As a percentage of net sales, operating profit was 7.8% as compared to 8.1% in the same three month period of 2018. For the six months ended June 30, 2019, operating profit decreased to $707.1 million compared to $708.7 million for the same six month period of the prior year, and as a percentage of net sales, operating profit was 7.3% as compared to 7.5% in the same six month period of 2018. The decrease in operating profit as a percent of sales for the three and six months ended June 30, 2019 is primarily due to the increase in operating expenses due to the effect of rising costs in areas such as payroll, freight, IT and cyber-security. In addition, the Company’s ability to leverage its expenses was negatively impacted due to lower comparable sales in certain markets relative to the prior year. These increases were partially offset by the improvement in gross margin for the second quarter of 2019 as compared to the same period in 2018.
The Automotive Parts Group’s operating profit decreased 6.3% in the three months ended June 30, 2019 as compared to the same period of 2018, and its operating profit margin was 8.2% as compared to 8.9% in the same period of the previous year. For the six months ended June 30, 2019, the Automotive Parts Group's operating profit decreased approximately 4.8% and the operating profit margin was 7.6% as compared to 8.1% in the same six month period of 2018. The decrease in operating profit as a percent of sales for the three and six months ended June 30, 2019 is primarily due to the impact of rising costs and the deleveraging of expenses in the European automotive business. These decreases were partially offset by the improvement in gross margin for these periods as compared to the same periods of the previous year.
The Industrial Parts Group’s operating profit increased 8.9% in the three months ended June 30, 2019 as compared to the same three month period of 2018, and the operating profit margin for this group was 8.1% compared to 7.8% for the same period of the previous year. Operating profit for the Industrial Parts Group increased by 8.4% for the six months ended June 30, 2019, compared to the same period in 2018, and the operating profit margin was 7.8% compared to 7.5% for the same six month period in 2018. The improved operating profit reflects the positive impact of strong sales growth, improved gross margins and the leveraging of expenses in the three and six months ended June 30, 2019 as compared to the same periods in 2018, driven by a relatively steady industrial economy and the effective execution of Industrial's strategic growth initiatives.
The Business Products Group’s operating profit decreased 2.5% for the three months ended June 30, 2019, compared to the same three month period in 2018, and the operating profit margin for this group remained flat at 4.4%. For the six months ended June 30, 2019, the Business Products Group's operating profit decreased 2.1% compared to the same period in 2018, and the operating profit margin was 4.4% compared to 4.5% for the same period in 2018. The decrease in operating profit margin for the six months ended June 30, 2019 is primarily due to the unfavorable shift in customer and product mix.

If there are sustained declines in macroeconomic or business conditions in future periods affecting the projected earnings and cash flows at our reporting units, among other things, there can be no assurance that goodwill at one or more reporting units may not be impaired. Nonetheless, as of June 30, 2019, we believe goodwill is recoverable for all our reporting units.
Income Taxes
The Company's effective income tax rate was 25.7% for the three months ended June 30, 2019, compared to 24.4% for the same three month period in 2018. The effective income tax rate was 25.1% for the six months ended June 30, 2019, compared to 23.8% for the same period in 2018. The rate increase is primarily due to differences in income tax rates associated with transaction and statute-related adjustments recorded in the comparable periods.
Net Income
For the three months ended June 30, 2019, the Company recorded consolidated net income of $224.4 million, a decrease of 1.1% as compared to consolidated net income of $227.0 million in the same three month period of the prior year. On a per share diluted basis, net income was $1.53, a decrease of 0.6% as compared to $1.54 for the same three month period of 2018. For the six months ended June 30, 2019, the Company recorded consolidated net income of $384.7 million, a decrease of 4.7% as compared to consolidated net income of $403.5 million in the same six month period of the prior year. On a per share diluted basis, net income was $2.62, a decrease of 4.4% as compared to $2.74 in the same six month period of 2018.
During the three and six months ended June 30, 2019, the Company incurred expenses of $4.1 million and $38.2 million, respectively, from realized currency losses and transaction and other costs, before taxes. The realized currency losses and transaction and other costs primarily resulted from acquisition activity and the March 7, 2019 sale of Grupo Auto Todo, a Mexican subsidiary in the Automotive Parts Group that contributed approximately $93.0 million of revenues for the year ended December 31, 2018. The three and six months ended June 30, 2018 included $9.1 million and $22.1 million, respectively, in transaction and other costs primarily related to the AAG acquisition and the attempted spin-off of the Business Products Group.
Before the impact of realized currency losses and transaction and other costs, the Company's adjusted net income was $230.3 million, a decrease of 1.4% as compared to adjusted net income of $233.6 million in the same three month period of the prior year. Adjusted net income is a non-GAAP measure (see table below for reconciliation to GAAP net income). On a per share basis, adjusted net income was $1.57 for the three months ended June 30, 2019, a decrease of 1.3% as compared to $1.59 for the same three month period of 2018. Before the transaction and other costs discussed above recorded in the six months ended June 30, 2019, adjusted net income was $417.5 million, a decrease of 0.6% for the same six month period of 2018. On a per share diluted basis, adjusted net income was $2.85 for the six months ended June 30, 2019, which was flat compared to the same six month period of the prior year.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
GAAP net income	$224,430	$226,972	$384,680	$403,548
Diluted net income per common share	$1.53	$1.54	$2.62	$2.74

Adjustments:
Realized currency losses	$—	$—	$27,037	$—
Transaction and other costs	4,108	9,105	11,185	22,114
Tax impact of adjustments	1,727	(2,524)	(5,423)	(5,650)
Adjusted net income	$230,265	$233,553	$417,479	$420,012
Adjusted diluted net income per common share	$1.57	$1.59	$2.85	$2.85
Financial Condition
The Company’s cash balance of $562.6 million at June 30, 2019 increased $229.0 million, or 68.7%, from December 31, 2018. For the six months ended June 30, 2019, the Company had net cash provided by operating activities of $301.4 million, net cash used in investing activities of $464.0 million and net cash provided by financing activities of $389.2 million. The investing activities consisted primarily of $357.3 million for acquisitions and other investing activities and $106.7 million for investments in the Company via capital expenditures. The financing activities consisted primarily of $216.7 million for dividends paid to the Company’s shareholders, as well as $613.3 million net proceeds from debt that is primarily being used to fund acquisitions.
Accounts receivable increased $343.2 million, or 13.8%, from December 31, 2018, which is primarily due to acquisitions of businesses and higher sales volume in the six months ended June 30, 2019 as compared to the fourth quarter of 2018. Inventory increased $141.4 million, or 3.9%, and accounts payable increased $68.8 million, or 1.7% from December 31, 2018 due primarily to acquisitions of businesses. The Company’s debt is discussed below.
Liquidity and Capital Resources
Total debt of $3.9 billion at June 30, 2019 increased $739.2 million, or 23.5%, from December 31, 2018. The increase in debt primarily reflects additional borrowings associated with the Company's recent acquisitions. On May 31, 2019, the Company entered into a private placement agreement of €250,000 long-term fixed rate debt. The €250,000 of long-term fixed rate debt includes €50,000, 1.55% Series A Guaranteed Senior Note maturing on May 31, 2029, €100,000, 1.74% Series B Guaranteed Senior Note maturing on May 31, 2031 and €100,000, 1.95% Series C Guaranteed Senior Note maturing on May 31, 2034. On June 30, 2019, the Company entered into a private placement agreement of A$310,000 long-term fixed rate debt. The A$310,000 of long-term fixed rate debt includes A$155,000, 3.10% Series A Guaranteed Senior Note maturing on June 30, 2024 and A$155,000, 3.43% Series B Guaranteed Senior Note maturing on June 30, 2026.
At June 30, 2019, the Company's total average cost of debt was 2.5% and the Company remained in compliance with all covenants connected with its borrowings. The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including discretionary share repurchases, if any, for the foreseeable future.
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
Remediation efforts to address material weakness
As previously described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, the Company began implementing a remediation plan to address the material weakness mentioned above. Management will continue to enhance the risk assessment process and design and implementation of internal control over financial reporting at AAG. This includes initiation of compensating controls and enhanced and revised design of existing financial reporting controls, information technology applications and procedures at AAG. During the six months ended June 30, 2019, the Company continued testing those enhanced controls and procedures. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in internal control over financial reporting
During the six months ended June 30, 2019, the Company adopted ASU 2016-02 and centralized the Company's lease accounting system and processes effective January 1, 2019. This implementation resulted in a material change to the Company's internal control over financial reporting as of that date. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting for the fiscal year ending December 31, 2019.
Other than with respect to the remediation efforts described above and changes related to the adoption of ASU 2016-02, there have been no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the Company’s purchases of shares of the Company’s common stock during the three months ended June 30, 2019:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2019 through April 30, 2019	12,082	$108.39	—	16,420,143
May 1, 2019 through May 31, 2019	395	$102.02	—	16,420,143
June 1, 2019 through June 30, 2019	27,150	$102.74	—	16,420,143
Totals	39,627	$104.46	—	16,420,143

(1)
Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)
On November 17, 2008 and August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15.0 million shares and 15.0 million shares, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 1.4 million shares authorized in the 2008 plan and 15.0 million shares authorized in 2017 remain available to be repurchased by the Company. There were no other plans announced as of June 30, 2019.

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

Genuine Parts Company (Registrant)

Date: July 19, 2019	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)