Form 10-Q/A
period 2019-06-30
GENUINE PARTS CO
filed 2019-08-09
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Genuine Parts Company (the "Company") is filing this Amendment No. 1 (the "Amendment") on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, which was originally filed on July 19, 2019.

This Amendment is filed solely to clarify management's conclusion regarding the effectiveness of disclosure controls and procedures by replacing an inadvertent reference to "internal control over financial reporting" with "disclosure controls and procedures" in the first paragraph of "Item 4. Controls and Procedures." The remaining sections of Item 4 are unchanged. As a result, this Amendment contains only the Cover Page to this Form 10-Q/A, this Explanatory Note, the first two paragraphs of Item 4, the Exhibit Index, the Signature Page and the revised certifications in Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment, paragraph 3 of each of the Section 302 certifications has been omitted.

Except as described above, this Amendment does not alter or affect any other part or other information set forth in the original Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the filing of the original Form 10-Q or modify or update in any way disclosures made in the original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the original Form 10-Q and the Company’s other filings with the SEC. The filing of this Amendment is not an admission that the original Form 10-Q, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I – FINANCIAL INFORMATION
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that due to a previously reported material weakness, the Company’s disclosure controls and procedures were not effective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, AAG, the Company's European automotive subsidiary that generated approximately 10% of the Company's total net sales in 2018, did not adequately identify, design and maintain internal controls at the transaction level that mitigate the risk of material misstatement in financial reporting processes nor did it maintain appropriate information technology controls. Refer to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for more information.
There were no material errors in the financial results or balances identified as a result of the control deficiencies, and there were no restatements of prior period financial statements and no changes in previously released financial results were required as a result of these control deficiencies.

PART II – OTHER INFORMATION
Item 6. Exhibits
(a) The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description

Exhibit 31.1	Certification signed by Chief Executive Officer pursuant to SEC Rule 13a-14(a).
Exhibit 31.2	Certification signed by Chief Financial Officer pursuant to SEC Rule 13a-14(a).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: August 9, 2019	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

4