Form 10-K/A
GENUINE PARTS CO
filed 2019-08-09
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Genuine Parts Company (the "Company") is filing this Amendment No. 1 (the "Amendment") on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was originally filed on February 25, 2019.

This Amendment is filed solely to clarify management's conclusion regarding the effectiveness of disclosure controls and procedures by replacing an inadvertent reference to "internal control over financial reporting" with "disclosure controls and procedures" in "Item 9A. Controls and Procedures." See the first paragraph under the caption Management's conclusion regarding the effectiveness of disclosure controls and procedures. The remaining sections of Item 9A are unchanged. As a result, this Amendment contains only the Cover Page to this Form 10-K/A, this Explanatory Note, the subsection of Item 9A entitled Management's conclusion regarding the effectiveness of disclosure controls and procedures, the Exhibit Index, the Signature Page and the revised certifications in Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment, paragraph 3 of each of the Section 302 certifications has been omitted.

Except as described above, this Amendment does not alter or affect any other part or other information set forth in the original Form 10-K. This Amendment does not reflect events that may have occurred subsequent to the filing of the original Form 10-K or modify or update in any way disclosures made in the original Form 10-K. Accordingly, this Amendment should be read in conjunction with the original Form 10-K and the Company’s other filings with the SEC. The filing of this Amendment is not an admission that the original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II.

ITEM 9A.    CONTROLS AND PROCEDURES.
Management’s conclusion regarding the effectiveness of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that due to a material weakness in internal control over financial reporting, the Company’s disclosure controls and procedures were not effective as of December 31, 2018. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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
GENUINE PARTS COMPANY

/s/ Paul D. Donahue	8/9/2019	/s/ Carol B. Yancey	8/9/2019
Paul D. Donahue	(Date)	Carol B. Yancey	(Date)
Chairman and Chief Executive Officer		Executive Vice President and Chief Financial and Accounting Officer

5