Form 10-Q/A
period 2019-08-09
GENUINE PARTS CO
filed 2019-08-09
CIK 40987

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

EXPLANATORY NOTE

Genuine Parts Company (the "Company") is filing this Amendment No. 1 (the "Amendment") on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, which was originally filed on April 19, 2019.

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