Form 10-Q
period 2019-09-30
GENUINE PARTS CO
filed 2019-10-18
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 145,293,115 shares of common stock outstanding as of the September 30, 2019.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$451,275	$333,547
Trade accounts receivable, less allowance for doubtful accounts (2019 – $32,374; 2018 – $21,888)	2,739,971	2,493,636
Merchandise inventories, net	3,718,307	3,609,389
Prepaid expenses and other current assets	1,149,118	1,139,118
Total current assets	8,058,671	7,575,690
Goodwill	2,278,066	2,128,776
Other intangible assets, less accumulated amortization	1,523,656	1,411,642
Deferred tax assets	30,301	29,509
Property, plant and equipment, less accumulated depreciation (2019 – $1,341,995; 2018 – $1,208,694)	1,118,912	1,027,231
Operating lease assets	1,048,462	—
Other assets	455,122	510,192
Total assets	$14,513,190	$12,683,040

Liabilities and equity
Current liabilities:
Trade accounts payable	$4,195,869	$3,995,789
Current portion of debt	622,132	711,147
Dividends payable	110,784	105,369
Other current liabilities	1,444,028	1,088,428
Total current liabilities	6,372,813	5,900,733
Long-term debt	2,795,878	2,432,133
Operating lease liabilities	797,166	—
Pension and other post–retirement benefit liabilities	202,188	235,228
Deferred tax liabilities	236,064	196,843
Other long-term liabilities	444,344	446,112
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2019 – 145,293,115 shares; 2018 – 145,936,613 shares	145,293	145,937
Additional paid-in capital	90,560	78,380
Retained earnings	4,674,918	4,341,212
Accumulated other comprehensive loss	(1,268,580)	(1,115,078)
Total parent equity	3,642,191	3,450,451
Noncontrolling interests in subsidiaries	22,546	21,540
Total equity	3,664,737	3,471,991
Total liabilities and equity	$14,513,190	$12,683,040
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net sales	$5,015,023	$4,722,922	$14,686,116	$14,131,281
Cost of goods sold	3,390,597	3,238,687	9,954,941	9,689,653
Gross profit	1,624,426	1,484,235	4,731,175	4,441,628
Operating expenses:
Selling, administrative and other expenses	1,269,893	1,119,266	3,684,026	3,401,254
Depreciation and amortization	68,922	61,082	197,053	177,896
Provision for doubtful accounts	1,693	4,939	11,624	11,306
Total operating expenses	1,340,508	1,185,287	3,892,703	3,590,456
Non-operating (income) expenses:
Interest expense	26,485	25,084	73,664	75,669
Other	(47,100)	(17,871)	(53,366)	(45,822)
Total non-operating (income) expenses	(20,615)	7,213	20,298	29,847
Income before income taxes	304,533	291,735	818,174	821,325
Income taxes	77,046	71,508	206,007	197,550
Net income	$227,487	$220,227	$612,167	$623,775
Basic net income per common share	$1.56	$1.50	$4.20	$4.25
Diluted net income per common share	$1.56	$1.49	$4.18	$4.23
Dividends declared per common share	$.7625	$.7200	$2.2875	$2.1600
Weighted average common shares outstanding	145,572	146,763	145,875	146,746
Dilutive effect of stock options and non-vested restricted stock awards	617	690	654	574
Weighted average common shares outstanding – assuming dilution	146,189	147,453	146,529	147,320

Net income	$227,487	$220,227	$612,167	$623,775
Other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	(126,350)	(26,590)	(88,369)	(147,703)
Cash flow and net investment hedge adjustments, net of income taxes in 2019 — $16,988 and $15,057; 2018 — $278 and $6,213 respectively	45,925	752	40,704	16,797
Pension and postretirement benefit adjustments, net of income taxes in 2019 — $2,592 and $6,166; 2018 — $2,560 and $7,850 respectively	7,024	6,912	16,689	21,221
Other comprehensive loss, net of income taxes	(73,401)	(18,926)	(30,976)	(109,685)
Comprehensive income	$154,086	$201,301	$581,191	$514,090
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2019
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
July 1, 2019	146,078,369	$146,078	$83,949	$(1,195,179)	$4,630,480	$3,665,328	$22,647	$3,687,975
Net income	—	—	—	—	227,487	227,487	—	227,487
Other comprehensive loss, net of tax	—	—	—	(73,401)	—	(73,401)	—	(73,401)
Cash dividends declared, $0.7625 per share	—	—	—	—	(110,786)	(110,786)	—	(110,786)
Share-based awards exercised, including tax benefit of $68	2,953	4	(128)	—	—	(124)	—	(124)
Share-based compensation	—	—	6,739	—	—	6,739	—	6,739
Purchase of stock	(788,207)	(789)	—	—	(72,263)	(73,052)	—	(73,052)
Noncontrolling interest activities	—	—	—	—	—	—	(101)	(101)
September 30, 2019	145,293,115	$145,293	$90,560	$(1,268,580)	$4,674,918	$3,642,191	$22,546	$3,664,737

	Nine Months Ended September 30, 2019
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2019	145,936,613	$145,937	$78,380	$(1,115,078)	$4,341,212	$3,450,451	$21,540	$3,471,991
Net income	—	—	—	—	612,167	612,167	—	612,167
Other comprehensive loss, net of tax	—	—	—	(30,976)	—	(30,976)	—	(30,976)
Cash dividends declared, $2.2875 per share	—	—	—	—	(333,521)	(333,521)	—	(333,521)
Share-based awards exercised, including tax benefit of $4,054	144,709	145	(7,640)	—	—	(7,495)	—	(7,495)
Share-based compensation	—	—	19,820	—	—	19,820	—	19,820
Purchase of stock	(788,207)	(789)	—	—	(72,263)	(73,052)	—	(73,052)
Cumulative effect from adoption of ASU 2018-02 (1)	—	—	—	(122,526)	122,526	—	—	—
Cumulative effect from adoption of ASU 2016-02, net of tax (1)	—	—	—	—	4,797	4,797	—	4,797
Noncontrolling interest activities	—	—	—	—	—	—	1,006	1,006
September 30, 2019	145,293,115	$145,293	$90,560	$(1,268,580)	$4,674,918	$3,642,191	$22,546	$3,664,737

(1)
The Company adopted Accounting Standards Update ("ASU") 2016-02, Leases, and ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, during the first quarter of 2019. Refer to the recent accounting pronouncements footnote for further details.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2018
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
July 1, 2018	146,752,732	$146,753	$72,211	$(943,351)	$4,236,359	$3,511,972	$50,355	$3,562,327
Net income	—	—	—	—	220,227	220,227	—	220,227
Other comprehensive loss, net of tax	—	—	—	(18,926)	—	(18,926)	—	(18,926)
Cash dividends declared, $0.7200 per share	—	—	—	—	(105,673)	(105,673)	—	(105,673)
Share-based awards exercised, including tax benefit of $480	25,829	25	(1,035)	—	—	(1,010)	—	(1,010)
Share-based compensation	—	—	6,382	—	—	6,382	—	6,382
Purchase of stock	(19,288)	(19)	—	—	(1,899)	(1,918)	—	(1,918)
Noncontrolling interest activities	—	—	—	—	—	—	1,670	1,670
September 30, 2018	146,759,273	$146,759	$77,558	$(962,277)	$4,349,014	$3,611,054	$52,025	$3,663,079

	Nine Months Ended September 30, 2018
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2018	146,652,615	$146,653	$68,126	$(852,592)	$4,049,965	$3,412,152	$52,004	$3,464,156
Net income	—	—	—	—	623,775	623,775	—	623,775
Other comprehensive loss, net of tax	—	—	—	(109,685)	—	(109,685)	—	(109,685)
Cash dividends declared, $2.1600 per share	—	—	—	—	(316,984)	(316,984)	—	(316,984)
Share-based awards exercised, including tax benefit of $3,079	125,946	125	(5,985)	—	—	(5,860)	—	(5,860)
Share-based compensation	—	—	15,417	—	—	15,417	—	15,417
Purchase of stock	(19,288)	(19)	—	—	(1,899)	(1,918)	—	(1,918)
Cumulative effect from adoption of ASU 2014-09, net of tax	—	—	—	—	(5,843)	(5,843)	—	(5,843)
Noncontrolling interest activities	—	—	—	—	—	—	21	21
September 30, 2018	146,759,273	$146,759	$77,558	$(962,277)	$4,349,014	$3,611,054	$52,025	$3,663,079

See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Operating activities:
Net income	$612,167	$623,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197,053	177,896
Share-based compensation	19,820	15,417
Excess tax benefits from share-based compensation	(4,054)	(3,079)
Other non-operating activities	(22,329)	—
Changes in operating assets and liabilities	(57,445)	111,517
Net cash provided by operating activities	745,212	925,526
Investing activities:
Purchases of property, plant and equipment	(182,612)	(91,942)
Proceeds from divestitures of businesses	416,784	—
Acquisitions of businesses and other investing activities	(625,565)	(153,988)
Net cash used in investing activities	(391,393)	(245,930)
Financing activities:
Proceeds from debt	3,928,716	3,406,975
Payments on debt	(3,749,509)	(3,710,934)
Share-based awards exercised	(7,495)	(5,860)
Dividends paid	(328,106)	(310,310)
Purchases of stock	(73,052)	(1,918)
Net cash used in financing activities	(229,446)	(622,047)
Effect of exchange rate changes on cash and cash equivalents	(6,645)	(13,343)
Net increase in cash and cash equivalents	117,728	44,206
Cash and cash equivalents at beginning of period	333,547	314,899
Cash and cash equivalents at end of period	$451,275	$359,105
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
In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the condensed consolidated financial statements covered by this quarterly report were issued.
2. Segment Information
The following table presents a summary of the Company's reportable segment financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales:
Automotive	$2,790,607	$2,649,716	$8,187,760	$7,950,176
Industrial	1,732,831	1,577,329	5,049,975	4,727,938
Business products	491,585	495,877	1,448,381	1,453,167
Total net sales	$5,015,023	$4,722,922	$14,686,116	$14,131,281
Operating profit:
Automotive	$222,100	$226,742	$629,713	$655,059
Industrial	137,525	119,153	394,887	356,535
Business products	21,611	19,846	63,727	62,869
Total operating profit	381,236	365,741	1,088,327	1,074,463
Interest expense, net	(24,770)	(21,881)	(70,313)	(70,713)
Intangible asset amortization	(26,224)	(23,593)	(72,725)	(66,802)
Corporate expense (1)	(25,709)	(28,532)	(127,115)	(115,623)
Income before income taxes	$304,533	$291,735	$818,174	$821,325

(1)
Includes $12,413 of income and $25,809 of expense for the three and nine months ended September 30, 2019, respectively, in certain transaction and other costs related to acquisitions and dispositions. Also includes the realized currency losses incurred on the March 7, 2019 sale of Grupo Auto Todo and the September 30, 2019 sale of EIS Inc. ("EIS"), net of a gain from remeasuring the Company's preexisting 35% equity investment to fair value upon acquiring the remaining equity of Inenco on July 1, 2019. Refer to the acquisitions and divestitures footnote for further details.

Includes $3,104 of income and $19,010 of expense for the three and nine months ended September 30, 2018, respectively, in certain transaction and other costs related to the acquisition of Alliance Automotive Group ("AAG") and the attempted Business Products Group spin-off, net of a $12,000 termination fee received in the third quarter of 2018.
Net sales are disaggregated by geographical region for each of the Company’s reportable segments, as the Company deems this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
North America:
Automotive	$1,942,922	$1,918,814	$5,720,290	$5,646,108
Industrial	1,624,303	1,577,329	4,941,447	4,727,938
Business products	491,585	495,877	1,448,381	1,453,167
Total North America	$4,058,810	$3,992,020	$12,110,118	$11,827,213
Australasia:
Automotive	295,424	298,797	866,694	903,600
Industrial	108,528	—	108,528	—
Total Australasia	403,952	298,797	975,222	903,600
Europe – Automotive	552,261	432,105	1,600,776	1,400,468
Total net sales	$5,015,023	$4,722,922	$14,686,116	$14,131,281

3. Accumulated Other Comprehensive Loss
The following tables present the changes in accumulated other comprehensive loss ("AOCL") by component for the nine months ended September 30:

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post-Retirement Benefits	Cash Flow and Net Investment Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2019	$(626,322)	$10,726	$(499,482)	$(1,115,078)
Other comprehensive loss before reclassifications	—	54,180	(123,070)	(68,890)
Amounts reclassified from accumulated other comprehensive loss (1)	22,855	1,581	34,701	59,137
Income taxes	(6,166)	(15,057)	—	(21,223)
Other comprehensive loss, net of income taxes	16,689	40,704	(88,369)	(30,976)
Cumulative effect from adoption of ASU 2018-02	(122,526)	—	—	(122,526)
Ending balance, September 30, 2019	$(732,159)	$51,430	$(587,851)	$(1,268,580)

(1)
Amount includes realized currency losses of $34,701 that were reclassified out of foreign currency translation into earnings in connection with the March 7, 2019 sale of Grupo Auto Todo and the September 30, 2019 sale of EIS. Refer to the acquisitions and divestitures footnote for further details.

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post-Retirement Benefits	Cash Flow and Net Investment Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2018	$(568,957)	$(17,388)	$(266,247)	$(852,592)
Other comprehensive loss before reclassifications	—	22,124	(147,703)	(125,579)
Amounts reclassified from accumulated other comprehensive loss	29,071	886	—	29,957
Income taxes	(7,850)	(6,213)	—	(14,063)
Other comprehensive loss, net of income taxes	21,221	16,797	(147,703)	(109,685)
Ending balance, September 30, 2018	$(547,736)	$(591)	$(413,950)	$(962,277)

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

Financial Instruments - Credit Losses (Topic 220)

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. Among other things, the ASU and its amendments replace the incurred loss impairment model for receivables and certain other financial instruments with a current expected credit loss model. The new model measures impairment based on expected credit losses over the remaining contractual life of an asset, considering available information about the collectability of cash flows, past events, current conditions, and reasonable and supportable forecasts. Additional quantitative and qualitative disclosures are required. ASU 2016-13 is effective for periods beginning after December 15, 2019, with an option to adopt early. The Company plans to adopt the ASU and its amendments on January 1, 2020, and any changes to allowances for credit losses caused by the adoption will be made through a cumulative effect adjustment to retained earnings as of that date. The adoption of ASU 2016-13 and its amendments is not expected to have a significant impact on the Company's consolidated financial statements.

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
5. Employee Benefit Plans
Net periodic benefit income from the Company's pension plans included the following components for the three months ended September 30:

	Pension Benefits
	2019	2018
Service cost	$2,395	$2,584
Interest cost	24,362	22,044
Expected return on plan assets	(38,551)	(38,470)
Amortization of prior service credit	(17)	(37)
Amortization of actuarial loss	7,752	9,920
Net periodic benefit income	$(4,059)	$(3,959)

Net periodic benefit income from the Company's pension plans included the following components for the nine months ended September 30:

	Pension Benefits
	2019	2018
Service cost	$7,164	$7,850
Interest cost	73,045	66,228
Expected return on plan assets	(115,585)	(115,574)
Amortization of prior service credit	(51)	(111)
Amortization of actuarial loss	23,247	29,814
Net periodic benefit income	$(12,180)	$(11,793)

Service cost is recorded in selling, administrative and other expenses in the condensed consolidated statements of income and comprehensive income while all other components are recorded within other non-operating (income) expenses. Pension benefits also include amounts related to supplemental retirement plans.

6. Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores and businesses (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantees. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded that the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to capitalization ratio and certain limitations on additional borrowings. At September 30, 2019, the Company was in compliance with all such covenants.
As of September 30, 2019, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $864,398. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with these guarantees, the Company would obtain and liquidate certain collateral pledged by the independents or affiliates (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantees. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
As of September 30, 2019, the Company has recognized certain assets and liabilities amounting to $87,000 each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets.
7. Fair Value of Financial Instruments
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit and term loan approximate their respective fair values based on the short-term nature of these instruments. As of September 30, 2019, the carrying amount, net of debt issuance costs, and the fair value of fixed rate debt were approximately $1,913,359 and $2,017,415, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. The carrying amount, net of debt issuance costs, of fixed rate debt of $1,913,359 is included in long-term debt in the condensed consolidated balance sheets. Refer to the derivatives and hedging footnote for information on the fair value of derivative instruments.
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
All borrowings require the Company to comply with a financial covenant with respect to a maximum debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. At September 30, 2019, the Company was in compliance with all such covenants. For information on the Company's other credit facilities please see the Company's 2018 Annual Report on Form 10-K.

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
The following table summarizes the location and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships:

		September 30, 2019		December 31, 2018
Instrument	Balance sheet location	Notional	Balance	Notional	Balance
Cash flow hedges:
Interest rate swaps	Other current liabilities	$800,000	$29,832	$500,000	$6,345
Net investment hedges:
Cross-currency swap	Prepaid expenses and other current assets	—	—	$500,000	$6,006
Forward contracts	Prepaid expenses and other current assets	$925,810	$55,050	—	—
Foreign currency debt	Long-term debt	€700,000	$765,870	€700,000	$801,010

The derivative instruments are recognized in the condensed consolidated balance sheets at fair value and are designated as Level 2 in the fair value hierarchy. They are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
Cash Flow Hedges
The Company uses interest rate swaps to mitigate variability in forecasted interest payments on a portion of the Company’s U.S. dollar-denominated unsecured variable rate debt. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate interest payment. The Company designates the interest rate swaps as qualifying hedging instruments and accounts for them as cash flow hedges. Gains and losses from fair value adjustments on the cash flow hedges are initially classified in accumulated other comprehensive loss and are reclassified to interest expense on the dates interest payments are accrued.
Hedges of Net Investments in Foreign Operations
The Company has designated certain derivative instruments and a portion of its foreign currency denominated debt, a non-derivative financial instrument, as hedges of the foreign currency exchange rate exposure of the Company's Euro-denominated net investment in a European subsidiary. The Company applies the spot method to assess the hedge effectiveness of the derivative instruments and this assessment for each instrument excludes the initial value related to the difference at contract inception between the foreign exchange spot rate and the forward rate (i.e., the forward points). The initial value of this excluded component is recognized as a reduction to interest expense in a systematic and rational manner over the term of the derivative instrument. All other changes in value for the net investment hedges are included in accumulated other comprehensive loss and would only be reclassified to earnings if the European subsidiary were liquidated, or otherwise disposed.

The table below presents gains and losses related to designated cash flow hedges and net investment hedges:

	Gain (Loss) Recognized in AOCL Before Reclassifications		Gain Recognized in Interest Expense For Excluded Components
	2019	2018	2019	2018
Three Months Ended September 30,
Cash Flow Hedges:
Interest rate contract	$(3,766)	$1,079	$—	$—
Net Investment Hedges:
Cross-currency swap	$—	$(6,536)	$—	$3,256
Forward contracts	35,796	—	5,596	—
Foreign currency debt	30,030	5,600	—	—
Total	$62,060	$143	$5,596	$3,256
Nine Months Ended September 30,
Cash Flow Hedges:
Interest rate contract	$(25,332)	$1,079	$—	$—
Net Investment Hedges:
Cross-currency swap	$2,936	$(6,536)	$2,294	$3,256
Forward contracts	41,436	—	12,220	—
Foreign currency debt	35,140	27,581	—	—
Total	$54,180	$22,124	$14,514	$3,256

Amounts reclassified from accumulated other comprehensive loss to interest expense for the periods presented were not material.
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
The table below presents the locations of the operating lease assets and liabilities on the condensed consolidated balance sheets as of September 30, 2019:

	Balance Sheet Line Item	September 30, 2019
Operating lease assets	Operating lease assets	$1,048,462

Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	$274,687
Noncurrent operating lease liabilities	Operating lease liabilities	797,166
Total operating lease liabilities		$1,071,853
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

The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2019 are:

Weighted average remaining lease term (in years)	5.58
Weighted average discount rate	3.21%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed consolidated balance sheets as of September 30, 2019:

October 1, 2019 through December 31, 2019	$77,339
2020	296,219
2021	230,421
2022	173,932
2023	122,529
Thereafter	276,067
Total undiscounted future minimum lease payments	1,176,507
Less: Difference between undiscounted lease payments and discounted operating lease liabilities	104,654
Total operating lease liabilities	$1,071,853

Operating lease payments include $53,104 related to options to extend lease terms that are reasonably certain of being exercised.
Operating lease costs were $86,704 and $244,090 for the three and nine months ended September 30, 2019, respectively. Operating lease costs are included within selling, administrative and other expenses on the condensed consolidated statements of income and comprehensive income. Short-term lease costs, variable lease costs and sublease income were not material for the periods presented.
Cash paid for amounts included in the measurement of operating lease liabilities were $234,860 for the nine months ended September 30, 2019, and this amount is included in operating activities in the condensed consolidated statements of cash flows. Operating lease assets obtained in exchange for new operating lease liabilities were $277,900 for the nine months ended September 30, 2019.
11. Commitments & Contingencies
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
Fire at S.P. Richards Headquarters and Distribution Center
On July 19, 2019, a fire occurred at the S.P. Richards headquarters in Atlanta, Georgia. The building primarily held the S.P. Richards headquarters office and was connected to their Atlanta distribution center. The Company maintains property and casualty loss insurance coverage. The Company expects to recover all losses on inventory, property, plant and equipment and other fire-related costs from insurance proceeds.
12. Acquisitions and Divestitures
Acquisitions
The Company's acquisitions of businesses totaled $642,468, net of cash acquired, during the nine months ended September 30, 2019. The businesses acquired included Hennig Fahrzeugteile Group ("Hennig"), PartsPoint Group and several bolt-on acquisitions in the Automotive Parts Group and Axis New England, Axis New York and Inenco in the Industrial Parts Group.
The Company acquired the remaining 65% equity investment in Inenco in July 2019. Inenco is one of Australasia's leading industrial distributors of key product categories such as bearings, power transmission and seals and it generates estimated annual revenues of approximately $400,000. Prior to the 65% acquisition, the Company accounted for its 35% investment under the equity method of accounting. The acquisition-date fair value of the 35% investment was $123,385 and is included in the measurement of the consideration transferred. The difference between the acquisition-date fair value and the carrying amount of the equity method investment resulted in the recognition of a gain of $38,663 on the acquisition date. The acquisition-date fair value was determined using a market and income approach with the assistance of a third party valuation firm. The gain is included in the line item "other" within non-operating (income) expenses on the condensed consolidated statement of income and comprehensive income for the period ended September 30, 2019.
The acquisition date fair value of the consideration transferred for the aggregate of the acquired businesses was approximately $765,853, net of cash acquired of $12,149, which consisted of the following:

September 30, 2019
Cash	$642,468
Fair value of 35% investment in Inenco held prior to business combination	123,385
Total	$765,853

The following table summarizes the preliminary, estimated fair values of the assets acquired and liabilities assumed at the acquisition dates for the aggregate of these businesses. Additional adjustments may be made to the acquisition accounting during the measurement period primarily related to intangible asset revaluations and tax accounting.

September 30, 2019
Trade accounts receivable	$127,823
Merchandise inventories	281,764
Prepaid expenses and other current assets	11,066
Intangible assets	318,301
Deferred tax assets	1,046
Property and equipment	60,313
Operating lease assets	96,845
Other assets	40,840
Total identifiable assets acquired	937,998
Current liabilities	101,564
Long-term debt	150,879
Operating lease liabilities	96,371
Deferred tax liabilities	58,903
Other long-term liabilities	97,407
Total liabilities assumed	505,124
Net identifiable assets acquired	432,874
Goodwill	332,979
Net assets acquired	$765,853

The acquired intangible assets of approximately $318,301 were provisionally assigned to customer relationships of $281,804, trademarks of $34,207, and other intangibles of $2,290 with weighted average amortization lives of 16.8, 21.3, and 5.0 years, respectively, for a total weighted average amortization life of 17.2 years. The fair value of the acquired identifiable intangible assets is provisional pending completion of the final valuations for these assets.
The estimated goodwill recognized as part of the acquisitions is generally not tax deductible. $174,048 of goodwill has been assigned to the automotive segment and $158,931 has been assigned to the industrial segment. The goodwill is attributable primarily to the expected synergies and assembled workforces of the acquired businesses.

Divestitures
Grupo Auto Todo
On March 7, 2019, the Company sold all of its equity in Grupo Auto Todo, a Mexican subsidiary within the Automotive Parts Group. Grupo Auto Todo contributed approximately $93,000 of revenues for the year ended December 31, 2018. Proceeds from the transaction of $12,028 are included in proceeds from divestitures on the condensed consolidated statement of cash flows for the nine months ended September 30, 2019. The Company incurred realized currency losses of $27,037 from this transaction during the nine months ended September 30, 2019. These losses are included in the line item "other" within non-operating (income) expenses on the condensed consolidated statements of income and comprehensive income.
EIS
During the third quarter of 2019, the Company approved a transaction to sell EIS, a wholly owned subsidiary within the Industrial Parts Group. The transaction closed on September 30, 2019. EIS contributed approximately $817,249 of revenue for the year ended December 31, 2018 and $588,031 for the nine months ended September 30, 2019. Proceeds from the transaction of $365,876 are included in proceeds from divestitures on the condensed consolidated statement of cash flows for the nine months ended September 30, 2019. The Company incurred realized currency losses of $7,664 from this transaction, which are included in the line item "other" within non-operating (income) expenses on the condensed consolidated statement of income for the three and nine months ended September 30, 2019. This divestiture is not considered a strategic shift that will have a major effect on the Company’s operations or financial results; therefore, it is not reported as discontinued operations.
13. Earnings Per Share
As more fully discussed in the share-based compensation footnote of the Company’s notes to the consolidated financial statements in its 2018 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. Options to purchase approximately 544 and 223 shares of common stock were outstanding but excluded from the computations of diluted earnings per share for the three and nine month periods ended September 30, 2019, respectively, as compared to approximately 643 and 1,495 for the three and nine month periods ended September 30, 2018, respectively. These options were excluded from the computations of diluted net income per common share because the options’ exercise prices were greater than the average market price of the common stock.

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
The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, the Company’s ability to successfully integrate acquired businesses into the Company, including the challenges associated with the integration of processes and systems to ensure the adequacy of our internal controls in regard to the Alliance Automotive Group business, and to realize the anticipated synergies and benefits; changes in the European aftermarket; the Company’s ability to successfully implement its business initiatives in each of its three business segments; slowing demand for the Company’s products; changes in national and international legislation or government regulations or policies, including new import tariffs and the unpredictability of additional tariffs and data security policies and requirements; changes in general economic conditions, including unemployment, inflation (including the impact of potential tariffs) or deflation and the United Kingdom’s referendum to exit from the European Union, commonly known as Brexit; changes in tax policies; volatile exchange rates; volatility in oil prices; significant cost increases, such as rising fuel and freight expenses; labor shortages; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; the ability to maintain favorable vendor arrangements and relationships; disruptions in our vendors’ operations, including the impact of tariffs and trade considerations on their operations and output, as required to meet product demand; failure or weakness in our disclosure controls and procedures and internal controls over financial reporting; the uncertainties and costs of litigation; disruptions caused by a failure or breach of the Company’s information systems, as well as other risks and uncertainties discussed in the Company’s Annual Report on Form 10-K for 2018 and from time to time in the Company’s subsequent filings with the SEC.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-K, 10-Q, 8-K and other reports filed with the SEC.
Overview
Genuine Parts Company is a service organization engaged in the distribution of automotive replacement parts, industrial parts and business products. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. During the nine months ended September 30, 2019, business was conducted throughout the United States, Canada, Mexico, Puerto Rico, Australia, New Zealand, Indonesia, Singapore, the U.K., France, Germany, Poland, the Netherlands, and Belgium from more than 3,100 locations.
Sales for the three months ended September 30, 2019 were $5.0 billion, a 6.2% increase as compared to $4.7 billion in the same period of the prior year. For the three months ended September 30, 2019, the Company recorded consolidated net income of $227.5 million, an increase of 3.3% as compared to consolidated net income of $220.2 million in the same three month period of the prior year. On a per share diluted basis, net income was $1.56 for the three months ended September 30, 2019, an increase of 4.7% as compared to $1.49 for the same three month period of 2018. For the nine months ended September 30, 2019, sales were $14.7 billion, a 3.9% increase as compared to $14.1 billion in the same period of the prior year. For the nine months ended September 30, 2019, the Company recorded consolidated net income of $612.2 million compared to consolidated net income of $623.8 million in the same nine month period of the prior year, a decrease of 1.9%. On a per share diluted basis, net income was $4.18, a decrease of 1.2% as compared to $4.23 in the same nine month period of 2018.
During the three and nine months ended September 30, 2019, the Company incurred $12.4 million of income and $25.8 million of expense, respectively, from realized currency losses, transaction and other costs and a gain on an equity investment, before taxes. The realized currency losses and transaction and other costs primarily resulted from acquisition activity and the March 7,

2019 sale of Grupo Auto Todo, a Mexican subsidiary in the Automotive Parts Group. Additionally, the Company incurred realized currency losses and transaction and other costs related to the September 30, 2019 sale of EIS, the Electrical Specialties Group of Motion Industries. The investment gain relates to the remeasurement of the Company's preexisting 35% equity investment to fair value upon acquiring the remaining equity in Inenco on July 1, 2019. The three and nine months ended September 30, 2018 include $3.1 million of income and $19.0 million of expense in transaction and other costs primarily related to the AAG acquisition as well as income and expense items associated with the attempted spin-off of the Business Products Group.
Before the impact of realized currency losses, transaction and other costs and the equity investment gain, the Company's adjusted net income was $219.0 million, an increase of 0.6% as compared to adjusted net income of $217.6 million in the same three month period of the prior year. Adjusted net income is a non-GAAP measure (see table below for reconciliation to GAAP net income). On a per share basis, adjusted net income was $1.50 for the three months ended September 30, 2019, an increase of 1.4% as compared to $1.48 for the same three month period of 2018. Adjusted net income for the nine months ended September 30, 2019 was $636.5 million, a decrease of 0.2% for the same nine month period of 2018. On a per share diluted basis, adjusted net income was $4.34 for the nine months ended September 30, 2019, which was up slightly compared to the same nine month period of the prior year.
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
Sales
Sales for the three months ended September 30, 2019 were $5.0 billion, a 6.2% increase as compared to $4.7 billion in the same period of the prior year. Approximately 1.2% of the revenue increase for the three months ended September 30, 2019 represents the growth in comparable sales, while 6.7% came from acquisitions. These items were partially offset by a 1.0% negative currency impact and 0.7% primarily due to the sale of Grupo Auto Todo. For the nine months ended September 30, 2019 sales were $14.7 billion, a 3.9% increase as compared to $14.1 billion in the same period of the prior year. This reflects an approximate 2.1% increase in comparable sales, a 3.9% contribution from acquisitions and a 1.5% unfavorable currency impact, as compared to the same nine month period in 2018. In addition, automotive sales were negatively impacted by 0.6% primarily due to the sale of Grupo Auto Todo.
Sales for the Automotive Parts Group increased 5.3% for the three months ended September 30, 2019, as compared to the same period in the prior year. This group’s revenue increase for the three months ended September 30, 2019 consisted of an approximate 1.8% increase in comparable sales and a 6.5% benefit from acquisitions. These items were partially offset by an unfavorable foreign currency impact of approximately 1.8% and a 1.2% impact primarily from the sale of Grupo Auto Todo. This group’s 3.0% revenue increase for the nine months ended September 30, 2019 consisted of an approximate 2.1% increase in comparable sales and a 4.3% benefit from acquisitions. These items were partially offset by an unfavorable foreign currency impact of approximately 2.6% and a 0.8% negative impact primarily from the sale of Grupo Auto Todo. We anticipate that the Company’s initiatives to drive both organic and acquisitive growth will positively benefit the Automotive Parts Group in the quarters ahead.
Sales for the Industrial Parts Group increased 9.9% for the three months ended September 30, 2019, as compared to the same period in 2018. The increase in this group’s revenues reflects an approximate 0.9% increase in comparable sales and a 9.0% benefit from acquisitions. This group's 6.8% sales increase for the nine months ended September 30, 2019 reflects a 2.7% increase in comparable sales, a 4.3% increase from acquisitions and a slightly unfavorable foreign currency impact. The Industrial Parts Group has initiatives in place to drive continued market share expansion through both organic and acquisitive sales growth in the quarters ahead. We believe these ongoing initiatives bode well for Industrial Parts Group's long-term growth prospects.
Sales for the Business Products Group decreased 0.9% for the three months ended September 30, 2019, compared to the same three month period in 2018, primarily due to a decrease in comparable sales. For the nine months ended September 30, 2019, this group's revenues were essentially flat compared to the same nine month period in 2018. We will remain focused on our core growth initiatives for this business, including the further enhancement of our Facilities, Breakroom and Safety Products offering.
Cost of Goods Sold and Operating Expenses
Cost of goods sold for the three months ended September 30, 2019 was $3.4 billion, a 4.7% increase from $3.2 billion for the same period in 2018. As a percentage of net sales, cost of goods sold was 67.6% for the three months ended September 30, 2019, as compared to 68.6% in the same three month period of 2018. Cost of goods sold for the nine months ended September 30, 2019 was $10.0 billion, a 2.7% increase from $9.7 billion for the same period in 2018. As a percentage of net sales, cost of goods sold was 67.8% for the nine months ended September 30, 2019, as compared to 68.6% in the same nine month period of 2018. The increase in cost of goods sold for the three and nine months ended September 30, 2019 primarily relates to the sales increase for these periods as compared to the same three and nine month periods of the prior year. The increase for these periods was partially due to lower cost of goods due to favorable global supplier negotiations, more flexible and sophisticated pricing strategies, a shift in product mix to products that carry a higher gross margin and higher supplier incentives due to improved volumes for these segments. In addition, PartsPoint Group and Inenco, which were acquired in 2019, have higher gross margin profiles. The Company’s cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers, retail stores and branches, as well as vendor volume incentives and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor volume incentives or pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures, (iv) physical inventory and LIFO adjustments, (v) changes in foreign currency exchange rates, and (vi) the impact of tariffs. Tariffs did not have a material impact in the periods presented.
Total operating expenses increased to $1.3 billion for the three months ended September 30, 2019 as compared to $1.2 billion for the same three month period in 2018. As a percentage of net sales, operating expenses increased to 26.7% as compared to 25.1% in the same three month period of the previous year. For the nine months ended September 30, 2019, these expenses totaled $3.9 billion, or 26.5% as a percentage of net sales, compared to $3.6 billion, or 25.4% as a percentage of net sales for the same nine month period in the prior year.
The increase in operating expenses as a percentage of net sales for the three and nine months ended September 30, 2019 reflects the effect of rising costs in areas such as payroll, freight, IT and cyber-security. In addition, the Company’s ability to leverage its expenses was negatively impacted due to lower comparable sales in certain operations relative to the prior year. The Company's ongoing cost control initiatives partially offset these increases in operating expenses.
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
Operating Profit
Operating profit increased to $381.2 million for the three months ended September 30, 2019, compared to $365.7 million for the same three month period of the prior year, an increase of 4.2%. As a percentage of net sales, operating profit was 7.6% as compared to 7.7% in the same three month period of 2018. For the nine months ended September 30, 2019, operating profit increased to $1.09 billion compared to $1.07 billion for the same nine month period of the prior year, and as a percentage of net sales, operating profit was 7.4% as compared to 7.6% in the same nine month period of 2018. The decrease in operating profit as a percent of sales for the three and nine months ended September 30, 2019 is primarily due to the increase in operating expenses due to the effect of rising costs in areas such as payroll, freight, IT and cyber-security. In addition, the Company’s ability to leverage its expenses was negatively impacted due to lower comparable sales in certain operations, primarily in Europe, relative to the prior year. These increases were partially offset by the improvement in gross margin for the three and nine months ended September 30, 2019 as compared to the same periods in 2018.
The Automotive Parts Group’s operating profit decreased 2.0% in the three months ended September 30, 2019 as compared to the same period of 2018, and its operating profit margin was 8.0% as compared to 8.6% in the same period of the previous year. For the nine months ended September 30, 2019, the Automotive Parts Group's operating profit decreased 3.9% and the operating profit margin was 7.7% as compared to 8.2% in the same nine month period of 2018. The decrease in operating profit as a percent of sales for the three and nine months ended September 30, 2019 is primarily due to the impact of rising costs and the deleveraging of expenses in the European automotive business. These decreases were partially offset by the improvement in gross margin for these periods as compared to the same periods of the previous year.
The Industrial Parts Group’s operating profit increased 15.4% in the three months ended September 30, 2019 as compared to the same three month period of 2018, and the operating profit margin for this group was 7.9% compared to 7.6% for the same period of the previous year. Operating profit for the Industrial Parts Group increased by 10.8% for the nine months ended September 30, 2019, compared to the same period in 2018, and the operating profit margin was 7.8% compared to 7.5% for the same nine month period in 2018. The improved operating profit reflects the positive impact of sales growth, improved gross margins and the controlling of expenses in the three and nine months ended September 30, 2019 as compared to the same periods in 2018, driven by the effective execution of Industrial's strategic growth initiatives.

The Business Products Group’s operating profit increased 8.9% for the three months ended September 30, 2019, compared to the same three month period in 2018, and the operating profit margin was 4.4% compared to 4.0% for the same period of the previous year. For the nine months ended September 30, 2019, the Business Products Group's operating profit increased 1.4% compared to the same period in 2018, and the operating profit margin was 4.4% compared to 4.3% for the same period in 2018. The increase in operating profit margin for the three and nine months ended September 30, 2019 is primarily due to improved gross margins and the effective control of expenses as compared to the same periods in 2018.
If there are sustained declines in macroeconomic or business conditions in future periods affecting the projected earnings and cash flows at our reporting units, among other things, there can be no assurance that goodwill at one or more reporting units may not be impaired. Nonetheless, as of September 30, 2019, we believe goodwill is recoverable for all our reporting units.
Income Taxes
The Company's effective income tax rate was 25.3% for the three months ended September 30, 2019, compared to 24.5% for the same three month period in 2018. The effective income tax rate was 25.2% for the nine months ended September 30, 2019, compared to 24.1% for the same period in 2018. The rate increase is primarily due to differences in income tax rates associated with transaction and statute-related adjustments recorded in the comparable periods.
Net Income
For the three months ended September 30, 2019, the Company recorded consolidated net income of $227.5 million, an increase of 3.3% as compared to consolidated net income of $220.2 million in the same three month period of the prior year. On a per share diluted basis, net income was $1.56, an increase of 4.7% as compared to $1.49 for the same three month period of 2018. For the nine months ended September 30, 2019, the Company recorded consolidated net income of $612.2 million, a decrease of 1.9% as compared to consolidated net income of $623.8 million in the same nine month period of the prior year. On a per share diluted basis, net income was $4.18, a decrease of 1.2% as compared to $4.23 in the same nine month period of 2018.
During the three and nine months ended September 30, 2019, the Company incurred $12.4 million of income and $25.8 million of expense, respectively, from realized currency losses, transaction and other costs and a gain on an equity investment, before taxes. The realized currency losses and transaction and other costs primarily resulted from acquisition activity and the March 7, 2019 sale of Grupo Auto Todo, a Mexican subsidiary in the Automotive Parts Group. Additionally, the Company incurred realized currency losses and transaction and other costs related to the September 30, 2019 sale of EIS, the Electrical Specialties Group of Motion Industries. The investment gain relates to the remeasurement of the Company's preexisting 35% equity investment to fair value upon acquiring the remaining equity in Inenco on July 1, 2019. The three and nine months ended September 30, 2018 included $3.1 million of income and $19.0 million of expense, respectively, in transaction and other costs primarily related to the AAG acquisition as well as income and expense items associated with the attempted spin-off of the Business Products Group.
Before the impact of realized currency losses, transaction and other costs and the equity investment gain, the Company's adjusted net income was $219.0 million, an increase of 0.6% as compared to adjusted net income of $217.6 million in the same three month period of the prior year. Adjusted net income is a non-GAAP measure (see table below for reconciliation to GAAP net income). On a per share basis, adjusted net income was $1.50 for the three months ended September 30, 2019, an increase of 1.4% as compared to $1.48 for the same three month period of 2018. Adjusted net income for the nine months ended September 30, 2019 was $636.5 million, a decrease of 0.2% for the same nine month period of 2018. On a per share diluted basis, adjusted net income was $4.34 for the nine months ended September 30, 2019, which was up slightly compared to the same nine month period of the prior year.
The following table sets forth a reconciliation of net income and diluted net income per common share to adjusted net income and adjusted diluted net income per common share to account for the impact of these adjustments. The Company believes that the presentation of adjusted net income and adjusted net income per common share, which are not calculated in accordance with GAAP, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to both management and investors that is indicative of the Company's core operations. The Company considers these metrics useful to investors because they provide greater transparency into management’s view and assessment of the Company’s ongoing operating performance by removing items management believes are not representative of our continuing operations and may distort our longer-term operating trends. We believe these measures to be useful to enhance the comparability of our results from period to period and with our competitors, as well as to show ongoing results from operations distinct from items that are infrequent or not associated with the Company’s core operations. The Company does not, nor does it suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
GAAP net income	$227,487	$220,227	$612,167	$623,775
Diluted net income per common share	$1.56	$1.49	$4.18	$4.23

Adjustments:
Realized currency losses	$7,664	$—	$34,701	$—
Termination fee	—	(12,000)	—	(12,000)
Gain on equity investment	(38,663)	—	(38,663)	—
Transaction and other costs	18,586	8,896	29,771	31,010
Total adjustments	$(12,413)	$(3,104)	$25,809	$19,010
Tax impact of adjustments	3,973	512	(1,450)	(5,137)
Adjusted net income	$219,047	$217,635	$636,526	$637,648
Adjusted diluted net income per common share	$1.50	$1.48	$4.34	$4.33
The table below clarifies where the items adjusted above are presented in the consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Line item:
Cost of goods sold	$4,521	$—	$7,481	$5,779
Selling, administrative and other expenses	15,879	(3,104)	24,103	13,231
Non-operating (income): Other	(32,813)	—	(5,775)	—
Total adjustments	$(12,413)	$(3,104)	$25,809	$19,010
Financial Condition
The Company’s cash balance of $451.3 million at September 30, 2019 increased $117.7 million, or 35.3%, from December 31, 2018. For the nine months ended September 30, 2019, the Company had net cash provided by operating activities of $745.2 million, net cash used in investing activities of $391.4 million and net cash used in financing activities of $229.4 million. The investing activities consisted primarily of $625.6 million for acquisitions and other investing activities, $182.6 million for capital expenditures and $416.8 million in proceeds from divestitures. The financing activities consisted primarily of $328.1 million for dividends paid to the Company’s shareholders, as well as $179.2 million net proceeds from debt that is primarily being used to fund acquisitions.
Accounts receivable increased $246.3 million, or 9.9%, from December 31, 2018, which is primarily due to acquisitions of businesses and higher sales volume in the nine months ended September 30, 2019 as compared to the fourth quarter of 2018. Inventory increased $108.9 million, or 3.0%, and accounts payable increased $200.1 million, or 5.0% from December 31, 2018 due primarily to acquisitions of businesses and more favorable payment terms negotiated with certain of the Company's vendors. The Company’s debt is discussed below.
Liquidity and Capital Resources
Total debt of $3.4 billion at September 30, 2019 increased $274.7 million, or 8.7%, from December 31, 2018. The increase in debt primarily reflects additional borrowings associated with the Company's recent acquisitions. On May 31, 2019, the Company entered into a private placement agreement of €250,000 long-term fixed rate debt. The €250,000 of long-term fixed rate debt includes €50,000, 1.55% Series A Guaranteed Senior Note maturing on May 31, 2029, €100,000, 1.74% Series B Guaranteed Senior Note maturing on May 31, 2031 and €100,000, 1.95% Series C Guaranteed Senior Note maturing on May 31, 2034. On June 30, 2019, the Company entered into a private placement agreement of A$310,000 long-term fixed rate debt. The A$310,000 of long-term fixed rate debt includes A$155,000, 3.10% Series A Guaranteed Senior Note maturing on June 30, 2024 and A$155,000, 3.43% Series B Guaranteed Senior Note maturing on June 30, 2026.
At September 30, 2019, the Company's total average cost of debt was 2.2% and the Company remained in compliance with all covenants connected with its borrowings. The Company currently believes existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations, including discretionary share repurchases, if any, for the foreseeable future.
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
Remediation efforts to address material weakness
As previously described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, the Company began implementing a remediation plan to address the material weakness mentioned above. Management will continue to enhance the risk assessment process and design and implementation of internal control over financial reporting at AAG. This includes initiation of compensating controls and enhanced and revised design of existing financial reporting controls, information technology applications and procedures at AAG. During the nine months ended September 30, 2019, the Company continued testing those enhanced controls and procedures. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in internal control over financial reporting
During the nine months ended September 30, 2019, the Company adopted ASU 2016-02 and centralized the Company's lease accounting system and processes effective January 1, 2019. This implementation resulted in a material change to the Company's internal control over financial reporting as of that date. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting for the fiscal year ending December 31, 2019.
Other than with respect to the remediation efforts described above and changes related to the adoption of ASU 2016-02, there have been no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the Company’s purchases of shares of the Company’s common stock during the three months ended September 30, 2019:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2019 through July 31, 2019	285,200	$96.45	285,200	16,134,943
August 1, 2019 through August 31, 2019	478,007	$90.56	478,007	15,656,936
September 1, 2019 through September 30, 2019	37,882	$92.83	25,000	15,631,936
Totals	801,089	$92.76	788,207	15,631,936

(1)
Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)
On November 17, 2008 and August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15.0 million shares and 15.0 million shares, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 0.6 million shares authorized in the 2008 plan and 15.0 million shares authorized in 2017 remain available to be repurchased by the Company. There were no other repurchase plans announced as of September 30, 2019.

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

Genuine Parts Company (Registrant)

Date: October 18, 2019	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)