Form 10-K
period 2019-12-31
GENUINE PARTS CO
filed 2020-02-21
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 1-5690
GENUINE PARTS COMPANY
(Exact name of registrant as specified in its charter)

GA		58-0254510
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2999 WILDWOOD PARKWAY,
ATLANTA,	GA	30339
(Address of principal executive offices)		(Zip Code)

678-934-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	GPC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232,495 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $14,311,370,798 based on the closing sale price as reported on the New York Stock Exchange.
There were 145,381,623 shares of the Company's common stock outstanding as of February 18, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2020 are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.    BUSINESS.
Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a leading service organization engaged in the distribution of automotive replacement parts, industrial parts, and business products, each described in more detail below. In 2019, business was conducted from more than 3,600 locations throughout North America, Europe, Australia and New Zealand ("Australasia") via an offering of best in class operating and distribution efficiencies, industry leading coverage of consumable/replacement parts, outstanding just-in-time service and enhanced technology solutions. At December 31, 2019, the Company employed approximately 55,000 people worldwide.
As used in this report, the “Company” refers to Genuine Parts Company and its subsidiaries, except as otherwise indicated by the context; and the terms “automotive parts” and “industrial parts” refer to replacement parts in each respective category.
For financial information regarding segments as well as our geographic areas of operation, refer to the segment data footnote in the Notes to Consolidated Financial Statements.
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
In Part III of this Form 10-K, we incorporate certain information by reference to our proxy statement for our 2020 annual meeting of shareholders. We expect to file that proxy statement with the SEC on or about March 3, 2020, and we will make it available online at the same time at http://www.proxydocs.com/gpc. Please refer to the proxy statement for the information incorporated by reference into Part III of this Form 10-K when it is available.
AUTOMOTIVE PARTS GROUP
The Automotive Parts Group, the largest segment of the Company, distributes automotive parts and accessory items in North America, Europe and Australasia. The Automotive Parts Group offers complete inventory, cataloging, marketing, training and other programs to the automotive aftermarket in each of these regions to distinguish itself from the competition.
During 2019, the Company’s Automotive Parts Group included National Automotive Parts Association ("NAPA") automotive parts distribution centers and automotive parts stores (“auto parts stores” or “NAPA AUTO PARTS stores”) owned and operated in the United States ("U.S.") by the Company; NAPA and Traction automotive parts distribution centers and auto parts stores in the U.S. and Canada owned and operated by the Company and NAPA Canada/UAP Inc. (“NAPA Canada/UAP”), a wholly-owned subsidiary of the Company; auto parts stores and distribution centers in the U.S. operated by corporations in which the Company owned either a noncontrolling or controlling interest; auto parts stores in Canada operated by corporations in which NAPA Canada/UAP owns a 50% interest; Repco and other automotive parts distribution centers, branches and auto parts stores in Australasia owned and operated by GPC Asia Pacific, a wholly-owned subsidiary of the Company; automotive parts distribution centers and auto parts stores in Europe, owned and operated by Alliance Automotive Group (“AAG”), a wholly-owned subsidiary of the Company; an import automotive parts distribution center in the U.S. owned by the Company and operated by its Altrom America division; an import automotive parts distribution center and branches in Canada owned and operated by Altrom Canada Corporation (“Altrom Canada”), a wholly-owned subsidiary of the Company; distribution centers in the U.S. owned by Balkamp, Inc. (“Balkamp”), a wholly-owned subsidiary of the Company; distribution facilities in the U.S. owned by the Company and operated by its Rayloc division; and an automotive parts distribution center and auto parts stores in Mexico, owned and operated by Autopartes NAPA Mexico ("NAPA Mexico"), a wholly-owned subsidiary of the Company.
The Company’s automotive parts distribution centers distribute replacement parts (other than body parts) for substantially all motor vehicle makes and models in service in the U.S., including imported vehicles, hybrid and electric vehicles, trucks, SUVs, buses, motorcycles, recreational vehicles and farm vehicles. In addition, the Company distributes replacement parts for small engines, farm equipment, marine equipment and heavy duty equipment. The Company’s inventories also include accessory items for such vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, industrial concerns and individuals who perform their own maintenance and parts installation.
The Company's automotive parts network was expanded in 2019 via the acquisition of various store groups and automotive operations in North America, Europe and Australasia.

AAG made a number of acquisitions to further expand their automotive operations in 2019, consisting of several small tuck-in businesses and three larger ones. Hennig Fahrzeugteile ("Hennig"), acquired on January 1, 2019, is headquartered in Essen, North Rhine-Westphalia, and is one of Germany's leading suppliers of vehicle parts. Hennig serves more than 9,000 customers, predominantly independent workshops and retailers. In addition, AAG expanded its footprint into the Netherlands and Belgium via the June 1, 2019 acquisition of PartsPoint Group ("PartsPoint"), headquartered in Ede, Netherlands. PartsPoint is a leading distributor of automotive and aftermarket parts and accessories in the Benelux. Finally, AAG reinforced its market share in the heavy duty market in France via the acquisition of Todd Group ("Todd") on October 1, 2019. Todd, based in Normandy, France, is a leading distributor of truck parts and accessories for the heavy-duty aftermarket. In total, AAG's acquisitions in 2019 are expected to generate annual revenues of approximately $630 million.
The Company has a 15% interest in Mitchell Repair Information Corporation (“MRIC”), a subsidiary of Snap-on Incorporated. MRIC is a leading automotive diagnostic and repair information company that links North American subscribers to its services and information databases. MRIC’s core product, “Mitchell ON-DEMAND,” is a premier electronic repair information source in the automotive aftermarket.
Distribution System.    In 2019, the Company operated 56 domestic NAPA automotive parts distribution centers located in 39 states and approximately 1,130 domestic company-owned NAPA AUTO PARTS stores located in 44 states. At December 31, 2019, the Company had either a noncontrolling, controlling or other interest in 8 corporations, which operated approximately 256 auto parts stores in 15 states. The Company’s domestic automotive operations have access to approximately 530,000 different parts and related supply items. These items are purchased from more than 100 different suppliers, with approximately 49% of 2019 automotive parts inventories purchased from 10 major suppliers. Since 1931, the Company's domestic operations have had return privileges with most of its suppliers, which have protected the Company from inventory obsolescence.
The Company’s domestic distribution centers serve the company-owned NAPA AUTO PARTS stores and approximately 4,800 independently-owned NAPA AUTO PARTS stores located throughout the U.S. NAPA AUTO PARTS stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, sales to these independent automotive parts stores account for approximately 61% of the Company’s total U.S. Automotive sales and 20% of the Company’s total sales.
NAPA Canada/UAP, founded in 1926, is a leader in the distribution and marketing of replacement parts and accessories for automobiles and trucks and is also a significant supplier to the mining and forestry industries in Canada. NAPA Canada/UAP operates a network of nine NAPA automotive parts distribution centers, three heavy duty parts distribution centers and one fabrication/remanufacturing facility supplying 592 NAPA stores and 120 Traction wholesalers. The NAPA stores and Traction wholesalers in Canada include 207 company-owned stores, 11 joint ventures and 24 progressive owners in which NAPA Canada/UAP owns a 50% interest and 470 independently owned stores. NAPA and Traction operations supply bannered installers and independent installers in all provinces of Canada, as well as networks of service stations and repair shops operating under the banners of national accounts. NAPA Canada/UAP is a licensee of the NAPA® name in Canada. Additionally, Altrom Canada operates one import automotive parts distribution center and 23 branches, which distribute OE branded products for import vehicles through the NAPA Canada/UAP network.
In Australia and New Zealand, GPC Asia Pacific, originally established in 1922, is a leading distributor of automotive replacement parts and accessories. GPC Asia Pacific operates 12 distribution centers, 406 auto parts stores under the Repco banner, 130 auto parts stores under NAPA, Ashdown Ingram and other banners, and 17 locations associated with AMX/McLeod.
In Mexico, NAPA Mexico owns and operates one distribution center and serves 25 company-owned and 18 independently-owned auto parts stores. NAPA Mexico is a licensee of the NAPA® name in Mexico.
AAG, founded in 1989, is a leading European distributor of vehicle parts, tools, and workshop equipment with its primary operations in six countries in Europe. In France, AAG operates 16 distribution centers and serves 1,057 stores, of which 266 are company-owned, under the banners GROUPAUTO France, Precisium Group, Partner's, and GEF Auto. In the United Kingdom ("U.K."), AAG operates 36 distribution centers and serves 842 stores, of which 226 are company-owned, under the banners GROUPAUTO UK & Ireland and UAN. In Germany, AAG operates nine distribution centers and 29 company-owned stores under the banner Alliance Automotive Group Germany as well as 31 company owned stores under the banner Hennig Fahrzeugteile. In Poland, AAG serves 210 affiliated outlets under the banner GROUPAUTO Polska. In the Netherlands and Belgium, AAG operates through a network of one national distribution center, seven regional warehouses and 195 stores, of which 133 are company owned.
The Company's North American automotive business is supported by several operations that form its Automotive Supply Group. Balkamp, a wholly-owned subsidiary of the Company, distributes a wide variety of replacement parts and accessory items for passenger cars, heavy-duty vehicles, motorcycles and farm equipment. In addition, Balkamp distributes service items such as testing equipment, lubricating equipment, gauges, cleaning supplies, chemicals and supply items used by repair shops, fleets, farms and institutions. Balkamp packages many of the 42,000 products, which constitute the “Balkamp” line of products that are distributed through the NAPA system. These products are categorized into over 238 different product categories purchased from approximately 500 domestic suppliers and over 100 foreign manufacturers. Balkamp provides the NAPA system with over 1,300

SKUs of oils and chemicals. BALKAMP®, a federally registered trademark, is important to the sales and marketing promotions of the Balkamp organization.
The Company's Rayloc division operates four facilities focused on providing cost effective, quality service in engineering, cataloging, global sourcing, and distribution. Rayloc delivers over 10,000 part numbers, including brake pads, brake drums, chassis, and bearings through a nationwide distribution network. Products are distributed through the NAPA system under the NAPA® brand name. Rayloc® is a mark licensed to the Company by NAPA.
Additionally, Altrom America distributes OE branded products for import vehicles through the NAPA system.
Finally, the Company operates domestically two TW Distribution heavy duty parts distribution centers which serve 22 company-owned Traction Heavy Duty parts stores located in eight states. This group distributes heavy vehicle parts through the NAPA system and direct to small and large fleet owners and operators.
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
NAPA.    The Company is the sole member of the National Automotive Parts Association, LLC a voluntary association formed in 1925 to promote the distribution of automotive parts for its members. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose sole member in 2019 owned and operated 56 distribution centers located throughout the U.S. NAPA develops marketing concepts and programs that may be used by its members which, at December 31, 2019, includes only the Company. It is not involved in the chain of distribution.
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
INDUSTRIAL PARTS GROUP
The Industrial Parts Group operates in both North America and Australasia. Motion Industries, Inc. (“Motion”), a wholly-owned subsidiary of the Company headquartered in Birmingham, Alabama, operates in North America. Inenco Group ("Inenco"), also a wholly-owned subsidiary of the Company headquartered in Sydney, Australia, operates across Australasia.
Motion distributes industrial replacement parts and related supplies such as bearings, mechanical and electrical power transmission products, industrial automation and robotics, hose, hydraulic and pneumatic components, industrial and safety supplies and material handling products to MRO (maintenance, repair and operation) and OEM (original equipment manufacturer) customers throughout the U.S., Canada and Mexico.
In Canada, industrial parts are distributed by Motion Industries (Canada), Inc. (“Motion Canada”). The Mexican market is served by Motion Mexico S de RL de CV (“Motion Mexico”).
In 2019, Motion served approximately 200,000 customers in all types of industries located throughout North America, including the equipment and machinery, food and beverage, forest products, primary metals, pulp and paper, mining, automotive, oil and gas, petrochemical and pharmaceutical industries; as well as strategically targeted specialty industries such as power generation, alternative energy, government, transportation, ports, and others. Motion services all manufacturing and processing industries with access to a database of 8.7 million parts. Additionally, Motion provides U.S. government agencies access to approximately 72,000 products and replacement parts through a Government Services Administration (GSA) schedule.
The Company's Industrial Parts Group network expanded in 2019 via the acquisition of various tuck-in acquisitions and industrial operations in North America and Australasia. In North America, the Company expanded its industrial operations with two tuck-in acquisitions, which in total are expected to generate annual revenues of approximately $78 million.
In Australasia, the Company purchased the remaining 65% stake in Inenco, a leading distributor of industrial replacement parts and accessories in Australasia. In total, Inenco is expected to generate annual revenues of approximately $400 million.
The Industrial Parts Group provides customers with supply chain efficiencies achieved through the Company’s On-Site Solutions offering. This service provides inventory management, asset repair and tracking, vendor managed inventory ("VMI"), as well as radio frequency identification ("RFID") asset management of the customer’s inventory. Motion also provides a wide range of services and repairs such as: gearbox and fluid power assembly and repair, process pump assembly and repair, hydraulic drive shaft repair, electrical panel assembly and repair, hose and gasket manufacture and assembly, as well as many other value-added services. A highly developed supply chain with vendor partnerships and connectivity are enhanced by Motion’s leading e-business capabilities, such as MiSupplierConnect, which provides integration between the Company’s information technology network and suppliers’ systems, creating numerous benefits for both the supplier and customer. These services and supply chain efficiencies assist Motion in providing the cost savings that many of its customers require and expect.
Distribution System.    In North America, the Industrial Parts Group stocks and distributes more than 195,000 different items purchased from more than 880 different suppliers. Its service centers provide hydraulic, hose and mechanical repairs for customers. Approximately 40% of total industrial product purchases in 2019 were made from 10 major suppliers. Sales are generated from the Industrial Parts Group’s facilities located in 49 states, Puerto Rico and nine provinces in Canada and Mexico.
In Australasia, the Industrial Parts Group operated a network of distribution centers and branches across Australia, New Zealand, Indonesia and Singapore as of December 31, 2019.
Most branches have warehouse facilities that stock significant amounts of inventory representative of the products used by customers in the respective market areas served.
Products.    The Industrial Parts Group distributes a wide variety of parts and products to its customers, which are primarily industrial concerns. Products include such items as hoses, belts, bearings, pulleys, pumps, valves, chains, gears, sprockets, speed reducers, electric motors, industrial supplies, assembly tools, test equipment, adhesives and chemicals. Motion also offers systems and automation products that support sophisticated motion control and process automation for full systems integration of plant equipment. The nature of Motion's business demands the maintenance of adequate inventories and the ability to promptly meet demanding delivery requirements. Virtually all of the products distributed are installed by the customer or used in plant and facility maintenance activities. Most orders are filled immediately from existing stock and deliveries are normally made within 24 hours of receipt of order. The majority of all sales are on open account. Motion has ongoing purchase agreements with many of its national account customers which, collectively, represent approximately 45% of the annual sales volume.

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
BUSINESS PRODUCTS GROUP
The Business Products Group, operated through S.P. Richards Company (“S.P. Richards” or "SPR"), is a wholly-owned subsidiary of the Company headquartered in Atlanta, Georgia. S.P. Richards is engaged in the wholesale distribution of a broad line of office and other business-related products through a diverse customer base of resellers. These products are used in businesses, schools, offices, and other institutions. Business products fall into the general categories of office furniture, technology products, general office, school supplies, cleaning, janitorial and breakroom supplies, safety and security items, healthcare products and disposable food service products.
In 2019, the Business Products Group operated primarily in the U.S. but was also represented in Canada through S.P. Richards Canada, a wholly-owned subsidiary of the Company headquartered near Toronto, Ontario. On December 6, 2019, the Company entered into a definitive agreement to sell all of its equity in SPR Canada, and the transaction closed on January 1, 2020.
Distribution System.    The Business Products Group distributes more than 98,000 items to almost 9,000 resellers and distributors throughout the U.S. In addition, the group has an electronic, non-stock ordering system that can seamlessly deliver thousands of additional SKUs to customers in a timely fashion. This group’s network of strategically located distribution centers provides overnight delivery of the Company’s comprehensive product offering. Approximately 41% of the Company’s total office products purchases in 2019 were made from 10 major suppliers.
The Business Products Group sells to a wide variety of resellers. These resellers include independently owned office product dealers, national office product superstores and mass merchants, large contract stationers, online resellers, military base stores, office furniture dealers, value-add technology resellers, business machine dealers, janitorial and sanitation supply distributors, safety product resellers and food service distributors. Resellers are offered comprehensive marketing programs, which include print and electronic catalogs, flyers, digital content and email campaigns for reseller websites, as well as an array of education and training resources. In addition, world-class market analytics programs are made available to qualified resellers.
Products.    The Business Products Group distributes technology products and consumer electronics including storage media, printer supplies, tablets and computer accessories, calculators, shredders, laminators, copiers, and printers; office furniture including desks, credenzas, chairs, adjustable height desks, chair mats, office suites, panel systems, file, mobile and storage cabinets and computer workstations; office supplies including desk accessories, accounting supplies, binders, filing supplies, report covers, writing instruments, envelopes, note pads, business forms, copy paper, mailroom and shipping supplies, drafting and audiovisual supplies; school and educational products including bulletin boards, teaching aids and art supplies; healthcare products including first aid supplies, gloves, exam room supplies and furnishings, cleaners and waste containers; janitorial and cleaning supplies; safety supplies; disposable food service products; and breakroom supplies including napkins, utensils, snacks and beverages. S.P. Richards has return privileges with most of its suppliers, which have protected the Company from inventory obsolescence.
While the Company’s inventory includes products from over 700 of the industry’s leading manufacturers worldwide, S.P. Richards also markets products under a number of proprietary brand names. These brands include: Business Source®, a line of value priced, high volume office products; Compucessory®, a line of computer accessories; Lorell®, a line of office furniture; NatureSaver®, an offering of recycled products; Elite Image®, a line of remanufactured toner cartridges, premium papers and labels; Integra™, a line of writing instruments; Genuine Joe®, a line of cleaning and breakroom products; Sparco™, a targeted line to add depth to key office supply categories. Through the Company’s FurnitureAdvantage™ program, S.P. Richards provides resellers with an additional 16,000 furniture items made available to consumers in seven to ten business days.
The Company’s Impact Products and The Safety Zone businesses also offer an additional series of proprietary brands including Eclipse™, Mopster®, ProGuard®, ProLite®, PolyLite®, ProMax®, and The Safety Zone® brands of products that are janitorial and sanitation based, as well as solution-specific.
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

ITEM 1A.    RISK FACTORS.
FORWARD-LOOKING STATEMENTS
Some statements in this report, as well as in other materials we file with the SEC or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to future operations, including the anticipated synergies and benefits of any acquisitions or divestitures, as well as prospects, strategies, including the 2019 Cost Savings Plan, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated in our forward-looking statements as a result of various important factors. Such factors include, but are not limited to, those discussed below.
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

•	the occurrence of political unrest and strikes, which can disrupt our operations and negatively impact our results in the affected geographies;

•	volatility in oil prices, which could have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states in which we operate;

•	the adequacy of our disclosure controls and procedures and internal controls over financial reporting; and

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

•	the consolidation of certain of our manufacturing customers and the trend of manufacturing operations being moved overseas, which subsequently reduces demand for our products;

•	changes in legislation or government regulations or policies which could impact international trade among our multi-national customer base and cause reduced demand for our products; and

•	the economy in general, which in declining conditions may cause reduced demand for industrial output.
With respect to our business products group, the primary factors are:

•	consolidation of customers and consolidation of the industry;

•	the increasing digitization of the workplace, as this negatively impacts the need for certain office products;

•	the level of unemployment, especially as it relates to white collar and service jobs, as high unemployment reduces the need for office products;

•	the level of office vacancy rates, as high vacancy rates reduces the need for office products; and

•	the economy in general, which in declining conditions may cause reduced demand for business products consumption.

Changes in legislation or government regulations or policies could have a significant impact on our results of operations.
Certain political developments, including, among others: (i) the results of elections in the U.S. and globally and the impact of such results on political decision-making, and (ii) unrest in the U.K. and Europe, have resulted in increased economic uncertainty for multi-national companies operating within the U.K. and Europe. These developments may result in economic and trade policy actions that could impact economic conditions in many countries and continue to change the landscape of international trade. Our business is global, so changes to existing international trade agreements, blocking of foreign trade or imposition of tariffs on foreign goods could result in decreased revenues and/or increases in pricing, either of which could have an adverse impact on our business, results of operations, financial condition and cash flows in future periods. For instance, the United States imposed Section 232 tariffs on many imported products of steel and aluminum in March 2018 and expanded the tariffs to additional derivative products of steel and aluminum effective February 8, 2020. The United States imposed Section 301 tariffs on most imported products from China starting in July 2018. Although the United States and China reached a Phase One trade deal in January 2020, most of these tariffs remain in place and uncertainty persists in the trade relationship between the two countries that impacts the global trade landscape. In addition, the Tax Cuts and Jobs Act (the "Act") was signed into law on December 22, 2017. The Act, which reduced the U.S. corporate tax rate to 21 percent from 35 percent for taxable years beginning after December 31, 2017, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.
The U.K.'s exit from the European Union (“E.U.”) will continue to have uncertain effects and could adversely impact our business, results of operations and financial condition.
On January 31, 2020, the U.K. exited from the E.U. (commonly referred to as “Brexit”). While a transition period of 11-month begins, during which the U.K. will continue to follow the E.U. rules, including remaining a member of the E.U. single market and Customs union, the final U.K./E.U. relationship is still uncertain for companies doing business both in the U.K. and the overall global economy. Brexit has impacted global markets, including various currencies, and resulted in a sharp decline in the value of the British Pound as compared to the U.S. dollar and other major currencies.  The fluctuation of currency exchange rates may expose us to gains and losses on non-U.S. currency transactions. Volatility in the securities markets and in currency exchange rates may continue as the U.K. negotiates its new rules and trade deals with the E.U. during the transition period and after. While we have not experienced any material financial impact from Brexit on our business to date, we cannot predict its future implications. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of final tariff, tax treaties, trade, regulatory, and other negotiations the U.K. conducts.
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
In addition, the loss or significant reduction in purchase volume of a major customer in the business products group could significantly impact its results of operations.
We depend on our relationships with our suppliers, and a disruption of our suppliers relationships or a disruption in our suppliers’ operations could harm our business.
As a distributor of automotive parts, industrial parts and business products, our business depends on developing and maintaining close and productive relationships with our suppliers. We depend on our suppliers to sell us quality products at favorable prices. Many factors outside our control, including, without limitation, raw material shortages, inadequate manufacturing capacity, labor disputes, tariff legislation, transportation disruptions, tax and other legislative uncertainties, pandemics and/or weather conditions, could adversely affect our suppliers’ ability to deliver to us quality merchandise at favorable prices in a timely manner.
Furthermore, financial or operational difficulties with a particular suppliers could cause that suppliers to increase the cost of the products or decrease the quality of the products we purchase. Supplier consolidation could also limit the number of suppliers from which we may purchase products and could materially affect the prices we pay for these products. In addition, we would suffer an adverse impact if our suppliers limit or cancel the return privileges that currently protect us from inventory obsolescence.
In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The impact to our supply chain cannot be reasonably estimated at this time. At the time of this filing, the outbreak has been largely concentrated in China, although cases have been confirmed in other countries. The Company does not currently sell any products in China, but it does source a portion of its products from China. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.
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
Despite our implementation of various security measures, our IT systems and operations could be subject to damages or interruptions from computer viruses, natural disasters, unauthorized physical or electronic access, power outages, telecommunications failure, computer system or network failures, wire transfer failure, employee error/malfeasance, cyber-attacks, security breaches, and other similar disruptions. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of IT systems change frequently and have the potential to not be recognized until such attacks are launched or have been in place for a period of time. Maintaining, operating, and protecting these systems and related personal information about our employees, customers and suppliers requires continuous investments in physical and technological security measures, employee training, and third-party services which the Company has made and will continue to make. A security breach could result in, among other things, sensitive and confidential data being lost, manipulated or exposed to unauthorized persons or to the public or delay our ability to process customer orders and manage inventory. While we also seek to obtain assurances from third parties with whom we interact to protect confidential information, there are risks that the confidentiality or accessibility of data held or utilized by such third parties may be compromised.
A serious prolonged disruption of our information systems for any of the above reasons could materially impair fundamental business processes and increase expenses, decrease sales or otherwise impact earnings and cash flows. Furthermore, such a breach may harm our reputation and business prospects and subject us to legal claims if there is loss, disclosure or misappropriation of or access to our customers, employees or suppliers' information. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, compliance with these requirements could also result in significant additional costs. As threats related to cybersecurity breaches grow more sophisticated and frequent, it may become more difficult to timely detect and protect our data and infrastructure.
Our strategic transactions involve risks, which could have an adverse impact on our financial condition and results of operation, and we may not realize the anticipated benefits of these transactions.
We regularly consider and enter into strategic transactions, including mergers, acquisitions, investments, alliances, and other growth and market expansion strategies, with the expectation that these transactions will result in increases in sales, cost savings, synergies and various other benefits. Assessing the viability and realizing the benefits of these transactions is subject to significant uncertainty. For each of our acquisitions, we need to successfully integrate the target company’s products, services, associates and systems into our business operations. Integration can be a complex and time-consuming process, and if the integration is not fully successful or is delayed for a material period of time, we may not achieve the anticipated synergies or benefits of the acquisition. Furthermore, even if the target companies are successfully integrated, the acquisitions may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or services, and expose us to additional liabilities. Any impairment of goodwill or other intangible assets acquired in a strategic transaction may reduce our earnings. Additionally, we consider and enter into divestitures from time to time, with the expectation that these transactions will result in increases in cost savings and various other benefits. Strategic divestitures are subject to uncertainty and can be a complex and time-consuming process. If the divestiture is not fully successful or is delayed for a material period of time, we may not achieve the anticipated benefits of the divestiture.
Because we are involved in litigation from time to time and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs as well as reputational harm.
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
Additionally, we are subject to numerous laws in the various jurisdictions in which we operate as well as governmental regulations relating to taxes, environmental protection, product quality standards, data privacy, building and zoning requirements, and employment law matters. If we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs. In addition, our capital expenses could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.
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
We have an unsecured revolving credit facility and unsecured senior notes, which could have important consequences to our financial health. For example, our level of indebtedness could, among other things:

•	make it more difficult to satisfy our financial obligations, including those relating to the senior unsecured notes and our credit facility;

•	increase our vulnerability to adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage;

•
require us to dedicate a substantial portion of our cash flows to service the principal and interest on the debt, reducing the funds available for other business purposes, such as working capital, capital expenditures or other cash requirements;

•	limit our ability to incur additional debt with acceptable terms; and

•	expose us to fluctuations in interest rates.
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
Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could affect our financial results or financial condition.
GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment, impairment of goodwill and other intangible assets, inventories, lease obligations, self-insurance, vendor allowances, tax matters and litigation, are complex and involve many subjective assumptions, estimates and judgments. Changes in accounting standards or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition. The implementation of new accounting standards could also require certain systems, internal process and other changes that could increase our operating costs.
Our stock price is subject to fluctuations, and the value of your investment may decline.
The trading price of our common stock is subject to fluctuations, and may be subject to fluctuations in the future based upon external economic and market conditions. The stock market in general has experienced significant price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of listed companies. These broad market, geopolitical and industry factors among others may harm the market price of our common stock, regardless of our operating performance and growth outlook, and the value of your investment may decline.
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
We are subject to risks related to corporate social responsibility and reputation.
Many factors influence our reputation and the value of our brands including the perception held by our customers, business partners, investors, other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny related to environmental, social and governance activities and disclosures and risk of damage to our reputation and the value of our brands if we fail to act responsibly in a number of areas, such as environmental stewardship, supply chain management, climate change, diversity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.
If we fail to maintain an effective system of internal controls over financial reporting there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, which could result in a loss of investor confidence and negatively impact our business, results of operations, financial condition and stock price.
Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There can be no assurance that all control issues or fraud will be detected. As we continue to grow our business, our internal controls continue to become more complex and require more resources. Any failure to maintain effective controls could prevent us from timely and reliably reporting financial results and may harm our operating results. In addition, if we are unable to conclude that we have effective internal control over financial reporting or, if our independent registered public accounting firm is unable to provide an unqualified report as to the effectiveness of our internal control over financial reporting, as of each fiscal year end, we may be exposed to negative publicity, which could cause investors to lose confidence in our reported financial information. Any failure to maintain effective internal controls and any such resulting negative publicity may negatively affect our business and stock price.
Additionally, the existence of any material weaknesses or significant deficiencies would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us and the market price of our common stock.
We may be adversely affected by changes in the method of determining the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, for our variable rate loans, derivative contracts and other financial assets and liabilities.
Our business relies upon a large volume of loans, derivative contracts and other financial instruments which are directly or indirectly dependent on LIBOR to establish their interest rate and/or value. The U.K. Financial Conduct Authority announced in 2017 that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. It is expected that a transition away from the widespread use of LIBOR to alternative rates is likely to occur during the next several years.
While we have established a working group consisting of key stakeholders from throughout the company to monitor developments relating to LIBOR uncertainty and changes and to guide the Company’s response, the impact of these developments on our business and financial results is not yet known. The transition from LIBOR may cause us to incur increased costs and additional risk. Uncertainty as to the nature of alternative reference rates and as to potential changes in or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans originated prior to 2021. If LIBOR rates are no longer available, any successor or replacement interest rates may perform differently, which may affect our net interest income, change our market risk profile and require changes to our risk, pricing and hedging strategies. Any failure to adequately manage this transition could adversely impact our business, results of operations and cash flows.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2.    PROPERTIES.
The following table summarizes distribution centers, retail stores and branches as of December 31, 2019:

	Distribution Centers	Stores/Branches
Automotive Parts:
North America	81	1,424
Europe	62	692
Australasia	12	553
Total Automotive Parts	155	2,669
Industrial Parts:
North America	15	551
Australasia	8	184
Total Industrial Parts	23	735
Business Products	44	0
Total	222	3,404
In addition to the properties set forth above the Company has various headquarters, shared service centers and other facilities. The Company's corporate and U.S. Automotive Parts Group headquarters are located in two office buildings owned by the Company in Atlanta, Georgia. The Company generally owns distribution centers and leases retail stores and branches. We believe that our facilities on the whole are in good condition, are adequately insured, are fully utilized and are suitable and adequate to conduct the business of our current operations.
ITEM 3.    LEGAL PROCEEDINGS.
The Company is subject to various legal and governmental proceedings, many involving routine litigation incidental to the businesses, including approximately 1,615 product liability lawsuits resulting from its national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts distributed by the Company. While litigation of any type contains an element of uncertainty, the Company believes that its defense and ultimate resolution of pending and reasonably anticipated claims will continue to occur within the ordinary course of the Company’s business and that resolution of these claims will not have a material effect on the Company’s business, results of operations or financial condition.

ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information Regarding Common Stock
The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol “GPC.”
Stock Performance Graph
Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return on the Company’s common stock against the cumulative total shareholder return of the Standard and Poor’s ("S&P") 500 Stock Index and a peer group composite index (“Peer Index”) structured by the Company as set forth below for the five year period that commenced December 31, 2014 and ended December 31, 2019. This graph assumes that $100 was invested on December 31, 2014 in Genuine Parts Company common stock, the S&P 500 Stock Index (the Company is a member of the S&P 500 Stock Index, and its cumulative total shareholder return went into calculating the S&P 500 Stock Index results set forth in the graph) and the peer group composite index as set forth below and assumes reinvestment of all dividends.
Comparison of five year cumulative total shareholder return
Genuine Parts Company, S&P 500 Stock Index and peer group composite index

Cumulative Total Shareholder Return $ at Fiscal Year End	2014	2015	2016	2017	2018	2019
Genuine Parts Company	$100.00	$82.86	$94.71	$97.03	$101.02	$115.21
S&P 500 Stock Index	$100.00	$101.38	$113.51	$138.28	$132.23	$173.86
Peer Index	$100.00	$87.89	$92.97	$108.80	$89.45	$113.61
In constructing the Peer Index for use in the stock performance graph above, the Company used the shareholder returns of various publicly held companies (weighted in accordance with each company’s stock market capitalization at December 31, 2014 and including reinvestment of dividends) that compete with the Company in three industry segments: automotive parts, industrial parts and business products (each group of companies included in the Peer Index as competing with the Company in a separate industry segment is hereinafter referred to as a “Peer Group”). Included in the automotive parts Peer Group are those companies making up the Dow Jones U.S. Auto Parts Index (the Company is a member of such industry group, and its individual shareholder return was included when calculating the Peer Index results set forth in the performance graph). Included in the industrial parts Peer Group are Applied Industrial Technologies, Inc., Fastenal Company, and W.W. Grainger, Inc. and included in the business products Peer Group is Office Depot, Inc.

In determining the Peer Index, each Peer Group was weighted to reflect the Company’s annual net sales in each industry segment. Each industry segment of the Company comprised the following percentages of the Company’s net sales for the fiscal years shown:

Industry Segment	2014	2015	2016	2017	2018	2019
Automotive Parts	53%	52%	53%	53%	56%	57%
Industrial Parts	36%	35%	34%	35%	34%	34%
Business Products	11%	13%	13%	12%	10%	9%
Holders
As of December 31, 2019, there were 4,200 holders of record of the Company’s common stock. The number of holders of record does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.
Issuer Purchases of Equity Securities
The following table provides information about the purchases of shares of the Company’s common stock during the three month period ended December 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2019 through October 31, 2019	42,966	$103.06	—	15,631,936
November 1, 2019 through November 30, 2019	61,548	$105.48	—	15,631,936
December 1, 2019 through December 31, 2019	101,863	$105.40	10,816	15,621,120
Totals	206,377	$104.94	10,816	15,621,120

(1)
Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.

(2)
On November 17, 2008, and August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15.0 million shares and 15.0 million shares, respectively. The authorization for these repurchase plans continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 0.6 million shares authorized in the 2008 plan and 15.0 million shares authorized in the 2017 plan remain available to be repurchased by the Company. There were no other repurchase plans announced as of December 31, 2019.

ITEM 6.    SELECTED FINANCIAL DATA.
The following table sets forth certain selected historical financial and operating data of the Company as of the dates and for the periods indicated. The following selected financial data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other financial information, as well as in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Net sales	$19,392,305	$18,735,073	$16,308,801	$15,339,713	$15,280,044
Cost of goods sold	$13,076,036	$12,751,286	$11,402,403	$10,740,106	$10,724,192
Operating and non-operating expenses, net	$5,485,969	$4,908,175	$3,897,130	$3,525,267	$3,432,171
Income before taxes	$830,300	$1,075,612	$1,009,268	$1,074,340	$1,123,681
Income taxes	$209,215	$265,138	$392,511	$387,100	$418,009
Net income	$621,085	$810,474	$616,757	$687,240	$705,672
Weighted average common shares outstanding during year — assuming dilution	146,417	147,241	147,701	149,804	152,496
Per common share:
Diluted net income	$4.24	$5.50	$4.18	$4.59	$4.63
Dividends declared	$3.05	$2.88	$2.70	$2.63	$2.46
December 31 closing stock price	$106.23	$96.02	$95.01	$95.54	$85.89
Total debt, less current maturities	$2,802,056	$2,432,133	$2,550,020	$550,000	$250,000
Total equity	$3,695,500	$3,471,991	$3,464,156	$3,207,356	$3,159,242
Total assets	$14,645,629	$12,683,040	$12,412,381	$8,859,400	$8,144,771
During the fourth quarter of 2019, we approved and began to implement the 2019 Cost Savings Plan, which resulted in recognizing $154.9 million in total restructuring costs and special termination costs primarily related to planned workforce reductions and facility closures and consolidations. Also in the fourth quarter of 2019, we recorded a goodwill impairment charge related to the Business Products reporting unit totaling $82.0 million. Refer to the restructuring footnote and the goodwill and other intangible assets footnote in the Notes to Consolidated Financial Statements for additional information.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and resources. Such forward-looking statements should be read in conjunction with our disclosures under “Item 1A. Risk Factors” of this Form 10-K.
This section of this Form 10-K generally discusses 2019 and 2018 results and year-to-year comparisons between 2019 and 2018 results. Discussions of 2017 results and year-to-year comparisons between 2018 and 2017 results are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
OVERVIEW
Genuine Parts Company is a service organization engaged in the global distribution of automotive replacement parts, industrial parts and business products. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. In 2019, the Company conducted business in North America, Europe and Australasia from approximately 3,600 locations.
The Company's Automotive Parts Group operated in the U.S., Canada, France, the UK, Germany, Poland, the Netherlands, Belgium, Australia and New Zealand in 2019, and accounted for 57% of total revenues for the year. Our Industrial Parts Group entered 2019 with operations in the U.S., Canada, Mexico, and expanded its operations into Australia, New Zealand, Indonesia and Singapore in July 2019 with the addition of the Inenco business. The Industrial Parts Group accounted for 34% of the Company's total revenues in 2019. Our Business Products Group operated in the U.S. and Canada in 2019, although its Canadian operations were divested, effective January 1, 2020. The Business Products Group accounted for 9% of total revenues in 2019.

At Genuine Parts Company, our mission is to be a world-class service organization and the employer of choice, supplier of choice, valued customer, good corporate citizen and investment of choice. Our strategic financial objectives are intended to align with our mission and drive value for all our stakeholders. Our strategic financial objectives include: (1) top line revenue growth (2) improved operating margin, (3) strong balance sheet and cash flow and (4) effective capital allocation.
Top Line Revenue
The Company's strategy for top line revenue growth includes a combination of organic and acquisitive initiatives designed to outpace the industry, improve the market share in each of our business segments and position the Company for sustained long-term growth. In 2019, this strategy led to 1.7% comparable sales growth and a 4.6% contribution from acquisitions. Comparable store sales (also called organic sales or core sales) refer to period‑over‑period comparisons of our net sales excluding the impact of acquisitions, divestitures and foreign currency.
Our strategic initiatives also led us to divest of certain non-core businesses determined to be slower-growth and lower-margin operations. These divestitures and the unfavorable impact of foreign currency partially offset our total sales growth for the year.
Operating Margins
The Company targets continuous operating margin improvement each year. In 2019, the competitive dynamics across our businesses, as well as the continued cost pressures and the need to invest in a more productive and efficient cost structure led us to expand and accelerate our initiatives to improve the operating performance of the Company. These efforts produced improved gross margins in 2019 and we believe created a path for significant cost savings in the years ahead.
In October of 2019, the Company approved and began to implement certain restructuring actions across its subsidiaries primarily targeted at simplifying organizational structures and distribution networks (the "2019 Cost Savings Plan"). The Company expects the 2019 Cost Savings Plan to result in $100 million in annualized operating expense reductions by allowing it to more effectively and efficiently manage its businesses. Among other things, the 2019 Cost Savings Plan will result in workforce reductions and facility closures and consolidations. The Company executed a voluntary retirement program ("VRP") for its U.S. and Canadian subsidiaries in the fourth quarter of 2019 in connection with this plan. The Company is well underway in executing the 2019 Cost Savings Plan.
Balance Sheet and Cash Flow
The Company is focused on maintaining a strong balance sheet and generating strong cash flows to support our growth initiatives. In 2019, we deployed less total working capital and improved our working capital efficiency, or working capital as a percent of total revenues, to 8.0%.
The Company generated $892.0 million in cash from operations and also benefited from cash proceeds associated with the sale of certain non-core businesses in 2019, as noted before. We utilized our cash for effective capital allocation.
Capital Allocation
The Company's priorities for effective capital allocation have remained consistent for many years. In 2019, we used cash for key investments in the form of capital expenditures and accretive acquisitions, as well as the return of capital to our shareholders via cash dividends and opportunistic share repurchases.
RESULTS OF OPERATIONS
Our results of operations are summarized below for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
(In thousands, except per share data)	2019	2018
Net sales	$19,392,305	$18,735,073
Gross margin	$6,316,269	$5,983,787
Net income	$621,085	$810,474
Diluted net income per common share	$4.24	$5.50
Net Sales
Consolidated net sales for the year ended December 31, 2019 totaled $19.4 billion, up 3.5% from 2018. 2019 net sales included an approximate 4.6% contribution from acquisitions, net of store closures and an approximate 1.7% increase in core sales. The Company's sale of certain non-core businesses determined to be slower-growth and lower-margin operations partially offset total sales by 1.4%. Additionally, the unfavorable impact of foreign currency partially offset total sales by 1.4%.

The Company's core sales growth, which represents the Company's comparable sales, included both the increase in sales volume and product inflation. The impact of product inflation varied by business segment in 2019, with prices up approximately 2.4% in the U.S. Automotive and Industrial segments and up approximately 3.0% in the Business Products segment. Due to the Company's global initiatives to grow revenues, we believe it is well positioned for sustainable long-term growth.
Automotive Group
Net sales for the Automotive Group (“Automotive”) were $11.0 billion in 2019, a 4.4% increase from 2018. The increase in sales consists of an approximate 5.0% contribution from acquisitions, a 2.3% comparable sales increase and a 2.3% negative impact of currency translation associated with our automotive businesses in Canada, Australasia, Europe and Mexico. In addition, the sale of Auto Todo in 2019, the Company's legacy automotive business in Mexico, slightly offset total sales for the Automotive Group.
Automotive sales were positively impacted by product inflation of 2.4% in the U.S. operations. In 2019, total Automotive revenues were up approximately 2.3% in the first quarter, up 1.4% in the second quarter, up 5.3% in the third quarter and up 8.7% in the fourth quarter, with the higher third and fourth quarter increases due to the positive impact of various acquisitions. In particular, we expanded our European footprint in June with the acquisition of PartsPoint Group in the Netherlands and Belgium. Sound industry fundamentals and effective growth strategies drove organic growth of approximately 3% or more in the U.S., Canada and Australasia. This was offset by core sales declines in our European operations, which faced several challenges in 2019 primarily related to regional economic and geopolitical concerns. Our team in Europe worked throughout the year to navigate these challenges, resulting in improved sales trends in Europe in the last half of the year. In our view, the underlying fundamentals in the automotive aftermarket, including trends related to the overall number and age of the vehicle population, as well as the continued increase in miles driven, remain supportive of sustained demand for automotive aftermarket maintenance and supply items across the markets we serve. We expect these fundamentals and our ongoing sales initiatives to drive sales growth for the Automotive Group in 2020.
Industrial Parts Group
Net sales for the Industrial Parts Group (“Industrial”) were $6.5 billion in 2019, up 3.6% from 2018. The increase in sales reflects an approximate 5.2% contribution from acquisitions and a 1.7% increase in comparable sales, offset by an approximate 3.1% decrease in net sales related to the sale of EIS, a non-core component of the industrial business due to its slower-growth and lower-margin profile. Total Industrial sales were positively impacted by product inflation of 2.4%, as a portion of this increase was passed through to customers and is included in the comparable sales increase. Industrial revenues were up approximately 5.7% in the first quarter of 2019, up 4.9% in the second quarter, up 9.9% in the third quarter and down 5.9% in the fourth quarter. These quarterly results reflect the impact of several factors, including the slowing trend in the industrial economy throughout the course of the year, as evidenced by weakening economic indicators such as Manufacturing Industrial Production and the Purchasing Managers Index, among others. In addition, the July acquisition of Inenco, one of Australasia's leading industrial distributors, and the sale of EIS on September 30, 2019, impacted the quarterly sales comparisons for the Industrial Group in 2019. We are confident in our growth plans for 2020, both in North America and Australasia, but also expect to experience a relatively slow industrial economy through at least the first half of the year.
Business Products Group
Net sales for S.P. Richards, our Business Products Group (“Business Products”), were $1.9 billion in 2019, a decrease of 1.8% from 2018. The decrease in sales reflects the decline in core sales and was especially pronounced in the fourth quarter, which was significantly slower relative to the first three quarters of the year due to industry consolidation and increased competition.
Sales were up approximately 1.0% in the first quarter, down 1.1% in the second quarter, down 0.9% in the third quarter and down 6.3% in the fourth quarter of 2019. While the business products industry continues to face significant challenges, our strategy to diversify our traditional product offering into the large and growing Facilities, Breakroom and Safety Supplies ("FBS") category has partially offset these challenges. On January 1, 2020, we divested of our Canadian operations in the Business Products Group to simplify our business model and focus on our U.S. operations. As we look ahead, we remain focused on our core growth initiatives and maximizing the growth prospects for our diversified business, but will also continue to evaluate all opportunities that may help us more effectively navigate the evolving industry dynamics in which this group competes.
Cost of Goods Sold
The Company includes in cost of goods sold the actual cost of merchandise, which represents the vast majority of this line item. Other items in cost of goods sold include warranty costs and in-bound freight from the suppliers, net of any vendor allowances and incentives. Cost of goods sold was $13.1 billion in 2019, a 2.5% increase from $12.8 billion in 2018. The increase in cost of goods sold in 2019 compares to a 3.5% total sales increase and is a positive reflection of our global supply chain initiatives, the lower cost of goods sold models at certain acquired companies such as PartsPoint and Inenco, and the sale of the lower margin EIS business. These items were slightly offset by relatively unchanged levels of supplier incentives in 2019 compared to 2018. Cost of goods sold represented 67.4% of net sales in 2019, decreasing from 68.1% of net sales in 2018.

In 2019 and 2018, each of the Company's business segments experienced vendor price increases. In 2019, tariffs on certain goods sourced directly or indirectly from China were a contributing factor in the price increases for the automotive and business products segments. Historically where we experience price increases, we are able to work with our customers to pass most of these increases along to them.
Operating Expenses
The Company includes in selling, administrative and other expenses (“SG&A”) all personnel and personnel-related costs at its headquarters, distribution centers, stores and branches, which accounts for more than 60% of total SG&A. Additional costs in SG&A include our facilities, delivery, marketing, advertising, technology, digital, legal and professional costs.
SG&A of $4.9 billion in 2019 increased by $0.3 billion or approximately 6.9% from 2018. This represents 25.4% of net sales in 2019 compared to 24.6% of net sales in 2018. The increase in SG&A expenses from the prior year reflects a combination of factors, including the impact of increased sales for the year. In addition, our expenses reflect the impact of higher cost and higher gross margin models at certain acquired businesses, including PartsPoint and Inenco, as well as the sale of EIS, which had a lower level of SG&A expenses relative to total sales. We also experienced rising costs in areas such as labor, freight and delivery, insurance, legal and professional and technology for the year, although our labor and freight costs trended more favorably in the fourth quarter. Further, we incurred incremental costs associated with our acquisitions during the year. The increase in SG&A expenses as a percentage of net sales in 2019 relative to the prior year reflects the cost increases described above as well as the loss of leverage associated with the 1.7% comparable sales growth for the Company.
To improve on our SG&A expense levels, we continue to execute on our growth initiatives to better leverage our expenses. Additionally, we are working towards a lower cost and highly effective infrastructure via steps to accelerate the integration of our acquisitions, investments to enhance our productivity and innovative strategies to unlock greater savings and efficiencies across our operations. Through the 2019 Costs Savings Plan discussed above, the Company expects to reduce expenses by an annualized run-rate of $100 million by the end of 2020.
Depreciation and amortization expense was $270.3 million in 2019, an increase of approximately $28.7 million, or 11.9%, from 2018, due primarily to the impact of acquisitions and the increase in capital expenditures relative to the prior year. The provision for doubtful accounts was $14.9 million in 2019, a $2.2 million decrease from 2018. We believe the Company is adequately reserved for bad debts at December 31, 2019.
In addition, the Company approved and began to implement the 2019 Cost Savings Plan discussed above, which resulted in the recognition of $112.2 million in restructuring costs that are accounted for as a component of operating expenses. The restructuring costs are primarily associated with severance and other employee costs, including a voluntary retirement program, and facility and closure costs related to the consolidation of operations. Refer to the restructuring footnote in the Notes to Consolidated Financial Statements for additional information.
For the year ended December 31, 2019, the Company recorded a goodwill impairment charge related to its Business Products Group totaling $82.0 million. Several factors that developed in the fourth quarter of 2019 led to this charge, including: (i) greater uncertainty associated with long-term industry trends and the competitive environment and (ii) fourth quarter results, including segment profitability, that were below management expectations due primarily to a reduction in volume with certain national account customers. Management concluded that no other assets were impaired. Refer to the goodwill and other intangible assets footnote in the Notes to Consolidated Financial Statements for additional information.
If there are sustained declines in macroeconomic or business conditions in future periods affecting the projected earnings and cash flows at our reporting units, among other things, there can be no assurance that goodwill at one or more reporting units may not be impaired. Nonetheless, as of December 31, 2019, we believe the remaining goodwill on our consolidated balance sheet is recoverable at each respective reporting unit.
Non-Operating Expenses and Income
Non-operating expenses included interest expense of $95.7 million in 2019 and $101.9 million in 2018. The $6.2 million decrease in interest expense in 2019 reflects the combination of the repayment of debt throughout the year and lower interest rates on certain variable interest debt instruments. To offset potential rising interest rates, the Company has entered into interest hedge products to increase our fixed interest rate debt relative to total debt.
The Company recorded $42.8 million in special termination costs related to benefits provided through the Company's defined benefit plans to employees that accepted the VRP package as part of the Company's 2019 Cost Savings Plan. Refer to the restructuring footnote in the Notes to Consolidated Financial Statements for additional information.
In “Other”, the net benefit of interest income, equity method investment income, investment dividends, noncontrolling interests and pension income in 2019 was $66.0 million, an approximate $1.8 million decrease from the prior year primarily driven by lower interest income.

Income Before Income Taxes
Income before income taxes was $830.3 million in 2019, down 22.8% from 2018. As a percentage of net sales, income before income taxes was 4.3% in 2019 compared to 5.7% in 2018. Adjusted for certain costs noted above and presented in Non-GAAP Measures below, income before income taxes was relatively unchanged from the prior year at $1.1 billion and 5.7% of net sales.
Income before income taxes is used as the measure of segment profit for each business segment. Segment profit is calculated as net sales less operating expenses excluding general corporate expenses, interest expense, equity in income from investees, intangible asset amortization, income attributable to noncontrolling interests and other unallocated amounts that are driven by corporate initiatives and adjusted in Non-GAAP Measures (as described further below). Segment profit as a percent of revenues reflects the segment margin for each business segment.
Automotive Group
Automotive's segment profit decreased 2.8% in 2019 from 2018 and segment margin was 7.6% in 2019 as compared to 8.1% in 2018. The decrease in segment margin reflects the loss of expense leverage due to the 2.3% growth in comparable sales for Automotive, as this group requires approximately 3.0% comparable sales growth to leverage its fixed costs. In addition, rising costs in several areas as described above negatively impacted Automotive's segment margin. By geography, the Company's European automotive operations were most challenged in 2019 and primarily account for Automotive's decline in margin for the year. To improve Automotive's segment margin, this group is focused on several initiatives to grow sales and has also enhanced its cost management initiatives to drive savings in 2020 and the years ahead.
Industrial Group
Industrial’s segment profit increased 7.1% in 2019 from 2018 and segment margin was 8.0%, an increase from 7.7% in 2018. The improvement in segment margin for this group primarily reflects the benefit of improved gross margins, despite the slowing sales trend during the year and 1.7% comparable sales growth. 2019 was a transformative year for Industrial, given the the addition of Inenco in Australasia and sale of EIS. The Company believes that the Industrial Group is well-positioned for further growth in 2020.
Business Products Group
Business Product's segment profit was down 12.4% in 2019 from 2018 and segment margin decreased to 4.1% from 4.6%. The decrease in segment margin primarily reflects the pressures associated with rising costs and the deleveraging of expenses due to the decrease in sales for this group caused by industry consolidation and increased competition. Nonetheless, the Business Products Group enters 2020 focused on its core growth initiatives, the further diversification of its business and the ongoing evaluation of options for new and enhanced opportunities to maximize the growth prospects for this business.
Income Taxes
The effective income tax rate of 25.2% in 2019 increased from 24.6% in 2018. The increase in rate is primarily due to geographic income tax rate mix shifts and the impact of one-time transaction and other costs, as well as changes in the realizability of future tax benefit adjustments recorded in the comparable periods.
Net Income
Net income was $621.1 million in 2019, a decrease of 23.4% from $810.5 million in 2018. On a per share diluted basis, net income was $4.24 in 2019, down 22.9% compared to $5.50 in 2018. Net income was 3.2% of net sales in 2019 compared to 4.3% of net sales in 2018. Adjusted net income was $833.2 million in 2019, down 0.3% from adjusted net income in 2018. On a per share diluted basis, adjusted net income was $5.69, a 0.2% increase compared to adjusted diluted net income per share of $5.68 in 2018. Adjusted net income and adjusted diluted net income per share, both Non-GAAP measures, in 2019 and 2018 exclude those items noted above. See "Non-GAAP Measures" below for more information and for a reconciliation to GAAP.
Non-GAAP Measures
The following table sets forth a reconciliation of net income and diluted net income per common share to adjusted net income and adjusted diluted net income per common share to account for the impact of adjustments. The Company believes that the presentation of adjusted net income and adjusted diluted net income per common share, which are not calculated in accordance with GAAP, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to both management and investors that is indicative of the Company's core operations. The Company considers these metrics useful to investors because they provide greater transparency into management’s view and assessment of the Company’s ongoing operating performance by removing items management believes are not representative of our continuing operations and may distort our longer-term operating trends. We believe these measures to be useful to enhance the comparability of our results from period to period and with our competitors, as well as to show ongoing results from operations distinct from items that are infrequent or not associated with the Company’s core operations. The Company does not, nor does it suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.

	Year Ended December 31,
(In thousands, except per share data)	2019	2018
GAAP net income	$621,085	$810,474
Diluted net income per common share	$4.24	$5.50

Adjustments:
Restructuring (1)	154,941	—
Goodwill impairment charge (2)	81,968	—
Realized currency and other divestiture losses (3)	41,499	—
Termination fee (4)	—	(12,000)
Gain on equity investment (5)	(38,663)	—
Transaction and other costs (6)	33,506	48,105
Total adjustments	273,251	36,105
Tax impact of adjustments	(61,155)	(10,497)
Adjusted net income	$833,181	$836,082
Adjusted diluted net income per common share	$5.69	$5.68
(1) Adjustment reflects restructuring and special termination costs related to the 2019 Cost Savings Plan announced in the fourth quarter of 2019. The costs are primarily associated with severance and other employee costs, including a voluntary retirement program, and facility and closure costs related to the consolidation of operations.
(2) Adjustment reflects a fourth quarter goodwill impairment charge related to our Business Products reporting unit.
(3) Adjustment reflects realized currency and other divestitures losses primarily related to the sale of EIS and Grupo AutoTodo.
(4) Adjustment reflects a termination fee received in the third quarter of 2018 related to the attempted Business Products Group spin-off .
(5) Adjustment relates to the gain recognized upon remeasuring the Company's preexisting 35% equity investment to fair value upon acquiring the remaining equity of Inenco on July 1, 2019.
(6) Adjustment reflects transaction and other costs related to acquisitions and divestitures in 2019.
FINANCIAL CONDITION
The Company’s cash balance of $277.0 million at December 31, 2019 compares to cash of $333.5 million at December 31, 2018, as discussed further below. For the year ended December 31, 2019, the Company used $724.7 million for acquisitions and other investing activities, $438.9 million for dividends paid to the Company’s shareholders, and $297.9 million for investments in the Company via capital expenditures. These items were offset by the Company’s earnings and net cash provided by operating activities.
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
The ratio of current assets to current liabilities was 1.24 to 1 at December 31, 2019 and 1.28 to 1 at 2018, and our liquidity position remains solid. We continue to negotiate extended payment dates with our vendors. Certain vendors participate in financing arrangements with financial institutions that allow the vendors to receive payment earlier while we pay the financial institution based on the underlying vendor invoice amounts and due dates. The Company’s total debt outstanding at December 31, 2019 increased by $282.8 million or 9.0% from December 31, 2018, due primarily to additional private placement debt to fund various acquisitions.

Sources and Uses of Cash
A summary of the Company’s consolidated statements of cash flows is as follows:

	Year Ended December 31,
(In thousands)	2019	2018	$ Change	% Change
Operating activities	$892,010	$1,145,164	$(253,154)	(22.1)%
Investing activities	$(563,206)	$(496,124)	$(67,082)	13.5%
Financing activities	$(385,962)	$(608,830)	$222,868	(36.6)%
Operating Activities
The Company continues to generate cash, and in 2019 net cash provided by operating activities totaled $892.0 million, a $253.2 million, or 22.1%, decrease from 2018. The decrease in cash provided by operating activities was primarily due to the change in working capital in 2019 as compared to 2018, as the Company's increase in accounts payable was less than in the prior year.
Investing Activities
Net cash used in investing activities was $563.2 million in 2019 compared to $496.1 million in 2018, a $67.1 million, or 13.5%, increase. In 2019, net cash used in investing activities included $724.7 million used for acquisitions of businesses and other investing activities, an increase of $446.4 million, or 160.3%, from 2018, and capital expenditures of $297.9 million, an increase of $65.4 million, or 28.2%, from the prior year. Capital expenditures were in-line with our original estimate of $300 million for the year, and we estimate that cash used for capital expenditures in 2020 will be in the range of $300 million to $330 million. The Company received $434.6 million in proceeds for the divestiture of businesses during the year and $24.8 million in proceeds from the sale of property, plant and equipment. These items partially offset the net cash used in investing activities described above.
Financing Activities
Net cash used in financing activities in 2019 totaled $386.0 million, a decrease of $222.9 million, or 36.6%, from the $608.8 million in cash used in financing activities in 2018. Primarily, the decrease reflects the net proceeds from debt issued in 2019 as compared to the net payments on debt in 2018. For the years presented, the Company's financing activities also included the use of cash for dividends paid to shareholders and repurchases of the Company’s common stock. The Company paid dividends to shareholders of $438.9 million and $416.0 million during 2019 and 2018, respectively. The Company expects this trend of increasing dividends to continue in the foreseeable future. During 2019 and 2018, the Company repurchased $74.2 million and $92.0 million, respectively, of the Company’s common stock. We expect to remain active in our share repurchase program, but the amount and value of shares repurchased will vary and is at the discretion of the Company's board of directors.
Notes and Other Borrowings
The Company maintains a $2.6 billion multi-currency Syndicated Facility Agreement (the "Syndicated Facility") with a consortium of financial institutions, which matures in October 2022 and bears interest at London Inter-bank Offered Rate ("LIBOR") plus a margin, which is based on the Company’s debt to earnings before interest, tax, depreciation and amortization ("EBITDA") ratio. The Company also has the option to increase the borrowing capacity up to an additional $1 billion, as well as an option to decrease the borrowing capacity or terminate the facility with appropriate notice. At December 31, 2019, approximately $1.4 billion was outstanding under this line of credit. Due to the workers’ compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of approximately $65 million and $64 million outstanding at December 31, 2019 and 2018, respectively.
At December 31, 2019, the Company had unsecured Senior Notes outstanding of $2.0 billion. These borrowings contain covenants related to a maximum debt to EBITDA ratio and certain limitations on additional borrowings. At December 31, 2019, the Company was in compliance with all such covenants. The weighted average interest rate on the Company’s total outstanding borrowings was approximately 2.18% at December 31, 2019 and 2.71% at December 31, 2018. Total interest expense, net of interest income, for all borrowings was $91.3 million, $92.1 million and $38.7 million in 2019, 2018 and 2017, respectively. Refer to the credit facilities footnote the Consolidated Financial Statements for more information.
Contractual and Other Obligations
The following table shows the Company’s approximate obligations and commitments, including interest due on credit facilities, to make future payments under specified contractual obligations as of December 31, 2019:

Contractual Obligations

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Credit facilities	$3,426,099	$624,043	$903,525	$609,138	$1,289,393
Operating leases	1,196,927	301,325	444,369	230,200	221,033
Total contractual cash obligations	$4,623,026	$925,368	$1,347,894	$839,338	$1,510,426
Due to the uncertainty of the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2019, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $18.0 million of unrecognized tax benefits have been excluded from the contractual obligations table above. Refer to the income taxes footnote in the Notes to Consolidated Financial Statements for a discussion on income taxes.
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
The Company guarantees the borrowings of certain independently owned automotive parts stores (independents) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (affiliates). The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantee. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings. The following table shows the Company’s approximate commercial commitments as of December 31, 2019:
Other Commercial Commitments

		Amount of Commitment Expiration per Period
(In thousands)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Standby letters of credit	$65,322	$65,322	$—	$—	$—
Guaranteed borrowings of independents and affiliates	904,662	514,353	379,039	11,270	—
Total commercial commitments	$969,984	$579,675	$379,039	$11,270	$—
In addition, the Company sponsors defined benefit pension plans that may obligate us to make contributions to the plans from time to time. Contributions in 2019 were $15.8 million. We expect to make $6.9 million in cash contributions to our qualified defined benefit plans in 2020, however, contributions required for 2020 and future years will depend on a number of unpredictable factors including the market performance of the plans’ assets and future changes in interest rates that affect the actuarial measurement of the plans’ obligations.
Share Repurchases
In 2019, the Company repurchased approximately 0.8 million shares of its common stock and the Company had remaining authority to purchase approximately 15.6 million shares of its common stock at December 31, 2019.
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
We describe in this section certain critical accounting policies that require us to make significant estimates, assumptions and judgments. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the preparation of the consolidated financial statements. For further information on the critical accounting policies, see the summary of significant accounting policies footnote in the Notes to Consolidated Financial Statements.
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
Allowance for Doubtful Accounts — Methodology
The Company evaluates the collectability of trade accounts receivable based on a combination of factors. The Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and periodically adjusts this estimate when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2019, 2018 and 2017, the Company recorded provisions for doubtful accounts of approximately $14.9 million, $17.1 million, and $13.9 million, respectively.
Consideration Received from Vendors
The Company may enter into agreements at the beginning of each year with many of its vendors that provide for inventory purchase incentives. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of these incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes the Company will continue to receive consideration from vendors in 2020 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future or that we will be able to achieve the specified volumes necessary to take advantage of such incentives.
Impairment of Property, Plant and Equipment and Goodwill and Other Intangible Assets
At least annually, the Company evaluates property, plant and equipment, goodwill and other intangible assets for potential impairment indicators. The Company’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance, among other factors. Future events could cause the Company to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating for impairment also requires the Company to estimate future operating results and cash flows which requires judgment by management. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. Refer to the goodwill and other intangible assets footnote of the Notes to Consolidated Financial Statements for further information on the results of the Company's annual goodwill impairment testing.
Employee Benefit Plans
The Company’s benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of the Company’s pension plan assets. The plans in Europe are unfunded and therefore there are no plan assets. The pension plan investment strategy implemented by the Company’s management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in the U.S. and Canada, as well as fiduciary standards. The long-term primary objectives for the pension plan funds are to provide for a reasonable amount of long-term growth of capital without undue exposure to risk, protect the assets from erosion of purchasing power and provide investment results that meet or exceed the pension plans’ actuarially assumed long-term rates of return. The Company’s investment strategy with respect to pension plan assets is to generate a return in excess of the passive portfolio benchmark (47% S&P 500 Index, 5% Russell Mid Cap Index, 7% Russell 2000 Index, 5% MSCI EAFE Index, 5% DJ Global Moderate Index, 3% MSCI Emerging Market Net, and 28% Barclays U.S. Long Govt/Credit).
We make several critical assumptions in determining our pension plan assets and liabilities and related pension income. We believe the most critical of these assumptions are the expected rate of return on plan assets and the discount rate. Other assumptions we make relate to employee demographic factors such as rate of compensation increases, mortality rates, retirement patterns and turnover rates. Refer to the employee benefit plans footnote of the Notes to Consolidated Financial Statements for more information regarding these assumptions.

Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2020 pension income is 7.11% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.
The discount rate is chosen as the rate at which pension obligations could be effectively settled and is based on capital market conditions as of the measurement date. We have matched the timing and duration of the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed income debt instruments to select our discount rate. Based upon this cash flow matching analysis, we selected a weighted average discount rate for the plans of 3.4% at December 31, 2019.
Net periodic benefit income for our defined benefit pension plans was $16.2 million, $15.8 million, and $12.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. The income associated with the pension plans in 2019, 2018 and 2017 reflects the impact of the hard freeze effective December 31, 2013. No further benefits were provided after this date for additional credited service or earnings and all participants became fully vested as of December 31, 2013. Refer to the employee benefit plans footnote of the Notes to Consolidated Financial Statements for more information regarding employee benefit plans.
Business Combinations
When the Company acquires businesses, it applies the acquisition method of accounting and recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values on the acquisition date, which requires significant estimates and assumptions. Goodwill is measured as the excess of the fair value of the consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method requires the Company to record provisional amounts for any items for which the accounting is not complete at the end of a reporting period. The Company must complete the accounting during the measurement period, which cannot exceed one year. Adjustments made during the measurement period could have a material impact on the Company's financial condition and results of operations.
The Company typically measures customer relationship and other intangible assets using an income approach. Significant estimates and assumptions used in this approach include discount rates and certain assumptions that form the basis of the forecasted cash flows expected to be generated from the asset (e.g., future revenue growth rates, operating margins and attrition rates). If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, the Company could record impairment charges. In addition, the Company has estimated the economic lives of certain acquired tangible and intangible assets and these lives are used to calculate depreciation and amortization expense. If the Company's estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.
Legal and Product Liabilities
The Company accrues for potential losses related to legal disputes, litigation, product liabilities, and regulatory matters when it is probable (more likely than not) that the Company will incur a loss and the amount of the loss can be reasonably estimated.
To calculate product liabilities, the Company estimates potential losses relating to pending claims and also estimates the likelihood of additional, similar claims being filed against the Company in the future. To estimate potential losses on claims that could be filed in the future, the Company considers claims pending against the Company, claim filing rates, the number of codefendants and the extent to which they share in settlements, and the amount of loss by claim type. The estimated losses for pending and potential future claims are calculated on a discounted basis using risk-free interest rates derived from market data about monetary assets with maturities comparable to those of the projected product liabilities. The Company uses an actuarial specialist to assist with measuring its product liabilities. Refer to the commitments and contingencies footnote of the Notes to Consolidated Financial Statements for additional information regarding product liabilities.
Self Insurance
The Company is self-insured for the majority of its group health insurance costs. A reserve for claims incurred but not reported is developed by analyzing historical claims data provided by the Company’s claims administrators. These reserves are included in accrued expenses in the accompanying consolidated balance sheets as the expenses are expected to be paid within one year.
Long-term insurance liabilities consist primarily of reserves for the Company's workers’ compensation program. In addition, the Company carries various large risk deductible workers’ compensation policies for the majority of workers’ compensation liabilities. The Company records the workers’ compensation reserves based on an analysis performed by an independent actuary. The analysis calculates development factors, which are applied to total reserves as provided by the various insurance companies who underwrite the program. While the Company believes that the assumptions used to calculate these liabilities are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect workers’ compensation costs.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Refer to the summary of significant accounting policies footnote in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.
QUARTERLY RESULTS OF OPERATIONS
The following is a summary of the quarterly results of operations for the years ended December 31, 2019 and 2018:

	Three Months Ended
(In thousands, except per share data)	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019
Net sales	$4,736,833	$4,934,260	$5,015,023	$4,706,189
Gross profit	$1,508,168	$1,598,581	$1,624,426	$1,585,094
Net income	$160,250	$224,430	$227,487	$8,918
Earnings per share:
Basic	$1.10	$1.54	$1.56	$0.06
Diluted	$1.09	$1.53	$1.56	$0.06

	Three Months Ended
(In thousands, except per share data)	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
Net sales	$4,586,294	$4,822,065	$4,722,922	$4,603,792
Gross profit	$1,435,807	$1,521,586	$1,484,235	$1,542,159
Net income	$176,576	$226,972	$220,227	$186,699
Earnings per share:
Basic	$1.20	$1.55	$1.50	$1.28
Diluted	$1.20	$1.54	$1.49	$1.27
During the fourth quarter of 2019, we approved and began to implement the 2019 Cost Savings Plan, which resulted in recognizing $154.9 million in total restructuring costs and special termination costs primarily due to planned workforce reductions and facility closures and consolidations. Also in the fourth quarter of 2019, we recorded a goodwill impairment charge related to the Business Products reporting unit totaling $82.0 million. Refer to the restructuring footnote and the goodwill and other intangible assets footnote in the Notes to Consolidated Financial Statements for additional information.
We recorded the quarterly earnings per share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share will not necessarily total the annual basic and diluted earnings per share.
The preparation of interim consolidated financial statements requires management to make estimates and assumptions for the amounts reported in the interim condensed consolidated financial statements. Specifically, the Company makes estimates and assumptions in its interim condensed consolidated financial statements for inventory adjustments, the accrual of bad debts, the accrual of insurance reserves, customer sales returns and volume incentives earned, among others. Inventory adjustments (including adjustments for a majority of inventories that are valued under the last-in, first-out ("LIFO") method) are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment and LIFO valuation, which is performed each year-end. Reserves for bad debts, insurance and customer sales returns are estimated and accrued on an interim basis based upon historical experience. Volume incentives are estimated based upon cumulative and projected purchasing levels. Income taxes are estimated on an interim basis to reflect the impact of tax reform assumptions and other considerations. The estimates and assumptions for interim reporting may change upon final determination at year-end, and such changes may be significant. The effect of these adjustments in 2019 and 2018 was not significant.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Although the Company does not face material risks related to commodity prices, the Company is exposed to changes in interest rates and in foreign currency rates with respect to foreign currency denominated operating revenues and expenses.
Foreign Currency
The Company incurs translation gains or losses resulting from the translation of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. For the periods presented, the Company’s principal foreign currency exchange exposures are the Euro, the functional currency of our European operations; the Canadian dollar, the functional currency of our Canadian operations; and the Australian dollar, the functional currency of our Australasian operations. We monitor our foreign currency exposures and from time to time, we enter into currency forward contracts to manage our exposure to currency fluctuations. Foreign currency exchange exposure, particularly in regard to the Canadian and Australian dollar and, to a lesser extent, the Euro, negatively impacted our results for the year ended December 31, 2019. Foreign currency exchange exposure, particularly in regard to the Canadian and Australian dollar and, to a lesser extent, the Euro and Mexican peso, positively impacted our results for the year ended December 31, 2018.
During 2019 and 2018, it was estimated that a 10% shift in exchange rates between those foreign functional currencies and the U.S. dollar would have impacted translated net sales by approximately $513 million and $486 million, respectively. A 15% shift in exchange rates between those functional currencies and the U.S. dollar would have impacted translated net sales by approximately $770 million in 2019 and $729 million in 2018. A 20% shift in exchange rates between those functional currencies and the U.S. dollar would have impacted translated net sales by approximately $1,026 million in 2019 and $972 million in 2018.
Interest Rates
The Company is subject to interest rate volatility with regard to existing and future issuances of debt. We monitor our mix of fixed-rate and variable-rate debt as well as our mix of short-term debt and long-term debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. Based on the Company's variable-rate debt and derivative instruments outstanding as of December 31, 2019 and 2018, we estimate that a 100 basis point increase in interest rates would have increased interest expense by $5.5 million in 2019 and $12 million in 2018. However, these increases in interest expense would have been partially offset by the increases in interest income related to higher interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genuine Parts Company and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genuine Parts Company and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019. See below for discussion of our related critical audit matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill
Description of the Matter
As of December 31, 2019, the Company’s goodwill was $2,293,519,000. As disclosed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. For a reporting unit in which the Company concludes, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount (or if the Company elects to skip the optional qualitative assessment), the Company is required to perform a quantitative impairment test, which includes measuring the fair value of the reporting unit and comparing it to the reporting unit’s carrying amount. In the year ended December 31, 2019, the Company recorded a goodwill impairment charge of $81,968,000 related to one of its reporting units as disclosed in Note 2 to the consolidated financial statements.

Auditing management’s quantitative impairment test for goodwill was complex and judgmental due to the significant estimation required to determine the fair value of a reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the weighted average costs of capital, revenue growth rates, operating margins, working capital and terminal value, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the reporting units where the quantitative impairment tests were performed, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. For example, we compared the significant assumptions of the reporting unit to current industry, market and economic trends, to the Company's historical results and those of other guideline companies in the same industry, and to other relevant factors. We involved our valuation specialists to assist in our evaluation of the Company's valuation methodology and significant assumptions. In addition, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair values of the reporting units that would result from changes in the assumptions. We also recalculated the resulting impairment charge recorded by the Company.

Fair Value of Customer Relationships Acquired in Business Combinations
Description of the Matter
As disclosed in Note 12 to the consolidated financial statements, the Company’s cash used in acquisitions of businesses totaled $732,142,000, net of cash acquired, during the year ended December 31, 2019. These acquisitions were accounted for under the acquisition method of accounting for business combinations. For each business combination, the Company allocated the net purchase price to the assets acquired and the liabilities assumed based on their respective fair values as of the date of acquisition, including other intangible assets of $340,799,000. Of the other intangible assets acquired, the largest was customer relationships of $304,302,000.

Auditing the Company's accounting for business combinations was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of customer relationships. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values of customer relationships to assumptions about the future cash flows that the Company expects to generate from the acquired businesses. The Company used the multi-period excess earnings method under the income approach to measure the customer relationships. The significant assumptions used to estimate the fair value of the customer relationships included discount rates and certain assumptions that form the basis of the forecasted results (e.g., future revenue growth rates, operating margins and attrition rates). The significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant controls over the Company’s process for estimating the fair value of customer relationships, including controls over management's review of the significant assumptions used in the multi-period excess earnings method under the income approach.

To test the estimated fair value of the customer relationships, we performed audit procedures that included, among others, evaluating the Company's selection and application of the multi-period excess earnings method under the income approach and evaluating the significant assumptions used by the Company. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. For example, we compared the significant assumptions to the historical results of the acquired businesses and to other guideline companies within the same industries. We also performed sensitivity analyses of the significant assumptions, including the future revenue growth rates, operating margins and attrition rates, to evaluate the change in the fair value of the intangible assets resulting from changes in the assumptions.

Adoption of New Lease Accounting Standard
Description of the Matter
As discussed above and in Note 1 to the consolidated financial statements, the Company adopted Accounting Standard Codification Topic 842, Leases (“ASC 842”) as of January 1, 2019. The adoption of ASC 842 resulted in the recognition of a right-of-use asset and lease liability on the consolidated balance sheet for substantially all leases, including operating leases. The cumulative effect of adopting the standard resulted in an adjustment to retained earnings of $4,797,000, net of taxes, at the same date. Management elected to adopt ASC 842 using the modified retrospective approach, in which existing leases were recorded at the adoption date, but prior periods were not recast under this approach. As of December 31, 2019, the Company’s right-of-use asset and lease liability were $1,075,969,000 and $1,096,298,000, respectively, as disclosed in Note 6 to the consolidated financial statements. The right-of-use asset and liability were dependent on management’s determination of incremental borrowing rates (IBRs), which required significant judgment.

Auditing the Company's adoption of ASC 842 was especially challenging due to the effort required to ensure the completeness of the lease population and accuracy of lease terms given the significant volume of lease arrangements and subjectivity due to management’s judgment required to estimate its IBRs. Generally, the Company's lease arrangements do not provide an implicit interest rate. Therefore, the Company was required to estimate its IBRs across various currency environments to use as the discount rates when determining its right-of-use asset and lease liability.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant controls over the Company’s process for implementing the new lease accounting standard. For example, we tested controls over management's process for review of the application of accounting policy elections and over management’s review of the IBRs.

To test the Company’s adoption of ASC 842, our audit procedures included, among others, an evaluation of the completeness of the population of contracts that meet the definition of a lease under ASC 842, testing the accuracy of lease terms within the lease information technology system, and testing the accuracy of the Company’s system calculations of initial right-of-use assets and lease liabilities. Additionally, we involved our valuation specialists to test management’s model for estimating the IBRs. Our specialists assisted us in evaluating management’s methodology for developing the IBR, testing significant assumptions, such as currency environment adjustments, and comparing the Company’s IBRs to ranges developed by our specialists based on independently observed data.

Loss Contingencies Related to Product Liabilities
Description of the Matter
As disclosed in Notes 1 and 11 to the consolidated financial statements, the Company is subject to pending product liability lawsuits primarily resulting from its national distribution of automotive parts and supplies. The Company accrues for loss contingencies related to product liabilities if it is probable that the Company will incur a loss and the loss can be reasonably estimated. The amount accrued for product liabilities as of December 31, 2019 was $146,230,000.

Auditing the Company’s loss contingencies related to product liabilities was complex due to the significant measurement uncertainty associated with the estimate, management’s application of significant judgment and the use of valuation techniques. In addition, the loss contingencies related to product liabilities are sensitive to significant management assumptions, including the number, type, and severity of claims incurred and estimated to be incurred in future periods.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant controls over the Company’s process for estimating loss contingencies related to product liabilities. For example, we tested controls over management's review of the significant assumptions described above and the reconciliation of claims data to that used by the Company’s actuarial specialist.

To test the estimated loss contingencies related to product liabilities, our audit procedures included, among others, assessing the methodology used, testing the significant assumptions, including testing the completeness and accuracy of the underlying data, and comparing significant assumptions to historical claims as well as external data. We evaluated the legal letters obtained from internal and external legal counsel, held discussions with legal counsel, and performed a search for new or contrary evidence affecting the estimate. We involved our actuarial specialists to assist in our evaluation of the methodology and assumptions used by management and to independently develop a range of estimated product liabilities using the Company’s historical data as well as other information available for similar cases. We compared the Company's estimated loss contingencies related to product liabilities to the range developed by our actuarial specialists. We also assessed the adequacy of the Company’s disclosures, included in Notes 1 and 11 to the consolidated financial statements, in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1948.

Atlanta, Georgia
February 21, 2020

Genuine Parts Company and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data and per Share Amounts)

	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$276,992	$333,547
Trade accounts receivable, net	2,635,155	2,493,636
Merchandise inventories, net	3,831,183	3,609,389
Prepaid expenses and other current assets	1,195,286	1,139,118
Total current assets	7,938,616	7,575,690
Goodwill	2,293,519	2,128,776
Other intangible assets, net	1,568,926	1,411,642
Deferred tax assets	54,851	29,509
Operating lease assets	1,075,969	—
Other assets	498,965	510,192
Property, plant and equipment, net	1,214,783	1,027,231
Total assets	$14,645,629	$12,683,040

Liabilities and equity
Current liabilities:
Trade accounts payable	$4,106,163	$3,995,789
Current portion of debt	624,043	711,147
Other current liabilities	1,553,063	1,088,428
Dividends payable	110,851	105,369
Total current liabilities	6,394,120	5,900,733
Long-term debt	2,802,056	2,432,133
Operating lease liabilities	825,567	—
Pension and other post-retirement benefit liabilities	249,832	235,228
Deferred tax liabilities	232,902	196,843
Other long-term liabilities	445,652	446,112
Equity:
Preferred stock, par value $1 per share — authorized 10,000,000 shares; none issued	—	—
Common stock, par value $1 per share - authorized 450,000,000 shares; issued and outstanding - 2019 - 145,378,158 shares and 2018 - 145,936,613 shares	145,378	145,937
Additional paid-in capital	98,777	78,380
Accumulated other comprehensive loss	(1,141,308)	(1,115,078)
Retained earnings	4,571,860	4,341,212
Total parent equity	3,674,707	3,450,451
Noncontrolling interests in subsidiaries	20,793	21,540
Total equity	3,695,500	3,471,991
Total liabilities and equity	$14,645,629	$12,683,040
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In Thousands, Except per Share Amounts)

	Year Ended December 31,
	2019	2018	2017
Net sales	$19,392,305	$18,735,073	$16,308,801
Cost of goods sold	13,076,036	12,751,286	11,402,403
Gross margin	6,316,269	5,983,787	4,906,398
Operating expenses:
Selling, administrative, and other expenses	4,934,167	4,615,290	3,726,233
Depreciation and amortization	270,288	241,635	167,691
Provision for doubtful accounts	14,905	17,147	13,932
Restructuring costs	112,184	—	—
Goodwill impairment charge	81,968	—	—
Total operating expenses	5,413,512	4,874,072	3,907,856
Non-operating expenses (income):
Interest expense	95,711	101,925	41,486
Other	(66,011)	(67,822)	(52,212)
Special termination costs	42,757	—	—
Total non-operating expenses (income)	72,457	34,103	(10,726)
Income before income taxes	830,300	1,075,612	1,009,268
Income taxes	209,215	265,138	392,511
Net income	$621,085	$810,474	$616,757
Basic net income per common share	$4.26	$5.53	$4.19
Diluted net income per common share	$4.24	$5.50	$4.18
Weighted average common shares outstanding	145,736	146,657	147,140
Dilutive effect of stock options and nonvested restricted stock awards	681	584	561
Weighted average common shares outstanding — assuming dilution	146,417	147,241	147,701

Net income	$621,085	$810,474	$616,757
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	38,246	(233,235)	137,694
Net gain (loss) on cash flow and net investment hedges, net of income taxes of 2019 — $16,600; 2018 — $10,398; 2017 — $9,711	13,617	28,114	(17,388)
Pension and postretirement benefit adjustments, net of income taxes of 2019 — $5,036; 2018 — $21,297; 2017 — $20,539	44,433	(57,365)	40,123
Other comprehensive income (loss), net of tax	96,296	(262,486)	160,429
Comprehensive income	$717,381	$547,988	$777,186
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Equity
(In Thousands, Except Share Data and per Share Amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non- controlling Interests in Subsidiaries	Total Equity

	Shares	Amount
Balance at January 1, 2017	148,410,422	$148,410	$56,605	$(1,013,021)	$4,001,734	$3,193,728	$13,628	$3,207,356
Net income	—	—	—	—	616,757	616,757	—	616,757
Other comprehensive income, net of tax	—	—	—	160,429	—	160,429	—	160,429
Cash dividends declared, $2.70 per share	—	—	—	—	(396,891)	(396,891)	—	(396,891)
Share-based awards exercised, including tax benefit of $3,134	131,232	132	(5,371)	—	—	(5,239)	—	(5,239)
Share-based compensation	—	—	16,892	—	—	16,892	—	16,892
Purchase of stock	(1,889,039)	(1,889)	—	—	(171,635)	(173,524)	—	(173,524)
Noncontrolling interest activities	—	—	—	—	—	—	38,376	38,376
Balance at December 31, 2017	146,652,615	146,653	68,126	(852,592)	4,049,965	3,412,152	52,004	3,464,156
Net income	—	—	—	—	810,474	810,474	—	810,474
Other comprehensive loss, net of tax	—	—	—	(262,486)	—	(262,486)	—	(262,486)
Cash dividends declared, $2.88 per share	—	—	—	—	(422,352)	(422,352)	—	(422,352)
Share-based awards exercised, including tax benefit of $4,232	235,058	235	(10,462)	—	—	(10,227)	—	(10,227)
Share-based compensation	—	—	20,716	—	—	20,716	—	20,716
Purchase of stock	(951,060)	(951)	—	—	(91,032)	(91,983)	—	(91,983)
Cumulative effect from adoption of ASU No. 2014-09, net of tax	—	—	—	—	(5,843)	(5,843)	—	(5,843)
Noncontrolling interest activities	—	—	—	—	—	—	(30,464)	(30,464)
Balance at December 31, 2018	145,936,613	145,937	78,380	(1,115,078)	4,341,212	3,450,451	21,540	3,471,991
Net income	—	—	—	—	621,085	621,085	—	621,085
Other comprehensive income, net of tax	—	—	—	96,296	—	96,296	—	96,296
Cash dividends declared, $3.05 per share	—	—	—	—	(444,372)	(444,372)	—	(444,372)
Share-based awards exercised, including tax benefit of $4,920	240,568	240	(11,653)	—	—	(11,413)	—	(11,413)
Share-based compensation	—	—	32,050	—	—	32,050	—	32,050
Purchase of stock	(799,023)	(799)	—	—	(73,388)	(74,187)	—	(74,187)
Cumulative effect from adoption of ASU No. 2018-02	—	—	—	(122,526)	122,526	—	—	—
Cumulative effect from adoption of ASU No. 2016-02, net of tax	—	—	—	—	4,797	4,797	—	4,797
Noncontrolling interest activities	—	—	—	—	—	—	(747)	(747)
Balance at December 31, 2019	145,378,158	$145,378	$98,777	$(1,141,308)	$4,571,860	$3,674,707	$20,793	$3,695,500
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31
	2019	2018	2017
Operating activities
Net income	$621,085	$810,474	$616,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	270,288	241,635	167,691
Excess tax benefits from share-based compensation	(4,920)	(4,232)	(3,134)
Deferred income taxes	(70,932)	3,891	65,990
Share-based compensation	32,050	20,716	16,892
Realized currency and other divestiture losses	41,499	—	—
Gain on equity investment	(38,663)	—	—
Goodwill impairment charge	81,968	—	—
Other operating activities	(13,801)	1,579	(18,040)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(116,145)	(72,041)	(19,273)
Merchandise inventories, net	(66,202)	(73,173)	(9,923)
Trade accounts payable	70,679	364,639	61,474
Other short-term assets and liabilities	10,212	(97,864)	(1,544)
Other long-term assets and liabilities	74,892	(50,460)	(61,847)
Net cash provided by operating activities	892,010	1,145,164	815,043
Investing activities
Purchases of property, plant and equipment	(297,869)	(232,422)	(156,760)
Proceeds from sale of property, plant and equipment	24,772	14,665	21,275
Proceeds from divestitures of businesses	434,609	—	—
Acquisitions of businesses and other investing activities	(724,718)	(278,367)	(1,494,795)
Net cash used in investing activities	(563,206)	(496,124)	(1,630,280)
Financing activities
Proceeds from debt	5,037,168	5,064,291	6,630,294
Payments on debt	(4,897,769)	(5,124,265)	(4,350,222)
Payments on acquired debt of AAG	—	—	(833,775)
Share-based awards exercised	(11,413)	(10,227)	(5,239)
Dividends paid	(438,890)	(415,983)	(395,475)
Purchase of stock	(74,187)	(91,983)	(173,524)
Other financing activities	(871)	(30,663)	—
Net cash (used in) provided by financing activities	(385,962)	(608,830)	872,059
Effect of exchange rate changes on cash	603	(21,562)	15,198
Net (decrease) increase in cash and cash equivalents	(56,555)	18,648	72,020
Cash and cash equivalents at beginning of year	333,547	314,899	242,879
Cash and cash equivalents at end of year	$276,992	$333,547	$314,899

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$303,736	$236,536	$298,827
Interest	$95,281	$102,131	$38,401
See accompanying notes.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except per share data)

1. Summary of Significant Accounting Policies
Business
Genuine Parts Company and all of its majority-owned subsidiaries (the "Company") is a distributor of automotive replacement parts, industrial parts and materials and business products. The Company serves a diverse customer base through approximately 3,600 locations in North America, Australasia and Europe and, therefore, has limited exposure from credit losses to any particular customer, region, or industry segment. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company has evaluated subsequent events through the date the financial statements were issued.
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
Revenue Recognition
The Company applied ASU 2014-09, using the modified retrospective method effective January 1, 2018. The cumulative effect of initially applying ASU 2014-09 and its amendments resulted in a reduction to the opening retained earnings balance of $8,000 prior to the tax adjustment, at January 1, 2018 and a related adjustment to other current liabilities as of that date. Revenue for periods prior to January 1, 2018 has not been adjusted and continues to be reported under Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition (ASC 605).
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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

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
Trade Accounts Receivable and the Allowance for Doubtful Accounts
The Company evaluates the collectability of trade accounts receivable based on a combination of factors. The Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and periodically adjusts this estimate when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2019, 2018, and 2017, the Company recorded provisions for doubtful accounts of approximately $14,905, $17,147, and $13,932, respectively. At December 31, 2019 and 2018, the allowance for doubtful accounts was approximately $37,905 and $21,888, respectively.
Merchandise Inventories, Including Consideration Received From Vendors
Merchandise inventories are valued at the lower of cost or net realizable value. Cost is determined by the last-in, first-out ("LIFO") method for a majority of U.S. automotive and industrial parts, and generally by the first-in, first-out ("FIFO") method for business products and certain non-U.S. and other inventories. If the FIFO method had been used for all inventories, cost would have been approximately $531,800 and $479,500 higher than reported at December 31, 2019 and 2018, respectively. During 2019 and 2017, reductions in industrial parts inventories resulted in liquidations of LIFO inventory layers, which reduced cost of goods sold by approximately $10,400 and $2,000, respectively. There were no LIFO liquidations in 2018.
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
The Company enters into agreements at the beginning of each year with many of its vendors that provide for inventory purchase incentives. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of these incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes the Company will continue to receive consideration from vendors in 2020 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of amounts due from vendors, prepaid expenses, and income and other taxes receivable.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

Goodwill
The Company reviews its goodwill annually for impairment in the fourth quarter, or sooner if circumstances indicate that the carrying amount may exceed fair value. The Company tests goodwill for impairment at the reporting unit level, which is an operating segment or a level below an operating segment (a component). A component is a reporting unit if the component constitutes a business for which discrete financial information and operating results are available and management regularly reviews that information. However, the Company may aggregate two or more components of an operating segment into a single reporting unit if the components have similar economic characteristics.
To review goodwill at a reporting unit for impairment, the Company generally elects to first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Qualitative factors include adverse macroeconomic, industry or market conditions, cost factors, or financial performance. If the Company elects not to perform a qualitative assessment or concludes from its assessment of qualitative factors that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company must perform a quantitative test to evaluate goodwill impairment.
To perform a quantitative test, the Company calculates the fair value of the reporting unit and compares that amount to the reporting unit's carrying value. The Company typically calculates the fair value by using a combination of a market approach and an income approach that is based on a discounted cash flow model. The assumptions used in the market approach generally include benchmark company market multiples and the assumptions used in the income approach generally include the projected cash flows of the reporting unit, which are based on projected revenue growth rates and operating margins, and the estimated weighted average costs of capital, working capital and terminal value. The Company uses inputs and assumptions it believes are consistent with those a hypothetical marketplace participants would use. The Company recognizes goodwill impairment (if any) as the excess of the reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
Refer to the goodwill and other intangible assets footnote for further information on the results of the Company's annual goodwill impairment testing.
Long-Lived Assets Other Than Goodwill
The Company assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. Impairment losses, if any, are measured based upon the difference between the carrying amount and the fair value of the assets. For the year ended December 31, 2019, the Company recognized long-lived asset impairments of $7,792 related to certain assets expected to be abandoned in connection with the 2019 Cost Savings Plan (refer to the restructuring footnote for more information). The Company also assessed the finite-lived, identifiable tangible and intangible assets at the Business Products reporting unit for impairment under the undiscounted cash flows approach and concluded there was no impairment. No impairments were recognized in 2018 or 2017.
Other Assets
Other assets consist primarily of cash surrender value of life insurance policies, equity method investments, guarantee fees receivable, and deferred compensation benefits.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation and amortization are primarily determined on a straight-line basis over the following estimated useful lives of each asset: buildings and improvements, 10 to 40 years; machinery and equipment, 5 to 15 years.
Other Current Liabilities
Other current liabilities consist primarily of reserves for sales returns expected within the next year, accrued compensation, accrued customer incentives, accrued income and other taxes, and other reserves for expenses incurred.
Other Long-term Liabilities
Other long-term liabilities consist primarily of reserves for sales returns expected after the next year, guarantee obligations, accrued taxes and other non-current obligations.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

Self-Insurance
The Company is self-insured for the majority its group health insurance costs. A reserve for claims incurred but not reported is developed by analyzing historical claims data provided by the Company’s claims administrators. These reserves are included in accrued expenses in the accompanying consolidated balance sheets as the expenses are expected to be paid within one year.
Long-term insurance liabilities consist primarily of reserves for the Company's workers’ compensation program. In addition, the Company carries various large risk deductible workers’ compensation policies for the majority of workers’ compensation liabilities. The Company records the workers’ compensation reserves based on an analysis performed by an independent actuary. The analysis calculates development factors, which are applied to total reserves as provided by the various insurance companies who underwrite the program. While the Company believes that the assumptions used to calculate these liabilities are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect workers’ compensation costs.
Accumulated Other Comprehensive Loss
The following table presents the amounts that comprise accumulated other comprehensive loss ("AOCL") as well as the changes in those amounts by component for the years ended on December 31, 2019 and 2018:

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension Benefits	Other Post-Retirement Benefits	Cash Flow and Net Investment Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2018	$(567,443)	$(1,514)	$(17,388)	$(266,247)	$(852,592)
Other comprehensive (loss) income before reclassifications, net of tax	(85,677)	20	26,563	(233,235)	(292,329)
Amounts reclassified from accumulated other comprehensive loss, net of tax	28,581	(289)	1,551	—	29,843
Net current period other comprehensive (loss) income	(57,096)	(269)	28,114	(233,235)	(262,486)
Ending balance, December 31, 2018	(624,539)	(1,783)	10,726	(499,482)	(1,115,078)
Other comprehensive income (loss) before reclassifications, net of tax	22,119	1	11,237	3,545	36,902
Amounts reclassified from accumulated other comprehensive loss, net of tax	22,646	(333)	2,380	34,701	59,394
Net current period other comprehensive income (loss)	44,765	(332)	13,617	38,246	96,296
Cumulative effect from adoption of ASU 2018-02	(122,526)	—	—	—	(122,526)
Ending balance, December 31, 2019	$(702,300)	$(2,115)	$24,343	$(461,236)	$(1,141,308)

The accumulated other comprehensive loss components related to the pension benefits are included in the computation of net periodic benefit income in the employee benefit plans footnote. The components related to the cash flow and net investment hedges are included in the derivatives and hedging footnote.
Business Combinations
When the Company acquires businesses, it applies the acquisition method of accounting and recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values on the acquisition date, which requires significant estimates and assumptions. Goodwill is measured as the excess of the fair value of the consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method requires the Company to record provisional amounts for any items for which the accounting is not complete at the end of a reporting period. The Company must complete the accounting during the measurement period, which cannot exceed one year. Adjustments made during the measurement period could have a material impact on the Company's financial condition and results of operations.
The Company typically measures customer relationship and other intangible assets using an income approach. Significant estimates and assumptions used in this approach include discount rates and certain assumptions that form the basis of the forecasted cash

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

flows expected to be generated from the asset (e.g., future revenue growth rates, operating margins and attrition rates). If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, the Company could record impairment charges. In addition, the Company has estimated the economic lives of certain acquired tangible and intangible assets and these lives are used to calculate depreciation and amortization expense. If the Company's estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.
Legal and Product Liabilities
The Company accrues for potential losses related to legal disputes, litigation, product liabilities, and regulatory matters when it is probable (more likely than not) that the Company will incur a loss and the amount of the loss can be reasonably estimated.
The amount of the product liability reflects the Company’s reasonable estimate of losses based upon currently known facts. To calculate the liability, the Company estimates potential losses relating to pending claims and also estimates the likelihood of additional, similar claims being filed against the Company in the future. To estimate potential losses on claims that could be filed in the future, the Company considers claims pending against the Company, claim filing rates, the number of codefendants and the extent to which they share in settlements, and the amount of loss by claim type. The estimated losses for pending and potential future claims are calculated on a discounted basis using risk-free interest rates derived from market data about monetary assets with maturities comparable to those of the projected product liabilities. The Company uses an actuarial specialist to assist with measuring its product liabilities.
Fair Value Measurements
The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit and term loan approximate their respective fair values based on the short-term nature of these instruments. At December 31, 2019 and 2018, the fair value of fixed rate debt was approximately $2,013,542 and $1,427,381, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. At December 31, 2019 and 2018, the carrying value of fixed rate debt, net of debt issuance costs, was $1,945,387 and $1,466,803, respectively, and is included in long-term and short-term debt in the consolidated balance sheets. Derivative instruments are recognized in the consolidated balance sheets at fair value and are designated as Level 2 in the fair value hierarchy. They are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analyses of goodwill, other intangible assets, and long-lived assets. These involve fair value measurements on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy (i.e., unobservable pricing inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing an asset or liability).
Derivatives and Hedging
The Company is exposed to various risks arising from business operations and market conditions, including fluctuations in interest rates and certain foreign currencies. When deemed appropriate, the Company uses derivative and non-derivative instruments as risk management tools to mitigate the potential impact of interest rate and foreign exchange rate risks. The objective of using these tools is to reduce fluctuations in the Company’s earnings, cash flows and net investments in certain foreign subsidiaries associated with changes in these rates. Derivative financial instruments are not used for trading or other speculative purposes. The Company has not historically incurred, and does not expect to incur in the future, any losses as a result of counterparty default related to derivative instruments.
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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

Shipping and Handling Costs
Shipping and handling costs are classified as selling, administrative and other expenses in the accompanying consolidated statements of income and comprehensive income and totaled approximately $420,000, $390,000, and $290,000, for the years ended December 31, 2019, 2018, and 2017, respectively.
Advertising Costs
Advertising costs are expensed as incurred and totaled $203,700, $204,700, and $166,000 in the years ended December 31, 2019, 2018, and 2017, respectively.
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
Net Income per Common Share
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. The computation of diluted net income per common share includes the dilutive effect of stock options, stock appreciation rights and nonvested restricted stock awards options. Options to purchase approximately 210, 1,490, and 1,920 shares of common stock ranging from $85 — $105 per share were outstanding at December 31, 2019, 2018, and 2017, respectively. These options were excluded from the computation of diluted net income per common share because the options’ exercise prices were greater than the average market prices of common stock in each respective year.
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
The Company adopted ASU 2016-02 and its amendments as of January 1, 2019 using the modified retrospective method and utilized the optional transition method to apply the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company elected a policy of not recording leases on its consolidated balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

an option to purchase the leased asset. The Company recognizes payments on these leases within selling, administrative and other expenses on a straight-line basis over the lease term.
The Company's adoption of the standard resulted in a cumulative-effect adjustment to increase retained earnings by $4,797, net of taxes, as of January 1, 2019. The standard did not materially impact the Company's consolidated net income or liquidity. The standard did not have an impact on debt-covenant compliance under the Company's current debt agreements.
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
Intangibles - Goodwill and Other (Topic 350)
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill by eliminating the second step from the goodwill impairment test. ASU 2017-04 requires applying a one-step quantitative test and recording the amount of goodwill impairment as the excess of the reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 does not amend the optional qualitative assessment of goodwill impairment. The Company adopted ASU 2017-04 as of October 1, 2019 and performed its annual evaluation of goodwill in accordance with this standard, which resulted in a goodwill impairment charge in 2019 of $81,968 related to the Company's Business Products reporting unit.
Financial Instruments - Credit Losses (Topic 220)
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. Among other things, the ASU and its amendments replace the incurred loss impairment model for receivables and certain other financial instruments with a current expected credit loss model. The new model measures impairment based on expected credit losses over the remaining contractual life of an asset, considering available information about the collectability of cash flows, past events, current conditions, and reasonable and supportable forecasts. Additional quantitative and qualitative disclosures are required. ASU 2016-13 is effective for periods beginning after December 15, 2019, with an option to adopt early. The Company plans to adopt the ASU and its amendments on January 1, 2020. On this date the Company currently expects to record an immaterial cumulative effect adjustment to reduce retained earnings as a result of the adoption. The adoption of ASU 2016-13 and its amendments is not expected to have a significant impact on the Company's consolidated financial statements.
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
Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)
In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop internal-use software. These provisions should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. ASU 2018-15 is effective for periods beginning after December 15, 2019, with an option to adopt early. The adoption of ASU 2018-15 is not expected to have a significant impact on the Company’s financial position, results of operations or disclosures. The Company does not plan to early adopt the standard.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

2. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the years ended December 31, 2019 and 2018 by reportable segment, as well as other identifiable intangible assets, are summarized as follows:

	Goodwill
	Automotive	Industrial	Business Products	Total	Other Intangible Assets, Net
Balance as of January 1, 2018	$1,765,508	$306,491	$81,989	$2,153,988	$1,400,392
Additions	55,371	19,213	—	74,584	164,348
Amortization	—	—	—	—	(88,972)
Foreign currency translation	(99,056)	(707)	(33)	(99,796)	(64,126)
Balance as of December 31, 2018	1,721,823	324,997	81,956	2,128,776	1,411,642
Additions	194,561	185,679	—	380,240	340,799
Divestitures	(294)	(115,437)	—	(115,731)	(90,692)
Amortization	—	—	—	—	(97,459)
Impairments	—	—	(81,968)	(81,968)	(2,194)
Foreign currency translation	(18,595)	785	12	(17,798)	6,830
Balance as of December 31, 2019	$1,897,495	$396,024	$—	$2,293,519	$1,568,926

The Company completed both qualitative and quantitative goodwill assessments as of October 1, 2019. Due to several factors that developed in the fourth quarter of 2019, the Company performed an interim impairment test as of December 31, 2019 for its Business Products reporting unit and recorded a goodwill impairment charge of $81,968. As such, total goodwill is net of $81,968 of accumulated impairment loss.
The factors that developed in the fourth quarter of 2019 at the Business Products reporting unit included: (i) greater uncertainty associated with long-term industry trends and the competitive environment and (ii) fourth quarter results, including segment profitability, that were below management expectations due primarily to a reduction in volume with certain national account customers. The Company performed a quantitative goodwill impairment test as of December 31, 2019 and concluded that the full amount of goodwill allocated to the Business Products reporting unit was impaired. The Company determined that the fair values of its remaining reporting units are in excess of their carrying amounts and there were no other indicators that goodwill was impaired.
The gross carrying amounts and accumulated amortization relating to other intangible assets at December 31, 2019 and 2018 are as follows:

	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,556,579	$(310,043)	$1,246,536	$1,356,353	$(267,818)	$1,088,535
Trademarks	362,543	(40,504)	322,039	355,117	(32,755)	322,362
Non-competition agreements	5,288	(4,937)	351	5,009	(4,264)	745
	$1,924,410	$(355,484)	$1,568,926	$1,716,479	$(304,837)	$1,411,642

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

Amortization expense for other intangible assets totaled $97,459, $88,972, and $51,993 for the years ended December 31, 2019, 2018, and 2017, respectively. Estimated other intangible assets amortization expense for the succeeding five years is as follows:

2020	$98,193
2021	97,867
2022	97,757
2023	97,023
2024	96,085
$486,925

3. Property, Plant and Equipment
Property, plant and equipment as of December 31, 2019 and December 31, 2018, consisted of the following:

	2019	2018
Land	$128,353	$105,960
Buildings	789,359	724,781
Machinery, equipment and other	1,580,023	1,389,184
Property, plant and equipment, at cost	2,497,735	2,219,925
Less: accumulated depreciation	1,282,952	1,192,694
Property, plant and equipment, net	$1,214,783	$1,027,231

4. Credit Facilities
The principal amounts of the Company’s borrowings subject to variable rates (after consideration of hedging arrangements) totaled approximately $554,902 and $1,176,477 at December 31, 2019 and 2018, respectively. The weighted average interest rate on the Company’s outstanding borrowings was approximately 2.18% and 2.71% at December 31, 2019 and 2018, respectively.
The Company entered into long-term fixed rate debt private placement agreements of €250,000 and Australian dollar ("A$") A$310,000 on May 31, 2019 and June 30, 2019, respectively. The rates of interest and maturity dates related to these agreements are included in the table below.
Certain borrowings require the Company to comply with a financial covenant with respect to a maximum debt to EBITDA ratio. At December 31, 2019, the Company was in compliance with all such covenants. Due to the workers’ compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of approximately $65,322 and $63,504 outstanding at December 31, 2019 and 2018, respectively.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

Amounts outstanding under the Company’s credit facilities, net of debt issuance costs consist of the following:

	December 31,
	2019	2018
Unsecured Revolving Credit Facility, $1,500,000, LIBOR plus 1.50% variable, due October 30, 2022	$477,873	$604,383
Unsecured Term Loan A, $1,100,000, LIBOR plus 1.50% variable, due October 30, 2022	962,500	1,045,000
Unsecured term notes:
July 29, 2016, Series G Senior Unsecured Notes, $50,000, 2.64% fixed, due July 29, 2021	50,000	50,000
December 2, 2013, Series F Senior Unsecured Notes, $250,000, 3.24% fixed, due December 2, 2023	250,000	250,000
June 30, 2019, Series A Senior Unsecured Notes, A$155,000, 3.10% fixed, due June 30, 2024	108,422	—
October 30, 2017, Series J Senior Unsecured Notes, €225,000, 1.40% fixed, due October 30, 2024	252,000	257,468
June 30, 2019, Series B Senior Unsecured Notes, A$155,000, 3.43% fixed, due June 30, 2026	108,422	—
November 30, 2016, Series H Senior Unsecured Notes, $250,000, 3.24% fixed, due November 30, 2026	250,000	250,000
October 30, 2017, Series K Senior Unsecured Notes, €250,000, 1.81% fixed, due October 30, 2027	280,000	286,075
October 30, 2017, Series I Senior Unsecured Notes, $120,000, 3.70% fixed, due October 30, 2027	120,000	120,000
May 31, 2019, Series A Senior Unsecured Notes, €50,000, 1.55% fixed, due May 31, 2029	56,000	—
October 30, 2017, Series L Senior Unsecured Notes, €125,000, 2.02% fixed, due October 30, 2029	140,000	143,038
May 31, 2019, Series B Senior Unsecured Notes, €100,000, 1.74% fixed, due May 31, 2031	112,000	—
October 30, 2017, Series M Senior Unsecured Notes, €100,000, 2.32% fixed, due October 30, 2032	112,000	114,430
May 31, 2019, Series C Senior Unsecured Notes, €100,000, 1.95% fixed, due May 31, 2034	112,000	—
Other unsecured debt	40,340	27,093
Total unsecured debt	3,431,557	3,147,487
Unamortized debt issuance costs	(5,458)	(4,207)
Total debt	3,426,099	3,143,280
Less debt due within one year	624,043	711,147
Long-term debt, excluding current portion	$2,802,056	$2,432,133

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

 Approximate maturities under the Company’s credit facilities, net of debt issuance costs, are as follows:

2020	$624,043
2021	189,573
2022	713,952
2023	249,240
2024	359,898
Thereafter	1,289,393
$3,426,099

5. Derivatives and Hedging
The following table summarizes the location and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships:

		December 31, 2019		December 31, 2018
Instrument	Balance sheet location	Notional	Balance	Notional	Balance
Cash flow hedges:
Interest rate swaps	Other current liabilities	$800,000	$24,792	$500,000	$6,345
Net investment hedges:
Cross-currency swap	Prepaid expenses and other current assets	$—	$—	$500,000	$6,006
Forward contracts	Prepaid expenses and other current assets	$925,810	$39,965	$—	$—
Foreign currency debt	Long-term debt	€700,000	$784,000	€700,000	$801,010

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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

The table below presents pre-tax gains and losses related to designated cash flow hedges and net investment hedges:

	Gain (Loss) Recognized in AOCL Before Reclassifications			Gain Recognized in Interest Expense For Excluded Components
	2019	2018	2017	2019	2018	2017
Year Ended December 31,
Cash Flow Hedges:
Interest rate contract	$(21,972)	$(7,896)	$—	$—	$—	$—
Net Investment Hedges:
Cross-currency swap	2,936	6,006	—	2,294	6,740	—
Forward contracts	20,679	—	—	17,892	—	—
Foreign currency debt	17,010	38,850	(27,099)	—	—	—
Total	$18,653	$36,960	$(27,099)	$20,186	$6,740	$—

Amounts reclassified from accumulated other comprehensive loss to interest expense for the periods presented were not material.
6. Leased Properties
The Company primarily leases real estate for certain retail stores, distribution centers, office space and land. The Company also leases equipment (primarily vehicles).
Most real estate leases include one or more options to renew, with renewal terms that generally can extend the lease term from one to 20 years or more. The exercise of lease renewal options is at the Company's discretion. The Company evaluates renewal options at lease inception and on an ongoing basis, and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. Lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.
The table below presents the locations of the operating lease assets and liabilities on the consolidated balance sheets as of December 31, 2019:

	Balance Sheet Line Item	December 31, 2019
Operating lease assets	Operating lease assets	$1,075,969

Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	$270,731
Noncurrent operating lease liabilities	Operating lease liabilities	825,567
Total operating lease liabilities		$1,096,298

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
The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2019 are:

Weighted average remaining lease term (in years)	5.68
Weighted average discount rate	3.05%

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2019:

2020	$301,325
2021	251,433
2022	192,936
2023	138,929
2024	91,271
Thereafter	221,033
Total undiscounted future minimum lease payments	1,196,927
Less: Difference between undiscounted lease payments and discounted operating lease liabilities	100,629
Total operating lease liabilities	$1,096,298

Operating lease payments include $55,055 related to options to extend lease terms that are reasonably certain of being exercised.
Operating lease costs (as defined under ASU 2016-02) were $330,275 for the year ended December 31, 2019. Operating lease costs are included within selling, administrative and other expenses on the consolidated statements of income and comprehensive income. Short-term lease costs, variable lease costs and sublease income were not material for the periods presented.
Rental expense for operating leases (as defined prior to the adoption of ASU 2016-02) was approximately $366,000 and $306,000 for 2018 and 2017, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $330,792 for the year ended December 31, 2019, and this amount is included in operating activities in the consolidated statements of cash flows. Operating lease assets obtained in exchange for new operating lease liabilities were $373,779 for the year ended December 31, 2019.
7. Share-Based Compensation
At December 31, 2019, total compensation cost related to nonvested awards not yet recognized was approximately $38,000. The weighted-average period over which this compensation cost is expected to be recognized is approximately two years. The aggregate intrinsic value for SARs and RSUs outstanding at December 31, 2019 and 2018 was approximately $132,700 and $97,800, respectively. The aggregate intrinsic value for SARs and RSUs vested totaled approximately $58,200 and $41,300 at December 31, 2019 and 2018, respectively. At December 31, 2019, the weighted-average contractual life for outstanding and exercisable SARs and RSUs was 4 years. Share-based compensation costs of $32,050, $20,716, and $16,892, were recorded for the years ended December 31, 2019, 2018, and 2017, respectively. The total income tax benefits recognized in the consolidated statements of income and comprehensive income for share-based compensation arrangements were approximately $8,700, $5,600, and $4,600 for 2019, 2018, and 2017, respectively. There have been no modifications to valuation methodologies or methods during the years ended December 31, 2019, 2018, or 2017.
The fair value of RSUs is based on the price of the Company’s stock on the date of grant. The total fair value of RSUs vested during the years ended December 31, 2019, 2018, and 2017 were $26,200, $20,800, and $15,500, respectively. The Company did not grant SARs for the years ended December 31, 2019 and 2018. For the year ended December 31, 2017, the fair value of SARs granted were estimated using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.3%; dividend yield of 2.8%; annual historical volatility factor of the expected market price of the Company’s common stock of 19% for an average expected life of approximately 6 years.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

A summary of the Company’s share-based compensation activity and related information is as follows:

	2019
	Shares (1)	Weighted Average Exercise Price (2)
Outstanding at beginning of year	3,650	$85
Granted	395	$—
Exercised	(922)	$76
Forfeited	(98)	$92
Outstanding at end of year (3)	3,025	$88
Exercisable at end of year	2,190	$87
Shares available for future grants	7,834

(1)	Shares include RSUs.

(2)	The weighted average exercise price excludes RSUs.

(3)
The exercise prices for SARs outstanding as of December 31, 2019 ranged from approximately $43 to $100. The weighted average remaining contractual life of all SARs outstanding is approximately five years.

The weighted average grant date fair value of SARs granted during 2017 was $13.89. The aggregate intrinsic value of SARs and RSUs exercised during the years ended December 31, 2019, 2018, and 2017 was $36,200, $32,600, and $16,800, respectively.
In 2019, the Company granted approximately 395 RSUs. In 2018, the Company granted approximately 360 RSUs. In 2017, the Company granted approximately 746 SARs and 171 RSUs.
A summary of the Company’s nonvested share awards activity is as follows:

Nonvested Share Awards (RSUs)	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	563	$91
Granted	395	$100
Vested	(216)	$94
Forfeited	(65)	$94
Nonvested at December 31, 2019	677	$95

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

8. Income Taxes
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2019	2018
Deferred tax assets related to:
Expenses not yet deducted for tax purposes	$281,468	$254,684
Operating lease liabilities	303,400	—
Pension liability not yet deducted for tax purposes	261,909	277,929
Capital loss	18,317	11,944
Net operating loss	38,445	29,785
	903,539	574,342
Deferred tax liabilities related to:
Employee and retiree benefits	215,815	218,124
Inventory	93,440	95,280
Operating lease assets	295,109	—
Other intangible assets	333,935	296,736
Property, plant and equipment	68,619	72,463
Other	39,149	32,978
	1,046,067	715,581
Net deferred tax liability before valuation allowance	(142,528)	(141,239)
Valuation allowance	(35,524)	(26,095)
Total net deferred tax liability	$(178,052)	$(167,334)

The Company currently holds approximately $173,515 in net operating losses, of which approximately $122,212 will carry forward indefinitely. The remaining net operating losses of approximately $51,303 will begin to expire in 2024.
The components of income before income taxes are as follows:

	2019	2018	2017
United States	$587,104	$790,592	$813,078
Foreign	243,196	285,020	196,190
Income before income taxes	$830,300	$1,075,612	$1,009,268

The components of income tax expense are as follows:

	2019	2018	2017
Current:
Federal	$171,718	$144,615	$252,337
State	48,012	39,326	29,288
Foreign	60,417	77,306	44,896
Deferred:
Federal	(34,362)	15,167	71,238
State	(13,449)	5,770	13,663
Foreign	(23,121)	(17,046)	(18,911)
	$209,215	$265,138	$392,511

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

The reasons for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

	2019	2018	2017
Statutory rate applied to income (1)	$174,363	$225,879	$353,259
Plus state income taxes, net of Federal tax benefit	27,305	35,626	27,918
Taxation of foreign operations, net (2)	(18,331)	(7,639)	(33,984)
U.S. tax reform - transition tax (3)	4,492	4,875	37,132
U.S. tax reform - deferred tax remeasurement (3)	—	424	13,854
Foreign rate change - deferred tax remeasurement	6,215	(1,461)	(9,338)
Book tax basis difference in investment	—	(11,944)	—
Valuation allowance	4,745	20,505	1,273
Other	10,426	(1,127)	2,397
	$209,215	$265,138	$392,511

(1)	U.S. statutory rates applied to income are as follows: 2019 and 2018 at 21%, 2017 at 35%.

(2)
The Company's effective tax rate reflects the net benefit of having operations outside of the U.S. which are taxed at statutory rates different from the U.S. statutory rate, with some income being fully or partially exempt from income taxes due to various operating and financing activities.

(3)	Impact of the Tax Cuts and Jobs Act, enacted December 22, 2017.
The Company accounts for Global Intangible Low Taxed income in the year the tax is incurred as a period cost.
The Company, or one of its subsidiaries, files income tax returns in the U.S., various states, and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2015 or subject to non-United States income tax examinations for years ended prior to 2013. The Company is currently under audit in the U.S. and some of its foreign jurisdictions. Some audits may conclude in the next 12 months and the unrecognized tax benefits recorded in relation to the audits may differ from actual settlement amounts. It is not possible to estimate the effect, if any, of the amount of such change during the next 12 months to previously recorded uncertain tax positions in connection with the audits. The Company does not anticipate that total unrecognized tax benefits will significantly change in the next 12 months.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2019	2018	2017
Balance at beginning of year	$18,428	$14,697	$15,190
Additions based on tax positions related to the current year	3,701	2,034	2,644
Additions for tax positions of prior years	620	4,787	1,511
Reductions for tax positions for prior years	(965)	(725)	(430)
Reduction for lapse in statute of limitations	—	(2,338)	(3,917)
Settlements	(323)	(27)	(301)
Balance at end of year	$21,461	$18,428	$14,697

The amount of gross unrecognized tax benefits, including interest and penalties, as of December 31, 2019 and 2018 was approximately $24,347 and $20,669, respectively, of which approximately $18,286 and $14,760, respectively, if recognized, would affect the effective tax rate.
During the years ended December 31, 2019, 2018, and 2017, the Company paid, received refunds, or accrued insignificant amounts of interest and penalties. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

As of December 31, 2019, the Company estimates that it has an outside basis difference in certain foreign subsidiaries of approximately $900,000, which includes the cumulative undistributed earnings from the Company's foreign subsidiaries. The Company continues to be indefinitely reinvested in this outside basis difference. Determining the amount of net unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practicable. This is due to the complexities associated with the calculation to determine residual taxes on the undistributed earnings, including the availability of foreign tax credits, applicability of any additional local withholding tax and other indirect tax consequences that may arise due to the distribution of these earnings.
9. Employee Benefit Plans
The Company’s defined benefit pension plans cover employees in the U.S., Canada, and Europe who meet eligibility requirements. The plan covering U.S. employees is noncontributory and the Company implemented a hard freeze for the U.S. qualified defined benefit plan as of December 31, 2013. No further benefits were provided after this date for additional credited service or earnings and all participants became fully vested as of December 31, 2013. The Canadian plan is contributory and benefits are based on career average compensation. The Company’s funding policy is to contribute an amount equal to the minimum required contribution under applicable pension legislation. For the plans in the U.S. and Canada, the Company may increase its contribution above the minimum, if appropriate to its tax and cash position and the plans’ funded position. The European plans are funded in accordance with local regulations.
The Company also sponsors supplemental retirement plans covering employees in the U.S. and Canada. The Company uses a measurement date of December 31 for its pension and supplemental retirement plans.
Several assumptions are used to determine the benefit obligations, plan assets, and net periodic income. The discount rate for the U.S. pension plan is calculated using a bond matching approach to select specific bonds that would satisfy the projected benefit payments. The bond matching approach reflects the process that would be used to settle the pension obligations. The discount rate for non U.S. plans are set by using Willis Towers Watson's RATE:Link model. For each plan, this approach reflects yields available on high quality corporate bonds that would generate the cash flow necessary to pay the plan's benefits when due. The expected return on plan assets is based on a calculated market-related value of plan assets, where gains and losses on plan assets are amortized over a five year period and accumulate in other comprehensive income. Other non-investment unrecognized gains and losses are amortized in future net income based on a “corridor” approach, where the corridor is equal to 10% of the greater of the benefit obligation or the market-related value of plan assets at the beginning of the year. The unrecognized gains and losses in excess of the corridor criteria are amortized over the average future lifetime or service of plan participants, depending on the plan. These assumptions are updated at each annual measurement date.
Changes in benefit obligations for the years ended December 31, 2019 and 2018 were:

	2019	2018
Changes in benefit obligation
Benefit obligation at beginning of year	$2,278,043	$2,435,765
Service cost	9,558	10,410
Interest cost	97,441	88,247
Plan participants’ contributions	2,246	2,466
Actuarial loss (gain)	246,352	(122,556)
Foreign currency exchange rate changes	9,073	(18,416)
Gross benefits paid	(119,789)	(118,643)
Plan amendments	3,327	—
Curtailments	(6,569)	—
Settlements	(67,831)	—
Special termination costs	42,757	—
Acquired plans	1,992	770
Benefit obligation at end of year	$2,496,600	$2,278,043

The benefit obligations for the Company’s U.S. pension plans included in the above were $2,228,066 and $2,055,701 at December 31, 2019 and 2018, respectively. The total accumulated benefit obligation for the Company’s defined benefit pension plans in the U.S., Canada, and Europe was approximately $2,466,322 and $2,247,013 at December 31, 2019 and 2018, respectively.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

The Company recorded $42,757 in special termination costs related to benefits provided through the Company's defined benefit plans to employees that accepted the voluntary retirement program ("VRP") as part of the Company's 2019 Cost Savings Plan. Refer to the restructuring footnote for more information.
The assumptions used to measure the pension benefit obligations for the plans at December 31, 2019 and 2018, were:

	2019	2018
Weighted average discount rate	3.43%	4.36%
Rate of increase in future compensation levels	3.13%	3.14%

Changes in plan assets for the years ended December 31, 2019 and 2018 were:

	2019	2018
Changes in plan assets
Fair value of plan assets at beginning of year	$2,043,379	$2,206,479
Actual return on plan assets	427,597	(86,418)
Foreign currency exchange rate changes	9,826	(18,054)
Employer contributions	15,799	57,549
Plan participants’ contributions	2,246	2,466
Benefits paid	(119,789)	(118,643)
Settlements	(67,831)	—
Fair value of plan assets at end of year	$2,311,227	$2,043,379

The fair values of plan assets for the Company’s U.S. pension plans included in the above were $2,051,474 and $1,831,513 at December 31, 2019 and 2018, respectively.
For the years ended December 31, 2019 and 2018, the aggregate benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets were as follows:

	2019	2018
Aggregate benefit obligation	$298,565	$2,106,348
Aggregate fair value of plan assets	$39,672	$1,863,245

For the years ended December 31, 2019 and 2018, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were as follows:

	2019	2018
Aggregate accumulated benefit obligation	$270,230	$2,070,183
Aggregate fair value of plan assets	$39,672	$1,855,714

The asset allocations for the Company’s funded pension plans at December 31, 2019 and 2018, and the target allocation for 2020, by asset category were:

	Target Allocation	Percentage of Plan Assets at December 31
	2020	2019	2018
Asset Category
Equity securities	68%	70%	67%
Debt securities	32%	30%	33%
	100%	100%	100%

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

The Company’s benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of the funds. The plans in Europe are unfunded and, therefore, there are no plan assets. The pension plan strategy implemented by the Company’s management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in the U.S. and Canada as well as fiduciary standards. The long-term primary investment objectives for the pension plans are to provide for a reasonable amount of long-term growth of capital, without undue exposure to risk, protect the assets from erosion of purchasing power, and provide investment results that meet or exceed the pension plans’ actuarially assumed long-term rates of return. The Company’s investment strategy with respect to pension plan assets is to generate a return in excess of the passive portfolio benchmark (47% S&P 500 Index, 5% Russell Midcap Index, 7% Russell 2000 Index, 5% MSCI EAFE Index, 5% DJ Global Moderate Index, 3% MSCI Emerging Market Net, and 28% Barclays U.S. Long Govt/Credit).
The fair values of the plan assets as of December 31, 2019 and 2018, by asset category, are shown in the tables below. Various inputs are considered when determining the value of the Company’s pension plan assets. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Level 1 represents observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 represents other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.). Level 3 represents significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments). Certain investments are measured at fair value using the net asset value ("NAV") per share as a practical expedient and have not been classified in the fair value hierarchy.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

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

	2019
	Total	Assets Measured at NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Securities
Common stocks — mutual funds — equity	$527,151	$187,500	$339,651	$—	$—
Genuine Parts Company common stock	214,418	—	214,418	—	—
Other stocks	865,078	—	865,070	—	8

Debt Securities
Short-term investments	34,516	—	34,516	—	—
Cash and equivalents	15,833	—	15,833	—	—
Government bonds	259,939	—	167,394	92,545	—
Corporate bonds	255,352	—	—	255,352	—
Asset-backed and mortgage-backed securities	9,316	—	—	9,316	—
Other-international	27,903	—	27,903	—	—
Municipal bonds	10,153	—	—	10,153	—
Mutual funds—fixed income	89,298	89,298	—	—	—

Other
Cash surrender value of life insurance policies	2,270	—	—	—	2,270
Total	$2,311,227	$276,798	$1,664,785	$367,366	$2,278

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

	2018
	Total	Assets Measured at NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Securities
Common stocks — mutual funds — equity	$457,567	$166,045	$291,522	$—	$—
Genuine Parts Company common stock	193,810	—	193,810	—	—
Other stocks	713,924	—	713,882	—	42

Debt Securities
Short-term investments	30,855	—	30,855	—	—
Cash and equivalents	14,583	—	14,583	—	—
Government bonds	223,750	—	159,483	64,267	—
Corporate bonds	227,616	—	—	227,616	—
Asset-backed and mortgage-backed securities	8,866	—	—	8,866	—
Other-international	29,471	—	29,126	345	—
Municipal bonds	8,747	—	—	8,747	—
Mutual funds—fixed income	131,755	86,443	—	45,312	—

Other
Cash surrender value of life insurance policies	2,435	—	—	—	2,435
Total	$2,043,379	$252,488	$1,433,261	$355,153	$2,477

Equity securities include Genuine Parts Company common stock in the amounts of $214,418 (9% of total plan assets) and $193,810 (9% of total plan assets) at December 31, 2019 and 2018, respectively. Dividend payments received by the plan on Company stock totaled approximately $6,156 and $5,813 in 2019 and 2018, respectively. Fees paid during the year for services rendered by parties in interest were based on customary and reasonable rates for such services.
The changes in the fair value measurement of plan assets using significant unobservable inputs (Level 3) during 2019 and 2018 were not material.
Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2020 pension income is 7.11% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.
The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31:

	2019	2018
Other long-term asset	$73,520	$8,440
Other current liability	(11,692)	(9,213)
Pension and other post-retirement liabilities	(247,201)	(233,891)
	$(185,373)	$(234,664)

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

Amounts recognized in accumulated other comprehensive loss consist of:

	2019	2018
Net actuarial loss	$952,133	$1,014,794
Prior service cost	9,343	5,939
	$961,476	$1,020,733

The following table reflects the total benefits expected to be paid from the pension plans’ or the Company’s assets. Of the pension benefits expected to be paid in 2020, approximately $11,694 is expected to be paid from employer assets. Expected employer contributions below reflect amounts expected to be contributed to funded plans. Information about the expected cash flows for the pension plans follows:

Employer contribution
2020 (expected)	$6,943
Expected benefit payments:
2020	$123,033
2021	$130,333
2022	$134,260
2023	$138,539
2024	$141,350
2025 through 2029	$737,591

Net periodic benefit income included the following components:

	2019	2018	2017
Service cost	$9,558	$10,410	$8,459
Interest cost	97,441	88,247	96,651
Expected return on plan assets	(154,137)	(154,006)	(155,432)
Amortization of prior service credit	(67)	(147)	(350)
Amortization of actuarial loss	31,000	39,721	38,034
Net periodic benefit income	$(16,205)	$(15,775)	$(12,638)

Service cost is recorded in selling, administrative and other expenses in the consolidated statements of income and comprehensive income while all other components except for special termination costs are recorded within other non-operating expenses (income). The special termination costs incurred in connection with the 2019 Cost Savings Plan are presented on their own line within non-operating expenses (income).
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	2019	2018	2017
Current year actuarial (gain) loss	$(33,677)	$117,867	$(27,672)
Recognition of actuarial loss	(31,000)	(39,721)	(38,034)
Current year prior service cost	3,327	—	4,768
Recognition of prior service credit	67	147	350
Recognition of curtailment loss	(155)	—	—
Other	(50)	—	—
Total recognized in other comprehensive (loss) income	$(61,488)	$78,293	$(60,588)
Total recognized in net periodic benefit income and other comprehensive (loss) income	$(77,693)	$62,518	$(73,226)

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit income in 2020 are as follows:

Actuarial loss	$44,602
Prior service credit	691
Total	$45,293

The assumptions used in measuring the net periodic benefit income for the plans follow:

	2019	2018	2017
Weighted average discount rate	4.36%	3.70%	4.26%
Rate of increase in future compensation levels	3.14%	3.11%	3.15%
Expected long-term rate of return on plan assets	7.12%	7.14%	7.80%

The Company has one defined contribution plan in the U.S. that covers substantially all of its domestic employees. Employees receive a matching contribution of 100% of the first 5% of the employees’ salary. Total plan expense was approximately $64,990 in 2019, $62,335 in 2018, and $58,186 in 2017.
The Company has a defined contribution plan that covers full-time Canadian employees after six months of employment and part-time employees upon meeting provincial minimum standards. Employees receive a matching contribution of 100% of the first 5% of the employees’ salary. Total plan expense was approximately $4,433 in 2019 and $4,108 in 2018.
10. Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores (independents) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (affiliates). Presently, the independents are generally consolidated by unaffiliated enterprises that have a controlling financial interest through ownership of a majority voting interest in the independent. The Company has no voting interest or other equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantee. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entity’s economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantee. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a maximum debt to EBITDA ratio and certain limitations on additional borrowings. At December 31, 2019, the Company was in compliance with all such covenants.
At December 31, 2019, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $904,662. These loans generally mature over periods from one to six years. In the event that the Company is required to make payments in connection with guaranteed obligations of the independents or the affiliates, the Company would obtain and liquidate certain collateral (e.g., accounts receivable and inventory) to recover all or a portion of the amounts paid under the guarantee. When it is deemed probable that the Company will incur a loss in connection with a guarantee, a liability is recorded equal to this estimated loss. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
The Company has recognized certain assets and liabilities amounting to $90,000 and $78,000 for the guarantees related to the independents’ and affiliates’ borrowings at December 31, 2019 and 2018, respectively. These assets and liabilities are included in other assets and other long-term liabilities in the consolidated balance sheets.
11. Commitments and Contingencies
Legal Matters
The Company is subject to various legal proceedings, many involving routine litigation incidental to the businesses, including approximately 1,615 pending product liability lawsuits resulting from its national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts distributed by the Company.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

The amounts accrued for product liabilities as of December 31, 2019 and 2018 were $146,230 and $141,203, respectively. While litigation of any type contains an element of uncertainty, the Company believes that its insurance coverage and its defense, and ultimate resolution of pending and reasonably anticipated claims will continue to occur within the ordinary course of the Company’s business and that resolution of these claims will not have a material effect on the Company’s business, results of operations or financial condition.
On April 17, 2017, a jury awarded damages against the Company of $81,500 in a litigated automotive product liability dispute. Through post-trial motions and offsets from previous settlements, the initial verdict was reduced to $77,100. The Company believed the verdict was not supported by the facts or the law and was contrary to the Company’s role in the automotive parts industry. The Company challenged the verdict through an appeal to a higher court. On February 19, 2020, the higher court issued an order entirely reversing the jury’s finding on damages and ordering a new trial on damages.  Absent any further appeal, the matter will be remanded to the trial court for a new trial on damages only. At the time of the filing of these financial statements, based upon the Company’s legal defenses, insurance coverage, and reserves, the Company does not believe this matter will have a material impact to the consolidated financial statements.
Fire at S.P. Richards Headquarters and Distribution Center
On July 19, 2019, a fire occurred at the S.P. Richards headquarters in Atlanta, Georgia. The building primarily held the S.P. Richards headquarters office and was connected to its Atlanta distribution center. The Company maintains property and casualty loss insurance coverage. The Company expects to recover all losses on inventory, property, plant and equipment and other fire-related costs from insurance proceeds.
12. Acquisitions and Divestitures
Acquisitions
2019
The Company's cash used in acquisitions of businesses totaled $732,142, net of cash acquired, during the year ended December 31, 2019. In the Automotive Parts Group, the acquired businesses included all of its equity interests in Hennig Fahrzeugteile Group ("Hennig") in January 2019 and of PartsPoint Group in June 2019, which together generate estimated annual revenues of approximately $520,000, as well as several bolt-on acquisitions.
In the Industrial Parts Group, the Company acquired all of the equity interests in Axis New England and Axis New York ("Axis") in March 2019, which generate estimated annual revenue of approximately $55,000, and the remaining 65% equity investment in Inenco Group Pty Ltd ("Inenco") in July 2019. Inenco is one of Australasia's leading industrial distributors of key product categories such as bearings, power transmission and seals and it generates estimated annual revenues of approximately $400,000. Prior to the 65% acquisition, the Company accounted for its 35% investment in Inenco under the equity method of accounting. Upon acquisition the Company recognized the 35% investment at its acquisition-date fair value of $123,385. The difference between the acquisition-date fair value and the carrying amount of the equity method investment resulted in the recognition of a gain of $38,663 on the acquisition date. The acquisition-date fair value was determined using a market and income approach with the assistance of a third party valuation firm. The gain is included in the line item "other" within non-operating (income) expenses on the consolidated statement of income and comprehensive income for the year ended December 31, 2019.
The total acquisition date fair value of the consideration transferred for the businesses and of any previously held equity interests was $860,712, net of cash acquired of $16,591, and it consisted of the following:

December 31, 2019
Cash	$732,142
Fair value of 35% investment in Inenco held prior to business combination	123,385
Fair value of other investments held prior to business combination	5,185
Total	$860,712

The following table summarizes the preliminary, estimated fair values of the assets acquired and liabilities assumed at the acquisition dates for the aggregate of these businesses. Additional adjustments may be made to the acquisition accounting during the measurement period primarily related to intangible asset revaluations and tax accounting.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

As of Acquisition Dates
Trade accounts receivable	$148,543
Merchandise inventories	319,579
Prepaid expenses and other current assets	788
Intangible assets	340,799
Deferred tax assets	1,480
Property, plant and equipment	70,958
Operating lease assets	127,470
Other assets	20,318
Total identifiable assets acquired	1,029,935
Current liabilities	122,307
Long-term debt	164,662
Operating lease liabilities	61,626
Deferred tax liabilities	67,081
Other long-term liabilities	132,187
Total liabilities assumed	547,863
Net identifiable assets acquired	482,072
Noncontrolling interests in a subsidiary	(1,600)
Goodwill	380,240
Net assets acquired	$860,712

The acquired intangible assets of approximately $340,799 were provisionally assigned to customer relationships of $304,302, trademarks of $32,907, and other intangibles of $3,590 with weighted average amortization lives of 16.6, 21.7, and 5.0 years, respectively, for a total weighted average amortization life of 17.0 years. The fair value of the acquired identifiable intangible assets is provisional pending completion of the final valuations for these assets.
The estimated goodwill recognized as part of the acquisitions is generally not tax deductible. The goodwill is attributable primarily to the expected synergies and assembled workforces of the acquired businesses.
The results of operations for the acquired businesses were included in the Company’s consolidated statements of income and comprehensive income beginning on their respective acquisition dates.
2018
In 2018, a significant portion of the businesses acquired included 20 businesses in the Automotive Parts Group and three businesses in the Industrial Parts Group.
The 20 Automotive Parts Group acquisitions generate estimated annual revenues of approximately $180,000. The acquisitions included TMS Motor Spares ("TMS") in August 2018 and Platinum International Group ("Platinum") in October 2018. TMS is a leading automotive parts distributor and operates 17 locations in Scotland and seven locations in England. Platinum is a leading value-added battery distributor in the automotive, industrial, and leisure markets and operates nine locations in the U.K. and one location in the Netherlands.
The three Industrial Parts Group acquisitions generate estimated annual revenues of approximately $100,000. The largest acquisition was Hydraulic Supply Company ("HSC") in October 2018, which operates 30 locations in the U.S. HSC is a full-service fluid power distributor, with a product offering of hydraulic, pneumatic and industrial components and systems.
For each acquisition, the Company allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired businesses were included in the Company’s consolidated statements of income and comprehensive income beginning on their respective acquisition dates. The Company recorded approximately $167,000 of goodwill and other intangible assets associated with the 2018 acquisitions. Other intangible assets acquired consisted of customer relationships of $76,000 with weighted average amortization lives of 15 years.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

2017
In 2017, a significant portion of the businesses acquired included 12 businesses in the Automotive Parts Group and three businesses in the Industrial Parts Group. The aggregate purchase price for these 15 acquisitions was approximately $1,334,000, net of cash acquired. In 2017, the Company allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for the acquired companies were included in the Company’s consolidated statements of income and comprehensive income beginning on their respective acquisition dates. The Company recorded $1,926,000 of goodwill and other intangible assets associated with the 2017 acquisitions. Other intangible assets acquired in 2017, excluding AAG, consisted of customer relationships of $69,000 with weighted average amortization lives of 15 years.
Divestitures
2019
The Company received proceeds from divestitures of businesses totaling $434,609 during the year ended December 31, 2019. The divestitures are not considered strategic shifts that will have a major effect on the Company’s operations or financial results; therefore, they are not reported as discontinued operations. The Company recognized losses totaling $41,499 related to these transactions during the year ended December 31, 2019, which includes realized currency losses of $34,701. These losses are included in the line item "other" within non-operating expenses (income) on the consolidated statement of income and comprehensive income for the year ended December 31, 2019.
Grupo Auto Todo
On March 7, 2019, the Company sold all of its equity in Grupo Auto Todo, a Mexican subsidiary within the Automotive Parts Group. Grupo Auto Todo contributed revenues of $15,900 for the year ended December 31, 2019 and $93,000 for the year ended December 31, 2018.
EIS
During the third quarter of 2019, the Company approved a transaction to sell EIS, a wholly owned subsidiary within the Industrial Parts Group. The transaction closed on September 30, 2019. EIS contributed revenues of $588,031 for the year ended December 31, 2019 and $817,249 for the year ended December 31, 2018.
Garland C. Norris & SPR Canada
During the fourth quarter of 2019, the Company approved a transaction to sell the assets of Garland C. Norris ("GCN"), a wholly owned subsidiary within the Business Products Group. The transaction closed on December 13, 2019. On December 6, 2019, the Company also entered into a definitive agreement to sell all of the equity of SPR Canada, a subsidiary in the Business Products Group and the transaction closed on January 1, 2020. These businesses contributed revenues of $66,705 for the year ended December 31, 2019 and $79,665 for the year ended December 31, 2018.
2018
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
13. Segment Data
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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

The Company’s industrial segment distributes a wide variety of industrial bearings, mechanical and fluid power transmission equipment, including hydraulic and pneumatic products, material handling components and related parts and supplies.
The Company’s business products segment distributes a wide variety of office products, computer supplies, office furniture, and business electronics.
Inter-segment sales are not significant. Segment profit for each industry segment is calculated as net sales less operating expenses excluding general corporate expenses, interest expense, equity in income from investees, intangible asset amortization, income attributable to noncontrolling interests and other unallocated amounts that are driven by corporate initiatives. Approximately $243,196, $285,020 and $196,190 of income before income taxes was generated in jurisdictions outside the U.S. for the years ended December 31, 2019, 2018, and 2017, respectively. Net sales and net property, plant and equipment by country relate directly to the Company’s operations in the respective country. Corporate assets are principally cash and cash equivalents and headquarters’ facilities and equipment.

	2019	2018	2017
Net sales: (1)
Automotive	$10,987,533	$10,526,520	$8,583,317
Industrial	6,528,332	6,298,584	5,805,012
Business products	1,876,440	1,909,969	1,920,472
Total net sales	$19,392,305	$18,735,073	$16,308,801
Segment profit:
Automotive	$830,359	$854,389	$720,465
Industrial	521,830	487,360	440,454
Business products	77,728	88,756	98,882
Total segment profit	$1,429,917	$1,430,505	$1,259,801
Interest expense, net	$(91,315)	$(92,093)	$(38,677)
Corporate expense	$(137,592)	$(137,723)	$(110,722)
Intangible asset amortization	$(97,459)	$(88,972)	$(51,993)
Other unallocated amounts:
Restructuring costs	$(112,184)	$—	$—
Special termination costs	(42,757)	—	—
Goodwill impairment charge	(81,968)	—	—
Realized currency and other divestiture losses	(41,499)	—	—
Termination fee	—	12,000	—
Gain on equity investment	38,663	—	—
Transaction and other costs	(33,506)	(48,105)	(49,141)
Total other unallocated amounts	$(273,251)	$(36,105)	$(49,141)

Income before income taxes	$830,300	$1,075,612	$1,009,268
Assets:
Automotive	$7,376,571	$6,246,911	$6,140,829
Industrial	1,994,115	1,790,410	1,645,271
Business products	942,038	860,279	859,335
Corporate	470,460	245,022	212,566
Goodwill and other intangible assets	3,862,445	3,540,418	3,554,380
Total assets	$14,645,629	$12,683,040	$12,412,381

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

	2019	2018	2017
Depreciation and amortization:
Automotive	$122,905	$105,238	$71,405
Industrial	17,577	14,518	13,446
Business products	7,730	10,472	11,262
Corporate	24,617	22,435	19,585
Intangible asset amortization	97,459	88,972	51,993
Total depreciation and amortization	$270,288	$241,635	$167,691
Capital expenditures:
Automotive	$227,420	$198,910	$118,181
Industrial	39,003	21,783	28,566
Business products	20,613	7,320	6,726
Corporate	10,833	4,409	3,287
Total capital expenditures	$297,869	$232,422	$156,760
Net sales:
United States	$14,041,308	$13,927,091	$13,246,619
Europe	2,223,498	1,860,912	256,364
Canada	1,669,803	1,624,890	1,525,421
Australasia	1,369,361	1,193,148	1,162,122
Mexico	88,335	129,032	118,275
Total net sales	$19,392,305	$18,735,073	$16,308,801
Net property, plant and equipment:
United States	$804,841	$726,068	$647,386
Europe	153,357	110,184	96,857
Canada	103,320	91,387	90,857
Australasia	147,457	95,578	95,299
Mexico	5,808	4,014	6,303
Total net property, plant and equipment	$1,214,783	$1,027,231	$936,702

(1)
The net effect of discounts, incentives, and freight billed to customers has been allocated to their respective segments for the current and prior periods. Previously, the net effect of such items were captured and presented separately in a line item entitled “Other.”

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

The following table presents disaggregated geographical net sales from contracts with customers by reportable segment. The Company believes this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors:

	2019	2018	2017
North America:
Automotive	$7,606,678	$7,472,460	$7,164,831
Industrial	6,316,328	6,298,584	5,805,012
Business products	1,876,440	1,909,969	1,920,472
Total North America	$15,799,446	$15,681,013	$14,890,315
Australasia:
Automotive	$1,157,357	$1,193,148	$1,162,122
Industrial	212,004	—	—
Total Australasia	$1,369,361	$1,193,148	$1,162,122
Europe - Automotive	$2,223,498	$1,860,912	$256,364
Total net sales	$19,392,305	$18,735,073	$16,308,801

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

14. Restructuring
In October of 2019, the Company approved and began to implement certain restructuring actions (the "2019 Cost Savings Plan") across its subsidiaries primarily targeted at simplifying organizational structures and distribution networks. The Company believes these actions will reduce costs in the future and allow it to more effectively and efficiently manage its businesses. Among other things, the 2019 Cost Savings Plan will result in workforce reductions and facility closures and consolidations. The Company executed a VRP for its U.S. and Canadian subsidiaries in the fourth quarter of 2019 in connection with this plan.
The table below summarizes costs associated with the 2019 Cost Savings Plan:

Total
Restructuring costs	$112,184
Special termination costs	42,757
Total costs incurred in 2019	$154,941
Remaining costs expected but not yet incurred	20,331
Total costs	$175,272

The 2019 Cost Savings Plan was approved and funded by the Company's corporate office and therefore these costs are not allocated to the Company's segments. See the segment data footnote for more information.
The table below summarizes the activity related to the restructuring costs discussed above. As of December 31, 2019, the current portion of the restructuring liability of $82,638 is included in other current liabilities on the consolidated balance sheet.

	Severance and other employee costs	Facility and closure costs	Accelerated operating lease costs	Asset impairments	Total
Liability as of January 1, 2019	$—	$—	$—	$—	$—
Restructuring costs	88,814	11,973	3,605	7,792	112,184
Cash payments	(5,440)	(3,498)	—	—	(8,938)
Non-cash charges	(6,133)	—	(3,605)	(7,792)	(17,530)
Translation	356	492	—	—	848
Liability as of December 31, 2019	$77,597	$8,967	$—	$—	$86,564

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES.
Management’s conclusion regarding the effectiveness of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.
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
All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. During the year ended December 31, 2019, we acquired Hennig Fahrzeugteile Group ("Hennig"), PartsPoint Group, Axis New England, Axis New York and Inenco Group Pty Ltd (“Inenco”) and have included their balances as of December 31, 2019 in our consolidated balance sheet and the results of their operations in our consolidated statement of income and comprehensive income. As permitted by the Securities and Exchange Commission, we elected to exclude these acquisitions, which constituted approximately 7.9% of total assets as of December 31, 2019 and 3.2% and 1.1% of net sales and net income, respectively, for the year ended December 31, 2019, from our assessment of internal control over financial reporting as of December 31, 2019. Our integration of the systems and processes of these businesses could cause changes to our internal controls over financial reporting in future periods.
The Company’s management, including our CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in “Internal Control-Integrated Framework.” Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
Remediation of previously identified material weakness
As previously disclosed in Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2018, during the fourth quarter of fiscal 2018 we identified a material weakness in Alliance Automotive Group's ("AAG") internal control over financial reporting. Specifically, AAG did not adequately identify, design and maintain internal controls at the transaction level that mitigated the risk of material misstatement in financial reporting processes nor did it maintain appropriate information technology controls. During 2019, management implemented a previously disclosed remediation plan that included initiation of compensating controls and enhanced and revised design of existing financial reporting controls, information technology applications and procedures at AAG. During the fourth quarter of 2019, the Company completed testing the operating effectiveness of the implemented controls and found them to be effective. As a result we have concluded the material weakness has been remediated as of December 31, 2019.

Changes in internal control over financial reporting
Other than with respect to the remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genuine Parts Company and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Genuine Parts Company and Subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Genuine Parts Company and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hennig Fahrzeugteile Group ("Hennig"), PartsPoint Group, Axis New England, Axis New York and Inenco Group Pty Ltd (“Inenco”), which are included in the 2019 consolidated financial statements of the Company and constituted collectively 7.9% of total assets as of December 31, 2019 and 3.2% and 1.1% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Hennig, PartsPoint Group, Axis New England, Axis New York and Inenco.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Genuine Parts Company and Subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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
February 21, 2020

ITEM 9B.    OTHER INFORMATION.
Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS.
Executive officers of the Company are elected by the Board of Directors and each serves at the pleasure of the Board of Directors until his or her successor has been elected and qualified, or until his or her earlier death, resignation, removal, retirement or disqualification. The current executive officers of the Company are:
Paul D. Donahue, age 63, was appointed Chairman of the Board and Chief Executive Officer of the Company in April of 2019. He served as President and Chief Executive Officer from May 2016 - April 2019. Mr. Donahue was been President of the Company from January 2012 until April 2019, and he has been a Director of the Company since April 2012. Previously, Mr. Donahue served as President of the Company’s U.S. Automotive Parts Group from July 2009 to February 1, 2016. Mr. Donahue served as Executive Vice President of the Company from August 2007 until his appointment as President in 2012. Previously, Mr. Donahue was President and Chief Operating Officer of S.P. Richards Company from 2004 to 2007 and was Executive Vice President-Sales and Marketing in 2003, the year he joined the Company.
Carol B. Yancey, age 56, has been Executive Vice President and Chief Financial Officer of the Company since March 2013, and also held the additional title of Corporate Secretary of the Company up to February 2015. Ms. Yancey was Senior Vice President - Finance and Corporate Secretary from 2005 until her appointment as Executive Vice President - Finance in November 2012. Previously, Ms. Yancey was named Vice President of the Company in 1999 and Corporate Secretary in 1995. Prior to that, she served as Assistant Corporate Secretary from 1994 to 1995, Director of Shareholder Relations from 1992 to1994, and Director of Investor Relations in 1991, when she joined the Company.
Scott A. Sonnemaker, age 56, joined the Company on February 1, 2019 as Group President, North American Automotive. Prior to this, he was Senior Vice President, International Americas at Sysco Corporation from 2016 to 2019. Previously, Mr. Sonnemaker served as Sysco's Chief Customer Officer and Senior Vice President of Sales from 2010 to 2016.
James R. Neill, age 58, was appointed Executive Vice President of Human Resources of the Company in February of 2020. Prior to that, he served as Senior Vice President of Human Resources from April 2014 to February of 2020. Mr. Neill was Senior Vice President of Employee Development and HR Services from April 2013 until his appointment as Senior Vice President of Human Resources of the Company. Previously, Mr. Neill served as the Senior Vice President of Human Resources at Motion Industries from 2008 to 2013. Mr. Neill joined Motion in 2006 as Vice President of Human Resources and served in that role from 2006 to 2007.
Randall P. Breaux, age 57, was appointed President of Motion Industries on January 1, 2019. Mr. Breaux was Executive Vice President of Marketing, Distribution, and Strategic Planning at Motion from January 2018 until his appointment to President. Previously, he served as Senior Vice President of Marketing, Distribution, and Purchasing from 2015 to 2017. Mr. Breaux joined Motion in 2011 as Senior Vice President of Marketing, Product Management, and Strategic Planning.
Kevin E. Herron, age 57, was appointed President of the U.S. Automotive Parts group on January 1, 2019. Mr. Herron previously served as Executive Vice President - U.S. Automotive Parts Group from 2018 to 2019, and previous to that role, he was Group Senior Vice President of the U.S. Automotive Parts Group from 2014 to 2018. From 2010 to 2014 he was Division Vice President for the Midwest of the U.S. Automotive Parts Group, and prior to that he was Regional Vice President for UAP, the Canadian division of the Automotive Parts Group. He held that role from 2006 to 2010. Prior to that, Mr. Herron served as Regional Vice President of Corporate Stores from 2004 to 2006, and previously he was District Manager in Maine from 1995 to 2003 and held the same title in Vermont during 1994. Prior to those roles, he was Area Manager in Syracuse, New York from 1991 to 1993. Mr. Herron began his career at the Company as a management trainee in Syracuse and served in that role from 1989 to 1990.
Further information required by this item is set forth under the heading “Nominees for Director”, under the heading “Corporate Governance - Code of Conduct and Ethics”, under the heading “Corporate Governance - Board Committees - Audit Committee”, and under the heading “Corporate Governance - Director Nominating Process” of the Proxy Statement and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
Information required by this item is set forth under the headings “Executive Compensation”, “Additional Information Regarding Executive Compensation”, “2019 Grants of Plan-Based Awards”, “2019 Outstanding Equity Awards at Fiscal Year-End”, “2019 Option Exercises and Stock Vested”, “2019 Pension Benefits”, “2019 Nonqualified Deferred Compensation”, “Post Termination Payments and Benefits”, “Compensation, Nominating and Governance Committee Report”, “Compensation, Nominating and Governance Committee Interlocks and Insider Participation” and “Compensation of Directors” of the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Certain information required by this item is set forth below. Additional information required by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of the Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table gives information as of December 31, 2019 about the common stock that may be issued under all of the Company’s existing equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders:	1,121,611	(2)	$80.85	—
	1,903,683	(3)	$94.74	7,834,341	(5)
Equity Compensation Plans Not Approved by Shareholders:	110,441	(4)	n/a	889,559
Total	3,135,735		—	8,723,900

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
The following consolidated financial statements of Genuine Parts Company and Subsidiaries are incorporated in this Item 15 by reference from Part II-Item 8. Financial Statements and Supplemental Data included in this Annual Report on Form 10-K. See Index to Consolidated Financial Statements.
Report of independent registered public accounting firm on the financial statements
Consolidated balance sheets — December 31, 2019 and 2018
Consolidated statements of income and comprehensive income — Years ended December 31, 2019, 2018 and 2017
Consolidated statements of equity — Years ended December 31, 2019, 2018 and 2017
Consolidated statements of cash flows — Years ended December 31, 2019, 2018 and 2017
Notes to consolidated financial statements — December 31, 2019
(2)  Financial Statement Schedules
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

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, as amended April 23, 2007. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated April 23, 2007.)

Exhibit 3.2	By-Laws of the Company, as amended and restated November 19, 2018. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated November 19, 2018.)

Exhibit 4.1	Description of Genuine Parts Company Common Stock.

Exhibit 4.2	Specimen Common Stock Certificate. (Incorporated herein by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-63874.)

Exhibit 10.1*	The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

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

Exhibit 10.19*	Genuine Parts Company 2006 Long-Term Incentive Plan, effective April 17, 2006. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated April 18, 2006.)

Exhibit 10.20*
Amendment to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 20, 2006, effective November 20, 2006. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 28, 2007.)

Exhibit 10.21*
Amendment No. 2 to the Genuine Parts Company 2006 Long-Term Incentive Plan, dated November 19, 2007, effective November 19, 2007. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 29, 2008.)

Exhibit 10.22*	Genuine Parts Company 2015 Incentive Plan, effective November 17, 2014. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated April 28, 2015.)

Exhibit 10.23*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, dated May 7, 2014.)

Exhibit 10.24*	Genuine Parts Company Stock Appreciation Rights Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 26, 2013.)

Exhibit 10.25*	Form of Executive Officer Change in Control Agreement. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated February 26, 2015.)

Exhibit 10.26
Genuine Parts Company 364-Day Bridge Credit Agreement dated September 22, 2017 by and among Genuine Parts Company, J.P. Morgan Chase Bank, N.A., as administrative agent, and the other Lender Parties. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, dated October 26, 2017.)

Exhibit 10.27
Genuine Parts Company Amended and Restated Syndicated Facility Agreement dated October 30, 2017 by and among Genuine Parts Company, Bank of America, N.A., as administrative agent, and the other Lender Parties. (Incorporated herein by reference from the Company's Annual Report on Form 10-K dated February 27, 2018.)

Exhibit 10.28
Genuine Parts Company Note Purchase Agreement dated October 30, 2017 by and among Genuine Parts Company, J.P. Morgan Securities, LLC and Merill Lynch, Pierce, Fenner & Smith Incorporated, as agents, and the other Lender Parties. (Incorporated herein by reference from the Company's Annual Report on Form 10-K dated February 27, 2018.)

Exhibit 10.29*	Genuine Parts Company Form of Restricted Stock Unit Award Certificate. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated February 25, 2019.)

Exhibit 10.30*	Genuine Parts Company Form of Performance Restricted Stock Unit Award Certificate. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated February 25, 2019.)

Exhibit 10.31*	Description of Director Compensation.

*	Indicates management contracts and compensatory plans and arrangements.

Exhibit 21	Subsidiaries of the Company.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1	Certification signed by Chief Executive Officer pursuant to SEC Rule 13a-14(a).
Exhibit 31.2	Certification signed by Chief Financial Officer pursuant to SEC Rule 13a-14(a).
Exhibit 32
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer and Chief Financial Officer (furnished herewith)

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL
ITEM 16.    FORM 10-K SUMMARY.
Not applicable.

SIGNATURES.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
GENUINE PARTS COMPANY

/s/ Paul D. Donahue	2/21/2020	/s/ Carol B. Yancey	2/21/2020
Paul D. Donahue	(Date)	Carol B. Yancey	(Date)
Chairman and Chief Executive Officer		Executive Vice President and Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Paul D. Donahue	2/17/2020	/s/ Carol B. Yancey	2/17/2020
Paul D. Donahue	(Date)	Carol B. Yancey	(Date)
Director Chairman and Chief Executive Officer (Principal Executive Officer)		Executive Vice President and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)

/s/ Elizabeth W. Camp	2/17/2020
Elizabeth W. Camp	(Date)	Richard Cox, Jr.	(Date)
Director		Director

/s/ Gary P. Fayard	2/17/2020	/s/ Thomas C. Gallagher	2/17/2020
Gary P. Fayard	(Date)	Thomas C. Gallagher	(Date)
Director		Director

/s/ P. Russell Hardin	2/17/2020	/s/ John R. Holder	2/17/2020
P. Russell Hardin		John R. Holder	(Date)
Director		Director

/s/ Donna W. Hyland	2/17/2020	/s/ John D. Johns	2/17/2020
Donna W. Hyland	(Date)	John D. Johns	(Date)
Director		Director

/s/ Robert C. Loudermilk, Jr.	2/17/2020	/s/ Wendy B. Needham	2/17/2020
Robert C. Loudermilk, Jr.	(Date)	Wendy B. Needham	(Date)
Director		Director

/s/ E. Jenner Wood, III	2/17/2020
E. Jenner Wood, III	(Date)
Director