Form 10-Q
period 2020-03-31
GENUINE PARTS CO
filed 2020-05-06
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 144,260,282 shares of common stock outstanding as of April 30, 2020.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$354,469	$276,992
Trade accounts receivable, less allowance for doubtful accounts (2020 – $38,519; 2019 – $37,905)	2,705,192	2,635,155
Merchandise inventories, net	3,698,928	3,831,183
Prepaid expenses and other current assets	1,234,461	1,195,286
Total current assets	7,993,050	7,938,616
Goodwill	2,206,650	2,293,519
Other intangible assets, less accumulated amortization	1,468,948	1,568,926
Deferred tax assets	61,572	54,851
Property, plant and equipment, less accumulated depreciation (2020 – $1,285,954; 2019 – $1,282,952)	1,180,205	1,214,783
Operating lease assets	1,049,538	1,075,969
Other assets	491,392	498,965
Total assets	$14,451,355	$14,645,629

Liabilities and equity
Current liabilities:
Trade accounts payable	$4,067,400	$4,106,163
Current portion of debt	908,865	624,043
Dividends payable	114,476	110,851
Other current liabilities	1,490,479	1,553,063
Total current liabilities	6,581,220	6,394,120
Long-term debt	2,726,391	2,802,056
Operating lease liabilities	803,565	825,567
Pension and other post–retirement benefit liabilities	249,887	249,832
Deferred tax liabilities	211,160	232,902
Other long-term liabilities	456,101	445,652
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2020 – 144,249,343 shares; 2019 – 145,378,158 shares	144,249	145,378
Additional paid-in capital	103,878	98,777
Retained earnings	4,487,904	4,571,860
Accumulated other comprehensive loss	(1,333,329)	(1,141,308)
Total parent equity	3,402,702	3,674,707
Noncontrolling interests in subsidiaries	20,329	20,793
Total equity	3,423,031	3,695,500
Total liabilities and equity	$14,451,355	$14,645,629
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Net sales	$4,559,532	$4,736,833
Cost of goods sold	3,058,741	3,228,665
Gross profit	1,500,791	1,508,168
Operating expenses:
Selling, administrative and other expenses	1,232,743	1,203,905
Depreciation and amortization	70,443	61,977
Provision for doubtful accounts	7,300	3,969
Restructuring costs	1,439	—
Total operating expenses	1,311,925	1,269,851
Non-operating (income) expenses:
Interest expense	20,969	23,883
Other	(11,048)	2,922
Total non-operating (income) expenses	9,921	26,805
Income before income taxes	178,945	211,512
Income taxes	42,410	51,262
Net income	$136,535	$160,250
Basic net income per common share	$0.94	$1.10
Diluted net income per common share	$0.94	$1.09
Dividends declared per common share	$.7900	$.7625
Weighted average common shares outstanding	145,052	145,981
Dilutive effect of stock options and non-vested restricted stock awards	571	713
Weighted average common shares outstanding – assuming dilution	145,623	146,694

Net income	$136,535	$160,250
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments, net of income taxes in 2020 and 2019 — $15,560 and $7,710 respectively	(182,613)	47,964
Cash flow hedge adjustments, net of income taxes in 2020 and 2019 — $6,604 and $1,915, respectively	(17,856)	(5,179)
Pension and postretirement benefit adjustments, net of income taxes in 2020 and 2019 — $3,017 and $1,788, respectively	8,448	4,832
Other comprehensive income (loss), net of income taxes	(192,021)	47,617
Comprehensive income (loss)	$(55,486)	$207,867
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2020
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2020	145,378,158	$145,378	$98,777	$(1,141,308)	$4,571,860	$3,674,707	$20,793	$3,695,500
Net income	—	—	—	—	136,535	136,535	—	136,535
Other comprehensive loss, net of tax	—	—	—	(192,021)	—	(192,021)	—	(192,021)
Cash dividend declared, $0.7900 per share	—	—	—	—	(114,476)	(114,476)	—	(114,476)
Share-based awards exercised, including tax benefit of $221	7,629	7	(348)	—	—	(341)	—	(341)
Share-based compensation	—	—	5,449	—	—	5,449	—	5,449
Purchase of stock	(1,136,444)	(1,136)	—	—	(94,583)	(95,719)	—	(95,719)
Cumulative effect from adoption of ASU 2016-13 (1)	—	—	—	—	(11,432)	(11,432)	—	(11,432)
Noncontrolling interest activities	—	—	—	—	—	—	(464)	(464)
March 31, 2020	144,249,343	$144,249	$103,878	$(1,333,329)	$4,487,904	$3,402,702	$20,329	$3,423,031

	Three Months Ended March 31, 2019
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2019	145,936,613	$145,937	$78,380	$(1,115,078)	$4,341,212	$3,450,451	$21,540	$3,471,991
Net income	—	—	—	—	160,250	160,250	—	160,250
Other comprehensive income, net of tax	—	—	—	47,617	—	47,617	—	47,617
Cash dividend declared, $0.7625 per share	—	—	—	—	(111,355)	(111,355)	—	(111,355)
Share-based awards exercised, including tax benefit of $3,812	127,298	127	(6,966)	—	—	(6,839)	—	(6,839)
Share-based compensation	—	—	6,010	—	—	6,010	—	6,010
Cumulative effect from adoption of ASU 2018-02 (2)	—	—	—	(122,526)	122,526	—	—	—
Cumulative effect from adoption of ASU 2016-02, net of tax (2)	—	—	—	—	4,797	4,797	—	4,797
Noncontrolling interest activities	—	—	—	—	—	—	361	361
March 31, 2019	146,063,911	$146,064	$77,424	$(1,189,987)	$4,517,430	$3,550,931	$21,901	$3,572,832

(1)The Company adopted Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, during the first quarter of 2020. Refer to the recent accounting pronouncements footnote.
(2)The Company adopted ASU 2016-02, Leases, and ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, during the first quarter of 2019.
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2020	2019
Operating activities:
Net income	$136,535	$160,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,443	61,977
Share-based compensation	5,449	6,010
Excess tax benefits from share-based compensation	(221)	(3,812)
Other operating activities	176	27,037
Changes in operating assets and liabilities	(138,322)	(189,732)
Net cash provided by operating activities	74,060	61,730
Investing activities:
Purchases of property, plant and equipment	(45,414)	(45,621)
Proceeds from sale of property, plant and equipment	3,332	2,735
Proceeds from divestitures of businesses	10,442	12,028
Acquisitions of businesses and other investing activities	(3,833)	(153,180)
Net cash used in investing activities	(35,473)	(184,038)
Financing activities:
Proceeds from debt	1,318,905	1,350,002
Payments on debt	(1,057,667)	(1,092,115)
Share-based awards exercised	(341)	(6,839)
Dividends paid	(110,851)	(105,369)
Purchases of stock	(95,719)	—
Other financing activities	(871)	—
Net cash provided by financing activities	53,456	145,679
Effect of exchange rate changes on cash and cash equivalents	(14,566)	7
Net increase in cash and cash equivalents	77,477	23,378
Cash and cash equivalents at beginning of period	276,992	333,547
Cash and cash equivalents at end of period	$354,469	$356,925
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company,” “we,” “our,” “us,” or “its”) for the year ended December 31, 2019. Accordingly, the unaudited interim condensed consolidated financial statements and related disclosures herein should be read in conjunction with the Company’s 2019 Annual Report on Form 10-K.
The preparation of interim financial statements requires management to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements. Specifically, the Company makes estimates and assumptions in its interim condensed consolidated financial statements for inventory adjustments, the accrual of bad debts, credit losses on guaranteed loans, customer sales returns, and volume incentives earned, among others. Inventory adjustments (including adjustments for a majority of inventories that are valued under the last-in, first-out (“LIFO”) method) are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment and LIFO valuation. Reserves for bad debts, credit losses on guaranteed loans and customer sales returns are estimated and accrued on an interim basis based on a consideration of historical experience, current conditions, and reasonable and supportable forecasts. Volume incentives are estimated based upon cumulative and projected purchasing levels. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The Company has reclassified certain prior period amounts to conform to the current period presentation.
The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results for the entire year. The Company's operations are concentrated in North America, Europe and Australasia and are vulnerable to the significantly reduced economic activity caused by temporary social distancing and shelter-in-place mandates instituted in those areas in response to the COVID-19 outbreak, which was declared a pandemic in March 2020. The Company's Automotive Group, Industrial Group and Business Products Group each have been classified “essential” businesses by government authorities and the Company’s operations remain substantially open to serve customers throughout this pandemic (except for operations in France and New Zealand, which individually account for less than 5% of sales for the three months ended March 31, 2020). The Company's customers also are benefiting from various forms of government economic assistance, including assistance provided by the Coronavirus Aid, Relief, and Economic Security Act in the United States. Nonetheless, if the pandemic persists or worsens, the estimates and assumptions management made as of March 31, 2020 could change in subsequent interim reports and upon final determination at year-end, and it is reasonably possible such changes could be significant (although the potential effects cannot be estimated at this time). The Company has evaluated subsequent events through the date the condensed consolidated financial statements covered by this quarterly report were issued.

2. Segment Information
The following table presents a summary of the Company's reportable segment financial information:

	Three Months Ended March 31,
	2020	2019
Net sales:
Automotive	$2,581,636	$2,622,345
Industrial	1,509,841	1,635,423
Business products	468,055	479,065
Total net sales	$4,559,532	$4,736,833
Segment profit:
Automotive	$142,314	$179,228
Industrial	113,933	121,028
Business products	20,199	21,220
Total segment profit	276,446	321,476
Interest expense, net	(19,836)	(23,029)
Intangible asset amortization	(24,007)	(22,584)
Corporate expense	(52,742)	(30,237)
Other unallocated costs (1)	(916)	(34,114)
Income before income taxes	$178,945	$211,512
(1) The following table presents a summary of the other unallocated costs:

	Three Months Ended March 31,
	2020	2019
Other unallocated costs:
Gain on insurance proceeds related to SPR Fire	$12,283	$—
Transaction and other costs	(11,760)	(7,077)
Restructuring costs	(1,439)	—
Realized currency loss	—	(27,037)
Total other unallocated costs	$(916)	$(34,114)
Refer to the commitments and contingencies footnote for discussion of gain on insurance proceeds. Refer to restructuring footnote for discussion of restructuring costs. Refer to acquisitions and divestitures footnote for discussion of realized currency loss and transactions that give rise to transaction and other costs. Transaction and other costs for the three months ended March 31, 2020 included $6,035 of COVID-19 incremental costs incurred relating to fees to cancel marketing events and increased cleaning and sanitization materials, among other things.

Net sales are disaggregated by geographical region for each of the Company’s reportable segments, as the Company deems this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended March 31,
	2020	2019
North America:
Automotive	$1,730,447	$1,813,785
Industrial	1,410,715	1,635,423
Business products	468,055	479,065
Total North America	$3,609,217	$3,928,273
Australasia:
Automotive	272,924	284,553
Industrial	99,126	—
Total Australasia	372,050	284,553
Europe – Automotive	578,265	524,007
Total net sales	$4,559,532	$4,736,833

3. Accumulated Other Comprehensive Loss
The following tables present the changes in accumulated other comprehensive loss (“AOCL”) by component for the three months ended March 31:

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2020	$(704,415)	$(20,671)	$(416,222)	$(1,141,308)
Other comprehensive loss before reclassifications	—	(19,300)	(182,613)	(201,913)
Amounts reclassified from accumulated other comprehensive loss	8,448	1,444	—	9,892
Other comprehensive income (loss), net of income taxes	8,448	(17,856)	(182,613)	(192,021)
Ending balance, March 31, 2020	$(695,967)	$(38,527)	$(598,835)	$(1,333,329)

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2019	$(626,322)	$(4,631)	$(484,125)	$(1,115,078)
Other comprehensive income (loss) before reclassifications	—	(4,178)	20,927	16,749
Amounts reclassified from accumulated other comprehensive loss (1)	4,832	(1,001)	27,037	30,868
Other comprehensive income (loss), net of income taxes	4,832	(5,179)	47,964	47,617
Cumulative effect from adoption of ASU 2018-02	(122,526)	—	—	(122,526)
Ending balance, March 31, 2019	$(744,016)	$(9,810)	$(436,161)	$(1,189,987)

(1)      Amount includes realized currency losses of $27,037 that were reclassified out of foreign currency translation into earnings in connection with the March 7, 2019 sale of Grupo Auto Todo. Refer to the acquisitions and divestitures footnote for further details.
The AOCL components related to the pension benefits are included in the computation of net periodic benefit income in the employee benefit plans footnote. The nature of the cash flow hedges are discussed in the derivatives and hedging footnote. Generally, tax effects in AOCL are established at the currently enacted tax rate and reclassified to net income in the same period that the related pre-tax accumulated other comprehensive loss reclassifications are recognized.
4. Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of ASUs to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs and any not listed below were assessed and determined to be not applicable or are expected to have a minimal impact on the Company's condensed consolidated financial statements.
Financial Instruments - Credit Losses (Topic 326)
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. Among other things, the ASU and its amendments replace the incurred loss impairment model for receivables and loan guarantees with a current expected credit loss model. The new model measures impairment based on expected credit losses over the remaining contractual life of an asset, considering available information about the collectability of cash flows, past events, current conditions, and reasonable and supportable forecasts. Additional quantitative and qualitative disclosures are required. The Company adopted ASU 2016-13 and its amendments as of January 1, 2020, which included recognizing a cumulative-effect adjustment to reduce opening retained earnings by $11,432, net of taxes.
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
5. Employee Benefit Plans
Net periodic benefit income from the Company's pension plans included the following components for the three months ended March 31:

	Pension Benefits
	2020	2019
Service cost	$2,982	$2,390
Interest cost	20,925	24,348
Expected return on plan assets	(38,523)	(38,527)
Amortization of prior service credit	173	(17)
Amortization of actuarial loss	11,122	7,749
Net periodic benefit income	$(3,321)	$(4,057)
Service cost is recorded in selling, administrative and other expenses in the condensed consolidated statements of income and comprehensive income while all other components are recorded within other non-operating (income) expenses. Pension benefits also include amounts related to supplemental retirement plans.

6. Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores and businesses (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates, but receives a fee for the guarantees. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded that the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio and certain limitations on additional borrowings. At March 31, 2020, the Company was in compliance with all such covenants.
As of March 31, 2020, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $939,933. These loans generally mature over periods from one to six years. The Company regularly monitors the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents and affiliates that participate in the guarantee programs. In the event that the Company is required to make payments in connection with these guarantees, the Company would obtain and liquidate certain collateral pledged by the independents or affiliates (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. The Company recognizes a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings and the current expected credit loss reserve is not material. As of March 31, 2020, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
As of March 31, 2020, the Company has recognized certain assets and liabilities amounting to $93,000 each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets. The liabilities relate to the Company's noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from the Company's current expected credit loss reserve.
7. Fair Value of Financial Instruments
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit and term loan approximate their respective fair values based on the short-term nature of these instruments. As of March 31, 2020, the carrying amount, net of debt issuance costs, and the fair value of fixed rate debt were approximately $1,905,444 and $1,652,826, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. The carrying amount, net of debt issuance costs, of fixed rate debt of $1,905,444 is included in long-term debt in the condensed consolidated balance sheets. Refer to the derivatives and hedging footnote for information on the fair value of derivative instruments.
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
The following table summarizes the location and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships:

		March 31, 2020		December 31, 2019
Instrument	Balance sheet location	Notional	Balance	Notional	Balance
Cash flow hedges:
Interest rate swaps	Other current liabilities	$800,000	$47,275	$800,000	$24,792
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$1,513,760	$93,335	$925,810	$39,965
Foreign currency debt	Long-term debt	€700,000	$773,220	€700,000	$784,000
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
Hedges of Net Investments in Foreign Operations
The Company has designated certain derivative instruments and a portion of its foreign currency denominated debt, a non-derivative financial instrument, as hedges of the foreign currency exchange rate exposure of the Company's Euro-denominated net investment in a European subsidiary. The Company applies the spot method to assess the hedge effectiveness of the derivative instruments and this assessment for each instrument excludes the initial value related to the difference at contract inception between the foreign exchange spot rate and the forward rate (i.e., the forward points). The initial value of this excluded component is recognized as a reduction to interest expense in a systematic and rational manner over the term of the derivative instrument. All other changes in value for the net investment hedges are included in accumulated other comprehensive loss within foreign currency translation and would only be reclassified to earnings if the European subsidiary were liquidated, or otherwise disposed.

The table below presents gains and losses related to designated cash flow hedges and net investment hedges:

	Gain (Loss) Recognized in AOCL Before Reclassifications		Gain Recognized in Interest Expense For Excluded Components
	2020	2019	2020	2019
Three Months Ended March 31,
Cash Flow Hedges:
Interest rate contract	$(24,461)	$(7,447)	$—	$—
Net Investment Hedges:
Cross-currency swap	—	2,936	—	2,294
Forward contracts	46,848	9,941	6,522	1,616
Foreign currency debt	10,780	15,680	—	—
Total	$33,167	$21,110	$6,522	$3,910
Amounts reclassified from accumulated other comprehensive loss to interest expense for the periods presented were not material.
9. Commitments and Contingencies
Legal Matters
As more fully discussed in the commitments and contingencies footnote of the Company's notes to the consolidated financial statements in its 2019 Annual Report on Form 10-K, a jury awarded damages against the Company in a litigated automotive product liability dispute. On February 19, 2020, the higher court issued an order entirely reversing the jury’s finding on damages and ordering a new trial on damages. The plaintiffs have since appealed this order to the Washington Supreme Court; a decision is expected later this year as to whether the Washington Supreme Court will consider this matter. At the time of the filing of these financial statements, based upon the Company’s legal defenses, insurance coverage, and reserves, the Company does not believe this matter will have a material impact to the condensed consolidated financial statements.
Fire at S.P. Richards Headquarters and Distribution Center
On July 19, 2019, a fire occurred at the S.P. Richards headquarters in Atlanta, Georgia. The building primarily held the S.P. Richards headquarters office and was connected to its Atlanta distribution center. The Company maintains property and casualty loss insurance coverage. The Company recognized a gain of $12,283 during the three months ended March 31, 2020 for insurance recoveries in excess of losses it has incurred on inventory, property, plant and equipment and other fire-related costs. The gain is included within other non-operating expenses (income) on the condensed consolidated statements of income and comprehensive income. The Company expects to receive additional insurance recoveries in the future which will result in additional gains.
10. Acquisitions and Divestitures
Acquisitions
The Company acquired several businesses for approximately $20,874 and $153,200, net of cash acquired, during the three months ended March 31, 2020 and March 31, 2019, respectively. The measurement period is still open for certain businesses acquired in prior periods, but there have been no significant measurement period adjustments during the three months ended March 31, 2020.
Divestitures
Grupo Auto Todo
On March 7, 2019, the Company sold all of its equity in Grupo Auto Todo, a Mexican subsidiary within the Automotive Parts Group. Grupo Auto Todo contributed annual revenues of approximately $15,900 for the year ended December 31, 2019. The Company incurred realized currency losses of $27,037 from this transaction during the three months ended March 31, 2019. These losses are included in the line item “other” within non-operating (income) expenses on the condensed consolidated statements of income and comprehensive income.
SPR Canada and Safety Zone Canada
On January 1, 2020 and March 2, 2020, the Company sold all its equity in SPR Canada and Safety Zone Canada, respectively. SPR Canada and Safety Zone Canada were both Canadian subsidiaries within the Business Products Group. SPR Canada and

Safety Zone Canada contributed annual revenues of approximately $47,300 and $7,900, respectively, for the year ended December 31, 2019.
11. Earnings Per Share
As more fully discussed in the share-based compensation footnote of the Company’s notes to the consolidated financial statements in its 2019 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. Options to purchase approximately 1,410 shares of common stock were outstanding but excluded from the computations of diluted earnings per share for the three month period ended March 31, 2020, as compared to approximately 3 for the three month period ended March 31, 2019. These options were excluded from the computations of diluted net income per common share because the options’ exercise prices were greater than the average market price of the common stock.
12 . Restructuring
2019 Cost Savings Plan
As more fully discussed in the restructuring footnote of the Company's notes to the consolidated financial statements in its 2019 Annual Report on Form 10-K, the Company approved and began to implement certain restructuring actions (the “2019 Cost Savings Plan”) across its subsidiaries primarily targeted at simplifying organizational structures and distribution networks. The Company believes these actions will reduce costs in the future and allow it to more effectively and efficiently manage its businesses.
The table below summarizes costs associated with the 2019 Cost Savings Plan:

Total
Total restructuring costs incurred in 2020	$1,439
Remaining costs expected but not yet incurred	14,793
Total costs	$16,232
The 2019 Cost Savings Plan was approved and funded by the Company's corporate office and therefore these costs are not allocated to the Company's segments.
The table below summarizes the activity related to the restructuring costs discussed above. As of March 31, 2020, the current portion of the restructuring liability of $37,982 is included in other current liabilities on the consolidated balance sheet.

	Severance and other employee costs	Facility and closure costs	Accelerated operating lease costs	Asset impairments	Total
Liability as of January 1, 2020	$77,597	$8,967	$—	$—	$86,564
Restructuring costs	(454)	(414)	2,071	236	1,439
Cash payments	(44,393)	(1,757)	—	—	(46,150)
Non-cash charges	—	—	(2,071)	(236)	(2,307)
Translation	(1,037)	(235)	—	—	(1,272)
Liability as of March 31, 2020	$31,713	$6,561	$—	$—	$38,274

13. Subsequent Events
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its operations, including how it will impact its customers, employees, suppliers and distribution channels. While the Company experienced lower sales trends in the last two weeks of the quarter, it cannot reasonably estimate at this time the impact of COVID-19 on its financial condition, results of operations or cash flows for the foreseeable future. The Company is preparing for multiple scenarios to facilitate its continued ability to protect its employees while also keeping operations ongoing to serve its customers. Events and changes in circumstances arising after March 31, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.
On May 1, 2020, the Company entered into an amendment to the Amended and Restated Syndicated Credit Facility Agreement, dated as of October 30, 2017, and the Notes Purchase Agreement, dated as of October 30, 2017. The financial covenants were amended to provide for the debt to EBITDA ratio to increase from 3.50 to 1.0 to 4.00 to 1.0 through December 31, 2020 (and then to revert to 3.50 to 1.0 after such date) and interest rates were incrementally increased, among other changes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Forward-Looking Statements
Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission (SEC) or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in the future tense and all statements accompanied by words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “would,” “could,” “should,” “position,” “will,” “project,” “intend,” “plan,” “on track,” “anticipate,” “to come,” “may,” “possible,” “assume,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. These forward-looking statements include, without limitation, our expected ability to operate and protect our workforce during the COVID-19 pandemic, the execution and effect of our cost savings initiatives, our efforts and initiatives to help us emerge from the pandemic well-positioned, our ongoing efforts to maintain compliance and flexibility under our debt covenants, our liquidity position to continue to operate during these highly uncertain times and plans for future cost savings.
The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, the extent and duration of the disruption to our business operations caused by the global health crisis associated with the COVID-19 outbreak, including the effects on the financial health of our business partners and customers, on supply chains and our suppliers, on vehicle miles driven as well as other metrics that affect our business, and on access to capital and liquidity provided by the financial and capital markets; the Company’s ability to maintain compliance with its debt covenants and amend such credit facilities as necessary; the Company's ability to successfully integrate acquired businesses into the Company and to realize the anticipated synergies and benefits; the Company's ability to successfully divest businesses; the Company's ability to successfully implement its business initiatives in each of its three business segments; slowing demand for the Company's products; the ability to maintain favorable supplier arrangements and relationships; disruptions in our suppliers' operations, including the impact of COVID-19 on our suppliers as well as our supply chain, including potential problems with inventory availability and the potential result of higher cost of product and international freight due to the high demand of products and low supply for an unpredictable period of time; changes in national and international legislation or government regulations or policies, including changes to import tariffs and the unpredictability of such changes, data security policies and requirements as well as privacy legislation; changes in general economic conditions, including unemployment, inflation (including the impact of tariffs) or deflation and the United Kingdom's exit from the European Union, commonly known as Brexit, and the unpredictability of the impact following such exit from the European Union; changes in tax policies; volatile exchange rates; volatility in oil prices; significant cost increases, such as rising fuel and freight expenses; labor shortages and the Company's ability to successfully attract and retain employees in the current labor market; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; failure or weakness in our disclosure controls and procedures and internal controls over financial reporting; including as a result of the work from home environment; the uncertainties and costs of litigation; disruptions caused by a failure or breach of the Company's information systems, as well as other risks and uncertainties discussed in the Company's Annual Report on Form 10-K for 2019 and Item 1A, risk factors, in this report on Form 10-Q (all of which risks may be amplified by the COVID-19 outbreak) and from time to time in the Company's subsequent filings with the SEC.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-K, 10-Q, 8-K and other reports filed with the SEC.

Overview
Genuine Parts Company is a service organization engaged in the global distribution of automotive replacement parts, industrial parts and business products. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. The Company conducts business in North America, Europe and Australasia from approximately 3,600 locations. At Genuine Parts Company, our mission is to be a world-class service organization and the employer of choice, supplier of choice, valued customer, good corporate citizen and investment of choice. Our strategic financial objectives are intended to align with our mission and drive value for all our stakeholders. Our strategic financial objectives include: (1) top line revenue growth (2) improved operating margin, (3) strong balance sheet and cash flow and (4) effective capital allocation.
The Company's Automotive Parts Group operated in the U.S., Canada, Mexico, France, the U.K., Germany, Poland, the Netherlands, Belgium, Australia and New Zealand as of March 31, 2020, and accounted for 57% of total revenues for the three months ended March 31, 2020. Our Industrial Parts Group operated in the U.S., Canada, Mexico, Australia, New Zealand, Indonesia and Singapore. The Industrial Parts Group accounted for 33% of the Company's total revenues for the three months ended March 31, 2020. Our Business Products Group operated in the U.S. as of March 31, 2020, as its Canadian operations were divested, effective January 1, 2020. The Business Products Group accounted for 10% of total revenues for the three months ended March 31, 2020.
COVID-19 Pandemic
The COVID-19 outbreak, which was declared a pandemic by the World Health Organization (“WHO”) on March 11, 2020, continues to evolve rapidly. Our deepest and sincere thoughts go out to all affected by COVID-19, as well as the dedicated healthcare workers and first responders who are on the front lines for all our citizens.
Overall, our business segments face many uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental, business or other actions taken in response to the pandemic, impacts on our supply chain, the effect on customer demand, store closures or changes to our operations. Our business segments experienced slowing sales trends over the last two weeks of March due to growing pandemic concerns and the expansion of efforts to combat COVID-19 by government authorities, such as “shelter in place” and other similar orders and mandates. We expect the sales environment to slow further due to COVID-19 and the decline in global economic activity during the second quarter, and on a preliminary and estimated basis, the Company has experienced a decrease in total daily sales of approximately 25% in April, excluding divestitures, with our Automotive Group, Industrial Group and Business Products Group down approximately 30%, 10% and 20%, respectively. While the negative impact on our business operations cannot be reasonably estimated at this time, our teams are preparing for multiple scenarios to ensure we continue to protect our employees while also keeping our operations up and running to serve our customers.
We have created a dedicated COVID-19 Taskforce and added enhanced protocols in response to COVID-19, including recommendations and requirements issued by the Centers for Disease Control and Prevention, WHO, and local, state and national health authorities, to protect our employees, customers, suppliers and communities.
Our operations are deemed “essential” across all markets in which we serve. As of March 31, 2020, substantially all operations are open for business, with France and New Zealand mostly closed due to government mandates. Our supply chain partners have been very supportive and they continue to do their part to ensure our service levels to our customers remain strong. We remain in constant communication with our employees regarding changing conditions and protocol.
For further information regarding the impact of COVID-19 on the Company, please see “Results of Operations,” “Financial Condition,” “Liquidity and Capital Resources,” “Changes in Internal Control over Financial Reporting,” item 1A, “Risk Factors,” item 2, “Issuer Repurchase of Equity Securities” and item 5, “Other Information” in this report, which is incorporated herein by reference.
Key Business Metrics
We consider comparable sales, daily sales and number of miles driven to be key business metrics. These metrics should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented in this report.
Comparable Sales
Our comparable sales growth is a significant driver of our net sales, profitability, cash flow, and overall business results. Comparable sales (also called organic sales or core sales) refer to period-over-period comparisons of our net sales excluding the impact of acquisitions, divestitures and foreign currency. The Company considers this metric useful to investors because it provides greater transparency into management’s view and assessment of the Company’s core ongoing operations. This is a metric that is widely used by analysts, investors and competitors in our industry, although our calculation of the metric may not be comparable to similar measures disclosed by other companies, because not all companies and analysts calculate this metric in the same manner.
Daily Sales
Daily sales is a key metric that represents the amounts invoiced to the Company's customers each day. Daily sales do not represent GAAP-based sales because, among other things, invoices are not always generated at the same time goods and services are delivered to customers and the amounts do not include adjustments for estimates of returns, rebates or other forms of variable consideration. Management uses this metric to monitor demand trends at each of its subsidiaries throughout each month for the purposes of monitoring performance against forecasts and to make operational decisions. The Company considers this metric useful to investors because it provides greater transparency into management’s view and assessment of the Company’s core ongoing operations. The calculation of this metric may not be comparable to similar measures disclosed by other companies, because not all companies and analysts calculate this metric in the same manner.
Number of Miles Driven
The Company considers the number of miles driven, which is an industry-generated metric, to be a key metric because it influences the demand for repair and maintenance products sold within the automotive aftermarket. We believe including this metric is useful to investors because it provides greater transparency into management’s view and assessment of trends in the Automotive Parts Group.
Results of Operations
Overview
As the Company’s automotive, industrial and business products operations are each classified “essential” businesses to the communities in which we serve, the Company has remained substantially open during the COVID-19 pandemic, with the exception of the temporary lockdowns in France and New Zealand due to preemptive government mandates. As an overview of our quarterly results, the Company’s sales and operating environment were severely impacted by the COVID-19 pandemic in the last two weeks of the quarter. Overall, the Company attributes an approximate 3% impact to sales and a 0.7% impact to segment margin, or $0.21 per share, to COVID-19. Despite the challenges of these unprecedented business conditions, our North American industrial operations, as well as our businesses in Australasia, operated well and reported improved profit margins. In addition, the Company improved its total gross margin in the quarter and implemented accelerated cost savings initiatives to more effectively leverage our cost structure.
Sales
Sales for the three months ended March 31, 2020 were $4.6 billion, a 3.7% decrease as compared to $4.7 billion in the same period of the prior year. The decline in sales is due to a 4.8% impact from divestitures, a 3.5% comparable sales decrease due primarily to decreased demand from COVID-19 and a slightly negative foreign currency impact. These items were partially offset by a 5.3% positive impact from acquisitions.
Sales for the Automotive Parts Group decreased 1.6% for the three months ended March 31, 2020, as compared to the same period in the prior year. This group’s decline in revenue for the three months ended March 31, 2020 consisted of an approximate 5.0% decrease in comparable sales, a 1.7% unfavorable foreign currency impact and a 0.6% impact from the sale of Grupo Auto Todo, which closed in March of 2019. These items were mostly offset by a 5.3% benefit from acquisitions.
Sales for the Industrial Parts Group decreased 7.7% for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease in this group’s revenues reflects an approximate 12.4% impact from the September 2019 sale of EIS and a 3.1% decrease in comparable sales. Foreign currency was flat for the three months ended March 31, 2020. These items were partially offset by a 7.8% benefit from acquisitions, including Inenco which closed on July 1, 2019.
Sales for the Business Products Group decreased 2.3% for the three months ended March 31, 2020, compared to the same three month period in 2019, primarily due to a 3.8% negative impact from the sale of SPR Canada in January 2020 and Garland C. Norris in December 2019. This decrease was partially offset by an increase of 1.5% in comparable sales primarily due to the increase in sales of janitorial, sanitization and safety supplies as a result of the COVID-19 pandemic.
Cost of Goods Sold and Operating Expenses
Cost of goods sold for the three months ended March 31, 2020 was $3.1 billion, a 5.3% decrease from $3.2 billion for the same period in 2019. As a percentage of net sales, cost of goods sold was 67.1% for the three months ended March 31, 2020, as compared to 68.2% in the same three month period of 2019. The decrease in cost of goods sold for the three months ended March 31, 2020 primarily relates to the impact of divestitures and the sales decrease due to COVID-19 for these periods as compared to the same three month period of the prior year. The improvement in gross margin is attributable to the favorable impact of divestitures as well as the acquisitions of higher gross margin businesses in the Automotive and Industrial segment. These items and favorable product mix shifts were partially offset by a decrease in supplier incentives due to lower purchasing volumes. The Company’s cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our vendors to our distribution centers, retail stores and branches, as well as vendor volume incentives and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related vendor volume incentives or pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures, (iv) physical inventory and LIFO adjustments, (v) changes in foreign currency exchange rates, and (vi) the impact of tariffs. Tariffs did not have a material impact in the periods presented.
Total operating expenses increased to $1.31 billion for the three months ended March 31, 2020 as compared to $1.27 billion for the same three month period in 2019. As a percentage of net sales, operating expenses increased to 28.8% as compared to 26.8% in the same three month period of the previous year.
The increase in operating expenses as a percentage of net sales for the three months ended March 31, 2020 reflects the effect of rising costs in areas such as freight, insurance, IT and cyber-security. In addition, the Company’s ability to leverage its expenses was negatively impacted due to lower than expected comparable sales relative to the prior year. The Company's ongoing cost control initiatives, as reflected in the decrease in comparable payroll costs in the first quarter of 2020 relative to 2019, partially offset these increases in operating expenses.
The Company’s operating expenses are substantially comprised of compensation and benefit-related costs for personnel. Other major expense categories include facility occupancy costs for headquarters, distribution centers and retail store/branch operations, insurance costs, accounting, legal and professional services, technology and digital costs, transportation and delivery costs, travel and advertising. Management’s ongoing cost control measures in these areas have served to improve the Company’s overall cost structure. The Company's recent acquisitions have lower costs of goods sold and higher levels of operating costs as compared to the Company's other businesses; however, the operating profit margins generally remain consistent.
Segment Profit
Segment profit decreased to $276.4 million for the three months ended March 31, 2020, compared to $321.5 million for the same three month period of the prior year, a decrease of 14.0%. As a percentage of net sales, segment profit was 6.1% as compared to 6.8% in the same three month period of 2019. The decrease in segment profit as a percentage of sales for the three months ended March 31, 2020 occurred primarily because the Company’s ability to leverage its expenses was negatively impacted due to lower than expected comparable sales relative to the prior year. In addition, segment expenses were impacted by the effect of rising costs in areas such as freight, insurance, IT and cyber-security. This decrease in segment profit as a percentage of sales was partially offset by the improvement in gross margin for the three months ended March 31, 2020 as compared to the same period in 2019.
As more fully discussed in our 2019 Form 10-K, the Company approved and began to implement certain restructuring actions across its subsidiaries under the 2019 Cost Savings Plan, primarily targeted at simplifying organizational structures and distribution networks. We believe that these actions, coupled with our ongoing focus on driving top line sales growth, will continue to create value for our stakeholders.
The Automotive Parts Group’s segment profit decreased 20.6% in the three months ended March 31, 2020 as compared to the same period of 2019, and its segment profit margin was 5.5% as compared to 6.8% in the same period of the previous year. The decrease in segment profit as a percentage of sales for the three months ended March 31, 2020 is primarily due to the deleveraging of expenses due to lower than expected comparable sales in the U.S., Canadian and European automotive businesses as well as the impact of rising costs. This decrease is partially offset by the improvement in segment margins in Australasia as compared to the same period of the previous year.
The Industrial Parts Group’s segment profit decreased 5.9% in the three months ended March 31, 2020 as compared to the same three month period of 2019, and the segment profit margin for this group improved to 7.5% compared to 7.4% for the same period of the previous year. The improved segment profit margin reflects the benefit of a more efficient operating structure in the North American business as well as the positive impact of acquisitions and sale of EIS.
The Business Products Group’s segment profit decreased 4.8% for the three months ended March 31, 2020, compared to the same three month period in 2019, and the segment profit margin was 4.3% compared to 4.4% for the same period of the previous year. The decrease in segment profit margin for the three months ended March 31, 2020 is primarily due to deleverage of expenses as compared to the same periods in 2019.

If there are sustained declines in macroeconomic or business conditions in future periods, including as a result of the COVID-19 pandemic, affecting the projected earnings and cash flows at our reporting units, among other things, there can be no assurance that goodwill at one or more reporting units may not be impaired. Nonetheless, as of March 31, 2020, we believe goodwill is recoverable for all our reporting units.
In particular, we qualitatively assessed whether it was more likely than not that the goodwill of our European automotive reporting unit was impaired. The reporting unit had $1.2 billion in goodwill as of March 31, 2020. The reporting unit primarily operates in the U.K., France, Germany and the Netherlands and these countries have instituted varying levels of social distancing and shelter-in-place mandates in response to the COVID-19 pandemic, including substantially closing business operations in France. The reporting unit is vulnerable to the significantly reduced economic activity caused by these mandates. We are optimistic these conditions are temporary and have not impacted the long-term expectations for the business. The reporting unit is also benefiting from temporary government economic assistance throughout the region. Based on our interim impairment assessment as of March 31, 2020, which included reviewing our previous revenue and operating margin growth forecasts based on our current projections, we have determined that it is not more likely than not that the goodwill is impaired.
Income Taxes
The Company's effective income tax rate was 23.7% for the three months ended March 31, 2020, compared to 24.2% for the same three month period in 2019. The rate decrease is primarily due to geographic income tax rate mix and the impact of one-time transaction and other costs, which was partially offset by a decrease in stock compensation excess tax benefits recorded in the comparable period.
Net Income
For the three months ended March 31, 2020, the Company recorded consolidated net income of $136.5 million, a decrease of 14.8% as compared to consolidated net income of $160.3 million in the same three month period of the prior year. On a per share diluted basis, net income was $0.94, a decrease of 13.8% as compared to $1.09 for the same three month period of 2019.
During the three months ended March 31, 2020, the Company incurred $0.9 million of net expense, which represent restructuring costs and transaction and other costs, primarily incremental costs associated with COVID-19 and divestitures, mostly offset by income from the SPR Fire insurance proceeds. Refer to the acquisitions and divestitures footnote and commitments and contengencies footnote for more information.
Before the impact of realized currency losses, restructuring, transaction and other costs and income, the Company's adjusted net income was $133.4 million, a decrease of 28.7% as compared to adjusted net income of $187.2 million in the same three month period of the prior year. On a per share basis, adjusted net income was $0.92 for the three months ended March 31, 2020, a decrease of 28.1% as compared to $1.28 for the same three month period of 2019. Each of adjusted net income and adjusted diluted net income per common share is a non-GAAP measure (see table below for reconciliation to GAAP net income).
The following table sets forth a reconciliation of net income and diluted net income per common share to adjusted net income and adjusted diluted net income per common share to account for the impact of these adjustments. The Company believes that the presentation of adjusted net income and adjusted diluted net income per common share, which are not calculated in accordance with GAAP, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to both management and investors that is indicative of the Company's core operations. The Company considers these metrics useful to investors because they provide greater transparency into management’s view and assessment of the Company’s ongoing operating performance by removing items management believes are not representative of our continuing operations and may distort our longer-term operating trends. We believe these measures to be useful to enhance the comparability of our results from period to period and with our competitors, as well as to show ongoing results from operations distinct from items that are infrequent or not associated with the Company’s core operations. The Company does not, nor does it suggest investors should, consider such non-GAAP financial measures, as superior to, in isolation from, or as a substitute for, GAAP financial information.

			Amounts Per Share Assuming Dilution
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands, except per share data)	2020	2019	2020		2019
GAAP net income	$136,535	$160,250	$0.94	0	$1.09

Adjustments:
Gain on insurance proceeds related to SPR Fire (1)	(12,283)	—	(0.08)		—
Transaction and other costs (2)	11,760	7,077	0.08		0.05
Restructuring costs (3)	1,439	—	0.01		—
Realized currency loss (4)	—	27,037	—		0.18
Total adjustments	916	34,114	0.01		0.23
Tax impact of adjustments	(4,048)	(7,150)	(0.03)		(0.04)
Adjusted net income	$133,403	$187,214	$0.92		$1.28
Weighted average common shares outstanding – assuming dilution			145,623		146,694
The table below clarifies where the items that have been adjusted above to improve comparability of the financial information from period to period are presented in the condensed consolidated statements of income.

	Three Months Ended March 31,
(in thousands)	2020	2019
Line item:
Selling, administrative and other expenses	$9,825	$7,077
Restructuring costs	1,439	—
Non-operating (income): Other	(10,348)	27,037
Total adjustments	$916	$34,114
(1) Adjustment reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs related to the S.P. Richards Headquarters and Distribution Center.
(2) Adjustment reflects (i) $6.0 million of incremental costs associated with COVID-19 and (ii) costs associated with divestitures. COVID-19 related costs include incremental costs incurred relating to fees to cancel marketing events and increased cleaning and sanitization materials, among other things.
(3) Adjustment reflects restructuring costs related to the 2019 Cost Savings Plan announced in the fourth quarter of 2019. The costs are primarily associated with severance and other employee costs, including a voluntary retirement program, and facility and closure costs related to the consolidation of operations.
(4) Adjustment reflects realized currency loss related to the sale Grupo Auto Todo in March 2019.
Financial Condition
The Company’s cash balance of $354.5 million at March 31, 2020 increased $77.5 million, or 28.0%, from December 31, 2019. For the three months ended March 31, 2020, the Company had net cash provided by operating activities of $74.1 million, net cash used in investing activities of $35.5 million and net cash provided by financing activities of $53.5 million. The investing activities consisted primarily of $45.4 million for capital expenditures and $3.8 million for acquisitions and other investing activities, slightly offset by $13.8 million proceeds from divestitures and the sale of property, plant and equipment. The financing activities consisted primarily of $261.2 million net proceeds from debt to enhance liquidity in light of the uncertain environment, offset by $110.9 million for dividends paid to the Company’s shareholders and $95.7 million paid for share repurchases.
Accounts receivable increased $70.0 million, or 2.7%, from December 31, 2019. As we continue into 2020 and this uncertain environment, we will be closely monitoring our collection trends. However, collection trends are currently meeting our expectations and we have observed that many of our small and medium-sized customers in the U.S. and international markets are receiving various forms of government assistance. Inventory decreased $132.3 million, or 3.5%, and accounts payable decreased $38.8 million, or 0.9% from December 31, 2019. Total debt of $3.6 billion at March 31, 2020 increased $209.2 million, or 6.1%, from December 31, 2019. We continue to negotiate extended payment dates with our vendors. Certain vendors participate in financing arrangements with financial institutions that allow the vendors to receive payment earlier while we pay the financial institution based on the underlying vendor invoice amounts and due dates.
Liquidity and Capital Resources
We have taken action and will continue to take actions intended to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from COVID-19. These actions include negotiating appropriate covenant amendments to our credit arrangements due to macro uncertainty and evaluating alternative forms of liquidity to enhance credit capacity, reducing our planned capital expenditures for fiscal 2020 (specifically deferring our growth related capital spending), temporarily suspending our share repurchase program, and limiting merger and acquisition activity to select “bolt-on” acquisitions. Additionally, we are taking precautionary measures to conserve liquidity including, but not limited to, reducing our inventory levels and managing replenishment volumes to adjust to the new level of market demand and to the extent available, we are delaying tax payments as allowed by governmental authorities. We have a low level of capital expenditures related to maintenance items, which provides the flexibility to decrease spending as needed to further preserve funds.
We believe that we have sufficient liquidity to manage through the current market disruption caused by COVID-19. We ended the quarter with $1.1 billion of total liquidity (comprising $0.7 billion availability on the revolving credit facility and $0.4 billion of cash and cash equivalents). From time to time, the Company may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk. The Company currently believes that the existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
On April 6, 2020, the Board of Directors declared a regular quarterly cash dividend of seventy-nine cents ($0.79) per share on the Company’s common stock. The dividend is payable July 1, 2020 to shareholders of record June 5, 2020. At this time, we expect to continue to pay dividends in the ordinary course.
Although we expect our borrowing costs to increase in the near term as a result of credit market disruptions caused by the COVID-19 pandemic, we expect to be able to continue to borrow funds at reasonable rates over the long term. Finally, the CARES Act was enacted during March 2020 and includes several significant provisions that we intend to take advantage of, including delaying certain payroll tax payments, mandatory transition tax payments, and estimated income tax payments.
At March 31, 2020, the Company's total average cost of debt was 2.00%, and the Company remained in compliance with all covenants connected with its borrowings, which covenants include, among others, a financial covenant to maintain a certain leverage ratio of consolidated debt to consolidated EBITDA under our credit facility.
On May 1, 2020, the Company entered into an amendment to each of the Amended and Restated Syndicated Credit Facility Agreement and the Notes Purchase Agreement, each dated as of October 30, 2017, to provide additional covenant flexibility on account of the COVID-19 pandemic. In consideration of the increased covenant flexibility, the Company agreed to certain interest rate increases under these facilities. See Part II, Item 5. “Other Information” for detailed information relating to the amended terms of the facilities.
Any failure to comply with our debt covenants or restrictions could result in a default under our financing arrangements or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could create cross defaults under other debt arrangements and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our exposure to market risk has not changed materially since December 31, 2019.

Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or furnishes under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during the Company’s last fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of COVID-19, certain members of our workforce shifted to a primarily work from home environment beginning in March 2020. We took precautionary actions to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity and capital resources. Except as set forth herein, there have been no significant developments to the information presented in our 2019 Form 10-K with respect to litigation or commitments and contingencies. See the Commitments and Contingencies footnote to the condensed consolidated financial statements for more information, which information is incorporated by reference herein.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K and the risk factor below entitled “The impact of COVID-19 may adversely affect our business and our financial results,” which could materially affect our business, financial condition or future results. The risks described in our 2019 Annual Report on Form 10-K and in this Item 1A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.
The impact of COVID-19 may adversely affect our business and our financial results.
Concerns have rapidly grown regarding the outbreak of COVID-19, which was declared a pandemic on March 11, 2020 by the WHO. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts us will depend on numerous factors and future developments that we are not able to predict, including the severity of the virus and the duration of the outbreak and governmental, responses, mandates and orders relating to the pandemic. The COVID-19 pandemic has impacted a large portion of the world, including our domestic and international operations. Our substantial international business operations are important to our financial results, growth and prospects. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms or at all, meet our liquidity needs or amend and/or refinance our existing credit arrangements.
As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine have increased, which has and will adversely affect our operations. For example, we witnessed significant disruptions in sales in the last two week of the quarter ended March 31, 2020 on account of the lower customer visits and that trend may continue. Additionally, a significant portion of our Automotive and Industrial operations in France and New Zealand (which represent less than 5% of consolidated annual sales) are temporarily closed by mandate of government officials. Countries, states or localities may adopt similar mandates or orders, which may result in additional cessation of company operations.
We may further restrict the operations of our various distribution center, branch or store facilities in each of our segments if we deem such action necessary or appropriate or if recommended or mandated by local government authorities. Additionally, we may incur significant additional costs to ensure we meet the needs of our customers and our employees, including additional cleanings of our stores and other facilities. Also, if we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate or appropriate for a particular region or our company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future. These items could have a further material impact on our sales and profits and could lead to significantly higher losses on outstanding customer receivables, guaranteed loans and asset impairment charges, among other things.
The COVID-19 pandemic has resulted in work and travel restrictions and delays, which may expand depending on the progression and duration of the pandemic. These restrictions and delays have impacted and may continue to impact suppliers and manufacturers of certain of our products. This may make it difficult for our suppliers to source and manufacture products in, and to export our products from, affected areas. As a result, we may continue to face delays or difficulty sourcing certain products, which could negatively affect our business and financial results. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.
Further, the company and management is focused on mitigating the impact of the COVID-19 pandemic, which has required and will continue to require, a large investment of time and resources and may delay other strategic initiatives. Additionally, many of our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cyber-security risks, the effectiveness of our internal controls over financial reporting and impair our ability to manage our business. At this time, there is significant uncertainty relating to the potential effect of the COVID-19 pandemic on our business and the costs that we may incur as a result.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the Company’s purchases of shares of the Company’s common stock during the three months ended March 31, 2020:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2020 through January 31, 2020	12,744	$105.59	—	15,621,120
February 1, 2020 through February 29, 2020	351,982	$91.07	350,000	15,271,120
March 1, 2020 through March 31, 2020	793,498	$81.18	786,444	14,484,676
Totals	1,158,224	$84.46	1,136,444	14,484,676
(1)Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15.0 million shares. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 14.5 million shares authorized remain available to be repurchased by the Company. There were no other repurchase plans announced as of March 31, 2020 and we have temporarily suspended all future share repurchases under the repurchase plan due to COVID-19 implications.

Item 5. Other Information
As previously disclosed, the Company entered into: (i) the Amended and Restated Syndicated Credit Facility Agreement, dated as of October 30, 2017 (the “Syndicated Credit Facility”), with the various financial institutions and other persons from time to time party to the agreement from time to time as lenders, and Bank of America, N.A., as the administrative agent; and (ii) the Notes Purchase Agreement with certain investors (the “Notes Agreement) governing our Series I, J, K, L and M senior notes, dated as of October 30, 2017 (the “Senior Notes”).
On May 1, 2020, the Company entered into an amendment to the Syndicated Credit Facility and the Notes Agreement (collectively, the “Amendments”). The Amendments effect certain changes applicable to each of the Syndicated Credit Facility and the Notes Agreement, including: (1) amending the financial covenants to provide for the “Leverage Ratio” to increase from 3.50 to 1.0 to 4.00 to 1.0 through December 31, 2020 (and then to revert to 3.50 to 1.0 after such date); (2) amending certain negative covenants to increase limitations on restricted payments, including a prohibition on share repurchases by the Company if the “Leverage Ratio” exceeds 3.50 to 1.0; (3) amending the definition of “EBITDA” for purposes of increasing the maximum amount of restructuring charges that can be added back from $55.0 million to $100.0 million through December 31, 2020; and (4) providing that to the extent the “Leverage Ratio” exceeds 3.50 to 1.0, then 50% of the net proceeds from certain capital market offerings to be used to prepay indebtedness under the Syndicated Credit Facility and the Notes Agreement (and if the “Leverage Ratio” is equal to or less than 3.50 to 1.0, then 25% of such proceeds must be applied in such manner).
With respect to interest rates, the Amendments provide for: (i), with respect to the Syndicated Credit Facility, increasing (x) the applicable rate by 75 basis points (resulting in a rate of LIBOR + 225 basis points) and (y) the LIBOR floor from 0.0% to 1.0%; and (ii), with respect to the Notes Agreement, increasing (x) the coupon applicable to each series of the Senior Notes by 50 basis points, effective immediately and applicable through December 31, 2020 and (y) the coupon applicable to each series of the Senior Notes by an additional 50 basis points, if and only if the “Leverage Ratio” exceeds 3.50 to 1.0. Other than the items noted above, the Amendments make no changes to significant terms of the Syndicated Credit Facility and the Notes Agreement.
The foregoing description of the Amendments is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendments, which will be filed as exhibits to our Quarterly Report on Form 10-Q for the quarter ending June 30, 2020.

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

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from this Annual Report on Form 10-Q for the period ended March 31, 2020 formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: May 6, 2020	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)