Form 10-Q
period 2020-06-30
GENUINE PARTS CO
filed 2020-07-30
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 144,264,189 shares of common stock outstanding as of June 30, 2020.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$983,759	$276,992
Trade accounts receivable, less allowance for doubtful accounts (2020 – $42,139; 2019 – $35,047)	1,823,357	2,440,252
Merchandise inventories, net	3,351,751	3,443,876
Prepaid expenses and other current assets	1,132,461	1,063,245
Current assets of discontinued operations	—	714,251
Total current assets	7,291,328	7,938,616
Goodwill	1,771,835	2,293,519
Other intangible assets, less accumulated amortization	1,422,680	1,492,097
Deferred tax assets	76,154	45,921
Property, plant and equipment, less accumulated depreciation (2020 – $1,275,388; 2019 – $1,199,285)	1,133,990	1,173,688
Operating lease assets	997,146	995,667
Other assets	570,829	457,350
Noncurrent assets of discontinued operations	—	248,771
Total assets	$13,263,962	$14,645,629

Liabilities and equity
Current liabilities:
Trade accounts payable	$3,745,031	$3,948,000
Current portion of debt	489,028	624,060
Dividends payable	113,968	110,851
Other current liabilities	1,620,703	1,493,092
Current liabilities of discontinued operations	—	218,117
Total current liabilities	5,968,730	6,394,120
Long-term debt	2,727,929	2,802,056
Operating lease liabilities	756,346	756,519
Pension and other post–retirement benefit liabilities	249,649	249,832
Deferred tax liabilities	210,003	233,044
Other long-term liabilities	480,417	445,652
Noncurrent liabilities of discontinued operations	—	68,906
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2020 – 144,264,189 shares; 2019 – 145,378,158 shares	144,264	145,378
Additional paid-in capital	107,819	98,777
Retained earnings	3,809,564	4,571,860
Accumulated other comprehensive loss	(1,212,372)	(1,141,308)
Total parent equity	2,849,275	3,674,707
Noncontrolling interests in subsidiaries	21,613	20,793
Total equity	2,870,888	3,695,500
Total liabilities and equity	$13,263,962	$14,645,629
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net sales	$3,823,227	$4,457,931	$7,915,753	$8,717,060
Cost of goods sold	2,532,740	2,975,227	5,237,088	5,841,558
Gross profit	1,290,487	1,482,704	2,678,665	2,875,502
Operating expenses:
Selling, administrative and other expenses	971,589	1,127,296	2,114,286	2,238,715
Depreciation and amortization	66,733	62,684	133,987	121,301
Provision for doubtful accounts	11,300	5,513	17,819	9,238
Restructuring costs	25,059	—	28,041	—
Goodwill impairment charge	506,721	—	506,721	—
Total operating expenses	1,581,402	1,195,493	2,800,854	2,369,254
Non-operating (income) expenses:
Interest expense	25,465	23,262	46,430	47,116
Other	(11,944)	(18,250)	(24,776)	(15,082)
Total non-operating (income) expenses	13,521	5,012	21,654	32,034
(Loss) income before income taxes	(304,436)	282,199	(143,843)	474,214
Income taxes	59,065	72,680	97,312	119,011
Net (loss) income from continuing operations	(363,501)	209,519	(241,155)	355,203
Net (loss) income from discontinued operations	(200,871)	14,911	(186,682)	29,477
Net (loss) income	$(564,372)	$224,430	$(427,837)	$384,680
Dividends declared per common share	$0.7900	$0.7625	$1.5800	$1.5250
Basic (loss) earnings per share from continuing operations	$(2.52)	$1.43	$(1.67)	$2.43
Diluted (loss) earnings per share from continuing operations	$(2.52)	$1.43	$(1.67)	$2.42
Weighted average common shares outstanding	144,262	146,075	144,657	146,029
Dilutive effect of stock options and non-vested restricted stock awards	—	661	—	684
Weighted average common shares outstanding – assuming dilution	144,262	146,736	144,657	146,713
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net (loss) income	$(564,372)	$224,430	$(427,837)	$384,680
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments, net of income taxes in 2020 — $12,114 and $3,445; 2019 — $4,015 and $3,695, respectively	111,599	9	(71,014)	47,973
Cash flow hedge adjustments, net of income taxes in 2020 — $560 and $6,044; 2019 — $3,711 and $5,626, respectively	1,514	(10,034)	(16,342)	(15,213)
Pension and postretirement benefit adjustments, net of income taxes in 2020 — $3,008 and $6,025; 2019 — $1,786 and $3,574, respectively	7,844	4,833	16,292	9,665
Other comprehensive income (loss), net of income taxes	120,957	(5,192)	(71,064)	42,425
Comprehensive (loss) income	$(443,415)	$219,238	$(498,901)	$427,105
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2020
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
April 1, 2020	144,249,343	$144,249	$103,878	$(1,333,329)	$4,487,904	$3,402,702	$20,329	$3,423,031
Net loss	—	—	—	—	(564,372)	(564,372)	—	(564,372)
Other comprehensive income, net of tax	—	—	—	120,957	—	120,957	—	120,957
Cash dividend declared, $0.7900 per share	—	—	—	—	(113,968)	(113,968)	—	(113,968)
Share-based awards exercised, including tax benefit of $383	14,846	15	(464)	—	—	(449)	—	(449)
Share-based compensation	—	—	4,405	—	—	4,405	—	4,405
Noncontrolling interest activities	—	—	—	—	—	—	1,284	1,284
June 30, 2020	144,264,189	$144,264	$107,819	$(1,212,372)	$3,809,564	$2,849,275	$21,613	$2,870,888

	Six Months Ended June 30, 2020
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2020	145,378,158	$145,378	$98,777	$(1,141,308)	$4,571,860	$3,674,707	$20,793	$3,695,500
Net loss	—	—	—	—	(427,837)	(427,837)	—	(427,837)
Other comprehensive loss, net of tax	—	—	—	(71,064)	—	(71,064)	—	(71,064)
Cash dividend declared, $1.5800 per share	—	—	—	—	(228,444)	(228,444)	—	(228,444)
Share-based awards exercised, including tax benefit of $162	22,475	22	(812)	—	—	(790)	—	(790)
Share-based compensation	—	—	9,854	—	—	9,854	—	9,854
Purchase of stock	(1,136,444)	(1,136)	—	—	(94,583)	(95,719)	—	(95,719)
Cumulative effect from adoption of ASU 2016-13 (1)	—	—	—	—	(11,432)	(11,432)	—	(11,432)
Noncontrolling interest activities	—	—	—	—	—	—	820	820
June 30, 2020	144,264,189	$144,264	$107,819	$(1,212,372)	$3,809,564	$2,849,275	$21,613	$2,870,888

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30, 2019
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
April 1, 2019	146,063,911	$146,064	$77,424	$(1,189,987)	$4,517,430	$3,550,931	$21,901	$3,572,832
Net income	—	—	—	—	224,430	224,430	—	224,430
Other comprehensive loss, net of tax	—	—	—	(5,192)	—	(5,192)	—	(5,192)
Cash dividend declared, $0.7625 per share	—	—	—	—	(111,380)	(111,380)	—	(111,380)
Share-based awards exercised, including tax benefit of $174	14,458	14	(546)	—	—	(532)	—	(532)
Share-based compensation	—	—	7,071	—	—	7,071	—	7,071
Noncontrolling interest activities	—	—	—	—	—	—	746	746
June 30, 2019	146,078,369	$146,078	$83,949	$(1,195,179)	$4,630,480	$3,665,328	$22,647	$3,687,975

	Six Months Ended June 30, 2019
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2019	145,936,613	$145,937	$78,380	$(1,115,078)	$4,341,212	$3,450,451	$21,540	$3,471,991
Net income	—	—	—	—	384,680	384,680	—	384,680
Other comprehensive income, net of tax	—	—	—	42,425	—	42,425	—	42,425
Cash dividend declared, $1.5250 per share	—	—	—	—	(222,735)	(222,735)	—	(222,735)
Share-based awards exercised, including tax benefit of $3,986	141,756	141	(7,512)	—	—	(7,371)	—	(7,371)
Share-based compensation	—	—	13,081	—	—	13,081	—	13,081
Cumulative effect from adoption of ASU 2018-02 (2)	—	—	—	(122,526)	122,526	—	—	—
Cumulative effect from adoption of ASU 2016-02, net of tax (2)	—	—	—	—	4,797	4,797	—	4,797
Noncontrolling interest activities	—	—	—	—	—	—	1,107	1,107
June 30, 2019	146,078,369	$146,078	$83,949	$(1,195,179)	$4,630,480	$3,665,328	$22,647	$3,687,975

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

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2020	2019
Operating activities:
Net (loss) income	$(427,837)	$384,680
Net (loss) income from discontinued operations	(186,682)	29,477
Net (loss) income from continuing operations	(241,155)	355,203
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	133,987	121,301
Share-based compensation	9,854	11,407
Excess tax benefits from share-based compensation	162	(3,986)
Realized currency losses	11,356	27,037
Goodwill impairment charge	506,721	—
Changes in operating assets and liabilities	499,795	(262,997)
Net cash provided by operating activities from continuing operations	920,720	247,965
Investing activities:
Purchases of property, plant and equipment	(74,358)	(102,180)
Proceeds from sale of property, plant and equipment	6,838	8,888
Proceeds from divestitures of businesses	382,737	12,028
Acquisitions of businesses and other investing activities	(15,393)	(378,237)
Net cash provided by (used in) investing activities from continuing operations	299,824	(459,501)
Financing activities:
Proceeds from debt	1,885,109	2,973,236
Payments on debt	(2,082,271)	(2,359,975)
Share-based awards exercised	(790)	(7,371)
Dividends paid	(225,327)	(216,724)
Purchases of stock	(95,719)	—
Other financing activities	(8,357)	—
Net cash (used in) provided by financing activities from continuing operations	(527,355)	389,166
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	31,668	53,410
Net cash used in investing activities from discontinued operations	(11,131)	(4,497)
Net cash provided by financing activities from discontinued operations	—	—
Net cash provided by discontinued operations	20,537	48,913
Effect of exchange rate changes on cash and cash equivalents	(6,959)	2,461
Net increase in cash and cash equivalents	706,767	229,004
Cash and cash equivalents at beginning of period	276,992	333,547
Cash and cash equivalents at end of period	$983,759	$562,551
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. During the six months ended June 30, 2020, the Company completed the divestiture of its Business Products Group. Refer to the acquisitions, divestitures and discontinued operations footnote for more information. The Company's results of operations for the Business Products Group are reported as discontinued operations and all information related to the discontinued operations has been excluded from the notes to the condensed consolidated financial statements for all periods presented. Net (loss) income from discontinued operations for each period includes all costs that are directly attributable to these businesses and excludes certain corporate overhead costs that were previously allocated. Additionally, certain intercompany sales from the Automotive Parts Group are grossed up and recast in continuing operations in each period because those sales will continue with the discontinued operations after the divestiture. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company,” “we,” “our,” “us,” or “its”) for the year ended December 31, 2019. Accordingly, the unaudited interim condensed consolidated financial statements and related disclosures herein should be read in conjunction with the Company’s 2019 Annual Report on Form 10-K.
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
The results of operations for the six months ended June 30, 2020 are not necessarily indicative of results for the entire year. The Company's operations are concentrated in North America, Europe and Australasia and are vulnerable to the reduced economic activity caused by the COVID-19 outbreak, which was declared a pandemic in March 2020 and led many governments to put in place temporary social distancing and shelter-in-place mandates. In May and early June, many governments began phased reopenings of their economies. These phased approaches promote economic activity while adhering to new guidelines and enhanced safety measures. The extent to which the COVID-19 pandemic impacts the Company will depend on numerous factors and future developments that the Company cannot predict, including the severity of the virus; the occurrence of a “second wave” or additional spikes; the duration of the outbreak; governmental, business or other actions taken in response to the pandemic; and impacts on the Company's supply chain, its ability to keep operating locations open, and on customer demand. The Company's foreign subsidiaries are benefiting from various forms of government economic assistance including certain temporary subsidies that were received in the second quarter of 2020, which have been classified as a reduction of selling, administrative and other expenses. If the pandemic persists or worsens, the estimates and assumptions management made as of June 30, 2020 could change in subsequent interim reports and upon final determination at year-end, and it is reasonably possible such changes could be significant. The Company has evaluated subsequent events through the date the condensed consolidated financial statements covered by this quarterly report were issued. The Company will continue to evaluate the nature and extent of these potential impacts to its business and consolidated financial statements.

2. Segment Information
The following table presents a summary of the Company's reportable segment financial information from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales:
Automotive	$2,495,799	$2,776,210	$5,078,484	$5,399,916
Industrial	1,327,428	1,681,721	2,837,269	3,317,144
Total net sales	$3,823,227	$4,457,931	$7,915,753	$8,717,060
Segment profit:
Automotive	$218,906	$228,736	$361,484	$408,304
Industrial	108,928	136,334	222,861	257,362
Total segment profit	$327,834	$365,070	$584,345	$665,666
Interest expense, net	(24,876)	(22,586)	(44,744)	(45,603)
Intangible asset amortization	(23,256)	(22,604)	(45,996)	(43,875)
Corporate expense	(28,613)	(33,573)	(83,674)	(64,752)
Other unallocated costs (1)	(555,525)	(4,108)	(553,774)	(37,222)
(Loss) income before income taxes from continuing operations	$(304,436)	$282,199	$(143,843)	$474,214
(1) The following table presents a summary of the other unallocated costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Other unallocated costs:
Goodwill impairment charge (2)	$(506,721)	$—	$(506,721)	$—
Restructuring costs (3)	(25,059)	—	(28,041)	—
Realized currency loss (4)	(11,356)	—	(11,356)	(27,037)
Gain on insurance proceeds related to SPR Fire (5)	1,166	—	13,448	—
Transaction and other costs (6)	(13,555)	(4,108)	(21,104)	(10,185)
Total other unallocated costs	$(555,525)	$(4,108)	$(553,774)	$(37,222)
(2)  Adjustment reflects the second quarter goodwill impairment charge related to the Company's European reporting unit. Refer to the goodwill and other intangible assets footnote.
(3) Adjustment reflects restructuring costs related to the ongoing execution of the 2019 Cost Savings Plan announced in the fourth quarter of 2019. The costs are primarily associated with severance and other employee costs, including a voluntary retirement program, and facility and closure costs related to the consolidation of operations. Refer to the restructuring footnote.
(4) Adjustment reflects realized currency losses related to divestitures. Refer to the acquisitions, divestitures and discontinued operations footnote.
(5) Adjustment reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs related to the S.P. Richards Headquarters and Distribution Center. Refer to the commitments and contingencies footnote.
(6) Adjustment reflects (i) $2,481 and $8,490 of incremental costs associated with COVID-19 for the three and six months ended June 30, 2020, respectively, and (ii) costs associated with certain divestitures. COVID-19 related costs include incremental costs incurred relating to fees to cancel marketing events and increased cleaning and sanitization materials, among other things.

Net sales are disaggregated by geographical region for each of the Company’s reportable segments, as the Company deems this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
North America:
Automotive	$1,715,567	$1,964,985	$3,447,063	$3,780,131
Industrial	1,231,208	1,681,721	2,641,923	3,317,144
Total North America	$2,946,775	$3,646,706	$6,088,986	$7,097,275
Australasia:
Automotive	$282,797	$286,717	$555,721	$571,270
Industrial	96,220	—	195,346	—
Total Australasia	$379,017	$286,717	$751,067	$571,270
Europe – Automotive	$497,435	$524,508	$1,075,700	$1,048,515
Total net sales	$3,823,227	$4,457,931	$7,915,753	$8,717,060

3. Accumulated Other Comprehensive Loss
The following tables present the changes in accumulated other comprehensive loss (“AOCL”) by component for the six months ended June 30:

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2020	$(704,415)	$(20,671)	$(416,222)	$(1,141,308)
Other comprehensive loss before reclassifications	—	(21,046)	(82,370)	(103,416)
Amounts reclassified from accumulated other comprehensive loss	16,292	4,704	11,356	32,352
Other comprehensive income (loss), net of income taxes	16,292	(16,342)	(71,014)	(71,064)
Ending balance, June 30, 2020	$(688,123)	$(37,013)	$(487,236)	$(1,212,372)

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2019	$(626,322)	$(4,631)	$(484,125)	$(1,115,078)
Other comprehensive income (loss) before reclassifications	—	(10,827)	20,936	10,109
Amounts reclassified from accumulated other comprehensive loss (1)	9,665	(4,386)	27,037	32,316
Other comprehensive income (loss), net of income taxes	9,665	(15,213)	47,973	42,425
Cumulative effect from adoption of ASU 2018-02	(122,526)	—	—	(122,526)
Ending balance, June 30, 2019	$(739,183)	$(19,844)	$(436,152)	$(1,195,179)

(1) Amount includes realized currency losses of $27,037 that were reclassified out of foreign currency translation into earnings in connection with the March 7, 2019 sale of Grupo Auto Todo. Refer to the acquisitions, divestitures and discontinued operations footnote for further details.
The AOCL components related to the pension benefits are included in the computation of net periodic benefit income in the employee benefit plans footnote. The nature of the cash flow hedges are discussed in the derivatives and hedging footnote. Generally, tax effects in AOCL are established at the currently enacted tax rate and reclassified to net (loss) income in the same period that the related pre-tax AOCL reclassifications are recognized.
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
5. Employee Benefit Plans
Net periodic benefit income from the Company's pension plans included the following components for the three months ended June 30:

	Pension Benefits
	2020	2019
Service cost	$2,925	$2,379
Interest cost	20,865	24,335
Expected return on plan assets	(38,410)	(38,507)
Amortization of prior service credit	173	(17)
Amortization of actuarial loss	11,088	7,746
Net periodic benefit income	$(3,359)	$(4,064)

Net periodic benefit income from the Company's pension plans included the following components for the six months ended June 30:

	Pension Benefits
	2020	2019
Service cost	$5,907	$4,769
Interest cost	41,790	48,683
Expected return on plan assets	(76,933)	(77,034)
Amortization of prior service credit	346	(34)
Amortization of actuarial loss	22,210	15,495
Net periodic benefit income	$(6,680)	$(8,121)
Service cost is recorded in selling, administrative and other expenses in the condensed consolidated statements of income while all other components are recorded within other non-operating (income) expenses. Pension benefits also include amounts related to supplemental retirement plans.
6. Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores and businesses (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates but receives a fee for the guarantees. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded that the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio and certain limitations on additional borrowings. At June 30, 2020, the Company was in compliance with all such covenants.
As of June 30, 2020, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $925,109. These loans generally mature over periods from one to six years. The Company regularly monitors the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents and affiliates that participate in the guarantee programs. In the event that the Company is required to make payments in connection with these guarantees, the Company would obtain and liquidate certain collateral pledged by the independents or affiliates (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. The Company recognizes a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings and the current expected credit loss reserve is not material. As of June 30, 2020, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
As of June 30, 2020, the Company has recognized certain assets and liabilities amounting to $90,000 each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets. The liabilities relate to the Company's noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from the Company's current expected credit loss reserve.
7. Credit Facilities
On May 1, 2020, the Company entered into amendments to: (i) the Amended and Restated Syndicated Credit Facility Agreement, dated as of October 30, 2017 ("Credit Facility") and (ii) the Notes Purchase Agreement with certain investors governing the Series I, J, K, L and M senior notes, dated as of October 30, 2017 ("Notes Agreement"). The financial covenants in these agreements were amended to provide for the debt to EBITDA ratio to increase from 3.50 to 1.0 to 4.00 to 1.0 through

December 31, 2020 (and then to revert to 3.50 to 1.0 after such date). With respect to the Credit Facility, the interest rates were amended to increase the applicable rate by 75 basis points (resulting in a rate of LIBOR + 225 basis points) and the LIBOR floor from 0.0% to 1.0%. With respect to the Notes Agreement, the interest rates were amended to increase the coupon applicable to each series of the Senior Notes by 50 basis points, effective immediately and applicable through December 31, 2020, and to increase the coupon applicable to each series of the Senior Notes by an additional 50 basis points, if and only if the debt to EBITDA ratio exceeds 3.50 to 1.0.
8. Accounts Receivable Sales Agreement
On May 29, 2020 the Company entered into an agreement (the “A/R Sales Agreement”) to sell short-term receivables from certain customer trade accounts to an unaffiliated financial institution. The A/R Sales Agreement has a 364 day term, which the Company intends to renew each year. The terms of the A/R Sales Agreement limit the total principal amount outstanding of receivables sold to approximately $500,000 at any point in time.
As part of the A/R Sales Agreement, the Company continuously sells designated pools of trade accounts receivable to a separate bankruptcy-remote special purpose entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company controls and therefore consolidates the special purpose entity in its condensed consolidated financial statements. The special purpose entity in turn sells certain of the receivables to the unaffiliated financial institution on a monthly basis. These sales to the unaffiliated financial institution are accounted for as sales because control over the receivables is transferred to the unaffiliated financial institution under the terms of the agreement.
The following table represents a summary of the activity under the A/R Sales Agreement since its inception:

June 30, 2020
Receivables sold to the financial institution and derecognized	$902,326
Cash collected on sold receivables	$402,302
Receivables pledged as collateral on sold receivables as of period-end	$342,636
Cash proceeds related to the receivables sold are included in cash from operating activities in the condensed consolidated statement of cash flows. The fees recorded in connection with the sales are immaterial and are recorded within other non-operating (income) expenses in the condensed consolidated statements of income. The future amount may fluctuate based on the level of activity and other factors. The Company maintains continuing involvement with the sold receivables by providing collection services. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period. The Company may incur a recourse obligation in limited circumstances. Separate accruals for recourse obligations are immaterial.
9. Fair Value of Financial Instruments
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit and term loan approximate their respective fair values based on the short-term nature of these instruments. As of June 30, 2020, the carrying amount, net of debt issuance costs, and the fair value of fixed rate debt were approximately $1,939,978 and $1,845,693, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. The carrying amount, net of debt issuance costs, of fixed rate debt of $1,939,978 is included in long-term debt in the condensed consolidated balance sheets. Refer to the derivatives and hedging footnote for information on the fair value of derivative instruments.
10. Derivatives and Hedging
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
The following table summarizes the location and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships:

		June 30, 2020		December 31, 2019
Instrument	Balance Sheet Location	Notional	Balance	Notional	Balance
Cash flow hedges:
Interest rate swaps	Other current liabilities	$800,000	$358	$800,000	$24,792
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$1,160,990	$76,169	$925,810	$39,965
Foreign currency debt	Long-term debt	€700,000	$786,940	€700,000	$784,000
The derivative instruments are recognized in the condensed consolidated balance sheets at fair value and are designated as Level 2 in the fair value hierarchy. They are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
Cash Flow Hedges
The Company uses interest rate swaps to mitigate variability in forecasted interest payments on a portion of the Company’s U.S. dollar-denominated unsecured variable rate debt. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate interest payment. The Company designates the interest rate swaps as qualifying hedging instruments and accounts for them as cash flow hedges. On May 1, 2020, the Company dedesignated its interest rate swaps and modified them to match the terms of its modified debt agreement and as a result the $48,492 payable as of that date was deemed a financing transaction. Subsequent cash flows to pay this amount over the remaining term of the agreement are reflected within financing activities in the condensed consolidated statement of cash flows. This payable is classified within other current liabilities on the condensed consolidated balance sheets. The corresponding amount in AOCL is being amortized to interest expense on a straight-line basis over the remaining life of the hedged instrument. The Company redesignated the portion of the modified interest rate swap that is not related to the financing agreement as a qualifying hedging instrument. Gains and losses from fair value adjustments on the cash flow hedges are initially classified in AOCL and are reclassified to interest expense on the dates interest payments are accrued.
Hedges of Net Investments in Foreign Operations
The Company has designated certain derivative instruments and a portion of its foreign currency denominated debt, a non-derivative financial instrument, as hedges of the foreign currency exchange rate exposure of the Company's Euro-denominated net investment in a European subsidiary. The Company applies the spot method to assess the hedge effectiveness of the derivative instruments and this assessment for each instrument excludes the initial value related to the difference at contract inception between the foreign exchange spot rate and the forward rate (i.e., the forward points). The initial value of this excluded component is recognized as a reduction to interest expense in a systematic and rational manner over the term of the derivative instrument. All other changes in value for the net investment hedges are included in AOCL within foreign currency translation and would only be reclassified to earnings if the European subsidiary were liquidated, or otherwise disposed.

The tables below presents gains and losses related to designated cash flow hedges and net investment hedges:

	Gain (Loss) Recognized in AOCL Before Reclassifications		Gain Recognized in Interest Expense For Excluded Components
	2020	2019	2020	2019
Three Months Ended June 30,
Cash flow hedges:
Interest rate contracts	$(4,370)	$(14,121)	$—	$—
Net investment hedges:
Forward contracts	(31,147)	(4,300)	7,476	5,008
Foreign currency debt	(13,720)	(10,570)	—	—
Total	$(49,237)	$(28,991)	$7,476	$5,008

	Gain (Loss) Recognized in AOCL Before Reclassifications		Gain Recognized in Interest Expense For Excluded Components
	2020	2019	2020	2019
Six Months Ended June 30,
Cash flow hedges:
Interest rate contracts	$(28,830)	$(21,567)	$—	$—
Net investment hedges:
Cross-currency swap	—	2,936	—	2,294
Forward contracts	15,701	5,641	13,998	6,624
Foreign currency debt	(2,940)	5,110	—	—
Total	$(16,069)	$(7,880)	$13,998	$8,918

11. Commitments and Contingencies
Legal Matters
As more fully discussed in the commitments and contingencies footnote of the Company's notes to the consolidated financial statements in its 2019 Annual Report on Form 10-K, a jury awarded damages against the Company in a litigated automotive product liability dispute. On February 19, 2020, the Washington Court of Appeals issued an order entirely reversing the jury’s finding on damages and ordering a new trial on damages. The plaintiffs subsequently appealed this order to the Washington Supreme Court; on July 7, 2020, the Washington Supreme Court indicated that it will consider a further appeal on this matter. At the time of the filing of these financial statements, based upon the Company’s legal defenses, insurance coverage, and reserves, the Company does not believe this matter will have a material impact to the condensed consolidated financial statements.
Fire at S.P. Richards Headquarters and Distribution Center
On July 19, 2019, a fire occurred at the S.P. Richards headquarters in Atlanta, Georgia. The building primarily held the S.P. Richards headquarters office and was connected to its Atlanta distribution center. The Company maintains property and casualty loss insurance coverage. The Company recognized a gain of $1,165 and $13,448 during the three and six months ended June 30, 2020, respectively, for insurance recoveries in excess of losses it has incurred on inventory, property, plant and equipment and other fire-related costs. The gain is included within other non-operating (income) expenses on the condensed consolidated statements of income. The Company expects to receive additional insurance recoveries in the future which will result in additional gains.

12. Acquisitions, Divestitures and Discontinued Operations
Acquisitions
The Company acquired several businesses for approximately $33,047 and $378,744, net of cash acquired, during the six months ended June 30, 2020 and June 30, 2019, respectively. The Company finalized the acquisition accounting for certain businesses acquired in prior periods, but there have been no significant measurement period adjustments during the three and six months ended June 30, 2020.
Divestitures
The Company received cash proceeds from divestitures of businesses totaling $382,737 and $12,028 for the six months ended June 30, 2020 and June 30, 2019, respectively.
Grupo Auto Todo
On March 7, 2019, the Company sold all of its equity in Grupo Auto Todo, a Mexican subsidiary within the Automotive Parts Group. Grupo Auto Todo contributed annual revenues of approximately $15,900 for the year ended December 31, 2019. The Company incurred realized currency losses of $27,037 from this transaction during the three months ended June 30, 2019. These losses are included within other non-operating (income) expenses on the condensed consolidated statements of income.
Discontinued Operations
Business Products Group
Effective June 30, 2020, the Company completed the divestiture of its Business Products Group by selling Supply Source Enterprises, Inc. ("SSE") and S.P. Richards Company ("SPR") in separate transactions. There may be additional cash payments or receipts in subsequent quarters as the Company finalizes customary post-transaction working capital adjustments. These divestitures are part of the Company's long-term strategic initiative to streamline its operations and optimize its portfolio so that it can drive shareholder value by focusing on its global Automotive and Industrial Parts Groups. The Business Products Group was previously a reportable segment of the Company. These divestitures, together with prior period divestitures of Garland C. Norris (effective December 13, 2019), SPR Canada (effective January 1, 2020) and Safety Zone Canada (effective March 2, 2020), represent a single plan to exit the Business Products Group segment and are considered a strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the results of operations, financial position and cash flows for the Business Products Group are reported as discontinued operations for all periods presented.
The Company maintains an immaterial investment in SPR and has concluded that SPR is a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate SPR. Among other things, the Company does not have any voting rights and does not have the power to direct the activities that most significantly affect SPR's economic performance.
The Company’s results of operations for discontinued operations were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$379,938	$476,329	$846,944	$954,033
Cost of goods sold	277,614	360,452	632,007	722,786
Gross profit	102,324	115,877	214,937	231,247
Operating expenses	89,385	95,947	179,461	190,820
Loss (gain) on disposal	216,133	—	220,318	1,000
Income before income taxes	(203,194)	19,930	(184,842)	39,427
Income taxes (1)	(2,323)	5,019	1,840	9,950
Net (loss) income from discontinued operations	$(200,871)	$14,911	$(186,682)	$29,477
Basic (loss) earnings per share from discontinued operations	$(1.39)	$0.10	$(1.29)	$0.20
Diluted (loss) earnings per share from discontinued operations	$(1.39)	$0.10	$(1.29)	$0.20
Weighted average common shares outstanding	144,262	146,075	144,657	146,029
Weighted average common shares outstanding – assuming dilution	144,262	146,736	144,657	146,713

(1)Income taxes include a $7,125 tax benefit associated with the (loss) gain on the disposal for the three and six months ended June 30, 2020.
The Company’s assets and liabilities for discontinued operations, by major class, were:

December 31, 2019
Assets
Trade accounts receivable, net	$194,903
Merchandise inventories, net	387,307
Prepaid expenses and other current assets	132,041
Other intangible assets, less accumulated amortization	76,829
Operating lease assets	80,302
Other assets	91,640
Total assets of discontinued operations	$963,022

Liabilities
Trade accounts payable	$158,163
Other current liabilities	59,954
Operating lease liabilities	68,906
Total liabilities of discontinued operations	$287,023

13. Goodwill and Other Intangible Assets
Total consolidated goodwill as of June 30, 2020 is $1,771,835, net of $506,721 of accumulated impairment loss. The changes in the carrying amount of goodwill during the periods ended June 30, 2020 and December 31, 2019 by reportable segment, as well as other identifiable intangible assets, are summarized as follows:

	Goodwill
	Automotive	Industrial	Total	Other Intangible Assets, Net
Balance as of December 31, 2019	$1,897,495	$396,024	$2,293,519	$1,492,097
Additions (1)	10,672	(3,346)	7,326	7,224
Amortization	—	—	—	(45,996)
Impairments	(506,721)	—	(506,721)	—
Foreign currency translation	(17,682)	(4,607)	(22,289)	(30,645)
Balance as of June 30, 2020	$1,383,764	$388,071	$1,771,835	$1,422,680
(1) Additions include measurement period adjustments related to prior year acquisitions.
The Company reviews its goodwill annually for impairment in the fourth quarter, or sooner if circumstances indicate that the carrying amount may exceed fair value. The Company tests goodwill for impairment at the reporting unit level, which is an operating segment or a level below an operating segment (a component).
Due to several factors that coalesced in the second quarter of 2020 the Company performed an interim impairment test as of May 31, 2020 for its European reporting unit and recorded a goodwill impairment charge of $506,721. The factors primarily resulted from the ongoing market volatility and uncertainty caused by the COVID-19 pandemic, which have extended into the second quarter and have impacted several critical impairment testing assumptions including weighted average cost of capital and market multiples, and near-term revenue and operating margin projections for the reporting unit. The Company also assessed the finite-lived, identifiable tangible and intangible assets at the European reporting unit for impairment under the undiscounted cash flows approach and concluded there was no impairment.
The European reporting unit’s fair value was calculated using a combination of both income and market approaches and involved significant unobservable inputs (Level 3 inputs). The assumptions used in the income approach include projected revenue growth rates, operating margins, the estimated weighted average costs of capital and terminal value. The weighted-average cost of capital used in the income approach was adjusted to reflect the specific risks and uncertainties associated with the COVID-19 pandemic in developing the cash flow projections. The assumptions used in the market approach include benchmark company market multiples. The Company used inputs and assumptions it believed are consistent with those a hypothetical marketplace participant would use. The interim impairment tests were prepared in accordance with the Company's accounting policies as described in the summary of significant accounting policies footnote in its consolidated financial statements included in its Annual Report on Form 10-K for 2019.
Should actual results differ from certain key assumptions used in the interim impairment test, including revenue and operating margin growth rates, which are both impacted by economic conditions, or should other key assumptions change, including benchmark company market multiples, weighted average costs of capital and terminal value, in subsequent periods the Company could record additional impairment charges for this reporting unit.
If there are sustained declines in macroeconomic or business conditions in future periods, including as a result of the COVID-19 pandemic, affecting the projected earnings and cash flows at the Company's reporting units, among other things, there can be no assurance that goodwill at one or more reporting units may not be impaired. Based on the Company's interim impairment assessment as of June 30, 2020, which included reviewing the previous revenue and operating margin growth forecasts based on the current projections, the Company has determined that it is not more likely than not that the goodwill is impaired for all other reporting units.
14. Income Taxes
The Company's effective income tax rate was negative 19.4% for the three months ended June 30, 2020, compared to 25.8% for the same three month period in 2019. The effective income tax rate was negative 67.7% for the six months ended June 30, 2020, compared to 25.1% for the same period in 2019. The rate decrease is primarily due to the non-deductible goodwill impairment charge and certain transaction and other costs.
15. Earnings Per Share
As more fully discussed in the share-based compensation footnote of the Company’s notes to the consolidated financial statements in its 2019 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. Options to purchase approximately 2,537 and 2,418 shares of common stock were outstanding but excluded from the computations of diluted earnings per share for the three and six month period ended June 30, 2020, respectively, as compared to approximately 247 and 135 for the three and six month period ended June 30, 2019, respectively. These options were excluded because their inclusion would have been anti-dilutive.
16. Restructuring
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
The table below summarizes costs incurred in 2020 associated with the 2019 Cost Savings Plan:

Total
Restructuring costs	$28,041
Remaining costs expected but not yet incurred	6,863
Total costs	$34,904
The 2019 Cost Savings Plan was approved and funded by the Company's corporate office and therefore these costs are not allocated to the Company's segments. The cumulative amount of costs incurred as of June 30, 2020 since inception is $182,982.
The table below summarizes the activity related to the restructuring costs discussed above. As of June 30, 2020, the current portion of the restructuring liability of $32,586 is included in other current liabilities on the condensed consolidated balance sheet.

	Severance and other employee costs	Facility and closure costs	Accelerated operating lease costs	Asset impairments	Total
Liability as of January 1, 2020	$72,192	$6,639	$—	$—	$78,831
Restructuring costs	9,236	7,316	5,496	5,993	28,041
Cash payments	(56,303)	(5,098)	—	—	(61,401)
Non-cash charges	—	—	(5,496)	(5,993)	(11,489)
Translation	(522)	(84)	—	—	(606)
Liability as of June 30, 2020	$24,603	$8,773	$—	$—	$33,376

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
Forward-Looking Statements
Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission (SEC) or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in the future tense and all statements accompanied by words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “would,” “could,” “should,” “position,” “will,” “project,” “intend,” “plan,” “on track,” “anticipate,” “to come,” “may,” “possible,” “assume,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. These forward-looking statements include, without limitation, our expected ability to operate and protect our workforce during the COVID-19 pandemic, our strategy to grow our higher-margin automotive and industrial businesses, the execution and effect of our cost savings initiatives, our efforts and initiatives to help us emerge from the pandemic well-positioned, our ongoing efforts to maintain compliance and flexibility under our debt covenants, our liquidity position and actions to maximize cash flow to continue to operate during these highly uncertain times and plans for future cost savings.
The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, the extent and duration of the disruption to our business operations caused by the global health crisis associated with the COVID-19 outbreak, including the effects on the financial health of our business partners and customers, on supply chains and our suppliers, on vehicle miles driven as well as other metrics that affect our business, and on access to capital and liquidity provided by the financial and capital markets; the Company’s ability to maintain compliance with its debt covenants; the Company's ability to successfully integrate acquired businesses into the Company and to realize the anticipated synergies and benefits; the Company's ability to successfully divest businesses; the Company's ability to successfully implement its business initiatives in its two business segments; slowing demand for the Company's products; the ability to maintain favorable supplier arrangements and relationships; disruptions in our suppliers' operations, including the impact of COVID-19 on our suppliers as well as our supply chain; changes in national and international legislation or government regulations or policies, including changes to import tariffs, short-term government subsidies, and the unpredictability of such changes and their impact to the Company and its suppliers and customers, data security policies and requirements as well as privacy legislation; changes in general economic conditions, including unemployment, inflation (including the impact of tariffs) or deflation and the United Kingdom's exit from the European Union, commonly known as Brexit, and the unpredictability of the impact following such exit from the European Union; changes in tax policies; volatile exchange rates; volatility in oil prices; significant cost increases, such as rising fuel and freight expenses; the Company's ability to successfully attract and retain employees in the current labor market; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; failure or weakness in our disclosure controls and procedures and internal controls over financial reporting, including as a result of the work from home environment; the uncertainties and costs of litigation; disruptions caused by a failure or breach of the Company's information systems, as well as other risks and uncertainties discussed in the Company's Annual Report on Form 10-K for 2019, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Item 1A, risk factors, in this report on Form 10-Q (all of which risks may be amplified by the COVID-19 outbreak) and from time to time in the Company's subsequent filings with the SEC.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-K, 10-Q, 8-K and other reports filed with the SEC.

Overview
Genuine Parts Company is a service organization engaged in the global distribution of automotive replacement parts and industrial parts. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. The Company conducts business in North America, Europe and Australasia from approximately 3,600 locations. At Genuine Parts Company, our mission is to be a world-class service organization and the employer of choice, supplier of choice, valued customer, good corporate citizen and investment of choice. Our strategic financial objectives are intended to align with our mission and drive value for all our stakeholders. Our strategic financial objectives include: (1) top line revenue growth; (2) improved operating margin; (3) a strong balance sheet and cash flows; and (4) effective capital allocation.
The Company's Automotive Parts Group operated in the U.S., Canada, Mexico, France, the U.K., Germany, Poland, the Netherlands, Belgium, Australia and New Zealand as of June 30, 2020, and accounted for 64% of total revenues for the six months ended June 30, 2020. Our Industrial Parts Group operated in the U.S., Canada, Mexico, Australia, New Zealand, Indonesia and Singapore. The Industrial Parts Group accounted for 36% of the Company's total revenues for the six months ended June 30, 2020. During the six months ended June 30, 2020, the Company completed the divestiture of its Business Products Group and has accounted for this segment as discontinued operations for the periods presented.
COVID-19 Pandemic
The COVID-19 outbreak, which was declared a pandemic by the World Health Organization (“WHO”) on March 11, 2020, continues to evolve rapidly. Our deepest and sincere thoughts go out to all affected by COVID-19, as well as the dedicated healthcare workers and first responders who are on the front lines for all our citizens.
Overall, our business segments continue to face many uncertainties. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of results for the entire year. The Company's operations are vulnerable to the reduced economic activity caused by the COVID-19 outbreak, which led many governments to put in place temporary social distancing and shelter-in-place mandates in late March and early April. As a result, our business segments experienced slowing sales trends as we entered the second quarter. Sales results sequentially improved throughout the second quarter of 2020 as markets reopened and governments eased restrictions.

The extent to which the COVID-19 pandemic impacts the Company will depend on numerous factors and future developments that we cannot predict, including the severity of the virus; the occurrence of a “second wave” or additional spikes; the duration of the outbreak; governmental, business or other actions taken in response to the pandemic; and impacts on our supply chain, our ability to keep operating locations open, and on customer demand. While the negative impact on our business operations cannot be reasonably estimated at this time, our teams are preparing for multiple scenarios to ensure we continue to protect our employees while also keeping our operations up and running to serve our customers.
During the first quarter we created a dedicated COVID-19 Taskforce and added enhanced protocols in response to COVID-19, including implementing many of the recommendations and requirements issued by the Centers for Disease Control and Prevention, WHO, and local, state and national health authorities, to protect our employees, customers, suppliers and communities.
As of June 30, 2020, substantially all operations are open for business. Our supply chain partners have been very supportive and they continue to do their part to ensure our service levels to our customers remain strong. We remain in constant communication with our employees regarding changing conditions and protocol. Based on the length and severity of COVID-19, we may experience continued volatility in customer demand and supply chain disruption. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.
For further information regarding the impact of COVID-19 on the Company, please see “Results of Operations,” “Financial Condition,” “Liquidity and Capital Resources,” “Changes in Internal Control over Financial Reporting,” item 1A, “Risk Factors,” and item 2, “Issuer Repurchase of Equity Securities” in this report, which is incorporated herein by reference.

Key Business Metrics
We consider comparable sales, daily sales and number of miles driven to be key business metrics because management has evaluated its results of operations using these metrics and believes that these key indicators provide additional perspective and insights when analyzing the operating performance of the Company from period to period and trends in its historical operating results. These metrics should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented in this report.
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
Results of Operations
Overview
The Company has remained substantially open during the COVID-19 pandemic, which slowed mobility and overall economic activity. Despite the challenges of these unprecedented business conditions, our North American and Australasian automotive operations operated well and reported improved profit margins. In addition, our Industrial Parts Group maintained a flat operating margin with the prior year quarter. The Company improved its total gross margin in the quarter and executed on a number of accelerated cost savings initiatives to more effectively leverage our cost structure. As a result of COVID-19 and its negative impact on demand, the Company has experienced and may continue to experience a decrease in volume-based buying incentives and increased freight, insurance, IT and cybersecurity costs. In addition, primarily due to the significant impact of COVID-19 on the financial performance of our European reporting unit, the Company recognized a goodwill impairment charge of $506.7 million. These trends and uncertainties may persist and impact future results.
Sales
Sales for the three months ended June 30, 2020 were $3.8 billion, a 14.2% decrease as compared to $4.5 billion in the same period of the prior year period. The decrease in sales is attributable to a 13.7% decline in comparable sales driven primarily by COVID-19 and related government actions, a 4.1% impact from divestitures and the net impact of foreign currency and other of 0.6%. These items were partially offset by a 4.2% benefit from acquisitions. Sales for the six months ended June 30, 2020 were $7.9 billion, a 9.2% decrease as compared to $8.7 billion in the same period of the prior year. The decline in sales is due to a 9.0% comparable sales decrease due primarily to decreased demand caused by COVID-19, a 4.5% impact from divestitures and a 0.7% impact from foreign currency and other. These items were partially offset by a 5.0% positive impact from acquisitions.
Sales for the Automotive Parts Group decreased 10.1% for the three months ended June 30, 2020, as compared to the same period in the prior year. This group's revenue decrease for the three months ended June 30, 2020 consisted of an approximate 12.6% decrease in comparable sales driven primarily by COVID-19 and related government actions and the net impact of unfavorable foreign currency and other of 0.7%. These items were partially offset by a 3.2% benefit from acquisitions. This group's 6.0% revenue decrease for the six months ended June 30, 2020 consisted of an approximate 8.9% decrease in comparable sales, a 1.0% net unfavorable impact from foreign currency and other and a 0.3% impact from the sale of Grupo Auto Todo in March of 2019. These items were partially offset by a 4.2% benefit from acquisitions.
Sales for the Industrial Parts Group decreased 21.1% for the three months ended June 30, 2020, as compared to the same period in 2019. The decrease in this group's revenues reflects an approximate 16.7% decrease in comparable sales driven primarily by COVID-19 and related government actions, a 10.9% impact from the sale of EIS, which was sold in the third quarter of 2019, and a slightly unfavorable foreign currency impact. These declines were slightly offset by a 6.7% benefit from acquisitions. This group's 14.5% sales decrease for the six months ended June 30, 2020 reflects a 9.9% decrease in comparable sales, an 11.7% impact from the sale of EIS and a slight impact from foreign currency. This decrease was partially offset by a 7.2% benefit from acquisitions.
Cost of Goods Sold and Operating Expenses
Cost of goods sold for the three months ended June 30, 2020 was $2.5 billion, a 14.9% decrease from $3.0 billion for the same period in 2019. As a percentage of net sales, cost of goods sold was 66.2% for the three months ended June 30, 2020, as compared to 66.7% in the same three month period of 2019. Cost of goods sold for the six months ended June 30, 2020 was $5.2 billion, a 10.3% decrease from $5.8 billion for the same period in 2019. As a percentage of net sales, cost of goods sold was 66.2% for the six months ended June 30, 2020, as compared to 67.0% in the same six month period of 2019. The decrease in cost of goods sold for the three and six months ended June 30, 2020 primarily relates to the impact of divestitures and the overall decrease in sales volume due to COVID-19 for these periods as compared to the same three and six month period of the prior year. The resulting improvement in gross margin, which we have reported for 11 consecutive quarters, is attributable to the favorable impact of divestitures as well as the acquisitions of higher gross margin businesses. These items, as well as strategic category management initiatives including pricing and global sourcing actions and favorable product mix shifts were partially offset by a decrease in supplier incentives due to lower purchasing volumes. The Company’s cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our supplier to our distribution centers, retail stores and branches, as well as supplier volume incentives and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related supplier volume incentives or pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures, (iv) physical inventory and LIFO adjustments, (v) changes in foreign currency exchange rates, and (vi) the impact of tariffs. Tariffs did not have a material impact in the periods presented.
Total operating expenses increased to $1.6 billion for the three months ended June 30, 2020 as compared to $1.2 billion for the same three month period in 2019. As a percentage of net sales, operating expenses increased to 41.4% as compared to 26.8% in the same three month period of the previous year. For the six months ended June 30, 2020, these expenses totaled $2.8 billion as compared to $2.4 billion for the same six month period in 2019. As a percentage of net sales, operating expenses increased to 35.4% as compared to 27.2% in the same six month period of the previous year.
The increase in total operating expenses as a percentage of net sales for the three and six months ended June 30, 2020 is primarily related to the goodwill impairment charge related to our European reporting unit and the restructuring, transaction and other costs and income recorded thus far in 2020. Additionally, the Company continues to experience the effects of rising costs in areas such as insurance, IT and cyber-security and its ability to leverage its expenses was negatively impacted by lower comparable sales relative to the prior year. To offset these trends, the Company is focused on the execution of ongoing cost control initiatives, including its $100 million cost savings plan announced in 2019. In association with this plan we achieved $40 million in savings in the second quarter of 2020 for a total of $70 million in expense reductions through June 30, 2020. In addition, the Company benefited from accelerated cost reduction initiatives implemented in association with the onset of COVID-19. Combined, these initiatives produced cost savings in payroll, freight, facility, legal and professional costs, among others, of approximately $200 million in the second quarter of 2020. Included in the savings are approximately $40 million of temporary government subsidies received by certain of our foreign operations.
The Company’s operating expenses are substantially comprised of compensation and benefit-related costs for personnel. Other major expense categories include facility occupancy costs for headquarters, distribution centers and retail store/branch operations, insurance costs, accounting, legal and professional services, technology and digital costs, transportation and delivery costs, and travel and advertising. Management’s ongoing cost control measures in these areas have served to improve the Company’s overall cost structure. The Company's recent acquisitions have lower costs of goods sold and higher levels of operating costs as compared to the Company's other businesses; however, the operating profit margins generally remain consistent.

Segment Profit
Segment profit decreased to $327.8 million for the three months ended June 30, 2020, compared to $365.1 million for the same three month period of the prior year, a decrease of 10.2%. Segment profit margin was 8.6% as compared to 8.2% in the same three month period of 2019. The increase in segment profit margin for the three months ended June 30, 2020 reflects the improvement in gross margin and significant cost savings relative to the prior year. For the six months ended June 30, 2020, segment profit decreased to $584.3 million compared to $665.7 million for the same six month period of the prior year, a decrease of 12.2%. Segment profit margin was 7.4% as compared to 7.6% in the same six month period of 2019, driven by reduced sales volume as a result of COVID-19 and its impact on leverage prior to the Company's implementation of its accelerated cost initiatives in the second quarter of 2020.
As more fully discussed in our 2019 Form 10-K, in the fourth quarter of 2019 the Company began to implement certain restructuring actions across its subsidiaries under the 2019 Cost Savings Plan, primarily targeted at simplifying organizational structures and distribution networks. We believe that these actions, coupled with our ongoing focus on driving top line sales growth and accelerated cost initiatives in response to COVID-19, will continue to create value for our stakeholders.
The Automotive Parts Group’s segment profit decreased 4.3% in the three months ended June 30, 2020 as compared to the same period of 2019, and its segment profit margin was 8.8% as compared to 8.2% in the same period of the previous year. This improvement in segment profit margin reflects the strong operating results in our North American and Australasian businesses, driven by significant cost reductions and the benefit of government subsidies in our international businesses. For the six months ended June 30, 2020, the Automotive Parts Group's segment profit decreased approximately 11.5% and the segment profit margin was 7.1% as compared to 7.6% in the same six month period of 2019. The decrease in segment profit margin for the six months is primarily due to the deleveraging of expenses due to lower automotive sales volumes, although the Canadian and Australasian operations have operated well and show improved segment profit margins for the six months in 2020 relative to 2019.
The Industrial Parts Group's segment profit decreased 20.1% in the three months ended June 30, 2020 as compared to the same three month period of 2019, and the segment profit margin for this group was 8.2% compared to 8.1% for the same period of the previous year. Segment profit for the Industrial Parts Group decreased 13.4% in the six months ended June 30, 2020 as compared to the same six month period of 2019, and the segment profit margin for this group improved to 7.9% compared to 7.8% for the same period of the previous year. The improved segment profit margins for both periods reflect the growing efficiencies in Industrial Parts Group's operating structure as well as the positive impact of acquisitions and the sale of EIS.
Goodwill Impairment
Due to several factors that coalesced in the second quarter of 2020 we performed an interim impairment test as of May 31, 2020 for our European reporting unit and recorded a goodwill impairment charge of $506.7 million. These factors primarily resulted from the ongoing market volatility and uncertainty caused by the COVID-19 pandemic, which have extended into the second quarter and have impacted several critical impairment testing assumptions including weighted average cost of capital and market multiples, and near-term revenue and operating margin projections for the reporting unit. Refer to the goodwill and other intangible assets footnote within the notes to the condensed consolidated financial statements for additional information. If there are sustained declines in macroeconomic or business conditions in future periods, including as a result of the continued COVID-19 pandemic, affecting the projected earnings and cash flows at our reporting units, among other things, there can be no assurance that goodwill at one or more reporting units may not be impaired. However, as of June 30, 2020, we determined that there were no other indicators that goodwill was impaired at any of our other reporting units.
Income Taxes
The Company's effective income tax rate was negative 19.4% for the three months ended June 30, 2020, compared to 25.8% for the same three month period in 2019. The effective income tax rate was negative 67.7% for the six months ended June 30, 2020, compared to 25.1% for the same period in 2019. The rate decrease is primarily due to the non-deductible goodwill impairment charge and certain transaction and other costs.
Net (Loss) Income
For the three months ended June 30, 2020, the Company recorded consolidated net loss from continuing operations of $363.5 million, a decrease of 273.5% as compared to consolidated net income from continuing operations of $209.5 million in the same three month period of the prior year. On a per share diluted basis, net loss was $2.52, a decrease of 276.2% as compared to net income per diluted share of $1.43 for the same three month period of 2019. For the six months ended June 30, 2020, the Company recorded consolidated net loss from continuing operations of $241.2 million, a decrease of 167.9% as compared to consolidated net income from continuing operations of $355.2 million in the same six month period of the prior year. On a per share diluted basis, net loss from continuing operations was $1.67, a decrease of 169.0% as compared to net income per diluted share of $2.42 in the same six month period of 2019. The decrease in income for these periods was primarily driven by reduced sales volume as a result of COVID-19.
During the three and six months ended June 30, 2020, the Company incurred $555.5 million and $553.8 million, respectively, of adjustments. These adjustments include a goodwill impairment charge of $506.7 million related to our European reporting unit and also represents restructuring costs, realized currency losses and transaction and other costs and income. Transaction and other costs primarily include incremental costs associated with certain divestitures and COVID-19, slightly offset by income from the SPR Fire insurance proceeds. Refer to the acquisitions, divestitures and discontinued operations footnote and commitments and contingencies footnote for more information.
For the three months ended June 30, 2020, before the impact of goodwill impairment, realized currency losses, restructuring, transaction and other costs and insurance proceeds related to the SPR fire, the Company's adjusted net income from continuing operations was $190.5 million, a decrease of 11.5% as compared to adjusted net income from continuing operations of $215.4 million in the same three month period of the prior year. On a per share basis, adjusted net income from continuing operations was $1.32 for the three months ended June 30, 2020, a decrease of 10.2% as compared to $1.47 for the same three month period of 2019. For the six months ended June 30, 2020, before giving effect to the adjustments discussed above, adjusted net income from continuing operations was $307.3 million, a decrease of 20.7% for the same six month period of 2019. On a per share diluted basis, adjusted net income from continuing operations was $2.12 for the six months ended June 30, 2020, a decrease of 19.4% as compared to $2.63 for the same six month period of the prior year. Each of adjusted net (loss) income from continuing operations and adjusted diluted net (loss) income from continuing operations per common share is a non-GAAP measure (see table below for reconciliations to the most directly comparable GAAP measures).
The following table sets forth a reconciliation of net (loss) income from continuing operations and diluted net (loss) income from continuing operations per common share to adjusted net (loss) income from continuing operations and adjusted diluted net (loss) income from continuing operations per common share to account for the impact of these adjustments. The Company believes that the presentation of adjusted net (loss) income from continuing operations and adjusted diluted net (loss) income from continuing operations per common share, which are not calculated in accordance with GAAP, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to both management and investors that is indicative of the Company's core operations. The Company considers these metrics useful to investors because they provide greater transparency into management’s view and assessment of the Company’s ongoing operating performance by removing items management believes are not representative of our continuing operations and may distort our longer-term operating trends. We believe these measures are useful and enhance the comparability of our results from period to period and with our competitors, as well as show ongoing results from operations distinct from items that are infrequent or not associated with the Company’s core operations. The Company does not, nor does it suggest investors should, consider such non-GAAP financial measures, as superior to, in isolation from, or as a substitute for, GAAP financial information.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
GAAP net (loss) income from continuing operations	$(363,501)	$209,519	$(241,155)	$355,203

Adjustments:
Goodwill impairment charge (1)	506,721	—	506,721	—
Restructuring costs (2)	25,059	—	28,041	—
Realized currency loss (3)	11,356	—	11,356	27,037
Gain on insurance proceeds related to SPR Fire (4)	(1,166)	—	(13,448)	—
Transaction and other costs (5)	13,555	4,108	21,104	10,185
Total adjustments	555,525	4,108	553,774	37,222
Tax impact of adjustments	(1,500)	1,769	(5,310)	(5,140)
Adjusted net income from continuing operations	$190,524	$215,396	$307,309	$387,285

The table below represent amounts per common share assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
GAAP net (loss) income from continuing operations	(2.52)	1.43	(1.67)	2.42

Adjustments:
Goodwill impairment charge (1)	3.51	—	3.50	—
Restructuring costs (2)	0.17	—	0.19	—
Realized currency loss (3)	0.08	—	0.08	0.18
Gain on insurance proceeds related to SPR Fire (4)	(0.01)	—	(0.09)	—
Transaction and other costs (5)	0.10	0.03	0.15	0.07
Total adjustments	3.85	0.03	3.83	0.25
Tax impact of adjustments	(0.01)	0.01	(0.04)	(0.04)
Adjusted diluted net income from continuing operations per common share	$1.32	$1.47	$2.12	$2.63
Weighted average common shares outstanding – assuming dilution	144,262	146,736	144,657	146,713
The table below clarifies where the items that have been adjusted above to improve comparability of the financial information from period to period are presented in the condensed consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Line item:
Cost of goods sold	$12,891	$2,960	$12,891	$2,960
Selling, administrative and other expenses	663	1,148	8,213	7,225
Goodwill impairment charge	506,721	—	506,721	—
Restructuring costs	25,059	—	28,041	—
Non-operating (income): Other	10,191	—	(2,092)	27,037
Total adjustments	$555,525	$4,108	$553,774	$37,222
(1) Adjustment reflects the second quarter goodwill impairment charge related to our European reporting unit.
(2) Adjustment reflects restructuring costs related to the ongoing execution of the 2019 Cost Savings Plan announced in the fourth quarter of 2019. The costs are primarily associated with severance and other employee costs, including a voluntary retirement program, and facility and closure costs related to the consolidation of operations.
(3) Adjustment reflects realized currency losses related to divestitures.
(4) Adjustment reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs related to the S.P. Richards Headquarters and Distribution Center.
(5) Adjustment reflects (i) $2.5 million and $8.5 million of incremental costs associated with COVID-19 for the three and six months ended June 30, 2020, respectively, and (ii) costs associated with certain divestitures. COVID-19 related costs include incremental costs incurred relating to fees to cancel marketing events and increased cleaning and sanitization materials, among other things.

Financial Condition
The Company’s cash balance of $983.8 million at June 30, 2020 increased $706.8 million, or 255.2%, from December 31, 2019. For the six months ended June 30, 2020, the Company had net cash provided by operating activities of $920.7 million, net cash provided by investing activities of $299.8 million and net cash used in financing activities of $527.4 million. The cash provided by operating activities was primarily driven by entry into the A/R Sales Agreement to sell receivables, which generated $500 million in operating cash flows, and the effective management of our working capital. The investing activities consisted primarily $389.6 million proceeds from divestitures and the sale of property, plant and equipment, slightly offset by $74.4 million for capital expenditures and $15.4 million for acquisitions and other investing activities. The financing activities consisted primarily of $197.2 million net payments on debt, $225.3 million for dividends paid to the Company’s shareholders and $95.7 million paid for share repurchases.
Accounts receivable decreased $616.9 million, or 25.3%, from December 31, 2019 primarily due to entering into the A/R Sales Agreement. As we continue to operate through 2020 and this uncertain environment, we will be closely monitoring our collection trends. However, collection trends are currently meeting our expectations and we have observed that many of our small and medium-sized customers in the U.S. and international markets are receiving various forms of government assistance. Inventory decreased $92.1 million, or 2.7%, and accounts payable decreased $203.0 million, or 5.1% from December 31, 2019. Total debt of $3.2 billion at June 30, 2020 decreased $209.2 million, or 6.1%, from December 31, 2019.
We continue to negotiate extended payment dates with our suppliers. Our current payment terms with the majority of our suppliers range from 30 to 360 days. Several global financial institutions offer voluntary supply chain finance ("SCF") programs which enable our suppliers (generally those that grant extended terms), at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that takes advantage of our credit rating and may be beneficial to them. The SCF program is primarily available to suppliers of goods and services included in cost of goods sold in our condensed consolidated statements of comprehensive income. The Company and our suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and they issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. In turn, we direct payment to the financial institutions, rather than the suppliers, for the invoices sold to the financial institutions. No guarantees are provided by the Company or any of our subsidiaries on third-party performance under the SCF program; however, the Company guarantees the payment by our subsidiaries to the financial institutions participating in the SCF program for the applicable invoices. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable in our condensed consolidated balance sheets. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our condensed consolidated statement of cash flows. We have been informed by the financial institutions that as of June 30, 2020 and December 31, 2019, suppliers elected to sell $1.8 billion and $1.8 billion, respectively, of our outstanding payment obligations to the financial institutions. The amount settled through the SCF program was $1.3 billion for the six months ended June 30, 2020.
Liquidity and Capital Resources
We have taken actions and will continue to take actions intended to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from COVID-19. These actions include the previously negotiated covenant amendments to our credit arrangements due to macro uncertainty and evaluating alternative forms of liquidity to enhance credit capacity, reducing our planned capital expenditures for 2020 (specifically deferring our growth related capital spending), temporarily suspending our share repurchase program, and limiting merger and acquisition activity to select “bolt-on” acquisitions. Additionally, we are taking precautionary measures to conserve liquidity including, but not limited to, reducing our inventory levels and managing replenishment volumes to adjust to the new level of market demand and to the extent available, we are delaying tax payments as allowed by governmental authorities. We have a low level of capital expenditures related to maintenance items, which provides the flexibility to decrease spending as needed to further preserve funds.
We believe that we have sufficient liquidity to manage through the current market disruption caused by COVID-19. We ended the quarter with $2.6 billion of total liquidity (comprising $1.6 billion availability on the revolving credit facility and $1.0 billion of cash and cash equivalents). From time to time, the Company may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk. The Company currently believes that the existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
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
On May 29, 2020, we entered into an agreement (the "A/R Sales Agreement") to sell short-term receivables from certain customer trade accounts to an unaffiliated financial institution. The A/R Sales Agreement has a one year term, which the

Company intends to renew each year. The terms of the A/R Sales Agreement limit the balance of receivables sold to approximately $500 million at any point in time.
In addition, we qualify and are taking advantage of certain employer payroll tax credits and the deferral of certain tax payments that are allowed under the Coronavirus Aid, Relief, and Economic Security Act.
Although we expect our borrowing costs to increase in the near term as a result of credit market disruptions caused by the COVID-19 pandemic, we expect to be able to continue to borrow funds at reasonable rates over the long term. At June 30, 2020, the Company's total average cost of debt was 2.85%, and the Company remained in compliance with all covenants connected with its borrowings, such covenants include, among others, a financial covenant to maintain a certain leverage ratio of consolidated debt to consolidated EBITDA under our credit facility.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019. Our exposure to market risk has not changed materially since December 31, 2019.
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
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during the Company’s last quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of COVID-19, certain members of our workforce shifted to a primarily work from home environment beginning in March 2020. We took precautionary actions to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K, as updated and supplemented in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and as further updated and supplemented below, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.
The impact of the COVID-19 pandemic has significantly impacted worldwide economic conditions, and our operations and our financial results have been and will in the future be materially adversely impacted, and the duration and extent to which it will impact our business remains uncertain.
COVID-19, a novel strain of coronavirus, was reported in December 2019, with the World Health Organization declaring it a global pandemic on March 11, 2020. The COVID-19 pandemic has created significant volatility, uncertainty and disruption, with severe impacts on the United States and global economies. The COVID-19 pandemic has impacted a large portion of the world, including our domestic and international operations. If the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms or at all, meet our liquidity needs or amend and/or refinance our existing credit arrangements.
The extent to which the COVID-19 pandemic impacts the Company will depend on numerous factors and future developments that we cannot predict, including the severity of the virus; the occurrence of a “second wave” or additional spikes; the duration of the outbreak; governmental, business or other actions taken in response to the pandemic; and impacts on our supply chain, our ability to keep operating locations open, and on customer demand.
As the pandemic continues to spread throughout the United States, consumer fears about COVID-19 continue and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine have persisted and/or increased, which has and will continue to adversely affect our operations. For example, we witnessed significant disruptions in sales in the last two weeks of the quarter ended March 31, 2020 on account of the lower customer demand, which trend also impacted the quarter ended June 30, 2020 and may continue into the future. We have incurred and continue to incur additional costs related to efforts to protect the health and well-being of our team members, customers and the communities we serve. We expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to this pandemic.
We may further restrict the operations of our various distribution center, branch or store facilities in both of our segments if we deem such action necessary or appropriate or if recommended or mandated by local government authorities. Additionally, we may incur significant additional costs to ensure we meet the needs of our customers and our employees, including additional cleanings of our stores and other facilities. Also, if we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate or appropriate for a particular region or the Company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future. These items could have a further material impact on our sales and profits and could lead to significantly higher losses on outstanding customer receivables, guaranteed loans and asset impairment charges, among other things.
The COVID-19 pandemic has resulted in work and travel restrictions and delays, which have been expanded throughout the continued progression of the pandemic. These restrictions and delays have impacted and may continue to impact suppliers and manufacturers of certain of our products. This may make it difficult for our suppliers to source and manufacture products in, and to export our products from, affected areas. As a result, we may continue to face delays or difficulty sourcing certain products, which could negatively affect our business and financial results. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.

Additional adverse changes in economic conditions as a result of the pandemic may also lead to increased credit concerns and challenges to recover accounts receivable, reduced liquidity, adverse impacts on our suppliers and customers, including on their abilities to continue to operate as a going concern.
Further, the Company and management are focused on mitigating the impact of the COVID-19 pandemic, which has required and will continue to require, a large investment of time and resources and may delay other strategic initiatives. Additionally, many of our employees are working remotely and may continue to do so for an extended period. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to our ability to manage our business, cyber-security and data security risks, the potential vulnerabilities to our financial reporting systems and our internal control environment and the effectiveness of our internal controls over financial reporting.
Due to the unprecedented nature of COVID-19 and the myriad of responses thereto, we cannot identify all of the risks we face from the pandemic and its resulting impacts. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur. The pandemic could also amplify other risks and uncertainties described in our 2019 Annual Report on Form 10-K. The ultimate adverse impacts relating to the potential effect of the COVID-19 pandemic on our business and the costs that we may incur as a result cannot be reasonably estimated but could be material.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the Company’s purchases of shares of the Company’s common stock during the three months ended June 30, 2020:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2020 through April 30, 2020	8,533	$70.56	—	14,484,676
May 1, 2020 through May 31, 2020	1,704	$73.72	—	14,484,676
June 1, 2020 through June 30, 2020	14,782	$91.85	—	14,484,676
Totals	25,019	$83.35	—	14,484,676
(1)Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15.0 million shares. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 14.5 million shares authorized remain available to be repurchased by the Company. There were no other repurchase plans announced as of June 30, 2020 and the Company has temporarily suspended all future share repurchases under the repurchase plan until there is greater visibility into the macro environment in light of COVID-19.

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

Exhibit 32
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer and Chief Financial Officer – furnished herewith

Exhibit 10.1
Second Amendment to Amended and Restated Syndicated Facility Agreement dated May 1, 2020 amending that certain Amended and Restated Syndicated Facility Agreement dated October 30, 2017 by and among Genuine Parts Company, Bank of America, N.A., as administrative agent, and the other lender parties thereto - filed herewith

Exhibit 10.2
Amendment to Notes Purchase Agreement dated May 1, 2020 amending that certain Note Purchase Agreement dated October 30, 2017, by and among Genuine Parts Company, J.P, Morgan Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agents, and the other parties thereto – filed herewith

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from this Annual Report on Form 10-Q for the period ended June 30, 2020 formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: July 30, 2020	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)