Form 10-Q
period 2020-09-30
GENUINE PARTS CO
filed 2020-10-22
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 144,289,653 shares of common stock outstanding as of September 30, 2020.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$900,123	$276,992
Trade accounts receivable, less allowance for doubtful accounts (2020 – $46,885; 2019 – $35,047)	1,952,225	2,440,252
Merchandise inventories, net	3,419,383	3,443,876
Prepaid expenses and other current assets	1,103,554	1,063,245
Current assets of discontinued operations	—	714,251
Total current assets	7,375,285	7,938,616
Goodwill	1,829,946	2,293,519
Other intangible assets, less accumulated amortization	1,449,446	1,492,097
Deferred tax assets	67,594	45,921
Property, plant and equipment, less accumulated depreciation (2020 – $1,357,013; 2019 – $1,200,688)	1,141,419	1,173,688
Operating lease assets	1,024,453	995,667
Other assets	587,318	457,350
Noncurrent assets of discontinued operations	—	248,771
Total assets	$13,475,461	$14,645,629

Liabilities and equity
Current liabilities:
Trade accounts payable	$4,030,319	$3,948,000
Current portion of debt	206,335	624,043
Dividends payable	113,983	110,851
Other current liabilities	1,626,061	1,493,109
Current liabilities of discontinued operations	—	218,117
Total current liabilities	5,976,698	6,394,120
Long-term debt	2,700,616	2,802,056
Operating lease liabilities	779,468	756,519
Pension and other post–retirement benefit liabilities	248,488	249,832
Deferred tax liabilities	214,738	233,044
Other long-term liabilities	520,680	445,652
Noncurrent liabilities of discontinued operations	—	68,906
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2020 – 144,289,653 shares; 2019 – 145,378,158 shares	144,290	145,378
Additional paid-in capital	113,249	98,777
Retained earnings	3,923,113	4,571,860
Accumulated other comprehensive loss	(1,166,572)	(1,141,308)
Total parent equity	3,014,080	3,674,707
Noncontrolling interests in subsidiaries	20,693	20,793
Total equity	3,034,773	3,695,500
Total liabilities and equity	$13,475,461	$14,645,629
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net sales	$4,370,086	$4,525,284	$12,285,839	$13,242,344
Cost of goods sold	2,842,020	3,020,051	8,079,108	8,861,609
Gross profit	1,528,066	1,505,233	4,206,731	4,380,735
Operating expenses:
Selling, administrative and other expenses	1,140,156	1,175,699	3,254,442	3,414,414
Depreciation and amortization	69,097	65,667	203,084	186,968
Provision for doubtful accounts	5,633	1,192	23,452	10,430
Restructuring costs	10,968	—	39,009	—
Goodwill impairment charge	—	—	506,721	—
Total operating expenses	1,225,854	1,242,558	4,026,708	3,611,812
Non-operating expenses (income):
Interest expense	25,788	26,451	72,218	73,567
Other	(21,241)	(47,655)	(46,017)	(62,737)
Total non-operating expenses (income)	4,547	(21,204)	26,201	10,830
Income before income taxes	297,665	283,879	153,822	758,093
Income taxes	64,747	71,623	162,059	190,634
Net income (loss) from continuing operations	232,918	212,256	(8,237)	567,459
Net (loss) income from discontinued operations	(5,387)	15,231	(192,069)	44,708
Net income (loss)	$227,531	$227,487	$(200,306)	$612,167
Dividends declared per common share	$0.7900	$0.7625	$2.3700	$2.2875
Basic earnings (loss) per share:
Continuing operations	$1.61	$1.46	$(0.06)	$3.89
Discontinued operations	(0.03)	0.10	(1.33)	0.31
Basic earnings (loss) per share	$1.58	$1.56	$(1.39)	$4.20
Diluted earnings (loss) per share:
Continuing operations	$1.61	$1.45	$(0.06)	$3.87
Discontinued operations	(0.04)	0.11	(1.33)	0.31
Diluted earnings (loss) per share	$1.57	$1.56	$(1.39)	$4.18

Weighted average common shares outstanding	144,273	145,572	144,528	145,875
Dilutive effect of stock options and non-vested restricted stock awards	762	617	—	654
Weighted average common shares outstanding – assuming dilution	145,035	146,189	144,528	146,529
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income (loss)	$227,531	$227,487	$(200,306)	$612,167
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments, net of income taxes in 2020 — $22,896 and $19,451; 2019 — $17,773 and $21,468, respectively	34,063	(78,298)	(36,951)	(30,325)
Cash flow hedge adjustments, net of income taxes in 2020 — $1,313 and $4,731; 2019 — $787 and $6,413, respectively	3,550	(2,127)	(12,792)	(17,340)
Pension and postretirement benefit adjustments, net of income taxes in 2020 — $2,998 and $9,023; 2019 — $2,592 and $6,166, respectively	8,187	7,024	24,479	16,689
Other comprehensive income (loss), net of income taxes	45,800	(73,401)	(25,264)	(30,976)
Comprehensive income (loss)	$273,331	$154,086	$(225,570)	$581,191
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2020
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
July 1, 2020	144,264,189	$144,264	$107,819	$(1,212,372)	$3,809,564	$2,849,275	$21,613	$2,870,888
Net income	—	—	—	—	227,531	227,531	—	227,531
Other comprehensive income, net of tax	—	—	—	45,800	—	45,800	—	45,800
Cash dividend declared, $0.7900 per share	—	—	—	—	(113,982)	(113,982)	—	(113,982)
Share-based awards exercised, including tax benefit of $213	25,464	26	(990)	—	—	(964)	—	(964)
Share-based compensation	—	—	6,420	—	—	6,420	—	6,420
Noncontrolling interest activities	—	—	—	—	—	—	(920)	(920)
September 30, 2020	144,289,653	$144,290	$113,249	$(1,166,572)	$3,923,113	$3,014,080	$20,693	$3,034,773

	Nine Months Ended September 30, 2020
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2020	145,378,158	$145,378	$98,777	$(1,141,308)	$4,571,860	$3,674,707	$20,793	$3,695,500
Net loss	—	—	—	—	(200,306)	(200,306)	—	(200,306)
Other comprehensive loss, net of tax	—	—	—	(25,264)	—	(25,264)	—	(25,264)
Cash dividend declared, $2.3700 per share	—	—	—	—	(342,426)	(342,426)	—	(342,426)
Share-based awards exercised, including tax benefit of $375	47,939	48	(1,802)	—	—	(1,754)	—	(1,754)
Share-based compensation	—	—	16,274	—	—	16,274	—	16,274
Purchase of stock	(1,136,444)	(1,136)	—	—	(94,583)	(95,719)	—	(95,719)
Cumulative effect from adoption of ASU 2016-13 (1)	—	—	—	—	(11,432)	(11,432)	—	(11,432)
Noncontrolling interest activities	—	—	—	—	—	—	(100)	(100)
September 30, 2020	144,289,653	$144,290	$113,249	$(1,166,572)	$3,923,113	$3,014,080	$20,693	$3,034,773

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30, 2019
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
July 1, 2019	146,078,369	$146,078	$83,949	$(1,195,179)	$4,630,480	$3,665,328	$22,647	$3,687,975
Net income	—	—	—	—	227,487	227,487	—	227,487
Other comprehensive loss, net of tax	—	—	—	(73,401)	—	(73,401)	—	(73,401)
Cash dividend declared, $0.7625 per share	—	—	—	—	(110,786)	(110,786)	—	(110,786)
Share-based awards exercised, including tax benefit of $68	2,953	4	(128)	—	—	(124)	—	(124)
Share-based compensation	—	—	6,739	—	—	6,739	—	6,739
Purchase of stock	(788,207)	(789)	—	—	(72,263)	(73,052)	—	(73,052)
Noncontrolling interest activities	—	—	—	—	—	—	(101)	(101)
September 30, 2019	145,293,115	$145,293	$90,560	$(1,268,580)	$4,674,918	$3,642,191	$22,546	$3,664,737

	Nine Months Ended September 30, 2019
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2019	145,936,613	$145,937	$78,380	$(1,115,078)	$4,341,212	$3,450,451	$21,540	$3,471,991
Net income	—	—	—	—	612,167	612,167	—	612,167
Other comprehensive loss, net of tax	—	—	—	(30,976)	—	(30,976)	—	(30,976)
Cash dividend declared, $2.2875 per share	—	—	—	—	(333,521)	(333,521)	—	(333,521)
Share-based awards exercised, including tax benefit of $4,054	144,709	145	(7,640)	—	—	(7,495)	—	(7,495)
Share-based compensation	—	—	19,820	—	—	19,820	—	19,820
Purchase of stock	(788,207)	(789)	—	—	(72,263)	(73,052)	—	(73,052)
Cumulative effect from adoption of ASU 2018-02 (2)	—	—	—	(122,526)	122,526	—	—	—
Cumulative effect from adoption of ASU 2016-02, net of tax (2)	—	—	—	—	4,797	4,797	—	4,797
Noncontrolling interest activities	—	—	—	—	—	—	1,006	1,006
September 30, 2019	145,293,115	$145,293	$90,560	$(1,268,580)	$4,674,918	$3,642,191	$22,546	$3,664,737

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

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Operating activities:
Net (loss) income	$(200,306)	$612,167
Net (loss) income from discontinued operations	(192,069)	44,708
Net (loss) income from continuing operations	(8,237)	567,459
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	203,084	186,968
Share-based compensation	16,274	17,310
Excess tax benefits from share-based compensation	375	(4,054)
Realized currency losses on divestitures	11,356	30,848
Goodwill impairment charge	506,721	—
Changes in operating assets and liabilities	697,611	(120,673)
Net cash provided by operating activities from continuing operations	1,427,184	677,858
Investing activities:
Purchases of property, plant and equipment	(105,428)	(176,321)
Proceeds from sale of property, plant and equipment	11,675	10,281
Proceeds from divestitures of businesses	382,737	416,784
Acquisitions of businesses and other investing activities	(59,062)	(636,137)
Net cash provided by (used in) investing activities from continuing operations	229,922	(385,393)
Financing activities:
Proceeds from debt	1,888,622	3,928,716
Payments on debt	(2,466,031)	(3,749,509)
Share-based awards exercised	(1,754)	(7,495)
Dividends paid	(339,294)	(328,106)
Purchases of stock	(95,719)	(73,052)
Other financing activities	(15,032)	—
Net cash used in financing activities from continuing operations	(1,029,208)	(229,446)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	13,323	67,354
Net cash used in investing activities from discontinued operations	(11,131)	(6,000)
Net cash provided by financing activities from discontinued operations	—	—
Net cash provided by discontinued operations	2,192	61,354
Effect of exchange rate changes on cash and cash equivalents	(6,959)	(6,645)
Net increase in cash and cash equivalents	623,131	117,728
Cash and cash equivalents at beginning of period	276,992	333,547
Cash and cash equivalents at end of period	$900,123	$451,275
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. On June 30, 2020, the Company completed the divestiture of its Business Products Group. Refer to the acquisitions, divestitures and discontinued operations footnote for more information. The Company's results of operations for the Business Products Group are reported as discontinued operations and all information related to the discontinued operations has been excluded from the notes to the condensed consolidated financial statements for all periods presented. Net (loss) income from discontinued operations for each period includes all costs that are directly attributable to these businesses and excludes certain corporate overhead costs that were previously allocated. Additionally, revenue from freight services provided by the Automotive Parts Group are grossed up and recast in continuing operations in each period because those sales are continuing with the discontinued operations after the divestiture. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company,” “we,” “our,” “us,” or “its”) for the year ended December 31, 2019. Accordingly, the unaudited interim condensed consolidated financial statements and related disclosures herein should be read in conjunction with the Company’s 2019 Annual Report on Form 10-K.
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
The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of results for the entire year. The Company's operations are concentrated in North America, Europe and Australasia and are vulnerable to the reduced economic activity caused by the COVID-19 outbreak, which was declared a pandemic in March 2020. The extent to which the COVID-19 pandemic impacts the Company will depend on numerous factors and future developments that the Company cannot predict, including the severity of the virus; the occurrence of a “second wave” or additional spikes; the duration of the outbreak; governmental, business or other actions taken in response to the pandemic; and impacts on the Company's supply chain, its ability to keep operating locations open, and on customer demand. The Company benefited from various forms of government economic assistance including certain temporary subsidies that were received primarily in the second quarter of 2020, which have been classified as a reduction of selling, administrative and other expenses. If the pandemic persists or worsens, the estimates and assumptions management made as of September 30, 2020 could change upon final determination at year-end, and it is reasonably possible such changes could be significant. The Company has evaluated subsequent events through the date the condensed consolidated financial statements covered by this quarterly report were issued. The Company will continue to evaluate the nature and extent of these potential impacts to its business and consolidated financial statements.

2. Segment Information
The following table presents a summary of the Company's reportable segment financial information from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales:
Automotive	$2,960,379	$2,792,453	$8,038,863	$8,192,369
Industrial	1,409,707	1,732,831	4,246,976	5,049,975
Total net sales	$4,370,086	$4,525,284	$12,285,839	$13,242,344
Segment profit:
Automotive	$266,124	$222,561	$627,608	$630,865
Industrial	125,620	137,525	348,481	394,887
Total segment profit	$391,744	$360,086	$976,089	$1,025,752
Interest expense, net	(25,221)	(24,880)	(69,965)	(70,483)
Intangible asset amortization	(24,223)	(24,910)	(70,219)	(68,785)
Corporate expense	(33,379)	(38,830)	(117,053)	(103,582)
Other unallocated costs (1)	(11,256)	12,413	(565,030)	(24,809)
Income before income taxes from continuing operations	$297,665	$283,879	$153,822	$758,093
(1) The following table presents a summary of the other unallocated costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Other unallocated costs:
Goodwill impairment charge (2)	$—	$—	$(506,721)	$—
Restructuring costs (3)	(10,968)	—	(39,009)	—
Realized currency loss on divestitures (4)	—	(7,664)	(11,356)	(34,701)
Gain on insurance proceeds related to SPR Fire (5)	—	—	13,448	—
Gain on equity investment (6)	—	38,663	—	38,663
Transaction and other costs (7)	(288)	(18,586)	(21,392)	(28,771)
Total other unallocated costs	$(11,256)	$12,413	$(565,030)	$(24,809)
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
(6)     Adjustment relates to the gain recognized upon remeasuring the Company's preexisting 35% equity investment to fair value upon acquiring the remaining equity of Inenco on July 1, 2019. Refer to the acquisitions, divestitures and discontinued operations footnote.

(7)    Adjustment includes $8,490 of incremental costs associated with COVID-19 for the nine months ended September 30, 2020 and costs associated with certain divestitures. COVID-19 related costs include incremental costs incurred relating to fees to cancel marketing events and increased cleaning and sanitization materials, among other things. For the three and nine months ended September 30, 2019, adjustments also include transaction and other costs related to acquisitions and divestitures.
Net sales are disaggregated by geographical region for each of the Company’s reportable segments, as the Company deems this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America:
Automotive	$1,934,503	$1,944,768	$5,381,566	$5,724,899
Industrial	1,295,717	1,624,303	3,937,640	4,941,447
Total North America	$3,230,220	$3,569,071	$9,319,206	$10,666,346
Australasia:
Automotive	$355,874	$295,424	$911,595	$866,694
Industrial	113,990	108,528	309,336	108,528
Total Australasia	$469,864	$403,952	$1,220,931	$975,222
Europe – Automotive	$670,002	$552,261	$1,745,702	$1,600,776
Total net sales	$4,370,086	$4,525,284	$12,285,839	$13,242,344

3. Accumulated Other Comprehensive Loss
The following tables present the changes in accumulated other comprehensive loss (“AOCL”) by component for the nine months ended September 30:

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2020	$(704,415)	$(20,671)	$(416,222)	$(1,141,308)
Other comprehensive loss before reclassifications	—	(21,248)	(48,307)	(69,555)
Amounts reclassified from accumulated other comprehensive loss	24,479	8,456	11,356	44,291
Other comprehensive income (loss), net of income taxes	24,479	(12,792)	(36,951)	(25,264)
Ending balance, September 30, 2020	$(679,936)	$(33,463)	$(453,173)	$(1,166,572)

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2019	$(626,322)	$(4,631)	$(484,125)	$(1,115,078)
Other comprehensive loss before reclassifications	—	(18,494)	(65,026)	(83,520)
Amounts reclassified from accumulated other comprehensive loss (1)	16,689	1,154	34,701	52,544
Other comprehensive income (loss), net of income taxes	16,689	(17,340)	(30,325)	(30,976)
Cumulative effect from adoption of ASU 2018-02	(122,526)	—	—	(122,526)
Ending balance, September 30, 2019	$(732,159)	$(21,971)	$(514,450)	$(1,268,580)
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

5. Employee Benefit Plans
Net periodic benefit income from the Company's pension plans included the following components for the three months ended September 30:

	Pension Benefits
	2020	2019
Service cost	$3,012	$2,395
Interest cost	20,942	24,362
Expected return on plan assets	(38,550)	(38,551)
Amortization of prior service cost (credit)	173	(17)
Amortization of actuarial loss	11,130	7,752
Net periodic benefit income	$(3,293)	$(4,059)
Net periodic benefit income from the Company's pension plans included the following components for the nine months ended September 30:

	Pension Benefits
	2020	2019
Service cost	$8,919	$7,164
Interest cost	62,732	73,045
Expected return on plan assets	(115,483)	(115,585)
Amortization of prior service cost (credit)	519	(51)
Amortization of actuarial loss	33,340	23,247
Net periodic benefit income	$(9,973)	$(12,180)
Service cost is recorded in selling, administrative and other expenses in the condensed consolidated statements of income while all other components are recorded within other non-operating expenses (income). Pension benefits also include amounts related to supplemental retirement plans.
6. Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores and businesses (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates but receives a fee for the guarantees. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded that the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio and certain limitations on additional borrowings. At September 30, 2020, the Company was in compliance with all such covenants.
As of September 30, 2020, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $904,349. These loans generally mature over periods from one to six years. The Company regularly monitors the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents and affiliates that participate in the guarantee programs. In the event that the Company is required to make payments in connection with these guarantees, the Company would obtain and liquidate certain collateral pledged by the independents or affiliates (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. The Company recognizes a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings and the current expected credit loss reserve is not material. As of September 30, 2020, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
As of September 30, 2020, the Company has recognized certain assets and liabilities amounting to $85,000 each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets. The liabilities relate to the Company's noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from the Company's current expected credit loss reserve.
7. Credit Facilities
On May 1, 2020, the Company entered into amendments to: (i) the Amended and Restated Syndicated Credit Facility Agreement, dated as of October 30, 2017 ("Credit Facility") and (ii) the Notes Purchase Agreement with certain investors governing the Series I, J, K, L and M senior notes, dated as of October 30, 2017 ("Notes Agreement"). The financial covenants in these agreements were amended to provide for the debt to EBITDA ratio to increase from 3.50 to 1.0 to 4.00 to 1.0 through December 31, 2020 (and then to revert to 3.50 to 1.0 after such date). With respect to the Credit Facility, the interest rates were amended to increase the applicable rate by 75 basis points (resulting in a rate of LIBOR + 225 basis points) and the LIBOR floor from 0.0% to 1.0%. With respect to the Notes Agreement, the interest rates were amended to increase the coupon applicable to each series of the Senior Notes by 50 basis points, effective immediately and applicable through March 31, 2021, and to increase the coupon applicable to each series of the Senior Notes by an additional 50 basis points, if and only if the debt to EBITDA ratio exceeds 3.50 to 1.0.
8. Accounts Receivable Sales Agreement
On May 29, 2020 the Company entered into an agreement (the “A/R Sales Agreement”) to sell short-term receivables from certain customer trade accounts to an unaffiliated financial institution. The A/R Sales Agreement has a 364 day term, which the Company intends to renew each year.
As part of the A/R Sales Agreement, the Company continuously sells designated pools of receivables as they are originated by it and certain U.S. subsidiaries to a separate bankruptcy-remote special purpose subsidiary. The assets of the special purpose subsidiary would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company controls and therefore consolidates the special purpose subsidiary in its condensed consolidated financial statements.
At the inception of the A/R Sales Agreement, the special purpose subsidiary transferred ownership and control of approximately $500,000 in receivables that met certain qualifying conditions to the unaffiliated financial institution in exchange for cash. The Company accounts for transactions with the unaffiliated financial institution as sales of financial assets, with the associated receivables derecognized from the Company's condensed consolidated balance sheet. The remaining receivables held by the special purpose subsidiary were pledged to secure the collectability of the sold receivables. The amount of receivables pledged as collateral as of September 30, 2020 is approximately $1,100,000.
The Company continues to be involved with the receivables transferred by the special purpose subsidiary to the unaffiliated financial institution by providing collection services. As cash is collected on sold receivables, the special purpose subsidiary continuously transfers ownership and control of new qualifying receivables to the unaffiliated financial institution so that the total principal amount outstanding of receivables sold is approximately $500,000 at any point in time (which is the maximum amount allowed under the agreement). The future amount of receivables outstanding as sold could decrease, based on the level of activity and other factors.
The following table summarizes the activity and amounts outstanding under the A/R Sales Agreement as of period end:

September 30, 2020
Receivables sold to the financial institution and derecognized since inception	$2,181,746
Cash collected on sold receivables since inception	$1,681,732
Total principal amount outstanding of receivables sold at period end	$500,014
Cash activity related to the A/R Sales Agreement is presented in cash from operating activities in the condensed consolidated statement of cash flows. The special purpose subsidiary incurs fees due to the unaffiliated financial institution related to the accounts receivable sales transactions. Those fees, which are immaterial, are recorded within other non-operating (income) expenses in the condensed consolidated statements of income. The special purpose subsidiary has a recourse obligation to repurchase from the unaffiliated financial institution any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of September 30, 2020 is not material. The servicing liability related to the Company's collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.
9. Fair Value of Financial Instruments
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit and term loan approximate their respective fair values based on the short-term nature of these instruments. As of September 30, 2020, the carrying amount, net of debt issuance costs, and the fair value of fixed rate debt were approximately $1,996,621 and $2,061,093, respectively. The fair value of fixed rate debt is designated as Level 2 in the fair value hierarchy (i.e., significant observable inputs) and is based primarily on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity. The carrying amount, net of debt issuance costs, of fixed rate debt of $1,996,621 is included in long-term debt in the condensed consolidated balance sheet as of September 30, 2020. Refer to the derivatives and hedging footnote for information on the fair value of derivative instruments.
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
The following table summarizes the location and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships:

		September 30, 2020		December 31, 2019
Instrument	Balance Sheet Location	Notional	Balance	Notional	Balance
Cash flow hedges:
Interest rate swaps	Other current liabilities	$800,000	$512	$800,000	$24,792
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$925,810	$42,181	$925,810	$39,965
Forward contract	Other current liabilities	$235,180	$9,098	$—	$—
Foreign currency debt	Long-term debt	€700,000	$822,080	€700,000	$784,000
The derivative instruments are recognized in the condensed consolidated balance sheets at fair value and are designated as Level 2 in the fair value hierarchy. They are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
Cash Flow Hedges
The Company uses interest rate swaps to mitigate variability in forecasted interest payments on a portion of the Company’s U.S. dollar-denominated unsecured variable rate debt. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate interest payment. The Company designates the interest rate swaps as qualifying hedging instruments and accounts for them as cash flow hedges. On May 1, 2020, the Company dedesignated its interest rate swaps and modified them to match the terms of its modified debt agreement and as a result the $48,492 payable as of that date was deemed a financing transaction. As of September 30, 2020, the amount payable was $41,803. Subsequent cash flows to pay this amount over the remaining term of the agreement are reflected within financing activities in the condensed consolidated statement of cash flows. This payable is classified within other current liabilities on the condensed consolidated balance sheets. The corresponding amount in AOCL is being amortized to interest expense on a straight-line basis over the remaining life of the hedged instrument. The Company redesignated the portion of the modified interest rate swap that is not related to the financing agreement as a qualifying hedging instrument. Gains and losses from fair value adjustments on the cash flow hedges are initially classified in AOCL and are reclassified to interest expense on the dates interest payments are accrued.
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
The tables below presents gains and losses related to designated cash flow hedges and net investment hedges:

	(Loss) Gain Recognized in AOCL Before Reclassifications		Gain Recognized in Interest Expense For Excluded Components
	2020	2019	2020	2019
Three Months Ended September 30,
Cash flow hedges:
Interest rate contracts	$(277)	$(3,766)	$—	$—
Net investment hedges:
Forward contracts	(49,660)	35,796	6,574	5,596
Foreign currency debt	(35,140)	30,030	—	—
Total	$(85,077)	$62,060	$6,574	$5,596

	(Loss) Gain Recognized in AOCL Before Reclassifications		Gain Recognized in Interest Expense For Excluded Components
	2020	2019	2020	2019
Nine Months Ended September 30,
Cash flow hedges:
Interest rate contracts	$(29,107)	$(25,332)	$—	$—
Net investment hedges:
Cross-currency swap	—	2,936	—	2,294
Forward contracts	(33,959)	41,436	20,572	12,220
Foreign currency debt	(38,080)	35,140	—	—
Total	$(101,146)	$54,180	$20,572	$14,514

11. Commitments and Contingencies
Legal Matters
As more fully discussed in the commitments and contingencies footnote of the Company's notes to the consolidated financial statements in its 2019 Annual Report on Form 10-K, a jury awarded damages against the Company in a litigated automotive product liability dispute. On February 19, 2020, the Washington Court of Appeals issued an order entirely reversing the jury’s finding on damages and ordering a new trial on damages. The plaintiffs subsequently appealed this order to the Washington Supreme Court. On July 7, 2020, the Washington Supreme Court indicated that it will consider a further appeal on this matter. At the time of the filing of these financial statements, based upon the Company’s legal defenses, insurance coverage, and reserves, the Company does not believe this matter will have a material impact to the condensed consolidated financial statements.
Fire at S.P. Richards Headquarters and Distribution Center
On July 19, 2019, a fire occurred at the S.P. Richards headquarters in Atlanta, Georgia. The building primarily held the S.P. Richards headquarters office and was connected to its Atlanta distribution center. The Company maintains property and casualty loss insurance coverage. The Company recognized a gain of $13,448 during the nine months ended September 30, 2020 for insurance recoveries in excess of losses it has incurred on inventory, property, plant and equipment and other fire-related costs. The gain is included within other non-operating expenses (income) on the condensed consolidated statements of income. No gains or losses were recognized during the three months ended September 30, 2020.
12. Acquisitions, Divestitures and Discontinued Operations
Acquisitions
The Company acquired several businesses for approximately $77,393 and $642,468, net of cash acquired, during the nine months ended September 30, 2020 and September 30, 2019, respectively. The Company has not recognized any significant measurement period adjustments from finalizing acquisition accounting during the three and nine months ended September 30, 2020.
Inenco
The Company acquired the remaining 65% equity investment in Inenco in July 2019. Inenco is one of Australasia's leading industrial distributors of key product categories such as bearings, power transmission and seals and it generates estimated annual revenues of approximately $400,000. Prior to the 65% acquisition, the Company accounted for its 35% investment under the equity method of accounting. The acquisition-date fair value of the 35% investment was $123,385 and is included in the measurement of the consideration transferred. The difference between the acquisition-date fair value and the carrying amount of the equity method investment resulted in the recognition of a gain of $38,663 on the acquisition date. The acquisition-date fair value was determined using a market and income approach with the assistance of a third party valuation firm. The gain is included within other non-operating expenses (income) on the condensed consolidated statement of income and comprehensive income for the three and nine months ended September 30, 2019.
Divestitures
The Company received cash proceeds from divestitures of businesses totaling $382,737 and $416,784 for the nine months ended September 30, 2020 and September 30, 2019, respectively.
Grupo Auto Todo
On March 7, 2019, the Company sold all of its equity in Grupo Auto Todo, a Mexican subsidiary within the Automotive Parts Group. Grupo Auto Todo contributed annual revenues of approximately $15,900 for the year ended December 31, 2019. The Company incurred realized currency losses of $27,037 from this transaction during the nine months ended September 30, 2019. These losses are included within other non-operating expenses (income) on the condensed consolidated statements of income.
EIS
On September 30, 2019, the Company sold all of its equity in EIS, a wholly owned subsidiary within the Industrial Parts Group. EIS contributed $588,031 for the year ended December 31, 2019. The Company incurred realized currency losses of $7,664 from this transaction, which are included in the line item "other" within non-operating (income) expenses on the condensed consolidated statement of income for the three and nine months ended September 30, 2019.

Discontinued Operations
Business Products Group
Effective June 30, 2020, the Company completed the divestiture of its Business Products Group by selling Supply Source Enterprises, Inc. ("SSE") and S.P. Richards Company ("SPR") in separate transactions. The Company has recognized $3,165 during the three months ended September 30, 2020 of additional loss on divestiture, classified as discontinued operations, as part of customary post-transaction working capital adjustments, among other things. These divestitures are part of the Company's long-term strategic initiative to streamline its operations and optimize its portfolio so that it can drive shareholder value by focusing on its global Automotive and Industrial Parts Groups. The Business Products Group was previously a reportable segment of the Company. These divestitures, together with prior period divestitures of Garland C. Norris (effective December 13, 2019), SPR Canada (effective January 1, 2020) and Safety Zone Canada (effective March 2, 2020), represent a single plan to exit the Business Products Group segment and are considered a strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the results of operations, financial position and cash flows for the Business Products Group are reported as discontinued operations for all periods presented.
The Company maintains an immaterial investment in SPR and has concluded that SPR is a variable interest entity. The Company also remains involved with SPR for a limited period of time through various lease, sublease, freight distribution and transition service agreements. The Company is not the primary beneficiary and therefore does not consolidate SPR. Among other things, the Company does not have any voting rights and does not have the power to direct the activities that most significantly affect SPR's economic performance.
For a limited period of time as SPR completes its transition away from the Company’s shared services platform, the Company continues to pay certain payables on SPR’s behalf and at SPR’s direction with full, weekly reimbursement from SPR under the terms of a transition services agreement.
The Company’s results of operations for discontinued operations were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$—	$489,739	$846,944	$1,443,772
Cost of goods sold	—	370,546	632,007	1,093,332
Gross profit	—	119,193	214,937	350,440
Operating and non-operating expenses	—	98,539	179,461	289,359
Loss on divestiture	3,165	—	223,483	1,000
(Loss) income before income taxes	(3,165)	20,654	(188,007)	60,081
Income taxes (1)	2,222	5,423	4,062	15,373
Net (loss) income from discontinued operations	$(5,387)	$15,231	$(192,069)	$44,708
(1)     The effective income tax rate was negative 2.2% for the nine months ended September 30, 2020, compared to 25.6% for the same period in 2019. The rate decrease for the nine months ended September 30, 2020 is primarily due to a non-deductible loss on divestiture.

The Company’s assets and liabilities for discontinued operations, by major class, were:

December 31, 2019
Assets
Trade accounts receivable, net	$194,903
Merchandise inventories, net	387,307
Prepaid expenses and other current assets	132,041
Other intangible assets, less accumulated amortization	76,829
Operating lease assets	80,302
Other assets	91,640
Total assets of discontinued operations	$963,022

Liabilities
Trade accounts payable	$158,163
Other current liabilities	59,954
Long-term liabilities	68,906
Total liabilities of discontinued operations	$287,023

13. Goodwill and Other Intangible Assets
Total consolidated goodwill as of September 30, 2020 is $1,829,946, net of $506,721 of accumulated impairment loss. The changes in the carrying amount of goodwill during the periods ended September 30, 2020 and December 31, 2019 by reportable segment, as well as other identifiable intangible assets, are summarized as follows:

	Goodwill
	Automotive	Industrial	Total	Other Intangible Assets, Net
Balance as of December 31, 2019	$1,897,495	$396,024	$2,293,519	$1,492,097
Additions (1)	10,528	5,011	15,539	17,069
Amortization	—	—	—	(70,219)
Impairments	(506,721)	—	(506,721)	—
Foreign currency translation	27,932	(323)	27,609	10,499
Balance as of September 30, 2020	$1,429,234	$400,712	$1,829,946	$1,449,446
(1)    Additions include measurement period adjustments related to prior year acquisitions.
The Company reviews its goodwill annually for impairment in the fourth quarter, or sooner if circumstances indicate that the carrying amount may exceed fair value. The Company tests goodwill for impairment at the reporting unit level, which is an operating segment or a level below an operating segment (a component). If there are sustained declines in macroeconomic or business conditions in future periods, including as a result of the COVID-19 pandemic, affecting the projected earnings and cash flows at the Company's reporting units, among other things, there can be no assurance that goodwill at one or more reporting units may not be impaired. Based on the Company's interim impairment assessment as of September 30, 2020, which included reviewing the revenue and operating margin growth forecasts based on the current projections, the Company has determined that it is not more likely than not that the goodwill is impaired for all reporting units.
Due to several factors that coalesced in the second quarter of 2020 the Company performed an interim impairment test as of May 31, 2020 for its European reporting unit and recorded a goodwill impairment charge of $506,721. The factors primarily resulted from the ongoing market volatility and uncertainty caused by the COVID-19 pandemic, which extended into the second quarter and impacted several critical impairment testing assumptions including weighted average cost of capital and market multiples, and near-term revenue and operating margin projections for the reporting unit. During the second quarter, the Company also assessed the finite-lived, identifiable tangible and intangible assets at the European reporting unit for impairment under the undiscounted cash flows approach and concluded there was no impairment.

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
14. Income Taxes
The Company's effective income tax rate was 21.8% for the three months ended September 30, 2020, compared to 25.2% for the same three month period in 2019. The effective income tax rate was 105.4% for the nine months ended September 30, 2020, compared to 25.1% for the same period in 2019. The rate decrease during the third quarter is due primarily to the benefit of statute-related adjustments and income mix shifts. The rate increase for the nine months ended September 30, 2020 is primarily due to a non-deductible goodwill impairment charge and certain transaction and other costs incurred during the period.
15. Earnings Per Share
As more fully discussed in the share-based compensation footnote of the Company’s notes to the consolidated financial statements in its 2019 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. Options to purchase approximately 473 and 2,214 shares of common stock were outstanding but excluded from the computations of diluted earnings per share for the three and nine month period ended September 30, 2020, respectively, compared to approximately 544 and 223 for the three and nine month period ended September 30, 2019, respectively. These options were excluded because their inclusion would have been anti-dilutive.
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
The table below summarizes costs incurred in 2020 associated with the 2019 Cost Savings Plan:

Total
Restructuring costs	$39,009
Remaining costs expected but not yet incurred	3,825
Total costs	$42,834
The 2019 Cost Savings Plan was approved and funded by the Company's corporate office and therefore these costs are not allocated to the Company's segments. The cumulative amount of costs incurred as of September 30, 2020 since inception is $181,789.
The table below summarizes the activity related to the restructuring costs discussed above. As of September 30, 2020, the current portion of the restructuring liability is included in other current liabilities on the condensed consolidated balance sheet.

	Severance and other employee costs	Facility and closure costs	Accelerated operating lease costs	Asset impairments	Total
Liability as of January 1, 2020	$72,192	$6,639	$—	$—	$78,831
Restructuring costs	16,638	9,506	5,890	6,975	39,009
Cash payments	(71,389)	(8,091)	—	—	(79,480)
Non-cash charges	—	—	(5,890)	(6,975)	(12,865)
Translation	85	59	—	—	144
Liability as of September 30, 2020	$17,526	$8,113	$—	$—	$25,639

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
Forward-Looking Statements
Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission (SEC) or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in the future tense and all statements accompanied by words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “would,” “could,” “should,” “position,” “will,” “project,” “intend,” “plan,” “on track,” “anticipate,” “to come,” “may,” “possible,” “assume,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. These forward-looking statements include, without limitation, our expected ability to operate and protect our workforce during the COVID-19 pandemic, our strategies for growing our automotive and industrial businesses, the execution and effect of our cost savings initiatives, our efforts and initiatives to help us emerge from the pandemic well-positioned, our ongoing efforts to maintain compliance and flexibility under our debt covenants, our liquidity position and actions to maximize cash flow to continue to operate during these highly uncertain times and plans for future cost savings.
The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, the extent and duration of the disruption to our business operations caused by the global health crisis associated with the COVID-19 outbreak, including the effects on the financial health of our business partners and customers, on supply chains and our suppliers, on vehicle miles driven as well as other metrics that affect our business, and on access to capital and liquidity provided by the financial and capital markets; the Company’s ability to maintain compliance with its debt covenants; the Company's ability to successfully integrate acquired businesses into the Company and to realize the anticipated synergies and benefits; the Company's ability to successfully divest businesses; the Company's ability to successfully implement its business initiatives in its two business segments; slowing demand for the Company's products; the ability to maintain favorable supplier arrangements and relationships; disruptions in our suppliers' operations, including the impact of COVID-19 on our suppliers as well as our supply chain; changes in national and international legislation or government regulations or policies, including changes to import tariffs, short-term government subsidies, and the unpredictability of such changes and their impact to the Company and its suppliers and customers, data security policies and requirements as well as privacy legislation; changes in general economic conditions, including unemployment, inflation (including the impact of tariffs) or deflation and the United Kingdom's exit from the European Union, commonly known as Brexit, and the unpredictability of the impact following such exit from the European Union; changes in tax policies; volatile exchange rates; volatility in oil prices; significant cost increases, such as rising fuel and freight expenses; the Company's ability to successfully attract and retain employees in the current labor market; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; failure or weakness in our disclosure controls and procedures and internal controls over financial reporting, including as a result of the work from home environment; the uncertainties and costs of litigation; disruptions caused by a failure or breach of the Company's information systems, as well as other risks and uncertainties discussed in the Company's Annual Report on Form 10-K for 2019, the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and Item 1A, Risk Factors, in this report on Form 10-Q (all of which risks may be amplified by the COVID-19 outbreak) and from time to time in the Company's subsequent filings with the SEC.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-K, 10-Q, 8-K and other reports filed with the SEC.

Overview
Genuine Parts Company is a service organization engaged in the global distribution of automotive replacement parts and industrial parts. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. The Company conducts business in North America, Europe and Australasia from approximately 3,600 Company locations. At Genuine Parts Company, our mission is to be a world-class service organization and the employer of choice, supplier of choice, valued customer, good corporate citizen and investment of choice. Our strategic financial objectives are intended to align with our mission and drive value for all our stakeholders. Our strategic financial objectives include: (1) top line revenue growth; (2) improved operating margin; (3) a strong balance sheet and cash flows; and (4) effective capital allocation.
The Company's Automotive Parts Group operated in the U.S., Canada, Mexico, France, the U.K., Germany, Poland, the Netherlands, Belgium, Australia and New Zealand as of September 30, 2020, and accounted for 65% of total revenues for the nine months ended September 30, 2020. Our Industrial Parts Group operated in the U.S., Canada, Mexico, Australia, New Zealand, Indonesia and Singapore. The Industrial Parts Group accounted for 35% of the Company's total revenues for the nine months ended September 30, 2020. As of June 30, 2020, the Company completed the divestiture of its Business Products Group and has accounted for this segment as discontinued operations for the periods presented.
COVID-19 Pandemic
The COVID-19 outbreak, which was declared a pandemic by the World Health Organization (“WHO”) on March 11, 2020, continues to evolve rapidly. Our deepest and sincere thoughts go out to all affected by COVID-19, as well as the dedicated healthcare workers and first responders who are on the front lines for all our citizens.
Overall, our business segments continue to face many uncertainties. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of results for the entire year. The Company's operations are vulnerable to the reduced economic activity caused by the COVID-19 outbreak, which led many governments to put in place temporary social distancing and shelter-in-place mandates in late March and early April. As a result, our business segments experienced slowing sales trends as we entered the second quarter. Sales results sequentially improved throughout the second and third quarter of 2020 as markets reopened and governments eased restrictions.
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
As of September 30, 2020, substantially all operations are open for business. Our supply chain partners have been very supportive, despite strain on the supply chain with respect to labor shortages and certain inventory shortages, delays in order fulfillment and increased backlogs, and they continue to do their part to help our service levels to our customers remain strong. We remain in constant communication with our employees regarding changing conditions and protocol. Based on the length and severity of COVID-19, we may experience continued volatility in customer demand and supply chain disruption. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.
For further information regarding the impact of COVID-19 on the Company, please see “Results of Operations,” “Financial Condition,” “Liquidity and Capital Resources,” “Changes in Internal Control over Financial Reporting,” item 1A, “Risk Factors,” and item 2, “Issuer Repurchase of Equity Securities” in this report, which is incorporated herein by reference.

Key Business Metrics
We consider comparable sales to be a key business metric because management has evaluated its results of operations using this metric and we believe that this key indicator provides additional perspective and insights when analyzing the operating performance of the Company from period to period and trends in its historical operating results. This metric should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented in this report.
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
Results of Operations
Overview
The Company has remained substantially open during the COVID-19 pandemic, which slowed mobility and overall economic activity. Despite the challenges of these unprecedented business conditions, our Automotive Parts Group operated well and reported improved profit margins across all regions during the three months ended September 30, 2020 when compared to the same period in the prior year. Our Industrial Parts Group also improved profit margin this quarter when compared to the same prior year period. The Company improved its total gross margin in the quarter and executed on a number of cost savings initiatives to more effectively leverage our cost structure. As a result of COVID-19 and its negative impact on demand, the Company has experienced and may continue to experience a decrease in volume-based buying incentives. These trends and uncertainties may persist and impact future results.
Sales
Sales for the three months ended September 30, 2020 were $4.4 billion, a 3.4% decrease compared to $4.5 billion in the same period of the prior year period. The decrease in sales is attributable to a 1.8% decline in comparable sales driven primarily by COVID-19 and a 4.2% impact from divestitures. These items were partially offset by a 1.3% benefit from acquisitions and the net impact of favorable foreign currency and other of 1.3%. Sales for the quarter improved sequentially from the second quarter of 2020. Sales for the nine months ended September 30, 2020 were $12.3 billion, a 7.2% decrease compared to $13.2 billion in the same period of the prior year. The decline in sales is due to a 6.5% comparable sales decrease due primarily to decreased demand caused by COVID-19 and a 4.4% impact from divestitures. These items were partially offset by a 3.7% positive impact from acquisitions. The impact of foreign currency and other for the nine months ended September 30, 2020 was flat compared to the prior year period.
Sales for the Automotive Parts Group increased 6.0% for the three months ended September 30, 2020, compared to the same period in the prior year. This group's revenue increase for the three months ended September 30, 2020 consisted of an approximate 2.2% increase in comparable sales driven by strong demand in Australasia and Europe, a 1.6% benefit from acquisitions and the net impact of favorable foreign currency and other of 2.2%. Sales for the quarter improved sequentially from the second quarter of 2020. This group's 1.9% revenue decrease for the nine months ended September 30, 2020 consisted of an approximate 5.1% decrease in comparable sales and a 0.2% impact from the sale of Grupo Auto Todo in March of 2019. These items were partially offset by a 3.3% benefit from acquisitions.
Sales for the Industrial Parts Group decreased 18.6% for the three months ended September 30, 2020, compared to the same period in 2019. The decrease in this group's revenues reflects an approximate 9.2% decrease in comparable sales driven primarily by COVID-19 and related government actions and a 9.9% impact from the sale of EIS, which was sold in the third quarter of 2019. Foreign currency was flat compared to the same period in 2019. These declines were slightly offset by a 0.4% benefit from acquisitions. Sales for the quarter improved sequentially from the second quarter of 2020. This group's 15.9% sales decrease for the nine months ended September 30, 2020 reflects a 9.6% decrease in comparable sales, an 11.0% impact from the sale of EIS and a slight impact from foreign currency. This decrease was partially offset by a 4.9% benefit from acquisitions.

Cost of Goods Sold and Operating Expenses
Cost of goods sold for the three months ended September 30, 2020 was $2.8 billion, a 5.9% decrease from $3.0 billion for the same period in 2019. As a percentage of net sales, cost of goods sold was 65.0% for the three months ended September 30, 2020, compared to 66.7% in the same three month period of 2019. Cost of goods sold for the nine months ended September 30, 2020 was $8.1 billion, an 8.8% decrease from $8.9 billion for the same period in 2019. As a percentage of net sales, cost of goods sold was 65.8% for the nine months ended September 30, 2020, compared to 66.9% in the same nine month period of 2019. The Company’s cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our suppliers to our distribution centers, retail stores and branches, as well as supplier volume incentives and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related supplier volume incentives or pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures, (iv) physical inventory and LIFO adjustments, (v) changes in foreign currency exchange rates, and (vi) the impact of tariffs. The decreases in costs of goods sold for the three and nine month periods ended September 30, 2020 are primarily driven by the sales decreases as discussed above as well as improvements in gross margin. The gross margin improvements primarily reflect the favorable impact of sales mix shifts to higher gross margin operations, positive product mix (especially in the Industrial Parts Group), strategic category management initiatives including pricing and global sourcing actions and the favorable impact of divestitures. These items were partially offset by a decrease in supplier incentives due to lower purchasing volumes. We have reported improved gross margin for 12 quarter over quarter periods.
Total operating expenses decreased to $1.23 billion for the three months ended September 30, 2020 compared to $1.24 billion for the same three month period in 2019 due to the positive impact of the cost actions implemented during 2020. For the nine months ended September 30, 2020, operating expenses totaled $4.0 billion compared to $3.6 billion for the same nine month period in 2019 due primarily to the $506.7 million goodwill impairment charge recognized in the second quarter related to our European reporting unit. As a percentage of net sales, operating expenses increased to 28.1% compared to 27.5% and 32.8% compared to 27.3% in the three and nine month periods ended September 30, 2020, as compared to the same prior year periods, respectively. The increases as a percentage of net sales in the periods are primarily due to loss of leverage caused by declining sales volume as discussed above.
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
In accordance with our $100 million cost savings plan announced in late 2019, we recognized more than $40 million in savings in the third quarter of 2020 driven by transformative reductions in payroll and facility costs. Our permanent expense reductions associated with this plan now total over $110 million for the nine months ended September 30, 2020. We have continued to execute on a number of additional savings initiatives in response to the impact of COVID-19, which have contributed approximately $60 million in incremental, temporary savings in the third quarter related to furloughs, reduced travel and other initiatives.
Segment Profit
Segment profit increased to $391.7 million for the three months ended September 30, 2020, compared to $360.1 million for the same three month period of the prior year, an increase of 8.8%. Segment profit margin was 9.0% compared to 8.0% in the same three month period of 2019. The increase in segment profit margin for the three months ended September 30, 2020 reflects the improvement in gross margin and significant cost savings relative to the prior year. For the nine months ended September 30, 2020, segment profit decreased to $976.1 million compared to $1.0 billion for the same nine month period of the prior year, a decrease of 4.8%. However, segment profit margin increased to 7.9% compared to 7.7% in the same nine month period of 2019, driven by the Company's implementation of its gross margin and cost saving initiatives which have allowed the Company to better leverage expenses.
As more fully discussed in our 2019 Form 10-K, in the fourth quarter of 2019 the Company began to implement certain restructuring actions across its subsidiaries under the 2019 Cost Savings Plan, primarily targeted at simplifying organizational structures and distribution networks. We believe that these actions, coupled with our ongoing focus on driving top line sales growth, gross margin improvement and accelerated cost initiatives in response to COVID-19, will continue to create value for our stakeholders.
The Automotive Parts Group’s segment profit increased 19.6% in the three months ended September 30, 2020 compared to the same period of 2019, and its segment profit margin was 9.0% compared to 8.0% in the same period of the previous year. This improvement in segment profit margin reflects the strong operating results in all regions, driven by improving sales trends and the positive impact of cost actions. For the nine months ended September 30, 2020, the Automotive Parts Group's segment profit decreased approximately 0.5%. However, segment profit margin increased to 7.8% compared to 7.7% in the same nine month period of 2019, reflecting the cost actions, better leveraging of expenses despite lower automotive sales volumes and benefit of government subsidies received primarily in the second quarter.
The Industrial Parts Group's segment profit decreased 8.7% in the three months ended September 30, 2020 compared to the same three month period of 2019, although the segment profit margin for this group increased to 8.9% compared to 7.9% for the same period of the previous year. Segment profit for the Industrial Parts Group decreased 11.8% in the nine months ended September 30, 2020 compared to the same nine month period of 2019, however the segment profit margin for this group improved to 8.2% compared to 7.8% for the same period of the previous year. The improved segment profit margins for both periods primarily reflects the growing efficiencies and gross margin improvements in the Industrial Parts Group's operating structure and the accretive benefit of the sale of EIS.
Goodwill Impairment
Due to several factors that coalesced in the second quarter of 2020 we performed an interim impairment test as of May 31, 2020 for our European reporting unit and recorded a goodwill impairment charge of $506.7 million. These factors primarily resulted from the ongoing market volatility and uncertainty caused by the COVID-19 pandemic, which extended into the second quarter and impacted several critical impairment testing assumptions including weighted average cost of capital and market multiples, and near-term revenue and operating margin projections for the reporting unit. Refer to the goodwill and other intangible assets footnote within the notes to the condensed consolidated financial statements for additional information. If there are sustained declines in macroeconomic or business conditions in future periods, including as a result of the continued COVID-19 pandemic, affecting the projected earnings and cash flows at our reporting units, among other things, there can be no assurance that goodwill at one or more reporting units may not be impaired. As of September 30, 2020, we determined that there were no indicators that goodwill was impaired at any of our reporting units.
Income Taxes
The Company's effective income tax rate was 21.8% for the three months ended September 30, 2020, compared to 25.2% for the same three month period in 2019. The effective income tax rate was 105.4% for the nine months ended September 30, 2020, compared to 25.1% for the same period in 2019. The rate decrease during the third quarter is due primarily to the benefit of statute-related adjustments and income mix shifts. The rate increase for the nine months ended September 30, 2020 is primarily due to a non-deductible goodwill impairment charge and certain transaction and other costs incurred during the period.
Net (Loss) Income from Continuing Operations
For the three months ended September 30, 2020, the Company recorded consolidated net income from continuing operations of $232.9 million, an increase of 9.7% compared to consolidated net income from continuing operations of $212.3 million in the same three month period of the prior year. On a per share diluted basis, net income from continuing operations was $1.61, an increase of 11.0% compared to $1.45 for the same three month period of 2019. For the nine months ended September 30, 2020, the Company recorded consolidated net loss from continuing operations of $8.2 million, a decrease of 101.5% compared to consolidated net income from continuing operations of $567.5 million in the same nine month period of the prior year. On a per share diluted basis, net loss from continuing operations was $0.06, a decrease of 101.6% compared to net income from continuing operations of $3.87 in the same nine month period of 2019. The decrease in net income from continuing operations for the nine months ended September 30, 2020 was primarily driven by the second quarter goodwill impairment charge of $506.7 million, as well as reduced sales volumes due to COVID-19.
During the three and nine months ended September 30, 2020, the Company incurred $11.3 million and $565.0 million, respectively, of adjustments. These adjustments include a second quarter goodwill impairment charge of $506.7 million related to our European reporting unit and also represents restructuring costs, realized currency losses and transaction and other costs and income. Transaction and other costs primarily include incremental costs associated with certain divestitures and COVID-19, slightly offset by income from the SPR Fire insurance proceeds. Refer to the acquisitions, divestitures and discontinued operations footnote and commitments and contingencies footnote in the notes to the condensed consolidated financial statements for more information.
For the three months ended September 30, 2020, before the impact of restructuring and transaction and other costs, the Company's adjusted net income from continuing operations was $236.8 million, an increase of 16.1% compared to adjusted net income from continuing operations of $203.8 million in the same three month period of the prior year. On a per share basis, adjusted net income from continuing operations was $1.63 for the three months ended September 30, 2020, an increase of 17.3% compared to $1.39 for the same three month period of 2019. For the nine months ended September 30, 2020, before the impact of adjustments related to goodwill impairment, realized currency losses, restructuring, transaction and other costs and insurance proceeds related to the SPR fire, adjusted net income from continuing operations was $544.1 million, a decrease of 8.0% compared to the same nine month period of 2019. On a per share diluted basis, adjusted net income from continuing operations was $3.76 for the nine months ended September 30, 2020, a decrease of 6.7% compared to $4.03 for the same nine month period of the prior year. Each of adjusted net (loss) income from continuing operations and adjusted diluted net (loss) income from continuing operations per common share is a non-GAAP measure (see table below for reconciliations to the most directly comparable GAAP measures).
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
GAAP net income (loss) from continuing operations	$232,918	$212,256	$(8,237)	$567,459

Adjustments:
Goodwill impairment charge (1)	—	—	506,721	—
Restructuring costs (2)	10,968	—	39,009	—
Realized currency loss (3)	—	7,664	11,356	34,701
Gain on insurance proceeds related to SPR Fire (4)	—	—	(13,448)	—
Gain in equity investment (5)	—	(38,663)	—	(38,663)
Transaction and other costs (6)	288	18,586	21,392	28,771
Total adjustments	11,256	(12,413)	565,030	24,809
Tax impact of adjustments	(7,423)	4,000	(12,733)	(1,140)
Adjusted net income from continuing operations	$236,751	$203,843	$544,060	$591,128

The table below represent amounts per common share assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
GAAP net income (loss) from continuing operations	$1.61	$1.45	$(0.06)	$3.87

Adjustments:
Goodwill impairment charge (1)	—	—	3.51	—
Restructuring costs (2)	0.07	—	0.26	—
Realized currency loss (3)	—	0.05	0.08	0.24
Gain on insurance proceeds related to SPR Fire (4)	—	—	(0.09)	—
Gain in equity investment (5)	—	(0.26)	—	(0.26)
Transaction and other costs (6)	—	0.12	0.15	0.19
Total adjustments	0.07	(0.09)	3.91	0.17
Tax impact of adjustments	(0.05)	0.03	(0.09)	(0.01)
Adjusted diluted net income from continuing operations per common share	$1.63	$1.39	$3.76	$4.03
Weighted average common shares outstanding – assuming dilution	145,035	146,189	144,528	146,529
The table below clarifies where the adjusted items are presented in the condensed consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Line item:
Cost of goods sold	$604	$4,521	$13,495	$7,481
Selling, administrative and other expenses	—	15,879	8,213	23,103
Goodwill impairment charge	—	—	506,721	—
Restructuring costs	10,968	—	39,009	—
Non-operating (income): Other	(316)	(32,813)	(2,408)	(5,775)
Total adjustments	$11,256	$(12,413)	$565,030	$24,809
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
(6) Adjustment includes $8.5 million of incremental costs associated with COVID-19 for the nine months ended September 30, 2020 and costs associated with certain divestitures. COVID-19 related costs include incremental costs incurred relating to fees to cancel marketing events and increased cleaning and sanitization materials, among other things. For the three and nine months ended September 30, 2019, adjustments also include transaction and other costs related to acquisitions and divestitures.

Financial Condition
The Company’s cash balance of $900.1 million at September 30, 2020 increased $623.1 million, or 225.0%, from December 31, 2019. For the nine months ended September 30, 2020, the Company had net cash provided by operating activities of $1.4 billion, net cash provided by investing activities of $0.2 billion and net cash used in financing activities of $1.0 billion. The cash provided by operating activities was primarily driven by entry into the A/R Sales Agreement to sell receivables, which provided a $500 million benefit to operating cash flows, and the effective management of our working capital. Refer to the accounts receivable sales agreement footnote in the notes to the condensed consolidated financial statements for more information. The investing activities consisted primarily of $394.4 million proceeds from the divestiture of the Business Products Group and the sale of property, plant and equipment, slightly offset by $105.4 million for capital expenditures and $59.1 million for acquisitions and other investing activities. The financing activities consisted primarily of $577.4 million net payments on debt, $339.3 million for dividends paid to the Company’s shareholders and $95.7 million paid for share repurchases.
Accounts receivable decreased $488.0 million, or 20.0%, from December 31, 2019 primarily due to entering into the A/R Sales Agreement. Inventory decreased $24.5 million, or 0.7%, due to ongoing inventory management initiatives and accounts payable increased $82.3 million, or 2.1% from December 31, 2019 partly due to extended payment terms with certain suppliers. Total debt of $2.9 billion at September 30, 2020 decreased $0.5 billion, or 15.2%, from December 31, 2019 primarily due to a reduction in the amounts outstanding on our revolving credit facility.
We continue to negotiate extended payment dates with our suppliers. Our current payment terms with the majority of our suppliers range from 30 to 360 days. Several global financial institutions offer voluntary supply chain finance ("SCF") programs which enable our suppliers (generally those that grant extended terms), at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that takes advantage of our credit rating and may be beneficial to them. The SCF program is primarily available to suppliers of goods and services included in cost of goods sold in our condensed consolidated statements of comprehensive income. The Company and our suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and they issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. In turn, we direct payment to the financial institutions, rather than the suppliers, for the invoices sold to the financial institutions. No guarantees are provided by the Company or any of our subsidiaries on third-party performance under the SCF program; however, the Company guarantees the payment by our subsidiaries to the financial institutions participating in the SCF program for the applicable invoices. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable in our condensed consolidated balance sheets. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our condensed consolidated statement of cash flows. We have been informed by the financial institutions that as of September 30, 2020 and December 31, 2019, suppliers elected to sell $1.8 billion and $1.8 billion, respectively, of our outstanding payment obligations to the financial institutions. The amount settled through the SCF program was $1.9 billion for the nine months ended September 30, 2020.
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
We believe that we have sufficient liquidity to manage through the current market disruption caused by COVID-19. We ended the quarter with $2.8 billion of total liquidity (comprising $1.9 billion availability on the revolving credit facility and $0.9 billion of cash and cash equivalents). From time to time, the Company may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk. The Company currently believes that the existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
On February 18, 2020, the Company announced a 4% increase in the regular quarterly cash dividend for 2020. The Board of Directors increased the cash dividend payable to an annual rate of $3.16 per share compared with the previous dividend of $3.05 per share. GPC has paid a cash dividend every year since going public in 1948, and 2020 marks the 64th consecutive year of increased dividends paid to shareholders. At this time, we expect to continue to pay dividends in the ordinary course.

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
In addition, we qualify and are taking advantage of certain employer payroll tax credits and the deferral of certain tax payments that are allowed under the U.S. Coronavirus Aid, Relief, and Economic Security Act.
Although we expect our borrowing costs to increase in the near term as a result of credit market disruptions caused by the COVID-19 pandemic, we expect to be able to continue to borrow funds at reasonable rates over the long term. At September 30, 2020, the Company's total average cost of debt was 2.95%, and the Company remained in compliance with all covenants connected with its borrowings, such covenants include, among others, a financial covenant to maintain a certain leverage ratio of consolidated debt to consolidated Adjusted EBITDA under our credit facility.
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
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during the Company’s last quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of COVID-19, certain members of our workforce shifted to a primarily work from home environment beginning in March 2020. We took precautionary actions to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

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
We may further restrict the operations of our various distribution centers, branches or store facilities in both of our segments if we deem such action necessary or appropriate or if recommended or mandated by local government authorities. Additionally, we may incur significant incremental costs to ensure we meet the needs of our customers and our employees, including additional cleanings of our stores and other facilities. Also, if we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate or appropriate for a particular region or the Company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future. These items could have a further material impact on our sales and profits and could lead to significantly higher losses on outstanding customer receivables, guaranteed loans and asset impairment charges, among other things.
The COVID-19 pandemic has resulted in work and travel restrictions and delays, which have been expanded throughout the continued progression of the pandemic. These restrictions and delays have impacted and may continue to impact suppliers and manufacturers of certain of our products. This may make it difficult for our suppliers to source and manufacture products in, and to export our products from, affected areas. As a result, we may continue to face delays or difficulty sourcing certain products. These supply chain disruptions, as well as associated labor shortages within the supply chain, could cause inventory shortages, delays in order fulfillment and increased backlogs, and we may be unable to meet our customers’ expectations and requirements as result, which could negatively affect our business and financial results. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.

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
There is uncertainty surrounding potential legal, regulatory and policy changes by a new presidential administration in the United States that may directly affect the Company and the global economy.
The Company faces regulatory and tax uncertainties on account of the upcoming 2020 U.S. presidential election. The nature, timing and economic and political effects of any potential change to the current legal and regulatory framework affecting the Company remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and have an adverse impact on our business, financial condition, results of operations and growth prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the Company’s purchases of shares of the Company’s common stock during the three months ended September 30, 2020:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2020 through July 31, 2020	4,611	$90.15	—	14,484,676
August 1, 2020 through August 31, 2020	55,308	$95.03	—	14,484,676
September 1, 2020 through September 31, 2020	120,441	$100.43	—	14,484,676
Totals	180,360	$98.51	—	14,484,676
(1)Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15.0 million shares. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 14.5 million shares authorized remain available to be repurchased by the Company. There were no other repurchase plans announced as of September 30, 2020 and the Company has temporarily suspended all future share repurchases under the repurchase plan until there is greater visibility into the macro environment in light of COVID-19.

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

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from this Annual Report on Form 10-Q for the period ended September 30, 2020 formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: October 22, 2020	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)