Form 10-K
period 2020-12-31
GENUINE PARTS CO
filed 2021-02-19
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $12.2 billion based on the closing sale price as reported on the New York Stock Exchange.
There were 144,404,012 shares of the Company's common stock outstanding as of February 15, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2021 are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.    BUSINESS.
Genuine Parts Company, a Georgia corporation incorporated on May 7, 1928, is a leading service organization engaged in the distribution of automotive and industrial replacement parts, each described in more detail below. In 2020, business was conducted from more than 10,000 locations throughout North America, Europe, Australia and New Zealand ("Australasia") via an offering of best in class operating and distribution efficiencies, industry leading coverage of consumable/replacement parts, outstanding just-in-time service and enhanced technology solutions.
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
In Part III of this Form 10-K, we incorporate certain information by reference to our proxy statement for our 2021 annual meeting of shareholders. We expect to file that proxy statement with the SEC on or about March 2, 2021, and we will make it available online at the same time at http://www.proxydocs.com/gpc. Please refer to the proxy statement for the information incorporated by reference into Part III of this Form 10-K when it is available.
BUSINESS PRODUCTS GROUP
We previously reported the results of our Business Products Group as a segment. The Business Products Group was engaged in the wholesale distribution of a broad line of office and other business-related products through a diverse customer base of resellers for use in businesses, schools, offices, and other institutions. Business products fall into the general categories of office furniture, technology products, general office, school supplies, cleaning, janitorial and break room supplies, safety and security items, healthcare products and disposable food service products. As further described in the acquisitions, divestitures and discontinued operations footnote in the Notes to Consolidated Financial Statements, effective June 30, 2020, the Company completed the divestiture of its Business Products Group by selling Supply Source Enterprises, Inc. ("SSE") and S.P. Richards Company ("SPR") in separate transactions. The results of operations, financial position and cash flows for the Business Products Group are reported as discontinued operations for all periods presented. The Company maintains an immaterial investment in SPR, which is included within other assets on the consolidated balance sheet. As a result of the reclassification of the Business Products Group business to discontinued operations, we now have two segments: the Automotive Parts Group and the Industrial Parts Group. Our description and discussion within this "Item 1. Business" reflect the continuing operations, unless otherwise noted. Our segments are further detailed in the segment data footnote in the Notes to Consolidated Financial Statements.
AUTOMOTIVE PARTS GROUP
The Automotive Parts Group distributes automotive parts and accessory items in North America, Europe and Australasia. The Automotive Parts Group offers complete inventory, cataloging, marketing, training and other programs to the automotive aftermarket in each of these regions to distinguish itself from the competition. To complement its competitiveness in the automotive aftermarket, this Group includes select investments in digital/e-commerce businesses across our operations.
During 2020, the Company’s Automotive Parts Group included National Automotive Parts Association ("NAPA") automotive parts distribution centers and automotive parts stores (“auto parts stores” or “NAPA AUTO PARTS stores”) owned and operated in the United States ("U.S.") by the Company and its U.S. Automotive Group; NAPA and Traction automotive parts distribution centers and auto parts stores in the U.S. and Canada owned and operated by the Company and NAPA Canada/UAP Inc. (“NAPA Canada/UAP”), a wholly-owned subsidiary of the Company; auto parts stores and distribution centers in the U.S. operated by corporations in which the Company owned either a noncontrolling or controlling interest; auto parts stores in Canada operated by corporations in which NAPA Canada/UAP owns a 50% interest; Repco and other automotive parts distribution centers, branches and auto parts stores in Australasia owned and operated by GPC Asia Pacific, a wholly-owned subsidiary of the Company; automotive parts distribution centers and auto parts stores in Europe, owned and operated by Alliance Automotive Group (“AAG”), a wholly-owned subsidiary of the Company.

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
The Company's automotive parts network was expanded in 2020 via the acquisition of various store groups and automotive operations in North America, Europe and Australasia.
Distribution System.    In 2020, the Company's U.S. Automotive Group operated 52 domestic NAPA automotive parts distribution centers located in 37 states and approximately 1,190 domestic company-owned NAPA AUTO PARTS stores located in 46 states. The U.S. Automotive Group is supported by several operations that are integral to the NAPA supply chain. In addition, this Group operates two TW Distribution heavy duty parts distribution centers which serve 22 company-owned Traction Heavy Duty parts stores located in eight states.
At December 31, 2020, the Company had either a noncontrolling, controlling (less than 100% owned) or other interest in seven corporations, which operated approximately 268 auto parts stores in 12 states. The Company’s domestic automotive operations have access to approximately 565,000 different parts and related supply items. These items are purchased from hundreds of different suppliers, with approximately 48% of 2020 automotive parts inventories purchased from 10 major suppliers. Since 1931, the Company's domestic operations have had return privileges with most of its suppliers, which have protected the Company from inventory obsolescence.
The Company’s domestic distribution centers serve the company-owned NAPA AUTO PARTS stores and approximately 4,700 independently-owned NAPA AUTO PARTS stores located throughout the U.S. NAPA AUTO PARTS stores, in turn, sell to a wide variety of customers in the automotive aftermarket. Collectively, sales to these independent automotive parts stores account for approximately 60% of the Company’s total U.S. Automotive sales and 22% of the Company’s total sales.
NAPA Canada/UAP, founded in 1926, is a leader in the distribution and marketing of replacement parts and accessories for automobiles and trucks and is also a significant supplier to the mining and forestry industries in Canada. NAPA Canada/UAP operates a network of eight NAPA automotive parts distribution centers, four heavy duty parts distribution centers, one fabrication/remanufacturing facility and one Altrom distribution center supplying 573 NAPA stores, 122 Traction wholesalers and 24 Altrom branches. The NAPA stores and Traction wholesalers in Canada include 198 company-owned stores, 13 joint ventures and 21 progressive owners in which NAPA Canada/UAP owns a 50% interest and 463 independently owned stores. NAPA and Traction operations supply bannered installers and independent installers in all provinces of Canada, as well as networks of service stations and repair shops operating under the banners of national accounts. NAPA Canada/UAP is a licensee of the NAPA® name in Canada.
In Australia and New Zealand, GPC Asia Pacific, originally established in 1922, is a leading distributor of automotive replacement parts and accessories. GPC Asia Pacific operates 12 distribution centers, 406 auto parts stores under the Repco banner, 112 auto parts stores under NAPA, Ashdown Ingram and other banners, and 18 locations associated with AMX/McLeod.
AAG, founded in 1989, is a leading European distributor of vehicle parts, tools, and workshop equipment with its primary operations in six countries in Europe. In France, AAG operates 17 distribution centers and serves 1,083 stores, of which 253 are company-owned, under the banners GROUPAUTO France, Precisium Group, Partner's, and GEF Auto. In the United Kingdom ("U.K."), AAG operates 34 distribution centers and serves 818 stores, of which 220 are company-owned, under the banners GROUPAUTO UK & Ireland and UAN. In Germany, AAG operates 11 distribution centers and 59 company-owned stores under the banner Alliance Automotive Group Germany. In Poland, AAG serves 210 affiliated outlets under the banner GROUPAUTO Polska. In the Netherlands and Belgium, AAG operates under the banner Alliance Automotive Group Benelux through a network of one national distribution center, 6 regional warehouses and 215 stores, of which 153 are company owned.
Products.    The Company’s automotive distribution network provides access to hundreds of thousands of different parts and related supply items. Each item is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers. The majority of orders are filled and shipped the same day they are received. The Company does not manufacture any of the products it distributes. The majority of products are distributed in North America under the NAPA® name, a mark licensed to the Company by NAPA, which is important to the sales and marketing of these products. Traction sales also include products distributed under the HD Plus name, a proprietary line of automotive parts for the heavy duty truck market. In Australasia and Europe, products are distributed under several brand names, including many of the national brands, as well as the NAPA® name.

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
NAPA.    The Company is the sole member of the National Automotive Parts Association, LLC a voluntary association formed in 1925 to promote the distribution of automotive parts for its members. NAPA, which neither buys nor sells automotive parts, functions as a trade association whose sole member in 2020 owned and operated 52 distribution centers located throughout the U.S. NAPA develops marketing concepts and programs that may be used by its members which, at December 31, 2020, includes only the Company. It is not involved in the chain of distribution.
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
INDUSTRIAL PARTS GROUP
The Industrial Parts Group operates in both North America and Australasia. Motion Industries, Inc. (“Motion”), a wholly-owned subsidiary of the Company headquartered in Birmingham, Alabama, operates in North America. Motion Asia Pacific, which was rebranded from the Inenco Group ("Inenco"), also a wholly-owned subsidiary of the Company headquartered in Sydney, Australia, operates across Australasia.
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
In 2020, Motion served approximately 170,000 customers in all types of industries located throughout North America, including the equipment and machinery, food and beverage, forest products, primary metals, pulp and paper, mining, automotive, oil and gas, petrochemical and pharmaceutical industries; as well as strategically targeted specialty industries such as power generation, alternative energy, government, transportation, ports, and others. Motion services all manufacturing and processing industries with access to a database of 10.4 million parts. Additionally, Motion provides U.S. government agencies access to approximately 20,500 products and replacement parts through a Government Services Administration (“GSA”) schedule.
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
Distribution System.    In North America, the Industrial Parts Group stocks and distributes more than 155,000 different items purchased from more than 750 different suppliers. Its service centers provide hydraulic, hose and mechanical repairs for customers. Approximately 50% of total industrial product purchases in 2020 were made from 11 major suppliers. Sales are generated from the Industrial Parts Group’s facilities located in 49 states, Puerto Rico and nine provinces in Canada and Mexico.
In Australasia, the Industrial Parts Group operated a network of distribution centers and branches across Australia, New Zealand, Indonesia and Singapore as of December 31, 2020.
Most branches have warehouse facilities that stock significant amounts of inventory representative of the products used by customers in the respective market areas served.
Products.    The Industrial Parts Group distributes a wide variety of parts and products to its customers, which are primarily industrial companies. Products include such items as hoses, belts, bearings, pulleys, pumps, valves, chains, gears, sprockets, speed reducers, electric motors, industrial supplies, assembly tools, test equipment, adhesives and chemicals. Motion also offers systems and automation products that support sophisticated motion control and process automation for full systems integration of plant equipment. The nature of Motion's business demands the maintenance of adequate inventories and the ability to promptly meet demanding delivery requirements. Virtually all of the products distributed are installed by the customer or used in plant and facility maintenance activities. Most orders are filled immediately from existing stock and deliveries are normally made within 24 hours of receipt of order. The majority of all sales are on open account. Motion has ongoing purchase agreements with many of its national account customers which, collectively, represent approximately 45% of the annual sales volume.
Supply Agreements.    Non-exclusive distributor agreements are in effect with most of the Industrial Parts Group’s suppliers. The terms of these agreements vary; however, it has been the experience of the Industrial Parts Group that the custom of the trade is to treat such agreements as continuing until breached by one party or until terminated by mutual consent.
Competition.    The industrial parts distribution business is highly competitive and fragmented. The Industrial Parts Group competes with other distributors specializing in the distribution of such items, general line distributors and others who provide similar services. To a lesser extent, the Industrial Parts Group competes with manufacturers that sell directly to the customer and with various industrial eCommerce sites. The Industrial Parts Group competes primarily on the breadth of product offerings, service and price. Further information regarding competition in the industry is set forth in “Item 1A. Risk Factors — We face substantial competition in the industries in which we do business.”
HUMAN CAPITAL MANAGEMENT
The Company’s key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, the Company’s human resources programs are designed to CONNECT prospective and current talent to opportunities at the Company, ENGAGE current employees through an inclusive and diverse culture with an emphasis internally and throughout the community, and help employees to GROW for future opportunities within the organization.
Employee Retention and Professional Development
As of December 31, 2020, the Company employed approximately 50,000 people worldwide and operated within 14 countries. We take pride in our employees and are committed to helping our employees improve their physical, emotional and financial well-being. Our well-being programs include an online platform that offers an interactive way to accomplish personal and financial goals and a rewards platform for completing Company sponsored competitions and well-being activities.
The Company periodically conducts a global Engagement Survey ("the Engagement Survey") as a means of measuring employee engagement and satisfaction, as well as a tool for improving our human capital strategies. Our management reviews the results and based on the responses we have built action plans to focus on areas of improvement. We are pleased to report that the 2020 Engagement Survey results were overall favorable and have shown that our employees are proud to work for the Company. The results of the 2020 Engagement Survey and future surveys help us to continuously improve our human capital strategies and find ways to foster engagement and growth for our employees.
In addition, to empower employees to continually enhance their skills and reach their maximum potential, we provide a range of development programs, resources, and opportunities to help them be successful. Many are facilitated locally by each business with core leadership development at the Corporate level. One of our more significant programs is focused on high potential employees from all businesses globally. This program is a combination of in-person and virtual coursework and training with the intent to become fully immersed in the operations of our business and developing strategies and improvements cross-functionally. The Company also offers various internship and rotational programs. Our internship and rotational programs allow employees to see different operations of our business while also building strong relationships throughout the Company. Additionally, we offer various on-demand and live training courses to help our employees achieve their professional and personal goals. We believe these programs demonstrate the Company’s ongoing commitment of developing our future leaders.
Diversity and Inclusion
Our culture is strengthened by our core values, which includes a steadfast commitment to diversity and inclusion. As part of our investment in our people, we make diversity and inclusion a priority. Our goal is to create a culture where we value, respect, and provide fair treatment and equal opportunities for all employees.
In addition, the Company has created a Diversity and Inclusion Committee, led by senior leadership and representatives from each business unit to ensure accountabilities exist to advance new initiatives and causes directed at leveling the playing field for all concerned. Our commitment includes supporting organizations that advance the interests of impacted individuals as well as supporting our communities in need. In the year ended December 31, 2020, our senior leaders also participated in training and discussions around the creation of an inclusive workplace. Employees at all levels across the organization are also participating in trainings to gain a better understanding of unconscious bias and its impact on the business. Our efforts are also directed internally where we encourage the exchange of ideas, actively listen to employee dialogue, provide appropriate training, and ensure that the interests of all our employees are supported and advanced. Overall, the Company seeks to create an environment where there is a sense of belonging and all voices are valued.
Please refer to the Company's 2020 Sustainability Report and Human Rights Policy, which can be found on the Company's investor relations website, for further information on human capital management.

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

STRATEGIC AND OPERATIONAL RISKS
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
The extent to which the COVID-19 pandemic impacts the Company will depend on numerous factors and future developments that we cannot predict, including the severity of the virus; the occurrence of additional waves or spikes in infection rates; the duration of the outbreak; governmental, business or other actions taken in response to the pandemic and the efficacy of these actions, including partial or complete shut downs, travel restrictions, and stay-at-home orders among other actions; the effectiveness and distribution of COVID-19 vaccines; and impacts on our supply chain, our ability to keep operating locations open, and on customer demand.
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
With respect to our automotive group, the primary factors are:
•the number of miles vehicles are driven annually, as higher vehicle mileage increases the need for maintenance and repair;
•the number of vehicles in the automotive fleet, a function of new vehicle sales and vehicle scrappage rates, as a steady or growing total vehicle population supports the continued demand for maintenance and repair;
•the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranty or maintenance offered on new vehicles;
•the number of vehicles in current service that are six years old and older, as these vehicles are typically no longer under the original vehicle manufacturers’ warranty and will need more maintenance and repair than newer vehicles;
•the addition of electric vehicles, hybrid vehicles, ride sharing services, alternative transportation means and autonomously driven vehicles and future legislation related thereto;
•gas prices, as increases in gas prices may deter consumers from using their vehicles;
•changes in travel patterns, which may cause consumers to rely more on other transportation;
•restrictions on access to diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation, as consumers may be forced to have all diagnostic work, repairs and maintenance performed by the vehicle manufacturers’ dealer networks; and
•the economy generally, which in declining conditions may cause consumers to defer vehicle maintenance and repair and defer discretionary spending.
With respect to our industrial parts group, the primary factors are:
•the level of industrial production and manufacturing capacity utilization, as these indices reflect the need for industrial replacement parts;
•changes in manufacturing reflected in the level of the Institute for Supply Management’s Purchasing Managers Index, as an index reading of 50 or more implies an expanding manufacturing economy, while a reading below 50 implies a contracting manufacturing economy;
•the consolidation of certain of our manufacturing customers and the trend of manufacturing operations being moved overseas, which subsequently reduces demand for our products;
•changes in legislation or government regulations or policies which could impact international trade among our multi-national customer base and cause reduced demand for our products; and
•the economy in general, which in declining conditions may cause reduced demand for industrial output.
We depend on our relationships with our suppliers, and a disruption of these relationships or of our suppliers’ operations could harm our business.
As a distributor of automotive and industrial parts, our business depends on developing and maintaining close and productive relationships with our suppliers. We depend on our suppliers to sell us quality products at favorable prices. A variety of factors, many outside our control, affect our suppliers' ability to deliver quality merchandise to us at favorable prices and in a timely manner. These include, raw material shortages, inadequate manufacturing capacity, labor strikes, shortages and disputes anywhere within the supply and distribution chain delivering products to us, tariff and customs legislation and enforcement, transportation disruptions, tax and other legislative uncertainties, pandemics (including the current COVID-19 pandemic) and/or weather conditions. Since the beginning of the COVID-19 pandemic, we have experienced supply chain disruptions, particularly with regard to labor shortages in the U.S. and inventory sourced from China. These disruptions have not had a material impact on our business to date, but we cannot provide any assurance that these or new supply chain disruptions will not materially or adversely impact our business, financial condition and results of operations in the future
Furthermore, financial or operational difficulties at a particular supplier could cause that supplier to increase the cost, or decrease the quality, of the products we purchase. Supplier consolidation could also limit the number of suppliers from which we may purchase products and could materially affect the prices we pay for these products. In addition, we would suffer an adverse impact if our suppliers limit or cancel the return privileges that currently protect us from inventory obsolescence.

We face substantial competition in the industries in which we do business.
The sale of automotive and industrial parts is highly competitive and impacted by many factors, including name recognition, product availability, customer service, changing customer preferences, store location, and pricing pressures. Because we seek to offer competitive prices, we may be forced to reduce our prices if our competitors reduce their prices, which could result in a material decline in our revenues and earnings. Increased competition among distributors of automotive and industrial parts, including increased availability among digital and e-commerce providers across the markets in which we do business, could cause a material adverse effect on our results of operations. The Company anticipates no decline in competition in any of its business segments in the foreseeable future.
In particular, the market for replacement automotive parts is highly competitive and subjects us to a wide variety of competitors. We compete primarily with national, international and regional auto parts chains, independently owned regional and local automotive parts and accessories stores, automobile dealers that supply manufacturer replacement parts and accessories, mass merchandisers, internet providers and wholesale clubs that sell automotive products, and regional and local full service automotive repair shops, both new and established.
Furthermore, the automotive aftermarket industry continues to experience consolidation. Consolidation among our competitors could further enhance their financial position, provide them with the ability to offer more competitive prices to customers for whom we compete, and allow them to achieve increased efficiencies in their consolidated operations that enable them to more effectively compete for customers. If we are unable to continue to develop successful competitive strategies or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.
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
Despite our implementation of various security measures, our IT systems and operations could be subject to damage or interruption from computer viruses, natural disasters, unauthorized physical or electronic access, power outages, telecommunications failure, computer system or network failures, wire transfer failure, employee error/malfeasance, cyber-attacks, security breaches, and other similar disruptions. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of IT systems change frequently and have the potential to not be recognized until such attacks are launched or have been in place for a period of time. Maintaining, operating, and protecting these systems and related personal information about our employees, customers and suppliers requires continuous investments in physical and technological security measures, employee training, and third-party services which we have made and will continue to make. A cyber-attack or security breach could result in, among other things, sensitive and confidential data being lost, manipulated or exposed to unauthorized persons or to the public or delay our ability to process customer orders and manage inventory. While we also seek to obtain assurances from third parties with whom we interact to protect confidential information, there are risks that the confidentiality or accessibility of data held or utilized by such third parties may be compromised.
A serious prolonged disruption of our information systems for any of the above reasons could materially impair fundamental business processes and increase expenses, decrease sales or otherwise impact earnings and cash flows. Furthermore, such a disruption may harm our reputation and business prospects and subject us to legal claims if there is loss, disclosure or misappropriation of or access to our customers, employees or suppliers' information. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, compliance with these requirements could also result in significant additional costs. As threats related to cybersecurity breaches grow more sophisticated and frequent, it may become more difficult to timely detect and protect our data and infrastructure.
We may not be able to successfully implement our business initiatives in each of our business segments to grow our sales and earnings, which could adversely affect our business, financial condition, results of operations and cash flows.
We have implemented numerous initiatives in each of our business segments to grow sales and earnings, including the introduction of new and expanded product lines, strategic acquisitions, geographic expansion (including through acquisitions), sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives. If we are unable to implement these initiatives efficiently and effectively, or if these initiatives are unsuccessful, our business, financial condition, results of operations and cash flows could be adversely affected.
Successful implementation of these initiatives also depends on factors specific to the automotive parts and industrial parts industries and numerous other factors that may be beyond our control. In addition to the other risk factors contained in this “Item 1A. Risk Factors,” adverse changes in the following factors could undermine our business initiatives and have a material adverse effect on our business, financial condition, results of operations and cash flows:

•the competitive environment in our end markets may force us to reduce prices below our desired pricing level or to increase promotional spending;
•our ability to anticipate changes in consumer preferences and to meet customers’ needs for our products in a timely manner;
•our ability to successfully enter new markets, including by successfully identifying and acquiring suitable acquisition targets in these new markets;
•our ability to effectively manage our costs;
•our ability to continue to grow through acquisitions and successfully integrate acquired businesses in our existing operations, including in particular the challenges associated with the integration of foreign operations to ensure the adequacy of internal controls;
•our ability to identify and successfully implement appropriate technological, digital and e-commerce solutions;
•the rate of adoption of electric vehicles, hybrid vehicles, ride sharing services, alternative transportation means and autonomously driven vehicles and future legislation related thereto;
•the occurrence of unusually severe weather events, which can disrupt our operations (forcing temporary closure of retail and distribution centers, prohibiting shipment of inventory and products) and negatively impact our results in the affected geographies;
•the occurrence of political unrest and strikes, which can disrupt our operations and negatively impact our results in the affected geographies;
•volatility in oil prices, which could have a negative impact on the global economy and the economy of each of the nations in which we operate, in particular;
•the adequacy of our disclosure controls and procedures and internal controls over financial reporting; and
•the economy of each of the nations in which we operate in general, including the monetary policies of the Federal Reserve, which are influenced by various factors, including inflation, unemployment and short-term and long-term changes in the international trade balance and the fiscal policies of the U.S. government.
We recognize the growing demand for business-to-business and business-to-customer e-commerce options and solutions, and we could lose business if we fail to provide the e-commerce options and solutions our customers wish to use.
Our retail and business customers increasingly demand convenient, easy-to-use e-commerce tools as an option to conduct their business with us. The success of our e-commerce platform depends on our ability to accurately identify the products to make available through our e-commerce platform, and to provide and maintain an efficient online experience with the highest level of data security for our customers. Operating an e-commerce platform is a complex undertaking and exposes us to risks and difficulties frequently experienced by internet-based businesses, included risks related to, among other things, our ability to support, expand, and develop our internet operations, website, mobile applications and software and related operational systems. Continuing to improve our e-commerce platform involves substantial investment of capital and resources, increasing supply chain and distribution capabilities, attracting, developing and retaining qualified personnel with relevant subject matter expertise and effectively managing and improving the customer experience. If we are unable to successfully provide the e-commerce solutions our retail and business customers desire, we may lose existing customers and fail to attract new ones. Our business, financial condition, results of operations and cash flows may be materially and adversely affected as a result.
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
We regularly consider and enter into strategic transactions, including mergers, acquisitions, investments, alliances, and other growth and market expansion strategies, with the expectation that these transactions will result in increases in sales, cost savings, synergies and various other benefits. Assessing the viability and realizing the benefits of these transactions is subject to significant uncertainty, and we face significant competition in pursuing strategically beneficially transactions. Pursuing strategic transactions is also a time-consuming process that can involve significant expenses and management attention. For each of our acquisitions, we need to successfully integrate the target company’s products, services, associates and systems into our business operations. Integration can be a complex and time-consuming process, and if the integration is not fully successful or is delayed for a material period of time, we may not achieve the anticipated synergies or benefits of the acquisition. Furthermore, even if the target companies are successfully integrated, the acquisitions may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or services, and expose us to additional liabilities. Any impairment of goodwill or other intangible assets acquired in a strategic transaction may reduce our earnings. In addition, any investments we hold in other companies are subject to a risk of partial or total loss of our investment.
Additionally, we consider and enter into divestitures from time to time, with the expectation that these transactions will result in increases in cost savings and various other benefits. Strategic divestitures are subject to uncertainty and can be a complex and time-consuming process. If the divestiture is not fully successful or is delayed for a material period of time, or if we are unable to reinvest the proceeds of the divestiture in a manner consistent with our strategic objectives, we may not achieve the anticipated benefits of the divestiture.
If we fail to maintain an effective system of internal controls over financial reporting there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, which could result in a loss of investor confidence and negatively impact our business, results of operations, financial condition and stock price.
Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There can be no assurance that all control issues or fraud will be detected. As we continue to grow our business, our internal controls continue to become more complex and require more resources. Further, many of our employees are working remotely in response to the impact of the COVID-19 pandemic and may continue to do so for an extended period. An extended period of remote work arrangements could introduce potential vulnerabilities to our financial reporting systems and our internal control environment and the effectiveness of our internal controls over financial reporting. Any failure to maintain effective controls could prevent us from timely and reliably reporting financial results and may harm our operating results. In addition, if we are unable to conclude that we have effective internal control over financial reporting or, if our independent registered public accounting firm is unable to provide an unqualified report as to the effectiveness of our internal control over financial reporting, as of each fiscal year end, we may be exposed to negative publicity, which could cause investors to lose confidence in our reported financial information. Any failure to maintain effective internal controls and any such resulting negative publicity may negatively affect our business and stock price.
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
MACROECONOMIC, INDUSTRY AND FINANCIAL RISKS
Changes in legislation or government regulations or policies, particularly those relating to taxation and international trade, could have a significant impact on our results of operations.
Our business is global, so changes to existing international trade agreements, blocking of foreign trade or imposition of tariffs on foreign goods could result in decreased revenues and/or increases in pricing, either of which could have an adverse impact on our business, results of operations, financial condition and cash flows in future periods. For instance, the United States imposed Section 232 tariffs on many imported products of steel and aluminum in March 2018 and expanded the tariffs to additional derivative products of steel and aluminum effective February 8, 2020. The United States imposed Section 301 tariffs on most imported products from China starting in July 2018. Although the United States and China reached a Phase One trade deal in January 2020, there was no Phase Two trade deal implemented and most of the tariffs imposed remain in place, while uncertainty persists in the trade relationship between the two countries that impacts the global trade landscape.
In addition, as a global business, we are subject to taxation in each of the jurisdictions in which we operate. Changes in the tax laws of these jurisdictions, or in the interpretation or enforcement of existing tax laws, could subject our business to audits, inquiries and legal challenges from taxing authorities and could reduce the benefit of tax structures previously implemented for our operations. As a result, we may incur additional costs, including taxes and penalties for historical periods, that may have a material and adverse effect on our business, financial condition, results of operations and cash flows.
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
We have an unsecured revolving credit facility and unsecured senior notes, which could have important consequences to our financial health. For example, our level of indebtedness could, among other things:
•make it more difficult to satisfy our financial obligations, including those relating to our unsecured revolving credit facility and our unsecured senior notes;
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
The terms of our financing obligations include restrictions, such as affirmative, negative and financial covenants, conditions on borrowing and subsidiary guarantees. A failure to comply with these restrictions could result in a default under our financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could have a material adverse effect on our business, financial condition, results of operations and cash flows. We also guarantee the borrowings of certain independently owned automotive parts stores and certain other affiliates in which we have a non-controlling equity ownership interest. To date, we have not experienced any significant losses in connection with these guarantees. However, if any of the borrowers under these guarantees experienced a default, we may be required to satisfy their payment obligations in an amount that could be material.
In addition, our indebtedness is rated by credit rating agencies. Our overall credit rating may be negatively impacted by deteriorating and uncertain credit markets or other factors that may or may not be within our control. The interest rates on our unsecured revolving credit facility, as well as any additional indebtedness we may incur in the future, are impacted by our credit ratings. Accordingly, any negative impact of our credit ratings, or placement of our credit ratings on “review” or “watch” status, could result in higher interest expense and could impact the terms of any additional indebtedness we incur in the future.
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
While we have established a working group consisting of key stakeholders from throughout the company to monitor developments relating to LIBOR uncertainty and changes and to guide the Company’s response, the impact of these developments on our business and financial results is not yet known. The transition from LIBOR may cause us to incur increased costs and additional risk. Uncertainty as to the nature of alternative reference rates and as to potential changes in or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans originated prior to 2021. If LIBOR rates are no longer available, any successor or replacement interest rates may perform differently, which may affect our net interest income, change our market risk profile and require changes to our risk, pricing and hedging strategies. We may also incur costs to re-form existing derivative contracts and other financial instruments to which we are a party to address these differences in performance relative to LIBOR or relative to adjustments made in other loans, derivative contracts or financial instruments where we are a party. Any failure to adequately manage this transition could adversely impact our business, results of operations and cash flows.
The U.K.'s exit from the European Union (“E.U.”) will continue to have uncertain effects and could adversely impact our business, results of operations and financial condition.
On January 31, 2020, the U.K. exited from the E.U. (commonly referred to as “Brexit”) and began a transition period that concluded on December 31, 2020. Since the end of the transition, many companies operating in the U.K and E.U. have experienced greater restrictions on imports and exports, additional regulatory complexity in their cross-border operations and currency fluctuations. The long-term effects of Brexit remain uncertain and may include these immediate impacts, among others. While we have not experienced any material financial impact from Brexit on our business to date, we cannot predict its future implications and any future impacts on our business and operations.
LEGAL AND REGULATORY RISKS
There is uncertainty surrounding legal, regulatory and policy changes by a new presidential administration in the United States that may directly affect us and the global economy.
We face regulatory and tax uncertainties on account of the 2020 U.S. presidential election. The new presidential administration is continuing to articulate its fiscal and legislative priorities for the next several years, however, the administration has indicated a desire to reform various aspects of existing trade and tax laws and to increase the federal minimum wage to at least $15 per hour. The nature, timing and economic and political effects of any potential change to the current legal and regulatory framework affecting us remains highly uncertain. Changes and uncertainty surrounding our operating environment, including U.S. labor laws, trade policies and practices, tariffs or taxes in particular, could adversely affect our business, financial condition, results of operations and growth prospects.
Because we are involved in litigation from time to time and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs as well as reputational harm.
We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various reasons. For example, we are party to, among other litigation, numerous pending product liability lawsuits relating to our national distribution of automotive parts and supplies, many of which involve claims of personal injury allegedly resulting from the use of automotive parts distributed by us. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim our business, financial condition, results of operations and cash flows could be materially and adversely affected.
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
We may be affected by global climate change or legal, tax, regulatory, or market responses to such change.
The concern over climate change has led to legislative and regulatory initiatives aimed at reducing greenhouse gas emissions (“GHG”). For example, proposals that would impose mandatory requirements related to GHG continue to be considered by policy makers in the U.S. and elsewhere. Laws enacted to reduce GHG could directly or indirectly affect our suppliers and could adversely affect our business, financial condition, results of operations and cash flows. Changes in automotive technology (including the adoption of electric vehicles) and compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers all of which could adversely impact the demand for our products and our business, financial condition, results of operations or cash flows.
GENERAL RISKS
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2.    PROPERTIES.
The following table summarizes our company-owned distribution centers, retail stores and branches as of December 31, 2020:

	Distribution Centers	Stores/Branches
Automotive Parts:
North America	76	1,440
Europe	75	685
Australasia	12	536
Total Automotive Parts	163	2,661
Industrial Parts:
North America	16	523
Australasia	8	170
Total Industrial Parts	24	693
Total	187	3,354
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
ITEM 3.    LEGAL PROCEEDINGS.
Information with respect to the Company's legal proceedings may be found in the Commitments and Contingencies, to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information Regarding Common Stock
The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol “GPC.”
Stock Performance Graph
Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return on the Company’s common stock against the cumulative total shareholder return of the Standard and Poor’s ("S&P") 500 Stock Index and a peer group composite index (“Peer Index”) structured by the Company as set forth below for the five year period that commenced December 31, 2015 and ended December 31, 2020. This graph assumes that $100 was invested on December 31, 2015 in Genuine Parts Company common stock, the S&P 500 Stock Index (the Company is a member of the S&P 500 Stock Index, and its cumulative total shareholder return went into calculating the S&P 500 Stock Index results set forth in the graph) and the peer group composite index as set forth below and assumes reinvestment of all dividends.
Comparison of five year cumulative total shareholder return
Genuine Parts Company, S&P 500 Stock Index and peer group composite index

Cumulative Total Shareholder Return $ at Fiscal Year End	2015	2016	2017	2018	2019	2020
Genuine Parts Company	$100.00	$114.30	$117.10	$121.91	$139.04	$135.99
S&P 500 Stock Index	$100.00	$111.96	$136.40	$130.43	$171.50	$203.05
Peer Index	$100.00	$110.23	$131.89	$111.44	$143.67	$171.86
In constructing the Peer Index for use in the stock performance graph above, the Company used the shareholder returns of various publicly held companies (weighted in accordance with each company’s stock market capitalization at December 31, 2015 and including reinvestment of dividends) that compete with the Company in its two industry segments: automotive parts and industrial parts (each group of companies included in the Peer Index as competing with the Company in a separate industry segment is hereinafter referred to as a “Peer Group”). Included in the automotive parts Peer Group are those companies making up the Dow Jones U.S. Auto Parts Index (the Company is a member of such industry group, and its individual shareholder return was included when calculating the Peer Index results set forth in the performance graph). Included in the industrial parts Peer Group are Applied Industrial Technologies, Inc., Fastenal Company, and W.W. Grainger, Inc. In determining the Peer Index, each Peer Group was weighted to reflect the Company’s annual net sales in each industry segment.

Holders
As of December 31, 2020, there were 4,107 holders of record of the Company’s common stock. The number of holders of record does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.
Issuer Purchases of Equity Securities
The following table provides information about the purchases of shares of the Company’s common stock during the three month period ended December 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2020 through October 31, 2020	6,536	$102.45	—	14,484,676
November 1, 2020 through November 30, 2020	48,073	$100.69	—	14,484,676
December 1, 2020 through December 31, 2020	34,806	$100.08	5,140	14,479,536
Totals	89,415	$100.58	5,140	14,479,536

(1)Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15.0 million shares. The authorization for these repurchase plans continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 14.5 million shares authorized remain available to be repurchased by the Company. There were no other repurchase plans announced as of December 31, 2020.

ITEM 6.    SELECTED FINANCIAL DATA.
Not applicable.

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
BUSINESS PRODUCTS GROUP
Effective June 30, 2020, the Company completed the divestiture of its Business Products Group by selling Supply Source Enterprises, Inc. ("SSE") and S.P. Richards Company ("SPR") in separate transactions. The Business Products Group was previously a reportable segment of the Company. The results of operations, financial position and cash flows for the Business Products Group are reported as discontinued operations for all periods presented. Further, as a result of the reclassification of the Business Products Group business to discontinued operations, the Company now has two segments: the Automotive Group and the Industrial Parts Group. Refer to the acquisitions, divestitures and discontinued operations footnote in the accompanying consolidated financial statements for more information.
COVID-19 PANDEMIC
The COVID-19 outbreak, which was declared a pandemic by the World Health Organization (“WHO”) on March 11, 2020, continues to evolve rapidly. Our deepest and sincere thoughts go out to all affected by COVID-19, as well as the dedicated healthcare workers and first responders who are on the front lines for all our citizens.
Overall, our business segments continue to face many uncertainties. The Company's operations are vulnerable to the reduced economic activity caused by the COVID-19 outbreak. Many governments put in place temporary social distancing and shelter-in-place mandates in late March and early April of 2020 and, as a result, our business segments experienced slowing sales trends as we entered the second quarter. Beginning in the second half of 2020, sales generally improved as markets reopened and governments eased restrictions.
The extent to which the COVID-19 pandemic impacts the Company will depend on numerous factors and future developments that we cannot predict, including the severity of the virus; the occurrence of additional waves or spikes in infection rates; the duration of the outbreak; governmental, business or other actions taken in response to the pandemic and the efficacy of these actions, including partial or complete shutdowns, travel restrictions, and stay-at-home orders among other actions; the effectiveness and distribution of COVID-19 vaccines; and impacts on our supply chain, our ability to keep operating locations open, and on customer demand. While the negative impact on our business operations cannot be reasonably estimated at this time, our teams are preparing for multiple scenarios to ensure we continue to protect our employees while also keeping our operations up and running to serve our customers.
During the first quarter of 2020 we created a dedicated COVID-19 taskforce and added enhanced protocols in response to COVID-19, including implementing many of the recommendations and requirements issued by the Centers for Disease Control and Prevention, WHO, and local, state and national health authorities, to protect our employees, customers, suppliers and communities.
As of December 31, 2020, substantially all operations are open for business. Our supply chain partners have been very supportive, despite strain on the supply chain with respect to labor shortages and certain inventory shortages, delays in order fulfillment and increased backlogs, and they continue to do their part to help our service levels to our customers remain strong. We remain in constant communication with our employees regarding changing conditions and protocol. Based on the length and severity of COVID-19, we may experience continued volatility in customer demand and supply chain disruption. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.
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
Comparable Sales
Comparable sales refers to period-over-period comparisons of our net sales excluding the impact of acquisitions, divestitures and foreign currency. The Company considers this metric useful to investors because it provides greater transparency into management’s view and assessment of the Company’s core ongoing operations. This metric is widely used by analysts, investors and competitors in our industry, although our calculation of the metric may not be comparable to similar measures disclosed by other companies, because not all companies and analysts calculate this metric in the same manner.

OVERVIEW
Genuine Parts Company is a service organization engaged in the global distribution of automotive and industrial replacement parts. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. In 2020, the Company conducted business in North America, Europe and Australasia from approximately 10,000 locations.
The Company's Automotive Parts Group operated in the U.S., Canada, France, the UK, Germany, Poland, the Netherlands, Belgium, Australia and New Zealand in 2020, and accounted for 66% of total revenues for the year. The Industrial Parts Group operated in the U.S., Canada, Mexico, Australia, New Zealand, Indonesia and Singapore, and accounted for 34% of the Company's total revenues in 2020.
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
Top Line Revenue
The Company's strategy for top line revenue growth includes a combination of organic and acquisitive initiatives designed to outpace the industry, improve the market share in each of our business segments and position the Company for sustained long-term growth. In 2020, in response to the COVID-19 pandemic, our business segments faced tremendous challenges and uncertainties. Governments put in place temporary social distancing and shelter-in-place mandates in late March and early April of 2020 causing reduced economic activity globally. Additionally, we limited merger and acquisition activity to select “bolt-on” acquisitions to preserve financial flexibility. As markets reopened and governments eased restrictions sales results began to improve in the third and fourth quarter of 2020. Although, we still face many uncertainties, we are encouraged by the current economic outlook and believe our Company is well-positioned to drive positive sales growth in 2021.
Operating Margins
The Company targets continuous operating margin improvement each year. In October of 2019, the Company approved and began to implement certain restructuring actions across its subsidiaries primarily targeted at simplifying organizational structures and distribution networks (the "2019 Cost Savings Plan"). In accordance with our 2019 Cost Savings Plan, we recognized permanent expense reductions of $150 million driven by transformative reductions in payroll and facility costs for the year ended December 31, 2020. Additionally, we experienced lower costs in areas such as freight and delivery and legal and professional for the year. We also executed on a number of additional savings initiatives in response to the impact of COVID-19, which contributed approximately $300 million in incremental, temporary savings in 2020 related to furloughs, reduced travel and other initiatives. These efforts produced improved segment margins in 2020 and we believe created a path for a more efficient and productive cost structure in the years ahead.
Balance Sheet and Cash Flow
The Company is focused on maintaining a strong balance sheet and generating strong cash flows to support our growth initiatives. Our working capital was a source of operating cash flow. We also focused on having ample liquidity and we improved our debt position by entering into a new revolving credit facility and issuing $500 million of the Company's unsecured senior notes. Additionally, we entered into an accounts receivable sales agreement (the "A/R Sales Agreement"). We believe these measures further strengthen our liquidity position moving into 2021. The Company generated $2.0 billion in cash from operations and also benefited from cash proceeds associated with the sale of certain non-core businesses in 2020.
Capital Allocation
The Company's priorities for disciplined and effective capital allocation remain consistent with prior years. In 2020, we used cash for key investments in the form of essential capital expenditures and small, bolt-on acquisitions, as well as the return of capital to our shareholders via cash dividends and opportunistic share repurchases. We plan to continue to support the dividend, which we have increased for 64 consecutive years through 2020.
RESULTS OF OPERATIONS
Our results of operations are summarized below for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Net sales	$16,537,433	$17,522,234	$16,831,605
Gross margin	$5,654,841	$5,859,683	$5,519,755
Net income from continuing operations	$163,395	$646,475	$749,534
Diluted net income from continuing operations per common share	$1.13	$4.42	$5.09

Net Sales
Consolidated net sales for the year ended December 31, 2020 totaled $16.5 billion, down 5.6% from 2019. The decline in net sales is due to a 5.6% comparable sales decrease attributable primarily to decreased demand caused by COVID-19 and a 3.3% negative impact from divestitures. These items were partially offset by a 3.0% positive impact from acquisitions. Additionally, the favorable impact of foreign currency and other partially offset the decline in total sales by 0.3%. Consolidated net sales for the year ended December 31, 2019 totaled $17.5 billion, up 4.1% from 2018. Net sales for 2019 included an approximate 5.1% contribution from acquisitions, net of store closures and an approximate 2.1% increase in core sales. The Company's sale of certain non-core businesses determined to be slower-growth and lower-margin operations partially offset total sales by 1.6%. Additionally, the unfavorable impact of foreign currency partially offset 2019 total sales by 1.5%.
The Company's comparable sales included both an increase in sales volume and product inflation. The impact of product inflation varied by business segment in 2020, with prices flat in the Automotive segment and up 0.7% in our Industrial segment. Due to the Company's global initiatives to grow revenues, we believe it is well positioned for sustainable long-term growth.
Automotive Group
Net sales for the Automotive Group (“Automotive”) were $10.9 billion in 2020, a 1.2% decrease from 2019. The decrease in sales consists of an approximate 4.4% decrease in comparable sales and a slight decrease related to divestitures. This decrease was partially offset by a 2.7% contribution from acquisitions, and a 0.6% favorable impact of currency translation and other. Foreign currency translation was positively impacted by our automotive businesses in Europe. In 2020, total Automotive revenues were down approximately 1.6% in the first quarter, down 10.1% in the second quarter, up 6.0% in the third quarter and up 0.7% in the fourth quarter. The positive growth in the second half of the year reflects a recovery from the decreased demand caused by COVID-19 in the first half of the year. We remain optimistic that our Automotive sales trends will continue to show positive growth, but we are still operating in an environment of significant uncertainty due to the COVID-19 pandemic. In our view, the underlying fundamentals in the automotive aftermarket, including trends related to the overall number and age of the vehicle population, as well as the continued increase in miles driven, remain supportive of sustained demand for automotive aftermarket maintenance and supply items across the markets we serve. We expect these fundamentals and our ongoing sales initiatives to drive sales growth for the Automotive Group in 2021.
Net sales for the Automotive Group were $11.0 billion in 2019, a 4.4% increase from 2018. The increase in sales consists of an approximate 5.0% contribution from acquisitions, a 2.3% comparable sales increase and a 2.3% negative impact of currency translation associated with our automotive businesses in Canada, Australasia, Europe and Mexico. In addition, the sale of Auto Todo in 2019, the Company's legacy automotive business in Mexico, slightly offset total sales for the Automotive Group. Automotive sales were positively impacted by product inflation of 2.4% in the U.S. operations.
Industrial Parts Group
Net sales for the Industrial Parts Group (“Industrial”) were $5.7 billion in 2020, down 13.0% from 2019. The decrease in sales reflects an 8.4% decrease in comparable sales and an approximate 8.5% decrease in net sales related to the sale of EIS, a non-core component of the industrial business due to its slower-growth and lower-margin profile. This decrease was slightly offset by an approximate 3.8% contribution from acquisitions. Total Industrial sales were positively impacted by product inflation of 0.7%, as a portion of this increase was passed through to customers and is included in the comparable sales impact. Industrial revenues were down approximately 7.7% in the first quarter of 2020, down 21.1% in the second quarter, down 18.6% in the third quarter and down 3.3% in the fourth quarter. These quarterly results reflect the impact of several factors, including reduced demand as a result of the COVID-19 pandemic. Beginning in the second half of 2020, however, the addition of three bolt-on acquisitions, among other initiatives, and strengthening industrial indicators such as the Purchasing Managers Index and Manufacturing Industrial Production led to improving conditions and sequentially stronger sales. We are confident in our growth plans for 2021, both in North America and Australasia, and expect to experience a continued, gradual recovery in the industrial economy amid the current COVID-19 environment.
Net sales for the Industrial Parts Group were $6.5 billion in 2019, up 3.6% from 2018. The increase in sales reflects an approximate 5.2% contribution from acquisitions and a 1.7% increase in comparable sales, offset by an approximate 3.1% decrease in net sales related to the sale of EIS. Total Industrial sales were positively impacted by product inflation of 2.4%, as a portion of this increase was passed through to customers and is included in the comparable sales increase. Industrial revenues were up approximately 5.7% in the first quarter of 2019, up 4.9% in the second quarter, up 9.9% in the third quarter and down 5.9% in the fourth quarter. These quarterly results reflect the impact of several factors, including the slowing trend in the industrial economy throughout the course of the year, as evidenced by weakening economic indicators such as Manufacturing Industrial Production and the Purchasing Managers Index, among others. In addition, the July 1, 2019 acquisition of Inenco (now referred to as Motion Asia Pacific), one of Australasia's leading industrial distributors, and the sale of EIS on September 30, 2019, impacted the quarterly sales comparisons for the Industrial Group in 2019.

Cost of Goods Sold
The Company includes in cost of goods sold the actual cost of merchandise, which represents the vast majority of this line item. Other items in cost of goods sold include warranty costs and in-bound freight from the suppliers, net of any vendor allowances and incentives. Cost of goods sold was $10.9 billion in 2020, a 6.7% decrease from $11.7 billion in 2019. As a percentage of net sales, cost of goods sold was 65.8% in 2020, decreasing from 66.6% of net sales in 2019. The decrease in cost of goods sold in 2020 reflects the favorable impact of business unit sales and product mix shifts, strategic category management initiatives in areas such as pricing and global sourcing, and the benefit of acquisitions and divestitures. These items were slightly offset by reduced supplier incentives in 2020 compared to 2019. During the quarter ended December 31, 2020, the Company recorded a $40 million increase to cost of goods sold due to the correction of an immaterial error related to the accounting in prior years for consideration received from vendors. Refer to the quarterly financial data footnote within the notes to the consolidated financial statements for additional information.
Cost of goods sold was $11.7 billion in 2019, a 3.1% increase from $11.3 billion in 2018. The increase in cost of goods sold in 2019 compares to a 4.1% total sales increase and is a positive reflection of our global supply chain initiatives, the lower cost of goods sold models at certain acquired companies such as PartsPoint and Motion Asia Pacific, and the sale of the lower margin EIS business. These items were slightly offset by relatively unchanged levels of supplier incentives in 2019 compared to 2018. Cost of goods sold represented 67.2% of net sales in 2018.
Operating Expenses
The Company includes in selling, administrative and other expenses (“SG&A”) all personnel and personnel-related costs at its headquarters, distribution centers, stores and branches, which accounts for more than 60% of total SG&A. Additional costs in SG&A include our facilities, delivery, marketing, advertising, technology, digital, legal and professional costs.
SG&A of $4.4 billion in 2020 decreased by $0.2 billion or approximately 4.2% from 2019. This represents 26.5% of net sales in 2020 compared to 26.1% of net sales in 2019. The increase in SG&A expenses as a percent of net sales from the prior year reflects loss of leverage due to lower sales volume as a result of the COVID-19 pandemic, as well as the sale of EIS, which had a lower level of SG&A expenses relative to total sales. This increase was partially offset by our continued efforts to execute on our growth initiatives to better leverage our expenses. In addition, we are working towards a lower cost and highly effective infrastructure via steps to accelerate the integration of our acquisitions, investments to enhance our productivity and innovative strategies to unlock greater savings and efficiencies across our operations. In accordance with our $100 million cost savings plan announced in late 2019, we achieved permanent expense reductions of approximately $150 million for the year ended December 31, 2020 driven by transformative reductions in payroll and facility costs. Additionally, we have executed on a number of savings initiatives in response to the impact of COVID-19, which have contributed approximately $300 million in incremental, temporary savings related to furloughs, reduced travel and other initiatives for the year ended December 31, 2020.
SG&A of $4.6 billion in 2019 increased by $0.3 billion or approximately 7.9% from 2018. This represents 26.1% of net sales in 2019 compared to 25.2% of net sales in 2018. The increase in SG&A expenses from the prior year reflects a combination of factors, including the impact of increased sales for the year. In addition, our expenses reflect the impact of higher cost and higher gross margin models at certain acquired businesses, including PartsPoint and Motion Asia Pacific, as well as the sale of EIS, which had a lower level of SG&A expenses relative to total sales. We also experienced rising costs in areas such as labor, freight and delivery, insurance, legal and professional and technology for the year, although our labor and freight costs trended more favorably in the fourth quarter. Further, we incurred incremental costs associated with our acquisitions during the year. The increase in SG&A expenses as a percentage of net sales in 2019 relative to the prior year reflects the cost increases described above as well as the loss of leverage associated with the 2.1% comparable sales growth for the Company.
Depreciation and amortization expense was $272.8 million in 2020, an increase of approximately $15.6 million, or 6.1%, from 2019, due primarily to an increase in fixed assets acquired at the end of 2019 that began fully depreciating in 2020. The provision for doubtful accounts was $23.6 million in 2020, a $9.7 million increase from 2019, due primarily to higher collectability risks associated with the COVID-19 pandemic. We believe the Company is adequately reserved for bad debts and credit losses at December 31, 2020.
Depreciation and amortization expense was $257.3 million in 2019, an increase of approximately $29.7 million, or 13.0%, from 2018, due primarily to the impact of acquisitions and the increase in capital expenditures relative to the prior year. The provision for doubtful accounts was $13.9 million in 2019, a $2.1 million decrease from 2018.
Goodwill Impairment
Due to several factors that coalesced in the second quarter of 2020 we performed an interim impairment test as of May 31, 2020 for our European reporting unit and recorded a goodwill impairment charge of $506.7 million. These factors primarily resulted from the ongoing market volatility and uncertainty caused by the COVID-19 pandemic, which extended into the second quarter and impacted several critical impairment testing assumptions including weighted average cost of capital and market multiples, and near-term revenue and operating margin projections for the reporting unit. Refer to the goodwill and other intangible assets footnote within the notes to the consolidated financial statements for additional information. If there are sustained declines in macroeconomic or business conditions in future periods, including as a result of the continued COVID-19 pandemic, affecting the projected earnings and cash flows at our reporting units, among other things, there can be no assurance that goodwill at one or more reporting units may not be impaired. As of December 31, 2020, we determined that there were no indicators that goodwill was impaired at any of our reporting units.
Non-Operating Expenses and Income
Non-operating expenses included interest expense of $93.7 million in 2020, $95.6 million in 2019 and $101.8 million in 2018. The decreases in interest expense of $1.9 million in 2020 and $6.2 million in 2019 reflect the combination of the repayment of debt and lower interest rates on certain variable interest debt instruments.
In 2019, the Company recorded $42.8 million in special termination costs related to benefits provided through the Company's defined benefit plans to employees that accepted the voluntary retirement program ("VRP") package as part of the Company's 2019 Cost Savings Plan. Refer to the restructuring footnote in the Notes to Consolidated Financial Statements for additional information.
In “Other”, the net benefit of interest income, equity method investment income, investment dividends, noncontrolling interests and pension income in 2020 was $58.1 million, an approximate $28.6 million decrease from the prior year primarily driven by an immaterial loss on investment and changes in retirement plan valuation. In 2019, the $25.3 million increase in income from 2018 was primarily driven by changes in retirement plan valuation.
Segment Profit
Segment profit is calculated as net sales less operating expenses excluding general corporate expenses, interest expense, equity in income from investees, intangible asset amortization, income attributable to noncontrolling interests and other unallocated amounts that are driven by corporate initiatives and adjusted in Non-GAAP Measures (as described further below). Refer to the segment data footnote in the Notes to Consolidated Financial Statements for additional information.
Automotive Group
Automotive's segment profit increased 4.3% in 2020 from 2019 and segment profit margin was 8.0% in 2020 as compared to 7.6% in 2019. The increase in segment profit margin reflects the strong operating results in North America and Australasia, driven by the positive impact of cost actions, which offset the 4.4% decrease in comparable sales for Automotive. The Company's European automotive operations were the most challenged in 2020, although this business made significant progress during the year, with improved margins in both the third and fourth quarters. To further improve Automotive's segment margin, this group will continue to execute on its growth plans and cost initiatives in 2021 and the years ahead.
Automotive's segment profit decreased 2.8% in 2019 from 2018 and segment margin was 7.6% in 2019 as compared to 8.1% in 2018. The decrease in segment margin reflects the loss of expense leverage due to the 2.3% growth in comparable sales for Automotive. In addition, rising costs in several areas as described above negatively impacted Automotive's segment margin.
Industrial Group
Industrial’s segment profit decreased 7.7% in 2020 from 2019 and segment profit margin was 8.5%, an increase from 8.0% in 2019. The improvement in segment profit margin for this group primarily reflects the benefits of an improved gross margin, despite the reduced demand from the COVID-19 pandemic, and lower costs. The Company believes that strengthening economic indicators such as Manufacturing Industrial Production and the Purchasing Managers Index combined with effective growth initiatives and cost actions position the Industrial Group for further growth in 2021.
Industrial’s segment profit increased 7.1% in 2019 from 2018 and segment margin was 8.0%, an increase from 7.7% in 2018. The improvement in segment margin for this group primarily reflects the benefit of improved gross margins, despite the slowing sales trend during the year and 1.7% comparable sales growth. 2019 was a transformative year for Industrial, given the addition of Motion Asia Pacific in Australasia and sale of EIS.
Income Taxes
The effective income tax rate of 56.9% in 2020 increased from 24.8% in 2019. The increase in rate is primarily due to a non-deductible goodwill impairment charge and other one-time costs incurred during the year.
The effective income tax rate of 24.8% in 2019 increased from 24.6% in 2018. The increase in rate is primarily due to geographic income tax rate mix shifts and the impact of one-time transaction and other costs, as well as changes in the realizability of future tax benefit adjustments recorded in the comparable periods.
Net Income from Continuing Operations
Net income from continuing operations was $163.4 million in 2020, a decrease of 74.7% from $646.5 million in 2019. On a per share diluted basis, net income from continuing operations was $1.13 in 2020, down 74.4% compared to $4.42 in

2019. Net income from continuing operations was 1.0% of net sales in 2020 compared to 3.7% of net sales in 2019. Net income from continuing operations was $646.5 million in 2019, a decrease of 13.7% from $749.5 million in 2018. On a per share diluted basis, net income from continuing operations was $4.42 in 2019, down 13.2% compared to $5.09 in 2018. Net income from continuing operations was 3.7% of net sales in 2019 compared to 4.5% of net sales in 2018.
During the years ended December 31, 2020, 2019 and 2018, the Company incurred $634.5 million, $170.1 million and $34.9 million, respectively, of adjustments. In 2020, these adjustments include a goodwill impairment charge related to our European reporting unit, restructuring costs, an inventory adjustment, realized currency losses, and transaction and other costs and income. Transaction and other costs in 2020 primarily include incremental costs associated with certain divestitures and COVID-19, slightly offset by income from the SPR Fire insurance proceeds. In 2019 and 2018, these transaction and other costs primarily reflect costs related to acquisitions and divestitures. Refer to the acquisitions, divestitures and discontinued operations footnote, commitments and contingencies footnote, and quarterly financial data footnote in the notes to the consolidated financial statements for more information.
Adjusted net income from continuing operations was $765.0 million in 2020, down 1.5% from adjusted net income from continuing operations in 2019. On a per share diluted basis, adjusted net income from continuing operations was $5.27, a 0.8% decrease compared to adjusted net income per diluted share from continuing operations of $5.31 in 2019. Adjusted net income from continuing operations was $776.8 million in 2019, up 0.3% from adjusted net income from continuing operations in 2018. On a per share diluted basis, adjusted net income from continuing operations was $5.31 in 2019, a 1.0% increase compared to adjusted net income per diluted share from continuing operations of $5.26 in 2018. Adjusted net income from continuing operations and adjusted net income per diluted share from continuing operations, both Non-GAAP measures, in 2020, 2019 and 2018 exclude those items noted above (see table below for reconciliations to the most directly comparable GAAP measures).
Certain Information Regarding Non-GAAP Financial Measures
The following table sets forth a reconciliation of net income from continuing operations and diluted net income from continuing operations per common share to adjusted net income from continuing operations and adjusted diluted net income from continuing operations per common share to account for the impact of adjustments. The Company believes that the presentation of adjusted net income from continuing operations and adjusted diluted net income from continuing operations per common share, which are not calculated in accordance with GAAP, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to both management and investors that is indicative of the Company's core operations. The Company considers these metrics useful to investors because they provide greater transparency into management’s view and assessment of the Company’s ongoing operating performance by removing items management believes are not representative of our continuing operations and may distort our longer-term operating trends. We believe these measures to be useful to enhance the comparability of our results from period to period and with our competitors, as well as to show ongoing results from operations distinct from items that are infrequent or not associated with the Company’s core operations. The Company does not, nor does it suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.

	Year Ended December 31,
(In thousands)	2020	2019	2018
GAAP net income from continuing operations	$163,395	$646,475	$749,534

Adjustments:
Goodwill impairment charge (1)	506,721	—	—
Restructuring (2)	50,019	142,780	—
Realized currency losses (3)	11,356	34,701	—
Gain on insurance proceeds related to SPR Fire (4)	(13,448)	—	—
Gain on equity investment (5)	—	(38,663)	—
Inventory adjustment (6)	40,000	—	—
Transaction and other costs (7)	39,817	31,254	34,930
Total adjustments	634,465	170,072	34,930
Tax impact of adjustments	(32,822)	(39,704)	(10,170)
Adjusted net income from continuing operations	$765,038	$776,843	$774,294

The table below represents amounts per common share assuming dilution:

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
GAAP net income from continuing operations	$1.13	$4.42	$5.09

Adjustments:
Goodwill impairment charge (1)	3.49	—	—
Restructuring (2)	0.34	0.98	—
Realized currency losses (3)	0.08	0.24	—
Gain on insurance proceeds related to SPR Fire (4)	(0.09)	—	—
Gain on equity investment (5)	—	(0.26)	—
Inventory adjustment (6)	0.28	—	—
Transaction and other costs (7)	0.27	0.20	0.24
Total adjustments	4.37	1.16	0.24
Tax impact of adjustments	(0.23)	(0.27)	(0.07)
Adjusted net income from continuing operations	$5.27	$5.31	$5.26
Weighted average common shares outstanding - assuming dilution	145,115	146,417	147,241

The table below clarifies where the adjusted items are presented in the consolidated statement of income:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Line item:
Cost of goods sold	$53,495	$9,608	$5,779
Selling, administrative and other expenses	10,094	23,768	29,151
Restructuring costs	50,019	100,023	—
Goodwill impairment charge	506,721	—	—
Non-operating expenses (income): Special termination costs	—	42,757	—
Non-operating expenses (income): Other	14,136	(6,084)	—
Total adjustments	$634,465	$170,072	$34,930

(1) Adjustment reflects a second quarter goodwill impairment charge related to our European reporting unit.
(2) Adjustment reflects restructuring and special termination costs related to the 2019 Cost Savings Plan announced in the fourth quarter of 2019. The costs are primarily associated with severance and other employee costs, including a voluntary retirement program, and facility and closure costs related to the consolidation of operations.
(3) Adjustment reflects realized currency losses related to divestitures.
(4) Adjustment reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs related to the S.P. Richards Headquarters and Distribution Center.
(5) Adjustment relates to the gain recognized upon remeasuring the Company's preexisting 35% equity investment to fair value upon acquiring the remaining equity of Motion Asia Pacific on July 1, 2019.
(6) Adjustment reflects a $40 million increase to cost of goods sold recorded during the quarter ended December 31, 2020 due to the correction of an immaterial error related to the accounting in prior years for consideration received from vendors.
(7) Adjustment includes a $17 million loss on investment, $10 million of incremental costs associated with COVID-19, and costs associated with certain divestitures. COVID-19 related costs include incremental costs incurred relating to fees to cancel marketing events and increased cleaning and sanitization materials, among other things. For the twelve months ended December 31, 2019 and December 31, 2018, adjustments reflect transaction and other costs related to acquisitions and divestitures.
FINANCIAL CONDITION
The Company’s cash balance of $990.2 million at December 31, 2020 compares to cash of $277.0 million at December 31, 2019, as discussed further below. For the year ended December 31, 2020, the Company used $895.0 million to pay down debt (net of proceeds). This was primarily used to pay down the term loan A facility. Additionally the Company used

 $453.3 million for dividends paid to the Company’s shareholders, $153.5 million for investments in the Company via capital expenditures and $69.2 million for acquisitions and other investing activities. These items were offset by the Company’s earnings and net cash provided by operating activities.
Accounts receivable decreased $883.3 million, or 36.2%, from December 31, 2019 primarily due to entering into the A/R Sales Agreement. Inventory increased $62.4 million, or 1.8% from December 31, 2019, but was down 1.3% excluding the impact of foreign currency. Accounts payable increased $180.1 million, or 4.6% from December 31, 2019 partly due to extended payment terms with certain suppliers. Total debt of $2.7 billion at December 31, 2020 decreased $0.7 billion, or 21.9%, from December 31, 2019 primarily due to the extinguishment of the term loan A facility.
We continue to negotiate extended payment dates with our suppliers. Our current payment terms with the majority of our suppliers range from 30 to 360 days. Several global financial institutions offer voluntary supply chain finance ("SCF") programs which enable our suppliers (generally those that grant extended terms), at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that takes advantage of our credit rating and may be beneficial to them. The SCF program is primarily available to suppliers of goods and services included in cost of goods sold in our consolidated statements of comprehensive income. The Company and our suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and they issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. In turn, we direct payment to the financial institutions, rather than the suppliers, for the invoices sold to the financial institutions. No guarantees are provided by the Company or any of our subsidiaries on third-party performance under the SCF program; however, the Company guarantees the payment by our subsidiaries to the financial institutions participating in the SCF program for the applicable invoices. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable in our consolidated balance sheets. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our consolidated statement of cash flows. We have been informed by the financial institutions that as of December 31, 2020 and 2019, suppliers elected to sell $1.8 billion and $1.8 billion, respectively, of our outstanding payment obligations to the financial institutions. The amount settled through the SCF program was $2.6 billion for the year ended December 31, 2020.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s sources of capital consist primarily of cash flows from operations, supplemented as necessary by private and public issuances of debt and bank borrowings. Currently, we believe that our cash on hand and available short-term and long-term sources of capital are sufficient to fund the Company’s operations in both the short and long term, including working capital requirements, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, income tax obligations, dividends, share repurchases and contemplated acquisitions.
The ratio of current assets to current liabilities was 1.21 to 1 at December 31, 2020 and 1.17 to 1 at 2019, and our liquidity position remains strong. The Company’s total debt outstanding at December 31, 2020 decreased by $749.0 million or 21.9% from December 31, 2019, primarily due to the extinguishment of our term loan A facility.
Sources and Uses of Cash
A summary of the Company’s consolidated statements of cash flows is as follows:

	Year Ended December 31,
(In thousands)	2020	2019	$ Change	% Change
Operating activities	$2,014,522	$832,519	$1,182,003	142.0%
Investing activities	$182,768	$(543,595)	$726,363	(133.6)%
Financing activities	$(1,513,765)	$(385,962)	$(1,127,803)	292.2%

	Year Ended December 31,
(In thousands)	2019	2018	$ Change	% Change
Operating activities	$832,519	$1,056,722	$(224,203)	(21.2)%
Investing activities	$(543,595)	$(469,938)	$(73,657)	15.7%
Financing activities	$(385,962)	$(608,830)	$222,868	(36.6)%

Operating Activities
The Company continues to generate cash, and in 2020 net cash provided by operating activities totaled $2.0 billion, a $1.2 billion, or 142.0%, increase from 2019. The increase in cash provided by operating activities was primarily driven by the effective management of working capital, including the entry into an A/R Sales Agreement to sell receivables that provided an $800 million benefit to operating cash flows.
In 2019 net cash provided by operating activities totaled $0.8 billion, a $0.2 billion, or 21.2%, decrease from 2018. The decrease in cash provided by operating activities was primarily due to the change in working capital in 2019 as compared to 2018, as the Company's increase in accounts payable was less than in the prior year.
Investing Activities
Net cash provided by investing activities was $182.8 million in 2020 compared to net cash used of $543.6 million in 2019, a $726.4 million, or 133.6%, decrease. In 2020, net cash provided by investing activities included $387.4 million in proceeds from the divestiture of the Business Products Group and $18.1 million in proceeds from the sale of property, plant and equipment. These proceeds were partially offset by capital expenditures of $153.5 million, a decrease of $124.4 million, or 44.8%, from the prior year, and $69.2 million used for acquisitions of businesses and other investing activities, a decrease of $655.5 million, or 90.5%, from 2019. As part of our actions to preserve liquidity as a result of the COVID-19 pandemic, we significantly reduced our planned capital expenditures during 2020 from our original estimate of $300 million for the year. We estimate that cash used for capital expenditures in 2021 will be in the range of $275 million to $325 million.
Net cash used in investing activities was $543.6 million in 2019 compared to $469.9 million in 2018, a $73.7 million, or 15.7%, increase. In 2019, net cash used in investing activities included $724.7 million used for acquisitions of businesses and other investing activities, an increase of $466.9 million, or 181.1%, from 2018, and capital expenditures of $277.9 million, an increase of $51.4 million, or 22.7%, from the prior year. This increase was mostly offset by $434.6 million in proceeds for the divestiture of businesses during the year and $24.4 million in proceeds from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities in 2020 totaled $1.5 billion, an increase of $1.1 billion, or 292.2%, from the $386.0 million in cash used in financing activities in 2019. The increase is primarily driven by the extinguishment of the term loan A facility in 2020. For the years presented, the Company's financing activities also included the use of cash for dividends paid to shareholders and repurchases of the Company’s common stock. The Company paid dividends to shareholders of $453.3 million during 2020. During 2020, the Company repurchased $96.2 million, of the Company’s common stock. The Company expects this trend of increasing dividends to continue in the foreseeable future. We also expect to remain active in our share repurchase program, but the amount and value of shares repurchased will vary and is at the discretion of the Company's board of directors.
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
Notes and Other Borrowings
We have taken actions and will continue to take actions, as necessary, intended to preserve financial flexibility in light of current uncertainty in the global markets resulting from COVID-19. These actions have included the previously negotiated covenant amendments to our credit arrangements due to macro uncertainty and evaluating alternative forms of liquidity to enhance credit capacity, reducing our capital expenditures (specifically deferring our growth related capital spending) and limiting merger and acquisition activity to select “bolt-on” acquisitions. Additionally, we took precautionary measures in 2020 to conserve liquidity including, but not limited to, reducing our inventory levels and managing replenishment volumes to adjust to the changing levels of market demand. To the extent available, we are also delaying tax payments as allowed by governmental authorities. We have a low level of capital expenditures related to maintenance items, which provides the flexibility to modify spending as needed to further preserve funds.
We believe that we have sufficient liquidity to manage through the current market conditions caused by COVID-19. We ended the year with $2.9 billion of total liquidity (comprising $1.9 billion availability on the revolving credit facility and $1.0 billion of cash and cash equivalents). From time to time, the Company may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk. The Company currently believes that the existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
On May 1, 2020, the Company entered into an amendment to each of the Amended and Restated Syndicated Credit Facility Agreement (the "October 30, 2017 Syndicated Facility") and the Notes Purchase Agreement, each dated as of October

30, 2017, to provide additional covenant flexibility on account of the COVID-19 pandemic. In consideration of the increased covenant flexibility, the Company agreed to certain interest rate increases under these facilities which expire on March 31, 2021.
On May 29, 2020, we entered into the A/R Sales Agreement to sell approximately $500 million of short-term receivables from certain customer trade accounts to an unaffiliated financial institution. The A/R Sales Agreement has a one year term, which the Company intends to renew each year. On October 29, 2020, the Company transferred ownership and control of an additional $300 million in receivables under the A/R Sales Agreement bringing the total to $800 million. The terms of the A/R Sales Agreement limit the balance of receivables sold to approximately $800 million at any point in time.
On October 27, 2020, the Company issued $500,000 aggregate principal amount of unsecured 1.875% Senior Notes due 2030 at a price to the public of 99.069% of their face value with U.S. Bank National Association as trustee. Interest on the 1.875% Senior Notes due 2030 is payable semi-annually on May 1 and November 1 of each year, which begins on May 1, 2021, and is computed on the basis of a 360-day year. On October 30, 2020, the term loan A was extinguished in connection with the issuance of these senior notes.
On October 30, 2020, the Company entered into a new $1.5 billion Syndicated Facility Agreement (the "October 30, 2020 Syndicated Facility"). Borrowings under the October 30, 2020 Syndicated Facility bear interest at a rate of London Inter-bank Offered Rate ("LIBOR") (or a similar index for foreign currency borrowings) plus a margin, which is based on the Company’s debt rating, with a LIBOR floor of 0.50%. The Company also has the option to increase the borrowing capacity up to an additional $750 million, as well as an option to decrease the borrowing capacity or terminate the facility with appropriate notice. The October 30, 2020 Syndicated Facility matures in October 2025. Simultaneously with the entry into the October 30, 2020 Syndicated Facility, the Company terminated and paid in full all outstanding indebtedness under the October 30, 2017 Syndicated Facility and repaid the existing term loan A facility.
At December 31, 2020, approximately $1.5 billion was available under this line of credit. Due to the workers’ compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of approximately $69.9 million outstanding at December 31, 2020. Our unused letters of credit expire within one year, but have automatic renewal clauses.
At December 31, 2020, the Company had unsecured Senior Notes outstanding of $2.1 billion. These borrowings contain covenants related to a maximum debt to EBITDA ratio and certain limitations on additional borrowings. The weighted average interest rate on the Company’s total outstanding borrowings was approximately 2.65% at December 31, 2020 and 2.18% at December 31, 2019. Total interest expense, net of interest income, for all borrowings was $91.0 million, $91.4 million and $93.3 million in 2020, 2019 and 2018, respectively. Refer to the credit facilities footnote the Consolidated Financial Statements for more information.
At December 31, 2020, the Company was in compliance with the covenants under its October 30, 2020 Syndicated Facility and its outstanding unsecured Senior Notes. Any failure to comply with our debt covenants or restrictions could result in a default under our financing arrangements or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could create cross defaults under other debt arrangements and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Contractual and Other Obligations
The following table summarizes our material cash requirements at December 31, 2020 that we expect to be paid in cash. The table does not include amounts that are contingent on events or other factors that are uncertain or unknown at this time, including legal contingencies and uncertain tax positions. The amounts presented are based on various estimates and actual results may vary from the amounts presented.

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Credit facilities	$2,690,863	$162,429	$251,573	$395,906	$1,880,955
Operating leases	1,132,539	295,841	440,660	209,903	186,135
Total material cash requirements	$3,823,402	$458,270	$692,233	$605,809	$2,067,090
Purchase orders or contracts for the purchase of inventory and other goods and services are not included in our estimates. We are not able to determine the aggregate amount of such purchase orders that represent contractual cash requirement, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. The Company does not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements.

Additionally, the Company guarantees the borrowings of certain independently owned automotive parts stores (independents) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (affiliates). The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantee. At December 31, 2020, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $884.7 million. These loans generally mature over periods from one to six years. Our amount of commitment expiring in 2021 is approximately $420.7 million. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
Share Repurchases
In 2020, the Company repurchased approximately 1.1 million shares of its common stock and the Company had remaining authority to purchase approximately 14.5 million shares of its common stock at December 31, 2020. There were no other repurchase plans announced as of December 31, 2020.
CRITICAL ACCOUNTING POLICIES
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
Allowance for Doubtful Accounts — Methodology
The Company evaluates the collectability of trade accounts receivable based on a combination of factors. The Company estimates an allowance for doubtful accounts as a percentage of net sales based on various factors, including historical experience, current economic conditions and expected future credit losses and collectability trends. The Company periodically adjusts this estimate when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2020, 2019 and 2018, the Company recorded provisions for doubtful accounts of approximately $23.6 million, $13.9 million, and $15.9 million, respectively.
Consideration Received from Vendors
The Company may enter into agreements at the beginning of each year with many of its vendors that provide for inventory purchase incentives. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of these incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes the Company will continue to receive consideration from vendors in 2021 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future or that we will be able to achieve the specified volumes necessary to take advantage of such incentives.

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
Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2021 pension income is 6.88% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.
The discount rate is chosen as the rate at which pension obligations could be effectively settled and is based on capital market conditions as of the measurement date. We have matched the timing and duration of the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed income debt instruments to select our discount rate. Based upon this cash flow matching analysis, we selected a weighted average discount rate for the plans of 2.7% at December 31, 2020.
Effective December 31, 2013, our defined benefit pension plans was amended to freeze benefit plan accruals for participants and provide for immediate vesting of accrued benefits. Net periodic benefit income for our defined benefit pension plans was $18.0 million, $16.2 million, and $15.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. The income associated with the pension plans in 2020, 2019 and 2018 reflects the impact of the freeze. Refer to the employee benefit plans footnote of the Notes to Consolidated Financial Statements for more information regarding employee benefit plans.
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
Legal and Product Liabilities
The Company accrues for potential losses related to legal disputes, litigation, product liabilities, and regulatory matters when it is probable (the future event or events are likely to occur) that the Company will incur a loss and the amount of the loss can be reasonably estimated.
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
Foreign Currency
The Company incurs translation gains or losses resulting from the translation of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. For the periods presented, the Company’s principal foreign currency exchange exposures are the Euro, the functional currency of our European operations; the Canadian dollar, the functional currency of our Canadian operations; and the Australian dollar, the functional currency of our Australasian operations. We monitor our foreign currency exposures and from time to time, we enter into currency forward contracts to manage our exposure to currency fluctuations. Foreign currency exchange exposure, particularly in regard to the Euro positively impacted our results for the year ended December 31, 2020. This positive impact was mostly offset by the negative impact from the Canadian and Australian dollar for the full year ended December 31, 2020. Foreign currency exchange exposure, particularly in regard to the Canadian and Australian dollar and, to a lesser extent, the Euro, negatively impacted our results for the year ended December 31, 2019.
During 2020 and 2019, it was estimated that a 10% shift in exchange rates between those foreign functional currencies and the U.S. dollar would have impacted translated net sales by approximately $549 million and $508 million, respectively. A 15% shift in exchange rates between those functional currencies and the U.S. dollar would have impacted translated net sales by approximately $824 million in 2020 and $763 million in 2019. A 20% shift in exchange rates between those functional currencies and the U.S. dollar would have impacted translated net sales by approximately $1,099 million in 2020 and $1,017 million in 2019.
Interest Rates
The Company is subject to interest rate volatility with regard to existing and future issuances of debt. We monitor our mix of fixed-rate and variable-rate debt as well as our mix of short-term debt and long-term debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. Based on the Company's variable-rate debt and derivative instruments outstanding as of December 31, 2020 and 2019, we estimate that a 100 basis point increase in interest rates would have increased interest expense by $1.1 million in 2020 and $5.5 million in 2019. However, these increases in interest expense would have been partially offset by the increases in interest income related to higher interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genuine Parts Company and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genuine Parts Company and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter
As of December 31, 2020, the Company’s goodwill was $1,917,477,000. As disclosed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. For a reporting unit in which the Company concludes, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount (or if the Company elects to skip the optional qualitative assessment), the Company is required to perform a quantitative impairment test, which includes measuring the fair value of the reporting unit and comparing it to the reporting unit’s carrying amount. In the year ended December 31, 2020, the Company recorded a goodwill impairment charge of $506,721,000 related to its European reporting unit as disclosed in Note 3 to the consolidated financial statements.

Auditing management’s quantitative impairment test for goodwill was complex and judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the weighted average cost of capital and market multiples, and near-term revenue and operating margin projections, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the European reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. For example, we compared the significant assumptions of the reporting unit to current industry, market and economic trends, to the Company's historical results and those of other guideline companies in the same industry, and to other relevant factors. We involved our valuation specialists to assist in our evaluation of the Company's valuation methodology and significant assumptions. In addition, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We also recalculated the resulting impairment charge recorded by the Company.

Loss Contingencies Related to Product Liabilities
Description of the Matter
As disclosed in Notes 1 and 13 to the consolidated financial statements, the Company is subject to pending product liability lawsuits primarily resulting from its national distribution of automotive parts and supplies. The Company accrues for loss contingencies related to product liabilities if it is probable that the Company will incur a loss and the loss can be reasonably estimated. The amount accrued for product liabilities as of December 31, 2020 was $169,461,000.

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

To test the estimated loss contingencies related to product liabilities, our audit procedures included, among others, assessing the methodology used, testing the significant assumptions, including testing the completeness and accuracy of the underlying data, and comparing significant assumptions to historical claims as well as external data. We evaluated the legal letters obtained from internal and external legal counsel, held discussions with legal counsel, and performed a search for new or contrary evidence affecting the estimate. We involved our actuarial specialists to assist in our evaluation of the methodology and assumptions used by management and to independently develop a range of estimated product liabilities using the Company’s historical data as well as other information available for similar cases. We compared the Company's estimated loss contingencies related to product liabilities to the range developed by our actuarial specialists. We also assessed the adequacy of the Company’s disclosures, included in Notes 1 and 13 to the consolidated financial statements, in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1948.

Atlanta, Georgia
February 19, 2021

Genuine Parts Company and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data and per Share Amounts)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$990,166	$276,992
Trade accounts receivable, net	1,556,966	2,440,252
Merchandise inventories, net	3,506,271	3,443,876
Prepaid expenses and other current assets	1,060,360	1,063,245
Current assets of discontinued operations	—	714,251
Total current assets	7,113,763	7,938,616
Goodwill	1,917,477	2,293,519
Other intangible assets, net	1,498,257	1,492,097
Deferred tax assets	65,658	45,921
Operating lease assets	1,038,877	995,667
Other assets	644,140	457,350
Property, plant and equipment, net	1,162,043	1,173,688
Noncurrent assets of discontinued operations	—	248,771
Total assets	$13,440,215	$14,645,629

Liabilities and equity
Current liabilities:
Trade accounts payable	$4,128,084	$3,948,000
Current portion of debt	160,531	624,043
Other current liabilities	1,491,426	1,493,109
Dividends payable	114,043	110,851
Current liabilities of discontinued operations	—	218,117
Total current liabilities	5,894,084	6,394,120
Long-term debt	2,516,614	2,802,056
Operating lease liabilities	789,294	756,519
Pension and other post-retirement benefit liabilities	265,687	249,832
Deferred tax liabilities	212,910	233,044
Other long-term liabilities	543,623	445,652
Noncurrent liabilities of discontinued operations	—	68,906
Equity:
Preferred stock, par value $1 per share — authorized 10,000,000 shares; none issued	—	—
Common stock, par value $1 per share - authorized 450,000,000 shares; issued and outstanding - 2020 - 144,354,335 shares and 2019 - 145,378,158 shares	144,354	145,378
Additional paid-in capital	117,165	98,777
Accumulated other comprehensive loss	(1,036,502)	(1,141,308)
Retained earnings	3,979,779	4,571,860
Total parent equity	3,204,796	3,674,707
Noncontrolling interests in subsidiaries	13,207	20,793
Total equity	3,218,003	3,695,500
Total liabilities and equity	$13,440,215	$14,645,629
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except per Share Amounts)

	Year Ended December 31,
	2020	2019	2018
Net sales	$16,537,433	$17,522,234	$16,831,605
Cost of goods sold	10,882,592	11,662,551	11,311,850
Gross profit	5,654,841	5,859,683	5,519,755
Operating expenses:
Selling, administrative and other expenses	4,386,739	4,577,610	4,241,203
Depreciation and amortization	272,842	257,263	227,584
Provision for doubtful accounts	23,577	13,876	15,929
Restructuring costs	50,019	100,023	—
Goodwill impairment charge	506,721	—	—
Total operating expenses	5,239,898	4,948,772	4,484,716
Non-operating expenses (income):
Interest expense	93,713	95,583	101,796
Other	(58,138)	(86,712)	(61,395)
Special termination costs	—	42,757	—
Total non-operating expenses (income)	35,575	51,628	40,401
Income before income taxes	379,368	859,283	994,638
Income taxes	215,973	212,808	245,104
Net income from continuing operations	163,395	646,475	749,534
Net (loss) income from discontinued operations	(192,497)	(25,390)	60,940
Net (loss) income	$(29,102)	$621,085	$810,474
Basic (loss) earnings per share:
Continuing operations	$1.13	$4.44	$5.11
Discontinued operations	(1.33)	(0.18)	0.42
Basic (loss) earnings per share	$(0.20)	$4.26	$5.53
Diluted (loss) earnings per share:
Continuing operations	$1.13	$4.42	$5.09
Discontinued operations	(1.33)	(0.18)	0.41
Diluted (loss) earnings per share	$(0.20)	$4.24	$5.50
Weighted average common shares outstanding	144,474	145,736	146,657
Dilutive effect of stock options and non-vested restricted stock awards	641	681	584
Weighted average common shares outstanding — assuming dilution	145,115	146,417	147,241
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands, Except per Share Amounts)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(29,102)	$621,085	$810,474
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	102,595	67,902	(200,490)
Cash flow hedge adjustments, net of income taxes in 2020 — $3,453, 2019 — $5,932, and 2018 — $1,713	(9,336)	(16,039)	(4,631)
Pension and postretirement benefit adjustments, net of income taxes of 2020 — $4,639, 2019 — $5,036, and 2018 — $21,297	11,547	44,433	(57,365)
Other comprehensive income (loss), net of tax	104,806	96,296	(262,486)
Comprehensive income	$75,704	$717,381	$547,988
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Equity
(In Thousands, Except Share Data and per Share Amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non- controlling Interests in Subsidiaries	Total Equity
	Shares	Amount
Balance at January 1, 2018	146,652,615	$146,653	$68,126	$(852,592)	$4,049,965	$3,412,152	$52,004	$3,464,156
Net income	—	—	—	—	810,474	810,474	—	810,474
Other comprehensive loss, net of tax	—	—	—	(262,486)	—	(262,486)	—	(262,486)
Cash dividends declared, $2.88 per share	—	—	—	—	(422,352)	(422,352)	—	(422,352)
Share-based awards exercised, including tax benefit of $4,232	235,058	235	(10,462)	—	—	(10,227)	—	(10,227)
Share-based compensation	—	—	20,716	—	—	20,716	—	20,716
Purchase of stock	(951,060)	(951)	—	—	(91,032)	(91,983)	—	(91,983)
Cumulative effect from adoption of ASU No. 2014-09, net of tax	—	—	—	—	(5,843)	(5,843)	—	(5,843)
Noncontrolling interest activities	—	—	—	—	—	—	(30,464)	(30,464)
Balance at December 31, 2018	145,936,613	145,937	78,380	(1,115,078)	4,341,212	3,450,451	21,540	3,471,991
Net income	—	—	—	—	621,085	621,085	—	621,085
Other comprehensive income, net of tax	—	—	—	96,296	—	96,296	—	96,296
Cash dividends declared, $3.05 per share	—	—	—	—	(444,372)	(444,372)	—	(444,372)
Share-based awards exercised, including tax benefit of $4,920	240,568	240	(11,653)	—	—	(11,413)	—	(11,413)
Share-based compensation	—	—	32,050	—	—	32,050	—	32,050
Purchase of stock	(799,023)	(799)	—	—	(73,388)	(74,187)	—	(74,187)
Cumulative effect from adoption of ASU No. 2018-02	—	—	—	(122,526)	122,526	—	—	—
Cumulative effect from adoption of ASU No. 2016-02, net of tax	—	—	—	—	4,797	4,797	—	4,797
Noncontrolling interest activities	—	—	—	—	—	—	(747)	(747)
Balance at December 31, 2019	145,378,158	145,378	98,777	(1,141,308)	4,571,860	3,674,707	20,793	3,695,500
Net loss	—	—	—	—	(29,102)	(29,102)	—	(29,102)
Other comprehensive income, net of tax	—	—	—	104,806	—	104,806	—	104,806
Cash dividend declared, $3.16 per share	—	—	—	—	(456,469)	(456,469)	—	(456,469)
Share-based awards exercised, including tax benefit of $677	112,621	113	(4,233)	—	—	(4,120)	—	(4,120)
Share-based compensation	—	—	22,621	—	—	22,621	—	22,621
Purchase of stock	(1,136,444)	(1,137)	—	—	(95,078)	(96,215)	—	(96,215)
Cumulative effect from adoption of ASU 2016-13, net of tax	—	—	—	—	(11,432)	(11,432)	—	(11,432)
Noncontrolling interest activities	—	—	—	—	—	—	(7,586)	(7,586)
Balance at December 31, 2020	144,354,335	$144,354	$117,165	$(1,036,502)	$3,979,779	$3,204,796	$13,207	$3,218,003
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31
	2020	2019	2018
Operating activities:
Net (loss) income	$(29,102)	$621,085	$810,474
Net (loss) income from discontinued operations	(192,497)	(25,390)	60,940
Net income from continuing operations	163,395	646,475	749,534
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	272,842	257,263	227,584
Excess tax benefit from share-based compensation	(677)	(4,920)	(4,232)
Deferred income taxes	(27,722)	(55,939)	1,593
Share-based compensation	22,621	28,703	17,737
Realized currency and other divestiture losses	11,356	34,701	—
Gain on equity investment	—	(38,663)	—
Goodwill impairment charge	506,721	—	—
Other operating activities	12,569	(17,589)	1,648
Changes in operating assets and liabilities:
Trade accounts receivable, net	957,514	(134,163)	(62,103)
Merchandise inventories, net	58,462	(54,765)	(74,148)
Trade accounts payable	89,350	82,739	357,097
Other short-term assets and liabilities	(109,812)	11,740	(100,616)
Other long-term assets and liabilities	57,903	76,937	(57,372)
Net cash provided by operating activities from continuing operations	2,014,522	832,519	1,056,722
Investing activities:
Purchases of property, plant and equipment	(153,502)	(277,873)	(226,506)
Proceeds from sale of property, plant and equipment	18,064	24,387	14,391
Proceeds from divestitures of businesses	387,379	434,609	—
Acquisitions of businesses and other investing activities	(69,173)	(724,718)	(257,823)
Net cash provided by (used in) investing activities from continuing operations	182,768	(543,595)	(469,938)
Financing activities:
Proceeds from debt	2,638,014	5,037,168	5,064,291
Payments on debt	(3,533,017)	(4,897,769)	(5,124,265)
Share-based awards exercised	(4,120)	(11,413)	(10,227)
Dividends paid	(453,277)	(438,890)	(415,983)
Purchase of stock	(96,215)	(74,187)	(91,983)
Other financing activities	(65,150)	(871)	(30,663)
Net cash used in financing activities from continuing operations	(1,513,765)	(385,962)	(608,830)
Cash flows from discontinued operations:
Net cash flows provided by operating activities from discontinued operations	5,039	59,491	88,442
Net cash used in investing activities from discontinued operations	(11,131)	(19,611)	(26,186)
Net cash provided by financing activities from discontinued operations	—	—	—
Net cash (used in) provided by discontinued operations	(6,092)	39,880	62,256
Effect of exchange rate changes on cash and cash equivalents	35,741	603	(21,562)
Net increase (decrease) in cash and cash equivalents	713,174	(56,555)	18,648
Cash and cash equivalents at beginning of year	276,992	333,547	314,899
Cash and cash equivalents at end of year	$990,166	$276,992	$333,547

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$223,019	$303,736	$236,536
Interest	$91,344	$95,281	$102,131
See accompanying notes.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except per share data)

1. Summary of Significant Accounting Policies
Business
Genuine Parts Company (the "Company") is a distributor of automotive replacement parts and industrial parts and materials. The Company serves a diverse customer base through a network of more than 10,000 locations throughout North America, Australasia, and Europe and, therefore, has limited exposure from credit losses to any particular customer, region, or industry segment. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.
The Company's operations are vulnerable to the reduced economic activity caused by the COVID-19 outbreak, which was declared a pandemic in March 2020. The extent to which the COVID-19 pandemic impacts the Company will depend on numerous factors and future developments that the Company cannot predict, including the severity of the virus; the occurrence of additional waves or spikes in infection rates; the duration of the outbreak; governmental, business or other actions taken in response to the pandemic and the efficacy of these actions, including partial or complete shut downs, travel restrictions, and stay-at-home orders among other actions; the effectiveness and distribution of COVID-19 vaccines; and impacts on the Company's supply chain, its ability to keep operating locations open, and on customer demand. The Company benefited from various forms of government economic assistance including certain temporary subsidies that were received in 2020, which have been classified as a reduction of selling, administrative and other expenses. The Company has evaluated subsequent events through the date the financial statements were issued.
On June 30, 2020, the Company completed the divestiture of its Business Products Group. Refer to the acquisitions, divestitures and discontinued operations footnote for more information. The Company's results of operations for the Business Products Group are reported as discontinued operations and all information related to the discontinued operations has been excluded from the notes to the consolidated financial statements for all periods presented. Net (loss) income from discontinued operations for each period includes all costs that are directly attributable to these businesses and excludes certain corporate overhead costs that were previously allocated.
Principles of Consolidation
The consolidated financial statements include all of the accounts of the Company. The net income attributable to noncontrolling interests is not material to the Company’s consolidated net income. Intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates and the differences could be material. If the pandemic persists or worsens, the estimates and assumptions management made as of December 31, 2020 could change, and it is reasonably possible such changes could be significant.
Revenue Recognition
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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

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
Trade Accounts Receivable and the Allowance for Doubtful Accounts
The Company evaluates the collectability of trade accounts receivable based on a combination of factors. The Company estimates an allowance for doubtful accounts as a percentage of net sales based on various factors, including historical experience, current economic conditions and future expected credit losses and collectability trends. The Company will periodically adjust this estimate when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2020, 2019, and 2018, the Company recorded provisions for doubtful accounts of approximately $23,577, $13,876, and $15,929, respectively. At December 31, 2020 and 2019, the allowance for doubtful accounts was approximately $36,622 and $35,047, respectively.
Merchandise Inventories, Including Consideration Received From Vendors
Merchandise inventories are valued at the lower of cost or net realizable value. Cost is determined by the last-in, first-out ("LIFO") method for a majority of U.S. automotive and industrial parts, and generally by the first-in, first-out ("FIFO") method for non-U.S. and certain other inventories. If the FIFO method had been used for all inventories, cost would have been approximately $524,400 and $531,800 higher than reported at December 31, 2020 and 2019, respectively. During 2020 and 2019, reductions in industrial parts inventories resulted in liquidations of LIFO inventory layers, which reduced cost of goods sold by approximately $15,500 and $10,400, respectively.
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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

The Company enters into agreements at the beginning of each year with many of its vendors that provide for inventory purchase incentives. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of these incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes the Company will continue to receive consideration from vendors in 2021 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future.
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
To perform a quantitative test, the Company calculates the fair value of the reporting unit and compares that amount to the reporting unit's carrying value. The Company typically calculates the fair value by using a combination of a market approach and an income approach that is based on a discounted cash flow model. The assumptions used in the market approach generally include benchmark company market multiples and the assumptions used in the income approach generally include the projected cash flows of the reporting unit, which are based on projected revenue growth rates and operating margins, and the estimated weighted average cost of capital, working capital and terminal value. The Company uses inputs and assumptions it believes are consistent with those a hypothetical marketplace participant would use. The Company recognizes goodwill impairment (if any) as the excess of the reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
Refer to the goodwill and other intangible assets footnote for further information on the results of the Company's annual goodwill impairment testing.
Long-Lived Assets Other Than Goodwill
The Company assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. Impairment losses, if any, are measured based upon the difference between the carrying amount and the fair value of the assets. For the years ended December 31, 2020 and 2019, the Company recognized long-lived asset impairments of $6,243 and $5,408, respectively, related to certain assets expected to be abandoned in connection with the 2019 Cost Savings Plan (refer to the restructuring footnote for more information).

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

Other Assets
Other assets consist primarily of cash surrender value of life insurance policies, debt securities, equity method and other investments, guarantee fees receivable, and deferred compensation benefits.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation and amortization are primarily determined on a straight-line basis over the following estimated useful lives of each asset: buildings, 10 to 40 years; machinery and equipment, 5 to 15 years; and the shorter of lease term or useful life for leasehold improvements.
Other Current Liabilities
Other current liabilities consist primarily of current lease obligations, reserves for sales returns expected within the next year, accrued compensation, accrued income and other taxes, and other reserves for expenses incurred.
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
Legal and Product Liabilities
The Company accrues for potential losses related to legal disputes, litigation, product liabilities, and regulatory matters when it is probable (the future event or events are likely to occur) that the Company will incur a loss and the amount of the loss can be reasonably estimated.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

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
Fair Value Measurements
Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. Additionally, ASC 820, Fair Value Measurements, defines levels within a hierarchy based upon observable and non-observable inputs.
•Level 1. Observable inputs such as quoted prices in active markets;
•Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions
At December 31, 2020 and 2019, the fair value of the Company's senior unsecured notes was approximately $2,680,545 and $2,013,542, respectively, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.
Derivative instruments are recognized in the consolidated balance sheets at fair value and are designated as Level 2 in the fair value hierarchy. They are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analyses of goodwill, other intangible assets, and long-lived assets. These involve fair value measurements on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings under the line of credit approximate their respective fair values based on the short-term nature of these instruments.
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
Shipping and Handling Costs
Shipping and handling costs are classified as selling, administrative and other expenses in the accompanying consolidated statements of income and totaled approximately $301,900, $303,900, and $278,500, for the years ended December 31, 2020, 2019, and 2018, respectively.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

Advertising Costs
Advertising costs are expensed as incurred and totaled $193,900, $201,600, and $203,500 in the years ended December 31, 2020, 2019, and 2018, respectively.
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
Net Income from Continuing Operations per Common Share
Basic net income from continuing operations per common share is computed by dividing net income from continuing operations by the weighted average number of common shares outstanding during the year. The computation of diluted net income from continuing operations per common share includes the dilutive effect of stock options, stock appreciation rights and nonvested restricted stock awards options. Options to purchase approximately 1,602, 210, and 1,490 shares of common stock ranging from $72 - $105 per share were outstanding at December 31, 2020, 2019, and 2018, respectively. These options were excluded from the computation of diluted net income from continuing operations per common share because the options’ exercise prices were greater than the average market prices of common stock in each respective year.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standard Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs and any not listed below were assessed and determined to be not applicable or are expected to have a minimal impact on the Company's consolidated financial statements.
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
Compensation - Retirement Benefits (Topic 715)
In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans. The updated accounting guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing, adding and clarifying certain disclosures. The Company adopted this new accounting standard on January 1, 2020 on a retrospective basis. The adoption of this ASU did not have an impact on the Company’s financial position, results of operations, or cash flows.
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
Intangibles - Goodwill and Other (Topic 350)
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill by eliminating the second step from the goodwill impairment test. ASU 2017-04 requires applying a one-step quantitative test and recording the amount of goodwill impairment as the excess of the reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 does not amend the optional qualitative assessment of goodwill impairment. The Company adopted ASU 2017-04 as of October 1, 2019 and performed its annual evaluation of goodwill in accordance with this standard.
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
December 31, 2020

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
2. Accumulated Other Comprehensive Loss
The following tables present the changes in accumulated other comprehensive loss (“AOCL”) by component:

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2020	$(704,415)	$(20,671)	$(416,222)	$(1,141,308)
Other comprehensive income (loss) before reclassifications	(17,343)	(21,509)	91,239	52,387
Amounts reclassified from accumulated other comprehensive loss	28,890	12,173	11,356	52,419
Net current period other comprehensive income (loss)	11,547	(9,336)	102,595	104,806
Ending balance, December 31, 2020	$(692,868)	$(30,007)	$(313,627)	$(1,036,502)

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2019	$(626,322)	$(4,632)	$(484,124)	$(1,115,078)
Other comprehensive income (loss) before reclassifications	22,120	(18,419)	33,201	36,902
Amounts reclassified from accumulated other comprehensive loss (1)	22,313	2,380	34,701	59,394
Net current period other comprehensive income (loss)	44,433	(16,039)	67,902	96,296
Cumulative effect from adoption of ASU 2018-02	(122,526)	—	—	(122,526)
Ending balance, December 31, 2019	$(704,415)	$(20,671)	$(416,222)	$(1,141,308)
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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

3. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the years ended December 31, 2020 and 2019 by reportable segment, as well as other identifiable intangible assets, are summarized as follows:

	Goodwill
	Automotive	Industrial	Total	Other Intangible Assets, Net
Balance as of January 1, 2019	$1,721,823	$324,997	$2,046,820	$1,327,898
Additions	194,561	185,679	380,240	340,799
Divestitures	(294)	(115,437)	(115,731)	(89,030)
Amortization	—	—	—	(92,206)
Impairments	—	—	—	(2,194)
Foreign currency translation	(18,595)	785	(17,810)	6,830
Balance as of December 31, 2019	1,897,495	396,024	2,293,519	1,492,097
Additions	15,061	5,261	20,322	21,890
Amortization	—	—	—	(94,962)
Impairments	(506,721)	—	(506,721)	—
Foreign currency translation	99,688	10,669	110,357	79,232
Balance as of December 31, 2020	$1,505,523	$411,954	$1,917,477	$1,498,257
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
The European reporting unit’s fair value was calculated using a combination of both income and market approaches and involved significant unobservable inputs (Level 3 inputs). The assumptions used in the income approach include projected revenue growth rates, operating margins, the estimated weighted average cost of capital and terminal value. The weighted-average cost of capital used in the income approach was adjusted to reflect the specific risks and uncertainties associated with the COVID-19 pandemic in developing the cash flow projections. The assumptions used in the market approach include benchmark company market multiples. The Company used inputs and assumptions it believed are consistent with those a hypothetical marketplace participant would use.
The Company completed its annual qualitative goodwill assessment as of October 1, 2020. Based on the Company's assessment, which included reviewing historical revenue and operating profit growth trends and evaluating the inputs to a weighted average cost of capital, the Company has determined that it is not more likely than not that the goodwill is impaired for all reporting units.
Should actual results differ from certain key assumptions used in the interim or annual impairment tests, including revenue and operating margin growth rates, which are both impacted by economic conditions, or should other key impairment testing assumptions change in subsequent periods, there can be no assurance that goodwill at one or more reporting units may not be impaired.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

The gross carrying amounts and accumulated amortization relating to other intangible assets at December 31, 2020 and 2019 are as follows:

	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,578,153	$(388,120)	$1,190,033	$1,481,470	$(287,851)	$1,193,619
Trademarks	358,253	(50,227)	308,026	334,643	(36,501)	298,142
Non-competition agreements	5,719	(5,521)	198	5,268	(4,932)	336
	$1,942,125	$(443,868)	$1,498,257	$1,821,381	$(329,284)	$1,492,097

Amortization expense for other intangible assets totaled $94,962, $92,206, and $83,489 for the years ended December 31, 2020, 2019, and 2018, respectively. Estimated other intangible assets amortization expense for the succeeding five years is as follows:

2021	$100,630
2022	100,623
2023	99,984
2024	99,236
2025	98,915
$499,388

4. Property, Plant and Equipment
Property, plant and equipment as of December 31, 2020 and December 31, 2019, consisted of the following:

	2020	2019
Land	$131,117	$128,353
Buildings and leasehold improvements	899,723	779,124
Machinery, equipment and other	1,529,298	1,466,899
Property, plant and equipment, at cost	2,560,138	2,374,376
Less: accumulated depreciation	1,398,095	1,200,688
Property, plant and equipment, net	$1,162,043	$1,173,688

5. Debt
The principal amounts of the Company’s borrowings subject to variable rates (after consideration of hedging arrangements) totaled approximately $114,002 and $554,902 at December 31, 2020 and 2019, respectively. The weighted average interest rate on the Company’s outstanding borrowings was approximately 2.65% and 2.18% at December 31, 2020 and 2019, respectively.
Certain borrowings require the Company to comply with a financial covenant with respect to a maximum debt to Adjusted EBITDA ratio. At December 31, 2020, the Company was in compliance with all such covenants. Due to the workers’ compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of approximately $69,899 and $65,322 outstanding at December 31, 2020 and 2019, respectively.
On October 27, 2020, the Company issued $500,000 aggregate principal amount of 1.875% Senior Unsecured Notes due 2030 at a price to the public of 99.069% of their face value with U.S. Bank National Association as trustee. Interest on the 1.875% Senior Unsecured Notes due 2030 is payable semi-annually on May 1 and November 1 of each year, which begins on May 1, 2021, and is computed on the basis of a 360-day year.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

On October 30, 2020, the Company entered into a new $1.5 billion Syndicated Facility Agreement (the "October 30, 2020 Syndicated Facility"). Simultaneously with the entry into the October 30, 2020 Syndicated Facility, the Company terminated and paid in full all outstanding indebtedness under the previous October 30, 2017 Syndicated Facility and repaid the existing term loan A facility.
Amounts outstanding under the Company’s credit facilities, net of debt issuance costs consist of the following:

	December 31, 2020	December 31, 2019
Unsecured Revolving Credit Facility, $1,500,000, LIBOR plus 1.50% variable, due October 30, 2025	$—	$—
Unsecured Revolving Credit Facility, $1,500,000, LIBOR plus 1.50% variable, due October 30, 2022 (Terminated as of October 30, 2020)	—	477,873
Unsecured Term Loan A, $1,100,000, LIBOR plus 1.50% variable, due October 30, 2022	—	962,500
October 27, 2020, Senior Unsecured Notes, $500,000, 1.875% fixed, due November 1, 2030	500,000	—
July 29, 2016, Series G Senior Unsecured Notes, $50,000, 3.14% fixed, due July 29, 2021	50,000	50,000
December 2, 2013, Series F Senior Unsecured Notes, $250,000, 3.74% fixed, due December 2, 2023	250,000	250,000
June 30, 2019, Series A Senior Unsecured Notes, A$155,000, 3.60% fixed, due June 30, 2024	119,133	108,422
October 30, 2017, Series J Senior Unsecured Notes, €225,000, 1.90% fixed, due October 30, 2024	276,773	252,000
June 30, 2019, Series B Senior Unsecured Notes, A$155,000, 3.93% fixed, due June 30, 2026	119,133	108,422
November 30, 2016, Series H Senior Unsecured Notes, $250,000, 3.74% fixed, due November 30, 2026	250,000	250,000
October 30, 2017, Series K Senior Unsecured Notes, €250,000, 2.31% fixed, due October 30, 2027	307,525	280,000
October 30, 2017, Series I Senior Unsecured Notes, $120,000, 4.20% fixed, due October 30, 2027	120,000	120,000
May 31, 2019, Series A Senior Unsecured Notes, €50,000, 2.05% fixed, due May 31, 2029	61,505	56,000
October 30, 2017, Series L Senior Unsecured Notes, €125,000, 2.52% fixed, due October 30, 2029	153,762	140,000
May 31, 2019, Series B Senior Unsecured Notes, €100,000, 2.24% fixed, due May 31, 2031	123,010	112,000
October 30, 2017, Series M Senior Unsecured Notes, €100,000, 2.82% fixed, due October 30, 2032	123,010	112,000
May 31, 2019, Series C Senior Unsecured Notes, €100,000, 2.45% fixed, due May 31, 2034	123,010	112,000
Other unsecured debt	114,002	40,340
Total unsecured debt	2,690,863	3,431,557
Unamortized debt issuance costs	(9,136)	(5,458)
Unamortized discounts	(4,582)	—
Total debt	2,677,145	3,426,099
Less debt due within one year	160,531	624,043
Long-term debt, excluding current portion	$2,516,614	$2,802,056

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

 Approximate maturities under the Company’s credit facilities are as follows:

2021	$162,429
2022	1,573
2023	250,000
2024	395,906
2025	—
Thereafter	1,880,955
$2,690,863

6. Accounts Receivable Sales Agreement
On May 29, 2020 the Company entered into an agreement (the “A/R Sales Agreement”) to sell short-term receivables from certain customer trade accounts to an unaffiliated financial institution. The A/R Sales Agreement has a 364 day term, which the Company intends to renew each year.
As part of the A/R Sales Agreement, the Company continuously sells designated pools of receivables as they are originated by it and certain U.S. subsidiaries to a separate bankruptcy-remote special purpose entity (“SPE”). The assets of the SPE would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company controls and therefore consolidates the SPE in its consolidated financial statements.
At the inception of the A/R Sales Agreement, the SPE transferred ownership and control of approximately $500,000 in receivables that met certain qualifying conditions to the unaffiliated financial institution in exchange for cash. On October 29, 2020 the Company transferred ownership and control of an additional $300,000 in receivables under the A/R Sales Agreement bringing the total to $800,000. The Company accounts for transactions with the unaffiliated financial institution as sales of financial assets, with the associated receivables derecognized from the Company's consolidated balance sheet. The remaining receivables held by the special purpose subsidiary were pledged to secure the collectability of the sold receivables. The amount of receivables pledged as collateral as of December 31, 2020 is approximately $771,000.
The Company continues to be involved with the receivables transferred by the SPE to the unaffiliated financial institution by providing collection services. As cash is collected on sold receivables, the SPE continuously transfers ownership and control of new qualifying receivables to the unaffiliated financial institution so that the total principal amount outstanding of receivables sold is approximately $800,000 at any point in time (which is the maximum amount allowed under the amended agreement). The future amount of receivables outstanding as sold could decrease, based on the level of activity and other factors.
The following table summarizes the activity and amounts outstanding under the A/R Sales Agreement as of period end:

December 31, 2020
Receivables sold to the financial institution and derecognized since inception	$3,928,024
Cash collected on sold receivables since inception	$3,128,023
Total principal amount outstanding of receivables sold at period end	$800,001
Cash activity related to the A/R Sales Agreement is presented in cash from operating activities in the consolidated statement of cash flows. The SPE incurs fees due to the unaffiliated financial institution related to the accounts receivable sales transactions. Those fees, which are immaterial, are recorded within other non-operating (income) expenses in the consolidated statements of income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institution any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of December 31, 2020 is not material. The servicing liability related to the Company's collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

7. Derivatives and Hedging
The following table summarizes the location and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships:

		December 31, 2020		December 31, 2019
Instrument	Balance sheet location	Notional	Balance	Notional	Balance
Cash flow hedges:
Interest rate swaps	Other current liabilities	$—	$—	$800,000	$24,792
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$800,000	$7,668	$925,810	$39,965
Forward contracts	Other current liabilities	$360,990	$19,442	$—	$—
Foreign currency debt	Long-term debt	€700,000	$861,070	€700,000	$784,000
Cash Flow Hedges
The Company uses interest rate swaps to mitigate variability in forecasted interest payments on a portion of the Company’s U.S. dollar-denominated unsecured variable rate debt. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate interest payment. The Company designates the interest rate swaps as qualifying hedging instruments and accounts for them as cash flow hedges. On May 1, 2020, the Company dedesignated its interest rate swaps and modified them to match the terms of its modified debt agreement and as a result the $48,492 payable as of that date was deemed a financing transaction. The Company redesignated the portion of the modified interest rate swap that is not related to the financing agreement as a qualifying hedging instrument. Gains and losses from fair value adjustments on the qualifying hedging instruments are initially classified in AOCL and are reclassified to interest expense on the dates interest payments are accrued. On October 30, 2020 the Company terminated its interest rate swaps and settled the outstanding balances through cash payments totaling $41,000, which were primarily classified in financing activities on the Consolidated Statement of Cash Flows because they primarily related to the financing agreement. The remaining amount in AOCL is being amortized to interest expense on a straight-line basis over the remaining life of the hedged instrument.
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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

The table below presents pre-tax gains and losses related to cash flow hedges and net investment hedges:

	(Loss) Gain Recognized in AOCL Before Reclassifications			Gain Recognized in Interest Expense For Excluded Components
	2020	2019	2018	2020	2019	2018
Year Ended December 31,
Cash Flow Hedges:
Interest rate contract	$(29,464)	$(21,972)	$(7,896)	$—	$—	$—
Net Investment Hedges:
Cross-currency swap	—	2,936	6,006	—	2,294	6,740
Forward contracts	(85,390)	20,679	—	27,146	17,892	—
Foreign currency debt	(77,070)	17,010	38,850	—	—	—
Total	$(191,924)	$18,653	$36,960	$27,146	$20,186	$6,740
Amounts reclassified from accumulated other comprehensive loss to interest expense for the periods presented were not material.
8. Leased Properties
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
The table below presents the locations of the operating lease assets and liabilities on the consolidated balance sheets:

	Balance Sheet Line Item	December 31, 2020	December 31, 2019
Operating lease assets	Operating lease assets	$1,038,877	$995,667

Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	$270,739	$255,207
Noncurrent operating lease liabilities	Operating lease liabilities	789,294	756,519
Total operating lease liabilities		$1,060,033	$1,011,726
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
The Company's weighted average remaining lease term and weighted average discount rate for operating leases are:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term (in years)	5.35	5.50
Weighted average discount rate	2.47%	2.82%

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2020:

2021	$295,841
2022	252,303
2023	188,357
2024	128,278
2025	81,625
Thereafter	186,135
Total undiscounted future minimum lease payments	1,132,539
Less: Difference between undiscounted lease payments and discounted operating lease liabilities	72,506
Total operating lease liabilities	$1,060,033
Future minimum lease payments include $60,198 related to options to extend lease terms that are reasonably certain of being exercised.
The table below presents operating lease costs and supplemental cash flow information related to leases:

	2020	2019
Operating lease costs	$313,315	$310,028
Cash paid for amounts included in the measurement of operating lease liabilities	$323,336	$311,170
Operating lease assets obtained in exchange for new operating lease liabilities	$302,114	$330,103

Operating lease costs (as defined under ASU 2016-02) are included within selling, administrative and other expenses on the consolidated statements of income. Short-term lease costs, variable lease costs and sublease income were not material for the periods presented.

Rental expense for operating leases (as defined prior to the adoption of ASU 2016-02) was approximately $334,000 for the year ended December 31, 2018.

Cash paid for amounts included in the measurement of operating lease liabilities is included in operating activities in the condensed consolidated statements of cash flows.

9. Share-Based Compensation
Share-based compensation costs of $22,621, $28,703, and $17,737, were recorded for the years ended December 31, 2020, 2019, and 2018, respectively. The total income tax benefits recognized in the consolidated statements of income for share-based compensation arrangements were approximately $6,108, $8,700, and $5,600 for 2020, 2019, and 2018, respectively. At December 31, 2020, total compensation cost related to nonvested awards not yet recognized was approximately $33,754. There have been no modifications to valuation methodologies or methods during the years ended December 31, 2020, 2019, or 2018.
As of December 31, 2020, there were 7,601 shares of common stock available for issuance pursuant to future equity-based compensation awards.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

A summary of the Company’s restricted stock units activity and related information is as follows:

Nonvested Share Awards (RSUs)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested at beginning of year	677	$95
Granted	426	$72
Vested	(89)	$89
Forfeited	(160)	$92
Nonvested at end of year	854	$85	1.9	$85,775

A summary of the Company’s stock appreciation rights activity and related information is as follows:

Stock Appreciation Rights (SARs)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	2,154	$88
Granted	—	$—
Exercised	(331)	$80
Forfeited	(36)	$94
Outstanding at end of year	1,787	$89	3.5	$20,515
Exercisable at end of year	1,787	$89	3.5	$20,515

The aggregate intrinsic value of SARs and RSUs exercised during the years ended December 31, 2020, 2019, and 2018 was $14,417, $36,200 and $32,600, respectively. The fair value of RSUs is based on the 60-day average price of the Company's stock on the date of grant for the year ended December 31, 2020. The fair value of RSUs is based on the price of the Company’s stock on the date of grant for the years ended December 31, 2019 and 2018. The fair value of SARs is estimated using a Black-Scholes option pricing model. The Company ceased issuing SARs in 2017. The total fair value of SARs and RSUs vested during the years ended December 31, 2020, 2019, and 2018 were $10,014, $26,200, and $20,800, respectively.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

10. Income Taxes
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2020	2019
Deferred tax assets related to:
Expenses not yet deducted for tax purposes	$343,308	$271,358
Operating lease liabilities	289,114	281,853
Pension liability not yet deducted for tax purposes	257,526	261,909
Capital loss	10,875	18,317
Net operating loss	56,028	43,932
	956,851	877,369
Deferred tax liabilities related to:
Employee and retiree benefits	226,356	215,899
Inventory	90,213	92,577
Operating lease assets	282,486	274,630
Other intangible assets	365,825	343,649
Property, plant and equipment	73,333	63,518
Other	29,961	38,936
	1,068,174	1,029,209
Net deferred tax liability before valuation allowance	(111,323)	(151,840)
Valuation allowance	(35,930)	(35,282)
Total net deferred tax liability	$(147,253)	$(187,122)
The Company currently holds approximately $213,504 in net operating losses, of which approximately $156,144 will carry forward indefinitely. The remaining net operating losses of approximately $57,360 will begin to expire in 2024.
The components of income before income taxes are as follows:

	2020	2019	2018
United States	$706,594	$613,910	$712,951
Foreign	(327,226)	245,373	281,687
Income before income taxes	$379,368	$859,283	$994,638
The components of income tax expense are as follows:

	2020	2019	2018
Current:
Federal	$130,680	$162,883	$130,144
State	35,474	45,488	36,457
Foreign	77,541	60,376	76,910
Deferred:
Federal	2,048	(21,617)	13,295
State	801	(11,273)	5,427
Foreign	(30,571)	(23,049)	(17,129)
	$215,973	$212,808	$245,104

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

The reasons for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

	2020	2019	2018
Statutory rate applied to income (1)	$79,667	$180,449	$208,874
Plus state income taxes, net of Federal tax benefit	28,658	27,030	33,088
Taxation of foreign operations, net (2)	(9,072)	(17,663)	(7,862)
U.S. tax reform - transition tax (3)	—	4,492	4,875
U.S. tax reform - deferred tax remeasurement (3)	—	—	424
Non-deductible goodwill impairment tax effect	106,411	—	—
Foreign rate change - deferred tax remeasurement	9,045	6,215	(1,461)
Book tax basis difference in investment	—	—	(11,944)
Valuation allowance	1,995	4,503	20,505
Other	(731)	7,782	(1,395)
	$215,973	$212,808	$245,104
(1)U.S. statutory rates applied to income are as follows: 2020, 2019 and 2018 at 21%.
(2)The Company's effective tax rate reflects the net benefit of having operations outside of the U.S. which are taxed at statutory rates different from the U.S. statutory rate, with some income being fully or partially exempt from income taxes due to various operating and financing activities.
(3)Impact of the Tax Cuts and Jobs Act, enacted December 22, 2017.
The Company accounts for Global Intangible Low Taxed income in the year the tax is incurred as a period cost.
The Company, or one of its subsidiaries, files income tax returns in the U.S., various states, and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2017 or subject to non-United States income tax examinations for years ended prior to 2013. The Company is currently under audit in the U.S. and some of its foreign jurisdictions. Some audits may conclude in the next 12 months and the unrecognized tax benefits recorded in relation to the audits may differ from actual settlement amounts. It is not possible to estimate the effect, if any, of the amount of such change during the next 12 months to previously recorded uncertain tax positions in connection with the audits. The Company does not anticipate that total unrecognized tax benefits will significantly change in the next 12 months.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2020	2019	2018
Balance at beginning of year	$21,461	$18,428	$14,697
Additions based on tax positions related to the current year	3,771	3,701	2,034
Additions for tax positions of prior years	3,480	620	4,787
Reductions for tax positions for prior years	(1,382)	(965)	(725)
Reduction for lapse in statute of limitations	(3,765)	—	(2,338)
Settlements	(328)	(323)	(27)
Balance at end of year	$23,237	$21,461	$18,428
The amount of gross unrecognized tax benefits, including interest and penalties, as of December 31, 2020 and 2019 was approximately $25,870 and $24,347, respectively, of which approximately $21,426 and $18,286, respectively, if recognized, would affect the effective tax rate.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

During the years ended December 31, 2020, 2019, and 2018, the Company paid, received refunds, or accrued insignificant amounts of interest and penalties. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.
As of December 31, 2020, the Company estimates that it has an outside basis difference in certain foreign subsidiaries of approximately $520,000, which includes the cumulative undistributed earnings from the Company's foreign subsidiaries. The Company continues to be indefinitely reinvested in this outside basis difference. Determining the amount of net unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practicable. This is due to the complexities associated with the calculation to determine residual taxes on the undistributed earnings, including the availability of foreign tax credits, applicability of any additional local withholding tax and other indirect tax consequences that may arise due to the distribution of these earnings.
11. Employee Benefit Plans
The Company’s defined benefit pension plans cover employees in the U.S., Canada, and Europe who meet eligibility requirements. The plan covering U.S. employees is noncontributory, and the Company implemented a hard freeze for the U.S. qualified defined benefit plan as of December 31, 2013. No further benefits were provided after this date for additional credited service or earnings, and all participants became fully vested as of December 31, 2013. The Canadian plan is contributory, and benefits are based on career average compensation. The Company’s funding policy is to contribute an amount equal to the minimum required contribution under applicable pension legislation. For the plans in the U.S. and Canada, the Company may increase its contribution above the minimum, if appropriate to its tax and cash position and the plans’ funded position. The European plans are funded in accordance with local regulations.
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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

Changes in benefit obligations for the years ended December 31, 2020 and 2019 were:

	2020	2019
Changes in benefit obligation
Benefit obligation at beginning of year	$2,496,600	$2,278,043
Service cost	12,105	9,558
Interest cost	83,732	97,441
Plan participants’ contributions	1,864	2,246
Actuarial loss	218,534	246,352
Foreign currency exchange rate changes	9,394	9,073
Gross benefits paid	(144,508)	(119,789)
Plan amendments	—	3,327
Curtailments	(472)	(6,569)
Settlements	—	(67,831)
Special termination costs	—	42,757
Acquired plans	1,717	1,992
Benefit obligation at end of year	$2,678,966	$2,496,600
The benefit obligations for the Company’s U.S. pension plans included in the above were $2,373,884 and $2,228,066 at December 31, 2020 and 2019, respectively. The total accumulated benefit obligation for the Company’s defined benefit pension plans in the U.S., Canada, and Europe was approximately $2,649,418 and $2,466,322 at December 31, 2020 and 2019, respectively.
For the U.S. pension plan, there was a net actuarial liability loss of $175,200 and an asset gain of $184,200. The liability loss was comprised primarily of a $173,000 loss due to discount rate changes. For the U.S. supplemental retirement plan, there was a net actuarial liability loss of $20,300 comprised primarily of a $21,400 loss due to discount rate changes.
In 2019, the Company recorded $42,757 in special termination costs related to benefits provided through the Company's defined benefit plans to employees that accepted the voluntary retirement program (“VRP”) as part of the Company's 2019 Cost Savings Plan. Refer to the restructuring footnote for more information.
The assumptions used to measure the pension benefit obligations for the plans at December 31, 2020 and 2019, were:

	2020	2019
Weighted average discount rate	2.72%	3.43%
Rate of increase in future compensation levels	3.11%	3.13%

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

Changes in plan assets for the years ended December 31, 2020 and 2019 were:

	2020	2019
Changes in plan assets
Fair value of plan assets at beginning of year	$2,311,227	$2,043,379
Actual return on plan assets	347,560	427,597
Foreign currency exchange rate changes	7,451	9,826
Employer contributions	21,765	15,799
Plan participants’ contributions	1,864	2,246
Benefits paid	(144,508)	(119,789)
Settlements	—	(67,831)
Fair value of plan assets at end of year	$2,545,359	$2,311,227
The fair values of plan assets for the Company’s U.S. pension plans included in the above were $2,258,246 and $2,051,474 at December 31, 2020 and 2019, respectively.
For the years ended December 31, 2020 and 2019, the aggregate projected benefit obligation and aggregate fair value of plan assets for plans with projected benefit obligations in excess of plan assets were as follows:

	2020	2019
Aggregate projected benefit obligation	$328,517	$298,565
Aggregate fair value of plan assets	$45,728	$39,672
For the years ended December 31, 2020 and 2019, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were as follows:

	2020	2019
Aggregate accumulated benefit obligation	$290,271	$270,230
Aggregate fair value of plan assets	$34,164	$39,672
The asset allocations for the Company’s funded pension plans at December 31, 2020 and 2019, and the target allocation for 2021, by asset category were:

	Target Allocation	Percentage of Plan Assets at December 31
	2021	2020	2019
Asset Category
Equity securities	68%	70%	70%
Debt securities	32%	30%	30%
	100%	100%	100%
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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

The fair values of the plan assets as of December 31, 2020 and 2019, by asset category, are shown in the tables below. Various inputs are considered when determining the value of the Company’s pension plan assets. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Level 1 represents observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 represents other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.). Level 3 represents significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments). Certain investments are measured at fair value using the net asset value ("NAV") per share as a practical expedient and have not been classified in the fair value hierarchy.
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

	2020
	Total	Assets Measured at NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Securities
Common stocks — mutual funds — equity	$586,196	$204,303	$381,893	$—	$—
Genuine Parts Company common stock	202,711	—	202,711	—	—
Other stocks	989,258	—	989,258	—	—

Debt Securities
Short-term investments	30,746	—	30,746	—	—
Cash and equivalents	18,631	—	18,631	—	—
Government bonds	257,221	—	192,288	64,933	—
Corporate bonds	393,450	—	—	393,450	—
Asset-backed and mortgage-backed securities	10,161	—	—	10,161	—
Other-international	39,992	—	37,041	2,951	—
Municipal bonds	14,724	—	—	14,724	—
Mutual funds—fixed income	—	—	—	—	—

Other
Cash surrender value of life insurance policies	2,269	—	—	—	2,269
Total	$2,545,359	$204,303	$1,852,568	$486,219	$2,269

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

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

Equity securities include Genuine Parts Company common stock in the amounts of $202,711 (8% of total plan assets) and $214,418 (9% of total plan assets) at December 31, 2020 and 2019, respectively. Dividend payments received by the plan on Company stock totaled approximately $6,378 and $6,156 in 2020 and 2019, respectively. Fees paid during the year for services rendered by parties in interest were based on customary and reasonable rates for such services.
The changes in the fair value measurement of plan assets using significant unobservable inputs (Level 3) during 2020 and 2019 were not material.
Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2021 pension income is 6.88% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.
The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31:

	2020	2019
Other long-term asset	$149,182	$73,520
Other current liability	(17,572)	(11,692)
Pension and other post-retirement liabilities	(265,216)	(247,201)
	$(133,606)	$(185,373)

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

Amounts recognized in accumulated other comprehensive loss consist of:

	2020	2019
Net actuarial loss	$939,290	$952,133
Prior service cost	8,648	9,343
	$947,938	$961,476
The following table reflects the total benefits expected to be paid from the pension plans’ or the Company’s assets. Of the pension benefits expected to be paid in 2021, approximately $17,574 is expected to be paid from employer assets. Expected employer contributions below reflect amounts expected to be contributed to funded plans. Information about the expected cash flows for the pension plans follows:

Employer contribution
2021 (expected)	$5,724
Expected benefit payments:
2021	$136,183
2022	$134,054
2023	$137,788
2024	$140,987
2025	$144,405
2026 through 2030	$741,572
Net periodic benefit income included the following components:

	2020	2019	2018
Service cost	$12,105	$9,558	$10,410
Interest cost	83,732	97,441	88,247
Expected return on plan assets	(154,111)	(154,137)	(154,006)
Amortization of prior service cost (credit)	692	(67)	(147)
Amortization of actuarial loss	39,613	31,000	39,721
Net periodic benefit income	$(17,969)	$(16,205)	$(15,775)
Service cost is recorded in selling, administrative and other expenses in the consolidated statements of income while all other components except for special termination costs are recorded within other non-operating expenses (income). The special termination costs incurred in connection with the 2019 Cost Savings Plan are presented on their own line within non-operating expenses (income).
Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	2020	2019	2018
Current year actuarial loss (gain)	$24,613	$(33,677)	$117,867
Recognition of actuarial loss	(39,613)	(31,000)	(39,721)
Current year prior service cost	—	3,327	—
Recognition of prior service (cost) credit	(692)	67	147
Recognition of curtailment gain (loss)	435	(155)	—
Other	—	(50)	—
Total recognized in other comprehensive (loss) income	$(15,257)	$(61,488)	$78,293
Total recognized in net periodic benefit income and other comprehensive (loss) income	$(33,226)	$(77,693)	$62,518

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

The assumptions used in measuring the net periodic benefit income for the plans follow:

	2020	2019	2018
Weighted average discount rate	3.43%	4.36%	3.70%
Rate of increase in future compensation levels	3.13%	3.14%	3.11%
Expected long-term rate of return on plan assets	7.11%	7.12%	7.14%
The Company has one defined contribution plan in the U.S. that covers substantially all of its domestic employees. Employees receive a matching contribution of 100% of the first 5% of the employees’ salary. Total plan expense was approximately $54,885 in 2020, $64,990 in 2019, and $62,335 in 2018.
The Company has a defined contribution plan that covers full-time Canadian employees after six months of employment and part-time employees upon meeting provincial minimum standards. Employees receive a matching contribution of 100% of the first 5% of the employees’ salary. Total plan expense was approximately $4,486 in 2020 and $4,433 in 2019.
12. Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores and businesses (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates but receives a fee for the guarantees. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded that the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio and certain limitations on additional borrowings. At December 31, 2020, the Company was in compliance with all such covenants.
At December 31, 2020, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $884,721. These loans generally mature over periods from one to six years. The Company regularly monitors the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents and affiliates that participate in the guarantee programs. In the event that the Company is required to make payments in connection with these guarantees, the Company would obtain and liquidate certain collateral pledged by the independents or affiliates (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. The Company recognizes a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings and the current expected credit loss reserve is not material. As of December 31, 2020, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
The Company has recognized certain assets and liabilities amounting to $81,000 and $90,000 for the guarantees related to the independents’ and affiliates’ borrowings at December 31, 2020 and 2019, respectively. These assets and liabilities are included in other assets and other long-term liabilities in the consolidated balance sheets. The liabilities relate to the Company's noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from the Company's current expected credit loss reserve.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

13. Commitments and Contingencies
Legal Matters
The Company is subject to various legal proceedings, many involving routine litigation incidental to the businesses, including approximately 1,819 pending product liability lawsuits resulting from its national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts distributed by the Company. The amount accrued for pending and future claims as of December 31, 2020 and 2019 was $169,461 and $146,230, respectively. While litigation of any type contains an element of uncertainty, the Company believes that its insurance coverage and its defense, and ultimate resolution of pending and reasonably anticipated claims will continue to occur within the ordinary course of the Company’s business and that resolution of these claims will not have a material effect on the Company’s business, results of operations or financial condition.
Pending Claims
On April 17, 2017, a jury awarded damages against the Company of $81,500 in a litigated automotive product liability dispute. Through post-trial motions and offsets from previous settlements, the initial verdict was reduced to $77,100. The Company believed the verdict was not supported by the facts or the law and was contrary to the Company’s role in the automotive parts industry. The Company challenged the verdict through an appeal to a higher court. On February 19, 2020, the Washington Court of Appeals issued an order entirely reversing the jury’s finding on damages and ordering a new trial on damages. The plaintiffs subsequently appealed this order to the Washington Supreme Court. On July 7, 2020, the Washington Supreme Court indicated that it would consider a further appeal on this matter and oral arguments occurred on November 10, 2020. A ruling from Washington Supreme Court is expected in 2021. At the time of the filing of these financial statements, based upon the Company’s legal defenses and insurance coverage, the Company does not believe this matter will have a material impact to the consolidated financial statements.
Fire at S.P. Richards Headquarters and Distribution Center
On July 19, 2019, a fire occurred at a building owned by the Company in Atlanta, Georgia, which primarily held the S.P. Richards headquarters office and was connected to its Atlanta distribution center. The Company maintains property and casualty loss insurance coverage. The Company recognized a gain of $13,448 during the year ended December 31, 2020 for insurance recoveries in excess of losses it has incurred on inventory, property, plant and equipment and other fire-related costs. The gain is included within other non-operating expenses (income) on the consolidated statements of income.
14. Acquisitions, Divestitures and Discontinued Operations
Acquisitions
For each acquisition, the Company allocates the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for acquired businesses are included in the Company’s consolidated statements of income beginning on their respective acquisition dates.
2020
The Company acquired several businesses for approximately $86,384, net of cash acquired, during the year ended December 31, 2020. The Company has not recognized any significant measurement period adjustments related to finalizing acquisition accounting during the year ended December 31, 2020.
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
In the Industrial Parts Group, the Company acquired all of the equity interests in Axis New England and Axis New York ("Axis") in March 2019, which generate estimated annual revenue of approximately $55,000, and the remaining 65% equity investment in Inenco Group Pty Ltd (now referred to as Motion Asia Pacific) in July 2019. Motion Asia Pacific is one of Australasia's leading industrial distributors of key product categories such as bearings, power transmission and seals and it generates estimated annual revenues of approximately $400,000. Prior to the 65% acquisition, the Company accounted for its 35% investment in Motion Asia Pacific under the equity method of accounting. Upon acquisition the Company recognized the

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

35% investment at its acquisition-date fair value of $123,385. The difference between the acquisition-date fair value and the carrying amount of the equity method investment resulted in the recognition of a gain of $38,663 on the acquisition date. The acquisition-date fair value was determined using a market and income approach with the assistance of a third party valuation firm. The gain is included in the line item "other" within non-operating expenses (income) on the consolidated statement of income for the year ended December 31, 2019.
The total acquisition date fair value of the consideration transferred for the businesses and of any previously held equity interests was $860,712, net of cash acquired of $16,591, and it consisted of the following:

December 31, 2019
Cash	$732,142
Fair value of 35% investment in Motion Asia Pacific held prior to business combination	123,385
Fair value of other investments held prior to business combination	5,185
Total	$860,712
The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition dates for the aggregate of these businesses.

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
The acquired intangible assets of approximately $340,799 were assigned to customer relationships of $304,302, trademarks of $32,907, and other intangibles of $3,590 with weighted average amortization lives of 16.6, 21.7, and 5.0 years, respectively, for a total weighted average amortization life of 17.0 years.
The goodwill recognized as part of the acquisitions is generally not tax deductible. The goodwill is attributable primarily to the expected synergies and assembled workforces of the acquired businesses.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

2018
For the year ended December 31, 2018, the Company acquired several businesses for approximately $262,510, net of cash acquired. The Company recorded approximately $167,000 of goodwill and other intangible assets associated with the 2018 acquisitions. Other intangible assets acquired consisted of customer relationships of $76,000 with weighted average amortization lives of 15 years.
Divestitures
2020
The Company received proceeds from divestitures of businesses totaling $387,379 during the year ended December 31, 2020. Refer to the discontinued operations section below for additional information.
2019
The Company received proceeds from divestitures of businesses totaling $434,609 during the year ended December 31, 2019. The divestitures are not considered strategic shifts that will have a major effect on the Company’s operations or financial results; therefore, they are not reported as discontinued operations. The Company recognized realized currency losses of $34,701 during the year ended December 31, 2019. These losses are included in the line item "other" within non-operating expenses (income) on the consolidated statement of income for the year ended December 31, 2019.
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
The Company maintains an investment in SPR with a carrying value of $67,601, which is included within other assets on the consolidated balance sheet, as of December 31, 2020. During the three months ended December 31, 2020, the Company recognized an allowance on the investment and corresponding charge of $17,000 equal to the current expected credit losses based on a consideration of historical experience, current market conditions and reasonable and supportable forecasts related to this investment. This charge is included within non-operating expenses (income) on the consolidated statement of income for the year ended December 31, 2020.
The Company also remains involved with SPR for a limited period of time through various lease, sublease, freight distribution and transition service agreements. The Company has concluded that SPR is a variable interest entity, but the Company is not the primary beneficiary and therefore the entity is not consolidated. Among other things, the Company does not have any voting rights and does not have the power to direct the activities that most significantly affect SPR's economic performance. For a limited period of time as SPR completes its transition away from the Company’s shared services platform, the Company

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

continues to pay certain payables on SPR’s behalf and at SPR’s direction with full, weekly reimbursement from SPR under the terms of a transition services agreement.
The Company’s results of operations for discontinued operations were:

	Year Ended December 31,
	2020	2019	2018
Net sales	$846,944	$1,870,071	$1,903,468
Cost of goods sold	632,007	1,413,485	1,439,436
Gross profit	214,937	456,586	464,032
Operating and non-operating expenses	179,461	476,521	383,058
Loss on disposal	223,928	9,048	—
(Loss) income before income taxes	(188,452)	(28,983)	80,974
Income taxes	4,045	(3,593)	20,034
Net (loss) income from discontinued operations	$(192,497)	$(25,390)	$60,940

The Company’s assets and liabilities for discontinued operations, by major class, were:

December 31, 2019
Assets
Trade accounts receivable, net	$194,903
Merchandise inventories, net	387,307
Prepaid expenses and other current assets	132,041
Other intangible assets, net	76,829
Operating lease assets	80,302
Other assets	91,640
Total assets of discontinued operations	$963,022

Liabilities
Trade accounts payable	$158,163
Other current liabilities	59,954
Long-term liabilities	68,906
Total liabilities of discontinued operations	$287,023

15. Segment Data
The Company’s reportable segments consist of automotive and industrial parts. Within the reportable segments, certain of the Company’s operating segments are aggregated since they have similar economic characteristics, products and services, type and class of customers, and distribution methods.
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
Inter-segment sales are not significant. Segment profit for each industry segment is calculated as net sales less operating expenses excluding general corporate expenses, interest expense, equity in income from investees, intangible asset amortization, income attributable to noncontrolling interests and other unallocated amounts that are driven by corporate

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

initiatives. Approximately $327,226 of loss before income taxes for the year ended December 31, 2020 and approximately $245,373 and $281,687 of income before income taxes was generated in jurisdictions outside the U.S. for the years ended 2019, and 2018, respectively. Net sales and net property, plant and equipment by country relate directly to the Company’s operations in the respective country. Corporate assets are principally cash and cash equivalents and headquarters’ facilities and equipment.

	2020	2019	2018
Net sales:
Automotive	$10,860,695	$10,993,902	$10,533,021
Industrial	5,676,738	6,528,332	6,298,584
Total net sales	$16,537,433	$17,522,234	$16,831,605
Segment profit:
Automotive	$867,743	$831,951	$856,014
Industrial	481,854	521,830	487,360
Total segment profit	$1,349,597	$1,353,781	$1,343,374
Interest expense, net	(91,048)	(91,405)	(93,281)
Corporate expense	(149,754)	(140,815)	(137,036)
Intangible asset amortization	(94,962)	(92,206)	(83,489)
Other unallocated costs	(634,465)	(170,072)	(34,930)
Income before income taxes from continuing operations	$379,368	$859,283	$994,638

The following table presents a summary of the other unallocated costs:

	2020	2019	2018
Other unallocated costs:
Goodwill impairment charge (1)	$(506,721)	$—	$—
Restructuring costs (2)	(50,019)	(100,023)	—
Special termination costs (2)	—	(42,757)	—
Realized currency and other divestiture losses (3)	(11,356)	(34,701)	—
Gain on insurance proceeds related to SPR fire (4)	13,448	—	—
Gain on equity investment (5)	—	38,663	—
Inventory adjustment (6)	(40,000)	—	—
Transaction and other costs (7)	(39,817)	(31,254)	(34,930)
Total other unallocated costs	$(634,465)	$(170,072)	$(34,930)
(1) Adjustment reflects a second quarter goodwill impairment charge related to our European reporting unit.
(2) Adjustment reflects restructuring and special termination costs related to the 2019 Cost Savings Plan announced in the fourth quarter of 2019. The costs are primarily associated with severance and other employee costs, including a voluntary retirement program, and facility and closure costs related to the consolidation of operations.
(3) Adjustment reflects realized currency losses related to divestitures.
(4) Adjustment reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs related to the S.P. Richards Headquarters and Distribution Center.
(5) Adjustment relates to the gain recognized upon remeasuring the Company's preexisting 35% equity investment to fair value upon acquiring the remaining equity of Motion Asia Pacific on July 1, 2019.
(6) Adjustment reflects a $40 million increase to cost of goods sold recorded during the quarter ended December 31, 2020 due to the correction of an immaterial error related to the accounting in prior years for consideration received from vendors.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

(7) Adjustment includes a $17 million loss on investment, $10 million of incremental costs associated with COVID-19 and costs associated with certain divestitures. COVID-19 related costs include incremental costs incurred relating to fees to cancel marketing events and increased cleaning and sanitization materials, among other things. For the three and twelve months ended December 31, 2019, adjustment reflects transaction and other costs related to acquisitions and divestitures.

	2020	2019	2018
Assets:
Automotive	$7,858,334	$7,376,408	$6,248,117
Industrial	1,911,520	1,993,457	1,792,662
Corporate	254,627	527,126	297,282
Goodwill and other intangible assets	3,415,734	3,785,616	3,374,718
Discontinued operations	—	963,022	970,261
Total assets	$13,440,215	$14,645,629	$12,683,040

Depreciation and amortization:
Automotive	$120,932	$122,905	$105,238
Industrial	16,315	17,577	14,518
Corporate	40,633	24,575	24,339
Intangible asset amortization	94,962	92,206	83,489
Total depreciation and amortization	$272,842	$257,263	$227,584
Capital expenditures:
Automotive	$133,523	$227,420	$198,910
Industrial	19,287	39,003	21,783
Corporate	692	11,450	5,813
Total capital expenditures	$153,502	$277,873	$226,506
Net sales:
United States	$10,863,348	$12,226,381	$12,083,120
Europe	2,408,913	2,223,498	1,860,912
Canada	1,526,202	1,614,659	1,565,393
Australasia	1,691,190	1,369,361	1,193,148
Mexico	47,780	88,335	129,032
Total net sales	$16,537,433	$17,522,234	$16,831,605
Net property, plant and equipment:
United States	$728,802	$763,746	$693,683
Europe	164,268	153,357	110,184
Canada	102,409	103,320	91,195
Australasia	165,596	147,457	95,578
Mexico	968	5,808	4,014
Total net property, plant and equipment	$1,162,043	$1,173,688	$994,654

The following table presents disaggregated geographical net sales from contracts with customers by reportable segment. The Company believes this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors:

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

	2020	2019	2018
North America:
Automotive	$7,177,543	$7,613,047	$7,478,961
Industrial	5,259,787	6,316,328	6,298,584
Total North America	$12,437,330	$13,929,375	$13,777,545
Australasia:
Automotive	$1,274,239	$1,157,357	$1,193,148
Industrial	416,951	212,004	—
Total Australasia	$1,691,190	$1,369,361	$1,193,148
Europe - Automotive	$2,408,913	$2,223,498	$1,860,912
Total net sales	$16,537,433	$17,522,234	$16,831,605

16. Restructuring
In October of 2019, the Company approved certain restructuring actions (the "2019 Cost Savings Plan") across its subsidiaries primarily targeted at simplifying organizational structures and distribution networks. Among other things, the 2019 Cost Savings Plan resulted in workforce reductions and facility closures and consolidations. The Company executed a VRP for its U.S. and Canadian subsidiaries in the fourth quarter of 2019 in connection with this plan.
The table below summarizes costs incurred for the 2019 Cost Savings Plan:

	2020	2019
Restructuring costs	$50,019	$100,023
Special termination costs	—	42,757
Total costs incurred	$50,019	$142,780
The 2019 Cost Savings Plan was approved and funded by the Company's corporate office and therefore these costs are not allocated to the Company's segments. See the segment data footnote for more information. No material further costs are expected to be incurred for the 2019 Cost Savings Plan.
The table below summarizes the activity related to the restructuring costs discussed above. As of December 31, 2020, the current portion of the restructuring liability is included in other current liabilities on the consolidated balance sheet.

	Severance and other employee costs	Facility and closure costs	Accelerated operating lease costs	Asset impairments	Total
Liability as of January 1, 2020	$72,192	$6,639	$—	$—	$78,831
Restructuring costs	20,631	16,421	6,724	6,243	50,019
Cash payments	(72,365)	(13,245)	—	—	(85,610)
Non-cash charges	—	—	(6,724)	(6,243)	(12,967)
Translation	936	318	—		1,254
Liability as of December 31, 2020	$21,394	$10,133	$—	$—	$31,527

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

17. Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2020 and 2019:

	Three Months Ended
(In thousands, except per share data)	March 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020
Net sales	$4,092,526	$3,823,227	$4,370,086	$4,251,594
Gross profit	$1,388,178	$1,290,487	$1,528,066	$1,448,110
Net income (loss) from continuing operations	$122,346	$(363,501)	$232,918	$171,632
Net income (loss)	$136,535	$(564,372)	$227,531	$171,204
Earnings per share from continuing operations:
Basic	$0.84	$(2.52)	$1.61	$1.19
Diluted	$0.84	$(2.52)	$1.61	$1.18
Earnings per share:
Basic	$0.94	$(3.91)	$1.58	$1.19
Diluted	$0.94	$(3.91)	$1.57	$1.18

	Three Months Ended
(In thousands, except per share data)	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019
Net sales	$4,259,129	$4,457,931	$4,525,284	$4,279,890
Gross profit	$1,392,798	$1,482,704	$1,505,233	$1,478,948
Net income from continuing operations	$145,684	$209,519	$212,256	$79,016
Net income	$160,250	$224,430	$227,487	$8,918
Earnings per share from continuing operations:
Basic	$1.00	$1.43	$1.46	$0.54
Diluted	$0.99	$1.43	$1.45	$0.54
Earnings per share:
Basic	$1.10	$1.54	$1.56	$0.06
Diluted	$1.09	$1.53	$1.56	$0.06

We recorded the quarterly earnings per share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share will not necessarily total the annual basic and diluted earnings per share.
Certain of the quarterly results identified in the table above include material, unusual or infrequently occurring items as follows on a pre-tax basis:
In the second quarter of 2020, the Company recorded a goodwill impairment charge of $506,721. Refer to the goodwill and other intangible assets footnote within the Notes to the Consolidated Financial Statements for additional information.
In the fourth quarter of 2019, the Company recognized $142,780 in total restructuring costs and special termination costs. The Company recognized $50,019 in total restructuring costs for the year ending December 31, 2020. Refer to the restructuring footnote in the Notes to Consolidated Financial Statements for additional information.
During the fourth quarter of 2020, the Company determined that inventory was overstated because certain consideration received from vendors was not properly recognized as a reduction to carrying amount of inventory in the years ending December 31, 2019 and prior. The Company corrected this misstatement and recorded an adjustment to decrease inventory and increase cost of goods sold by $40,000 during the quarter ended December 31, 2020. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company concluded that this misstatement was not material to the Company's previously issued annual and interim financial statements. The Company also concluded the correction of this misstatement during the quarter ended December 31, 2020 was not material to the 2020 consolidated financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES.
Management’s conclusion regarding the effectiveness of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2020, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management, including our CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in “Internal Control-Integrated Framework.” Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2020. Ernst & Young LLP's report on our internal control over financial reporting is set forth below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genuine Parts Company and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Genuine Parts Company and Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Genuine Parts Company and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Genuine Parts Company and Subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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
February 19, 2021

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
Paul D. Donahue, age 64, was appointed Chairman of the Board and Chief Executive Officer of the Company in April of 2019. He served as President and Chief Executive Officer from May 2016 - April 2019. Mr. Donahue was President of the Company from January 2012 until April 2019, and he has been a Director of the Company since April 2012. Previously, Mr. Donahue served as President of the Company’s U.S. Automotive Parts Group from July 2009 to February 1, 2016. Mr. Donahue served as Executive Vice President of the Company from August 2007 until his appointment as President in 2012. Previously, Mr. Donahue was President and Chief Operating Officer of S.P. Richards Company from 2004 to 2007 and was Executive Vice President-Sales and Marketing in 2003, the year he joined the Company.
William P. Stengel, age 43, was appointed President of the Company on January 15, 2021. Mr. Stengel previously served as Executive Vice President and Chief Transformation Officer of the Company from November 2019. Previously, Mr. Stengel worked for HD Supply, an Atlanta-based industrial distributor, where he served as President and Chief Executive Officer of HD Supply Facilities Maintenance, from June of 2017 to October of 2018. Prior to his role as President/CEO, he served as Chief Operating Officer for HD Supply Facilities Maintenance from September of 2016 to May of 2017 and prior to that role, he served as Chief Commercial Officer of HD Supply Facilities Maintenance from January of 2016 to September of 2016. Mr. Stengel served as Senior Vice President, Strategic Business Development and Investor Relations of HD Supply from June of 2013 to January of 2016. Prior to HD Supply, Mr. Stengel worked in the Strategic Business Development group at the Home Depot as well as at Bank of America and Stonebridge Associates in various investment banking roles.
Carol B. Yancey, age 57, has been Executive Vice President and Chief Financial Officer of the Company since March 2013, and also held the additional title of Corporate Secretary of the Company up to February 2015. Ms. Yancey was Senior Vice President - Finance and Corporate Secretary from 2005 until her appointment as Executive Vice President - Finance in November 2012. Previously, Ms. Yancey was named Vice President of the Company in 1999 and Corporate Secretary in 1995. Prior to that, she served as Assistant Corporate Secretary from 1994 to 1995, Director of Shareholder Relations from 1992 to 1994, and Director of Investor Relations in 1991, when she joined the Company.
James R. Neill, age 59, was appointed Executive Vice President of Human Resources of the Company in February of 2020. Prior to that, he served as Senior Vice President of Human Resources from April 2014 to February of 2020. Mr. Neill was Senior Vice President of Employee Development and HR Services from April 2013 until his appointment as Senior Vice President of Human Resources of the Company. Previously, Mr. Neill served as the Senior Vice President of Human Resources at Motion Industries from 2008 to 2013. Mr. Neill joined Motion in 2006 as Vice President of Human Resources and served in that role from 2006 to 2007.
Randall P. Breaux, age 58, was appointed President of Motion Industries on January 1, 2019. Mr. Breaux was Executive Vice President of Marketing, Distribution, and Strategic Planning at Motion from January 2018 until his appointment to President. Previously, he served as Senior Vice President of Marketing, Distribution, and Purchasing from 2015 to 2017. Mr. Breaux joined Motion in 2011 as Senior Vice President of Marketing, Product Management, and Strategic Planning.
Kevin E. Herron, age 58, was appointed President of the U.S. Automotive Parts group on January 1, 2019. Mr. Herron previously served as Executive Vice President - U.S. Automotive Parts Group from 2018 to 2019, and previous to that role, he was Group Senior Vice President of the U.S. Automotive Parts Group from 2014 to 2018. From 2010 to 2014 he was Division Vice President for the Midwest of the U.S. Automotive Parts Group, and prior to that he was Regional Vice President for UAP, the Canadian division of the Automotive Parts Group. He held that role from 2006 to 2010. Prior to that, Mr. Herron served as Regional Vice President of Corporate Stores from 2004 to 2006, and previously he was District Manager in Maine from 1995 to 2003 and held the same title in Vermont during 1994. Prior to those roles, he was Area Manager in Syracuse, New York from 1991 to 1993. Mr. Herron began his career at the Company as a management trainee in Syracuse and served in that role from 1989 to 1990.
Further information required by this item is set forth under the heading “Nominees for Director”, under the heading “Corporate Governance - Code of Conduct and Ethics”, under the heading “Corporate Governance - Board Committees - Audit Committee”, and under the heading “Corporate Governance - Director Nominating Process” of the Proxy Statement and is incorporated herein by reference. We have adopted a Code of Conduct and Ethics, which is available on the “Investor Relations” section of our website. Any amendments to, or waivers of, the Code of Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

ITEM 11.    EXECUTIVE COMPENSATION.
Information required by this item is set forth under the headings “Executive Compensation”, “Additional Information Regarding Executive Compensation”, “2020 Grants of Plan-Based Awards”, “2020 Outstanding Equity Awards at Fiscal Year-End”, “2020 Option Exercises and Stock Vested”, “2020 Pension Benefits”, “2020 Nonqualified Deferred Compensation”, “Post Termination Payments and Benefits”, “Compensation, Nominating and Governance Committee Report”, “Compensation, Nominating and Governance Committee Interlocks and Insider Participation” and “Compensation of Directors” of the Proxy Statement and is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table gives information as of December 31, 2020 about the common stock that may be issued under all of the Company’s existing equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders:	876,123	(2)	$82.66	—
	1,957,126	(3)	$95.00	7,601,126	(5)
Equity Compensation Plans Not Approved by Shareholders:	120,123	(4)	n/a	879,877
Total	2,953,372		—	8,481,003

(1)Reflects the maximum number of shares issuable pursuant to the exercise or conversion of stock options, stock appreciation rights, restricted stock units and common stock equivalents. The actual number of shares issued upon exercise of stock appreciation rights is calculated based on the excess of fair market value of our common stock on date of exercise and the grant price of the stock appreciation rights.
(2)Genuine Parts Company 2006 Long-Term Incentive Plan
(3)Genuine Parts Company 2015 Incentive Plan
(4)Genuine Parts Company Directors' Deferred Compensation Plan, as amended
(5)All of these shares are available for issuance pursuant to grants of full-value stock awards.
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
Report of independent registered public accounting firm on the financial statements
Consolidated balance sheets — December 31, 2020 and 2019
Consolidated statements of income — Years ended December 31, 2020, 2019 and 2018
Consolidated statements of comprehensive income — Years ended December 31, 2020, 2019 and 2018
Consolidated statements of equity — Years ended December 31, 2020, 2019 and 2018
Consolidated statements of cash flows — Years ended December 31, 2020, 2019 and 2018
Notes to consolidated financial statements — December 31, 2020
(2)  Financial Statement Schedules
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

Exhibit 10.22*	Genuine Parts Company 2015 Incentive Plan, effective November 17, 2014. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated April 28, 2015.)

Exhibit 10.30*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, dated May 7, 2014.)

Exhibit 10.24*	Genuine Parts Company Stock Appreciation Rights Agreement. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated February 26, 2013.)

Exhibit 10.25*	Form of Executive Officer Change in Control Agreement. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated February 26, 2015.)

Exhibit 10.26
Genuine Parts Company Note Purchase Agreement dated October 30, 2017 by and among Genuine Parts Company, J.P. Morgan Securities, LLC and Merill Lynch, Pierce, Fenner & Smith Incorporated, as agents, and the other Lender Parties. (Incorporated herein by reference from the Company's Annual Report on Form 10-K dated February 27, 2018.)

Exhibit 10.27
First Amendment, dated as of May 28, 2019, to Genuine Parts Company Note Purchase Agreement dated as of October 30, 2017 by and among Genuine Parts Company and each holder of Original Notes party thereto.

Exhibit 10.28
Second Amendment, dated as of May 1, 2020, to Genuine Parts Company Note Purchase Agreement dated as of October 30, 2017 by and among Genuine Parts Company and each holder of Original Notes party thereto. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated July 30, 2020).

Exhibit 10.29*	Genuine Parts Company Form of Restricted Stock Unit Award Certificate. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated February 25, 2019.)

Exhibit 10.30*	Genuine Parts Company Form of Performance Restricted Stock Unit Award Certificate. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated February 25, 2019.)

Exhibit 10.31*	Description of Director Compensation (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated February 21, 2020)

Exhibit 10.32
Syndicated Facility Agreement dated October 30, 2020 among Genuine Parts Company, UAP, Inc., and Certain Designated Subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, Domestic Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., acting through its Toronto Branch, as Canadian Swing Line Lender and the other Lenders and L/C Issuers party thereto. (Incorporated herein by reference from the Company's Current Report on Form 8-K dated November 2, 2020.)

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

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL

ITEM 16.    FORM 10-K SUMMARY.
    Not applicable.

SIGNATURES.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
GENUINE PARTS COMPANY

/s/ Paul D. Donahue	2/19/2021	/s/ Carol B. Yancey	2/19/2021
Paul D. Donahue	(Date)	Carol B. Yancey	(Date)
Chairman and Chief Executive Officer		Executive Vice President and Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Paul D. Donahue	2/15/2021	/s/ Carol B. Yancey	2/15/2021
Paul D. Donahue	(Date)	Carol B. Yancey	(Date)
Director Chairman and Chief Executive Officer (Principal Executive Officer)		Executive Vice President and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)

/s/ Elizabeth W. Camp	2/15/2021	/s/ Richard Cox, Jr.	2/15/2021
Elizabeth W. Camp	(Date)	Richard Cox, Jr.	(Date)
Director		Director

/s/ Gary P. Fayard	2/15/2021	/s/ P. Russell Hardin	2/15/2021
Gary P. Fayard	(Date)	P. Russell Hardin	(Date)
Director		Director

/s/ John R. Holder	2/15/2021	/s/ Donna W. Hyland	2/15/2021
John R. Holder		Donna W. Hyland	(Date)
Director		Director

/s/ John D. Johns	2/15/2021	/s/ Jean-Jacques Lafont	2/15/2021
John D. Johns	(Date)	Jean-Jacques Lafont	(Date)
Director		Director

/s/ Robert C. Loudermilk, Jr.	2/15/2021	/s/ Wendy B. Needham	2/15/2021
Robert C. Loudermilk, Jr.	(Date)	Wendy B. Needham	(Date)
Director		Director

/s/ Juliette W. Pryor	2/15/2021	/s/ E. Jenner Wood, III	2/15/2021
Juliette W. Pryor	(Date)	E. Jenner Wood, III	(Date)
Director		Director