Form 10-Q
period 2021-03-31
GENUINE PARTS CO
filed 2021-04-22
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 144,472,216 shares of common stock outstanding as of April 19, 2021.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,117,988	$990,166
Trade accounts receivable, less allowance for doubtful accounts (2021 – $39,800; 2020 – $36,622)	1,809,637	1,556,966
Merchandise inventories, net	3,600,658	3,506,271
Prepaid expenses and other current assets	1,149,877	1,060,360
Total current assets	7,678,160	7,113,763
Goodwill	1,885,447	1,917,477
Other intangible assets, less accumulated amortization	1,455,333	1,498,257
Deferred tax assets	51,907	65,658
Property, plant and equipment, less accumulated depreciation (2021 – $1,296,920; 2020 – $1,268,170)	1,165,236	1,162,043
Operating lease assets	1,044,127	1,038,877
Other assets	663,333	644,140
Total assets	$13,943,543	$13,440,215

Liabilities and equity
Current liabilities:
Trade accounts payable	$4,479,398	$4,128,084
Current portion of debt	160,373	160,531
Dividends payable	117,714	114,043
Other current liabilities	1,578,866	1,491,426
Total current liabilities	6,336,351	5,894,084
Long-term debt	2,458,020	2,516,614
Operating lease liabilities	788,907	789,294
Pension and other post–retirement benefit liabilities	254,558	265,687
Deferred tax liabilities	206,630	212,910
Other long-term liabilities	562,968	543,623
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2021 – 144,458,057 shares; 2020 – 144,354,335 shares	144,458	144,354
Additional paid-in capital	117,867	117,165
Accumulated other comprehensive loss	(1,023,760)	(1,036,502)
Retained earnings	4,085,998	3,979,779
Total parent equity	3,324,563	3,204,796
Noncontrolling interests in subsidiaries	11,546	13,207
Total equity	3,336,109	3,218,003
Total liabilities and equity	$13,943,543	$13,440,215
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Net sales	$4,464,714	$4,092,526
Cost of goods sold	2,923,899	2,704,348
Gross profit	1,540,815	1,388,178
Operating expenses:
Selling, administrative and other expenses	1,195,164	1,142,697
Depreciation and amortization	72,296	67,254
Provision for doubtful accounts	4,909	6,519
Restructuring costs	—	2,982
Total operating expenses	1,272,369	1,219,452
Non-operating (income) expense:
Interest expense	19,062	20,965
Other	(36,475)	(12,832)
Total non-operating (income) expense	(17,413)	8,133
Income before income taxes	285,859	160,593
Income taxes	68,149	38,247
Net income from continuing operations	217,710	122,346
Net income from discontinued operations	—	14,189
Net income	$217,710	$136,535
Dividends declared per common share	$0.8150	$0.7900
Basic earnings per share:
Continuing operations	$1.51	$0.84
Discontinued operations	—	0.10
Basic earnings per share	$1.51	$0.94
Diluted earnings per share:
Continuing operations	$1.50	$0.84
Discontinued operations	—	0.10
Diluted earnings per share	$1.50	$0.94

Weighted average common shares outstanding	144,413	145,052
Dilutive effect of stock options and non-vested restricted stock awards	887	571
Weighted average common shares outstanding – assuming dilution	145,300	145,623
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Net income	$217,710	$136,535
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments, net of income taxes in 2021 — $21,185; 2020 — $15,560	(295)	(182,613)
Cash flow hedge adjustments, net of income taxes in 2021 — $1,384; 2020 — $6,604	3,741	(17,856)
Pension and postretirement benefit adjustments, net of income taxes in 2021 — $3,421; 2020 — $3,017	9,296	8,448
Other comprehensive income (loss), net of income taxes	12,742	(192,021)
Comprehensive income (loss)	$230,452	$(55,486)
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2021
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2021	144,354,335	$144,354	$117,165	$(1,036,502)	$3,979,779	$3,204,796	$13,207	$3,218,003
Net income	—	—	—	—	217,710	217,710	—	217,710
Other comprehensive income, net of tax	—	—	—	12,742	—	12,742	—	12,742
Cash dividend declared, $0.8150 per share	—	—	—	—	(117,714)	(117,714)	—	(117,714)
Share-based awards exercised, including tax benefit of $1,764	103,722	104	(5,533)	—	—	(5,429)	—	(5,429)
Share-based compensation	—	—	6,235	—	—	6,235	—	6,235
Cumulative effect from adoption of ASU 2019-12 (1)	—	—	—	—	6,223	6,223	—	6,223
Noncontrolling interest activities	—	—	—	—	—	—	(1,661)	(1,661)
March 31, 2021	144,458,057	$144,458	$117,867	$(1,023,760)	$4,085,998	$3,324,563	$11,546	$3,336,109

	Three Months Ended March 31, 2020
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2020	145,378,158	$145,378	$98,777	$(1,141,308)	$4,571,860	$3,674,707	$20,793	$3,695,500
Net income	—	—	—	—	136,535	136,535	—	136,535
Other comprehensive loss, net of tax	—	—	—	(192,021)	—	(192,021)	—	(192,021)
Cash dividend declared, $0.7900 per share	—	—	—	—	(114,476)	(114,476)	—	(114,476)
Share-based awards exercised, including tax benefit of $221	7,629	7	(348)	—	—	(341)	—	(341)
Share-based compensation	—	—	5,449	—	—	5,449	—	5,449
Purchase of stock	(1,136,444)	(1,136)	—	—	(94,583)	(95,719)	—	(95,719)
Cumulative effect from adoption of ASU 2016-13 (2)	—	—	—	—	(11,432)	(11,432)	—	(11,432)
Noncontrolling interest activities	—	—	—	—	—	—	(464)	(464)
March 31, 2020	144,249,343	$144,249	$103,878	$(1,333,329)	$4,487,904	$3,402,702	$20,329	$3,423,031

(1)The Company adopted Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, during the first quarter of 2021.
(2)The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, during the first quarter of 2020.
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating activities:
Net income	$217,710	$136,535
Net income from discontinued operations	—	14,189
Net income from continuing operations	217,710	122,346
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	72,296	67,254
Share-based compensation	6,235	4,495
Excess tax benefits from share-based compensation	(1,764)	(221)
Changes in operating assets and liabilities	6,465	(166,014)
Net cash provided by operating activities from continuing operations	300,942	27,860
Investing activities:
Purchases of property, plant and equipment	(48,391)	(38,914)
Proceeds from sale of property, plant and equipment	16,863	3,327
Proceeds from divestitures of businesses	10,345	10,442
Acquisitions of businesses and other investing activities	(19,489)	(3,833)
Net cash used in investing activities from continuing operations	(40,672)	(28,978)
Financing activities:
Proceeds from debt	31,599	1,318,905
Payments on debt	(26,767)	(1,057,667)
Share-based awards exercised	(5,429)	(341)
Dividends paid	(114,043)	(110,851)
Purchases of stock	—	(95,719)
Other financing activities	(1,354)	(871)
Net cash (used in) provided by financing activities from continuing operations	(115,994)	53,456
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	—	46,200
Net cash used in investing activities from discontinued operations	—	(6,495)
Net cash provided by financing activities from discontinued operations	—	—
Net cash provided by discontinued operations	—	39,705
Effect of exchange rate changes on cash and cash equivalents	(16,454)	(14,566)
Net increase in cash and cash equivalents	127,822	77,477
Cash and cash equivalents at beginning of period	990,166	276,992
Cash and cash equivalents at end of period	$1,117,988	$354,469
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. On June 30, 2020, the Company completed the divestiture of its Business Products Group. Refer to the acquisitions, divestitures and discontinued operations footnote for more information. The Company's results of operations for the Business Products Group are reported as discontinued operations and all information related to the discontinued operations has been excluded from the notes to the condensed consolidated financial statements for all periods presented. Net income from discontinued operations for each period includes all costs that are directly attributable to these businesses and excludes certain corporate overhead costs that were previously allocated. Additionally, revenue from freight services provided by the Automotive Parts Group are grossed up and recast in continuing operations in each period because those sales are continuing with the discontinued operations after the divestiture. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company,” “we,” “our,” “us,” or “its”) for the year ended December 31, 2020. Accordingly, the unaudited condensed consolidated financial statements and related disclosures herein should be read in conjunction with the Company’s 2020 Annual Report on Form 10-K.
The preparation of interim financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. Specifically, the Company makes estimates and assumptions in its unaudited condensed consolidated financial statements for inventory adjustments, the accrual of bad debts, credit losses on guaranteed loans, customer sales returns, and volume incentives earned, among others. Inventory adjustments (including adjustments for a majority of inventories that are valued under the last-in, first-out (“LIFO”) method) are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment and LIFO valuation. Reserves for bad debts, credit losses on guaranteed loans and customer sales returns are estimated and accrued on an interim basis based on a consideration of historical experience, current conditions, and reasonable and supportable forecasts. Volume incentives are estimated based upon cumulative and projected purchasing levels. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The Company has reclassified certain prior period amounts to conform to the current period presentation.
The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results for the year ended December 31, 2021. The Company's results of operations improved in the first quarter of 2021 relative to the first quarter of 2020 as a result of several positive trends caused by the global response to the coronavirus (“COVID-19”) outbreak, which was declared a pandemic in March 2020. In particular, as widespread vaccine distribution continued, we have seen economic recovery in many of the markets where we operate and a significant uptick in consumer mobility. However, the Company's operations remain vulnerable to reversal of these trends or other continuing negative effects caused by COVID-19. The extent to which the pandemic impacts the Company will depend on numerous factors and future developments that the Company cannot predict, including the severity of the virus; the occurrence of additional waves or spikes in infection rates; the duration of the outbreak; governmental, business or other actions taken in response to the pandemic and the efficacy of these actions, including partial or complete shut downs, travel restrictions, and shelter-in-place orders among other actions; the effectiveness and distribution of COVID-19 vaccines; and impacts on the Company's supply chain, its ability to keep operating locations open, and on customer demand. The Company has evaluated subsequent events through the date the unaudited condensed consolidated financial statements covered by this quarterly report were issued.

2. Segment Information
The following table presents a summary of the Company's reportable segment financial information from continuing operations:

	Three Months Ended March 31,
	2021	2020
Net sales:
Automotive	$2,953,165	$2,582,685
Industrial	1,511,549	1,509,841
Total net sales	$4,464,714	$4,092,526
Segment profit:
Automotive	$235,678	$142,578
Industrial	125,292	113,933
Total segment profit	360,970	256,511
Interest expense, net	(18,324)	(19,868)
Intangible asset amortization	(25,544)	(22,740)
Corporate expense	(31,243)	(55,061)
Other unallocated costs (1)	—	1,751
Income before income taxes from continuing operations	$285,859	$160,593
(1)     The following table presents a summary of the other unallocated costs:

	Three Months Ended March 31,
	2021	2020
Other unallocated costs:
Restructuring costs (2)	$—	$(2,982)
Gain on insurance proceeds related to SPR Fire (3)	—	12,282
Transaction and other costs (4)	—	(7,549)
Total other unallocated costs	$—	$1,751
(2)    Adjustment reflects restructuring costs related to the execution of the 2019 Cost Savings Plan. The costs are primarily associated with severance and other employee costs, including a voluntary retirement program, and facility and closure costs related to the consolidation of operations.
(3)    Adjustment reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs related to the S.P. Richards Headquarters and Distribution Center.
(4)    Adjustment reflects $6,000 of incremental costs associated with COVID-19 for the three months ended March 31, 2020 and costs associated with certain divestitures. COVID-19 related costs include incremental costs incurred relating to fees to cancel marketing events and increased cleaning and sanitization materials, among other things.

Net sales are disaggregated by geographical region for each of the Company’s reportable segments, as the Company deems this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended March 31,
	2021	2020
North America:
Automotive	$1,862,805	$1,731,496
Industrial	1,399,399	1,410,715
Total North America	$3,262,204	$3,142,211
Australasia:
Automotive	$367,869	$272,924
Industrial	112,150	99,126
Total Australasia	$480,019	$372,050
Europe – Automotive	$722,491	$578,265
Total net sales	$4,464,714	$4,092,526

3. Accumulated Other Comprehensive Loss
The following tables present the changes in accumulated other comprehensive loss (“AOCL”) by component for the three months ended March 31:

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2021	$(692,868)	$(30,007)	$(313,627)	$(1,036,502)
Other comprehensive loss before reclassifications	—	—	(295)	(295)
Amounts reclassified from accumulated other comprehensive loss	9,296	3,741	—	13,037
Other comprehensive income (loss), net of income taxes	9,296	3,741	(295)	12,742
Ending balance, March 31, 2021	$(683,572)	$(26,266)	$(313,922)	$(1,023,760)

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2020	$(704,415)	$(20,671)	$(416,222)	$(1,141,308)
Other comprehensive loss before reclassifications	—	(19,300)	(182,613)	(201,913)
Amounts reclassified from accumulated other comprehensive loss	8,448	1,444	—	9,892
Other comprehensive income (loss), net of income taxes	8,448	(17,856)	(182,613)	(192,021)
Ending balance, March 31, 2020	$(695,967)	$(38,527)	$(598,835)	$(1,333,329)

The AOCL components related to the pension benefits are included in the computation of net periodic benefit income in the employee benefit plans footnote. Generally, tax effects in AOCL are established at the currently enacted tax rate and reclassified to net income in the same period that the related pre-tax AOCL reclassifications are recognized.

4. Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs and has determined that any recently adopted accounting pronouncements did not have a material impact on the Company's condensed consolidated financial statements and all recent accounting pronouncements not yet adopted are not applicable or are expected to have an immaterial impact on the Company's condensed consolidated financial statements.
5. Employee Benefit Plans
Net periodic benefit income from the Company's pension plans included the following components for the three months ended March 31:

	Pension Benefits
	2021	2020
Service cost	$3,041	$2,982
Interest cost	17,906	20,925
Expected return on plan assets	(38,732)	(38,523)
Amortization of prior service cost	172	173
Amortization of actuarial loss	12,456	11,122
Net periodic benefit income	$(5,157)	$(3,321)
Service cost is recorded in selling, administrative and other expenses in the condensed consolidated statements of income while all other components are recorded within other non-operating (income) expense. Pension benefits also include amounts related to supplemental retirement plans.
6. Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores and businesses (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates but receives a fee for the guarantees. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded that the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants, including a debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio and certain limitations on additional borrowings. At March 31, 2021, the Company was in compliance with all such covenants.
As of March 31, 2021, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $911,865. These loans generally mature over periods from one to six years. The Company regularly monitors the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents and affiliates that participate in the guarantee programs. In the event that the Company is required to make payments in connection with these guarantees, the Company would obtain and liquidate certain collateral pledged by the independents or affiliates (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. The Company recognizes a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings and the current expected credit loss reserve is not material. As of March 31, 2021, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.

As of March 31, 2021, the Company has recognized certain assets and liabilities amounting to $82,000 each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets. The liabilities relate to the Company's noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from the Company's current expected credit loss reserve.
7. Accounts Receivable Sales Agreement
In 2020, the Company entered into an accounts receivable sales agreement (the “A/R Sales Agreement”) to sell short-term receivables from certain customer trade accounts to an unaffiliated financial institution on a revolving basis. The A/R Sales Agreement has a 364 day term, which the Company intends to renew each year.
As part of the A/R Sales Agreement, the Company continuously sells designated pools of receivables as they are originated by it and certain U.S. subsidiaries to a separate bankruptcy-remote special purpose entity (“SPE”). The assets of the SPE would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company controls and therefore consolidates the SPE in its condensed consolidated financial statements.
The SPE transferred ownership and control of certain receivables that met certain qualifying conditions to the unaffiliated financial institution in exchange for cash. The Company accounts for transactions with the unaffiliated financial institution as sales of financial assets, with the associated receivables derecognized from the Company's condensed consolidated balance sheet. The remaining receivables held by the SPE were pledged to secure the collectability of the sold receivables. The amount of receivables pledged as collateral as of March 31, 2021 and December 31, 2020 is approximately $957,000 and $771,000, respectively.
The Company continues to be involved with the receivables transferred by the SPE to the unaffiliated financial institution by providing collection services. As cash is collected on sold receivables, the SPE continuously transfers ownership and control of new qualifying receivables to the unaffiliated financial institution so that the total principal amount outstanding of receivables sold is approximately $800,000 at any point in time (which is the maximum amount allowed under the agreement). The future amount of receivables outstanding as sold could decrease, based on the level of activity and other factors. Total principal amount outstanding of receivables sold is approximately $800,000 as of March 31, 2021 and December 31, 2020, respectively.
The following table summarizes the activity and amounts outstanding under the A/R Sales Agreement as of:

	Three Months Ended March 31,
	2021	2020
Receivables sold to the financial institution and derecognized	$1,927,931	$—
Cash collected on sold receivables	$1,927,928	$—
Upon entry into the A/R Sales Agreement, the Company received an initial benefit from cash from operations of approximately $800,000 in the year ended December 31, 2020. Continuous cash activity related to the A/R Sales Agreement is reflected in cash from operating activities in the condensed consolidated statement of cash flows. The SPE incurs fees due to the unaffiliated financial institution related to the accounts receivable sales transactions. Those fees, which are immaterial, are recorded within other non-operating (income) expense in the condensed consolidated statements of income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institution any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of March 31, 2021 and December 31, 2020 is not material. The servicing liability related to the Company's collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.
8. Fair Value of Financial Instruments
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
•Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions
As of March 31, 2021 the fair value of the Company's senior unsecured notes was approximately $2,617,989, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.
Derivative instruments are recognized in the consolidated balance sheets at fair value and are designated as Level 2 in the fair value hierarchy. They are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves. Refer to the Derivatives and Hedging footnote for further information.
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
The Company formally documents relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking cash flow hedges to specific forecasted transactions or variability of cash flows to be paid. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the designated derivative and non-derivative instruments that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. When a designated instrument is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, hedge accounting is discontinued prospectively.
Cash Flow Hedges
In 2020, the Company terminated its interest rate swaps and settled the outstanding balances through cash payments totaling $41,000. The remaining amount in AOCL is being amortized to interest expense on a straight-line basis over the remaining life of the previously hedged instrument.
Net Investment Hedges
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
The following table summarizes the location and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships:

		March 31, 2021		December 31, 2020
Instrument	Balance Sheet Location	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$925,810	$43,870	$800,000	$7,668
Forward contracts	Other current liabilities	$235,180	$11,556	$360,990	$19,442
Foreign currency debt	Long-term debt	€700,000	$820,120	€700,000	$861,070

The tables below presents gains and losses related to designated cash flow hedges and net investment hedges:

	Gain (Loss) Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
	2021	2020	2021	2020
Three Months Ended March 31,
Cash flow hedges:
Interest rate contracts	$—	$(24,461)	$—	$—
Net investment hedges:
Forward contracts	37,515	46,848	6,574	6,522
Foreign currency debt	40,950	10,780	—	—
Total	$78,465	$33,167	$6,574	$6,522

10. Commitments and Contingencies
Legal Matters
As more fully discussed in the Company's notes to the consolidated financial statements in its 2020 Annual Report on Form 10-K, a jury awarded damages against the Company in a litigated automotive product liability dispute. On February 19, 2020, the Washington Court of Appeals issued an order entirely reversing the jury’s finding on damages and ordering a new trial on damages. The plaintiffs subsequently appealed this order to the Washington Supreme Court. On July 7, 2020, the Washington Supreme Court indicated that it would consider a further appeal on this matter, and oral arguments occurred on November 10, 2020. A ruling from Washington Supreme Court is expected in 2021. At the time of the filing of these financial statements, based upon the Company’s legal defenses and insurance coverage, the Company does not believe this matter will have a material impact to the condensed consolidated financial statements.
11. Acquisitions, Divestitures and Discontinued Operations
Acquisitions
The Company acquired several businesses for approximately $20,340 and $20,874, net of cash acquired, during the three months ended March 31, 2021 and March 31, 2020, respectively. The measurement period is still open for certain businesses acquired in prior periods, but there have been no significant measurement period adjustments from finalizing acquisition accounting during the three months ended March 31, 2021.
Divestitures
The Company received cash proceeds from divestitures of businesses totaling $10,345 and $10,442 for the three months ended March 31, 2021 and March 31, 2020, respectively.
Discontinued Operations
Business Products Group
During 2020, the Company completed the divestiture of its Business Products Group as part of its long-term strategic initiative to streamline its operations and optimize its portfolio so that it can drive shareholder value by focusing on its global Automotive and Industrial Parts Groups. This divestiture represented a single plan to exit the Business Products Group segment and was considered a strategic shift that had a major effect on the Company’s operations and financial results. Therefore, the results of operations, financial position and cash flows for the Business Products Group are reported as discontinued operations for all periods presented.
The Company retains an investment in S.P. Richard's (“SPR”), a business that previously belonged to the Business Products Group, with a carrying value of $70,883, which is included within other assets on the condensed consolidated balance sheets, as of March 31, 2021. The Company maintains an allowance equal to the current expected credit loss based on a consideration of historical experience, current market conditions and reasonable and supportable forecasts related to this investment and other related assets of $17,000.
The Company also remains involved with SPR for a limited period of time through various lease, sublease, freight distribution and transition service agreements. The Company has concluded that SPR is a variable interest entity, but the Company is not the primary beneficiary and therefore the entity is not consolidated. Among other things, the Company does not have any voting rights and does not have the power to direct the activities that most significantly affect SPR's economic performance. For a limited period of time as SPR completes its transition away from the Company’s shared services platform, the Company continues to pay certain payables on SPR’s behalf and at SPR’s direction with full reimbursement from SPR under the terms of a transition services agreement.
The Company’s results of operations for discontinued operations were:

Three Months Ended March 31, 2020
Net sales	$467,006
Cost of goods sold	354,393
Gross profit	112,613
Operating and non-operating expenses	90,076
Loss on divestiture	4,185
Income before income taxes	18,352
Income taxes	4,163
Net income from discontinued operations	$14,189
12. Earnings Per Share
As more fully discussed in the share-based compensation footnote of the Company’s notes to the consolidated financial statements in its 2020 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. Certain outstanding options to purchase are not included in the diluted earnings per share calculation because their inclusion would have been anti-dilutive. There were no anti-dilutive shares outstanding for the three months ended March 31, 2021, as compared to approximately 1,410 for the three months ended March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results for the year ended December 31, 2021.
Forward-Looking Statements
Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission (“SEC”), release to the public, or make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in the future tense and all statements accompanied by words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “would,” “could,” “should,” “position,” “will,” “project,” “intend,” “plan,” “on track,” “anticipate,” “to come,” “may,” “possible,” “assume,” or similar expressions are intended to identify such forward-looking statements. These forward-looking statements include our expected ability to operate and protect our workforce during the COVID-19 pandemic, our strategies for growing our automotive and industrial businesses, the execution and effect of our cost savings initiatives, our efforts and initiatives to help us emerge from the pandemic well-positioned to execute our strategy, our ongoing efforts to maintain compliance and flexibility under our debt covenants, our liquidity position and actions to maximize cash flow to continue to operate during these highly uncertain times and plans for future cost savings. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking.
We caution you that all forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, the extent and duration of the disruption to our business operations caused by the global health crisis associated with the COVID-19 pandemic, including the effects on the financial health of our business partners and customers, on supply chains and our suppliers, on vehicle miles driven as well as other metrics that affect our business, and on access to capital and liquidity provided by the financial and capital markets; our ability to maintain compliance with our debt covenants; our ability to successfully integrate acquired businesses into our operations and to realize the anticipated synergies and benefits; our ability to successfully implement our business initiatives in our two business segments; slowing demand for our products; the ability to maintain favorable supplier arrangements and relationships; disruptions in global supply chains and in our suppliers' operations, including as a result of the impact of COVID-19 on our suppliers and our supply chain; changes in national and international legislation or government regulations or policies, including changes to import tariffs, environmental and social policy, infrastructure programs and privacy legislation, and their impact to us and our suppliers and customers; changes in general economic conditions, including unemployment, inflation (including the impact of tariffs) or deflation and the United Kingdom's (“U.K.”) exit from the European Union and the unpredictability of the impact following such exit; changes in tax policies; volatile exchange rates; volatility in oil prices; significant cost increases, such as rising fuel and freight expenses; our ability to successfully attract and retain employees in the current labor market; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; failure or weakness in our disclosure controls and procedures and internal controls over financial reporting, including as a result of the work from home environment; the uncertainties and costs of litigation; disruptions caused by a failure or breach of our information systems, as well as other risks and uncertainties discussed in our 2020 Annual Report on Form 10-K and Item 1A, Risk Factors, in this report on Form 10-Q (all of which risks may be amplified by the COVID-19 pandemic) and from time to time in our subsequent filings with the SEC.
Forward-looking statements speak only as of the date they are made, and we undertake no duty to update any forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-K, 10-Q, 8-K and other reports filed with the SEC.
Overview
Genuine Parts Company is a service organization engaged in the global distribution of automotive and industrial replacement parts. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. We conduct business in North America, Europe and Australasia from a network of more than 10,000 locations.
Our Automotive Parts Group operated in the U.S., Canada, Mexico, France, the U.K., Germany, Poland, the Netherlands, Belgium, Australia and New Zealand as of March 31, 2021, and accounted for 66% of total revenues for the three months ended March 31, 2021. Our Industrial Parts Group operated in the U.S., Canada, Mexico, Australia, New Zealand, Indonesia and

Singapore. The Industrial Parts Group accounted for 34% of the Company's total revenues for the three months ended March 31, 2021.
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
COVID-19 Pandemic
Our business and results of operations improved in the first quarter of 2021 relative to the first quarter of 2020 as a result of several positive trends caused by the global response to the COVID-19 outbreak, which was declared a pandemic in March 2020. In particular, as widespread vaccine distribution continued, we have seen economic recovery in many of the markets where we operate and a significant uptick in consumer mobility. However, some areas continue to experience renewed outbreaks and surges in infection rates. As a result, our business segments continue to face many uncertainties and our operations remain vulnerable to reversal of these trends or other continuing negative effects caused by the pandemic.
The extent to which the COVID-19 pandemic impacts us will depend on numerous factors and future developments that we cannot predict, including the severity of the virus; the occurrence of additional waves or spikes in infection rates; the duration of the outbreak; governmental, business or other actions taken in response to the pandemic and the impact of these actions, including partial or complete shutdowns, travel restrictions, and shelter-in-place orders among other actions; the effectiveness and distribution of COVID-19 vaccines; and impacts on our supply chain, our ability to keep operating locations open, and customer demand.
As of March 31, 2021, substantially all our operations are open for business. Our supply chain partners have been very supportive, despite strain on the supply chain with respect to labor shortages and certain inventory shortages, delays in order fulfillment and increased backlogs our partners continue to do their part to help our service levels to our customers remain strong. We remain in constant communication with our employees regarding changing conditions and protocol. Based on the length and severity of COVID-19, we may experience continued volatility in customer demand and supply chain disruption. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.
For further information regarding the impact of COVID-19 on our business, please see “Results of Operations,” “Financial Condition,” “Liquidity and Capital Resources,” “Changes in Internal Control over Financial Reporting,” Item 1A, “Risk Factors,” and Item 2, “Issuer Repurchase of Equity Securities” in this report, which are incorporated herein by reference.
Key Business Metrics
We consider comparable sales to be a key business metric because management has evaluated its results of operations using this metric and we believe that this key indicator provides additional perspective and insights when analyzing the operating performance of our business from period to period and trends in its historical operating results. This metric should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented in this report.
Comparable Sales
Comparable sales refer to period-over-period comparisons of our net sales excluding the impact of acquisitions, foreign currency and other. We consider this metric useful to investors because it provides greater transparency into management’s view and assessment of our core ongoing operations. This is a metric that is widely used by analysts, investors and competitors in our industry, although our calculation of the metric may not be comparable to similar measures disclosed by other companies, because not all companies and analysts calculate this metric in the same manner.
Results of Operations
Overview
As a result of COVID-19 vaccine distribution and its positive impact on consumer mobility and demand, we are encouraged by the increased economic activity globally during the first quarter of 2021. Our Automotive Parts Group reported improved sales and segment profit margin across all regions during the three months ended March 31, 2021 when compared to the same prior year period and also when compared to the same period in 2019. Our Industrial Parts Group experienced continued recovery in their operations with improved sales trends and segment profit margin this quarter when compared to the same period in both 2020 and 2019. We improved our total segment profit margin in the quarter and are generating gross margin gains and realizing the continued benefits of our cost savings initiatives to more effectively leverage our cost structure. We believe our Automotive

Parts Group also benefited from improving product availability and colder weather in North America and Europe as compared to the same period in the prior year. In addition, we believe the pandemic-related government stimulus benefited many of our U.S. customers to further drive demand. Our Industrial Parts Group benefited from the strengthening industrial economy, which is evident in indicators such as the Purchasing Managers Index and Industrial Production Index.
Sales
Sales for the three months ended March 31, 2021 were $4.5 billion, a 9.1% increase compared to $4.1 billion for the same period of the prior year. The increase in sales is attributable to a 4.6% increase in comparable sales, a net favorable impact of foreign currency and other of 3.7%, and a 0.8% benefit from acquisitions. Foreign currency was positively impacted by the strengthening of the Australian dollar, Euro and Canadian dollar as compared to the U.S. dollar.
Sales for the Automotive Parts Group increased 14.3% for the three months ended March 31, 2021 compared to the same period in the prior year. This group's revenue increase for the three months ended March 31, 2021 consisted of an approximate 8.3% increase in comparable sales driven by strong demand in all geographical regions, the net impact of favorable foreign currency and other of 5.1%, and a 0.9% benefit from acquisitions.
Sales for the Industrial Parts Group increased 0.1% for the three months ended March 31, 2021 compared to the same period in 2020. The increase in this group's revenues reflects the favorable impact of foreign currency of 1.3% and a 0.6% benefit from acquisitions, mostly offset by an approximate 1.8% decrease in comparable sales as compared to the same period in 2020.
Cost of Goods Sold and Operating Expenses
Cost of goods sold for the three months ended March 31, 2021 was $2.9 billion, an 8.1% increase from $2.7 billion for the same period in 2020. As a percentage of net sales, cost of goods sold was 65.5% for the three months ended March 31, 2021, compared to 66.1% for the same three month period of 2020. Cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our suppliers to our distribution centers, retail stores and branches, as well as supplier volume incentives and inventory adjustments. Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related supplier volume incentives or pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures, (iv) physical inventory and LIFO adjustments, (v) changes in foreign currency exchange rates, and (vi) the impact of tariffs. The increase in costs of goods sold for the three months ended March 31, 2021 are primarily driven by the sales increase as discussed above. Gross margin increased to 34.5% compared to 33.9% for the same three month period of 2020. The gross margin improvements primarily reflect the favorable impact of channel mix shifts, positive product mix, and strategic category management initiatives including pricing and global sourcing actions. In addition, there was minimal impact of price inflation for the three months ended March 31, 2021. We have reported improved year over year gross margin for 14 consecutive quarters.
Total operating expenses increased 4.3% to $1.3 billion for the three months ended March 31, 2021 compared to $1.2 billion for the same three month period in 2020. As a percentage of net sales, operating expenses decreased to 28.5% compared to 29.8% in the three month periods ended March 31, 2021 and 2020, respectively. The decrease in operating expenses as a percentage of net sales for the period is primarily related to improved leverage on stronger sales and cost control initiatives.
Our operating expenses are substantially comprised of compensation and benefit-related costs for personnel. Other major expense categories include facility occupancy costs for headquarters, distribution centers and retail store/branch operations, transportation and delivery costs, technology and digital costs, accounting, legal and professional services, insurance costs, and travel and advertising.
Segment Profit
The Automotive Parts Group's segment profit increased 65.3% in the three months ended March 31, 2021 compared to the same period of 2020, and its segment profit margin increased to 8.0% compared to 5.5% for the same period of the previous year. This improvement in segment profit margin reflects the strong operating results in all geographical regions, driven by primarily strong sales trends and the execution of our growth and operating initiatives.
The Industrial Parts Group's segment profit increased 10.0% in the three months ended March 31, 2021 compared to the same three month period of 2020, and its segment profit margin increased to 8.3% compared to 7.5% for the same period of the previous year. The improved segment profit margin reflects gross margin expansion and reduced expenses related to our cost control initiatives.
Income Taxes
Our effective income tax rate was 23.8% for both the three months ended March 31, 2021 and March 31, 2020.

Net Income from Continuing Operations
For the three months ended March 31, 2021, net income from continuing operations was $217.7 million, an increase of 77.9% compared to net income from continuing operations of $122.3 million for the same three month period of the prior year. On a per share diluted basis, net income from continuing operations was $1.50, an increase of 78.6% compared to $0.84 for the same three month period of 2020.
During the three months ended March 31, 2020, we incurred $1.8 million of adjustments. These adjustments represent restructuring costs, insurance proceeds related to the SPR Fire, and transaction and other costs. Transaction and other costs primarily include incremental costs associated with certain divestitures and COVID-19.
For the three months ended March 31, 2021, net income from continuing operations on an adjusted basis was also $217.7 million, an increase of 86.4% compared to adjusted net income from continuing operations of $116.8 million for the same three month period of the prior year. On a per share basis, net income from continuing operations on an adjusted basis was $1.50 for the three months ended March 31, 2021, an increase of 87.5% compared to $0.80 for the same three month period of 2020. For 2020, adjusted net income from continuing operations and adjusted diluted net income from continuing operations per common share are both non-GAAP measures (see table below for reconciliations to the most directly comparable GAAP measures).
The following table sets forth a reconciliation of net income from continuing operations and diluted net income from continuing operations per common share to adjusted net income from continuing operations and adjusted diluted net income from continuing operations per common share to account for the impact of these adjustments. We believe that the presentation of adjusted net income from continuing operations and adjusted diluted net income from continuing operations per common share, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to both management and investors that is indicative of the Company's core operations. We consider these metrics useful to investors because they provide greater transparency into management’s view and assessment of our ongoing operating performance by removing items management believes are not representative of our continuing operations and may distort our longer-term operating trends. We believe these measures are useful and enhance the comparability of our results from period to period and with our competitors, as well as show ongoing results from operations distinct from items that are infrequent or not associated with our core operations. We do not, nor do we suggest that investors should, consider such non-GAAP financial measures, as superior to, in isolation from, or as a substitute for, GAAP financial information.

	Three Months Ended March 31,
(in thousands)	2021	2020
GAAP net income from continuing operations	$217,710	$122,346

Adjustments:
Restructuring costs (1)	—	2,982
Gain on insurance proceeds related to SPR Fire (2)	—	(12,282)
Transaction and other costs (3)	—	7,549
Total adjustments	—	(1,751)
Tax impact of adjustments	—	(3,810)
Adjusted net income from continuing operations	$217,710	$116,785

The table below represent amounts per common share assuming dilution:

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
GAAP net income from continuing operations	$1.50	$0.84

Adjustments:
Restructuring costs (1)	—	0.02
Gain on insurance proceeds related to SPR Fire (2)	—	(0.08)
Transaction and other costs (3)	—	0.05
Total adjustments	—	(0.01)
Tax impact of adjustments	—	(0.03)
Adjusted diluted net income from continuing operations per common share	$1.50	$0.80
Weighted average common shares outstanding – assuming dilution	145,300	145,623
The table below clarifies where the adjusted items are presented in the condensed consolidated statements of income.

	Three Months Ended March 31,
(in thousands)	2021	2020
Line item:
Selling, administrative and other expenses	$—	$7,549
Restructuring costs	—	2,982
Non-operating (income) expense: Other	—	(12,282)
Total adjustments	$—	$(1,751)
(1)    Adjustment reflects restructuring costs related to the execution of the 2019 Cost Savings Plan. The costs are primarily associated with severance and other employee costs, including a voluntary retirement program, and facility and closure costs related to the consolidation of operations.
(2)    Adjustment reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs related to the S.P. Richards Headquarters and Distribution Center.
(3)     Adjustment includes $6.0 million of incremental costs associated with COVID-19 for the three months ended March 31, 2020 and costs associated with certain divestitures. COVID-19 related costs include incremental costs incurred relating to fees to cancel marketing events and increased cleaning and sanitization materials, among other things.
Financial Condition
Our cash balance of $1.1 billion at March 31, 2021 increased $127.8 million, or 12.9%, from December 31, 2020. For the three months ended March 31, 2021, we had net cash provided by operating activities of $300.9 million, net cash used in investing activities of $40.7 million and net cash used in financing activities of $116.0 million. The cash provided by operating activities was up significantly from the prior year, primarily driven by higher net income for the three months ended March 31, 2021 and the effective management of our working capital. The investing activities consisted primarily of $48.4 million for capital expenditures and $19.5 million for acquisitions and other investing activities, partially offset by $27.2 million in proceeds from the sale of property, plant and equipment and divestitures. The financing activities consisted primarily of $114.0 million for dividends paid to the Company’s shareholders.
Accounts receivable increased $252.7 million, or 16.2%, from December 31, 2020 primarily due to higher sales volume in March of 2021. Inventory increased $94.4 million, or 2.7%, due to increased economic activity globally and related product demand. Accounts payable increased $351.3 million, or 8.5% from December 31, 2020 partly due to extended payment terms with certain suppliers. Total debt of $2.6 billion at March 31, 2021 decreased $0.1 billion, or 2.2%, from December 31, 2020.
We continue to negotiate extended payment dates with our suppliers. Our current payment terms with the majority of our suppliers range from 30 to 360 days. Several global financial institutions offer voluntary supply chain finance (“SCF”) programs which enable our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that takes advantage of our credit rating and may be beneficial to them. The SCF program is primarily available to suppliers of goods and services included in cost of goods sold in our condensed consolidated statements of comprehensive income (loss). The Company and our suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and they issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. In turn, we direct payment to the financial institutions, rather than the suppliers, for the invoices sold to the financial institutions. No guarantees are provided by the Company or any of our subsidiaries on third-party performance under the SCF program; however, the Company guarantees the payment by our subsidiaries to the financial institutions participating in the SCF program for the applicable invoices. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable in our condensed consolidated balance sheets. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our condensed consolidated statements of cash flows. As of March 31, 2021 and December 31, 2020, the outstanding payment obligations to the financial institutions are $1.9 billion and $1.8 billion, respectively. The amount settled through the SCF program was $577 million and $629 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
Liquidity and Capital Resources
We ended the quarter with $2.6 billion of total liquidity (comprising $1.5 billion availability on the revolving credit facility and $1.1 billion of cash and cash equivalents). From time to time, we may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk. We currently believe that the existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
We have a strong cash position and solid financial strength to pursue strategic growth opportunities through disciplined, strategic capital deployment. Our key priorities include the reinvestment in our businesses through capital expenditures, mergers and acquisitions, the dividend and share repurchases. We have plans for additional investments in our businesses to drive growth, improve efficiencies and productivity, and drive shareholder value.
On February 16, 2021, we announced a 3% increase in the regular quarterly cash dividend for 2021. The Board of Directors increased the cash dividend payable to an annual rate of $3.26 per share compared with the previous dividend of $3.16 per share. GPC has paid a cash dividend every year since going public in 1948, and 2021 marks the 65th consecutive year of increased dividends paid to shareholders.
In addition, we qualify and are taking advantage of certain employer payroll tax credits and the deferral of certain tax payments that are allowed under the U.S. Coronavirus Aid, Relief, and Economic Security Act.
We expect to be able to continue to borrow funds at reasonable rates over the long term. At March 31, 2021, the Company's total average cost of debt was 2.65%, and the Company remained in compliance with all covenants connected with its borrowings, such covenants include, among others, a financial covenant to maintain a certain leverage ratio of consolidated debt to consolidated adjusted EBITDA under our credit facility.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our 2020 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2020.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during the Company’s last quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity and capital resources. Except as set forth herein, there have been no significant developments to the information presented in our 2020 Annual Report on Form 10-K with respect to litigation or commitments and contingencies. See the Commitments and Contingencies footnote to the condensed consolidated financial statements for more information, which information is incorporated by reference herein.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the Company’s purchases of shares of the Company’s common stock during the three months ended March 31, 2021:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2021 through January 31, 2021	361,685	$105.20	—	14,479,536
February 1, 2021 through February 28, 2021	59,900	$104.91	—	14,479,536
March 1, 2021 through March 31, 2021	230,353	$113.32	—	14,479,536
Totals	651,938	$108.04	—	14,479,536
(1)Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15.0 million shares. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 14.5 million shares authorized remain available to be repurchased by the Company. There were no other repurchase plans announced as of March 31, 2021.

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

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from this Annual Report on Form 10-Q for the period ended March 31, 2021 formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: April 22, 2021	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: April 22, 2021	/s/ Napoleon B. Rutledge Jr.
Napoleon B. Rutledge Jr.
Senior Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)