Form 10-Q
period 2021-06-30
GENUINE PARTS CO
filed 2021-07-22
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 143,212,499 shares of common stock outstanding as of July 19, 2021.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$987,389	$990,166
Trade accounts receivable, less allowance for doubtful accounts (2021 – $43,751; 2020 – $36,622)	1,899,978	1,556,966
Merchandise inventories, net	3,679,113	3,506,271
Prepaid expenses and other current assets	1,155,114	1,060,360
Total current assets	7,721,594	7,113,763
Goodwill	1,922,544	1,917,477
Other intangible assets, less accumulated amortization	1,461,886	1,498,257
Deferred tax assets	52,380	65,658
Property, plant and equipment, less accumulated depreciation (2021 – $1,336,175; 2020 – $1,268,170)	1,175,953	1,162,043
Operating lease assets	1,059,068	1,038,877
Other assets	692,557	644,140
Total assets	$14,085,982	$13,440,215

Liabilities and equity
Current liabilities:
Trade accounts payable	$4,729,240	$4,128,084
Current portion of debt	48,094	160,531
Dividends payable	117,536	114,043
Other current liabilities	1,626,325	1,491,426
Total current liabilities	6,521,195	5,894,084
Long-term debt	2,472,980	2,516,614
Operating lease liabilities	798,079	789,294
Pension and other post–retirement benefit liabilities	255,175	265,687
Deferred tax liabilities	230,463	212,910
Other long-term liabilities	562,945	543,623
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2021 – 143,301,673 shares; 2020 – 144,354,335 shares	143,302	144,354
Additional paid-in capital	111,972	117,165
Retained earnings	3,982,159	3,979,779
Accumulated other comprehensive loss	(1,003,554)	(1,036,502)
Total parent equity	3,233,879	3,204,796
Noncontrolling interests in subsidiaries	11,266	13,207
Total equity	3,245,145	3,218,003
Total liabilities and equity	$14,085,982	$13,440,215
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net sales	$4,783,738	$3,823,227	$9,248,452	$7,915,753
Cost of goods sold	3,094,633	2,532,740	6,018,532	5,237,088
Gross profit	1,689,105	1,290,487	3,229,920	2,678,665
Operating expenses:
Selling, administrative and other expenses	1,349,309	971,589	2,544,473	2,114,286
Depreciation and amortization	73,960	66,733	146,256	133,987
Provision for doubtful accounts	5,037	11,300	9,946	17,819
Restructuring costs	—	25,059	—	28,041
Goodwill impairment charge	—	506,721	—	506,721
Total operating expenses	1,428,306	1,581,402	2,700,675	2,800,854
Non-operating (income) expenses:
Interest expense	16,107	25,465	35,169	46,430
Other	(24,915)	(11,944)	(61,390)	(24,776)
Total non-operating (income) expenses	(8,808)	13,521	(26,221)	21,654
Income (loss) before income taxes	269,607	(304,436)	555,466	(143,843)
Income taxes	73,111	59,065	141,260	97,312
Net income (loss) from continuing operations	196,496	(363,501)	414,206	(241,155)
Net loss from discontinued operations	—	(200,871)	—	(186,682)
Net income (loss)	$196,496	$(564,372)	$414,206	$(427,837)
Dividends declared per common share	$0.8150	$0.7900	$1.6300	$1.5800
Basic earnings (loss) per share:
Continuing operations	$1.36	$(2.52)	$2.87	$(1.67)
Discontinued operations	—	(1.39)	—	(1.29)
Basic earnings (loss) per share	$1.36	$(3.91)	$2.87	$(2.96)
Diluted earnings (loss) per share:
Continuing operations	$1.36	$(2.52)	$2.85	$(1.67)
Discontinued operations	—	(1.39)	—	(1.29)
Diluted earnings (loss) per share	$1.36	$(3.91)	$2.85	$(2.96)

Weighted average common shares outstanding	144,211	144,262	144,312	144,657
Dilutive effect of stock options and non-vested restricted stock awards	772	—	846	—
Weighted average common shares outstanding – assuming dilution	144,983	144,262	145,158	144,657
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income (loss)	$196,496	$(564,372)	$414,206	$(427,837)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments, net of income taxes in 2021 — $7,019 and $14,166; 2020 — $12,114 and $3,445, respectively	7,131	111,599	6,836	(71,014)
Cash flow hedge adjustments, net of income taxes in 2021 — $1,383 and $2,767; 2020 — $560 and $6,044, respectively	3,741	1,514	7,482	(16,342)
Pension and postretirement benefit adjustments, net of income taxes in 2021 — $3,434 and $6,855; 2020 — $3,008 and $6,025, respectively	9,334	7,844	18,630	16,292
Other comprehensive income (loss), net of income taxes	20,206	120,957	32,948	(71,064)
Comprehensive income (loss)	$216,702	$(443,415)	$447,154	$(498,901)
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2021
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
April 1, 2021	144,458,057	$144,458	$117,867	$(1,023,760)	$4,085,998	$3,324,563	$11,546	$3,336,109
Net income	—	—	—	—	196,496	196,496	—	196,496
Other comprehensive income, net of tax	—	—	—	20,206	—	20,206	—	20,206
Cash dividend declared, $0.8150 per share	—	—	—	—	(117,406)	(117,406)	—	(117,406)
Share-based awards exercised	279,441	280	(14,181)	—	—	(13,901)	—	(13,901)
Share-based compensation	—	—	8,286	—	—	8,286	—	8,286
Purchase of stock	(1,435,825)	(1,436)	—	—	(182,929)	(184,365)	—	(184,365)
Noncontrolling interest activities	—	—	—	—	—	—	(280)	(280)
June 30, 2021	143,301,673	$143,302	$111,972	$(1,003,554)	$3,982,159	$3,233,879	$11,266	$3,245,145

	Six Months Ended June 30, 2021
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2021	144,354,335	$144,354	$117,165	$(1,036,502)	$3,979,779	$3,204,796	$13,207	$3,218,003
Net income	—	—	—	—	414,206	414,206	—	414,206
Other comprehensive loss, net of tax	—	—	—	32,948	—	32,948	—	32,948
Cash dividend declared, $1.6300 per share	—	—	—	—	(235,120)	(235,120)	—	(235,120)
Share-based awards exercised	383,163	384	(19,714)	—	—	(19,330)	—	(19,330)
Share-based compensation	—	—	14,521	—	—	14,521	—	14,521
Purchase of stock	(1,435,825)	(1,436)	—	—	(182,929)	(184,365)	—	(184,365)
Cumulative effect from adoption of ASU 2019-12 (1)	—	—	—	—	6,223	6,223	—	6,223
Noncontrolling interest activities	—	—	—	—	—	—	(1,941)	(1,941)
June 30, 2021	143,301,673	$143,302	$111,972	$(1,003,554)	$3,982,159	$3,233,879	$11,266	$3,245,145

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30, 2020
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
April 1, 2020	144,249,343	$144,249	$103,878	$(1,333,329)	$4,487,904	$3,402,702	$20,329	$3,423,031
Net loss	—	—	—	—	(564,372)	(564,372)	—	(564,372)
Other comprehensive income, net of tax	—	—	—	120,957	—	120,957	—	120,957
Cash dividend declared, $0.7900 per share	—	—	—	—	(113,968)	(113,968)	—	(113,968)
Share-based awards exercised	14,846	15	(464)	—	—	(449)	—	(449)
Share-based compensation	—	—	4,405	—	—	4,405	—	4,405
Noncontrolling interest activities	—	—	—	—	—	—	1,284	1,284
June 30, 2020	144,264,189	$144,264	$107,819	$(1,212,372)	$3,809,564	$2,849,275	$21,613	$2,870,888

	Six Months Ended June 30, 2020
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2020	145,378,158	$145,378	$98,777	$(1,141,308)	$4,571,860	$3,674,707	$20,793	$3,695,500
Net loss	—	—	—	—	(427,837)	(427,837)	—	(427,837)
Other comprehensive loss, net of tax	—	—	—	(71,064)	—	(71,064)	—	(71,064)
Cash dividend declared, $1.5800 per share	—	—	—	—	(228,444)	(228,444)	—	(228,444)
Share-based awards exercised	22,475	22	(812)	—	—	(790)	—	(790)
Share-based compensation	—	—	9,854	—	—	9,854	—	9,854
Purchase of stock	(1,136,444)	(1,136)	—	—	(94,583)	(95,719)	—	(95,719)
Cumulative effect from adoption of ASU 2016-13 (2)	—	—	—	—	(11,432)	(11,432)	—	(11,432)
Noncontrolling interest activities	—	—	—	—	—	—	820	820
June 30, 2020	144,264,189	$144,264	$107,819	$(1,212,372)	$3,809,564	$2,849,275	$21,613	$2,870,888

(1)The Company adopted Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, during the first quarter of 2021.
(2)The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, during the first quarter of 2020.
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2021	2020
Operating activities:
Net income (loss)	$414,206	$(427,837)
Net loss from discontinued operations	—	(186,682)
Net income (loss) from continuing operations	414,206	(241,155)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	146,256	133,987
Share-based compensation	14,521	9,854
Excess tax (benefits) deficiencies from share-based compensation	(6,627)	162
Realized currency losses	—	11,356
Goodwill impairment charge	—	506,721
Changes in operating assets and liabilities	136,074	499,795
Net cash provided by operating activities from continuing operations	704,430	920,720
Investing activities:
Purchases of property, plant and equipment	(89,993)	(74,358)
Proceeds from sale of property, plant and equipment	22,065	6,838
Proceeds from divestitures of businesses	13,705	382,737
Acquisitions of businesses and other investing activities	(97,168)	(15,393)
Net cash (used in) provided by investing activities from continuing operations	(151,391)	299,824
Financing activities:
Proceeds from debt	31,599	1,885,109
Payments on debt	(142,295)	(2,082,271)
Share-based awards exercised	(19,330)	(790)
Dividends paid	(231,627)	(225,327)
Purchases of stock	(184,365)	(95,719)
Other financing activities	(2,159)	(8,357)
Net cash used in financing activities from continuing operations	(548,177)	(527,355)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	—	31,668
Net cash used in investing activities from discontinued operations	—	(11,131)
Net cash provided by financing activities from discontinued operations	—	—
Net cash provided by discontinued operations	—	20,537
Effect of exchange rate changes on cash and cash equivalents	(7,639)	(6,959)
Net increase in cash and cash equivalents	(2,777)	706,767
Cash and cash equivalents at beginning of period	990,166	276,992
Cash and cash equivalents at end of period	$987,389	$983,759
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
The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results for the year ended December 31, 2021. The Company's results of operations improved in the first half of 2021 relative to the first half of 2020 as a result of several positive trends caused by the global response to the coronavirus (“COVID-19”) outbreak, which was declared a pandemic in March 2020. In particular, as widespread vaccine distribution continued, we have seen economic recovery in many of the markets where we operate and a significant uptick in consumer mobility. However, the Company's operations remain vulnerable to continuing negative effects caused by COVID-19. The extent to which the pandemic impacts the Company will depend on numerous factors and future developments that the Company cannot predict, including the severity of the virus; the occurrence of additional waves or spikes in infection rates, including the spread of variant strains; the duration of the outbreak; governmental, business or other actions taken in response to the pandemic and the efficacy of these actions, including partial or complete shut downs, travel restrictions, and shelter-in-place orders among other actions; the effectiveness and distribution of COVID-19 vaccines; the ability of the global population to access such vaccines; impacts on the Company's supply chain, its ability to attract talent and keep operating locations open, and on customer demand. The Company has evaluated subsequent events through the date the unaudited condensed consolidated financial statements covered by this quarterly report were issued.

2. Segment Information
The following table presents a summary of the Company's reportable segment financial information from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales:
Automotive	$3,196,299	$2,495,799	$6,149,464	$5,078,484
Industrial	1,587,439	1,327,428	3,098,988	2,837,269
Total net sales	$4,783,738	$3,823,227	$9,248,452	$7,915,753
Segment profit:
Automotive	$290,758	$218,906	$526,436	$361,484
Industrial	150,413	108,928	275,705	222,861
Total segment profit	441,171	327,834	802,141	584,345
Interest expense, net	(15,362)	(24,876)	(33,686)	(44,744)
Intangible asset amortization	(27,384)	(23,256)	(52,928)	(45,996)
Corporate expense	(51,397)	(28,613)	(82,640)	(83,674)
Other unallocated costs (1)	(77,421)	(555,525)	(77,421)	(553,774)
Income (loss) before income taxes from continuing operations	$269,607	$(304,436)	$555,466	$(143,843)
(1)The following table presents a summary of the other unallocated costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other unallocated costs:
Product liability damages award (2)	$(77,421)	$—	$(77,421)	$—
Goodwill impairment charge (3)	—	(506,721)	—	(506,721)
Restructuring costs (4)	—	(25,059)	—	(28,041)
Realized currency loss (5)	—	(11,356)	—	(11,356)
Gain on insurance proceeds related to SPR Fire (6)	—	1,166	—	13,448
Transaction and other costs (7)	—	(13,555)	—	(21,104)
Total other unallocated costs	$(77,421)	$(555,525)	$(77,421)	$(553,774)
(2)Adjustment reflects damages reinstated by the Washington Supreme Court order on July 8, 2021 in connection with a 2017 automotive product liability claim. Refer to the commitments and contingencies footnote to the condensed consolidated financial statements for more information.
(3)Adjustment reflects the 2020 goodwill impairment charge related to the Company's European reporting unit.
(4)Adjustment reflects restructuring costs related to the execution of certain restructuring actions across the Company's subsidiaries primarily targeted at simplifying the organizational structures and distribution networks implemented by the Company in October 2019 (the “2019 Cost Savings Plan”). The costs are primarily associated with severance and other employee costs, including a voluntary retirement program, and facility and closure costs related to the consolidation of operations.
(5)Adjustment reflects realized currency losses related to divestitures.
(6)Adjustment reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs related to the S.P. Richards Headquarters and Distribution Center.
(7)Adjustment reflects (i) $2,481 and $8,490 of incremental costs associated with COVID-19 for the three and six months ended June 30, 2020, respectively, and (ii) costs associated with certain divestitures. COVID-19 related costs include incremental costs incurred relating to fees to cancel marketing events and increased cleaning and sanitization materials, among other things.
Net sales are disaggregated by geographical region for each of the Company’s reportable segments, as the Company deems this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America:
Automotive	$2,076,562	$1,715,567	$3,939,367	$3,447,063
Industrial	1,469,775	1,231,208	2,869,174	2,641,923
Total North America	$3,546,337	$2,946,775	$6,808,541	$6,088,986
Australasia:
Automotive	$388,708	$282,797	$756,577	$555,721
Industrial	117,664	96,220	229,814	195,346
Total Australasia	$506,372	$379,017	$986,391	$751,067
Europe – Automotive	$731,029	$497,435	$1,453,520	$1,075,700
Total net sales	$4,783,738	$3,823,227	$9,248,452	$7,915,753
3. Accumulated Other Comprehensive Loss
The following tables present the changes in accumulated other comprehensive loss (“AOCL”) by component for the six months ended June 30:

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2021	$(692,868)	$(30,007)	$(313,627)	$(1,036,502)
Other comprehensive income before reclassifications	—	—	6,836	6,836
Amounts reclassified from accumulated other comprehensive loss	18,630	7,482	—	26,112
Other comprehensive income, net of income taxes	18,630	7,482	6,836	32,948
Ending balance, June 30, 2021	$(674,238)	$(22,525)	$(306,791)	$(1,003,554)

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2020	$(704,415)	$(20,671)	$(416,222)	$(1,141,308)
Other comprehensive loss before reclassifications	—	(21,046)	(82,370)	(103,416)
Amounts reclassified from accumulated other comprehensive loss	16,292	4,704	11,356	32,352
Other comprehensive income (loss), net of income taxes	16,292	(16,342)	(71,014)	(71,064)
Ending balance, June 30, 2020	$(688,123)	$(37,013)	$(487,236)	$(1,212,372)
The AOCL components related to the pension benefits are included in the computation of net periodic benefit income in the employee benefit plans footnote. The nature of the cash flow hedges are discussed in the derivatives and hedging footnote.

Generally, tax effects in AOCL are established at the currently enacted tax rate and reclassified to net income (loss) in the same period that the related pre-tax AOCL reclassifications are recognized.
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
5. Employee Benefit Plans
Net periodic benefit income from the Company's pension plans included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$3,101	$2,925	$6,142	$5,907
Interest cost	17,962	20,865	35,868	41,790
Expected return on plan assets	(38,858)	(38,410)	(77,590)	(76,933)
Amortization of prior service credit	172	173	344	346
Amortization of actuarial loss	12,509	11,088	24,965	22,210
Net periodic benefit income	$(5,114)	$(3,359)	$(10,271)	$(6,680)
Service cost is recorded in selling, administrative and other expenses in the condensed consolidated statements of income while all other components are recorded within other non-operating (income) expenses. Pension benefits also include amounts related to supplemental retirement plans.
6. Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores and businesses (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates but receives a fee for the guarantees. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded that the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants. At June 30, 2021, the Company was in compliance with all such covenants.
As of June 30, 2021, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $896,080. These loans generally mature over periods from one to six years. The Company regularly monitors the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents and affiliates that participate in the guarantee programs. In the event that the Company is required to make payments in connection with these guarantees, the Company would obtain and liquidate certain collateral pledged by the independents or affiliates (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. The Company recognizes a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings and the current expected credit loss reserve is not material. As of June 30, 2021, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.

As of June 30, 2021, the Company has recognized certain assets and liabilities amounting to $78,000 each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets. The liabilities relate to the Company's noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from the Company's current expected credit loss reserve.
7. Accounts Receivable Sales Agreement
The Company has an accounts receivable sales agreement (the “A/R Sales Agreement”) to sell short-term receivables from certain customer trade accounts to an unaffiliated financial institution on a revolving basis. The A/R Sales Agreement has a 3 year term, which the Company intends to renew.
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
The SPE transferred ownership and control of certain receivables that met certain qualifying conditions to the unaffiliated financial institution in exchange for cash. The Company accounts for transactions with the unaffiliated financial institution as sales of financial assets, with the associated receivables derecognized from the Company's condensed consolidated balance sheet. The remaining receivables held by the SPE were pledged to secure the collectability of the sold receivables. The amount of receivables pledged as collateral as of June 30, 2021 and December 31, 2020 is approximately $959,000 and $771,000, respectively.
The Company continues to be involved with the receivables transferred by the SPE to the unaffiliated financial institution by providing collection services. As cash is collected on sold receivables, the SPE continuously transfers ownership and control of new qualifying receivables to the unaffiliated financial institution so that the total principal amount outstanding of receivables sold is approximately $800,000 at any point in time (which is the maximum amount allowed under the agreement). The future amount of receivables outstanding as sold could decrease, based on the level of activity and other factors. Total principal amount outstanding of receivables sold is approximately $800,000 as of June 30, 2021 and December 31, 2020, respectively.
The following table summarizes the activity under the A/R Sales Agreement for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Receivables sold to the financial institution and derecognized	$1,888,942	$902,326	$3,816,873	$902,326
Cash collected on sold receivables	$1,888,940	$402,302	$3,816,868	$402,302
Upon entry into the A/R Sales Agreement, the Company received an initial benefit from cash from operations of approximately $800,000 in the year ended December 31, 2020. Continuous cash activity related to the A/R Sales Agreement is reflected in cash from operating activities in the condensed consolidated statement of cash flows. The SPE incurs fees due to the unaffiliated financial institution related to the accounts receivable sales transactions. Those fees, which are immaterial, are recorded within other non-operating (income) expense in the condensed consolidated statements of income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institution any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of June 30, 2021 and December 31, 2020 is not material. The servicing liability related to the Company's collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.
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
•Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions
As of June 30, 2021 the fair value of the Company's senior unsecured notes was approximately $2,617,081, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.
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
The following table summarizes the location and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships:

		June 30, 2021		December 31, 2020
Instrument	Balance Sheet Location	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$925,810	$37,783	$800,000	$7,668
Forward contracts	Other current liabilities	$235,180	$12,223	$360,990	$19,442
Foreign currency debt	Long-term debt	€700,000	$832,790	€700,000	$861,070

The tables below presents gains and losses related to designated cash flow hedges and net investment hedges:

	Gain (Loss) Recognized in AOCL Before Reclassifications		Gain Recognized in Interest Expense For Excluded Components
	2021	2020	2021	2020
Three Months Ended June 30,
Cash flow hedges:
Interest rate contracts	$—	$(4,370)	$—	$—
Net investment hedges:
Forward contracts	(13,329)	(31,147)	6,574	7,476
Foreign currency debt	(12,670)	(13,720)	—	—
Total	$(25,999)	$(49,237)	$6,574	$7,476

	Gain (Loss) Recognized in AOCL Before Reclassifications		Gain Recognized in Interest Expense For Excluded Components
	2021	2020	2021	2020
Six Months Ended June 30,
Cash flow hedges:
Interest rate contracts	$—	$(28,830)	$—	$—
Net investment hedges:
Forward contracts	24,186	15,701	13,148	13,998
Foreign currency debt	28,280	(2,940)	—	—
Total	$52,466	$(16,069)	$13,148	$13,998
10. Commitments and Contingencies
Legal Matters
As more fully discussed in the Company's notes to the consolidated financial statements in its 2020 Annual Report on Form 10-K, a jury awarded damages in 2017 against the Company in a litigated automotive product liability dispute. On February 19, 2020, the Washington Court of Appeals issued an order entirely reversing the jury’s finding on damages and ordering a new trial on damages. The plaintiffs subsequently appealed this order to the Washington Supreme Court. On July 7, 2020, the Washington Supreme Court indicated that it would consider a further appeal on this matter, and oral arguments occurred on November 10, 2020. On July 8, 2021, the Washington Supreme Court overturned the order of the Washington Court of Appeals and reinstated the trial court's damage award of $77,100 against the Company. The Company recorded an adjustment to increase Selling, general and other expenses by approximately $77,421, inclusive of statutory interest and insurance coverage, in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2021.
Environmental Liabilities
Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed an applied threshold not to exceed $1 million. Applying this threshold, there are no environmental matters to disclose for this period.
11. Acquisitions, Divestitures and Discontinued Operations
Acquisitions
The Company acquired several businesses for approximately $98,018 and $33,047, net of cash acquired, during the six months ended June 30, 2021 and June 30, 2020, respectively. The measurement period is still open for certain businesses acquired in prior periods, but there have been no significant measurement period adjustments during the three and six months ended June 30, 2021.
Divestitures

The Company received cash proceeds from divestitures of businesses totaling $13,705 and $382,737 for the six months ended June 30, 2021 and June 30, 2020, respectively.
Discontinued Operations
Business Products Group
During 2020, the Company completed the divestiture of its Business Products Group as part of its long-term strategic initiative to streamline its operations and optimize its portfolio so that it can drive shareholder value by focusing on its global Automotive and Industrial Parts Groups. This divestiture represented a single plan to exit the Business Products Group segment and was considered a strategic shift that had a major effect on the Company’s operations and financial results. Therefore, the results of operations, financial position and cash flows for the Business Products Group are reported as discontinued operations for all prior periods presented.
The Company retains an investment in S.P. Richard's (“SPR”), a business that previously belonged to the Business Products Group, with a carrying value of $70,576, which is included within other assets on the condensed consolidated balance sheets, as of June 30, 2021. The Company maintains an allowance equal to the current expected credit loss based on a consideration of historical experience, current market conditions and reasonable and supportable forecasts related to this investment and other related assets of $17,000.
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
The Company’s results of operations for discontinued operations were:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Net sales	$379,938	$846,944
Cost of goods sold	277,614	632,007
Gross profit	102,324	214,937
Operating expenses	89,385	179,461
Loss on disposal	216,133	220,318
Loss before income taxes	(203,194)	(184,842)
Income tax (benefit) expense	(2,323)	1,840
Net loss from discontinued operations	$(200,871)	$(186,682)
12. Income Taxes
The Company's effective income tax rate was 27.1% for the three months ended June 30, 2021, compared to negative 19.4% for the same three month period in 2020. The effective income tax rate was 25.4% for the six months ended June 30, 2021, compared to negative 67.7% for the same period in 2020. The rate increase is primarily due to the non-deductible goodwill impairment charge that occurred in 2020. In addition, during the second quarter of 2021 the United Kingdom enacted legislation raising its corporate tax rate from 19% to 25% effective April 2023. The Company remeasured its deferred tax assets and liabilities as of June 30, 2021, primarily related to its intangible assets. The rate increase was partially offset by stock compensation excess tax benefits.
13. Earnings Per Share
As more fully discussed in the share-based compensation footnote of the Company’s notes to the consolidated financial statements in its 2020 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. Certain outstanding options to purchase shares of common stock are not included in the diluted earnings per share calculation because their inclusion would have been anti-dilutive. Options to purchase approximately 186 and 99 shares of common stock were outstanding but excluded from the computations of diluted earnings per share for the three and six month periods ended June 30, 2021, respectively, as compared to approximately 2,537 and 2,418 for the three and six month periods ended June 30, 2020, respectively. These options were excluded because their inclusion would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the year ended December 31, 2021.
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
We caution you that all forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, the extent and duration of the disruption to our business operations caused by the global health crisis associated with the COVID-19 pandemic, including the effects on the financial health of our business partners and customers, on supply chains and our suppliers, on vehicle miles driven as well as other metrics that affect our business, and on access to capital and liquidity provided by the financial and capital markets; our ability to maintain compliance with our debt covenants; our ability to successfully integrate acquired businesses into our operations and to realize the anticipated synergies and benefits; our ability to successfully implement our business initiatives in our two business segments; slowing demand for our products; the ability to maintain favorable supplier arrangements and relationships; disruptions in global supply chains and in our suppliers' operations, including as a result of the impact of COVID-19 on our suppliers and our supply chain; changes in national and international legislation or government regulations or policies, including changes to import tariffs, environmental and social policy, infrastructure programs and privacy legislation, and their impact to us and our suppliers and customers; changes in general economic conditions, including unemployment, inflation (including the impact of tariffs) or deflation and the United Kingdom's (“U.K.”) exit from the European Union and the unpredictability of the impact following such exit; changes in tax policies; volatile exchange rates; volatility in oil prices; significant cost increases, such as rising fuel and freight expenses; our ability to successfully attract and retain employees in the current labor market; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; failure or weakness in our disclosure controls and procedures and internal controls over financial reporting, including as a result of the work from home environment; the uncertainties and costs of litigation; disruptions caused by a failure or breach of our information systems, as well as other risks and uncertainties discussed in our 2020 Annual Report on Form 10-K (all of which risks may be amplified by the COVID-19 pandemic) and from time to time in our subsequent filings with the SEC.
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
The Company's Automotive Parts Group operated in the U.S., Canada, Mexico, France, the U.K., Germany, Poland, the Netherlands, Belgium, Australia and New Zealand as of June 30, 2021, and accounted for 66% of total revenue for the six months ended June 30, 2021. Our Industrial Parts Group operated in the U.S., Canada, Mexico, Australia, New Zealand,

Indonesia and Singapore. The Industrial Parts Group accounted for 34% of the Company's total revenue for the six months ended June 30, 2021.
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
COVID-19 Pandemic
Our business and results of operations improved in the first half of 2021 relative to the first half of 2020 as a result of several positive trends caused by the global response to the COVID-19 outbreak, which was declared a pandemic in March 2020. In particular, as widespread vaccine distribution continued, we have seen economic recovery in many of the markets where we operate and a significant uptick in consumer mobility. However, some areas, primarily Europe and Australasia, continue to experience renewed outbreaks and surges in infection rates. As a result, our business segments continue to face many uncertainties and our operations remain vulnerable to continuing negative effects caused by the pandemic.
The extent to which the COVID-19 pandemic impacts us will depend on numerous factors and future developments that we cannot predict, including the severity of the virus; the occurrence of additional waves or spikes in infection rates, including the spread of variant strains; the duration of the outbreak; governmental, business or other actions taken in response to the pandemic and the impact of these actions, including partial or complete shutdowns, travel restrictions, and shelter-in-place orders among other actions; the effectiveness and distribution of COVID-19 vaccines; the ability of the global population to access such vaccines; impacts on our supply chain, our ability to attract talent and keep operating locations open, and customer demand.
As of June 30, 2021, substantially all our operations are open for business. Our supply chain partners have been very supportive, despite strain on the supply chain with respect to labor shortages and certain inventory shortages, delays in order fulfillment and increased backlogs. Our partners continue to do their part to help our service levels to our customers remain strong. We remain in constant communication with our employees regarding changing conditions and protocol. Based on the length and severity of COVID-19, we may experience continued volatility in customer demand and supply chain disruption. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.
For further information regarding the impact of COVID-19 on our business, please see “Results of Operations,” “Financial Condition,” “Liquidity and Capital Resources,” “Changes in Internal Control over Financial Reporting,” Item 1A, “Risk Factors,” and Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” in this report, which are incorporated herein by reference.
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
Results of Operations
Overview
As a result of COVID-19 vaccine distribution and its positive impact on consumer mobility and demand, we are encouraged by the increase in consumer activity during the first half of 2021 as our key markets continue to reopen. In addition, we continue to realize the benefits of our cost savings initiatives to more effectively leverage our cost structure in both our Automotive and Industrial Parts Groups. Both our segments reported improved sales and segment profit margin during the three and six months ended June 30, 2021 when compared to the same prior year periods. The Automotive Parts Group benefited from the broad economic recovery, an increase in customer mobility and miles driven, as well as favorable weather trends. Additionally, the Industrial Parts Group experienced continued recovery in their operations and benefited from our operational initiatives, including the improved omni-channel capabilities and the expansion of our services and solutions business.
Sales
Sales for the three months ended June 30, 2021 were $4.8 billion, a 25.1% increase as compared to $3.8 billion in the same period of the prior year. The increase in sales is attributable to a 19.5% increase in comparable sales, a net favorable impact of foreign currency and other of 4.1% and a 1.5% benefit from acquisitions. Sales for the six months ended June 30, 2021 were $9.2 billion, a 16.8% increase as compared to $7.9 billion in the same period of the prior year. The increase in sales is due to a 11.8% comparable sales increase, a 3.9% net favorable impact of foreign currency and other and a 1.1% benefit from acquisitions. The increases in comparable sales is driven primarily by the increased consumer activity as our key markets continue to reopen when compared to the three and six months ended June 30, 2020. The impact of price inflation was minimal for the three and six months ended June 30, 2021.
Sales for the Automotive Parts Group increased 28.1% for the three months ended June 30, 2021, as compared to the same period in the prior year. This group's revenue increase for the three months ended June 30, 2021 consisted of an approximate 21.1% increase in comparable sales, a 5.1% net favorable impact of foreign currency and other and a 1.9% benefit from acquisitions. This group's 21.1% revenue increase for the six months ended June 30, 2021 consisted of an approximate 14.8% increase in comparable sales, a 4.9% net favorable impact from foreign currency and other and a 1.4% benefit from acquisitions.
Sales for the Industrial Parts Group increased 19.6% for the three months ended June 30, 2021, as compared to the same period in 2020. The increase in this group's revenue reflects an approximate 16.4% increase in comparable sales, a 2.4% favorable foreign currency impact and a 0.8% benefit from acquisitions. This group's 9.2% sales increase for the six months ended June 30, 2021 reflects a 6.5% increase in comparable sales, a 2.0% favorable impact from foreign currency and a 0.7% benefit from acquisitions.
Cost of Goods Sold and Operating Expenses
Cost of goods sold for the three months ended June 30, 2021 was $3.1 billion, a 22.2% increase from $2.5 billion for the same period in 2020. As a percentage of net sales, cost of goods sold was 64.7% for the three months ended June 30, 2021, as compared to 66.2% in the same three month period of 2020. Cost of goods sold for the six months ended June 30, 2021 was $6.0 billion, a 14.9% increase from $5.2 billion for the same period in 2020. As a percentage of net sales, cost of goods sold was 65.1% for the six months ended June 30, 2021, as compared to 66.2% in the same six month period of 2020. The increase in cost of goods sold for the three and six months ended June 30, 2021 primarily relates to the overall increase in sales volume due to the increased consumer activity as compared to the same three and six month periods of the prior year.
Gross profit as a percentage of net sales may fluctuate based on (i) changes in merchandise costs and related supplier volume incentives or pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures, (iv) physical inventory and LIFO adjustments, (v) changes in foreign currency exchange rates, and (vi) the impact of tariffs. Gross margin increased to 35.3% and 34.9% for the three and six months ended June 30, 2021, respectively, compared to 33.8% for the same three and six month periods of 2020. The gross margin improvements primarily reflect the impact of higher levels of supplier incentives on stronger sales and the favorable impact of channel and geographical mix shifts, positive product mix, and strategic category management initiatives including pricing and global sourcing actions. In addition, there was an approximate 1.5% positive impact of price inflation for the three months ended June 30, 2021. The impact of price inflation for the six month period ended June 30, 20201 was less than 1%. We have reported improved year over year gross margin for 15 consecutive quarters.
Total operating expenses decreased to $1.4 billion for the three months ended June 30, 2021 as compared to $1.6 billion for the same three month period in 2020. As a percentage of net sales, operating expenses improved to 29.9% as compared to 41.4% in the same three month period of the previous year. For the six months ended June 30, 2021, these expenses totaled $2.7 billion as compared to $2.8 billion for the same six month period in 2020. As a percentage of net sales, operating expenses improved to 29.2% as compared to 35.4% in the same six month period of the previous year. The decrease in operating expenses as a percentage of net sales for the three and six months ended June 30, 2021 is primarily related to the impact of a non-cash goodwill impairment charge included in operating expenses for these periods in 2020. Additionally, these metrics are improved due to the leverage on stronger sales and cost control initiatives.
Our operating expenses are substantially comprised of compensation and benefit-related costs for personnel. Other major expense categories include transportation and delivery costs driven by higher sales, facility occupancy costs, technology and digital costs, insurance costs, legal and professional services, and travel and advertising.

Segment Profit
The Automotive Parts Group’s segment profit increased 32.8% in the three months ended June 30, 2021 as compared to the same period of 2020, and its segment profit margin improved to 9.1% as compared to 8.8% in the same period of the previous year. This improvement in segment profit margin reflects the positive impact of gross margin gains and the leveraging of expenses due to strong automotive sales volumes. For the six months ended June 30, 2021, the Automotive Parts Group's segment profit increased approximately 45.6% and the segment profit margin improved to 8.6% as compared to 7.1% in the same six month period of 2020. The improvement in segment profit margin for the six months is primarily due to our strong operating results, as a result of the increased consumer activity as our key markets continue to reopen, gross margin gains and the leveraging of expenses on higher sales.
The Industrial Parts Group's segment profit increased 38.1% in the three months ended June 30, 2021 as compared to the same three month period of 2020, and the segment profit margin for this group improved to 9.5% compared to 8.2% for the same period of the previous year. Segment profit for the Industrial Parts Group improved 23.7% in the six months ended June 30, 2021 as compared to the same six month period of 2020, and the segment profit margin for this group improved to 8.9% compared to 7.9% for the same period of the previous year. The improved segment profit margins for both periods reflect the positive impact of higher sales volumes, gross margin gains and efficiencies in the operating structure of the Industrial Parts Group. Additionally, the Industrial Parts Group benefited from the strengthening industrial economy, which is evident in indicators such as the Purchasing Managers Index and Industrial Production Index.
Income Taxes
The Company's effective income tax rate was 27.1% for the three months ended June 30, 2021, compared to negative 19.4% for the same three month period in 2020. The effective income tax rate was 25.4% for the six months ended June 30, 2021, compared to negative 67.7% for the same period in 2020. The rate increase is primarily due to the non-deductible goodwill impairment charge that occurred in 2020, as described below. In addition, during the second quarter of 2021 the United Kingdom enacted legislation raising its corporate tax rate from 19% to 25% effective April 2023. The Company remeasured its deferred tax assets and liabilities as of June 30, 2021 related to its intangible assets. The rate increase was partially offset by stock compensation excess tax benefits.
Net Income (Loss) from Continuing Operations
For the three months ended June 30, 2021, the Company recorded net income from continuing operations of $196.5 million, an increase of 154.1% as compared to net loss from continuing operations of $363.5 million in the same three month period of the prior year. On a per share diluted basis, net income was $1.36, an increase of 154.0% as compared to net loss per diluted share of $2.52 for the same three month period of 2020. For the six months ended June 30, 2021, the Company recorded net income from continuing operations of $414.2 million, an increase of 271.8% as compared to net loss from continuing operations of $241.2 million in the same six month period of the prior year. On a per share diluted basis, net income from continuing operations was $2.85, an increase of 270.7% as compared to net loss per diluted share of $1.67 in the same six month period of 2020. The increase in income for these periods was primarily driven by higher sales volume as a result of increased consumer activity as our key markets continue to reopen.
Further impacting net income from continuing operations during the three and six months ended June 30, 2021, the Company incurred $77.4 million of adjustments related to damages reinstated by the Washington Supreme Court order on July 8, 2021 in connection with a 2017 automotive product liability claim. Refer to the commitments and contingencies footnote to the condensed consolidated financial statements for more information. The Company believes these damages represent costs that do not arise in the ordinary course of the Company's business.
During the three and six months ended June 30, 2020, the Company incurred $555.5 million and $553.8 million of adjustments, respectively. These adjustments include goodwill impairment charge of $506.7 million related to our European reporting unit and also represents restructuring costs, realized currency losses, insurance proceeds related to the SPR Fire and transaction and other costs and income. Transaction and other costs primarily include incremental costs associated with certain divestitures and COVID-19.
For the three months ended June 30, 2021, the Company's adjusted net income from continuing operations was $252.6 million, an increase of 32.6% as compared to adjusted net income from continuing operations of $190.5 million in the same three month period of the prior year. On a per share basis, adjusted net income from continuing operations was $1.74 for the three months ended June 30, 2021, an increase of 31.8% as compared to $1.32 for the same three month period of 2020. For the six months ended June 30, 2021, adjusted net income from continuing operations was $470.3 million, an increase of 53.0% as compared to $307.3 million for the same six month period of 2020. On a per share diluted basis, adjusted net income from continuing operations was $3.24 for the six months ended June 30, 2021, an increase of 52.8% as compared to $2.12 for the same six month period of the prior year. Both adjusted net income from continuing operations and adjusted diluted net income from continuing operations per common share are non-GAAP measures (see table below for reconciliations to the most directly comparable GAAP measures).
The following table sets forth a reconciliation of net income (loss) from continuing operations and diluted net income (loss) from continuing operations per common share to adjusted net income from continuing operations and adjusted diluted net income from continuing operations per common share to account for the impact of these adjustments. The Company believes that the presentation of adjusted net income from continuing operations and adjusted diluted net income from continuing operations per common share, which are not calculated in accordance with GAAP, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to both management and investors that is indicative of the Company's core operations. The Company considers these metrics useful to investors because they provide greater transparency into management’s view and assessment of the Company’s ongoing operating performance by removing items management believes are not representative of our continuing operations and may distort our longer-term operating trends. We believe these measures are useful and enhance the comparability of our results from period to period and with our competitors, as well as show ongoing results from operations distinct from items that are infrequent or not associated with the Company’s core operations. The Company does not, nor does it suggest investors should, consider such non-GAAP financial measures, as superior to, in isolation from, or as a substitute for, GAAP financial information.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
GAAP net income (loss) from continuing operations	$196,496	$(363,501)	$414,206	$(241,155)

Adjustments:
Product liability damages award (1)	77,421	—	77,421	—
Goodwill impairment charge (2)	—	506,721	—	506,721
Restructuring costs (3)	—	25,059	—	28,041
Realized currency loss (4)	—	11,356	—	11,356
Gain on insurance proceeds related to SPR Fire (5)	—	(1,166)	—	(13,448)
Transaction and other costs (6)	—	13,555	—	21,104
Total adjustments	77,421	555,525	77,421	553,774
Tax impact of adjustments	(21,322)	(1,500)	(21,322)	(5,310)
Adjusted net income from continuing operations	$252,595	$190,524	$470,305	$307,309

The table below represent amounts per common share assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
GAAP net income (loss) from continuing operations	$1.36	$(2.52)	$2.85	$(1.67)

Adjustments:
Product liability damages award (1)	0.53	—	0.53	—
Goodwill impairment charge (2)	—	3.51	—	3.50
Restructuring costs (3)	—	0.17	—	0.19
Realized currency loss (4)	—	0.08	—	0.08
Gain on insurance proceeds related to SPR Fire (5)	—	(0.01)	—	(0.09)
Transaction and other costs (6)	—	0.10	—	0.15
Total adjustments	0.53	3.85	0.53	3.83
Tax impact of adjustments	(0.15)	(0.01)	(0.14)	(0.04)
Adjusted diluted net income from continuing operations per common share	$1.74	$1.32	$3.24	$2.12
Weighted average common shares outstanding – assuming dilution	144,983	144,262	145,158	144,657
The table below clarifies where the items that have been adjusted above to improve comparability of the financial information from period to period are presented in the condensed consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Line item:
Cost of goods sold	$—	$12,891	$—	$12,891
Selling, administrative and other expenses	77,421	663	77,421	8,213
Goodwill impairment charge	—	506,721	—	506,721
Restructuring costs	—	25,059	—	28,041
Non-operating (income) expenses: Other	—	10,191	—	(2,092)
Total adjustments	$77,421	$555,525	$77,421	$553,774
(1)Adjustment reflects damages reinstated by the Washington Supreme Court order on July 8, 2021 in connection with a 2017 automotive product liability claim. Refer to the commitments and contingencies footnote to the condensed consolidated financial statements for more information.
(2)Adjustment reflects the 2020 goodwill impairment charge related to the Company's European reporting unit.
(3)Adjustment reflects restructuring costs related to the execution of the 2019 Cost Savings Plan. The costs are primarily associated with severance and other employee costs, including a voluntary retirement program, and facility and closure costs related to the consolidation of operations.
(4)Adjustment reflects realized currency losses related to divestitures.
(5)Adjustment reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs related to the S.P. Richards Headquarters and Distribution Center.
(6)Adjustment reflects (i) $2,481 and $8,490 of incremental costs associated with COVID-19 for the three and six months ended June 30, 2020, respectively, and (ii) costs associated with certain divestitures. COVID-19 related costs include incremental costs incurred relating to fees to cancel marketing events and increased cleaning and sanitization materials, among other things.

Financial Condition
The Company’s cash balance of $987.4 million at June 30, 2021 decreased $2.8 million, or 0.3%, from December 31, 2020. For the six months ended June 30, 2021, the Company had net cash provided by operating activities of $704.4 million, net cash used in investing activities of $151.4 million and net cash used in financing activities of $548.2 million. The cash provided by operating activities included net income of $414.2 million, adjustments to net income of $154.2 million primarily associated with depreciation and amortization expense, and changes in assets and liabilities of $136.1 million primarily associated with increased purchasing related to sales volume. The investing activities consisted primarily of $90.0 million in capital expenditures and $97.2 million in acquisitions and other investing activities, slightly offset by $35.8 million in proceeds from divestitures and the sale of property, plant and equipment. The financing activities consisted primarily of $231.6 million for dividends paid to the Company’s shareholders, $184.4 million paid for share repurchases and $110.7 million net payments on debt.
Accounts receivable increased $343.0 million, or 22.0%, from December 31, 2020 primarily due to higher sales volumes. Inventory increased $172.8 million, or 4.9%, due to increased economic activity and related product demand. Accounts payable increased $601.2 million, or 14.6% from December 31, 2020 due to increased purchasing related to sales volume and, to a lesser extent, extended payment terms with certain suppliers. Total debt of $2.5 billion at June 30, 2021 decreased $0.2 billion, or 5.8%, from December 31, 2020.
We continue to negotiate extended payment dates with our suppliers. Our current payment terms with the majority of our suppliers range from 30 to 360 days. Several global financial institutions offer voluntary supply chain finance (“SCF”) programs which enable our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that takes advantage of our credit rating and may be beneficial to them. The SCF program is primarily available to suppliers of goods and services included in cost of goods sold in our condensed consolidated statements of comprehensive income (loss). The Company and our suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and they issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. In turn, we direct payment to the financial institutions, rather than the suppliers, for the invoices sold to the financial institutions. No guarantees are provided by the Company or any of our subsidiaries on third-party performance under the SCF program; however, the Company guarantees the payment by our subsidiaries to the financial institutions participating in the SCF program for the applicable invoices. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable in our condensed consolidated balance sheets. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our condensed consolidated statements of cash flows. As of June 30, 2021 and December 31, 2020, the outstanding payment obligations to the financial institutions are $2.1 billion and $1.8 billion, respectively. The amount settled through the SCF program was $1.2 billion and $1.3 billion for the six months ended June 30, 2021 and June 30, 2020, respectively.
Liquidity and Capital Resources
We ended the quarter with $2.5 billion of total liquidity (comprising $1.5 billion availability on the revolving credit facility and $1 billion of cash and cash equivalents). From time to time, we may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk. We currently believe that the existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
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
We expect to be able to continue to borrow funds at reasonable rates over the long term. At June 30, 2021, the Company's total average cost of debt was 2.35%, and the Company remained in compliance with all covenants connected with its borrowings, such covenants include, among others, a financial covenant to maintain a certain leverage ratio of consolidated debt to consolidated adjusted EBITDA under our credit facility.
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
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during the Company’s last quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity and capital resources. Except as set forth herein, there have been no significant developments to the information presented in our 2020 Annual Report on Form 10-K with respect to litigation or commitments and contingencies. Refer to the commitments and contingencies footnote to the condensed consolidated financial statements for more information, which information is incorporated by reference herein.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the Company’s purchases of shares of the Company’s common stock during the three months ended June 30, 2021:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2021 through April 30, 2021	110,416	$124.05	—	14,479,536
May 1, 2021 through May 31, 2021	652,096	$131.05	470,364	14,009,172
June 1, 2021 through June 30, 2021	1,028,696	$127.14	965,461	13,043,711
Totals	1,791,208	$128.37	1,435,825	13,043,711
(1)Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15.0 million shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase program is terminated by action of the Board of Directors. The program may be suspended at any time and does not have an expiration date. Approximately 13.0 million shares authorized remain available to be repurchased by the Company. There were no other repurchase programs announced as of June 30, 2021.

Item 6. Exhibits
(a) The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)
Exhibit 3.2	By-Laws of the Company, as amended and restated November 19, 2018 (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 19, 2018)
Exhibit 10.1*	Description of Director Compensation
Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer – filed herewith
Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer – filed herewith
Exhibit 32
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer and Chief Financial Officer – furnished herewith

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the period ended June 30, 2020 formatted in Inline XBRL
* Indicates management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: July 22, 2021	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: July 22, 2021	/s/ Napoleon B. Rutledge Jr.
Napoleon B. Rutledge Jr.
Senior Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)