Form 10-Q
period 2021-09-30
GENUINE PARTS CO
filed 2021-10-21
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 142,421,748 shares of common stock outstanding as of October 18, 2021.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$919,097	$990,166
Trade accounts receivable, less allowance for doubtful accounts (2021 – $44,807; 2020 – $36,622)	1,888,253	1,556,966
Merchandise inventories, net	3,748,418	3,506,271
Prepaid expenses and other current assets	1,226,416	1,060,360
Total current assets	7,782,184	7,113,763
Goodwill	1,890,821	1,917,477
Other intangible assets, less accumulated amortization	1,409,886	1,498,257
Deferred tax assets	43,726	65,658
Property, plant and equipment, less accumulated depreciation (2021 – $1,315,825; 2020 – $1,268,170)	1,107,374	1,162,043
Operating lease assets	1,040,724	1,038,877
Other assets	700,223	644,140
Total assets	$13,974,938	$13,440,215

Liabilities and equity
Current liabilities:
Trade accounts payable	$4,819,084	$4,128,084
Current portion of debt	—	160,531
Dividends payable	116,356	114,043
Other current liabilities	1,601,883	1,491,426
Total current liabilities	6,537,323	5,894,084
Long-term debt	2,432,539	2,516,614
Operating lease liabilities	781,750	789,294
Pension and other post–retirement benefit liabilities	254,727	265,687
Deferred tax liabilities	222,467	212,910
Other long-term liabilities	549,574	543,623
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2021 – 142,503,493 shares; 2020 – 144,354,335 shares	142,503	144,354
Additional paid-in capital	118,223	117,165
Retained earnings	3,995,537	3,979,779
Accumulated other comprehensive loss	(1,073,086)	(1,036,502)
Total parent equity	3,183,177	3,204,796
Noncontrolling interests in subsidiaries	13,381	13,207
Total equity	3,196,558	3,218,003
Total liabilities and equity	$13,974,938	$13,440,215
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net sales	$4,818,849	$4,370,086	$14,067,301	$12,285,839
Cost of goods sold	3,108,082	2,842,020	9,126,614	8,079,108
Gross profit	1,710,767	1,528,066	4,940,687	4,206,731
Operating expenses:
Selling, administrative and other expenses	1,338,768	1,140,156	3,883,241	3,254,442
Depreciation and amortization	72,121	69,097	218,377	203,084
Provision for doubtful accounts	4,284	5,633	14,230	23,452
Restructuring costs	—	10,968	—	39,009
Goodwill impairment charge	—	—	—	506,721
Total operating expenses	1,415,173	1,225,854	4,115,848	4,026,708
Non-operating (income) expenses:
Interest expense	14,958	25,788	50,127	72,218
Other	(18,338)	(21,241)	(79,728)	(46,017)
Total non-operating (income) expenses	(3,380)	4,547	(29,601)	26,201
Income before income taxes	298,974	297,665	854,440	153,822
Income taxes	70,389	64,747	211,649	162,059
Net income (loss) from continuing operations	228,585	232,918	642,791	(8,237)
Net loss from discontinued operations	—	(5,387)	—	(192,069)
Net income (loss)	$228,585	$227,531	$642,791	$(200,306)
Dividends declared per common share	$0.8150	$0.7900	$2.4450	$2.3700
Basic earnings (loss) per share:
Continuing operations	$1.60	$1.61	$4.47	$(0.06)
Discontinued operations	—	(0.03)	—	(1.33)
Basic earnings (loss) per share	$1.60	$1.58	$4.47	$(1.39)
Diluted earnings (loss) per share:
Continuing operations	$1.59	$1.61	$4.44	$(0.06)
Discontinued operations	—	(0.04)	—	(1.33)
Diluted earnings (loss) per share	$1.59	$1.57	$4.44	$(1.39)

Weighted average common shares outstanding	142,871	144,273	143,826	144,528
Dilutive effect of stock options and non-vested restricted stock awards	718	762	796	—
Weighted average common shares outstanding – assuming dilution	143,589	145,035	144,622	144,528
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$228,585	$227,531	$642,791	$(200,306)
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments, net of income taxes in 2021 — $11,328 and $25,494; 2020 — $22,896 and $19,451, respectively	(82,574)	34,063	(75,738)	(36,951)
Cash flow hedge adjustments, net of income taxes in 2021 — $1,384 and $4,151; 2020 — $1,313 and $4,731, respectively	3,741	3,550	11,223	(12,792)
Pension and postretirement benefit adjustments, net of income taxes in 2021 — $3,425 and $10,280; 2020 — $2,998 and $9,023, respectively	9,301	8,187	27,931	24,479
Other comprehensive (loss) income, net of income taxes	(69,532)	45,800	(36,584)	(25,264)
Comprehensive income (loss)	$159,053	$273,331	$606,207	$(225,570)
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2021
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
July 1, 2021	143,301,673	$143,302	$111,972	$(1,003,554)	$3,982,159	$3,233,879	$11,266	$3,245,145
Net income	—	—	—	—	228,585	228,585	—	228,585
Other comprehensive loss, net of tax	—	—	—	(69,532)	—	(69,532)	—	(69,532)
Cash dividend declared, $0.8150 per share	—	—	—	—	(116,486)	(116,486)	—	(116,486)
Share-based awards exercised	2,256	1	(69)	—	—	(68)	—	(68)
Share-based compensation	—	—	6,320	—	—	6,320	—	6,320
Purchase of stock	(800,436)	(800)	—	—	(98,721)	(99,521)	—	(99,521)
Noncontrolling interest activities	—	—	—	—	—	—	2,115	2,115
September 30, 2021	142,503,493	$142,503	$118,223	$(1,073,086)	$3,995,537	$3,183,177	$13,381	$3,196,558

	Nine Months Ended September 30, 2021
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2021	144,354,335	$144,354	$117,165	$(1,036,502)	$3,979,779	$3,204,796	$13,207	$3,218,003
Net income	—	—	—	—	642,791	642,791	—	642,791
Other comprehensive loss, net of tax	—	—	—	(36,584)	—	(36,584)	—	(36,584)
Cash dividend declared, $2.4450 per share	—	—	—	—	(351,606)	(351,606)	—	(351,606)
Share-based awards exercised	385,419	385	(19,783)	—	—	(19,398)	—	(19,398)
Share-based compensation	—	—	20,841	—	—	20,841	—	20,841
Purchase of stock	(2,236,261)	(2,236)	—	—	(281,650)	(283,886)	—	(283,886)
Cumulative effect from adoption of ASU 2019-12 (1)	—	—	—	—	6,223	6,223	—	6,223
Noncontrolling interest activities	—	—	—	—	—	—	174	174
September 30, 2021	142,503,493	$142,503	$118,223	$(1,073,086)	$3,995,537	$3,183,177	$13,381	$3,196,558

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30, 2020
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
July 1, 2020	144,264,189	$144,264	$107,819	$(1,212,372)	$3,809,564	$2,849,275	$21,613	$2,870,888
Net income	—	—	—	—	227,531	227,531	—	227,531
Other comprehensive income, net of tax	—	—	—	45,800	—	45,800	—	45,800
Cash dividend declared, $0.7900 per share	—	—	—	—	(113,982)	(113,982)	—	(113,982)
Share-based awards exercised	25,464	26	(990)	—	—	(964)	—	(964)
Share-based compensation	—	—	6,420	—	—	6,420	—	6,420
Noncontrolling interest activities	—	—	—	—	—	—	(920)	(920)
September 30, 2020	144,289,653	$144,290	$113,249	$(1,166,572)	$3,923,113	$3,014,080	$20,693	$3,034,773

	Nine Months Ended September 30, 2020
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2020	145,378,158	$145,378	$98,777	$(1,141,308)	$4,571,860	$3,674,707	$20,793	$3,695,500
Net loss	—	—	—	—	(200,306)	(200,306)	—	(200,306)
Other comprehensive loss, net of tax	—	—	—	(25,264)	—	(25,264)	—	(25,264)
Cash dividend declared, $2.3700 per share	—	—	—	—	(342,426)	(342,426)	—	(342,426)
Share-based awards exercised	47,939	48	(1,802)	—	—	(1,754)	—	(1,754)
Share-based compensation	—	—	16,274	—	—	16,274	—	16,274
Purchase of stock	(1,136,444)	(1,136)	—	—	(94,583)	(95,719)	—	(95,719)
Cumulative effect from adoption of ASU 2016-13 (2)	—	—	—	—	(11,432)	(11,432)	—	(11,432)
Noncontrolling interest activities	—	—	—	—	—	—	(100)	(100)
September 30, 2020	144,289,653	$144,290	$113,249	$(1,166,572)	$3,923,113	$3,014,080	$20,693	$3,034,773

(1)The Company adopted Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, during the first quarter of 2021.
(2)The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, during the first quarter of 2020.
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Operating activities:
Net income (loss)	$642,791	$(200,306)
Net loss from discontinued operations	—	(192,069)
Net income (loss) from continuing operations	642,791	(8,237)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	218,377	203,084
Loss on software disposal	61,063	—
Share-based compensation	20,841	16,274
Excess tax (benefits) deficiencies from share-based compensation	(6,667)	375
Goodwill impairment charge	—	506,721
Realized currency and other divestiture losses	—	11,356
Changes in operating assets and liabilities	71,791	697,611
Net cash provided by operating activities from continuing operations	1,008,196	1,427,184
Investing activities:
Purchases of property, plant and equipment	(138,206)	(105,428)
Proceeds from sale of property, plant and equipment	24,184	11,675
Proceeds from divestitures of businesses	16,687	382,737
Acquisitions of businesses and other investing activities	(142,567)	(59,062)
Net cash (used in) provided by investing activities from continuing operations	(239,902)	229,922
Financing activities:
Proceeds from debt	242,332	1,888,622
Payments on debt	(403,126)	(2,466,031)
Share-based awards exercised	(19,398)	(1,754)
Dividends paid	(349,293)	(339,294)
Purchases of stock	(283,886)	(95,719)
Other financing activities	(5,353)	(15,032)
Net cash used in financing activities from continuing operations	(818,724)	(1,029,208)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	—	13,323
Net cash used in investing activities from discontinued operations	—	(11,131)
Net cash provided by financing activities from discontinued operations	—	—
Net cash provided by discontinued operations	—	2,192
Effect of exchange rate changes on cash and cash equivalents	(20,639)	(6,959)
Net (decrease) increase in cash and cash equivalents	(71,069)	623,131
Cash and cash equivalents at beginning of period	990,166	276,992
Cash and cash equivalents at end of period	$919,097	$900,123
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
The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results for the year ended December 31, 2021. The Company's results of operations continued to improve in 2021 relative to the same period of 2020 as a result of several positive trends caused by the global response to the coronavirus (“COVID-19”) outbreak, which was declared a pandemic in March 2020. In particular, as widespread vaccine distribution continued, we have seen economic recovery in many of the markets where we operate and a significant uptick in consumer mobility. However, the Company's operations remain vulnerable to the continuing negative economic effects caused by the pandemic. The extent to which the pandemic impacts the Company will depend on numerous factors and future developments that the Company cannot predict, including the severity of the virus; the occurrence of additional waves or spikes in infection rates, including the spread of variant strains; the duration of the outbreak; governmental, business or other actions taken in response to the pandemic and the efficacy of these actions, including partial or complete shut downs, travel restrictions, and shelter-in-place orders among other actions; the effectiveness and distribution of COVID-19 vaccines; the ability of the global population to access such vaccines; impacts on customer demand, impacts on the Company's supply chain including the impact of higher shipping-related charges as a result of port slowdowns or congestion, and its ability to attract talent and keep operating locations open.
The Company has evaluated subsequent events through the date the unaudited condensed consolidated financial statements covered by this quarterly report were issued.

2. Segment Information
The following table presents a summary of the Company's reportable segment financial information from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales:
Automotive	$3,204,534	$2,960,379	$9,353,998	$8,038,863
Industrial	1,614,315	1,409,707	4,713,303	4,246,976
Total net sales	$4,818,849	$4,370,086	$14,067,301	$12,285,839
Segment profit:
Automotive	$281,150	$266,124	$807,586	$627,608
Industrial	165,754	125,620	441,459	348,481
Total segment profit	446,904	391,744	1,249,045	976,089
Interest expense, net	(14,167)	(25,221)	(47,853)	(69,965)
Intangible asset amortization	(25,311)	(24,223)	(78,239)	(70,219)
Corporate expense	(47,389)	(33,379)	(130,029)	(117,053)
Other unallocated costs (1)	(61,063)	(11,256)	(138,484)	(565,030)
Income before income taxes from continuing operations	$298,974	$297,665	$854,440	$153,822
(1)The following table presents a summary of the other unallocated costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other unallocated costs:
Loss on software disposal (2)	$(61,063)	$—	$(61,063)	$—
Product liability damages award (3)	—	—	(77,421)	—
Goodwill impairment charge (4)	—	—	—	(506,721)
Restructuring costs (5)	—	(10,968)	—	(39,009)
Realized currency loss (6)	—	—	—	(11,356)
Gain on insurance proceeds related to SPR Fire (7)	—	—	—	13,448
Transaction and other costs (8)	—	(288)	—	(21,392)
Total other unallocated costs	$(61,063)	$(11,256)	$(138,484)	$(565,030)
(2)Adjustment reflects a loss on an internally developed software project that was disposed of due to a change in management strategy related to advances in alternative technologies. Refer to the property, plant and equipment footnote to the condensed consolidated financial statements for more information.
(3)Adjustment reflects damages reinstated by the Washington Supreme Court order on July 8, 2021 in connection with a 2017 automotive product liability claim. Refer to the commitments and contingencies footnote to the condensed consolidated financial statements for more information.
(4)Adjustment reflects the 2020 goodwill impairment charge related to the Company's European reporting unit.
(5)Adjustment reflects restructuring costs related to the execution of certain restructuring actions across the Company's subsidiaries primarily targeted at simplifying the organizational structures and distribution networks implemented by the Company in October 2019 (the “2019 Cost Savings Plan”). The costs are primarily associated with severance and other employee costs, including a voluntary retirement program, and facility and closure costs related to the consolidation of operations.
(6)Adjustment reflects realized currency losses related to divestitures.
(7)Adjustment reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs related to the S.P. Richards Headquarters and Distribution Center.
(8)Adjustment reflects $8,490 of incremental costs associated with COVID-19 for the nine months ended September 30, 2020 and costs associated with certain divestitures. COVID-19 related costs include incremental costs incurred relating to fees to cancel marketing events and increased cleaning and sanitization materials, among other things.
Net sales are disaggregated by geographical region for each of the Company’s reportable segments, as the Company deems this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America:
Automotive	$2,100,250	$1,934,503	$6,039,617	$5,381,566
Industrial	1,493,618	1,295,717	4,362,792	3,937,640
Total North America	$3,593,868	$3,230,220	$10,402,409	$9,319,206
Australasia:
Automotive	$374,167	$355,874	$1,130,744	$911,595
Industrial	120,697	113,990	350,511	309,336
Total Australasia	$494,864	$469,864	$1,481,255	$1,220,931
Europe – Automotive	$730,117	$670,002	$2,183,637	$1,745,702
Total net sales	$4,818,849	$4,370,086	$14,067,301	$12,285,839
3. Accumulated Other Comprehensive Loss
The following tables present the changes in accumulated other comprehensive loss (“AOCL”) by component for the nine months ended September 30:

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2021	$(692,868)	$(30,007)	$(313,627)	$(1,036,502)
Other comprehensive loss before reclassifications	—	—	(75,738)	(75,738)
Amounts reclassified from accumulated other comprehensive loss	27,931	11,223	—	39,154
Other comprehensive income (loss), net of income taxes	27,931	11,223	(75,738)	(36,584)
Ending balance, September 30, 2021	$(664,937)	$(18,784)	$(389,365)	$(1,073,086)

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2020	$(704,415)	$(20,671)	$(416,222)	$(1,141,308)
Other comprehensive loss before reclassifications	—	(21,248)	(48,307)	(69,555)
Amounts reclassified from accumulated other comprehensive loss	24,479	8,456	11,356	44,291
Other comprehensive income (loss), net of income taxes	24,479	(12,792)	(36,951)	(25,264)
Ending balance, September 30, 2020	$(679,936)	$(33,463)	$(453,173)	$(1,166,572)
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
5. Property, Plant and Equipment
During the third quarter of 2021, the Company reconsidered its approach to an internally developed software project due to a change in management strategy related to advances in alternative technologies. The Company decided to dispose of the software project as of September 30, 2021. As a result, the Company recognized $61,063 of selling, administrative and other expense related to the disposal of this software.
6. Employee Benefit Plans
Net periodic benefit income from the Company's pension plans included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$3,043	$3,012	$9,185	$8,919
Interest cost	17,915	20,942	53,783	62,732
Expected return on plan assets	(38,755)	(38,550)	(116,345)	(115,483)
Amortization of prior service cost	172	173	516	519
Amortization of actuarial loss	12,465	11,130	37,430	33,340
Net periodic benefit income	$(5,160)	$(3,293)	$(15,431)	$(9,973)
Service cost is recorded in selling, administrative and other expenses in the condensed consolidated statements of income (loss) while all other components are recorded within other non-operating (income) expenses. Pension benefits also include amounts related to supplemental retirement plans.

7. Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores and businesses (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates but receives a fee for the guarantees. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded that the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants. At September 30, 2021, the Company was in compliance with all such covenants.
As of September 30, 2021, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $895,636. These loans generally mature over periods from one to six years. The Company regularly monitors the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents and affiliates that participate in the guarantee programs. In the event that the Company is required to make payments in connection with these guarantees, the Company would obtain and liquidate certain collateral pledged by the independents or affiliates (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. The Company recognizes a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings and the current expected credit loss reserve is not material. As of September 30, 2021, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
As of September 30, 2021, the Company has recognized certain assets and liabilities amounting to $80,000 each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets. The liabilities relate to the Company's noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from the Company's current expected credit loss reserve.
8. Debt
On September 30, 2021, the Company entered into the first amendment to the Syndicated Facility Agreement (the "Unsecured Revolving Credit Facility"), dated as of October 30, 2020. The interest rates were amended to reduce the applicable rate by 12.5 basis points (resulting in a rate of LIBOR + 112.5 basis points) and the LIBOR floor from 0.5% to 0.0%. The amendment also extended the maturity by one year to September 30, 2026.
9. Accounts Receivable Sales Agreement
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
The SPE transferred ownership and control of certain receivables that met certain qualifying conditions to the unaffiliated financial institution in exchange for cash. The Company accounts for transactions with the unaffiliated financial institution as sales of financial assets, with the associated receivables derecognized from the Company's condensed consolidated balance sheet. The remaining receivables held by the SPE were pledged to secure the collectability of the sold receivables. The amount of receivables pledged as collateral as of September 30, 2021 and December 31, 2020 is approximately $983,000 and $771,000, respectively.
The Company continues to be involved with the receivables transferred by the SPE to the unaffiliated financial institution by providing collection services. As cash is collected on sold receivables, the SPE continuously transfers ownership and control of new qualifying receivables to the unaffiliated financial institution so that the total principal amount outstanding of receivables sold is approximately $800,000 at any point in time (which is the maximum amount allowed under the agreement). The future amount of receivables outstanding as sold could decrease, based on the level of activity and other factors. Total principal amount outstanding of receivables sold is approximately $800,000 as of September 30, 2021 and December 31, 2020, respectively.
The following table summarizes the activity under the A/R Sales Agreement for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Receivables sold to the financial institution and derecognized	$1,884,023	$1,279,420	$5,700,895	$2,181,746
Cash collected on sold receivables	$1,884,028	$1,279,430	$5,700,896	$1,681,732
Upon entry into the A/R Sales Agreement, the Company received an initial benefit from cash from operations of approximately $800,000 in the year ended December 31, 2020. Continuous cash activity related to the A/R Sales Agreement is reflected in cash from operating activities in the condensed consolidated statement of cash flows. The SPE incurs fees due to the unaffiliated financial institution related to the accounts receivable sales transactions. Those fees, which are immaterial, are recorded within other non-operating (income) expense in the condensed consolidated statements of income (loss). The SPE has a recourse obligation to repurchase from the unaffiliated financial institution any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of September 30, 2021 and December 31, 2020 is not material. The servicing liability related to the Company's collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.
10. Fair Value of Financial Instruments
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
•Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions
As of September 30, 2021 the fair value of the Company's senior unsecured notes was approximately $2,524,914, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.

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
11. Derivatives and Hedging
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
The following table summarizes the location and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships:

		September 30, 2021		December 31, 2020
Instrument	Balance Sheet Location	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$925,810	$59,397	$800,000	$7,668
Forward contracts	Other current liabilities	$235,180	$6,306	$360,990	$19,442
Foreign currency debt	Long-term debt	€700,000	$811,790	€700,000	$861,070
The tables below presents gains and losses related to designated cash flow hedges and net investment hedges:

	Gain (Loss) Recognized in AOCL Before Reclassifications		Gain Recognized in Interest Expense For Excluded Components
	2021	2020	2021	2020
Three Months Ended September 30,
Cash flow hedges:
Interest rate contracts	$—	$(277)	$—	$—
Net investment hedges:
Forward contracts	20,958	(49,660)	6,574	6,574
Foreign currency debt	21,000	(35,140)	—	—
Total	$41,958	$(85,077)	$6,574	$6,574

	Gain (Loss) Recognized in AOCL Before Reclassifications		Gain Recognized in Interest Expense For Excluded Components
	2021	2020	2021	2020
Nine Months Ended September 30,
Cash flow hedges:
Interest rate contracts	$—	$(29,107)	$—	$—
Net investment hedges:
Forward contracts	45,143	(33,959)	19,722	20,572
Foreign currency debt	49,280	(38,080)	—	—
Total	$94,423	$(101,146)	$19,722	$20,572
12. Commitments and Contingencies
Legal Matters
As more fully discussed in the Company's notes to the consolidated financial statements in its 2020 Annual Report on Form 10-K, a jury awarded damages in 2017 against the Company in a litigated automotive product liability dispute. On February 19, 2020, the Washington Court of Appeals issued an order entirely reversing the jury’s finding on damages and ordering a new trial on damages. The plaintiffs subsequently appealed this order to the Washington Supreme Court. On July 7, 2020, the Washington Supreme Court indicated that it would consider a further appeal on this matter, and oral arguments occurred on November 10, 2020. On July 8, 2021, the Washington Supreme Court overturned the order of the Washington Court of Appeals and reinstated the trial court's damage award of $77,100 against the Company. The Company recorded an adjustment to increase selling, general and other expenses by approximately $77,421, inclusive of statutory interest and insurance coverage, in the condensed consolidated statements of income (loss) for the nine months ended September 30, 2021. The damage award and statutory interest was fully paid as of September 30, 2021.
Environmental Liabilities
Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed an applied threshold not to exceed $1,000. Applying this threshold, there are no environmental matters to disclose for this period.
13. Acquisitions, Divestitures and Discontinued Operations
Acquisitions
The Company acquired several businesses for approximately $142,669 and $77,393, net of cash acquired, during the nine months ended September 30, 2021 and September 30, 2020, respectively. The measurement period is still open for certain businesses acquired in prior periods, but there have been no significant measurement period adjustments during the three and nine months ended September 30, 2021.

Divestitures
The Company received cash proceeds from divestitures of businesses totaling $16,687 and $382,737 for the nine months ended September 30, 2021 and September 30, 2020, respectively.
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
The Company retains an investment in S.P. Richard's (“SPR”), a business that previously belonged to the Business Products Group, with a carrying value of $69,700, which is included within other assets on the condensed consolidated balance sheets, as of September 30, 2021. The Company maintains an allowance equal to the current expected credit loss based on a consideration of historical experience, current market conditions and reasonable and supportable forecasts related to this investment and other related assets of $17,000.
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
The Company’s results of operations for discontinued operations were:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Net sales	$—	$846,944
Cost of goods sold	—	632,007
Gross profit	—	214,937
Operating expenses	—	179,461
Loss on disposal	3,165	223,483
Loss before income taxes	(3,165)	(188,007)
Income tax expense	2,222	4,062
Net loss from discontinued operations	$(5,387)	$(192,069)
14. Income Taxes
The Company's effective income tax rate was 23.5% for the three months ended September 30, 2021, compared to 21.8% for the same three month period in 2020. The effective income tax rate was 24.8% for the nine months ended September 30, 2021, compared to 105.4% for the same period in 2020.
For the three months ended September 30, 2021, the rate increase is primarily due to income mix shifts and statute related adjustments. For the nine months ended September 30, 2021, the rate decrease is primarily due to the non-deductible goodwill impairment charge that occurred in 2020. In addition, during the second quarter of 2021, the United Kingdom enacted legislation raising its corporate tax rate from 19% to 25% effective April 2023. Accordingly, the Company remeasured its deferred tax assets and liabilities as of June 30, 2021.
15. Earnings Per Share
As more fully discussed in the share-based compensation footnote of the Company’s notes to the consolidated financial statements in its 2020 Annual Report on Form 10-K, the Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. Certain outstanding options to purchase shares of common stock are not included in the diluted earnings per share calculation. These options are excluded because their inclusion would have been anti-dilutive.
The following table summarizes anti-dilutive shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Anti-dilutive shares outstanding	—	473	158	2,214

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the year ended December 31, 2021.
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
The Company's Automotive Parts Group operated in the U.S., Canada, Mexico, France, the U.K., Ireland, Germany, Poland, the Netherlands, Belgium, Australia and New Zealand as of September 30, 2021, and accounted for 66% of total revenue for the nine months ended September 30, 2021. Our Industrial Parts Group operated in the U.S., Canada, Mexico, Australia, New Zealand, Indonesia and Singapore. The Industrial Parts Group accounted for 34% of the Company's total revenue for the nine months ended September 30, 2021.
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
COVID-19 Pandemic
During the nine months ended September 30, 2021, our business and results of operations continued to improve relative to the same period of 2020. In particular, as widespread vaccine distribution continued, we have seen economic recovery in many of the markets where we operate and a significant uptick in consumer mobility. However, all regions in which we operate continue to experience periodic surges in infection rates. As a result, our business segments continue to face many uncertainties and our operations remain vulnerable to continuing negative effects caused by the pandemic. However, we are encouraged to see the impact of the pandemic subsiding as evidenced by the improving industrial economy, increase in miles driven and overall consumer activity.
As of September 30, 2021, all our operations are open for business. Our supply chain partners have been very supportive and accommodating, despite strains on the supply chain caused by labor shortages, inventory shortages, delays in order fulfillment and increased backlogs. This has allowed us to continue to provide quality customer service. We remain in constant communication with our employees regarding changing conditions and protocol. Based on the length and severity of the pandemic, we may experience continued volatility in customer demand and supply chain disruption. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.
For further information regarding the impact of COVID-19 on our business, please see “Results of Operations,” and Item 1A, “Risk Factors,” in this report, which are incorporated herein by reference.
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
Results of Operations
Overview
As a result of the COVID-19 vaccine distribution and its positive impact on consumer mobility and demand, we are encouraged by the increase in consumer activity during the three and nine months ended September 30, 2021 as our key markets continue to reopen. In addition, we continue to realize the benefits of our cost savings initiatives to more effectively leverage our cost structure in both our Automotive and Industrial Parts Groups. Both our segments reported improved sales during the three and nine months ended September 30, 2021 when compared to the same prior year periods. The Automotive Parts Group benefited from the broad economic recovery, an increase in customer mobility and miles driven, as well as favorable weather trends. The Industrial Parts Group benefited from the strengthening industrial economy, as evidenced by economic indicators such as the Manufacturing Industrial Production and the Purchasing Managers Index, among others. Additionally, the Industrial Parts Group executed on key operational initiatives, including improved omni-channel capabilities and the expansion of our services and solutions business.
Sales
Sales for the three months ended September 30, 2021 were $4.8 billion, a 10.3% increase as compared to $4.4 billion in the same period of the prior year. The increase in sales is attributable to a 7.6% increase in comparable sales, a 1.8% benefit from acquisitions and a net favorable impact of foreign currency and other of 0.9%. Sales for the nine months ended September 30, 2021 were $14.1 billion, a 14.5% increase as compared to $12.3 billion in the same period of the prior year. The increase in sales is due to a 10.0% comparable sales increase, a 3.2% net favorable impact of foreign currency and other and a 1.3% benefit from acquisitions. The increases in comparable sales is driven primarily by the increased consumer activity as our key markets continue to reopen when compared to the three and nine months ended September 30, 2020. Sales were positively impacted by price inflation of approximately 3% and 2% for the three and nine months ended September 30, 2021, respectively.
Sales for the Automotive Parts Group increased 8.2% for the three months ended September 30, 2021, as compared to the same period in the prior year. This group's revenue increase for the three months ended September 30, 2021 consisted of an approximate 4.8% increase in comparable sales, a 2.4% benefit from acquisitions and a 1.0% net favorable impact of foreign currency and other. This group's 16.4% revenue increase for the nine months ended September 30, 2021 consisted of an approximate 10.7% increase in comparable sales, a 3.9% net favorable impact from foreign currency and other and a 1.8% benefit from acquisitions.
Sales for the Industrial Parts Group increased 14.5% for the three months ended September 30, 2021, as compared to the same period in 2020. The increase in this group's revenue reflects an approximate 13.4% increase in comparable sales, a 0.8% favorable foreign currency impact and a 0.3% benefit from acquisitions. This group's 11.0% sales increase for the nine months ended September 30, 2021 reflects an 8.9% increase in comparable sales, a 1.5% favorable impact from foreign currency and a 0.6% benefit from acquisitions.
Cost of Goods Sold and Operating Expenses
Cost of goods sold for the three months ended September 30, 2021 was $3.1 billion, a 9.4% increase from $2.8 billion for the same period in 2020. As a percentage of net sales, cost of goods sold was 64.5% for the three months ended September 30, 2021, as compared to 65.0% in the same three month period of 2020. Cost of goods sold for the nine months ended September 30, 2021 was $9.1 billion, a 13.0% increase from $8.1 billion for the same period in 2020. As a percentage of net sales, cost of goods sold was 64.9% for the nine months ended September 30, 2021, as compared to 65.8% in the same period of 2020. The increase in cost of goods sold for the three and nine months ended September 30, 2021 primarily relates to the overall increase in sales volume due to the increased consumer activity as compared to the same three and nine month periods of the prior year.
Gross profit as a percentage of net sales may fluctuate based on, among other things, (i) changes in merchandise costs and related supplier volume incentives or pricing, (ii) variations in product and customer mix, (iii) price changes in response to competitive pressures, (iv) physical inventory and LIFO adjustments, (v) changes in foreign currency exchange rates, (vi) changes in inflation or deflation, and (vii) the impact of tariffs. Gross margin improved to 35.5% for the three months ended September 30, 2021 compared to 35.0% in the same period of 2020. Gross margin for the nine months ended September 30, 2021 improved to 35.1% from 34.2% for the same nine month period of 2020. The gross margin improvements primarily reflect the impact of higher levels of supplier incentives on stronger sales and strategic category management initiatives including pricing and global sourcing strategies. We have reported improved year over year gross margin for 16 consecutive quarters.
Total operating expenses increased to $1.4 billion for the three months ended September 30, 2021 as compared to $1.2 billion for the same three month period in 2020. As a percentage of net sales, operating expenses increased to 29.4% as compared to 28.1% in the respective periods. This increase as a percentage of net sales is primarily due to the benefit of temporary COVID-19 related savings initiatives in 2020 and a $61.1 million loss on a software disposal in 2021. For the nine months ended September 30, 2021, operating expenses totaled $4.1 billion as compared to $4.0 billion for the same nine month period in 2020. As a percentage of net sales, operating expenses improved to 29.3% as compared to 32.8% for the respective periods primarily driven by the non-cash goodwill impairment charge that occurred in 2020.
Our operating expenses are substantially comprised of compensation and benefit-related costs for personnel. Other major expense categories include transportation and delivery costs driven by higher sales, facility occupancy costs, technology and digital costs, insurance costs, legal and professional services, and travel and advertising.
Segment Profit
The Automotive Parts Group’s segment profit increased 5.6% in the three months ended September 30, 2021 as compared to the same period of 2020, and its segment profit margin was 8.8% as compared to 9.0% in the same period of the previous year. Segment profit margin declined primarily due to the benefit of temporary COVID-related savings initiatives in 2020. These items were partially offset by improved leverage from stronger sales, gross margin expansion and incremental cost control initiatives in 2021. For the nine months ended September 30, 2021, the Automotive Parts Group's segment profit increased approximately 28.7% and the segment profit margin improved to 8.6% as compared to 7.8% in the same nine month period of 2020. This improvement in segment profit margin is primarily due to sales gains as a result of the increased consumer activity as our key markets continue to reopen, gross margin improvements, and the leveraging of expenses on higher sales and ongoing cost control initiatives.
The Industrial Parts Group's segment profit increased 31.9% in the three months ended September 30, 2021 as compared to the same three month period of 2020, and the segment profit margin for this group improved to 10.3% compared to 8.9% for the same period of the previous year. Segment profit for the Industrial Parts Group improved 26.7% in the nine months ended September 30, 2021 as compared to the same nine month period of 2020, and the segment profit margin for this group improved to 9.4% compared to 8.2% for the same period of the previous year. The improved segment profit margins for both periods reflect the positive impact of higher sales volumes, gross margin gains and efficiencies in the operating structure of the Industrial Parts Group. Additionally, the Industrial Parts Group benefited from the strengthening industrial economy, which is evident in indicators such as the Purchasing Managers Index and Industrial Production Index.
Income Taxes
The Company's effective income tax rate was 23.5% for the three months ended September 30, 2021, compared to 21.8% for the same three month period in 2020. The effective income tax rate was 24.8% for the nine months ended September 30, 2021, compared to 105.4% for the same period in 2020.
For the three months ended September 30, 2021, the rate increase is primarily due to income mix shifts and statute related adjustments. For the nine months ended September 30, 2021, the rate decrease is primarily due to the non-deductible goodwill impairment charge that occurred in 2020, as described below. In addition, during the second quarter of 2021, the United Kingdom enacted legislation raising its corporate tax rate from 19% to 25% effective April 2023. Accordingly, the Company remeasured its deferred tax assets and liabilities as of June 30, 2021.
Net Income (Loss) from Continuing Operations
For the three months ended September 30, 2021, the Company recorded net income from continuing operations of $228.6 million, a decrease of 1.9% as compared to net income from continuing operations of $232.9 million in the same three month period of the prior year. On a per share diluted basis, net income was $1.59, a decrease of 1.2% as compared to net income per diluted share of $1.61 for the same three month period of 2020. This decrease is primarily related to a loss on a software disposal of $61.1 million during the three months ended September 30, 2021.

For the nine months ended September 30, 2021, the Company recorded net income from continuing operations of $642.8 million as compared to net loss from continuing operations of $8.2 million in the same nine month period of the prior year. On a per share diluted basis, net income from continuing operations was $4.44 as compared to net loss per diluted share of $0.06 in the same nine month period of 2020. The increase in income for the nine month period was primarily driven by the goodwill impairment charge of $506.7 million that occurred during the second quarter of 2020. Additionally, we saw higher sales volume as a result of increased consumer activity as our key markets continue to reopen during the nine months ended September 30, 2021 .
Further impacting net income from continuing operations during the three and nine months ended September 30, 2021, the Company incurred $61.1 million and $138.5 million of adjustments, respectively. These adjustments include the aforementioned loss related to a software disposal of $61.1 million and $77.4 million related to damages reinstated by the Washington Supreme Court order on July 8, 2021 in connection with a 2017 automotive product liability claim. Refer to the property, plant and equipment and commitments and contingencies footnotes to the condensed consolidated financial statements for more information regarding these adjustments. The Company believes these represent costs that do not arise in the ordinary course of the Company's business and therefore impact comparability with prior periods.
During the three and nine months ended September 30, 2020, the Company incurred $11.3 million and $565.0 million of adjustments, respectively. These adjustments include a goodwill impairment charge of $506.7 million related to our European reporting unit and also represents restructuring costs, realized currency losses, insurance proceeds related to the SPR Fire and transaction and other costs and income. Transaction and other costs primarily include incremental costs associated with certain divestitures and COVID-19.
For the three months ended September 30, 2021, the Company's adjusted net income from continuing operations was $270.5 million, an increase of 14.2% as compared to adjusted net income from continuing operations of $236.8 million in the same three month period of the prior year. On a per share basis, adjusted net income from continuing operations was $1.88 for the three months ended September 30, 2021, an increase of 15.3% as compared to $1.63 for the same period of 2020. For the nine months ended September 30, 2021, adjusted net income from continuing operations was $740.8 million, an increase of 36.2% as compared to $544.1 million for the same period of 2020. On a per share diluted basis, adjusted net income from continuing operations was $5.12 for the nine months ended September 30, 2021, an increase of 36.2% as compared to $3.76 for the same period of the prior year. The increased adjusted net income from continuing operations for the three and nine months ended September 30, 2021 reflects the benefits of improved sales volume related to increased consumer activity as our key markets continue to reopen, gross margin improvements, improved expense leverage on sales growth and our ongoing cost control initiatives. Both adjusted net income from continuing operations and adjusted diluted net income from continuing operations per common share are non-GAAP measures (see table below for reconciliations to the most directly comparable GAAP measures).
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
GAAP net income (loss) from continuing operations	$228,585	$232,918	$642,791	$(8,237)

Adjustments:
Loss on software disposal (1)	61,063	—	61,063	—
Product liability damages award (2)	—	—	77,421	—
Goodwill impairment charge (3)	—	—	—	506,721
Restructuring costs (4)	—	10,968	—	39,009
Realized currency loss (5)	—	—	—	11,356
Gain on insurance proceeds related to SPR Fire (6)	—	—	—	(13,448)
Transaction and other costs (7)	—	288	—	21,392
Total adjustments	61,063	11,256	138,484	565,030
Tax impact of adjustments	(19,167)	(7,423)	(40,489)	(12,733)
Adjusted net income from continuing operations	$270,481	$236,751	$740,786	$544,060

The table below represents amounts per common share assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
GAAP net income (loss) from continuing operations	$1.59	$1.61	$4.44	$(0.06)

Adjustments:
Loss on software disposal (1)	0.42	—	0.42	—
Product liability damages award (2)	—	—	0.54	—
Goodwill impairment charge (3)	—	—	—	3.51
Restructuring costs (4)	—	0.07	—	0.26
Realized currency loss (5)	—	—	—	0.08
Gain on insurance proceeds related to SPR Fire (6)	—	—	—	(0.09)
Transaction and other costs (7)	—	—	—	0.15
Total adjustments	0.42	0.07	0.96	3.91
Tax impact of adjustments	(0.13)	(0.05)	(0.28)	(0.09)
Adjusted diluted net income from continuing operations per common share	$1.88	$1.63	$5.12	$3.76
Weighted average common shares outstanding – assuming dilution	143,589	145,035	144,622	144,528
The table below clarifies where the items that have been adjusted above to improve comparability of the financial information from period to period are presented in the condensed consolidated statements of income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Line item:
Cost of goods sold	$—	$604	$—	$13,495
Selling, administrative and other expenses	61,063	—	138,484	8,213
Goodwill impairment charge	—	—	—	506,721
Restructuring costs	—	10,968	—	39,009
Non-operating (income) expenses: Other	—	(316)	—	(2,408)
Total adjustments	$61,063	$11,256	$138,484	$565,030
(1)Adjustment reflects a loss on an internally developed software project that was disposed of due to a change in management strategy related to advances in alternative technologies. Refer to the property, plant and equipment footnote to the condensed consolidated financial statements for more information.
(2)Adjustment reflects damages reinstated by the Washington Supreme Court order on July 8, 2021 in connection with a 2017 automotive product liability claim. Refer to the commitments and contingencies footnote to the condensed consolidated financial statements for more information.
(3)Adjustment reflects the 2020 goodwill impairment charge related to the Company's European reporting unit.
(4)Adjustment reflects restructuring costs related to the execution of the 2019 Cost Savings Plan. The costs are primarily associated with severance and other employee costs, including a voluntary retirement program, and facility and closure costs related to the consolidation of operations.
(5)Adjustment reflects realized currency losses related to divestitures.
(6)Adjustment reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs related to the S.P. Richards Headquarters and Distribution Center.

(7)Adjustment reflects $8.5 million of incremental costs associated with COVID-19 for the nine months ended September 30, 2020 and costs associated with certain divestitures. COVID-19 related costs include incremental costs incurred relating to fees to cancel marketing events and increased cleaning and sanitization materials, among other things.
Financial Condition
The Company’s cash balance of $919.1 million at September 30, 2021 decreased $71.1 million, or 7.2%, from December 31, 2020. For the nine months ended September 30, 2021, the Company had net cash provided by operating activities of $1,008.2 million, net cash used in investing activities of $239.9 million and net cash used in financing activities of $818.7 million. The cash provided by operating activities of $1,008.2 million reflects strong earnings and effective working capital management. This amount decreased $419.0 million from $1,427.2 million for the nine months ended September 30, 2020 primarily driven by the $500 million benefit to operating cash flow in 2020 as a result of the Company entering into the A/R Sales Agreement to sell receivables. The investing activities consisted primarily of $142.6 million in acquisitions and other investing activities and $138.2 million in capital expenditures, slightly offset by $40.9 million in proceeds from divestitures and the sale of property, plant and equipment. The financing activities consisted primarily of $349.3 million for dividends paid to the Company’s shareholders, $283.9 million paid for share repurchases and $160.8 million net payments on debt.
Accounts receivable increased $331.3 million, or 21.3%, from December 31, 2020 primarily due to higher sales volumes. Inventory increased $242.1 million, or 6.9%, due to increased economic activity and related product demand. Accounts payable increased $691.0 million, or 16.7%, from December 31, 2020 due to increased purchasing related to sales volume and extended payment terms with certain suppliers. Total debt of $2.4 billion at September 30, 2021 decreased $0.2 billion, or 9.1%, from December 31, 2020.
We continue to negotiate extended payment terms with our suppliers. Our current payment terms with the majority of our suppliers range from 30 to 360 days. Several global financial institutions offer voluntary supply chain finance (“SCF”) programs which enable our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that takes advantage of our credit rating and may be beneficial to them. The SCF program is primarily available to suppliers of goods and services included in cost of goods sold in our condensed consolidated statements of income (loss). The Company and our suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and they issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. In turn, we direct payment to the financial institutions, rather than the suppliers, for the invoices sold to the financial institutions. No guarantees are provided by the Company or any of our subsidiaries on third-party performance under the SCF program; however, the Company guarantees the payment by our subsidiaries to the financial institutions participating in the SCF program for the applicable invoices. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable in our condensed consolidated balance sheets. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our condensed consolidated statements of cash flows. As of September 30, 2021 and December 31, 2020, the outstanding payment obligations to the financial institutions are $2.6 billion and $1.8 billion, respectively. The amount settled through the SCF program was $2.3 billion and $1.9 billion for the nine months ended September 30, 2021 and September 30, 2020, respectively.
Liquidity and Capital Resources
We ended the quarter with $2.4 billion of total liquidity (comprising $1.5 billion availability on the Unsecured Revolving Credit Facility, defined below, and $0.9 billion of cash and cash equivalents). From time to time, we may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk. We currently believe that the existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
On September 30, 2021, we entered into the first amendment to the Syndicated Facility Agreement (the "Unsecured Revolving Credit Facility"), dated as of October 30, 2020. The interest rates were amended to reduce the applicable rate by 12.5 basis points (resulting in a rate of LIBOR + 112.5 basis points) and the LIBOR floor from 0.5% to 0.0%. The amendment also extended the maturity by one year to September 30, 2026.

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
We expect to be able to continue to borrow funds at reasonable rates over the long term. At September 30, 2021, the Company's total average cost of debt was 2.34%, and the Company remained in compliance with all covenants connected with its borrowings. Such covenants include, among others, a financial covenant to maintain a certain leverage ratio of consolidated debt to consolidated adjusted EBITDA under our credit facility.
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
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during the Company’s last quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the Company’s purchases of shares of the Company’s common stock during the three months ended September 30, 2021:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2021 through July 31, 2021	213,064	$128.09	209,275	12,834,436
August 1, 2021 through August 31, 2021	355,503	$124.53	352,904	12,481,532
September 1, 2021 through September 30, 2021	240,124	$120.78	238,257	12,243,275
Totals	808,691	$124.35	800,436	12,243,275
(1)Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15.0 million shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase program is terminated by action of the Board of Directors. The program may be suspended at any time and does not have an expiration date. Approximately 12.2 million shares authorized remain available to be repurchased by the Company. There were no other repurchase programs announced as of September 30, 2021.

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
First Amendment, dated as of September 30, 2021, to Genuine Parts Company Syndicated Facility Agreement dated October 30, 2020 among Genuine Parts Company, UAP, Inc., and Certain Designated Subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, Domestic Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., acting through its Toronto Branch, as Canadian Swing Line Lender and the other Lenders and L/C Issuers party thereto.

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the period ended September 30, 2021 formatted in Inline XBRL
* Indicates management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: October 21, 2021	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: October 21, 2021	/s/ Napoleon B. Rutledge Jr.
Napoleon B. Rutledge Jr.
Senior Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)