Form 10-K
period 2021-12-31
GENUINE PARTS CO
filed 2022-02-17
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $17.5 billion based on the closing sale price as reported on the New York Stock Exchange.
There were 141,963,257 shares of the Company's common stock outstanding as of February 14, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2022 are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.    BUSINESS.
Genuine Parts Company, “GPC”, a Georgia corporation incorporated on May 7, 1928, is a leading service organization engaged in the distribution of automotive and industrial replacement parts, each described in more detail below. In 2021, business was conducted from more than 10,300 locations throughout North America, Europe, Australia and New Zealand ("Australasia") through an offering of best in class operating and distribution efficiencies, industry leading coverage of consumable/replacement parts, outstanding just-in-time service and enhanced technology solutions.
As used in this report, the “Company” refers to GPC and its subsidiaries, except as otherwise indicated by the context; and the terms “automotive parts” and “industrial parts” refer to replacement parts in each respective category.
The Company’s website can be found at www.genpt.com. The Company makes available, free of charge through its website, access to the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, any amendments to these documents, and other reports. These documents and reports are available under the Investor Relations section of the Company’s website as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission (“SEC”). Additionally, our corporate governance guidelines, codes of conduct and ethics, charters of the Audit Committee and the Compensation, Nominating and Governance Committee of our Board of Directors, and information regarding our procedure for shareholders and other interested parties to communicate with our Board of Directors, are available also on our website.
In Part III of this Form 10-K, we incorporate certain information by reference to our proxy statement for our 2022 annual meeting of shareholders. We expect to file the proxy statement with the SEC on or about March 1, 2022, and it will be available online at the same time at http://www.proxydocs.com/gpc. Please refer to the proxy statement for the information incorporated by reference into Part III of this Form 10-K when it is available.
OUR PURPOSE & STRATEGY
As a global service organization engaged in the distribution of automotive and industrial replacement parts...we keep the world moving! This is our purpose and foundation for how we do business.
At GPC, our mission is to be a world-class service organization and the employer of choice, supplier of choice, valued customer of choice and investment of choice. Additionally, we strive to be a respected business community member and a good corporate citizen. In order to execute this mission, the Company aligns its resources with strategic areas of focus for its streamlined operations. Specifically, the Company focuses on its market-leading automotive and industrial businesses in North America, Europe and Australasia to deliver profitable growth, operational efficiencies and strong cash flow.
We have strategic initiatives designed to build on our current competitive advantages. We believe our primary competitive advantages are our: (1) global presence and brand strength; (2) best-in-class operating and distribution efficiencies; and (3) enhanced technology solutions.
Our strategic financial objectives are intended to complement our mission and drive value for all our stakeholders. These financial objectives include: (1) top line revenue growth in excess of market growth; (2) improved operating margin; (3) a strong balance sheet and cash flows; and (4) effective capital allocation.
Our strategy is designed to position the Company for long-term growth and enhance shareholder value.
OUR SEGMENTS
AUTOMOTIVE PARTS GROUP
The Automotive Parts Group is the largest global automotive parts network, distributing automotive parts, accessories and service items in North America, Europe and Australasia. The Automotive Parts Group offers complete inventory, cataloging, marketing, training and other programs to the automotive aftermarket in each of these regions which distinguish this business from the competition. To complement its competitiveness in the automotive aftermarket, the Automotive Parts Group includes investments in select digital/e-commerce businesses across our operations.
In North America, the Automotive Parts Group sells parts primarily under the National Automotive Parts Association ("NAPA") brand name through distribution centers and automotive parts stores (“auto parts stores” or “NAPA AUTO PARTS stores”). In Europe, Alliance Automotive Group (“AAG”), a wholly-owned subsidiary of the

Company, is a leading distributor of vehicle parts, tools and workshop equipment with its primary operations in seven European countries. AAG is rolling out the NAPA brand of products and currently serves its customers under a variety of banners, including Groupauto, Precisium Group, Pièces Auto, UAN, Alliance Automotive Group Germany and PartsPoint. In Australasia, the Automotive Parts Group serves the market primarily under the Repco and NAPA brand names.
The Company’s automotive parts network was expanded in 2021 with the acquisitions of various store groups and automotive operations in North America, Europe and Australasia.
The Company’s global automotive network sells to customers in both commercial do-it-for-me (“DIFM”) and retail do-it-yourself (“DIY”) segments of the market and covers substantially all global motor vehicle models. DIFM customers include local, regional and national repair centers, auto dealers, service stations and both private and public sector accounts. DIY customers are primarily served over-the-counter at our global stores or digitally. DIFM and DIY customers account for approximately 80% and 20% of the Automotive Parts Group’s total sales, respectively.
Distribution System. The following table details the breakdown of our automotive distribution network including our distribution centers, company-owned and independently-owned automotive parts stores by geographic region as of December 31, 2021.

	North America	Europe	Australasia	Total
Distribution centers	77	72	13	162
Company-owned stores	1,535	675	517	2,727
Independently-owned stores	5,119	1,648	—	6,767
Total locations	6,731	2,395	530	9,656
The mix of company-owned stores versus independently-owned stores in a given market varies based on several factors including our overall market strategy, the ability to access desirable local retail space, the complexity, profitability and expected ultimate size of the market and our ability to provide operational support within a geographic region. In our Australasian operations, the Company goes to market with a company-owned store model.
Independently-owned stores purchase inventory from company-operated distribution centers. These independently-owned stores are responsible for operating and managing their business, including operating costs and capital expenditures. The Company does not receive a royalty or franchise fee from independently-owned stores.
The Company’s 162 automotive parts distribution centers serve both company-owned and independently-owned stores located throughout the geographic regions in which we operate. Both types of automotive parts stores, in turn, sell to a wide variety of customers in the automotive aftermarket.
The Company’s automotive operations have access to more than 650,000 different parts and related supply items. These items are purchased from hundreds of different suppliers, with approximately 47% of 2021 automotive parts inventories purchased from 10 major suppliers.
Products.    The Company’s automotive distribution network provides access to hundreds of thousands of different replacement parts (other than body parts) for substantially all motor vehicle makes and models, including hybrid and electric vehicles, trucks, SUVs, buses, motorcycles, recreational vehicles and farm vehicles. Each part is cataloged and numbered for identification and accessibility. Significant inventories are carried to provide for fast and frequent deliveries to customers whose orders are often filled and shipped the same day they are received. The Company does not manufacture any of the products it distributes. The majority of products distributed in North America are under the NAPA name, a mark licensed to the Company by NAPA, which is important to the sales and marketing of these products. In Australasia and Europe, products are distributed under several brand names, including many of the national brands, as well as the NAPA name.
In addition, the Company distributes replacement parts for small engines, farm equipment, marine equipment and heavy duty equipment. The Company’s inventories also include accessory items for vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, and individuals who perform their own maintenance and parts installation.
Traction, the Company's heavy duty parts business in North America sells products distributed under the HD Plus name, a proprietary line of automotive parts for heavy duty truck market.

Service to NAPA AUTO PARTS Stores.    The Company believes that the quality and the range of services provided to its North American automotive parts customers constitute a significant advantage for its automotive parts distribution system. Such services include fast and frequent delivery, parts cataloging (including the use of electronic NAPA AUTO PARTS catalogs) and stock adjustments through a continuing parts classification system which, as initiated by the Company, allows independently-owned stores to return certain merchandise on a scheduled basis. The Company offers its NAPA AUTO PARTS store customers various management aids, marketing aids and service on topics such as inventory control, cost analysis, accounting procedures, group insurance and retirement benefit plans, as well as marketing conferences and seminars, sales and advertising manuals and training programs.
The Company has developed and refined an inventory classification system to determine optimum distribution center and auto parts store inventory levels for automotive parts stocking based on automotive registrations, usage rates, production statistics, technological advances, including predictive analytics, and other similar factors. This system, which undergoes continuous analytical review, is an integral part of the Company’s inventory control procedures and comprises an important feature of the inventory management services that the Company makes available to its NAPA AUTO PARTS store customers. The Company's North American operations have return privileges with most of its suppliers, which have protected the Company from inventory obsolescence. Over the last 25 years, losses to the Company from obsolescence have been insignificant and the Company attributes this to the successful operation of its classification system, which involves product return privileges with most of its suppliers.
NAPA.    The Company is the sole member of the National Automotive Parts Association, LLC a voluntary association formed in 1925 to promote the distribution of automotive parts for its members. NAPA, which neither buys nor sells automotive parts, functions as a trade association that develops marketing concepts and programs for its sole member.
Among the automotive products purchased by the Company from various manufacturers for distribution are certain lines designated, cataloged, advertised and promoted as “NAPA” lines. Generally, the Company is not required to purchase any specific quantity of parts so designated and it may purchase competitive lines from the same as well as other supply sources.
The Company uses the federally registered trademark NAPA® as part of the trade name of its distribution centers and parts stores. The Company funds NAPA’s national advertising program, which is designed to increase public recognition of the NAPA name and to promote NAPA product lines.
The Company is a party to, together with the former members of NAPA, a consent decree entered by the Federal District Court in Detroit, Michigan, on May 4, 1954. The consent decree enjoins certain practices under the federal antitrust laws, including the use of exclusive agreements with manufacturers of automotive parts, allocation or division of territories among the Company and former NAPA members, fixing of prices or terms of sale for such parts among such members, and agreements to adhere to any uniform policy in selecting parts customers or determining the number and location of, or arrangements with, auto parts customers.
Competition.    The automotive parts distribution business is highly competitive. The Company competes with other large automotive parts retail chains, automobile manufacturers (some of which sell replacement parts for vehicles built by other manufacturers as well as those that they build themselves), automobile dealers, and warehouse clubs. In addition, the Company competes with the distributing outlets of parts manufacturers, mass merchandisers (including national retail chains) and other parts distributors and retailers, including online retailers. The Automotive Parts Group competes primarily on product offering, service, brand recognition and price. Further information regarding competition in the industry is set forth in “Item 1A. Risk Factors — We face substantial competition in the industries in which we do business.”
INDUSTRIAL PARTS GROUP
The Industrial Parts Group operates in both North America and Australasia. Motion Industries, Inc. (“Motion”), a wholly-owned subsidiary of the Company headquartered in Birmingham, Alabama, operates in North America. Motion Asia Pacific, also a wholly-owned subsidiary of the Company headquartered in Sydney, Australia, operates across Australasia.
Motion distributes industrial replacement parts and related supplies such as bearings, mechanical and electrical power transmission products, industrial automation and robotics, hose, hydraulic and pneumatic components, industrial and safety supplies and material handling products to maintenance, repair and operation (“MRO”) and original equipment manufacturer (“OEM”) customers throughout the U.S., Canada and Mexico.
In 2021, Motion served more than 170,000 OEM and MRO customers in all types of industries located throughout North America and Australasia, including equipment and machinery, food and beverage, forest products, primary metals, pulp and paper, mining, automotive, oil and gas, petrochemical and pharmaceutical industries; as well as strategically targeted specialty industries such as power generation, alternative energy, government, transportation, ports and others. Motion services all manufacturing and processing industries with access to a database of over 12 million parts.
The Industrial Parts Group provides customers with supply chain efficiencies achieved through the Company’s on-site solutions offering. This service provides inventory management, asset repair and tracking, vendor managed inventory ("VMI"), as well as radio frequency identification ("RFID") asset management of the customer’s inventory. Motion also provides a wide range of services and repairs such as: gearbox and fluid power assembly and repair, process pump assembly and repair, hydraulic drive shaft repair, electrical panel assembly and repair, hose and gasket manufacture and assembly, and many other value-added services. A highly developed supply chain with vendor partnerships and connectivity are enhanced by Motion’s leading e-business capabilities, such as MiSupplierConnect, which provides integration between the Company’s information technology network and suppliers’ systems, creating numerous benefits for both the supplier and customer. These services and supply chain efficiencies assist Motion in providing the cost savings that many of its customers require and expect.
Distribution System.   The following table details the breakdown of industrial parts distribution centers, branches and service centers by geographic region as of December 31, 2021:

	North America	Australasia	Total
Distribution centers	15	9	24
Branches	463	149	612
Service centers	55	1	56
Total locations	533	159	692
The Company’s 24 industrial parts distribution centers serve the branches and services centers located throughout the geographic regions in which we operate. The branches and service centers, in turn, sell to MRO and OEM customers in all types of industries across North America and Australasia.
In North America, the Industrial Parts Group stocks or distributes more than 12 million different items purchased from more than 45,000 different suppliers. Its service centers provide hydraulic, hose and mechanical repairs for customers. Approximately 50% of total industrial product purchases in 2021 were made from our top 50 strategic suppliers. Sales are generated from the Industrial Parts Group’s facilities located in 49 U.S. states, Puerto Rico and nine provinces in Canada and Mexico.
In Australasia, the Industrial Parts Group operated a network of distribution centers and branches across Australia, New Zealand, Indonesia and Singapore as of December 31, 2021.
Additionally, the Company’s industrial parts network was expanded in 2022 with the acquisition of Kaman Distribution Group ("KDG"). KDG, which is headquartered in Bloomfield, Connecticut, is a power transmission, automation and fluid power industrial distributor and solutions provider with operations throughout the United States, providing electro-mechanical products, bearings, power transmission, motion control and electrical and fluid power components to MRO and OEM customers. KDG has approximately 220 locations across the United States and Puerto Rico.
Most branches have warehouse facilities that stock significant amounts of inventory representative of the products used by customers in the respective market areas served.
Products.    The Industrial Parts Group distributes a wide variety of parts and products to its customers, which are primarily industrial companies. Products include such items as hoses, belts, bearings, pulleys, pumps, valves, chains, gears, sprockets, speed reducers, electric motors, industrial supplies, assembly tools, test equipment, adhesives and chemicals. Motion also offers systems and automation products that support sophisticated motion control and process automation for full systems integration of plant equipment. The nature of Motion's business demands the maintenance of adequate inventories and the ability to promptly meet critical delivery requirements. Virtually all of the products distributed are installed by the customer or used in plant and facility maintenance activities. Most orders are filled immediately from existing stock and deliveries are normally made within 24 hours of order receipt. The majority of all sales are on open account. Motion has ongoing purchase agreements with many of its national account customers which, collectively, represent approximately 45% of the annual sales volume.
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
ENVIRONMENTAL, SOCIAL AND GOVERNANCE
The Company is committed to the development of sustainable and efficient operations and business practices that enhance and protect our people, our communities and our planet. Our goal is to generate above-market returns while aligning our business practices to support the interests of our stakeholders as we strive to be the employer of choice, the supplier of choice, a valued customer of choice and the investment of choice. Additionally, we strive to be a respected business community member and a good corporate citizen.
Our process of defining sustainability priorities focuses on the simultaneous improvement of the environmental, social and financial position of the Company, and our strong leadership and governance practices that strive to integrate sustainability into the Company’s business strategy and corporate culture. The Compensation, Nominating, and Governance Committee of the Board of Directors oversees our sustainability initiatives which aims to deliver long-term value for our shareholders and all our stakeholders.
We seek to promote a diverse, equitable and inclusive workplace and to ensure the health, safety and well-being of all employees. In response to the COVID-19 pandemic, we prioritized the health and safety of our employees while also contributing to the needs of the community through mask donations and many other initiatives. The Company emphasizes giving back and uplifting the communities in which we operate through partnerships and volunteer efforts. Refer to the “Human Capital Management” section below for further information on our human capital management initiatives.
The Company is committed to reducing its environmental footprint and positively impacting the planet through the implementation of sustainable initiatives throughout our value chain. We have expanded the use of LED lighting retrofits and smart HVAC systems in our facilities and have continued to implement and monitor fleet management practices and policies to minimize our energy usage and carbon emissions. Our recycling efforts divert thousands of tons of waste from landfills annually. The Company is continuously incorporating environmental stewardship in its practices and discovering opportunities to develop more efficient operations.
Additional information regarding our sustainability efforts and future initiatives can be found in our 2021 Sustainability Report and the Sustainability section of our website at www.genpt.com.
HUMAN CAPITAL MANAGEMENT
The Company’s key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resources programs are designed to connect prospective and current talent to opportunities at the Company, engage current employees through an inclusive and diverse culture, and develop employees to grow for future opportunities within the organization.
Employee Retention and Professional Development
As of December 31, 2021, the Company employed approximately 52,000 people worldwide and operated within 15 countries. We take pride in our employees and are committed to helping them improve their physical, emotional, financial and social well-being. Our well-being programs include an online platform that offers an interactive way to accomplish personal and financial goals and a rewards platform to reward employees for completing Company sponsored competitions and well-being activities.
The Company periodically conducts a global engagement survey as a means of measuring employee engagement and satisfaction, as well as a tool for improving our human capital management strategies. Our leadership team reviews the survey results and based on the responses, action plans are developed to focus on areas of opportunity. We are pleased to report that our most recent engagement survey results were favorable overall and have shown that our employees are proud to work for the Company. The results of the engagement surveys we do help us to continuously improve our human capital strategies and find ways to foster engagement and growth for our employees.
In addition, to empower employees to continually enhance their skills and reach their maximum potential, we provide a range of development programs, resources, and opportunities. Many are facilitated locally by each business with core leadership development at the Corporate level. One of our more significant programs is focused on high potential employees from all global businesses units. This program is a combination of in-person and virtual coursework and training with the intent that participants become fully immersed in the operations of our business and develop strategies and improvements cross-functionally. The Company also offers various internship and rotational programs that allow employees to see different operations of our business while also building strong relationships throughout the Company. Other development opportunities include on-demand and live training courses to help our employees achieve their professional and personal goals. We believe these programs demonstrate the Company’s ongoing commitment of developing our future leaders as well the addition of resources that specifically focus on the creation and implementation of development programs globally.
Diversity, Equity and Inclusion
Our culture is strengthened by our core values, which includes a steadfast commitment to diversity, equity and inclusion. As part of our investment in our people, we make diversity, equity and inclusion a top priority. Our goal is to create an inclusive and welcoming culture where we value, respect, and provide equal opportunities for all employees.
In furtherance of these goals, we created a Diversity, Equity, and Inclusion Council, led by senior leadership and representatives from each business unit to ensure accountabilities exist to advance new initiatives. Some initiatives include, providing scholarships with an emphasis for students who attend Historically Black Colleges and Universities (HBCU's) and collaboration with organizations that support woman such as Women in Technology and Woman in Auto Care. Our commitment also includes supporting organizations that advance the interests of disadvantaged individuals and communities in need. As part of our commitment, we are now a member of the Georgia Minority Supplier Diversity Council (GMSDC) and the Georgia Hispanic Chamber of Commerce (GHCC). Additionally, we have increased our support for the United Way's African American Partnership and Young Professional Leaders programs.
Our efforts are also directed internally where we encourage the exchange of ideas, actively listen to employee dialogue, provide appropriate training, and ensure that the interests of all our employees are supported and advanced. Employees will soon be supported through four (4) initial Business Resource Groups (BRG's)-African American; Asian; Veteran; and Women, which will be established during the first quarter of the year. For further engagement, many of our employees can participate in the McKinsey Connected Leaders Academy. In addition, employees at all levels across the organization participated in training to gain a better understanding of unconscious bias and its impact on the business. Overall, the Company seeks to create an environment where there is a sense of belonging and all voices are heard and valued.
Please refer to the Company's 2021 Sustainability Report and Human Rights Policy, which can be found on the Company's investor relations website, for further information on human capital management.
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
You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K. Set forth below are the material risks and uncertainties that, if they were to occur, could materially and adversely affect our business or could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report and in the other public statements we make. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition, results of operations or the trading price of our securities. The considerations and risks that follow are organized within relevant headings but may be relevant to other headings as well. In addition, the material risks and uncertainties described below does not indicate that the risk has not already materialized.
STRATEGIC AND OPERATIONAL RISKS
The impact of the COVID-19 pandemic has significantly impacted worldwide economic conditions, and our operations and our financial results have been and may in the future be materially impacted, and the duration and extent to which it will impact our business remains uncertain.
The COVID-19 pandemic continues to impact various aspects of our business, and the long-term impact to our business remains unknown. The extent to which the COVID-19 pandemic impacts the Company will depend on numerous factors and future developments that we cannot predict, including the severity of the virus; the occurrence of additional waves or spikes in infection rates, including due to the emergence and spread of variants; the duration of the outbreak; governmental, business or other actions taken in response to the pandemic and the efficacy of these actions, including partial or complete shut downs, travel restrictions, and stay-at-home orders among other actions; the timing, distribution, effectiveness and public acceptance of COVID-19 vaccines; and impacts on our supply chain, our ability to keep operating locations open, and on customer demand.
The Company and management continue to focus on mitigating the impact of the COVID-19 pandemic, which has required and will continue to require, a large investment of time and resources. While we have added safety measures to protect our employees and customers, continued business disruption caused by COVID-19 may require further significant actions to mitigate the impact, including but not limited to, reductions in store hours and store closings as well as ongoing increases in expenses. Conversely, if the unprecedented levels of customer demand we have experienced during the pandemic revert or subside, we may be unable to reduce expenses or otherwise react quickly and effectively to such changes.
Additional adverse changes and volatility in economic conditions as a result of the pandemic may also lead to increased credit concerns and challenges to recover accounts receivable, reduced liquidity, adverse impacts on our suppliers and customers, including on their abilities to continue to operate as a going concern.
Due to the unprecedented nature of COVID-19 and the myriad of responses thereto, we cannot identify all of the risks we face from the pandemic and its resulting impacts. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur. The pandemic could also amplify other risks and uncertainties described in this 2021 Annual Report on Form 10-K. The ultimate adverse impacts relating to the potential effect of the COVID-19 pandemic on our business and the costs that we may incur as a result cannot be reasonably estimated but could be material.
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
•the weather, as milder weather conditions may lower the failure rates of automotive parts, while extended periods of rain and winter precipitation may cause our customers to defer maintenance and repair on their vehicles; extremely hot or cold conditions may enhance demand for our products due to increased failure rates of our customers’ automotive parts, and global warming trends and other significant climate changes can create more variability in the short term or lead to other weather conditions that could impact our business;
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
As a distributor of automotive and industrial parts, our business depends on developing and maintaining close and productive relationships with our suppliers. We depend on our suppliers to sell us quality products at favorable prices. A variety of factors, many outside our control, affect our suppliers' ability to deliver quality merchandise to us at favorable prices and in a timely manner. These include, raw material shortages, inadequate manufacturing capacity, labor strikes, shortages and disputes anywhere within the supply and distribution chain delivering products to us, tariff and customs legislation and enforcement, transportation disruptions, tax and other legislative uncertainties, pandemics (including the current COVID-19 pandemic) and/or weather conditions. Since the beginning of the COVID-19 pandemic, we have experienced supply chain disruptions, particularly with regard to global labor shortages and inventory sourced from outside the U.S. These disruptions have not had a material impact on our business to date, but we cannot provide any assurance that these or new supply chain disruptions will not materially or adversely impact our business, financial condition and results of operations in the future
Furthermore, financial or operational difficulties at a particular supplier could cause that supplier to increase the cost, or decrease the quality, of the products we purchase. Supplier consolidation could also limit the number of suppliers from which we may purchase products and could materially affect the prices we pay for these products. In addition, we would suffer an adverse impact if our suppliers limit or cancel the return privileges that currently protect us from inventory obsolescence.
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
To date, we have not experienced a material breach of cyber-security; however, our computer systems have been, and will likely continue to be, subjected to unauthorized access or phishing attempts, computer viruses, malware, ransomware or other malicious codes. In particular, in connection with the COVID-19 pandemic, there has been a spike in cyber-security attacks as shelter in place orders and work from home measures have led businesses to increase reliance on virtual environments and communications systems, which have been subjected to increasing third-party vulnerabilities and security risks.
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
We have implemented numerous initiatives in each of our business segments to grow sales and earnings, including the introduction of new and expanded product lines, strategic acquisitions such as the recent acquisition of Kaman Distribution Group, geographic expansion (including through acquisitions), sales to new markets, enhanced customer marketing programs and a variety of gross margin and cost savings initiatives. If we are unable to implement these initiatives efficiently and effectively, or if these initiatives are unsuccessful, our business, financial condition, results of operations and cash flows could be adversely affected.
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
•our ability to continue to grow through acquisitions and successfully integrate acquired businesses, including Kaman Distribution Group, in our existing operations, including in particular the challenges associated with the integration of foreign operations to ensure the adequacy of internal controls;
•our ability to identify and successfully implement appropriate technological, digital and e-commerce solutions;
•the rate of adoption of electric vehicles, hybrid vehicles, ride sharing services, alternative transportation means and autonomously driven vehicles and future legislation related thereto;
•the economy of each of the nations in which we operate in general, including the monetary policies of the Federal Reserve, which are influenced by various factors, including inflation, unemployment and short-term and long-term changes in the international trade balance and the fiscal policies of the U.S. government;
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
•volatility in oil prices, which could have a negative impact on the global economy and the economy of each of the nations in which we operate, in particular; and
•the adequacy of our disclosure controls and procedures and internal controls over financial reporting.
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
Uncertainty and/or deterioration in general macro-economic conditions domestically and globally, including inflation or deflation, employment rates and wages, changes in tax policies, changes in energy costs, uncertain credit markets, or other economic conditions, could have a negative impact on our business, financial condition, results of operations and cash flows.
Our business and operating results have been and may in the future be adversely affected by uncertain global economic conditions, including inflation or deflation, domestic outputs, political uncertainty and unrest, employment rates and wages, including increases in minimum wage, changes in tax policies, changes in energy costs, instability in credit markets, declining consumer and business confidence, fluctuating commodity prices, interest rates, volatile exchange rates, and other challenges that could affect the global economy. Both our commercial and retail customers may experience deterioration of their financial resources, which could result in existing or potential customers delaying or canceling plans to purchase our products. Our vendors could experience similar negative conditions, which could impact their ability to fulfill their financial obligations to us. Future weakness in the global economy could adversely affect our business, results of operations, financial condition and cash flows.
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
Our business relies upon a large volume of loans, derivative contracts and other financial instruments which are directly or indirectly dependent on LIBOR to establish their interest rate and/or value. The U.K. Financial Conduct Authority announced in 2017 that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. It is expected that a transition away from the widespread use of LIBOR to alternative rates is likely to occur during the next several years.
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
LEGAL AND REGULATORY RISKS
We may be affected by global climate change or legal, tax, regulatory, or market responses to such change.
The concern over climate change has led to legislative and regulatory initiatives aimed at reducing greenhouse gas emissions (“GHG”). For example, proposals that would impose mandatory requirements related to GHG continue to be considered by policy makers in the U.S. and elsewhere. For example, significant increases in fuel economy requirements, new federal or state restrictions on emissions of carbon dioxide or new federal or state incentive programs that may be imposed on vehicles and automobile fuels could adversely affect demand for the products we sell. We may not be able to accurately predict, prepare for and respond to new kinds of technological innovations with respect to electric vehicles and other technologies that minimize emissions. Laws enacted to reduce GHG could directly or indirectly affect our suppliers and could adversely affect our business, financial condition, results of operations and cash flows. Changes in automotive technology (including the adoption of electric vehicles) and compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers all of which could adversely impact the demand for our products and our business, financial condition, results of operations or cash flows.
Because we are involved in litigation from time to time and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs as well as reputational harm.
We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various reasons. For example, we are party to, among other litigation, numerous pending product liability lawsuits relating to our national distribution of automotive parts and supplies, many of which involve claims of personal injury allegedly resulting from the use of automotive parts distributed by us. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim our business, financial condition, results of operations and cash flows could be materially and adversely affected. In particular, on July 8, 2021, the Washington Supreme Court overturned the order of the Washington Court of Appeals and reinstated the trial court's damage award of $77.1 million against the Company. The damage award and statutory interest was fully paid as of December 31, 2021. Refer to the commitments and contingencies footnote in the Notes to the Consolidated Financial Statements for more information.
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
Many factors influence our reputation and the value of our brands including the perception held by our customers, business partners, investors, other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny related to environmental, social and governance activities and disclosures and risk of damage to our reputation and the value of our brands if we fail to act responsibly in a number of areas, such as environmental stewardship, supply chain management, climate change, diversity, equity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2.    PROPERTIES.
The following table summarizes our company-owned distribution centers, retail stores, branches and service centers as of December 31, 2021:

	Distribution Centers	Other Locations
Automotive Parts:
North America	77	1,535
Europe	72	675
Australasia	13	517
Total Automotive Parts	162	2,727
Industrial Parts:
North America	15	518
Australasia	9	150
Total Industrial Parts	24	668
Total	186	3,395
In addition to the properties set forth above the Company has various headquarters, shared service centers and other facilities. The Company's corporate and U.S. Automotive Parts Group headquarters are located in two office buildings owned by the Company in Atlanta, Georgia. The Company generally owns distribution centers and leases retail stores and branches. We believe that our facilities as a whole are in good condition, are adequately insured, are fully utilized and are suitable and adequate to conduct the business of our current operations.

ITEM 3.    LEGAL PROCEEDINGS.
Information with respect to the Company's legal proceedings may be found in the Commitments and Contingencies footnote in the Notes to Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information Regarding Common Stock
The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol “GPC.”
Dividend Information
The Company has paid a cash dividend to shareholders every year since going public in 1948 and increased the annual dividend for 65 consecutive years through 2021. While we have historically paid dividends to holders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our Board of Directors.
Stock Performance Graph
Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return on the Company’s common stock against the cumulative total shareholder return of the Standard and Poor’s ("S&P") 500 Stock Index and a peer group composite index (“Peer Index”) structured by the Company as set forth below for the five year period that commenced December 31, 2016 and ended December 31, 2021. This graph assumes that $100 was invested on December 31, 2016 in Genuine Parts Company common stock, the S&P 500 Stock Index (the Company is a member of the S&P 500 Stock Index, and its cumulative total shareholder return went into calculating the S&P 500 Stock Index results set forth in the graph) and the peer group composite index as set forth below and assumes reinvestment of all dividends.
Comparison of five year cumulative total shareholder return
Genuine Parts Company, S&P 500 Stock Index and peer group composite index

Cumulative Total Shareholder Return $ at Fiscal Year End	2016	2017	2018	2019	2020	2021
Genuine Parts Company	$100.00	$102.45	$106.66	$121.65	$118.98	$170.60
S&P 500 Stock Index	$100.00	$121.83	$116.49	$153.18	$181.36	$233.43
Peer Index	$100.00	$119.02	$101.77	$130.06	$154.93	$190.36
In constructing the Peer Index for use in the stock performance graph above, the Company used the shareholder returns of various publicly held companies (weighted in accordance with each company’s stock market capitalization at December 31, 2016 and including reinvestment of dividends) that compete with the Company in its two industry segments: automotive parts and industrial parts (each group of companies included in the Peer Index as competing with the Company in a separate industry segment is hereinafter referred to as a “Peer Group”). Included in the automotive parts Peer Group are those companies making up the Dow Jones U.S. Auto Parts Index (the Company is a member of such industry group, and its individual shareholder return was included when calculating the Peer Index results set forth in the performance graph). Included in the industrial parts Peer Group are Applied Industrial Technologies, Inc., Fastenal Company, and W.W. Grainger, Inc. In determining the Peer Index, each Peer Group was weighted to reflect the Company’s annual net sales in each industry segment.
Holders
As of December 31, 2021, there were 3,953 holders of record of the Company’s common stock. The number of holders of record does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.
Issuer Purchases of Equity Securities
The following table provides information about the purchases of shares of the Company’s common stock during the three month period ended December 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2021 through October 31, 2021	7,799	$133.47	176,237	12,067,038
November 1, 2021 through November 30, 2021	14,833	$135.25	201,821	11,865,217
December 1, 2021 through December 31, 2021	21,403	$129.50	—	11,865,217
Total	44,035	$132.14	378,058	11,865,217
(1)Includes shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of share appreciation rights and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15.0 million shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The authorization for these repurchase plans continues until all such shares have been repurchased or the repurchase program is terminated by action of the Board of Directors. The program may be suspended at any time and does not have an expiration date. Approximately 11.9 million shares authorized remain available to be repurchased by the Company. There were no other repurchase plans announced as of December 31, 2021.

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
This section of this Form 10-K generally discusses 2021 and 2020 results and year-to-year comparisons between 2021 and 2020 results. Discussions of 2019 results and year-to-year comparisons between 2020 and 2019 results are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
BUSINESS PRODUCTS GROUP
On June 30, 2020, the Company completed the divestiture of its Business Products Group which had previously been reported as a segment. The Business Products Group is reported as discontinued operations in our consolidated financial statements for all periods presented. Refer to the acquisitions, divestitures and discontinued operations footnote in the accompanying consolidated financial statements for more information.
COVID-19 PANDEMIC
The COVID-19 pandemic continues to impact various aspects of our business, and the long-term impact to our business remains unknown. During the year ended December 31, 2021, our business and results of operations continued to improve relative to the same period of 2020. In particular, as widespread vaccine distribution continued, we have seen economic recovery in many of the markets where we operate and a significant uptick in consumer mobility. However, all regions in which we operate continue to experience periodic surges in infection rates. As a result, our business segments continue to face many uncertainties and our operations remain vulnerable to continuing negative effects caused by the pandemic. However, we are encouraged to see the impact of the pandemic subsiding as evidenced by the improving industrial economy, increase in miles driven and overall consumer activity.
As of December 31, 2021, all our operations are open for business. Our supply chain partners have been very supportive and accommodating, despite strains on the supply chain caused by labor shortages, inventory shortages, delays in order fulfillment and increased backlogs. This has allowed us to continue to provide quality customer service. We remain in constant communication with our employees regarding changing conditions and protocol. Based on the length and severity of the pandemic, we may experience continued volatility in customer demand and supply chain disruption. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.
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
Comparable Sales
Comparable sales is a key metric that refer to period-over-period comparisons of our net sales excluding the impact of acquisitions, divestitures, foreign currency and other. We consider this metric useful to investors because it provides greater transparency into management’s view and assessment of our core ongoing operations. This metric is widely used by analysts, investors and competitors in our industry, although our calculation of the metric may not be comparable to similar measures disclosed by other companies, because not all companies and analysts calculate this metric in the same manner.
OVERVIEW
Genuine Parts Company is a service organization engaged in the global distribution of automotive and industrial replacement parts. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. In 2021, the Company conducted business in North America, Europe and Australasia from more than 10,300 locations.

The Company's Automotive Parts Group operated in the U.S., Canada, France, the U.K., Ireland, Germany, Poland, the Netherlands, Belgium, Australia and New Zealand in 2021, and accounted for 66% of total revenues for the year. The Industrial Parts Group operated in the U.S., Canada, Mexico, Australia, New Zealand, Indonesia and Singapore, and accounted for 34% of the Company's total revenues for the year.
At Genuine Parts Company, our mission is to be a world-class service organization and the employer of choice, supplier of choice, valued customer of choice and investment of choice. Additionally, we strive to be a respected business community member and a good corporate citizen. Our strategic financial objectives are intended to align with our mission and drive value for all our stakeholders. Our strategic financial objectives include: (1) top line revenue growth in excess of market growth; (2) improved operating margin; (3) strong balance sheet and cash flows; and (4) effective capital allocation.
Top Line Revenue
The Company's strategy for top-line revenue growth includes a combination of organic and acquisitive initiatives designed to outpace the industry, improve the market share in each of our business segments and position the Company for sustained long-term growth. In 2021, each business segment experienced a year of strong recovery as pandemic related restrictions eased around the globe and markets reopened. The economic recovery along with strong consumer demand and execution of our sales initiatives led to double-digit top-line growth for the year despite continued uncertainties with COVID-19. Additionally, after limited merger and acquisition activity in 2020, we were active in 2021 with strategic bolt-on acquisitions that support the Company's ongoing growth initiatives, including our Industrial segment's $1.3 billion acquisition of Kaman Distribution Group in early 2022. While we continue to face uncertainties in the business due to supply chain disruption, cost inflation and labor market constraints, we are encouraged by the current economic outlook and strong consumer demand trends. We believe these factors and the positive impact of our ongoing strategic initiatives position us for continued sales growth in the upcoming year.
Operating Margins
The Company targets continuous operating margin improvement each year. In 2020, we took certain restructuring actions across its subsidiaries to simplify our cost structure and distribution networks (the "2019 Cost Savings Plan"). We recognized permanent expense reductions of $150 million driven by transformative reductions in payroll and facility costs. Additionally, we had approximately $300 million in temporary savings in response to the impact of COVID-19. These actions led to improved segment margins in 2020 and permanently lowered our cost structure. As business normalized in 2021, the temporary savings ended and we experienced cost increases in areas such as wages, freight and health insurance. Despite these challenges, we improved segment margins 60 basis points by leveraging strong top-line growth, improving gross margins through pricing and sourcing actions and managing costs through ongoing strategic initiatives. We believe continued execution of our strategic priorities in 2022 will further improve our margins.
Balance Sheet and Cash Flow
The Company is focused on maintaining a strong balance sheet and generating strong cash flow to support our growth initiatives. Our working capital was a source of operating cash flow, and we improved our debt position and took advantage of favorable financing arrangements throughout the year. In 2021, we generated $1.3 billion in cash from operations.
Capital Allocation
The Company's priorities for disciplined and effective capital allocation remain consistent with prior years. In 2021, we used cash for investments in the form of capital expenditures and bolt-on acquisitions, while also returning capital to our shareholders through cash dividends and share repurchases. We plan to continue to support the dividend, which we have increased for 65 consecutive years through 2021.
RESULTS OF OPERATIONS
Our results of operations are summarized below for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
(In thousands, except per share data)	2021	2020
Net sales	$18,870,510	$16,537,433
Gross profit	$6,634,136	$5,654,841
Net income from continuing operations	$898,790	$163,395
Diluted net income from continuing operations per common share	$6.23	$1.13

Net Sales
Consolidated net sales for the year ended December 31, 2021 totaled $18.9 billion, up 14.1% from 2020. The increase in net sales is due to a 10.5% comparable sales increase, the favorable impact of foreign currency and other of 2.1% and a 1.5% positive impact from acquisitions.
The Company's comparable sales growth reflects both an increase in sales volume and product inflation as compared to the year ended December 31, 2020. Higher sales volume was driven primarily by the increase in consumer activity associated with the reopening of our key markets and the execution of our strategic growth initiatives throughout the year. Additionally, sales were positively impacted by price inflation of approximately 3% for the year ended December 31, 2021. With our global growth initiatives and strong industry fundamentals, we believe we are well positioned for both near-term and sustainable long-term sales growth.
Automotive Group
Net sales for the Automotive Group (“Automotive”) were $12.5 billion in 2021, a 15.5% increase from 2020. The increase in sales consists of an approximate 11.0% increase in comparable sales, a 2.5% favorable impact of currency translation and other and a 2.0% contribution from acquisitions. Foreign currency translation was positively impacted by our automotive businesses across all regions.
In 2021, total Automotive revenues were up approximately 14.3% in the first quarter, up 28.1% in the second quarter, up 8.2% in the third quarter and up 13.1% in the fourth quarter. All periods reflect a strong recovery from the decline in demand caused by COVID-19 in 2020. We remain optimistic that our Automotive sales trends will continue to show positive growth as the global markets fully recover. Positive trends related to the overall number and age of the vehicle population and the continued improvement in miles driven remain supportive of sustained demand for automotive aftermarket maintenance and supply items across the markets we serve. We expect these fundamentals and our ongoing sales initiatives to drive sales growth for the Automotive Group in 2022.
Industrial Parts Group
Net sales for the Industrial Parts Group (“Industrial”) were $6.3 billion in 2021, up 11.4% from 2020. The increase in sales reflects a 9.7% increase in comparable sales, a 1.3% favorable impact of currency translation and an approximate 0.4% contribution from acquisitions.
In 2021, total Industrial revenues were up approximately 0.1% in the first quarter of 2021, up 19.6% in the second quarter, up 14.5% in the third quarter and up 12.8% in the fourth quarter. These quarterly results reflect the positive impact of key sales initiatives, the ongoing industrial recovery and broad increase in customer productivity, which correlate to the improvement in industrial indicators such as the Purchasing Managers Index and Industrial Production. We are confident in our growth plans for 2022, both in North America and Australasia, and expect to see continued improvement in our sales trends.
Cost of Goods Sold
The Company includes in cost of goods sold the actual cost of merchandise, which represents the vast majority of this line item. Other items in cost of goods sold include warranty costs and in-bound freight from the suppliers, net of any vendor allowances and incentives.
Cost of goods sold was $12.2 billion in 2021, a 12.4% increase from $10.9 billion in 2020. As a percentage of net sales, cost of goods sold was 64.8% in 2021, decreasing from 65.8% of net sales in 2020. The decrease in cost of goods sold as a percentage of net sales in 2021 reflects the favorable impact of increased supplier incentives, business unit channel and product mix shifts and strategic category management initiatives in areas such as pricing and global sourcing in 2021 compared to 2020.
Operating Expenses
The Company includes in selling, administrative and other expenses (“SG&A”) all personnel and personnel-related costs at its headquarters, distribution centers, stores and branches, which accounts for more than 60% of total SG&A. Additional costs in SG&A include our facilities, delivery, marketing, advertising, technology, digital, legal and professional costs.
SG&A of $5.2 billion in 2021 increased by $0.8 billion, or approximately 17.7% from 2020. This represents 27.4% of net sales in 2021 compared to 26.5% of net sales in 2020. The increase in SG&A as a percent of net sales primarily reflects a $77.4 million charge related to damages in connection with a 2017 automotive product liability claim and a $61.1 million loss on a software disposal. In addition, we had the headwind of more than $300 million in temporary COVID-19 related cost savings in 2020. The increase in SG&A was partially offset by the leveraging of expenses on strong sales and our initiatives to improve operational efficiencies and optimize the productivity of our distribution network.

Depreciation and amortization expense was $291.0 million in 2021, an increase of approximately $18.1 million, or 6.6%, from 2020, due to an increase in capital investments to improve our distribution facilities, streamline our supply chain and invest in technology solutions. The provision for doubtful accounts was $17.7 million in 2021, a $5.8 million decrease from 2020, reflecting the improved financial health of our customers as our key markets recover from the COVID-19 pandemic. We believe the Company is adequately reserved for bad debts and credit losses at December 31, 2021.
Goodwill Impairment
Due to several factors that coalesced in the second quarter of 2020 we performed an interim impairment test as of May 31, 2020 for our European reporting unit and recorded a goodwill impairment charge of $506.7 million. These factors primarily resulted from the ongoing market volatility and uncertainty caused by the COVID-19 pandemic, which extended into the second quarter of 2020 and impacted several critical impairment testing assumptions including weighted average cost of capital and market multiples, and near-term revenue and operating margin projections for the reporting unit. Refer to the goodwill and other intangible assets footnote within the Notes to the Consolidated Financial Statements for additional information. If there are sustained declines in macroeconomic or business conditions in future periods, including as a result of the continued COVID-19 pandemic, affecting the projected earnings and cash flows at our reporting units, among other things, there can be no assurance that goodwill at one or more reporting units may not be impaired. As of December 31, 2021, we determined that there were no indicators that goodwill was impaired at any of our reporting units.
Non-Operating Expenses and Income
Non-operating expenses included net interest expense of $62.2 million in 2021 and $91.0 million in 2020. The decrease in net interest expense of $28.9 million in 2021 primarily reflects the combination of the repayment of debt and lowered interest rates on our remaining outstanding debt.
“Other” includes equity method investment income, investment dividends, noncontrolling interests and pension income. Other income in 2021 was $99.6 million, an approximate $44.1 million increase from the prior year due to a variety of factors, including favorable changes in gains on equity investments and retirement plan valuations.
Segment Profit
Segment profit is calculated as net sales less operating expenses excluding general corporate expenses, net interest expense, equity in income from investees, intangible asset amortization, income attributable to noncontrolling interests and other unallocated amounts that are primarily driven by corporate initiatives and adjusted in Non-GAAP Measures (as described further below). Refer to the segment data footnote in the Notes to Consolidated Financial Statements for additional information.
Automotive Group
Automotive's segment profit increased 23.7% in 2021 from 2020 and segment profit margin was 8.6% in 2021 compared to 8.0% in 2020. The improvement reflects strong operating results across our geographies resulting from double-digit organic sales growth, gross margin expansion and ongoing cost control actions. To further improve Automotive's segment margin, this group will continue to execute on its growth plans and cost initiatives going forward.
Industrial Group
Industrial’s segment profit increased 23.5% in 2021 from 2020 and segment profit margin improved to 9.4%, an increase from 8.5% in 2020. The improvement primarily reflects the benefits of double-digit organic sales growth and improved gross margin and operational efficiencies. We believe the strength of economic indicators such as Industrial Production and the Purchasing Managers Index combined with effective growth initiatives and cost actions position the Industrial Group for further growth in 2022.
Income Taxes
The Company's effective income tax rate was 25.1% as of December 31, 2021, compared to 56.9% in 2020. For the year ended December 31, 2021, the rate decrease is primarily due to the non-deductible goodwill impairment charge that occurred in 2020.
Net Income from Continuing Operations
Net income from continuing operations was $898.8 million in 2021, a significant increase compared to $163.4 million in 2020. On a per share diluted basis, net income from continuing operations was $6.23 in 2021, up 451.3% compared to $1.13 in 2020. Net income from continuing operations was 4.8% of net sales in 2021 compared to 1.0% of net sales in 2020. The increase in net income from continuing operations for the year ended December 31,

2021 primarily reflects the goodwill impairment charge of $506.7 million that occurred during the second quarter of 2020.
Adjusted net income from continuing operations was $997.0 million in 2021, an increase of 30.3% from $765.0 million in 2020. On a per share diluted basis, adjusted net income from continuing operations was $6.91, a 31.1% increase compared to adjusted net income per diluted share from continuing operations of $5.27 in 2020.
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

	Year Ended December 31,
(In thousands)	2021	2020
GAAP net income from continuing operations	$898,790	$163,395

Adjustments:
Loss on software disposal (1)	61,063	—
Product liability damages award (2)	77,421	—
Goodwill impairment charge (3)	—	506,721
Restructuring costs (4)	—	50,019
Realized currency and other divestiture losses (5)	—	11,356
Gain on insurance proceeds related to SPR fire (6)	(3,862)	(13,448)
Gain on equity investments (7)	(10,229)	—
Inventory adjustment (8)	—	40,000
Transaction and other costs (9)	3,655	39,817
Total adjustments	128,048	634,465
Tax impact of adjustments	(29,828)	(32,822)
Adjusted net income from continuing operations	$997,010	$765,038

The table below represents amounts per common share assuming dilution:

	Year Ended December 31,
(in thousands, except per share data)	2021	2020
GAAP net income from continuing operations per common share	$6.23	$1.13

Adjustments:
Loss on software disposal (1)	0.42	—
Product liability damages award (2)	0.54	—
Goodwill impairment charge (3)	—	3.49
Restructuring costs (4)	—	0.34
Realized currency and other divestiture losses (5)	—	0.08
Gain on insurance proceeds related to SPR fire (6)	(0.03)	(0.09)
Gain on equity investments (7)	(0.07)	—
Inventory adjustment (8)	—	0.28
Transaction and other costs (9)	0.03	0.27
Total adjustments	0.89	4.37
Tax impact of adjustments	(0.21)	(0.23)
Adjusted net income from continuing operations	$6.91	$5.27
Weighted average common shares outstanding - assuming dilution	144,221	145,115
The table below clarifies where the adjusted items are presented in the consolidated statement of income:

	Year Ended December 31,
(in thousands)	2021	2020
Line item:
Cost of goods sold	$—	$53,495
Selling, administrative and other expenses	142,139	10,094
Restructuring costs	—	50,019
Goodwill impairment charge	—	506,721
Non-operating (income) expenses: Other	(14,091)	14,136
Total adjustments	$128,048	$634,465
(1)Adjustment reflects a loss on an internally developed software project that was disposed of due to a change in management strategy related to advances in alternative technologies. Refer to the property, plant and equipment footnote in the Notes to Consolidated financial statements for more information.
(2)Adjustment reflects damages reinstated by the Washington Supreme Court order on July 8, 2021 in connection with a 2017 automotive product liability claim. Refer to the commitments and contingencies footnote in the Notes to Consolidated Financial Statements for more information.
(3)Adjustment reflects a goodwill impairment charge related to our European reporting unit.
(4)Adjustment reflects restructuring costs related to the 2019 Cost Savings Plan. The costs are primarily associated with severance and other employee costs, including a voluntary retirement program, and facility and closure costs related to the consolidation of operations.
(5)Adjustment reflects realized currency losses related to divestitures.
(6)Adjustment reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs related to the S.P. Richards Headquarters and Distribution Center.
(7)Adjustment relates to gains recognized upon remeasurement of certain equity investments to fair value upon acquiring the remaining equity of those entities.
(8)Adjustment reflects a $40 million increase to cost of goods sold due to the correction of an immaterial error related to the accounting in prior years for consideration received from vendors.
(9)Adjustment for 2021 include transaction and other costs related to acquisitions. For 2020, adjustment includes a $17 million loss on investment, $10 million of incremental costs associated with COVID-19 and costs associated with certain divestitures. COVID-19 related costs include incremental costs incurred relating to fees to cancel marketing events and increased cleaning and sanitization materials, among other things.

FINANCIAL CONDITION
The Company’s cash balance at December 31, 2021 was $714.7 million compared to cash of $990.2 million at December 31, 2020. For the year ended December 31, 2021, the Company used $160.7 million to pay down debt (net of proceeds), $465.6 million for dividends paid to the Company’s shareholders, $333.6 million for the repurchase of the Company's common stock, $266.1 million for investments in the Company via capital expenditures and $284.3 million for acquisitions and other investing activities. These items were offset by the Company’s earnings and net cash provided by operating activities.
Accounts receivable increased $241.0 million, or 15.5%, from December 31, 2020 primarily due to higher sales volume. Inventory increased $383.6 million, or 10.9% from December 31, 2020 in association with higher product demand and increase in sales. Accounts payable increased $676.9 million, or 16.4% from December 31, 2020 due to the increase in purchases related to sales volume and extended payment terms with certain suppliers. Total debt of $2.4 billion at December 31, 2021 decreased $267.8 million, or 10.0%, from December 31, 2020 primarily due to the pay down of our short-term debt and foreign currency impact during the year.
We continue to negotiate extended payment dates with our suppliers. Our current payment terms with the majority of our suppliers range from 30 to 360 days. Several global financial institutions offer voluntary supply chain finance ("SCF") programs which enable our suppliers (generally those that grant extended terms), at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that takes advantage of our credit rating and may be beneficial to them. The SCF program is primarily available to suppliers of goods and services included in cost of goods sold in our consolidated statements of income. The Company and our suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and they issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. In turn, we direct payment to the financial institutions, rather than the suppliers, for the invoices sold to the financial institutions. No guarantees are provided by the Company or any of our subsidiaries on third-party performance under the SCF program; however, the Company guarantees the payment by our subsidiaries to the financial institutions participating in the SCF program for the applicable invoices. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable in our consolidated balance sheets. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our consolidated statement of cash flows. We have been informed by the financial institutions that as of December 31, 2021 and 2020, suppliers elected to sell $2.7 billion and $1.8 billion, respectively, of our outstanding payment obligations to the financial institutions. The amount settled through the SCF program was $3.2 billion for the year ended December 31, 2021.
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
The ratio of current assets to current liabilities was 1.18 to 1 at December 31, 2021 and 1.21 to 1 at 2020, and our liquidity position remains strong. The Company’s total debt outstanding at December 31, 2021 decreased by $267.8 million or 10.0% from December 31, 2020, primarily due to the pay down of our short-term debt and foreign currency impact during the year.

Sources and Uses of Cash
A summary of the Company’s consolidated statements of cash flows is as follows:

	Year Ended December 31,
(In thousands)	2021	2020	$ Change	% Change
Operating activities	$1,258,285	$2,014,522	$(756,237)	(37.5)%
Investing activities	$(506,164)	$182,768	$(688,932)	(376.9)%
Financing activities	$(989,532)	$(1,513,765)	$524,233	(34.6)%
Operating Activities
The Company continues to generate positive cash flow, and in 2021 net cash provided by operating activities totaled $1.3 billion, a $0.8 billion, or 37.5%, decrease from 2020. The decrease in cash provided by operating activities was primarily driven by the $800 million benefit to operating cash flow in 2020 for the A/R Sales Agreement to sell receivables.
Investing Activities
Net cash used in investing activities was $506.2 million in 2021 compared to net cash provided by investing activities of $182.8 million in 2020, a $688.9 million, or 376.9%, decrease. In 2021, net cash used in investing activities included capital expenditures of $266.1 million, an increase of $112.6 million, or 73.4%, from the prior year, and $284.3 million used for acquisitions of businesses and other investing activities, an increase of $215.1 million, or 311.0%, from 2020. These items were partially offset by $17.7 million in proceeds from the divestitures, down $369.6 million or 95.4%, primarily due to the sale of the Business Products Group in 2020.
Financing Activities
Net cash used in financing activities in 2021 totaled $1.0 billion, a decrease of $0.5 billion, or 34.6%, from the $1.5 billion in cash used in financing activities in 2020. The decrease is primarily due to the $160.7 million pay down of debt (net of proceeds) in 2021 relative to the $895.0 million pay down of debt (net of proceeds) in 2020, which was partially offset by an additional $237.4 million in repurchases of our common stock as compared to 2020. For 2021, the Company's financing activities included dividends paid to shareholders of $465.6 million and repurchases of the Company's common stock of $333.6 million. The Company expects this trend of increasing dividends to continue in the foreseeable future. We also expect to remain active in our share repurchase program, but the amount and value of shares repurchased will vary and is at the discretion of the Company's board of directors.
Notes and Other Borrowings
The Company ended the year with $2.2 billion of total liquidity (comprising $1.5 billion availability on the revolving credit facility and $0.7 billion of cash and cash equivalents). From time to time, the Company may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk. The Company currently believes that the existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
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
At December 31, 2021, approximately $1.5 billion was available under this line of credit. Due to the workers’ compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of approximately $72.8 million outstanding at December 31, 2021. Our unused letters of credit expire within one year, but have automatic renewal clauses.
At December 31, 2021, the Company had $2.4 billion of unsecured Senior Notes outstanding. Approximately $1.9 billion of these borrowings contain covenants related to a maximum debt to EBITDA ratio and certain limitations on additional borrowings. The weighted average interest rate on the Company’s total outstanding borrowings was approximately 2.35% at December 31, 2021 and 2.65% at December 31, 2020. Total interest expense, net of interest income, for all borrowings was $62.2 million and $91.0 million in 2021 and 2020, respectively. Refer to the debt footnote in the Notes to Consolidated Financial Statements for more information.
At December 31, 2021, the Company was in compliance with the covenants under our Unsecured Revolving Credit Facility and our outstanding unsecured Senior Notes. Any failure to comply with our debt covenants or restrictions could result in a default under our financing arrangements or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could create cross defaults under other debt arrangements and have a material adverse effect on our business, financial condition, results of operations and cash flows.
On January 3, 2022, we amended our A/R Sales Agreement to increase the facility limit by an additional $200 million bringing the total to $1.0 billion. The terms of the A/R Sales Agreement limit the balance of receivables sold to approximately $1.0 billion at any point in time. Refer to the A/R Sales Agreement footnote in the Notes to Consolidated Financial Statements for more information.
On January 6, 2022, we issued $500,000 aggregate principal amount of unsecured 1.750% Senior Notes due 2025 at a price to the public of 99.721% of their face value with U.S. Bank National Association as trustee. Interest on the 1.750% Senior Notes due 2025 is payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2022, and is computed on the basis of a 360-day year. Simultaneously, on January 6, 2022, the Company issued $500,000 aggregate principal amount of unsecured 2.750% Senior Notes due 2032 at a price to the public of 98.810% of their face value with U.S. Bank National Association as trustee. Interest on the 2.750% Senior Notes due 2032 is payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2022, and is computed on the basis of a 360-day year.
Contractual and Other Obligations
The following table summarizes our material cash requirements at December 31, 2021 that we expect to be paid in cash. The table does not include amounts that are contingent on events or other factors that are uncertain or unknown at this time, including legal contingencies and uncertain tax positions. The amounts presented are based on various estimates and actual results may vary from the amounts presented.

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Credit facilities	$2,421,560	$—	$618,050	$362,375	$1,441,135
Operating leases	1,123,699	302,748	439,426	209,611	171,914
Total material cash requirements	$3,545,259	$302,748	$1,057,476	$571,986	$1,613,049
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
Additionally, the Company guarantees the borrowings of certain independently owned automotive parts stores (independents) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (affiliates). The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantee. At December 31, 2021, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $917.5 million. These loans generally mature over periods from one to six years. Our amount of commitment expiring in 2022 is approximately $304.6 million. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
Share Repurchases
In 2021, the Company repurchased approximately 2.6 million shares of its common stock and the Company had remaining authority to purchase approximately 11.9 million shares of its common stock at December 31, 2021. There were no other repurchase plans announced as of December 31, 2021.

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
Allowance for Doubtful Accounts — Methodology
The Company evaluates the collectability of trade accounts receivable based on a combination of factors. The Company estimates an allowance for doubtful accounts as a percentage of net sales based on various factors, including historical experience, current economic conditions and expected future credit losses and collectability trends. The Company periodically adjusts this estimate when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2021, 2020 and 2019, the Company recorded provisions for doubtful accounts of approximately $17.7 million, $23.6 million, and $13.9 million, respectively.
Consideration Received from Vendors
The Company may enter into agreements at the beginning of each year with many of its vendors that provide for inventory purchase incentives. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of these incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes the Company will continue to receive consideration from vendors in 2022 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future or that we will be able to achieve the specified volumes necessary to take advantage of such incentives.
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

Employee Benefit Plans
The Company’s benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of the Company’s pension plan assets. The plans in Europe are unfunded and therefore there are no plan assets. The pension plan investment strategy implemented by the Company’s management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in the U.S. and Canada, as well as fiduciary standards. The long-term primary objectives for the pension plan funds are to provide for a reasonable amount of long-term growth of capital without undue exposure to risk, protect the assets from erosion of purchasing power and provide investment results that meet or exceed the pension plans’ actuarially assumed long-term rates of return. The Company’s investment strategy with respect to pension plan assets is to generate a return in excess of the passive portfolio benchmark (38% U.S. Large-cap stocks, 9% U.S. Mid-cap stocks, 10% International stocks, 3% Emerging Market stocks and 40% Barclays U.S. Gov/Credit Index).
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
Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2022 pension income is 6.34% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.
The discount rate is chosen as the rate at which pension obligations could be effectively settled and is based on capital market conditions as of the measurement date. We have matched the timing and duration of the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed income debt instruments to select our discount rate. Based upon this cash flow matching analysis, we selected a weighted average discount rate for the plans of 3.04% at December 31, 2021.
Our pension income for 2021 is determined at the December 31, 2020 measurement date. A 25 basis point increase in discount rate would result in an approximate $73 million decrease on our projected benefit obligation. A 25 basis point decrease in discount rate would result in approximate $77 million increase on our projected benefit obligation. A 25 basis point change in discount rate would have an approximate $1.2 million impact on our pension income. A 25 basis point change in expected return on asset would have an approximate $5.7 million impact on our pension income. These sensitivities reflect the effect of changing one assumption at a time and assume no changes to the design of the pension plans.
Effective December 31, 2013, our defined benefit pension plans were amended to freeze benefit plan accruals for participants and provide for immediate vesting of accrued benefits. Net periodic benefit income for our defined benefit pension plans was $19.3 million, $18.0 million, and $16.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The income associated with the pension plans in 2021, 2020 and 2019 reflects the impact of the freeze. Refer to the employee benefit plans footnote of the Notes to Consolidated Financial Statements for more information regarding employee benefit plans.
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
Foreign Currency
The Company incurs translation gains or losses resulting from the translation of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. For the periods presented, the Company’s principal foreign currency exchange exposures are the Euro, the functional currency of our European operations; the Canadian dollar, the functional currency of our Canadian operations; and the Australian dollar, the functional currency of our Australasian operations. We monitor our foreign currency exposures and from time to time, we enter into currency forward contracts to manage our exposure to currency fluctuations. Foreign currency exchange exposure, particularly in regard to the Australian and Canadian dollar, and to a lesser extent the Euro, positively impacted our results for the year ended December 31, 2021. Foreign currency exchange exposure, particularly in regard to the Euro positively impacted our results for the year ended December 31, 2020. This positive impact was mostly offset by the negative impact from the Canadian and Australian dollar for the full year ended December 31, 2020.
During 2021 and 2020, it was estimated that a 10% shift in exchange rates between those foreign functional currencies and the U.S. dollar would have impacted translated net sales by approximately $683 million and $549 million, respectively. A 15% shift in exchange rates between those functional currencies and the U.S. dollar would have impacted translated net sales by approximately $1.0 billion in 2021 and $824 million in 2020. A 20% shift in exchange rates between those functional currencies and the U.S. dollar would have impacted translated net sales by approximately $1.4 billion in 2021 and $1.1 billion in 2020.
Interest Rates
The Company is subject to interest rate volatility with regard to existing and future issuances of debt. We monitor our mix of fixed-rate and variable-rate debt as well as our mix of short-term debt and long-term debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. As of December 31, 2021, we primarily had fixed-rate debt. Based on the Company's variable-rate debt and derivative instruments outstanding as of December 31, 2021 and 2020, we estimate that a 100 basis point increase in interest rates would have an immaterial impact in 2021 and would have increased interest expense by $1.1 million in 2020. However, this increase in interest expense would have been partially offset by the increases in interest income related to higher interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genuine Parts Company and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Genuine Parts Company and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.
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

Valuation of Goodwill
Description of the Matter
As of December 31, 2021, the Company’s goodwill was $1,915,307,000. As disclosed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. For a reporting unit in which the Company concludes, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount (or if the Company elects to skip the optional qualitative assessment), the Company is required to perform a quantitative impairment test, which includes measuring the fair value of the reporting unit and comparing it to the reporting unit’s carrying amount.

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

To test the estimated fair value of a reporting unit where the quantitative impairment test was performed, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. For example, we compared the significant assumptions of a reporting unit to current industry, market and economic trends, to the Company's historical results and those of other guideline companies in the same industry, and to other relevant factors. We involved our valuation specialists to assist in our evaluation of the Company's valuation methodology and significant assumptions. In addition, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of a reporting unit that would result from changes in the assumptions.

Loss Contingencies Related to Product Liabilities
Description of the Matter
As disclosed in Notes 1 and 15 to the consolidated financial statements, the Company is subject to pending product liability lawsuits primarily resulting from its national distribution of automotive parts and supplies. The Company accrues for loss contingencies related to product liabilities if it is probable that the Company will incur a loss and the loss can be reasonably estimated. The amount accrued for product liabilities as of December 31, 2021 was $180,746,000.

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

To test the estimated loss contingencies related to product liabilities, our audit procedures included, among others, assessing the methodology used, testing the significant assumptions, including testing the completeness and accuracy of the underlying data, and comparing significant assumptions to historical claims as well as external data. We evaluated the legal letters obtained from internal and external legal counsel, held discussions with legal counsel, and performed a search for new or contrary evidence affecting the estimate. We involved our actuarial specialists to assist in our evaluation of the methodology and assumptions used by management and to independently develop a range of estimated product liabilities using the Company’s historical data as well as other information available for similar cases. We compared the Company's estimated loss contingencies related to product liabilities to the range developed by our actuarial specialists. We also assessed the adequacy of the Company’s disclosures, included in Notes 1 and 15 to the consolidated financial statements, in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1948.

Atlanta, Georgia
February 17, 2022

Genuine Parts Company and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data and per Share Amounts)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$714,701	$990,166
Trade accounts receivable, net	1,797,955	1,556,966
Merchandise inventories, net	3,889,919	3,506,271
Prepaid expenses and other current assets	1,353,847	1,060,360
Total current assets	7,756,422	7,113,763
Goodwill	1,915,307	1,917,477
Other intangible assets, net	1,406,401	1,498,257
Deferred tax assets	829	65,658
Operating lease assets	1,053,689	1,038,877
Other assets	985,055	644,140
Property, plant and equipment, net	1,234,399	1,162,043
Total assets	$14,352,102	$13,440,215

Liabilities and equity
Current liabilities:
Trade accounts payable	$4,804,939	$4,128,084
Current portion of debt	—	160,531
Other current liabilities	1,660,768	1,491,426
Dividends payable	115,876	114,043
Total current liabilities	6,581,583	5,894,084
Long-term debt	2,409,363	2,516,614
Operating lease liabilities	789,175	789,294
Pension and other post-retirement benefit liabilities	265,134	265,687
Deferred tax liabilities	280,778	212,910
Other long-term liabilities	522,779	543,623
Equity:
Preferred stock, par value $1 per share — authorized 10,000,000 shares; none issued	—	—
Common stock, par value $1 per share - authorized 450,000,000 shares; issued and outstanding - 2021 - 142,180,683 shares and 2020 - 144,354,335 shares	142,181	144,354
Additional paid-in capital	119,975	117,165
Accumulated other comprehensive loss	(857,739)	(1,036,502)
Retained earnings	4,086,325	3,979,779
Total parent equity	3,490,742	3,204,796
Noncontrolling interests in subsidiaries	12,548	13,207
Total equity	3,503,290	3,218,003
Total liabilities and equity	$14,352,102	$13,440,215
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except per Share Amounts)

	Year Ended December 31,
	2021	2020	2019
Net sales	$18,870,510	$16,537,433	$17,522,234
Cost of goods sold	12,236,374	10,882,592	11,662,551
Gross profit	6,634,136	5,654,841	5,859,683
Operating expenses:
Selling, administrative and other expenses	5,162,506	4,386,739	4,577,610
Depreciation and amortization	290,971	272,842	257,263
Provision for doubtful accounts	17,739	23,577	13,876
Restructuring costs	—	50,019	100,023
Goodwill impairment charge	—	506,721	—
Total operating expenses	5,471,216	5,239,898	4,948,772
Non-operating (income) expenses:
Interest expense, net	62,150	91,048	91,405
Other	(99,576)	(55,473)	(82,534)
Special termination costs	—	—	42,757
Total non-operating (income) expenses	(37,426)	35,575	51,628
Income before income taxes	1,200,346	379,368	859,283
Income taxes	301,556	215,973	212,808
Net income from continuing operations	898,790	163,395	646,475
Net loss from discontinued operations	—	(192,497)	(25,390)
Net income (loss)	$898,790	$(29,102)	$621,085
Basic earnings (loss) per share:
Continuing operations	$6.27	$1.13	$4.44
Discontinued operations	—	(1.33)	(0.18)
Basic earnings (loss) per share	$6.27	$(0.20)	$4.26
Diluted earnings (loss) per share:
Continuing operations	$6.23	$1.13	$4.42
Discontinued operations	—	(1.33)	(0.18)
Diluted earnings (loss) per share	$6.23	$(0.20)	$4.24
Weighted average common shares outstanding	143,435	144,474	145,736
Dilutive effect of stock options and non-vested restricted stock awards	786	641	681
Weighted average common shares outstanding — assuming dilution	144,221	145,115	146,417
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands, Except per Share Amounts)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$898,790	$(29,102)	$621,085
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(65,843)	102,595	67,902
Cash flow hedge adjustments, net of income taxes in 2021 — $5,535, 2020 — $3,453, and 2019 — $5,932	14,965	(9,336)	(16,039)
Pension and postretirement benefit adjustments, net of income taxes of 2021 — $84,650, 2020 — $4,639, and 2019 — $5,036	229,641	11,547	44,433
Other comprehensive income, net of tax	178,763	104,806	96,296
Comprehensive income	$1,077,553	$75,704	$717,381
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Equity
(In Thousands, Except Share Data and per Share Amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non- controlling Interests in Subsidiaries	Total Equity
	Shares	Amount
Balance at January 1, 2019	145,936,613	$145,937	$78,380	$(1,115,078)	$4,341,212	$3,450,451	$21,540	$3,471,991
Net income	—	—	—	—	621,085	621,085	—	621,085
Other comprehensive loss, net of tax	—	—	—	96,296	—	96,296	—	96,296
Cash dividends declared, $3.05 per share	—	—	—	—	(444,372)	(444,372)	—	(444,372)
Share-based awards exercised, including tax benefit of $4,920	240,568	240	(11,653)	—	—	(11,413)	—	(11,413)
Share-based compensation	—	—	32,050	—	—	32,050	—	32,050
Purchase of stock	(799,023)	(799)	—	—	(73,388)	(74,187)	—	(74,187)
Cumulative effect from adoption of ASU No. 2018-02	—	—	—	(122,526)	122,526	—	—	—
Cumulative effect from adoption of ASU No. 2016-02, net of tax	—	—	—	—	4,797	4,797	—	4,797
Noncontrolling interest activities	—	—	—	—	—	—	(747)	(747)
Balance at December 31, 2019	145,378,158	145,378	98,777	(1,141,308)	4,571,860	3,674,707	20,793	3,695,500
Net loss	—	—	—	—	(29,102)	(29,102)	—	(29,102)
Other comprehensive income, net of tax	—	—	—	104,806	—	104,806	—	104,806
Cash dividends declared, $3.16 per share	—	—	—	—	(456,469)	(456,469)	—	(456,469)
Share-based awards exercised, including tax benefit of $677	112,621	113	(4,233)	—	—	(4,120)	—	(4,120)
Share-based compensation	—	—	22,621	—	—	22,621	—	22,621
Purchase of stock	(1,136,444)	(1,137)	—	—	(95,078)	(96,215)	—	(96,215)
Cumulative effect from adoption of ASU 2016-13, net of tax	—	—	—	—	(11,432)	(11,432)	—	(11,432)
Noncontrolling interest activities	—	—	—	—	—	—	(7,586)	(7,586)
Balance at December 31, 2020	144,354,335	144,354	117,165	(1,036,502)	3,979,779	3,204,796	13,207	3,218,003
Net income	—	—	—	—	898,790	898,790	—	898,790
Other comprehensive income, net of tax	—	—	—	178,763	—	178,763	—	178,763
Cash dividend declared, $3.26 per share	—	—	—	—	(467,482)	(467,482)	—	(467,482)
Share-based awards exercised, including tax benefit of $7,076	440,667	441	(22,787)	—	—	(22,346)	—	(22,346)
Share-based compensation	—	—	25,597	—	—	25,597	—	25,597
Purchase of stock	(2,614,319)	(2,614)	—	—	(330,985)	(333,599)	—	(333,599)
Cumulative effect from adoption of ASU 2019-12	—	—	—	—	6,223	6,223	—	6,223
Noncontrolling interest activities	—	—	—	—	—	—	(659)	(659)
Balance at December 31, 2021	142,180,683	$142,181	$119,975	$(857,739)	$4,086,325	$3,490,742	$12,548	$3,503,290
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31
	2021	2020	2019
Operating activities:
Net income (loss)	$898,790	$(29,102)	$621,085
Net loss from discontinued operations	—	(192,497)	(25,390)
Net income from continuing operations	898,790	163,395	646,475
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	290,971	272,842	257,263
Excess tax benefit from share-based compensation	(7,076)	(677)	(4,920)
Deferred income taxes	31,676	(27,722)	(55,939)
Share-based compensation	25,597	22,621	28,703
Loss on software disposal	61,063	—	—
Realized currency and other divestiture losses	—	11,356	34,701
Gain on equity investments	(10,229)	—	(38,663)
Goodwill impairment charge	—	506,721	—
Other operating activities	(21,183)	12,569	(17,589)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(258,994)	957,514	(134,163)
Merchandise inventories, net	(329,237)	58,462	(54,765)
Trade accounts payable	777,318	89,350	82,739
Other short-term assets and liabilities	(148,089)	(109,812)	11,740
Other long-term assets and liabilities	(52,322)	57,903	76,937
Net cash provided by operating activities from continuing operations	1,258,285	2,014,522	832,519
Investing activities:
Purchases of property, plant and equipment	(266,136)	(153,502)	(277,873)
Proceeds from sale of property, plant and equipment	26,549	18,064	24,387
Proceeds from divestitures of businesses	17,738	387,379	434,609
Acquisitions of businesses and other investing activities	(284,315)	(69,173)	(724,718)
Net cash (used in) provided by investing activities from continuing operations	(506,164)	182,768	(543,595)
Financing activities:
Proceeds from debt	892,694	2,638,014	5,037,168
Payments on debt	(1,053,423)	(3,533,017)	(4,897,769)
Share-based awards exercised	(22,346)	(4,120)	(11,413)
Dividends paid	(465,649)	(453,277)	(438,890)
Purchase of stock	(333,599)	(96,215)	(74,187)
Other financing activities	(7,209)	(65,150)	(871)
Net cash used in financing activities from continuing operations	(989,532)	(1,513,765)	(385,962)
Cash flows from discontinued operations:
Net cash flows provided by operating activities from discontinued operations	—	5,039	59,491
Net cash used in investing activities from discontinued operations	—	(11,131)	(19,611)
Net cash provided by financing activities from discontinued operations	—	—	—
Net cash (used in) provided by discontinued operations	—	(6,092)	39,880
Effect of exchange rate changes on cash and cash equivalents	(38,054)	35,741	603
Net (decrease) increase in cash and cash equivalents	(275,465)	713,174	(56,555)
Cash and cash equivalents at beginning of year	990,166	276,992	333,547
Cash and cash equivalents at end of year	$714,701	$990,166	$276,992

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$305,326	$223,019	$303,736
Interest	$65,732	$91,344	$95,281
See accompanying notes.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except per share data)

1. Summary of Significant Accounting Policies
Business
Genuine Parts Company (the "Company") is a distributor of automotive replacement parts and industrial parts and materials. The Company serves a diverse customer base through a network of more than 10,300 locations throughout North America, Australasia, and Europe and, therefore, has limited exposure from credit losses to any particular customer, region, or industry segment. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.
The COVID-19 pandemic continues to impact various aspects of our business, and the long-term impact to our business remains unknown. The extent to which the COVID-19 pandemic impacts the Company will depend on numerous factors and future developments that we cannot predict, including partial or complete shut downs, travel restrictions, and stay-at-home orders, impacts on our supply chain and our ability to keep operating locations open.
The Company has reclassified certain prior period amounts to conform to the current period presentation.
The Company has evaluated subsequent events through the date the financial statements were issued.
On June 30, 2020, the Company completed the divestiture of its Business Products Group. Refer to the acquisitions, divestitures and discontinued operations footnote for more information. The Company's results of operations for the Business Products Group are reported as discontinued operations and all information related to the discontinued operations has been excluded from the Notes to the Consolidated Financial Statements for all periods presented. Net loss from discontinued operations for each period includes all costs that are directly attributable to these businesses and excludes certain corporate overhead costs that were previously allocated.
Principles of Consolidation
The consolidated financial statements include all of the accounts of the Company. The net income attributable to noncontrolling interests is not material to the Company’s consolidated net income. Intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates and the differences could be material. If the pandemic persists or worsens, the estimates and assumptions management made as of December 31, 2021 could change, and it is reasonably possible such changes could be significant.
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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

Product Distribution Revenues
The Company generates revenue primarily by distributing products through wholesale and retail channels. For wholesale customers, revenue is recognized when title and control of the goods has passed to the wholesale customer. Retail revenue is recognized at the point of sale when the goods are transferred to customers and consideration is received. Shipping and handling activities are performed prior to the customer obtaining control of the products. Costs associated with shipping and handling are considered costs to fulfill a contract and are included in selling, administrative and other expenses in the period they are incurred.
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
Trade Accounts Receivable and the Allowance for Doubtful Accounts
The Company evaluates the collectability of trade accounts receivable based on a combination of factors. The Company estimates an allowance for doubtful accounts as a percentage of net sales based on various factors, including historical experience, current economic conditions and future expected credit losses and collectability trends. The Company will periodically adjust this estimate when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2021, 2020, and 2019, the Company recorded provisions for doubtful accounts of approximately $17,739, $23,577, and $13,876, respectively. At December 31, 2021 and 2020, the allowance for doubtful accounts was approximately $44,425 and $36,622, respectively.
Merchandise Inventories, Including Consideration Received From Vendors
Merchandise inventories are valued at the lower of cost or net realizable value. Cost is determined by the last-in, first-out ("LIFO") method for a majority of U.S. automotive and industrial parts, and generally by the weighted average method for non-U.S. and certain other inventories. If the FIFO method had been used in place of LIFO, cost would have been approximately $628,000 and $524,400 higher than reported at December 31, 2021 and 2020, respectively. During 2021 and 2020, reductions in certain industrial parts inventories resulted in liquidations of LIFO inventory layers, which reduced cost of goods sold by approximately $400 and $15,500, respectively.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

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
The Company enters into agreements at the beginning of each year with many of its vendors that provide for inventory purchase incentives. Generally, the Company earns inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. The Company accrues for the receipt of these incentives as part of its inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes the Company will continue to receive consideration from vendors in 2022 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future.
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
To review goodwill at a reporting unit for impairment, the Company generally elects to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Qualitative factors include adverse macroeconomic, industry or market conditions, cost factors, or financial performance. If the Company elects not to perform a qualitative assessment or concludes from its assessment of qualitative factors that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company must perform a quantitative test to evaluate goodwill impairment.
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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

Long-Lived Assets Other Than Goodwill
The Company assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. Impairment losses, if any, are measured based upon the difference between the carrying amount and the fair value of the assets. For the year ended December 31, 2021, the Company recognized a loss of $61,063 related to the disposal of an internally developed software project (refer to the property, plant and equipment footnote for more information). For the year ended December 31, 2020, the Company recognized long-lived asset impairments of $6,243 related to certain assets abandoned in connection with the 2019 Cost Savings Plan (refer to the restructuring footnote for more information).
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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

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
•Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions
At December 31, 2021 and 2020, the fair value of the Company's senior unsecured notes was approximately $2,457,497 and $2,680,545, respectively, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.
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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

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
Shipping and Handling Costs
Shipping and handling costs are classified as selling, administrative and other expenses in the accompanying consolidated statements of income and totaled approximately $350,369, $301,900, and $303,900, for the years ended December 31, 2021, 2020, and 2019, respectively.
Advertising Costs
Advertising costs are expensed as incurred and totaled $211,169, $193,900, and $201,600 in the years ended December 31, 2021, 2020, and 2019, respectively.
Accounting for Legal Costs
The Company’s legal costs expected to be incurred in connection with loss contingencies are expensed as such costs are incurred.
Share-Based Compensation
The Company maintains various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of the Company’s common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of the Company’s common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to three years and are expensed accordingly on a straight-line basis. Forfeitures are accounted for as they occur. The Company issues new shares upon exercise or conversion of awards under these plans.
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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

The Company recognizes a tax benefit from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.
Net Income from Continuing Operations per Common Share
Basic net income from continuing operations per common share is computed by dividing net income from continuing operations by the weighted average number of common shares outstanding during the year. The computation of diluted net income from continuing operations per common share includes the dilutive effect of stock options, stock appreciation rights and nonvested restricted stock awards options. Options to purchase approximately 186, 1,602, and 210 shares of common stock ranging from $72 - $135 per share were outstanding at December 31, 2021, 2020, and 2019, respectively. These options were excluded from the computation of diluted net income from continuing operations per common share because the options’ exercise prices were greater than the average market prices of common stock in each respective year.
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
Income Taxes (Topic 740)
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The updated accounting guidance removes certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. The Company adopted ASU 2019-12 as of January 1, 2021, and recognized a cumulative-effect adjustment to increase opening retained earnings by $6,223.
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
2. Segment Data
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
December 31, 2021

The Company’s industrial segment distributes a wide variety of industrial bearings, mechanical and fluid power transmission equipment, including hydraulic and pneumatic products, material handling components and related parts and supplies.
Inter-segment sales are not significant. Segment profit for each industry segment is calculated as net sales less operating expenses excluding general corporate expenses, interest expense, equity in income from investees, intangible asset amortization, income attributable to noncontrolling interests and other unallocated amounts that are driven by corporate initiatives. Approximately $437,874 and $245,373 of income before income taxes were generated in jurisdictions outside the U.S. for the years ended December 31, 2021, and 2019, respectively. Approximately $327,226 of loss before income taxes was generated in jurisdictions outside the U.S. for the year ended December 31, 2020. Net sales and net property, plant and equipment by country relate directly to the Company’s operations in the respective country. Corporate assets are principally cash and cash equivalents and headquarters’ facilities and equipment.
The following table presents a summary of the Company's reportable segment financial information from continuing operations:

	2021	2020	2019
Net sales:
Automotive	$12,544,131	$10,860,695	$10,993,902
Industrial	6,326,379	5,676,738	6,528,332
Total net sales	$18,870,510	$16,537,433	$17,522,234
Segment profit:
Automotive	$1,073,427	$867,743	$831,951
Industrial	595,232	481,854	521,830
Total segment profit	$1,668,659	$1,349,597	$1,353,781
Interest expense, net	(62,150)	(91,048)	(91,405)
Corporate expense	(174,842)	(149,754)	(140,815)
Intangible asset amortization	(103,273)	(94,962)	(92,206)
Other unallocated costs	(128,048)	(634,465)	(170,072)
Income before income taxes from continuing operations	$1,200,346	$379,368	$859,283
 The following table presents a summary of the other unallocated costs:

	2021	2020	2019
Other unallocated costs:
Loss on software disposal (1)	$(61,063)	$—	$—
Product liability damages award (2)	(77,421)	—	—
Goodwill impairment charge (3)	—	(506,721)	—
Restructuring and special termination costs (4)	—	(50,019)	(142,780)
Realized currency and other divestiture losses (5)	—	(11,356)	(34,701)
Gain on insurance proceeds related to SPR fire (6)	3,862	13,448	—
Gain on equity investments (7)	10,229	—	38,663
Inventory adjustment (8)	—	(40,000)	—
Transaction and other costs (9)	(3,655)	(39,817)	(31,254)
Total other unallocated costs	$(128,048)	$(634,465)	$(170,072)
(1)Adjustment reflects a loss on an internally developed software project that was disposed of due to a change in management strategy related to advances in alternative technologies. Refer to the property, plant and equipment footnote to the consolidated financial statements for more information.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

(2)Adjustment reflects damages reinstated by the Washington Supreme Court order on July 8, 2021 in connection with a 2017 automotive product liability claim. Refer to the commitments and contingencies footnote to the consolidated financial statements for more information.
(3)Adjustment reflects a goodwill impairment charge related to our European reporting unit.
(4)Adjustment reflects restructuring and special termination costs related to the 2019 Cost Savings Plan. The costs are primarily associated with severance and other employee costs, including a voluntary retirement program, and facility and closure costs related to the consolidation of operations.
(5)Adjustment reflects realized currency losses related to divestitures.
(6)Adjustment reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs related to the S.P. Richards Headquarters and Distribution Center.
(7)Adjustment relates to gains recognized upon remeasurement of certain equity investments to fair value upon acquiring the remaining equity of those entities.
(8)Adjustment reflects a $40 million increase to cost of goods sold due to the correction of an immaterial error related to the accounting in prior years for consideration received from vendors.
(9)Adjustment for 2021 include transaction and other costs related to acquisitions. For 2020, adjustment includes a $17 million loss on investment, $10 million of incremental costs associated with COVID-19 and costs associated with certain divestitures. COVID-19 related costs include incremental costs incurred relating to fees to cancel marketing events and increased cleaning and sanitization materials, among other things. For 2019, adjustment reflects transaction and other costs related to acquisitions and divestitures.

	2021	2020	2019
Assets:
Automotive	$8,981,913	$8,258,334	$7,376,408
Industrial	1,909,053	1,511,520	1,993,457
Corporate	139,428	254,627	527,126
Goodwill and other intangible assets	3,321,708	3,415,734	3,785,616
Discontinued operations	—	—	963,022
Total assets	$14,352,102	$13,440,215	$14,645,629

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

Depreciation and amortization:
Automotive	$143,052	$120,932	$122,905
Industrial	24,100	16,315	17,577
Corporate	20,546	40,633	24,575
Intangible asset amortization	103,273	94,962	92,206
Total depreciation and amortization	$290,971	$272,842	$257,263
Capital expenditures:
Automotive	$198,268	$133,523	$227,420
Industrial	35,626	19,287	39,003
Corporate	32,242	692	11,450
Total capital expenditures	$266,136	$153,502	$277,873
Net sales:
United States	$12,136,689	$10,863,348	$12,226,381
Europe	2,908,156	2,408,913	2,223,498
Canada	1,779,663	1,526,202	1,614,659
Australasia	2,002,188	1,691,190	1,369,361
Mexico	43,814	47,780	88,335
Total net sales	$18,870,510	$16,537,433	$17,522,234
Net property, plant and equipment:
United States	$750,267	$728,802	$763,746
Europe	179,001	164,268	153,357
Canada	102,484	102,409	103,320
Australasia	201,971	165,596	147,457
Mexico	676	968	5,808
Total net property, plant and equipment	$1,234,399	$1,162,043	$1,173,688
Net sales are disaggregated by geographical region for each of the Company’s reportable segments, as the Company deems this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	2021	2020	2019
North America:
Automotive	$8,103,896	$7,177,543	$7,613,047
Industrial	5,856,270	5,259,787	6,316,328
Total North America	$13,960,166	$12,437,330	$13,929,375
Australasia:
Automotive	$1,532,079	$1,274,239	$1,157,357
Industrial	470,109	416,951	212,004
Total Australasia	$2,002,188	$1,691,190	$1,369,361
Europe - Automotive	$2,908,156	$2,408,913	$2,223,498
Total net sales	$18,870,510	$16,537,433	$17,522,234

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

3. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the years ended December 31, 2021 and 2020 by reportable segment, as well as other identifiable intangible assets, are summarized as follows:

	Goodwill
	Automotive	Industrial	Total	Other Intangible Assets, Net
Balance as of January 1, 2020	$1,897,495	$396,024	$2,293,519	$1,492,097
Additions	15,061	5,261	20,322	21,890
Amortization	—	—	—	(94,962)
Impairments	(506,721)	—	(506,721)	—
Foreign currency translation	99,688	10,669	110,357	79,232
Balance as of December 31, 2020	1,505,523	411,954	1,917,477	1,498,257
Additions	85,182	2,701	87,883	72,189
Amortization	—	—	—	(103,273)
Foreign currency translation	(83,243)	(6,810)	(90,053)	(60,772)
Balance as of December 31, 2021	$1,507,462	$407,845	$1,915,307	$1,406,401
2021 Goodwill Impairment Assessments
The Company completed its annual quantitative and qualitative goodwill assessments as of October 1, 2021. Under the quantitative assessment, fair value was calculated using a combination of both income and market approaches, which involved significant unobservable inputs (Level 3 inputs), and compared to carrying value. The assumptions used in the income approach include projected revenue growth rates, operating margins, the estimated weighted average cost of capital and terminal value. The assumptions used in the market approach include benchmark company market multiples. The Company used inputs and assumptions it believed are consistent with those a hypothetical marketplace participant would use. Under the Company's qualitative assessments, which included reviewing historical revenue and operating profit growth trends, the Company has determined that it is not more likely than not that the goodwill is impaired for all reporting units.
No goodwill impairments were recognized during 2021. Should actual results differ from certain key assumptions used in the interim or annual impairment tests, including revenue and operating margin growth rates, which are both impacted by economic conditions, or should other key impairment testing assumptions change in subsequent periods, there can be no assurance that goodwill at one or more reporting units may not be impaired.
2020 Goodwill Impairment Assessments
Due to several factors that coalesced in the second quarter of 2020 the Company performed an interim impairment test as of May 31, 2020 for its European reporting unit and recorded a goodwill impairment charge of $506,721. The factors primarily resulted from the ongoing market volatility and uncertainty caused by the COVID-19 pandemic, which extended into the second quarter and impacted several critical impairment testing assumptions including weighted average cost of capital and market multiples, and near-term revenue and operating margin projections for the reporting unit. During the second quarter of 2020, the Company also assessed the finite-lived, identifiable tangible and intangible assets at the European reporting unit for impairment under the undiscounted cash flows approach and concluded there was no impairment.
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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

Other Intangible Assets
The gross carrying amounts and accumulated amortization relating to other intangible assets at December 31, 2021 and 2020 are as follows:

	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,590,733	$(464,198)	$1,126,535	$1,578,153	$(388,120)	$1,190,033
Trademarks	337,802	(58,073)	279,729	358,253	(50,227)	308,026
Non-competition agreements	5,430	(5,293)	137	5,719	(5,521)	198
	$1,933,965	$(527,564)	$1,406,401	$1,942,125	$(443,868)	$1,498,257
Amortization expense for other intangible assets totaled $103,273, $94,962, and $92,206 for the years ended December 31, 2021, 2020, and 2019, respectively. Estimated other intangible assets amortization expense for the succeeding five years is as follows:

2022	$99,280
2023	98,649
2024	97,900
2025	97,580
2026	96,707
$490,116
4. Property, Plant and Equipment
Property, plant and equipment as of December 31, 2021 and December 31, 2020, consisted of the following:

	2021	2020
Land	$126,513	$131,117
Buildings and leasehold improvements	873,912	899,723
Machinery, equipment and other	1,573,680	1,529,298
Property, plant and equipment, at cost	2,574,105	2,560,138
Less: accumulated depreciation	1,339,706	1,398,095
Property, plant and equipment, net	$1,234,399	$1,162,043
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
5. Accounts Receivable Sales Agreement
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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

The SPE transferred ownership and control of certain receivables that met certain qualifying conditions to the unaffiliated financial institution in exchange for cash. The Company accounts for transactions with the unaffiliated financial institution as sales of financial assets, with the associated receivables derecognized from the Company's consolidated balance sheet. The remaining receivables held by the SPE were pledged to secure the collectability of the sold receivables. The amount of receivables pledged as collateral as of December 31, 2021 and December 31, 2020 is approximately $973,000 and $771,000, respectively.
The Company continues to be involved with the receivables transferred by the SPE to the unaffiliated financial institution by providing collection services. As cash is collected on sold receivables, the SPE continuously transfers ownership and control of new qualifying receivables to the unaffiliated financial institution so that the total principal amount outstanding of receivables sold is approximately $800,000 at any point in time (which is the maximum amount allowed under the agreement). The future amount of receivables outstanding as sold could decrease, based on the level of activity and other factors. Total principal amount outstanding of receivables sold is approximately $800,000 as of December 31, 2021 and December 31, 2020, respectively.
The following table summarizes the activity and amounts outstanding under the A/R Sales Agreement as of period end:

	December 31, 2021	December 31, 2020
Receivables sold to the financial institution and derecognized	$7,520,474	$3,928,024
Cash collected on sold receivables	$7,520,465	$3,128,023
Upon entry into the A/R Sales Agreement, the Company received an initial benefit from cash from operations of approximately $800,000 in the year ended December 31, 2020. Continuous cash activity related to the A/R Sales Agreement is reflected in cash from operating activities in the consolidated statement of cash flows. The SPE incurs fees due to the unaffiliated financial institution related to the accounts receivable sales transactions. Those fees, which are immaterial, are recorded within other non-operating expense (income) in the consolidated statements of income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institution any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of December 31, 2021 and December 31, 2020 is not material. The servicing liability related to the Company's collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.
Refer to the subsequent event footnote for information regarding the January 3, 2022 A/R Sales Agreement amendment.
6. Debt
The principal amounts of the Company’s borrowings subject to variable rates (after consideration of hedging arrangements) totaled approximately $840 and $114,002 at December 31, 2021 and 2020, respectively. The weighted average interest rate on the Company’s outstanding borrowings was approximately 2.35% and 2.65% at December 31, 2021 and 2020, respectively.
Certain borrowings require the Company to comply with a financial covenant with respect to a maximum debt to EBITDA ratio. At December 31, 2021, the Company was in compliance with all such covenants. Due to the workers’ compensation and insurance reserve requirements in certain states, the Company also had unused letters of credit of approximately $72,787 and $69,899 outstanding at December 31, 2021 and 2020, respectively.
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
Refer to the subsequent event footnote for information regarding the January 6, 2022 Senior Note Offering.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

Amounts outstanding under the Company’s credit facilities, net of debt issuance costs consist of the following:

	December 31, 2021	December 31, 2020
Unsecured Revolving Credit Facility, $1,500,000, LIBOR plus 1.13% variable, due September 30, 2026	$—	$—
October 27, 2020, Senior Unsecured Notes, $500,000, 1.875% fixed, due November 1, 2030	500,000	500,000
July 29, 2016, Series G Senior Unsecured Notes, $50,000, 2.64% fixed, due July 29, 2021	—	50,000
December 2, 2013, Series F Senior Unsecured Notes, $250,000, 3.24% fixed, due December 2, 2023	250,000	250,000
June 30, 2019, Series A Senior Unsecured Notes, A$155,000, 3.10% fixed, due June 30, 2024	112,375	119,133
October 30, 2017, Series J Senior Unsecured Notes, €225,000, 1.40% fixed, due October 30, 2024	254,835	276,773
June 30, 2019, Series B Senior Unsecured Notes, A$155,000, 3.43% fixed, due June 30, 2026	112,375	119,133
November 30, 2016, Series H Senior Unsecured Notes, $250,000, 3.24% fixed, due November 30, 2026	250,000	250,000
October 30, 2017, Series K Senior Unsecured Notes, €250,000, 1.81% fixed, due October 30, 2027	283,150	307,525
October 30, 2017, Series I Senior Unsecured Notes, $120,000, 3.70% fixed, due October 30, 2027	120,000	120,000
May 31, 2019, Series A Senior Unsecured Notes, €50,000, 1.55% fixed, due May 31, 2029	56,630	61,505
October 30, 2017, Series L Senior Unsecured Notes, €125,000, 2.02% fixed, due October 30, 2029	141,575	153,762
May 31, 2019, Series B Senior Unsecured Notes, €100,000, 1.74% fixed, due May 31, 2031	113,260	123,010
October 30, 2017, Series M Senior Unsecured Notes, €100,000, 2.32% fixed, due October 30, 2032	113,260	123,010
May 31, 2019, Series C Senior Unsecured Notes, €100,000, 1.95% fixed, due May 31, 2034	113,260	123,010
Other unsecured debt	840	114,002
Total unsecured debt	2,421,560	2,690,863
Unamortized debt issuance costs	(8,041)	(9,136)
Unamortized discounts	(4,156)	(4,582)
Total debt	2,409,363	2,677,145
Less debt due within one year	—	160,531
Long-term debt, excluding current portion	$2,409,363	$2,516,614
Approximate maturities under the Company’s credit facilities are as follows:

2022	$—
2023	250,840
2024	367,210
2025	—
2026	362,375
Thereafter	1,441,135
$2,421,560

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

7. Derivatives and Hedging
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
Cash Flow Hedges
In 2020, the Company terminated its interest rate swaps and settled the outstanding balances through cash payments totaling $41,000. The remaining amount in Accumulated Other Comprehensive Loss ("AOCL") is being amortized to interest expense on a straight-line basis over the remaining life of the previously hedged instrument.
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
The following table summarizes the location and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships:

		December 31, 2021		December 31, 2020
Instrument	Balance sheet location	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$925,810	$73,819	$800,000	$7,668
Forward contracts	Other current liabilities	$235,180	$(2,935)	$360,990	$19,442
Foreign currency debt	Long-term debt	€700,000	$792,820	€700,000	$861,070

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

The table below presents pre-tax gains and losses related to cash flow hedges and net investment hedges:

	Gain (Loss) Recognized in AOCL Before Reclassifications			Gain Recognized in Interest Expense For Excluded Components
	2021	2020	2019	2021	2020	2019
Year Ended December 31,
Cash Flow Hedges:
Interest rate contract	$—	$(29,464)	$(21,972)	$—	$—	$—
Net Investment Hedges:
Cross-currency swap	—	—	2,936	—	—	2,294
Forward contracts	56,362	(85,390)	20,679	26,295	27,146	17,892
Foreign currency debt	68,250	(77,070)	17,010	—	—	—
Total	$124,612	$(191,924)	$18,653	$26,295	$27,146	$20,186
8. Leased Properties
The Company primarily leases real estate for certain retail stores, branches, distribution centers, office space and land. The Company also leases equipment (primarily vehicles).
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
The table below presents the locations of the operating lease assets and liabilities on the consolidated balance sheets:

	Balance Sheet Line Item	December 31, 2021	December 31, 2020
Operating lease assets	Operating lease assets	$1,053,689	$1,038,877

Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	$280,575	$270,739
Noncurrent operating lease liabilities	Operating lease liabilities	$789,175	789,294
Total operating lease liabilities		$1,069,750	$1,060,033
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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

The Company's weighted average remaining lease term and weighted average discount rate for operating leases are:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (in years)	5.19	5.35
Weighted average discount rate	2.03%	2.47%
The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2021:

2022	$302,748
2023	254,379
2024	185,047
2025	126,396
2026	83,215
Thereafter	171,914
Total undiscounted future minimum lease payments	1,123,699
Less: Difference between undiscounted lease payments and discounted operating lease liabilities	53,949
Total operating lease liabilities	$1,069,750
Future minimum lease payments include $42,852 related to options to extend lease terms that are reasonably certain of being exercised.
The table below presents operating lease costs and supplemental cash flow information related to leases:

	2021	2020	2019
Operating lease costs	$336,228	$313,315	$310,028
Cash paid for amounts included in the measurement of operating lease liabilities	$340,243	$323,336	$311,170
Operating lease assets obtained in exchange for new operating lease liabilities	$358,393	$302,114	$330,103
Operating lease costs are included within selling, administrative and other expenses on the consolidated statements of income. Short-term lease costs, variable lease costs and sublease income were not material for the periods presented. Cash paid for amounts included in the measurement of operating lease liabilities is included in operating activities in the consolidated statements of cash flows.
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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

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
Changes in benefit obligations for the years ended December 31, 2021 and 2020 were:

	2021	2020
Changes in benefit obligation
Benefit obligation at beginning of year	$2,678,966	$2,496,600
Service cost	12,218	12,105
Interest cost	71,693	83,732
Plan participants’ contributions	1,908	1,864
Actuarial (gain) loss	(87,966)	218,534
Foreign currency exchange rate changes	(1,184)	9,394
Gross benefits paid	(142,327)	(144,508)
Curtailments	(80)	(472)
Settlements	(255)	—
Acquired plans	—	1,717
Benefit obligation at end of year	$2,532,973	$2,678,966
The benefit obligations for the Company’s U.S. pension plans included in the above were $2,245,669 and $2,373,884 at December 31, 2021 and 2020, respectively. The total accumulated benefit obligation for the Company’s defined benefit pension plans in the U.S., Canada, and Europe was approximately $2,500,595 and $2,649,418 at December 31, 2021 and 2020, respectively.
For the U.S. pension plan, there was a net actuarial liability gain of $73,200 and an asset gain of $173,300. The liability gain was comprised primarily of a $69,000 gain due to discount rate changes. For the U.S. supplemental retirement plan, there was a net actuarial liability loss of $5,500 comprised primarily of a $14,000 loss for participant demographic experience offset by a $9,600 gain due to discount rate changes.
In 2019, the Company recorded $42,757 in special termination costs related to benefits provided through the Company's defined benefit plans to employees that accepted the voluntary retirement program (“VRP”) as part of the Company's 2019 Cost Savings Plan. Refer to the restructuring footnote for more information.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

The assumptions used to measure the pension benefit obligations for the plans at December 31, 2021 and 2020, were:

	2021	2020
Weighted average discount rate	3.04%	2.72%
Rate of increase in future compensation levels	3.13%	3.11%
Changes in plan assets for the years ended December 31, 2021 and 2020 were:

	2021	2020
Changes in plan assets
Fair value of plan assets at beginning of year	$2,545,359	$2,311,227
Actual return on plan assets	330,402	347,560
Foreign currency exchange rate changes	80	7,451
Employer contributions	21,635	21,765
Plan participants’ contributions	1,908	1,864
Benefits paid	(142,327)	(144,508)
Settlements	(254)	—
Fair value of plan assets at end of year	$2,756,803	$2,545,359
The fair values of plan assets for the Company’s U.S. pension plans included in the above were $2,457,907 and $2,258,246 at December 31, 2021 and 2020, respectively.

For the years ended December 31, 2021 and 2020, the aggregate projected benefit obligation and aggregate fair value of plan assets for plans with projected benefit obligations in excess of plan assets were as follows:

	2021	2020
Aggregate projected benefit obligation	$323,593	$328,517
Aggregate fair value of plan assets	$47,445	$45,728
For the years ended December 31, 2021 and 2020, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were as follows:

	2021	2020
Aggregate accumulated benefit obligation	$247,277	$290,271
Aggregate fair value of plan assets	$—	$34,164
The asset allocations for the Company’s funded pension plans at December 31, 2021 and 2020, and the target allocation for 2022, by asset category were:

	Target Allocation	Percentage of Plan Assets at December 31
	2022	2021	2020
Asset Category
Equity securities	58%	57%	70%
Debt securities	42%	43%	30%
	100%	100%	100%
The Company’s benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of the funds. The plans in Europe are unfunded and, therefore, there are no plan assets. The pension plan strategy implemented by the Company’s management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in the U.S. and Canada as well

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

as fiduciary standards. The long-term primary investment objectives for the pension plans are to provide for a reasonable amount of long-term growth of capital, without undue exposure to risk, protect the assets from erosion of purchasing power, and provide investment results that meet or exceed the pension plans’ actuarially assumed long-term rates of return. The Company’s investment strategy with respect to pension plan assets is to generate a return in excess of the passive portfolio benchmark (38% US Large-cap stocks, 9% US Mid-cap stocks, 10% International stocks, 3% Emerging Market stocks and 40% Barclays U.S. Gov/Credit Index).
The fair values of the plan assets as of December 31, 2021 and 2020, by asset category, are shown in the tables below. Various inputs are considered when determining the value of the Company’s pension plan assets. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Level 1 represents observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 represents other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.). Level 3 represents significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments). Certain investments are measured at fair value using the net asset value ("NAV") per share as a practical expedient and have not been classified in the fair value hierarchy.
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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

	2021
	Total	Assets Measured at NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Securities
Common stocks — mutual funds — equity	$388,591	$64,669	$323,922	$—	$—
Genuine Parts Company common stock	210,510	—	210,510	—	—
Other stocks	971,020	—	971,020	—	—

Debt Securities
Short-term investments	46,815	—	46,815	—	—
Cash and equivalents	22,084	—	22,084	—	—
Government bonds	425,877	—	350,706	75,171	—
Corporate bonds	598,216	—	—	598,216	—
Asset-backed and mortgage-backed securities	12,894	—	—	12,894	—
Other-international	61,008	—	46,133	14,875	—
Municipal bonds	19,621	—	—	19,621	—

Other
Options and Futures	167	—	167	—	—
Total	$2,756,803	$64,669	$1,971,357	$720,777	$—

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

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

Equity securities include Genuine Parts Company common stock in the amounts of $210,510 (8% of total plan assets) and $202,711 (8% of total plan assets) at December 31, 2021 and 2020, respectively. Dividend payments received by the plan on Company stock totaled approximately $4,895 and $6,378 in 2021 and 2020, respectively. Fees paid during the year for services rendered by parties in interest were based on customary and reasonable rates for such services.
The changes in the fair value measurement of plan assets using significant unobservable inputs (Level 3) during 2021 and 2020 were not material.
Based on the investment policy for the pension plans, as well as an asset study that was performed based on the Company’s asset allocations and future expectations, the Company’s expected rate of return on plan assets for measuring 2022 pension income is 6.34% for the plans. The asset study forecasted expected rates of return for the approximate duration of the Company’s benefit obligations, using capital market data and historical relationships.
The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31:

	2021	2020
Other long-term asset	$499,978	$149,182
Other current liability	(12,546)	(17,572)
Pension and other post-retirement liabilities	(263,602)	(265,216)
	$223,830	$(133,606)

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

Amounts recognized in accumulated other comprehensive loss consist of:

	2021	2020
Net actuarial loss	$625,339	$939,290
Prior service cost	7,958	8,648
	$633,297	$947,938
The following table reflects the total benefits expected to be paid from the pension plans’ or the Company’s assets. Of the pension benefits expected to be paid in 2022, approximately $12,548 is expected to be paid from employer assets. Expected employer contributions below reflect amounts expected to be contributed to funded plans. Information about the expected cash flows for the pension plans follows:

Employer contribution
2022 (expected)	$4,389
Expected benefit payments:
2022	$132,803
2023	$136,456
2024	$139,632
2025	$143,008
2026	$145,490
2026 through 2030	$739,272
Net periodic benefit income included the following components:

	2021	2020	2019
Service cost	$12,218	$12,105	$9,558
Interest cost	71,693	83,732	97,441
Expected return on plan assets	(153,822)	(154,111)	(154,137)
Amortization of prior service cost (credit)	690	692	(67)
Amortization of actuarial loss	49,897	39,613	31,000
Net periodic benefit income	$(19,324)	$(17,969)	$(16,205)
Service cost is recorded in selling, administrative and other expenses in the consolidated statements of income while all other components except for special termination costs are recorded within other non-operating (income) expenses. The special termination costs incurred in connection with the 2019 Cost Savings Plan are presented on their own line within non-operating (income) expenses. Pension benefits also include amounts related to supplemental retirement plans.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	2021	2020	2019
Current year actuarial (gain) loss	$(264,547)	$24,613	$(33,677)
Recognition of actuarial loss	(49,897)	(39,613)	(31,000)
Current year prior service cost	—	—	3,327
Recognition of prior service (cost) credit	(690)	(692)	67
Recognition of curtailment (loss) gain	(5)	435	(155)
Other	(29)	—	(50)
Total recognized in other comprehensive loss	$(315,168)	$(15,257)	$(61,488)
Total recognized in net periodic benefit income and other comprehensive (loss) income	$(334,492)	$(33,226)	$(77,693)
The assumptions used in measuring the net periodic benefit income for the plans follow:

	2021	2020	2019
Weighted average discount rate	2.72%	3.43%	4.36%
Rate of increase in future compensation levels	3.11%	3.13%	3.14%
Expected long-term rate of return on plan assets	6.88%	7.11%	7.12%
The Company has one defined contribution plan in the U.S. that covers substantially all of its domestic employees. Employees receive a matching contribution of 100% of the first 5% of the employees’ salary. Total plan expense was approximately $59,545 in 2021, $54,885 in 2020, and $64,990 in 2019.
The Company has a defined contribution plan that covers full-time Canadian employees after six months of employment and part-time employees upon meeting provincial minimum standards. Employees receive a matching contribution of 100% of the first 5% of the employees’ salary. Total plan expense was approximately $5,196 in 2021 and $4,486 in 2020.
10. Acquisitions, Divestitures and Discontinued Operations
Acquisitions
For each acquisition, the Company allocates the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for acquired businesses are included in the Company’s consolidated statements of income beginning on their respective acquisition dates.
2021
The Company acquired several businesses for approximately $281,859, net of cash acquired, during the year ended December 31, 2021.
During the year ended December 31, 2021, the Company recognized approximately $219,580 and $25,092 of revenue, net of store closures, related to its 2021 Automotive and Industrial acquisitions, respectively. The Company recorded approximately $160,072 of goodwill and other intangible assets associated with the 2021 acquisitions. Other intangible assets acquired consisted of customer relationships with a weighted average amortization lives of 20 years.
The Company has not recognized any significant measurement period adjustments related to finalizing acquisition accounting during the year ended December 31, 2021. Refer to the subsequent event footnote for information regarding the January 3, 2022 acquisition of Kaman Distribution Group.
2020
The Company acquired several businesses for approximately $86,384, net of cash acquired, during the year ended December 31, 2020.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

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
In the Industrial Parts Group, the Company acquired all of the equity interests in Axis New England and Axis New York ("Axis") in March 2019, which generate estimated annual revenue of approximately $55,000, and the remaining 65% equity investment in Inenco Group Pty Ltd (now referred to as Motion Asia Pacific) in July 2019. Motion Asia Pacific is one of Australasia's leading industrial distributors of key product categories such as bearings, power transmission and seals and it generates estimated annual revenues of approximately $400,000. Prior to the 65% acquisition, the Company accounted for its 35% investment in Motion Asia Pacific under the equity method of accounting. Upon acquisition the Company recognized the 35% investment at its acquisition-date fair value of $123,385. The difference between the acquisition-date fair value and the carrying amount of the equity method investment resulted in the recognition of a gain of $38,663 on the acquisition date. The acquisition-date fair value was determined using a market and income approach with the assistance of a third party valuation firm. The gain is included in the line item "other" within non-operating (income) expenses on the consolidated statement of income for the year ended December 31, 2019.
Divestitures
2021
The Company received proceeds from divestitures of businesses totaling $17,738 during the year ended December 31, 2021.
2020
The Company received proceeds from divestitures of businesses totaling $387,379 during the year ended December 31, 2020. Refer to the discontinued operations section below for additional information.
2019
The Company received proceeds from divestitures of businesses totaling 434,609 during the year ended December 31, 2019. The divestitures are not considered strategic shifts that will have a major effect on the Company’s operations or financial results; therefore, they are not reported as discontinued operations. The Company recognized realized currency losses of $34,701 during the year ended December 31, 2019. These losses are included in the line item "other" within non-operating (income) expenses on the consolidated statement of income for the year ended December 31, 2019.
Discontinued Operations
Business Products Group
Effective June 30, 2020, the Company completed the divestiture of its Business Products Group by selling Supply Source Enterprises, Inc. ("SSE") and S.P. Richards Company ("SPR") in separate transactions. These divestitures were part of the Company's long-term strategic initiative to streamline its operations and optimize its portfolio so that it can drive shareholder value by focusing on its global Automotive and Industrial Parts Groups. The Business Products Group was previously a reportable segment of the Company. These divestitures, together with prior period divestitures of Garland C. Norris (effective December 13, 2019), SPR Canada (effective January 1, 2020) and Safety Zone Canada (effective March 2, 2020), represent a single plan to exit the Business Products Group segment and are considered a strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the results of operations, financial position and cash flows for the Business Products Group are reported as discontinued operations for all periods presented.
The Company maintains an investment in SPR with a net carrying value of $63,617, which is included within other assets on the consolidated balance sheet, as of December 31, 2021. As of December 31, 2021, the Company had an allowance on this investment of $17,384 equal to the current expected credit losses based on a consideration of

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

historical experience, current market conditions and reasonable and supportable forecasts related to this investment.
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
The Company’s results of operations for discontinued operations were:

	Year Ended December 31,
	2021	2020	2019
Net sales	$—	$846,944	$1,870,071
Cost of goods sold	—	632,007	1,413,485
Gross profit	—	214,937	456,586
Operating and non-operating expenses	—	179,461	476,521
Loss on disposal	—	223,928	9,048
Loss before income taxes	—	(188,452)	(28,983)
Income taxes	—	4,045	(3,593)
Net loss from discontinued operations	$—	$(192,497)	$(25,390)
11. Share-Based Compensation
Share-based compensation costs of $25,597, $22,621, and $28,703, were recorded for the years ended December 31, 2021, 2020, and 2019, respectively. The total income tax benefits recognized in the consolidated statements of income for share-based compensation arrangements were approximately $6,911, $6,108, and $8,700 for 2021, 2020, and 2019, respectively. At December 31, 2021, total compensation cost related to nonvested awards not yet recognized was approximately $41,300. There have been no modifications to valuation methodologies or methods during the years ended December 31, 2021, 2020, or 2019.
As of December 31, 2021, there were 7,363 shares of common stock available for issuance pursuant to future equity-based compensation awards.
A summary of the Company’s restricted stock units activity and related information is as follows:

Nonvested Share Awards (RSUs)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested at beginning of year	854	$84.91
Granted	317	$127.21
Vested	(268)	$92.82
Forfeited	(74)	$91.47
Nonvested at end of year	829	$98.25	2.0	$116,171

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

A summary of the Company’s stock appreciation rights activity and related information is as follows:

Stock Appreciation Rights (SARs)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	1,787	$88.95
Granted	—	$—
Exercised	(1,144)	$87.86
Forfeited	(9)	$87.88
Outstanding at end of year	634	$90.93	3.0	$31,235
Exercisable at end of year	634	$90.93	3.0	$31,235

The aggregate intrinsic value of SARs exercised and RSUs vested during the years ended December 31, 2021, 2020, and 2019 was $72,484, $14,417 and $36,200, respectively. The fair value of RSUs is based on the price of the Company’s stock on the date of grant for the years ended December 31, 2021 and 2019. The fair value of RSUs is based on the 60-day average price of the Company's stock on the date of grant for the year ended December 31, 2020. The fair value of SARs is estimated using a Black-Scholes option pricing model. The Company ceased issuing SARs in 2017. The total fair value of SARs and RSUs vested during the years ended December 31, 2021, 2020, and 2019 were $24,537, $10,014, and $26,200, respectively.
12. Accumulated Other Comprehensive Loss
The following tables present the changes in AOCL by component:

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2021	$(692,868)	$(30,007)	$(313,627)	$(1,036,502)
Other comprehensive income (loss) before reclassifications	192,382	—	(65,843)	126,539
Amounts reclassified from accumulated other comprehensive loss	37,259	14,965	—	52,224
Net current period other comprehensive income (loss)	229,641	14,965	(65,843)	178,763
Ending balance, December 31, 2021	$(463,227)	$(15,042)	$(379,470)	$(857,739)

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2020	$(704,415)	$(20,671)	$(416,222)	$(1,141,308)
Other comprehensive (loss) income before reclassifications	(17,343)	(21,509)	91,239	52,387
Amounts reclassified from accumulated other comprehensive loss	28,890	12,173	11,356	52,419
Net current period other comprehensive income (loss)	11,547	(9,336)	102,595	104,806
Ending balance, December 31, 2020	$(692,868)	$(30,007)	$(313,627)	$(1,036,502)
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
13. Income Taxes
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2021	2020
Deferred tax assets related to:
Expenses not yet deducted for tax purposes	$301,302	$343,308
Operating lease liabilities	300,705	289,114
Pension liability not yet deducted for tax purposes	171,256	257,526
Capital loss	7,333	10,875
Net operating loss	48,865	56,028
	829,461	956,851
Deferred tax liabilities related to:
Employee and retiree benefits	235,847	226,356
Inventory	87,062	90,213
Operating lease assets	295,801	282,486
Other intangible assets	365,557	365,825
Property, plant and equipment	72,740	73,333
Other	18,176	29,961
	1,075,183	1,068,174
Net deferred tax liability before valuation allowance	(245,722)	(111,323)
Valuation allowance	(34,227)	(35,930)
Total net deferred tax liability	$(279,949)	$(147,253)
The Company currently holds approximately $183,852 in gross net operating losses, of which approximately $121,792 will carry forward indefinitely. The remaining net operating losses of approximately $62,060 will begin to expire in 2024.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

The components of income before income taxes are as follows:

	2021	2020	2019
United States	$762,472	$706,594	$613,910
Foreign	437,874	(327,226)	245,373
Income before income taxes	$1,200,346	$379,368	$859,283
The components of income tax expense are as follows:

	2021	2020	2019
Current:
Federal	$116,425	$130,680	$162,883
State	34,311	35,474	45,488
Foreign	119,144	77,541	60,376
Deferred:
Federal	24,233	2,048	(21,617)
State	9,485	801	(11,273)
Foreign	(2,042)	(30,571)	(23,049)
	$301,556	$215,973	$212,808
 The reasons for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

	2021	2020	2019
Statutory rate applied to income (1)	$252,073	$79,667	$180,449
Plus state income taxes, net of Federal tax benefit	34,599	28,658	27,030
Taxation of foreign operations, net (2)	2,299	(9,072)	(17,663)
U.S. tax reform - transition tax (3)	—	—	4,492
Non-deductible goodwill impairment tax effect	—	106,411	—
Foreign rate change - deferred tax remeasurement	17,032	9,045	6,215
Valuation allowance	(2,486)	1,995	4,503
Other	(1,961)	(731)	7,782
	$301,556	$215,973	$212,808
(1)U.S. statutory rates applied to income are as follows: 2021, 2020 and 2019 at 21%.
(2)The Company's effective tax rate reflects the impact of having operations outside of the U.S. which are taxed at statutory rates different from the U.S. statutory rate, with some income being fully or partially exempt from income taxes due to various operating and financing activities.
(3)Impact of the Tax Cuts and Jobs Act, enacted December 22, 2017.
The Company accounts for Global Intangible Low Taxed income in the year the tax is incurred as a period cost.
The Company, or one of its subsidiaries, files income tax returns in the U.S., various states, and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2018 or subject to non-United States income tax examinations for years ended prior to 2013. The Company is currently under audit in the U.S. and some of its foreign jurisdictions. Some audits may conclude in the next 12 months and the unrecognized tax benefits recorded in relation to the audits may differ from actual settlement amounts. It is not possible to estimate the effect, if any, of the amount of such change during the next 12 months to previously recorded uncertain tax positions in connection with the audits; however, the Company does not anticipate that total unrecognized tax benefits will significantly change in the next 12 months.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2021	2020	2019
Balance at beginning of year	$23,237	$21,461	$18,428
Additions based on tax positions related to the current year	2,196	3,771	3,701
Additions for tax positions of prior years	156	3,480	620
Reductions for tax positions for prior years	(733)	(1,382)	(965)
Reduction for lapse in statute of limitations	(2,843)	(3,765)	—
Settlements	(2,512)	(328)	(323)
Balance at end of year	$19,501	$23,237	$21,461
The amount of gross unrecognized tax benefits, including interest and penalties, as of December 31, 2021 and 2020 was approximately $20,406 and $25,870, respectively, of which approximately $18,595 and $21,426, respectively, if recognized, would affect the effective tax rate.
During the tax years ended December 31, 2021, 2020 and 2019, the Company paid, received refunds, or accrued insignificant interest and penalties. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.
As of December 31, 2021, the Company estimates that it has an outside basis difference in certain foreign subsidiaries of approximately $731,000, which includes the cumulative undistributed earnings from the Company's foreign subsidiaries. The Company continues to be indefinitely reinvested in this outside basis difference. Determining the amount of net unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practicable. This is due to the complexities associated with the calculation to determine residual taxes on the undistributed earnings, including the availability of foreign tax credits, applicability of any additional local withholding tax and other indirect tax consequences that may arise due to the distribution of these earnings.
14. Guarantees
The Company guarantees the borrowings of certain independently controlled automotive parts stores and businesses (“independents”) and certain other affiliates in which the Company has a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. The Company has no voting interest or equity conversion rights in any of the independents. The Company does not control the independents or the affiliates but receives a fee for the guarantees. The Company has concluded that the independents are variable interest entities, but that the Company is not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, the Company concluded that the affiliates are not variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to the Company’s guarantees. While such borrowings of the independents and affiliates are outstanding, the Company is required to maintain compliance with certain covenants. At December 31, 2021, the Company was in compliance with all such covenants.
At December 31, 2021, the total borrowings of the independents and affiliates subject to guarantee by the Company were approximately $917,461. These loans generally mature over periods from one to six years. The Company regularly monitors the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents and affiliates that participate in the guarantee programs. In the event that the Company is required to make payments in connection with these guarantees, the Company would obtain and liquidate certain collateral pledged by the independents or affiliates (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. The Company recognizes a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

collateral, and reasonable and supportable forecasts. To date, the Company has had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings and the current expected credit loss reserve is not material. As of December 31, 2021, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
The Company has recognized certain assets and liabilities amounting to $81,000 and $81,000 for the guarantees related to the independents’ and affiliates’ borrowings at December 31, 2021 and 2020, respectively. These assets and liabilities are included in other assets and other long-term liabilities in the consolidated balance sheets. The liabilities relate to the Company's noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from the Company's current expected credit loss reserve.
15. Commitments and Contingencies
Legal Matters
The Company is subject to various legal proceedings, many involving routine litigation incidental to the businesses, including approximately 2,018 pending product liability lawsuits resulting from its national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts distributed by the Company. The amount accrued for pending and future claims as of December 31, 2021 and 2020 was $180,746 and $169,461, respectively. While litigation of any type contains an element of uncertainty, the Company believes that its insurance coverage and its defense, and ultimate resolution of pending and reasonably anticipated claims will continue to occur within the ordinary course of the Company’s business and that resolution of these claims will not have a material effect on the Company’s business, results of operations or financial condition.
On April 17, 2017, a jury awarded damages against the Company of $81,500 in a litigated automotive product liability dispute. Through post-trial motions and offsets from previous settlements, the initial verdict was reduced to $77,100. The Company believed the verdict was not supported by the facts or the law and was contrary to the Company’s role in the automotive parts industry. The Company challenged the verdict through an appeal to a higher court. On February 19, 2020, the Washington Court of Appeals issued an order entirely reversing the jury’s finding on damages and ordering a new trial on damages. The plaintiffs subsequently appealed this order to the Washington Supreme Court. On July 7, 2020, the Washington Supreme Court indicated that it would consider a further appeal on this matter, and oral arguments occurred on November 10, 2020. On July 8, 2021, the Washington Supreme Court overturned the order of the Washington Court of Appeals and reinstated the trial court's damage award of $77,100 against the Company. The Company recorded an adjustment to increase selling, general and other expenses by approximately $77,421, inclusive of statutory interest and insurance coverage, in the consolidated statement of income for the year ended December 31, 2021. The damage award and statutory interest was fully paid as of December 31, 2021.
Fire at S.P. Richards Headquarters and Distribution Center
On July 19, 2019, a fire occurred at a building owned by the Company in Atlanta, Georgia, which primarily held the S.P. Richards headquarters office and was connected to its Atlanta distribution center. The Company maintains property and casualty loss insurance coverage. The Company recognized a gain of $3,862 and $13,448 during the years ended December 31, 2021 and 2020, respectively, for insurance recoveries in excess of losses it has incurred on inventory, property, plant and equipment and other fire-related costs. The gain is included within other non-operating (income) expenses on the consolidated statements of income.
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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

the 2019 Cost Savings Plan resulted in workforce reductions and facility closures and consolidations. The Company executed a VRP for its U.S. and Canadian subsidiaries in the fourth quarter of 2019 in connection with this plan.
The table below summarizes costs incurred for the 2019 Cost Savings Plan:

	2021	2020	2019
Restructuring costs	$—	$50,019	$100,023
Special termination costs	—	—	42,757
Total costs incurred	$—	$50,019	$142,780
The 2019 Cost Savings Plan was approved and funded by the Company's corporate office and therefore these costs are not allocated to the Company's segments. See the segment data footnote for more information. No material further costs are expected to be incurred for the 2019 Cost Savings Plan.
The table below summarizes the activity related to the restructuring costs discussed above. As of December 31, 2021, the remaining restructuring liability is included in other current liabilities on the consolidated balance sheets and is immaterial.

	Severance and other employee costs	Facility and closure costs	Accelerated operating lease costs	Asset impairments	Total
Liability as of January 1, 2021	$21,394	$10,133	$—	$—	$31,527
Restructuring adjustments (1)	(1,776)	(457)	(929)	—	(3,162)
Cash payments	(18,890)	(9,355)	—	—	(28,245)
Non-cash charges	—	—	929	—	929
Translation	(437)	(197)	—	—	(634)
Liability as of December 31, 2021	$291	$124	$—	$—	$415

	Severance and other employee costs	Facility and closure costs	Accelerated operating lease costs	Asset impairments	Total
Liability as of January 1, 2020	$72,192	$6,639	$—	$—	$78,831
Restructuring costs	20,631	16,421	6,724	6,243	50,019
Cash payments	(72,365)	(13,245)	—	—	(85,610)
Non-cash charges	—	—	(6,724)	(6,243)	(12,967)
Translation	936	318	—		1,254
Liability as of December 31, 2020	$21,394	$10,133	$—	$—	$31,527
(1) The 2021 restructuring adjustments are included within selling, administrative and other expenses on the consolidated statements of income.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

17. Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2021 and 2020:

	Three Months Ended
(In thousands, except per share data)	March 31, 2021	June 30, 2021	Sept. 30, 2021	Dec. 31, 2021
Net sales	$4,464,714	$4,783,738	$4,818,849	$4,803,209
Gross profit	$1,540,815	$1,689,105	$1,710,767	$1,693,449
Net income from continuing operations	$217,710	$196,496	$228,585	$255,999
Net income	$217,710	$196,496	$228,585	$255,999
Earnings per share from continuing operations:
Basic	$1.51	$1.36	$1.60	$1.80
Diluted	$1.50	$1.36	$1.59	$1.79
Earnings per share:
Basic	$1.51	$1.36	$1.60	$1.80
Diluted	$1.50	$1.36	$1.59	$1.79

	Three Months Ended
(In thousands, except per share data)	March 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020
Net sales	$4,092,526	$3,823,227	$4,370,086	$4,251,594
Gross profit	$1,388,178	$1,290,487	$1,528,066	$1,448,110
Net income (loss) from continuing operations	$122,346	$(363,501)	$232,918	$171,632
Net income (loss)	$136,535	$(564,372)	$227,531	$171,204
Earnings per share from continuing operations:
Basic	$0.84	$(2.52)	$1.61	$1.19
Diluted	$0.84	$(2.52)	$1.61	$1.18
Earnings per share:
Basic	$0.94	$(3.91)	$1.58	$1.19
Diluted	$0.94	$(3.91)	$1.57	$1.18
We recorded the quarterly earnings per share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share will not necessarily total the annual basic and diluted earnings per share.
Certain of the quarterly results identified in the table above include material, unusual or infrequently occurring items as follows on a pre-tax basis.
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

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

18. Subsequent Events
Accounts Receivable Sales Agreement Amendment
On January 3, 2022, the Company amended its A/R Sales Agreement to increase the facility limit by an additional $200,000 bringing the total to $1,000,000. The terms of the A/R Sales Agreement limit the balance of receivables sold to approximately $1,000,000 at any point in time. Refer to the Accounts Receivable Sales Agreement footnote in the Notes to the Consolidated Financial Statements for more information.
Kaman Distribution Group Acquisition
On January 3, 2022, the Company, through its wholly-owned subsidiary, Motion Industries, Inc., acquired all of the equity interests in Kaman Distribution Group ("KDG") for a purchase price of approximately $1,309,000 in cash. KDG, which is headquartered in Bloomfield, Connecticut, is a power transmission, automation and fluid power industrial distributor and solutions provider with operations throughout the United States, providing electro-mechanical products, bearings, power transmission, motion control and electrical and fluid power components to MRO and OEM customers. KDG has approximately 1,700 employees with approximately 220 locations across the United States and Puerto Rico. KDG has estimated annual revenues of approximately $1,100,000.
The net cash consideration transferred of approximately $1,309,000 is net of the estimated cash acquired of approximately $30,000.
The acquisition was financed using a combination of borrowings under the existing unsecured revolving credit facility, proceeds of $200,000 from the amendment of our A/R Sales Agreement and $109,000 of cash.
The following table summarizes the preliminary, estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The fair value of the acquired identifiable intangible assets is provisional pending completion of the final valuations for these assets. The Company is in the process of analyzing the estimated values of all assets acquired and liabilities assumed as of the acquisition date, including, among other things, obtaining valuations of certain tangible and intangible assets, as well as the fair value of certain contracts and the determination of certain tax balances. Due to the limited time since the acquisition date, the allocation of the purchase price is still in review as of the date these financial statements were issued and therefore is preliminary and could materially change.

As of January 3, 2022
Trade accounts receivable	$156,000
Merchandise inventories	166,000
Prepaid expenses and other current assets	39,000
Property, plant and equipment	26,000
Operating lease assets	49,000
Other assets	1,000
Total identifiable assets acquired (excluding other intangible assets and goodwill)	437,000
Trade accounts payable	85,000
Other current liabilities	32,000
Operating lease liabilities	17,000
Deferred tax liabilities	121,000
Other long-term liabilities	39,000
Total liabilities assumed	294,000
Net identifiable assets acquired (excluding other intangible assets and goodwill)	143,000
Other intangible assets and goodwill	1,166,000
Net assets acquired	$1,309,000

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

The goodwill will be assigned to the Industrial segment and is attributable primarily to expected synergies and the assembled workforce. Approximately $261,000 of the estimated goodwill recognized as part of the acquisition is expected to be tax deductible.
Approximately $7,000 in acquisition costs related to this acquisition were included in the line item "other" within non-operating (income) expenses on the consolidated statement of income for the year ended December 31, 2021.
If the KDG acquisition had occurred on January 1, 2021 and if its results of operations had been included in the consolidated results of the Company since that date, the unaudited pro forma consolidated statement of income of the Company would have reflected approximately $19,918,700 in net sales and net income on a per share diluted basis of $6.01 for the year ended December 31, 2021. The pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the transaction actually occurred at the beginning of this period, nor is it necessarily indicative of future results.
The adjustments to the pro forma amounts include, but are not limited to, applying the Company’s accounting policies, amortization related to fair value adjustments to intangible assets, one-time acquisition accounting adjustments, interest expense on acquisition related debt and debt not assumed, and any associated tax effects. The pro forma results do not include any cost savings or other synergies that may result from the acquisition.
1.750% and 2.750% Senior Note Offering
On January 6, 2022, the Company issued $500,000 aggregate principal amount of unsecured 1.750% Senior Notes due 2025 at a price to the public of 99.721% of their face value with U.S. Bank National Association as trustee. Interest on the 1.750% Senior Notes due 2025 is payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2022, and is computed on the basis of a 360-day year. Simultaneously, on January 6, 2022, the Company issued $500,000 aggregate principal amount of unsecured 2.750% Senior Notes due 2032 at a price to the public of 98.810% of their face value with U.S. Bank National Association as trustee. Interest on the 2.750% Senior Notes due 2032 is payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2022, and is computed on the basis of a 360-day year.
The Company utilized the proceeds from this offering to repay a portion of the borrowings under the Revolving Credit Facility incurred to finance a significant portion of the KDG Acquisition.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES.
Management’s conclusion regarding the effectiveness of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2021, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management, including our CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in “Internal Control-Integrated Framework.” Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2021. Ernst & Young LLP's report on our internal control over financial reporting is set forth below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genuine Parts Company and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited Genuine Parts Company and Subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Genuine Parts Company and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Genuine Parts Company and Subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 17, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Atlanta, Georgia
February 17, 2022

ITEM 9B.    OTHER INFORMATION.
Not applicable.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS.
Executive officers of the Company are appointed by the Board of Directors and each serves at the pleasure of the Board of Directors until his or her successor has been elected and qualified, or until his or her earlier death, resignation, removal, retirement or disqualification. The current executive officers of the Company are:
Paul D. Donahue, age 65, was appointed Chairman of the Board and Chief Executive Officer of the Company in April of 2019. He served as President and Chief Executive Officer from May 2016 - April 2019. Mr. Donahue was President of the Company from January 2012 until April 2019, and he has been a Director of the Company since April 2012. Previously, Mr. Donahue served as President of the Company’s U.S. Automotive Parts Group from July 2009 to February 1, 2016. Mr. Donahue served as Executive Vice President of the Company from August 2007 until his appointment as President in 2012. Previously, Mr. Donahue was President and Chief Operating Officer of S.P. Richards Company from 2004 to 2007 and was Executive Vice President-Sales and Marketing in 2003, the year he joined the Company.
William P. Stengel, age 44, was appointed President of the Company on January 15, 2021. Mr. Stengel previously served as Executive Vice President and Chief Transformation Officer of the Company from November 2019. Previously, Mr. Stengel worked for HD Supply, an Atlanta-based industrial distributor, where he served as President and Chief Executive Officer of HD Supply Facilities Maintenance, from June of 2017 to October of 2018. Prior to his role as President/CEO, he served as Chief Operating Officer for HD Supply Facilities Maintenance from September of 2016 to May of 2017 and prior to that role, he served as Chief Commercial Officer of HD Supply Facilities Maintenance from January of 2016 to September of 2016. Mr. Stengel served as Senior Vice President, Strategic Business Development and Investor Relations of HD Supply from June of 2013 to January of 2016. Prior to HD Supply, Mr. Stengel worked in the Strategic Business Development group at the Home Depot as well as at Bank of America and Stonebridge Associates in various investment banking roles.
Carol B. Yancey, age 58, was appointed Executive Vice President and Chief Financial Officer of the Company in March 2013, and also held the additional title of Corporate Secretary of the Company up to February 2015. Ms. Yancey was Senior Vice President - Finance and Corporate Secretary from 2005 until her appointment as Executive Vice President - Finance in November 2012. Previously, Ms. Yancey was named Vice President of the Company in 1999 and Corporate Secretary in 1995. Prior to that, she served as Assistant Corporate Secretary from 1994 to 1995, Director of Shareholder Relations from 1992 to 1994, and Director of Investor Relations in 1991, when she joined the Company.
James R. Neill, age 60, was appointed Executive Vice President and Chief Human Resource Officer of the Company in February of 2020. Prior to that, he served as Senior Vice President of Human Resources from April 2014 to February of 2020. Mr. Neill was Senior Vice President of Employee Development and HR Services from April 2013 until his appointment as Senior Vice President of Human Resources of the Company. Previously, Mr. Neill served as the Senior Vice President of Human Resources at Motion Industries from 2008 to 2013. Mr. Neill joined Motion in 2006 as Vice President of Human Resources and served in that role from 2006 to 2007.
Randall P. Breaux, age 59, was appointed President of Motion Industries on January 1, 2019. Mr. Breaux was Executive Vice President of Marketing, Distribution, and Strategic Planning at Motion from January 2018 until his appointment to President. Previously, he served as Senior Vice President of Marketing, Distribution, and Purchasing from 2015 to 2017. Mr. Breaux joined Motion in 2011 as Senior Vice President of Marketing, Product Management, and Strategic Planning.
Kevin E. Herron, age 59, was appointed President of the U.S. Automotive Group on January 1, 2019. Mr. Herron previously served as Executive Vice President - U.S. Automotive Parts Group from 2018 to 2019, and previous to that role, he was Group Senior Vice President of the U.S. Automotive Parts Group from 2014 to 2018. From 2010 to 2014 he was Division Vice President for the Midwest of the U.S. Automotive Parts Group, and prior to that he was Regional Vice President for UAP, the Canadian division of the Automotive Parts Group. He held that role from 2006 to 2010. Prior to that, Mr. Herron served as Regional Vice President of Corporate Stores from 2004 to 2006, and previously he was District Manager in Maine from 1995 to 2003 and held the same title in Vermont during 1994. Prior to those roles, he was Area Manager in Syracuse, New York from 1991 to 1993. Mr. Herron began his career at the Company as a management trainee in Syracuse and served in that role from 1989 to 1990.
Further information required by this item is set forth under the heading “Nominees for Director”, under the heading “Corporate Governance - Code of Conduct”, under the heading “Corporate Governance - Board Committees - Audit Committee”, and under the heading “Corporate Governance - Director Nominating Process” of

the Proxy Statement and is incorporated herein by reference. We have adopted a Code of Conduct, which is available on the “Investor Relations” section of our website. Any amendments to, or waivers of, the Code of Conduct will be disclosed on our website promptly following the date of such amendment or waiver.
ITEM 11.    EXECUTIVE COMPENSATION.
Information required by this item is set forth under the headings “Executive Compensation”, “Additional Information Regarding Executive Compensation”, “2021 Grants of Plan-Based Awards”, “2021 Outstanding Equity Awards at Fiscal Year-End”, “2021 Option Exercises and Stock Vested”, “2021 Pension Benefits”, “2021 Nonqualified Deferred Compensation”, “Post Termination Payments and Benefits”, “Compensation, Nominating and Governance Committee Report”, “Compensation, Nominating and Governance Committee Interlocks and Insider Participation” and “Compensation of Directors” of the Proxy Statement and is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table gives information as of December 31, 2021 about the common stock that may be issued under all of the Company’s existing equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders:	282,400	(2)	$85.12	—
	1,316,795	(3)	$95.60	7,362,781	(5)
Equity Compensation Plans Not Approved by Shareholders:	128,027	(4)	n/a	871,973
Total	1,727,222		—	8,234,754

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
Report of independent registered public accounting firm on the financial statements
Consolidated balance sheets — December 31, 2021 and 2020
Consolidated statements of income — Years ended December 31, 2021, 2020 and 2019
Consolidated statements of comprehensive income — Years ended December 31, 2021, 2020 and 2019
Consolidated statements of equity — Years ended December 31, 2021, 2020 and 2019
Consolidated statements of cash flows — Years ended December 31, 2021, 2020 and 2019
Notes to consolidated financial statements — December 31, 2021
(2)  Financial Statement Schedules
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

Exhibit 2.1
Interest Purchase Agreement, by and among Ruby Holdings II, LLC, as the Company, Ruby Topco LLC, as the Seller, Motion Industries, Inc., as the Buyer and Genuine Parts Company, as the Parent, dated as of December 15, 2021

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, as amended April 23, 2007. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated April 23, 2007.)

Exhibit 3.2	By-Laws of the Company, as amended and restated November 19, 2018. (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated November 19, 2018.)

Exhibit 4.1	Description of Genuine Parts Company Common Stock.

Exhibit 4.2	Specimen Common Stock Certificate. (Incorporated herein by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-63874.)

Exhibit 4.3	Indenture, dated October 29, 2020, between the Company and U.S. Bank National Association (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated October 27, 2020)

Exhibit 4.4
Officer’s Certificate, dated October 29, 2020, pursuant to Sections 3.01 and 3.03 of the Indenture, dated October 29, 2020, setting forth the terms of the 1.875% Senior Notes due 2030 (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated October 27, 2020)

Exhibit 4.5	Form of 1.875% Senior Notes due 2030 (included in Exhibit 4.4)

Exhibit 10.1*	The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

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

Exhibit 10.27
First Amendment, dated as of May 28, 2019, to Genuine Parts Company Note Purchase Agreement dated as of October 30, 2017 by and among Genuine Parts Company and each holder of Original Notes party thereto (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated February 19, 2021).

Exhibit 10.28
Second Amendment, dated as of May 1, 2020, to Genuine Parts Company Note Purchase Agreement dated as of October 30, 2017 by and among Genuine Parts Company and each holder of Original Notes party thereto. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated July 30, 2020).

Exhibit 10.29*	Genuine Parts Company Form of Restricted Stock Unit Award Certificate. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated February 25, 2019.)

Exhibit 10.30*	Genuine Parts Company Form of Performance Restricted Stock Unit Award Certificate. (Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated February 25, 2019.)

Exhibit 10.31*	Description of Director Compensation (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q, dated July 22, 2021).

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

Exhibit 10.33
First Amendment, dated as of September 30, 2021, to Genuine Parts Company Syndicated Facility Agreement dated October 30, 2020 among Genuine Parts Company, UAP, Inc., and Certain Designated Subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, Domestic Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., acting through its Toronto Bank, as Canadian Swing Line Lender and the other Lenders and L/C Issuers party thereto. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q dated October 21, 2021.)

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

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL

ITEM 16.    FORM 10-K SUMMARY.
    Not applicable.

SIGNATURES.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: February 17, 2022	/s/ Paul D. Donahue
Paul D. Donahue
Chairman and Chief Executive Officer

Date: February 17, 2022	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: February 17, 2022	/s/ Napoleon B. Rutledge Jr.
Napoleon B. Rutledge Jr.
Senior Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Paul D. Donahue	2/14/2022	/s/ Carol B. Yancey	2/14/2022
Paul D. Donahue	(Date)	Carol B. Yancey	(Date)
Director Chairman and Chief Executive Officer (Principal Executive Officer)		Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Napoleon B. Rutledge Jr.	2/14/2022
Napoleon B. Rutledge Jr.	(Date)
Senior Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

/s/ Elizabeth W. Camp	2/14/2022	/s/ Richard Cox, Jr.	2/14/2022
Elizabeth W. Camp	(Date)	Richard Cox, Jr.	(Date)
Director		Director

/s/ Gary P. Fayard	2/14/2022	/s/ P. Russell Hardin	2/14/2022
Gary P. Fayard	(Date)	P. Russell Hardin	(Date)
Director		Director

/s/ John R. Holder	2/14/2022	/s/ Donna W. Hyland	2/14/2022
John R. Holder		Donna W. Hyland	(Date)
Director		Director

/s/ John D. Johns	2/14/2022	/s/ Jean-Jacques Lafont	2/14/2022
John D. Johns	(Date)	Jean-Jacques Lafont	(Date)
Director		Director

/s/ Robert C. Loudermilk, Jr.	2/14/2022	/s/ Wendy B. Needham	2/14/2022
Robert C. Loudermilk, Jr.	(Date)	Wendy B. Needham	(Date)
Director		Director

/s/ Juliette W. Pryor	2/14/2022	/s/ E. Jenner Wood, III	2/14/2022
Juliette W. Pryor	(Date)	E. Jenner Wood, III	(Date)
Director		Director