Form 10-Q
period 2022-03-31
GENUINE PARTS CO
filed 2022-04-21
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 141,595,187 shares of common stock outstanding as of April 18, 2022.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$610,776	$714,701
Trade accounts receivable, less allowance for doubtful accounts (2022 – $49,644; 2021 – $44,425)	2,137,806	1,797,955
Merchandise inventories, net	4,211,496	3,889,919
Prepaid expenses and other current assets	1,467,356	1,353,847
Total current assets	8,427,434	7,756,422
Goodwill	2,534,521	1,915,307
Other intangible assets, less accumulated amortization	1,935,153	1,406,401
Property, plant and equipment, less accumulated depreciation (2022 – $1,386,714; 2021 – $1,339,706)	1,239,046	1,234,399
Operating lease assets	1,125,803	1,053,689
Other assets	1,011,354	985,884
Total assets	$16,273,311	$14,352,102

Liabilities and equity
Current liabilities:
Trade accounts payable	$5,214,540	$4,804,939
Current portion of debt	120,000	—
Dividends payable	126,891	115,876
Other current liabilities	1,788,101	1,660,768
Total current liabilities	7,249,532	6,581,583
Long-term debt	3,387,851	2,409,363
Operating lease liabilities	847,342	789,175
Pension and other post–retirement benefit liabilities	263,257	265,134
Deferred tax liabilities	400,980	280,778
Other long-term liabilities	516,473	522,779
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2022 – 141,627,749 shares; 2021 – 142,180,683 shares	141,628	142,181
Additional paid-in capital	126,064	119,975
Accumulated other comprehensive loss	(804,877)	(857,739)
Retained earnings	4,132,925	4,086,325
Total parent equity	3,595,740	3,490,742
Noncontrolling interests in subsidiaries	12,136	12,548
Total equity	3,607,876	3,503,290
Total liabilities and equity	$16,273,311	$14,352,102
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Net sales	$5,294,635	$4,464,714
Cost of goods sold	3,468,688	2,923,899
Gross profit	1,825,947	1,540,815
Operating expenses:
Selling, administrative and other expenses	1,403,979	1,195,164
Depreciation and amortization	87,369	72,296
Provision for doubtful accounts	4,494	4,909
Total operating expenses	1,495,842	1,272,369
Non-operating expense (income):
Interest expense, net	19,850	18,324
Other	(15,461)	(35,737)
Total non-operating expense (income)	4,389	(17,413)
Income before income taxes	325,716	285,859
Income taxes	79,878	68,149
Net income	$245,838	$217,710
Dividends declared per common share	$0.8950	$0.8150
Basic earnings per share	$1.73	$1.51
Diluted earnings per share	$1.72	$1.50

Weighted average common shares outstanding	141,916	144,413
Dilutive effect of stock options and non-vested restricted stock awards	926	887
Weighted average common shares outstanding – assuming dilution	142,842	145,300
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$245,838	$217,710
Other comprehensive income, net of income taxes:
Foreign currency translation adjustments, net of income taxes in 2022 — $8,411; 2021 — $21,185	42,132	(295)
Cash flow hedge adjustments, net of income taxes in 2022 — $1,384; 2021 — $1,384	3,741	3,741
Pension and postretirement benefit adjustments, net of income taxes in 2022 — $2,580; 2021 — $3,421	6,989	9,296
Other comprehensive income, net of income taxes	52,862	12,742
Comprehensive income	$298,700	$230,452
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2022
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2022	142,180,683	$142,181	$119,975	$(857,739)	$4,086,325	$3,490,742	$12,548	$3,503,290
Net income	—	—	—	—	245,838	245,838	—	245,838
Other comprehensive income, net of tax	—	—	—	52,862	—	52,862	—	52,862
Cash dividend declared, $0.8950 per share	—	—	—	—	(126,891)	(126,891)	—	(126,891)
Share-based awards exercised, including tax benefit of $714	18,670	19	(1,082)	—	—	(1,063)	—	(1,063)
Share-based compensation	—	—	7,171	—	—	7,171	—	7,171
Purchase of stock	(571,604)	(572)	—	—	(72,347)	(72,919)	—	(72,919)
Noncontrolling interest activities	—	—	—	—	—	—	(412)	(412)
March 31, 2022	141,627,749	$141,628	$126,064	$(804,877)	$4,132,925	$3,595,740	$12,136	$3,607,876

	Three Months Ended March 31, 2021
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2021	144,354,335	$144,354	$117,165	$(1,036,502)	$3,979,779	$3,204,796	$13,207	$3,218,003
Net income	—	—	—	—	217,710	217,710	—	217,710
Other comprehensive income, net of tax	—	—	—	12,742	—	12,742	—	12,742
Cash dividend declared, $0.8150 per share	—	—	—	—	(117,714)	(117,714)	—	(117,714)
Share-based awards exercised, including tax benefit of $1,764	103,722	104	(5,533)	—	—	(5,429)	—	(5,429)
Share-based compensation	—	—	6,235	—	—	6,235	—	6,235
Cumulative effect from adoption of ASU 2019-12 (1)	—	—	—	—	6,223	6,223	—	6,223
Noncontrolling interest activities	—	—	—	—	—	—	(1,661)	(1,661)
March 31, 2021	144,458,057	$144,458	$117,867	$(1,023,760)	$4,085,998	$3,324,563	$11,546	$3,336,109

(1)We adopted Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, during the first quarter of 2021.
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating activities:
Net income	$245,838	$217,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,369	72,296
Share-based compensation	7,171	6,235
Excess tax benefits from share-based compensation	(714)	(1,764)
Changes in operating assets and liabilities	59,144	6,465
Net cash provided by operating activities	398,808	300,942
Investing activities:
Purchases of property, plant and equipment	(78,045)	(48,391)
Proceeds from sale of property, plant and equipment	5,895	16,863
Proceeds from divestitures of businesses	25,939	10,345
Acquisitions of businesses and other investing activities	(1,374,734)	(19,489)
Net cash used in investing activities	(1,420,945)	(40,672)
Financing activities:
Proceeds from debt	2,890,000	31,599
Payments on debt	(1,784,585)	(26,767)
Share-based awards exercised	(1,063)	(5,429)
Dividends paid	(115,876)	(114,043)
Purchases of stock	(72,919)	—
Other financing activities	(1,593)	(1,354)
Net cash provided by (used in) financing activities	913,964	(115,994)
Effect of exchange rate changes on cash and cash equivalents	4,248	(16,454)
Net (decrease) increase in cash and cash equivalents	(103,925)	127,822
Cash and cash equivalents at beginning of period	714,701	990,166
Cash and cash equivalents at end of period	$610,776	$1,117,988
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company,” “we,” “our,” “us,” or “its”) for the year ended December 31, 2021. Accordingly, the unaudited condensed consolidated financial statements and related disclosures herein should be read in conjunction with our 2021 Annual Report on Form 10-K.
The preparation of interim financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. Specifically, we make estimates and assumptions in our unaudited condensed consolidated financial statements for inventory adjustments, the accrual of bad debts, credit losses on guaranteed loans, customer sales returns, and volume incentives earned, among others. Inventory adjustments (including adjustments for a majority of inventories that are valued under the last-in, first-out (“LIFO”) method) are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment and LIFO valuation. Reserves for bad debts, credit losses on guaranteed loans and customer sales returns are estimated and accrued on an interim basis based on a consideration of historical experience, current conditions, and reasonable and supportable forecasts. Volume incentives are estimated based upon cumulative and projected purchasing levels.
In the opinion of management, all adjustments necessary for a fair presentation of our financial results for the interim periods have been made. These adjustments are of a normal recurring nature. We have reclassified certain prior period amounts to conform to the current period presentation. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results for the year ended December 31, 2022. We have evaluated subsequent events through the date the unaudited condensed consolidated financial statements covered by this quarterly report were issued.
2. Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU”) to the FASB Accounting Standards Codification (“ASC”). We consider the applicability and impact of all ASUs and have determined that any recently adopted accounting pronouncements did not have a material impact on our condensed consolidated financial statements and all recent accounting pronouncements not yet adopted are not applicable or are expected to have an immaterial impact on our condensed consolidated financial statements.

3. Segment Information
The following table presents a summary of our reportable segment financial information:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net sales:
Automotive	$3,275,621	$2,953,165
Industrial	2,019,014	1,511,549
Total net sales	$5,294,635	$4,464,714
Segment profit:
Automotive	$264,573	$235,678
Industrial	188,353	125,292
Total segment profit	452,926	360,970
Interest expense, net	(19,850)	(18,324)
Intangible asset amortization	(39,694)	(25,544)
Corporate expense	(41,751)	(31,243)
Other unallocated costs (1)	(25,915)	—
Income before income taxes	$325,716	$285,859
(1)     The following table presents a summary of the other unallocated costs:

	Three Months Ended March 31,
(in thousands)	2022	2021
Other unallocated costs:
Gain on insurance proceeds (2)	$634	$—
Transaction and other costs (3)	(26,549)	—
Total other unallocated costs	$(25,915)	$—
(2)    Adjustment reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs.
(3)    Adjustment primarily reflects costs associated with the January 3, 2022 acquisition of Kaman Distribution Group. Refer to the acquisition footnote for more information regarding the acquisition.

Net sales are disaggregated by geographical region for each of our reportable segments, as we deem this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended March 31,
(in thousands)	2022	2021
North America:
Automotive	$2,130,873	$1,862,805
Industrial	1,910,433	1,399,399
Total North America	$4,041,306	$3,262,204
Australasia:
Automotive	$378,909	$367,869
Industrial	108,581	112,150
Total Australasia	$487,490	$480,019
Europe – Automotive	$765,839	$722,491
Total net sales	$5,294,635	$4,464,714

4. Accounts Receivable Sales Agreement
Under our accounts receivable sales agreement (the "A/R Sales Agreement"), we continuously sell designated pools of receivables as they are originated by us and certain U.S. subsidiaries to a separate bankruptcy-remote special purpose entity (“SPE”). The A/R Sales Agreement has a three year term, which we intend to renew.
We continue to be involved with the receivables transferred by the SPE to the unaffiliated financial institution by providing collection services. As cash is collected on sold receivables, the SPE continuously transfers ownership and control of new qualifying receivables to the unaffiliated financial institution so that the total principal amount outstanding of receivables sold is approximately $1.0 billion at any point in time (which is the maximum amount allowed under the agreement as amended on January 3, 2022).
Total principal amount outstanding of receivables sold is approximately $1.0 billion and $800.0 million as of March 31, 2022 and December 31, 2021, respectively. The amount of receivables pledged as collateral as of March 31, 2022 and December 31, 2021 is approximately $1.1 billion and $973.0 million, respectively.
The following table summarizes the activity and amounts outstanding under the A/R Sales Agreement as of:

	Three Months Ended March 31,
(in thousands)	2022	2021
Receivables sold to the financial institution and derecognized	$2,236,445	$1,927,931
Cash collected on sold receivables	$2,036,455	$1,927,928
Continuous cash activity related to the A/R Sales Agreement is reflected in net cash provided by operating activities in the condensed consolidated statements of cash flows. The SPE incurs fees due to the unaffiliated financial institution related to the accounts receivable sales transactions. Those fees, which are immaterial, are recorded within other non-operating expense (income) in the condensed consolidated statements of income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institution any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of March 31, 2022 and December 31, 2021 is not material. The servicing liability related to our collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.

5. Debt
1.750% and 2.750% Senior Notes Offering
On January 6, 2022, we issued $500.0 million of unsecured 1.750% Senior Notes due 2025. Simultaneously, we issued $500.0 million of unsecured 2.750% Senior Notes due 2032. For both offerings, interest is payable semi-annually on February 1 and August 1 of each year, beginning August 1, 2022.
We utilized the proceeds from these offerings to repay the borrowings under our Revolving Credit Facility, which were incurred to finance a significant portion of the Kaman Distribution Group ("KDG") acquisition.
6. Derivatives and Hedging
We are exposed to various risks arising from business operations and market conditions, including fluctuations in interest rates and certain foreign currencies. When deemed appropriate, we use derivative and non-derivative instruments as risk management tools to mitigate the potential impact of interest rate and foreign exchange rate risks. The objective of using these tools is to reduce fluctuations in our earnings and cash flows associated with changes in these rates. Derivative financial instruments are not used for trading or other speculative purposes. We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default related to derivative instruments.
We formally document our relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking cash flow hedges to specific forecasted transactions or variability of cash flows to be paid. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the designated derivative and non-derivative instruments that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. When a designated instrument is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, hedge accounting is discontinued prospectively.
Net Investment Hedges
We have designated certain derivative instruments and a portion of our foreign currency denominated debt, a non-derivative financial instrument, as hedges of the foreign currency exchange rate exposure of our Euro-denominated net investment in a European subsidiary. We apply the spot method to assess the hedge effectiveness of the derivative instruments and this assessment for each instrument excludes the initial value related to the difference at contract inception between the foreign exchange spot rate and the forward rate (i.e., the forward points). The initial value of this excluded component is recognized as a reduction to interest expense in a systematic and rational manner over the term of the derivative instrument. All other changes in value for the net investment hedges are included in accumulated other comprehensive loss (“AOCL”) within foreign currency translation and would only be reclassified to earnings if the European subsidiary were liquidated, or otherwise disposed.

The following table summarizes the location and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships (in thousands):

		March 31, 2022		December 31, 2021
Instrument	Balance Sheet Location	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$1,406,950	$97,842	$925,810	$73,819
Forward contracts	Other current liabilities	$—	$—	$235,180	$2,935
Foreign currency debt	Long-term debt	€700,000	$781,060	€700,000	$792,820
The tables below presents gains related to designated net investment hedges:

	Gain Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2022	2021	2022	2021
Three Months Ended March 31,
Net investment hedges:
Forward contracts	$19,393	$37,515	$7,565	$6,574
Foreign currency debt	11,760	40,950	—	—
Total	$31,153	$78,465	$7,565	$6,574

7. Fair Value of Financial Instruments
As of March 31, 2022 the fair value of our senior unsecured notes was approximately $3.3 billion, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.
8. Employee Benefit Plans
Net periodic benefit income from our pension plans included the following components for the three months ended March 31:

	Pension Benefits
(in thousands)	2022	2021
Service cost	$2,616	$3,041
Interest cost	18,867	17,906
Expected return on plan assets	(37,672)	(38,732)
Amortization of prior service cost	172	172
Amortization of actuarial loss	9,279	12,456
Net periodic benefit income	$(6,738)	$(5,157)
Service cost is recorded in selling, administrative and other expenses in the condensed consolidated statements of income while all other components are recorded within other non-operating expense (income). Pension benefits also include amounts related to supplemental retirement plans.
9. Acquisitions
We acquired several businesses for approximately $1.4 billion and $20.3 million, net of cash acquired, during the three months ended March 31, 2022 and March 31, 2021, respectively.
For each acquisition, we allocate the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for acquired businesses are included in our condensed consolidated statements of income beginning on their respective acquisition dates.

KDG Acquisition
On January 3, 2022, we, through our wholly-owned subsidiary, Motion Industries, Inc., acquired all of the equity interests in KDG for a purchase price of approximately $1.3 billion in cash. KDG, which is headquartered in Bloomfield, Connecticut, is a power transmission, automation and fluid power industrial distributor and solutions provider with operations throughout the United States, providing electro-mechanical products, bearings, power transmission, motion control and electrical and fluid power components to MRO and OEM customers. KDG has approximately 1,700 employees with approximately 220 locations across the United States and Puerto Rico. As of January 3, 2022, KDG had estimated annual revenues of approximately $1.1 billion.
The net cash consideration transferred of approximately $1.3 billion is net of the estimated cash acquired of approximately $30.0 million.
The KDG acquisition was financed using a combination of borrowings under the existing unsecured revolving credit facility, proceeds of $200.0 million from the selling of additional receivables under our amended A/R Sales Agreement and $109.0 million of cash.
The following table summarizes the preliminary, estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The fair value of the acquired identifiable intangible assets is provisional pending completion of the final valuations for these assets. We are in the process of analyzing the estimated values of all assets acquired and liabilities assumed as of the acquisition date, including, among other things, obtaining valuations of certain tangible and intangible assets, as well as the fair value of certain contracts and the determination of certain tax balances. Additional adjustments may be made to the acquisition accounting during the measurement period primarily related to intangible asset revaluations, tax accounting and leases.

(in thousands)	As of January 3, 2022
Trade accounts receivable	$156,000
Merchandise inventories	166,000
Prepaid expenses and other current assets	39,000
Property, plant and equipment	26,000
Operating lease assets	49,000
Other assets	1,000
Total identifiable assets acquired (excluding other intangible assets and goodwill)	437,000
Trade accounts payable	85,000
Other current liabilities	32,000
Operating lease liabilities	17,000
Deferred tax liabilities	121,000
Other long-term liabilities	39,000
Total liabilities assumed	294,000
Net identifiable assets acquired (excluding other intangible assets and goodwill)	143,000
Other intangible assets and goodwill	1,166,000
Net assets acquired	$1,309,000
The goodwill was assigned to the Industrial segment and is attributable primarily to expected synergies and the assembled workforce. Approximately $261 million of the estimated goodwill recognized as part of the KDG acquisition is expected to be tax deductible.
For the three months ended March 31, 2022, approximately $5.0 million of inventory amortization step-up costs related to this acquisition were included in cost of goods sold and approximately $21.5 million of transaction and other costs were included in selling, administrative and other expenses in the condensed consolidated statement of income.

10. Accumulated Other Comprehensive Loss
The following tables present the changes in AOCL by component for the three months ended March 31:

	Changes in Accumulated Other Comprehensive Loss by Component
(in thousands)	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2022	$(463,227)	$(15,042)	$(379,470)	$(857,739)
Other comprehensive income before reclassifications	—	—	42,132	42,132
Amounts reclassified from accumulated other comprehensive loss	6,989	3,741	—	10,730
Other comprehensive income, net of income taxes	6,989	3,741	42,132	52,862
Ending balance, March 31, 2022	$(456,238)	$(11,301)	$(337,338)	$(804,877)

	Changes in Accumulated Other Comprehensive Loss by Component
(in thousands)	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2021	$(692,868)	$(30,007)	$(313,627)	$(1,036,502)
Other comprehensive loss before reclassifications	—	—	(295)	(295)
Amounts reclassified from accumulated other comprehensive loss	9,296	3,741	—	13,037
Other comprehensive income (loss), net of income taxes	9,296	3,741	(295)	12,742
Ending balance, March 31, 2021	$(683,572)	$(26,266)	$(313,922)	$(1,023,760)

The AOCL components related to the pension benefits are included in the computation of net periodic benefit income in the employee benefit plans footnote. Generally, tax effects in AOCL are established at the currently enacted tax rate and reclassified to net income in the same period that the related pre-tax AOCL reclassifications are recognized.
11. Guarantees
We guarantee the borrowings of certain independently controlled automotive parts stores and businesses (“independents”) and certain other affiliates in which we have a noncontrolling equity ownership interest (“affiliates”). While such borrowings of the independents and affiliates are outstanding, we are required to maintain compliance with certain covenants. At March 31, 2022, we were in compliance with all such covenants.
As of March 31, 2022, the total borrowings of the independents and affiliates subject to guarantee by us were approximately $949.7 million. These loans generally mature over periods from one to six years. We regularly monitor the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents and affiliates that participate in the guarantee programs. In the event that we are required to make payments in connection with these guarantees, we would obtain and liquidate certain collateral pledged by the independents or affiliates (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. We recognize a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, we have not had significant losses in connection with guarantees of independents’ and affiliates’ borrowings and the current expected credit loss reserve is not material. As of March 31, 2022, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.

As of March 31, 2022, we have recognized certain assets and liabilities amounting to $80.0 million each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets. The liabilities relate to our noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from our current expected credit loss reserve.
12. Commitments and Contingencies
Legal Matters
From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity and capital resources. There have been no significant developments to the information presented in our 2021 Annual Report on Form 10-K with respect to litigation or commitments and contingencies.
Environmental Liabilities
Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed an applied threshold not to exceed $1.0 million. Applying this threshold, there are no environmental matters to disclose for this period.
13. Earnings Per Share
As more fully discussed in the share-based compensation footnote of our notes to the consolidated financial statements in our 2021 Annual Report on Form 10-K, we maintain various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents and other share-based awards. Certain outstanding options are not included in the diluted earnings per share calculation because their inclusion would have been anti-dilutive.
The following table summarizes anti-dilutive shares outstanding:

	Three Months Ended March 31,
	2022	2021
Anti-dilutive shares outstanding	1,341	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results for the year ended December 31, 2022.
Forward-Looking Statements
Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission (“SEC”), release to the public, or make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in the future tense and all statements accompanied by words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “would,” “could,” “should,” “position,” “will,” “project,” “intend,” “plan,” “on track,” “anticipate,” “to come,” “may,” “possible,” “assume,” or similar expressions are intended to identify such forward-looking statements. These forward-looking statements include our view of business and economic trends for the remainder of the year and our expectations regarding our ability to capitalize on these business and economic trends and to execute our strategic priorities. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking.
We caution you that all forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, the extent and duration of the disruption to our business operations caused by the global health crisis associated with the COVID-19 pandemic, including the effects on the financial health of our business partners and customers, on supply chains and our suppliers, on vehicle miles driven as well as other metrics that affect our business, and on access to capital and liquidity provided by the financial and capital markets; our ability to maintain compliance with our debt covenants; our ability to successfully integrate acquired businesses into our operations and to realize the anticipated synergies and benefits; our ability to successfully implement our business initiatives in our two business segments; slowing demand for our products; the ability to maintain favorable supplier arrangements and relationships; disruptions in global supply chains and in our suppliers' operations, including as a result of the impact of COVID-19 on our suppliers and our supply chain; changes in national and international legislation or government regulations or policies, including changes to import tariffs, environmental and social policy, infrastructure programs and privacy legislation, and their impact to us and our suppliers and customers; changes in general economic conditions, including unemployment, inflation (including the impact of tariffs) or deflation and geopolitical conflicts, such as the conflict between Russia and Ukraine; changes in tax policies; volatile exchange rates; volatility in oil prices; significant cost increases, such as rising fuel and freight expenses; our ability to successfully attract and retain employees in the current labor market; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; failure or weakness in our disclosure controls and procedures and internal controls over financial reporting, including as a result of the work from home environment; the uncertainties and costs of litigation; disruptions caused by a failure or breach of our information systems, as well as other risks and uncertainties discussed in our 2021 Annual Report on Form 10-K and Item 1A, Risk Factors, in this report on Form 10-Q (all of which may be amplified by the COVID-19 pandemic and geopolitical conflicts, such as the current conflict between Russia and Ukraine) and from time to time in our subsequent filings with the SEC.
Forward-looking statements speak only as of the date they are made, and we undertake no duty to update any forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-K, 10-Q, 8-K and other reports filed with the SEC.
Overview
Genuine Parts Company is a service organization engaged in the global distribution of automotive and industrial replacement parts. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. We conduct business in North America, Europe and Australasia from a network of more than 10,300 locations.
Our Automotive Parts Group operated in the U.S., Canada, Mexico, France, the U.K., Ireland, Germany, Poland, the Netherlands, Belgium, Australia and New Zealand as of March 31, 2022, and accounted for 62% of total revenues for the three months ended March 31, 2022. Our Industrial Parts Group operated in the U.S., Canada, Mexico,

Australia, New Zealand, Indonesia and Singapore. The Industrial Parts Group accounted for 38% of the our total revenues for the three months ended March 31, 2022.
At Genuine Parts Company, our mission is to be a world-class service organization and the employer of choice, supplier of choice, valued customer of choice and investment of choice - we keep the world moving! This is our purpose and the foundation of how we do business. Additionally, we strive to be a respected business community member and a good corporate citizen. Our strategic financial objectives are intended to align with our mission and drive value for all our stakeholders. Our strategic financial objectives include: (1) top line revenue growth in excess of market growth; (2) improved operating margin; (3) strong balance sheet and cash flows; and (4) effective capital allocation.
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
Results of Operations
Overview
Our Automotive Parts Group and Industrial Parts Group both experienced continued recovery and expansion in their operations, reporting strong sales and segment profit margin growth during the three months ended March 31, 2022 when compared to the same prior year period. Our Industrial Parts Group benefited from the January 2022 acquisition of Kaman Distribution Group. We expect this strategic and highly synergistic combination to significantly enhance our scale and to strengthen our market leading position, creating a premier leader in industrial solutions. Additionally both businesses were resilient in managing through ongoing supply chain challenges and inflationary pressures.
Sales
Sales for the three months ended March 31, 2022 were $5.3 billion, an 18.6% increase compared to $4.5 billion for the same period of the prior year. The increase in sales is attributable to a 12.3% increase in comparable sales and an 8.1% benefit from acquisitions, slightly offset by a net unfavorable impact of foreign currency and other of 1.8%. The 12.3% increase in comparable sales was primarily driven by the continued increase in consumer activity and pricing increases to offset product cost and other inflationary pressures.
Sales for the Automotive Parts Group increased 10.9% for the three months ended March 31, 2022 compared to the same period in the prior year. This group's revenue increase for the three months ended March 31, 2022 consisted of an approximate 10.3% increase in comparable sales driven by strong demand in all geographical regions and pricing increases to offset product costs and other inflationary pressures. The overall sales increase also included a 3.1% benefit from acquisitions and was slightly offset by a 2.5% net unfavorable impact of foreign currency and other.
Sales for the Industrial Parts Group increased 33.6% for the three months ended March 31, 2022 compared to the same period in 2021. The increase reflects a 17.9% benefit from the acquisition of Kaman Distribution Group and a 16.1% increase in comparable sales, slightly offset by a 0.4% unfavorable impact of foreign currency as compared to the same period in 2021. Our Industrial Parts Group continues to benefit from continued expansion in the industrial economy, which is evident in indicators such as the Purchasing Managers Index and Industrial Production Index.
Cost of Goods Sold and Operating Expenses
Cost of goods sold for the three months ended March 31, 2022 was $3.5 billion, an 18.6% increase from $2.9 billion for the same period in 2021. As a percentage of net sales, cost of goods sold was 65.5% for the three months ended March 31, 2022 and 2021. Cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our suppliers to our distribution centers, retail stores and branches, as well as supplier volume incentives and inventory adjustments. The increase in costs of goods sold for the three months ended March 31, 2022 was primarily driven by inflation and increased demand.
Total operating expenses increased 17.6% to $1.5 billion for the three months ended March 31, 2022 compared to $1.3 billion for the same three month period in 2021. As a percentage of net sales, operating expenses decreased to 28.3% compared to 28.5% in the three months ended March 31, 2022 and 2021, respectively. The decrease in operating expenses as a percentage of net sales for the period is primarily related to improved leverage on stronger sales and cost control initiatives.
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
Segment Profit
The Automotive Parts Group's segment profit increased 12.3% in the three months ended March 31, 2022 compared to the same period of 2021, and its segment profit margin increased to 8.1% compared to 8.0% for the same period of the previous year. This slight improvement in segment profit margin, despite inflationary headwinds, reflects the strong operating results in all geographical regions, driven primarily by strong sales demand and the execution of our growth and operating initiatives.
The Industrial Parts Group's segment profit increased 50.3% in the three months ended March 31, 2022 compared to the same three month period of 2021 primarily driven by the acquisition of Kaman Distribution Group. This groups segment profit margin increased to 9.3% compared to 8.3% for the same period of the previous year. The improved segment profit margin is primarily due to the benefit of strong sales growth and strategic initiatives in areas such as category management and pricing.
Income Taxes
Our effective income tax rate was 24.5% and 23.8% for the three months ended March 31, 2022 and 2021, respectively. The increase in the rate is primarily related to prior year gains on the sale of real estate and geographic income mix shifts.
Net Income
For the three months ended March 31, 2022, net income was $245.8 million, an increase of 12.9% compared to net income of $217.7 million for the same three month period of the prior year. On a per share diluted basis, net income was $1.72, an increase of 14.7% compared to $1.50 for the same three month period of 2021.
For the three months ended March 31, 2022, net income on an adjusted basis was $265.7 million, an increase of 22.0% compared to adjusted net income of $217.7 million for the same three month period of the prior year. On a per share basis, net income on an adjusted basis was $1.86 for the three months ended March 31, 2022, an increase of 24.0% compared to $1.50 for the same three month period of 2021. For 2021, adjusted net income and adjusted diluted net income per common share are both non-GAAP measures (see table below for reconciliations to the most directly comparable GAAP measures).
The following table sets forth a reconciliation of net income and diluted net income per common share to adjusted net income and adjusted diluted net income per common share to account for the impact of these adjustments. We believe that the presentation of adjusted net income and adjusted diluted net income per common share, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to both management and investors that is indicative of our core operations. We consider these metrics useful to investors because they provide greater transparency into management’s view and assessment of our ongoing operating performance by removing items management believes are not representative of our operations and may distort our longer-term operating trends. We believe these measures are useful and enhance the comparability of our results from period to period and with our competitors, as well as show ongoing results from operations distinct from items that are infrequent or not associated with our core operations. We do not, nor do we suggest that investors should, consider such non-GAAP financial measures, as superior to, in isolation from, or as a substitute for, GAAP financial information.

	Three Months Ended March 31,
(in thousands)	2022	2021
GAAP net income	$245,838	$217,710

Adjustments:
Gain on insurance proceeds (1)	(634)	—
Transaction and other costs (2)	26,549	—
Total adjustments	25,915	—
Tax impact of adjustments	(6,103)	—
Adjusted net income	$265,650	$217,710
The table below represent amounts per common share assuming dilution:

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
GAAP net income	$1.72	$1.50

Adjustments:
Gain on insurance proceeds (1)	(0.01)	—
Transaction and other costs (2)	0.19	—
Total adjustments	0.18	—
Tax impact of adjustments	(0.04)	—
Adjusted diluted net income per common share	$1.86	$1.50
Weighted average common shares outstanding – assuming dilution	142,842	145,300
The table below clarifies where the adjusted items are presented in the condensed consolidated statements of income.

	Three Months Ended March 31,
(in thousands)	2022	2021
Line item:
Cost of goods sold	$5,000	$—
Selling, administrative and other expenses	21,549	—
Non-operating expense (income): Other	(634)	—
Total adjustments	$25,915	$—
(1)    Adjustment reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs.
(2)    Adjustment primarily reflects costs associated with the January 3, 2022 acquisition of Kaman Distribution Group. Refer to the acquisition footnote for more information regarding the acquisition.
Financial Condition
Our cash balance of $610.8 million at March 31, 2022 decreased $103.9 million, or 14.5%, from December 31, 2021. For the three months ended March 31, 2022, we had net cash provided by operating activities of $398.8 million, net cash used in investing activities of $1.4 billion and net cash provided by financing activities of $914.0 million.
The cash provided by operating activities was driven by higher net income for the three months ended March 31, 2022 and the effective management of our working capital. In addition, cash from operations included a $200 million benefit related to our A/R Sales Agreement during the quarter. We used $1.4 billion cash for investing activities primarily in connection with the acquisition of Kaman Distribution Group, in addition to $78.0 million for capital expenditures. The financing activities consisted primarily of $1.1 billion of net proceeds from debt primarily from the Senior Notes offering (as discussed below). This was partially offset by $115.9 million for dividends paid to our shareholders and $72.9 million of stock repurchases.
Each of our working capital line items were impacted by the acquisition of Kaman Distribution Group (refer to our acquisitions footnote in the notes to condensed consolidated financial statements for further information). Accounts receivable increased $339.9 million, or 18.9%, from December 31, 2021. Inventory increased $321.6 million, or 8.3%. Accounts receivable and inventory were both impacted by first quarter increase in revenues and related product demand. Accounts payable increased $409.6 million, or 8.5% from December 31, 2021, in line with the increase in inventory. Total debt of $3.5 billion at March 31, 2022 increased $1.1 billion, or 45.6%, from December 31, 2021 driven primarily by the Senior Notes offering (as discussed below).
We continue to negotiate extended payment dates with our suppliers. Our current payment terms with the majority of our suppliers range from 30 to 360 days. Several global financial institutions offer voluntary supply chain finance (“SCF”) programs which enable our suppliers, at their sole discretion, to sell their receivables from us to these financial institutions on a non-recourse basis at a rate that takes advantage of our credit rating and may be beneficial to them. The SCF program is primarily available to suppliers of goods and services included in cost of goods sold in our condensed consolidated statements of income. Our suppliers and us agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to us and they issue the associated invoices to us based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. In turn, we direct payment to the financial institutions, rather than the suppliers, for the invoices sold to the financial institutions. No guarantees are provided by us or any of our subsidiaries on third-party performance under the SCF program; however, we guarantee the payment by our subsidiaries to the financial institutions participating in the SCF program for the applicable invoices. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable in our condensed consolidated balance sheets. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our condensed consolidated statements of cash flows. As of March 31, 2022 and December 31, 2021, the outstanding payment obligations to the financial institutions are $2.7 billion and $2.7 billion, respectively. The amount settled through the SCF program was $855 million and $577 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
Liquidity and Capital Resources
We ended the quarter with $2.0 billion of total liquidity (comprising $1.4 billion availability on the revolving credit facility and $610.8 million of cash and cash equivalents). From time to time, we may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk. We currently believe that the existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
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
On January 3, 2022, we amended our A/R Sales Agreement to increase the facility limit by an additional $200 million bringing the total to $1.0 billion. The terms of the A/R Sales Agreement limit the balance of receivables sold to approximately $1.0 billion at any point in time. Refer to the A/R Sales Agreement footnote in the notes to condensed consolidated financial statements for more information.
On January 6, 2022, we issued $500.0 million of unsecured 1.750% Senior Notes due 2025. Simultaneously, we issued $500.0 million of unsecured 2.750% Senior Notes due 2032. For both offerings, interest is payable semi-annually on February 1 and August 1 of each year, beginning August 1, 2022. We utilized the proceeds from these offerings to repay the borrowings under the Revolving Credit Facility which were incurred to finance a significant portion of the KDG Acquisition.
We expect to be able to continue to borrow funds at reasonable rates over the long term. At March 31, 2022, our total average cost of debt was 2.31%, and we remain in compliance with all covenants connected with our borrowings.

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
On February 14, 2022, we announced a 10% increase in the regular quarterly cash dividend for 2022. Our Board of Directors increased the cash dividend payable to an annual rate of $3.58 per share compared with the previous dividend of $3.26 per share. We have paid a cash dividend every year since going public in 1948, and 2022 marks the 66th consecutive year of increased dividends paid to shareholders.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our 2021 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2021.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnishes under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
On January 3, 2022, we completed the KDG Acquisition. We are in the process of integrating KDG into our system of internal control over financial reporting.
Excluding the KDG acquisition, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity and capital resources. Except as set forth herein, there have been no significant developments to the information presented in our 2021 Annual Report on Form 10-K with respect to litigation or commitments and contingencies. See the Commitments and Contingencies footnote in the notes to condensed consolidated financial statements for more information, which information is incorporated by reference herein.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Geopolitical conflicts, including the conflict between Russia and Ukraine, may adversely affect our business and results of operations.
We have operations or activities in numerous countries and regions outside the United States, including throughout Europe and Australasia. As a result, our global operations are affected by economic, political and other conditions in the foreign countries in which we do business as well as U.S. laws regulating international trade. Specifically, the current conflict between Russia and Ukraine is creating substantial uncertainty about the future impact on the global economy. Countries across the globe are instituting sanctions and other penalties against Russia. The retaliatory measures that have been taken, and could be taken in the future, by the U.S., NATO, and other countries have created global security concerns that could result in broader European military and political conflicts and otherwise have a substantial impact on regional and global economies, any or all of which could adversely affect our business, particularly our European operations.
While the broader consequences are uncertain at this time, the continuation and/or escalation of the Russian and Ukraine conflict, along with any expansion of the conflict to surrounding areas, create a number of risks that could adversely impact our business, including:
•increased inflation and significant volatility in commodity prices;
•disruptions to our global technology infrastructure, including through cyberattacks, ransom attacks or cyber-intrusion;
•adverse changes in international trade policies and relations;
•our ability to maintain or increase our prices, including freight in response to rising fuel costs;
•disruptions in global supply chains;
•increased exposure to foreign currency fluctuations;
•constraints, volatility or disruption in the credit and capital markets; and
•exacerbating the other risks disclosed in our Annual Report.
All of these risks could materially and adversely affect our business and results of operations. We are continuing to monitor the situation in the Ukraine and globally and assess its potential impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the purchases of shares of our common stock during the three months ended March 31, 2022:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2022 through January 31, 2022	165,944	$135.98	144,939	11,720,278
February 1, 2022 through February 28, 2022	225,445	$125.76	216,971	11,503,307
March 1, 2022 through March 31, 2022	230,290	$124.27	209,694	11,293,613
Totals	621,679	$127.94	571,604	11,293,613
(1)Includes shares surrendered by employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15.0 million shares. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 11.3 million shares authorized remain available to be repurchased. There were no other repurchase plans announced as of March 31, 2022.

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

Exhibit 4.1
Officer’s Certificate, dated January 10, 2022, pursuant to Sections 3.01 and 3.03 of the Indenture, dated October 29, 2020, setting forth the terms of the 1.750% Senior Notes due 2025 and 2.750% Senior Notes due 2032 (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 10, 2022)

Exhibit 4.2	Form of 1.750% Senior Notes due 2025 (included in Exhibit 4.1)

Exhibit 4.3	Form of 2.750% Senior Notes due 2032 (included in Exhibit 4.1)

Exhibit 10.1	Offer Letter, dated January 21, 2022 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 25, 2022)

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer – filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer – filed herewith

Exhibit 32
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer and Chief Financial Officer – furnished herewith

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the period ended March 31, 2022 formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: April 21, 2022	/s/ Carol B. Yancey
Carol B. Yancey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)