Form 10-Q
period 2022-06-30
GENUINE PARTS CO
filed 2022-07-27
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 141,430,948 shares of common stock outstanding as of July 25, 2022.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$519,131	$714,701
Trade accounts receivable, less allowance for doubtful accounts (2022 – $57,413; 2021 – $44,425)	2,235,453	1,797,955
Merchandise inventories, net	4,296,191	3,889,919
Prepaid expenses and other current assets	1,475,493	1,353,847
Total current assets	8,526,268	7,756,422
Goodwill	2,538,240	1,915,307
Other intangible assets, less accumulated amortization	1,853,222	1,406,401
Property, plant and equipment, less accumulated depreciation (2022 – $1,370,095; 2021 – $1,339,706)	1,236,859	1,234,399
Operating lease assets	1,067,614	1,053,689
Other assets	1,015,984	985,884
Total assets	$16,238,187	$14,352,102

Liabilities and equity
Current liabilities:
Trade accounts payable	$5,409,587	$4,804,939
Current portion of debt	14,118	—
Dividends payable	126,716	115,876
Other current liabilities	1,743,439	1,660,768
Total current liabilities	7,293,860	6,581,583
Long-term debt	3,304,223	2,409,363
Operating lease liabilities	800,672	789,175
Pension and other post–retirement benefit liabilities	263,314	265,134
Deferred tax liabilities	407,763	280,778
Other long-term liabilities	514,792	522,779
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2022 – 141,280,841 shares; 2021 – 142,180,683 shares	141,281	142,181
Additional paid-in capital	123,388	119,975
Accumulated other comprehensive loss	(953,228)	(857,739)
Retained earnings	4,329,115	4,086,325
Total parent equity	3,640,556	3,490,742
Noncontrolling interests in subsidiaries	13,007	12,548
Total equity	3,653,563	3,503,290
Total liabilities and equity	$16,238,187	$14,352,102
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net sales	$5,602,414	$4,783,738	$10,897,049	$9,248,452
Cost of goods sold	3,641,615	3,094,633	7,110,303	6,018,532
Gross profit	1,960,799	1,689,105	3,786,746	3,229,920
Operating expenses:
Selling, administrative and other expenses	1,364,015	1,349,309	2,767,994	2,544,473
Depreciation and amortization	85,890	73,960	173,259	146,256
Provision for doubtful accounts	2,899	5,037	7,393	9,946
Total operating expenses	1,452,804	1,428,306	2,948,646	2,700,675
Non-operating expense (income):
Interest expense, net	20,248	15,362	40,098	33,686
Other	(3,820)	(24,170)	(19,281)	(59,907)
Total non-operating expense (income)	16,428	(8,808)	20,817	(26,221)
Income before income taxes	491,567	269,607	817,283	555,466
Income taxes	119,038	73,111	198,916	141,260
Net income	$372,529	$196,496	$618,367	$414,206
Dividends declared per common share	$0.8950	$0.8150	$1.7900	$1.6300
Basic earnings per share	$2.63	$1.36	$4.36	$2.87
Diluted earnings per share	$2.62	$1.36	$4.34	$2.85

Weighted average common shares outstanding	141,581	144,211	141,747	144,312
Dilutive effect of stock options and non-vested restricted stock awards	723	772	835	846
Weighted average common shares outstanding – assuming dilution	142,304	144,983	142,582	145,158
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$372,529	$196,496	$618,367	$414,206
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments, net of income taxes in 2022 — $31,638 and $40,049; 2021 — $7,019 and $14,166, respectively	(159,078)	7,131	(116,946)	6,836
Cash flow hedge adjustments, net of income taxes in 2022 — $1,383 and $2,767 ; 2021 — $1,383 and $2,767, respectively	3,741	3,741	7,482	7,482
Pension and postretirement benefit adjustments, net of income taxes in 2022 — $2,580 and $5,160; 2021 — $3,434 and $6,855, respectively	6,986	9,334	13,975	18,630
Other comprehensive (loss) income, net of income taxes	(148,351)	20,206	(95,489)	32,948
Comprehensive income	$224,178	$216,702	$522,878	$447,154
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2022
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
April 1, 2022	141,627,749	$141,628	$126,064	$(804,877)	$4,132,925	$3,595,740	$12,136	$3,607,876
Net income	—	—	—	—	372,529	372,529	—	372,529
Other comprehensive income, net of tax	—	—	—	(148,351)	—	(148,351)	—	(148,351)
Cash dividend declared, $0.895 per share	—	—	—	—	(126,716)	(126,716)	—	(126,716)
Share-based awards exercised, including tax benefit of $2,423	30,588	30	(13,387)	—	—	(13,357)	—	(13,357)
Share-based compensation	—	—	10,711	—	—	10,711	—	10,711
Purchase of stock	(377,496)	(377)	—	—	(49,623)	(50,000)	—	(50,000)
Noncontrolling interest activities	—	—	—	—	—	—	871	871
June 30, 2022	141,280,841	$141,281	$123,388	$(953,228)	$4,329,115	$3,640,556	$13,007	$3,653,563

	Six Months Ended June 30, 2022
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2022	142,180,683	$142,181	$119,975	$(857,739)	$4,086,325	$3,490,742	$12,548	$3,503,290
Net income	—	—	—	—	618,367	618,367	—	618,367
Other comprehensive income, net of tax	—	—	—	(95,489)	—	(95,489)	—	(95,489)
Cash dividend declared, $1.79 per share	—	—	—	—	(253,607)	(253,607)	—	(253,607)
Share-based awards exercised, including tax benefit of $3,137	49,258	49	(14,469)	—	—	(14,420)	—	(14,420)
Share-based compensation	—	—	17,882	—	—	17,882	—	17,882
Purchase of stock	(949,100)	(949)	—	—	(121,970)	(122,919)	—	(122,919)
Noncontrolling interest activities	—	—	—	—	—	—	459	459
June 30, 2022	141,280,841	$141,281	$123,388	$(953,228)	$4,329,115	$3,640,556	$13,007	$3,653,563

	Three Months Ended June 30, 2021
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
April 1, 2021	144,458,057	$144,458	$117,867	$(1,023,760)	$4,085,998	$3,324,563	$11,546	$3,336,109
Net income	—	—	—	—	196,496	196,496	—	196,496
Other comprehensive income, net of tax	—	—	—	20,206	—	20,206	—	20,206
Cash dividend declared, $0.815 per share	—	—	—	—	(117,406)	(117,406)	—	(117,406)
Share-based awards exercised, including tax benefit of $4,863	279,441	280	(14,181)	—	—	(13,901)	—	(13,901)
Share-based compensation	—	—	8,286	—	—	8,286	—	8,286
Purchase of stock	(1,435,825)	(1,436)	—	—	(182,929)	(184,365)	—	(184,365)
Noncontrolling interest activities	—	—	—	—	—	—	(280)	(280)
June 30, 2021	143,301,673	$143,302	$111,972	$(1,003,554)	$3,982,159	$3,233,879	$11,266	$3,245,145

	Six Months Ended June 30, 2021
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2021	144,354,335	$144,354	$117,165	$(1,036,502)	$3,979,779	$3,204,796	$13,207	$3,218,003
Net income	—	—	—	—	414,206	414,206	—	414,206
Other comprehensive income, net of tax	—	—	—	32,948	—	32,948	—	32,948
Cash dividend declared, $1.63 per share	—	—	—	—	(235,120)	(235,120)	—	(235,120)
Share-based awards exercised, including tax benefit of $6,627	383,163	384	(19,714)	—	—	(19,330)	—	(19,330)
Share-based compensation	—	—	14,521	—	—	14,521	—	14,521
Purchase of stock	(1,435,825)	(1,436)	—	—	(182,929)	(184,365)	—	(184,365)
Cumulative effect from adoption of ASU 2019-12 (1)	—	—	—	—	6,223	6,223	—	6,223
Noncontrolling interest activities	—	—	—	—	—	—	(1,941)	(1,941)
June 30, 2021	143,301,673	$143,302	$111,972	$(1,003,554)	$3,982,159	$3,233,879	$11,266	$3,245,145

(1)We adopted Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, during the first quarter of 2021.
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2022	2021
Operating activities:
Net income	$618,367	$414,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173,259	146,256
Share-based compensation	17,882	14,521
Gain on sale of real estate	(102,803)	—
Intangible asset impairment	17,061	—
Excess tax benefits from share-based compensation	(3,137)	(6,627)
Changes in operating assets and liabilities	70,356	136,074
Net cash provided by operating activities	790,985	704,430
Investing activities:
Purchases of property, plant and equipment	(152,976)	(89,993)
Proceeds from sale of property, plant and equipment	140,841	22,065
Proceeds from divestitures of businesses	26,102	13,705
Acquisitions of businesses and other investing activities	(1,557,420)	(97,168)
Net cash used in investing activities	(1,543,453)	(151,391)
Financing activities:
Proceeds from debt	3,850,642	31,599
Payments on debt	(2,872,124)	(142,295)
Share-based awards exercised	(14,420)	(19,330)
Dividends paid	(242,767)	(231,627)
Purchases of stock	(122,919)	(184,365)
Other financing activities	(13,901)	(2,159)
Net cash provided by (used in) financing activities	584,511	(548,177)
Effect of exchange rate changes on cash and cash equivalents	(27,613)	(7,639)
Net decrease in cash and cash equivalents	(195,570)	(2,777)
Cash and cash equivalents at beginning of period	714,701	990,166
Cash and cash equivalents at end of period	$519,131	$987,389
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company,” “we,” “our,” “us,” or “its”) for the year ended December 31, 2021. Accordingly, the unaudited condensed consolidated financial statements and related disclosures herein should be read in conjunction with our 2021 Annual Report on Form 10-K. Significant accounting policies and other disclosures normally provided have been omitted since they are disclosed in our Annual Report and have not changed.
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
In the opinion of management, all adjustments necessary for a fair presentation of our financial results for the interim periods have been made. These adjustments are of a normal recurring nature. We have reclassified certain prior period amounts to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results for the year ended December 31, 2022. We have evaluated subsequent events through the date the unaudited condensed consolidated financial statements covered by this quarterly report were issued.
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
Debt
1.750% and 2.750% Senior Notes Offering
On January 6, 2022, we issued $500 million of unsecured 1.750% Senior Notes due 2025. Simultaneously, we issued $500 million of unsecured 2.750% Senior Notes due 2032. For both offerings, interest is payable semi-annually on February 1 and August 1 of each year, beginning August 1, 2022.
We utilized the proceeds from these offerings to repay borrowings under our Revolving Credit Facility, which were incurred to finance a significant portion of the Kaman Distribution Group ("KDG") acquisition.

Derivatives and Hedging
The following table summarizes the classification and carrying amounts of derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships (in thousands):

		June 30, 2022		December 31, 2021
Instrument	Balance Sheet Classification	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$1,406,950	$172,393	$925,810	$73,819
Forward contract	Other current liabilities	$—	$—	$235,180	$2,935
Foreign currency debt	Long-term debt	€700,000	$730,870	€700,000	$792,820
The tables below present gains and losses related to designated net investment hedges:

	Gain (Loss) Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2022	2021	2022	2021
Three Months Ended June 30,
Forward contracts	$66,986	$(13,329)	$7,565	$6,574
Foreign currency debt	50,190	(12,670)	—	—
Total	$117,176	$(25,999)	$7,565	$6,574

	Gain Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2022	2021	2022	2021
Six Months Ended June 30,
Forward contracts	$86,380	$24,186	$15,130	$13,148
Foreign currency debt	61,950	28,280	—	—
Total	$148,330	$52,466	$15,130	$13,148
Fair Value of Financial Instruments
As of June 30, 2022 the fair value of our senior unsecured notes was approximately $3 billion, which are designated as Level 2 in the fair value hierarchy.
Guarantees
We guarantee the borrowings of certain independently controlled automotive parts stores and businesses (“independents”) and certain other affiliates in which we have a noncontrolling equity ownership interest (“affiliates”). While such borrowings of the independents and affiliates are outstanding, we are required to maintain compliance with certain covenants. At June 30, 2022, we were in compliance with all such covenants.
As of June 30, 2022, the total borrowings of the independents and affiliates subject to guarantee by us were approximately $902 million. These loans generally mature over periods from one to six years. We regularly monitor the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents and affiliates that participate in the guarantee programs. In the event that we are required to make payments in connection with these guarantees, we would obtain and liquidate certain collateral pledged by the independents or affiliates (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. We recognize a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, we have not had significant losses in connection with guarantees of independents’ and affiliates’ borrowings and the current expected credit loss reserve is not material. As of June 30, 2022, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
As of June 30, 2022, we have recognized certain assets and liabilities amounting to $71 million each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets. The liabilities relate to our noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from our current expected credit loss reserve.
Earnings Per Share
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
The following table summarizes anti-dilutive shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Anti-dilutive shares outstanding	456	186	748	99
2. Segment Information
The following table presents a summary of our reportable segment financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net sales:
Automotive	$3,467,494	$3,196,299	$6,743,115	$6,149,464
Industrial	2,134,920	1,587,439	4,153,934	3,098,988
Total net sales	$5,602,414	$4,783,738	$10,897,049	$9,248,452
Segment profit:
Automotive	$322,553	$290,758	$587,126	$526,436
Industrial	225,472	150,413	413,825	275,705
Total segment profit	548,025	441,171	1,000,951	802,141
Interest expense, net	(20,248)	(15,362)	(40,098)	(33,686)
Intangible asset amortization	(39,630)	(27,384)	(79,324)	(52,928)
Corporate expense	(73,312)	(51,397)	(115,063)	(82,640)
Other unallocated income (expenses) (1)	76,732	(77,421)	50,817	(77,421)
Income before income taxes	$491,567	$269,607	$817,283	$555,466
(1)     The following table presents a summary of the other unallocated income and expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Other unallocated costs:
Gain on sale of real estate (2)	$102,803	$—	$102,803	$—
Gain on insurance proceeds (3)	$873	$—	$1,507	$—
Product liability damages award (4)	—	(77,421)	—	(77,421)
Transaction and other costs (5)	(26,944)	—	(53,493)	—
Total other unallocated costs	$76,732	$(77,421)	$50,817	$(77,421)

(2)    Adjustment reflects a gain on the sale of real estate that had been leased to S.P. Richards.
(3)    Adjustment reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs.
(4)    Adjustment reflects damages reinstated by the Washington Supreme Court order on July 8, 2021 in connection with a 2017 automotive product liability claim.
(5)    Adjustment primarily reflects legal and professional, restructuring, lease termination and other costs associated with the January 3, 2022 acquisition and subsequent integration of KDG. These costs also include a $17 million impairment charge driven by a decision to retire certain legacy trade names, classified as other intangible assets, prior to the end of their estimated useful lives as part of executing our KDG integration and rebranding strategy. Refer to the acquisition footnote for more information regarding the acquisition.
Net sales are disaggregated by geographical region for each of our reportable segments, as we deem this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
North America:
Automotive	$2,302,008	$2,076,562	$4,432,881	$3,939,367
Industrial	2,021,297	1,469,775	3,931,730	2,869,174
Total North America	$4,323,305	$3,546,337	$8,364,611	$6,808,541
Australasia:
Automotive	$398,940	$388,708	$777,849	$756,577
Industrial	113,623	117,664	222,204	229,814
Total Australasia	$512,563	$506,372	$1,000,053	$986,391
Europe – Automotive	$766,546	$731,029	$1,532,385	$1,453,520
Total net sales	$5,602,414	$4,783,738	$10,897,049	$9,248,452
3. Accounts Receivable Sales Agreement
Under our accounts receivable sales agreement (the "A/R Sales Agreement"), we continuously sell designated pools of receivables as they are originated by us and certain U.S. subsidiaries to a separate bankruptcy-remote special purpose entity (“SPE”). The A/R Sales Agreement has a three year term, which we intend to renew.
We continue to be involved with the receivables transferred by the SPE to the unaffiliated financial institution by providing collection services. As cash is collected on sold receivables, the SPE continuously transfers ownership and control of new qualifying receivables to the unaffiliated financial institution so that the total principal amount outstanding of receivables sold is approximately $1 billion at any point in time (which is the maximum amount allowed under the agreement as amended on January 3, 2022).
Total principal amount outstanding of receivables sold is approximately $1 billion and $800 million as of June 30, 2022 and December 31, 2021, respectively. The amount of receivables pledged as collateral as of June 30, 2022 and December 31, 2021 is approximately $1.1 billion and $973 million, respectively.
The following table summarizes the activity and amounts outstanding under the A/R Sales Agreement as of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Receivables sold to the financial institution and derecognized	$2,242,273	$1,888,942	$4,478,718	$3,816,873
Cash collected on sold receivables	$2,242,274	$1,888,940	$4,278,729	$3,816,868

Continuous cash activity related to the A/R Sales Agreement is reflected in net cash provided by operating activities in the condensed consolidated statements of cash flows. The SPE incurs fees due to the unaffiliated financial institution related to the accounts receivable sales transactions. Those fees, which are immaterial, are recorded within other non-operating expense (income) in the condensed consolidated statements of income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institution any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of June 30, 2022 and December 31, 2021 is not material. The servicing liability related to our collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.
4. Employee Benefit Plans
Net periodic benefit income from our pension plans included the following components for our pension benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Service cost	$2,586	$3,101	$5,202	$6,142
Interest cost	18,849	17,962	37,716	35,868
Expected return on plan assets	(37,646)	(38,858)	(75,318)	(77,590)
Amortization of prior service cost	172	172	344	344
Amortization of actuarial loss	9,275	12,509	18,554	24,965
Net periodic benefit income	$(6,764)	$(5,114)	$(13,502)	$(10,271)
Service cost is recorded in selling, administrative and other expenses in the condensed consolidated statements of income while all other components are recorded within other non-operating expense (income). Pension benefits also include amounts related to supplemental retirement plans.
5. Acquisitions
We acquired several businesses, including KDG, for approximately $1.6 billion, net of cash acquired, during the six months ended June 30, 2022. For the six months ended June 30, 2021, acquisitions totaled $98 million, net of cash acquired.
During the six months ended June 30, 2022, we recognized approximately $238 million and $550 million of revenue, net of store closures, related to our Automotive and Industrial acquisitions, respectively. The results of operations for acquired businesses are included in our condensed consolidated statements of income beginning on their respective acquisition dates.
For each acquisition, we allocate the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. Excluding KDG, for the six months ended June 30, 2022 and June 30, 2021, we recorded approximately $185 million and $70 million of goodwill and other intangible assets associated with acquisitions. Other intangible assets acquired consisted primarily of customer relationships with a weighted average amortization lives of 20 years.
KDG Acquisition
On January 3, 2022, we, through our wholly-owned subsidiary, Motion Industries, Inc., acquired all of the equity interests in KDG for a purchase price of approximately $1.3 billion in cash. KDG, which is headquartered in Bloomfield, Connecticut, is a power transmission, automation and fluid power industrial distributor and solutions provider with operations throughout the United States, providing electro-mechanical products, bearings, power transmission, motion control and electrical and fluid power components to MRO and OEM customers. KDG has approximately 1,700 employees with approximately 220 locations across the United States and Puerto Rico. As of January 3, 2022, KDG had estimated annual revenues of approximately $1 billion.
The net cash consideration transferred of approximately $1.3 billion is net of the estimated cash acquired of approximately $30 million.
The KDG acquisition was financed using a combination of borrowings under the existing unsecured revolving credit facility, proceeds of $200 million from the selling of additional receivables under our amended A/R Sales Agreement and $109 million of cash.
The following table summarizes the preliminary, estimated fair values of the assets acquired and liabilities assumed at the acquisition date as well as adjustments made to the acquisition accounting during the six months ended June

30, 2022 (referred to as the "measurement period adjustments"). The measurement period adjustments primarily resulted from revisions to the valuation of certain tangible and intangible assets. The fair value of the acquired identifiable intangible assets is provisional pending completion of the final valuations for these assets. We are in the process of analyzing the estimated values of all assets acquired and liabilities assumed as of the acquisition date, including, among other things, obtaining valuations of certain tangible and intangible assets, as well as the fair value of certain contracts and the determination of certain tax balances. Additional adjustments may be made to the acquisition accounting during the measurement period primarily related to intangible asset revaluations, tax accounting and leases.

	As of January 3, 2022
(in thousands)	Initial Balance	Measurement Period Adjustments	As Adjusted
Trade accounts receivable	$156,000	$—	$156,000
Merchandise inventories	166,000	(1,000)	165,000
Prepaid expenses and other current assets	39,000	(2,000)	37,000
Property, plant and equipment	26,000	(2,000)	24,000
Operating lease assets	49,000	(5,000)	44,000
Other assets	1,000	—	1,000
Other intangible assets	592,000	4,000	596,000
Goodwill	574,000	(6,000)	568,000
Total assets acquired	1,603,000	(12,000)	1,591,000
Trade accounts payable	85,000	—	85,000
Other current liabilities	32,000	—	32,000
Operating lease liabilities	17,000	(1,000)	16,000
Deferred tax liabilities	121,000	(10,000)	111,000
Other long-term liabilities	39,000	(4,000)	35,000
Total liabilities assumed	294,000	(15,000)	279,000
Net assets acquired	$1,309,000	$3,000	$1,312,000
The other intangible assets acquired included $527 million of customer relationship intangibles and a $41 million favorable trade name licensing agreement, with amortization lives of 17 and 1.5 years, respectively. The other intangible assets have a total weighted amortization life of 16 years.
The goodwill was assigned to the Industrial segment and is attributable primarily to expected synergies and the assembled workforce. Approximately $261 million of the estimated goodwill recognized as part of the KDG acquisition is expected to be tax deductible.
For the six months ended June 30, 2022, approximately $5 million of inventory amortization step-up cost related to this acquisition was included in cost of goods sold. Further, $47 million of transaction and other one-time costs, inclusive of the impairment charge described below, were included in selling, administrative, and other expenses in the condensed consolidated statements of income.
In June 2022, we incurred a $17 million non-cash impairment charge related to our decision to retire certain legacy Industrial trade names, classified as other intangible assets, prior to the end of their estimated useful lives as part of the KDG integration and rebranding strategy. We evaluate other intangible assets for potential impairment indicators annually or more frequently if circumstances change.

6. Accumulated Other Comprehensive Loss
The following tables present the changes in AOCL by component for the six months ended June 30:

	Changes in Accumulated Other Comprehensive Loss by Component
(in thousands)	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2022	$(463,227)	$(15,042)	$(379,470)	$(857,739)
Other comprehensive loss before reclassifications	—	—	(116,946)	(116,946)
Amounts reclassified from accumulated other comprehensive loss	13,975	7,482	—	21,457
Other comprehensive income (loss), net of income taxes	13,975	7,482	(116,946)	(95,489)
Ending balance, June 30, 2022	$(449,252)	$(7,560)	$(496,416)	$(953,228)

	Changes in Accumulated Other Comprehensive Loss by Component
(in thousands)	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2021	$(692,868)	$(30,007)	$(313,627)	$(1,036,502)
Other comprehensive income before reclassifications	—	—	6,836	6,836
Amounts reclassified from accumulated other comprehensive loss	18,630	7,482	—	26,112
Other comprehensive income, net of income taxes	18,630	7,482	6,836	32,948
Ending balance, June 30, 2021	$(674,238)	$(22,525)	$(306,791)	$(1,003,554)
The AOCL components related to the pension benefits are included in the computation of net periodic benefit income in the employee benefit plans footnote. Generally, tax effects in AOCL are established at the currently enacted tax rate and reclassified to net income in the same period that the related pre-tax AOCL reclassifications are recognized.
7. Commitments and Contingencies
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
Environmental Liabilities
Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed an applied threshold not to exceed $1 million. Applying this threshold, there are no environmental matters to disclose for this period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results for the year ended December 31, 2022.
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
We caution you that all forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, changes in general economic conditions, including unemployment, inflation (including the impact of tariffs) or deflation and geopolitical conflicts, such as the conflict between Russia and Ukraine; volatility in oil prices; significant cost increases, such as rising fuel and freight expenses; the extent and duration of the disruption to our business operations caused by the global health crisis associated with the COVID-19 pandemic, including the effects on the financial health of our business partners and customers, on supply chains and our suppliers, on vehicle miles driven as well as other metrics that affect our business, and on access to capital and liquidity provided by the financial and capital markets; our ability to maintain compliance with our debt covenants; our ability to successfully integrate acquired businesses into our operations and to realize the anticipated synergies and benefits; our ability to successfully implement our business initiatives in our two business segments; slowing demand for our products; the ability to maintain favorable supplier arrangements and relationships; disruptions in global supply chains and in our suppliers' operations, including as a result of the impact of COVID-19 on our suppliers and our supply chain; changes in national and international legislation or government regulations or policies, including changes to import tariffs, environmental and social policy, infrastructure programs and privacy legislation, and their impact to us, our suppliers and customers; changes in tax policies; volatile exchange rates; our ability to successfully attract and retain employees in the current labor market; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; failure or weakness in our disclosure controls and procedures and internal controls over financial reporting, including as a result of the work from home environment; the uncertainties and costs of litigation; disruptions caused by a failure or breach of our information systems, as well as other risks and uncertainties discussed in our 2021 Annual Report on Form 10-K and Item 1A, Risk Factors, in our report on Form 10-Q for the quarter ended March 31, 2022 (all of which may be amplified by the COVID-19 pandemic and geopolitical conflicts, such as the current conflict between Russia and Ukraine) and from time to time in our subsequent filings with the SEC.
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
Our Automotive Parts Group operated in the U.S., Canada, Mexico, France, the U.K., Ireland, Germany, Poland, the Netherlands, Belgium, Spain, Portugal, Australia and New Zealand as of June 30, 2022, and accounted for 62% of total revenues for the three and six months ended June 30, 2022. Our Industrial Parts Group operated in the U.S., Canada, Mexico, Australia, New Zealand, Indonesia and Singapore. The Industrial Parts Group accounted for 38% of our total revenues for the three and six months ended June 30, 2022.
Key Business Metrics - Comparable Sales
We consider comparable sales, which refers to period-over-period comparisons of our net sales excluding the impact of acquisitions, foreign currency and other, to be a key business metric. Management uses comparable sales to evaluate the results of operations and we believe that this key indicator provides additional perspective and insights when analyzing the operating performance of our business from period to period and trends in its historical operating results. While this metric is widely used by industry stakeholders, our calculation of the metric may not be comparable to similar measures disclosed by other companies, because not all companies and analysts calculate this metric in the same manner. This metric should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented in this report.
Results of Operations
Overview
Our Automotive Parts Group and Industrial Parts Group both reported strong sales and segment profit margin growth during the three and six months ended June 30, 2022 when compared to the same prior year period. Our Industrial Parts Group also benefited from the January 2022 acquisition of KDG. We expect this strategic and highly synergistic combination to significantly enhance our scale and to strengthen our market leading position, creating a premier leader in industrial solutions. Additionally both businesses were resilient in managing through ongoing supply chain challenges and inflationary pressures, and rising fuel costs, all of which we expect to continue throughout the remainder of the year.
Sales
Sales for the three months ended June 30, 2022 were $5.6 billion, a 17.1% increase compared to $4.8 billion for the same period of the prior year. The increase in sales is attributable to an 11.5% increase in comparable sales and an 8.8% benefit from acquisitions, slightly offset by a net unfavorable impact of foreign currency and other of 3.2%. Sales for the six months ended June 30, 2022 were $10.9 billion, a 17.8% increase compared to $9.2 billion for the same period of the prior year. The increase in sales is due to a 11.8% increase in comparable sales, a 8.6% benefit from acquisitions, and a 2.6% net unfavorable impact of foreign currency and other. The increases in comparable sales were primarily driven by the continued increase in consumer activity and the ongoing execution of the strategic pricing and other sales initiatives to offset product and other inflationary cost pressures when compared to the three and six months ended June 30, 2021.
Sales for the Automotive Parts Group increased 8.5% and 9.7% for the three and six months ended June 30, 2022 compared to the same periods in the prior year. This group's revenue increase for the three months ended June 30, 2022 consisted of an approximate 8.4% increase in comparable sales driven by strong demand in all geographical regions and pricing increases to offset product costs and other inflationary pressures. The overall sales increase also included a 4.5% benefit from acquisitions and was slightly offset by a 4.4% net unfavorable impact of foreign currency and other. This group's revenue increase for the six months ended June 30, 2022 consisted of an approximate 9.3% increase in comparable sales and 3.9% benefit from acquisitions, partially offset by a 3.5% net unfavorable impact from foreign currency and other compared to the same period in 2021.

Sales for the Industrial Parts Group increased 34.5% and 34% for the three and six months ended June 30, 2022 compared to the same periods in 2021. The increases reflect benefits of 17.6% and 17.7% primarily from the acquisition of KDG and increases of 17.8% and 17% in comparable sales. Our Industrial Parts Group continues to benefit from the ongoing execution of our strategic initiatives and the continued expansion in the industrial economy, which is evident in indicators such as the Purchasing Managers Index and Industrial Production Index.
Cost of Goods Sold and Operating Expenses
Cost of goods sold for the three months ended June 30, 2022 was $3.6 billion, an 17.7% increase from $3.1 billion for the same period in 2021. As a percentage of net sales, cost of goods sold was 65.0% for the three months ended June 30, 2022 compared to 64.7% for the same period in 2021. For the six months ended June 30, 2022, cost of goods sold was $7.1 billion, an 18.1% increase from $6 billion for the same six month period in 2021. As a percentage of net sales, cost of goods sold was 65.2% for the six months ended June 30, 2022 compared to 65.1% for the same period in 2021. Cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our suppliers to our distribution centers, retail stores and branches, as well as supplier volume incentives and inventory adjustments. The increases in costs of goods sold for the three and six months ended June 30, 2022 were primarily driven by increased demand, unfavorable foreign exchange impacts, inflation and moderation in supplier incentives, which were partially offset by the ongoing favorable impact of strategic category management initiatives.
Total operating expenses increased 1.7% to $1.5 billion for the three months ended June 30, 2022 compared to $1.4 billion for the same three month period in 2021. As a percentage of net sales, operating expenses decreased to 25.9% compared to 29.9% for same three month period in the previous year. For the six months ended June 30, 2022, these expenses totaled $2.9 billion, compared to $2.7 billion for the same period in 2021, and as a percentage of net sales, operating expenses decreased to 27.1% compared to 29.2% for the same six month period in 2021. For the three and six months ended June 30, 2022 operating expenses included $25 million and $47 million, respectively, of transaction and other costs associated with the KDG acquisition, inclusive of a non-cash impairment charge of $17 million from the retirement of certain legacy trade names that will no longer be used as result of the on-going KDG integration. The increase in total operating expenses for both periods was partially offset by a one-time benefit of $103 million from a gain on the sale of real estate that had been leased to S.P. Richards. The decrease in operating expenses as a percentage of net sales for the period is primarily related to improved leverage on stronger sales and cost control initiatives.
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
Segment Profit
The Automotive Parts Group's segment profit increased 10.9% in the three months ended June 30, 2022 compared to the same period of 2021, and its segment profit margin increased to 9.3% compared to 9.1% for the same period of the previous year. For the six months ended June 30, 2022, this group's segment profit increased 11.5% compared to the same period of the prior year, and its segment profit margin increased to 8.7% compared to 8.6% for the same period in 2021. These improvements in segment profit margin, despite inflationary headwinds, reflect the strong operating results in all geographical regions, driven primarily by strong sales demand and the execution of our strategic growth and operating initiatives.
The Industrial Parts Group's segment profit increased 49.9% and 50.1% in the three and six months ended June 30, 2022 compared to the same periods in 2021, primarily driven by the acquisition of KDG. For the three months and six months ended June 30, 2022, this group's segment profit margin increased to 10.6% and 10.0% compared to 9.5% and 8.9%, respectively, for the same periods of the previous year. These improved segment profit margins are primarily due to the benefit of strong sales growth and strategic initiatives in areas such as category management and pricing.
Income Taxes
Our effective income tax rate was 24.2% and 24.3% for the three and six month periods ended June 30, 2022, as compared to 27.1% and 25.4%, respectively, for the same periods in 2021. The rate decrease is primarily due to future tax benefit adjustments and a prior year United Kingdom rate change that required deferred tax asset and liability remeasurement increasing the prior period 2021 comparative rate. The decrease was partially offset by geographic income mix shifts.

Net Income
For the three months ended June 30, 2022, net income was $373 million, an increase of 89.6% compared to net income of $196 million for the same three month period of the prior year. On a per share diluted basis, net income was $2.62, an increase of 92.6% compared to $1.36 for the same three month period of 2021. For the six months ended June 30, 2022, net income was $618 million, an increase of 49.3% compared to net income of $414 million for the same six month period in 2021. On a per share diluted basis, net income was $4.34, an increase of 52.3% compared to $2.85 for the same six month period of the prior year.
For the three months ended June 30, 2022, net income on an adjusted basis was $313 million, an increase of 23.9% compared to adjusted net income of $253 million for the same three month period of the prior year. On a per share basis, net income on an adjusted diluted basis was $2.20 for the three months ended June 30, 2022, an increase of 26.4% compared to $1.74 for the same three month period of 2021. For the six months ended June 30, 2022, net income on an adjusted basis was $579 million, an increase of 23.1% compared to adjusted net income of $470 million for the same six month period of the prior year. On a per share basis, net income on an adjusted diluted basis was $4.06 for the six months ended June 30, 2022, an increase of 25.3% compared to $3.24 for the same six month period of 2021. For 2021, adjusted net income and adjusted diluted earnings per share are both non-GAAP measures (see table below for reconciliations to the most directly comparable GAAP measures).
The growth in net income and adjusted net income in all periods presented reflects strong operating results in both of our segments, driven primarily by strong sales demand, the benefits of key acquisitions (including KDG), and the execution of our strategic growth initiatives, despite inflationary and other macroeconomic headwinds.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
GAAP net income	$372,529	$196,496	$618,367	$414,206

Adjustments:
Gain on sale of real estate (1)	(102,803)	—	(102,803)	—
Gain on insurance proceeds (2)	(873)	—	(1,507)	—
Product liability damages award (3)	—	77,421	—	77,421
Transaction and other costs (4)	26,944	—	53,493	—
Total adjustments	(76,732)	77,421	(50,817)	77,421
Tax impact of adjustments	17,291	(21,322)	11,187	(21,322)
Adjusted net income	$313,088	$252,595	$578,737	$470,305

The table below represent amounts per common share assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
GAAP net income	$2.62	$1.36	$4.34	$2.85

Adjustments:
Gain on sale of real estate (1)	(0.72)	—	(0.72)	—
Gain on insurance proceeds (2)	(0.01)	—	(0.02)	—
Product liability damages award (3)	—	0.53	—	0.53
Transaction and other costs (4)	0.19	—	0.38	—
Total adjustments	(0.54)	0.53	(0.36)	0.53
Tax impact of adjustments	0.12	(0.15)	0.08	(0.14)
Adjusted diluted net income per common share	$2.20	$1.74	$4.06	$3.24
Weighted average common shares outstanding – assuming dilution	142,304	144,983	142,582	145,158
The table below clarifies where the adjusted items are presented in the condensed consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Line item:
Cost of goods sold	$—	$—	$5,000	$—
Selling, administrative and other expenses	(75,859)	77,421	(54,310)	77,421
Non-operating expense (income): Other	(873)	—	(1,507)	—
Total adjustments	$(76,732)	$77,421	$(50,817)	$77,421
(1)    Adjustment reflects a gain on the sale of real estate that had been leased to S.P. Richards.
(2)    Adjustment reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs.
(3)    Adjustment reflects damages reinstated by the Washington Supreme Court order on July 8, 2021 in connection with a 2017 automotive product liability claim.
(4)    Adjustment primarily reflects legal and professional, restructuring, lease termination and other costs associated with the January 3, 2022 acquisition and subsequent integration of KDG. These costs also include a $17 million impairment charge driven by a decision to retire certain legacy trade names, classified as other intangible assets, prior to the end of their estimated useful lives as part of executing our KDG integration and rebranding strategy. Refer to the acquisition footnote for more information regarding the acquisition.
Financial Condition
Our cash balance of $519 million at June 30, 2022 decreased $196 million, from December 31, 2021. For the six months ended June 30, 2022, we had net cash provided by operating activities of $791 million, net cash used in investing activities of $1.5 billion and net cash provided by financing activities of $585 million.
The cash provided by operating activities was driven by higher net income for the six months ended June 30, 2022 and the effective management of our working capital, including a $200 million benefit related to our A/R Sales Agreement. We used $1.5 billion cash for investing activities primarily in connection with the acquisition of KDG, in addition to $153 million for capital expenditures. The financing activities consisted primarily of $1 billion of net proceeds from debt primarily from the Senior Notes offering (as discussed below). This was partially offset by $243 million for dividends paid to our shareholders and $123 million of stock repurchases.

Each of our working capital line items were impacted by the acquisition of KDG (refer to our acquisitions footnote in the notes to condensed consolidated financial statements for further information). Accounts receivable increased $437 million, or 24.3%, from December 31, 2021. Inventory increased $406 million, or 10.4%. Accounts receivable and inventory were both impacted by increases in revenues and related product demand. Accounts payable increased $605 million, or 12.6% from December 31, 2021, in line with the increase in inventory. Total debt of $3.3 billion at June 30, 2022 increased $909 million, or 37.7%, from December 31, 2021 driven primarily by the Senior Notes offering (as discussed below).
We continue to negotiate extended payment dates with our suppliers. Our current payment terms with the majority of our suppliers range from 30 to 360 days. Several global financial institutions offer voluntary supply chain finance (“SCF”) programs which enable our suppliers, at their sole discretion, to sell their receivables from us to these financial institutions on a non-recourse basis at a rate that takes advantage of our credit rating and may be beneficial to them. The SCF program is primarily available to suppliers of goods and services included in cost of goods sold in our condensed consolidated statements of income. Our suppliers and us agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to us and they issue the associated invoices to us based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. In turn, we direct payment to the financial institutions, rather than the suppliers, for the invoices sold to the financial institutions. No guarantees are provided by us or any of our subsidiaries on third-party performance under the SCF program; however, we guarantee the payment by our subsidiaries to the financial institutions participating in the SCF program for the applicable invoices. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable in our condensed consolidated balance sheets. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our condensed consolidated statements of cash flows. As of June 30, 2022 and December 31, 2021, the outstanding payment obligations to the financial institutions are $2.8 billion and $2.7 billion, respectively. The amount settled through the SCF program was $1.8 billion and $1.2 billion for the six months ended June 30, 2022 and June 30, 2021, respectively.
Liquidity and Capital Resources
We ended the quarter with $2.0 billion of total liquidity (comprising $1.5 billion availability on the revolving credit facility and $519 million of cash and cash equivalents). From time to time, we may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk. We currently believe that the existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
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
On January 3, 2022, we amended our A/R Sales Agreement to increase the facility limit by an additional $200 million bringing the total to $1 billion. The terms of the A/R Sales Agreement limit the balance of receivables sold to approximately $1 billion at any point in time. Refer to the A/R Sales Agreement footnote in the notes to condensed consolidated financial statements for more information.
On January 6, 2022, we issued $500 million of unsecured 1.750% Senior Notes due 2025. Simultaneously, we issued $500 million of unsecured 2.750% Senior Notes due 2032. For both offerings, interest is payable semi-annually on February 1 and August 1 of each year, beginning August 1, 2022. We utilized the proceeds from these offerings to repay the borrowings under the Revolving Credit Facility which were incurred to finance a significant portion of the KDG Acquisition.
We expect to be able to continue to borrow funds at reasonable rates over the long term. At June 30, 2022, our total average cost of debt was 2.34%, and we remain in compliance with all covenants connected with our borrowings.
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
Excluding the KDG acquisition, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings may be found in the Commitments and Contingencies footnote in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2022, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the purchases of shares of our common stock during the three months ended June 30, 2022:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2022 through April 30, 2022	187,341	$131.49	155,455	11,138,158
May 1, 2022 through May 31, 2022	197,826	$132.64	156,848	10,981,310
June 1, 2022 through June 30, 2022	90,286	$137.26	65,193	10,916,117
Totals	475,453	$133.06	377,496	10,916,117
(1)Includes shares surrendered by employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 11 million shares authorized remain available to be repurchased. There were no other repurchase plans announced as of June 30, 2022.

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

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the period ended June 30, 2022 formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: July 27, 2022	/s/ Bert Nappier
Bert Nappier
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)