Form 10-Q
period 2022-09-30
GENUINE PARTS CO
filed 2022-10-20
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 141,161,349 shares of common stock outstanding as of October 17, 2022.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$629,198	$714,701
Trade accounts receivable, less allowance for doubtful accounts (2022 – $47,262; 2021 – $44,425)	2,215,032	1,797,955
Merchandise inventories, net	4,300,709	3,889,919
Prepaid expenses and other current assets	1,678,259	1,353,847
Total current assets	8,823,198	7,756,422
Goodwill	2,460,911	1,915,307
Other intangible assets, less accumulated amortization	1,748,274	1,406,401
Property, plant and equipment, less accumulated depreciation (2022 – $1,369,770; 2021 – $1,339,706)	1,241,567	1,234,399
Operating lease assets	1,073,858	1,053,689
Other assets	1,029,272	985,884
Total assets	$16,377,080	$14,352,102

Liabilities and equity
Current liabilities:
Trade accounts payable	$5,531,253	$4,804,939
Current portion of debt	1,629	—
Dividends payable	126,434	115,876
Other current liabilities	1,835,803	1,660,768
Total current liabilities	7,495,119	6,581,583
Long-term debt	3,231,668	2,409,363
Operating lease liabilities	809,495	789,175
Pension and other post–retirement benefit liabilities	262,820	265,134
Deferred tax liabilities	398,797	280,778
Other long-term liabilities	500,989	522,779
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2022 – 140,962,009 shares; 2021 – 142,180,683 shares	140,962	142,181
Additional paid-in capital	132,240	119,975
Accumulated other comprehensive loss	(1,074,316)	(857,739)
Retained earnings	4,465,565	4,086,325
Total parent equity	3,664,451	3,490,742
Noncontrolling interests in subsidiaries	13,741	12,548
Total equity	3,678,192	3,503,290
Total liabilities and equity	$16,377,080	$14,352,102
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net sales	$5,675,274	$4,818,849	$16,572,323	$14,067,301
Cost of goods sold	3,695,607	3,108,082	10,805,910	9,126,614
Gross profit	1,979,667	1,710,767	5,766,413	4,940,687
Operating expenses:
Selling, administrative and other expenses	1,458,418	1,338,768	4,226,412	3,883,241
Depreciation and amortization	86,563	72,121	259,822	218,377
Provision for doubtful accounts	6,146	4,284	13,539	14,230
Total operating expenses	1,551,127	1,415,173	4,499,773	4,115,848
Non-operating expense (income):
Interest expense, net	18,220	14,167	58,318	47,853
Other	(7,616)	(17,547)	(26,897)	(77,454)
Total non-operating expense (income)	10,604	(3,380)	31,421	(29,601)
Income before income taxes	417,936	298,974	1,235,219	854,440
Income taxes	105,578	70,389	304,494	211,649
Net income	$312,358	$228,585	$930,725	$642,791
Dividends declared per common share	$0.8950	$0.8150	$2.6850	$2.4450
Basic earnings per share	$2.21	$1.60	$6.57	$4.47
Diluted earnings per share	$2.20	$1.59	$6.53	$4.44

Weighted average common shares outstanding	141,336	142,871	141,609	143,826
Dilutive effect of stock options and non-vested restricted stock awards	773	718	819	796
Weighted average common shares outstanding – assuming dilution	142,109	143,589	142,428	144,622
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$312,358	$228,585	$930,725	$642,791
Other comprehensive loss, net of income taxes:
Foreign currency translation adjustments, net of income taxes in 2022 — $33,843 and $73,892; 2021 — $11,328 and $25,494, respectively	(131,811)	(82,574)	(248,757)	(75,738)
Cash flow hedge adjustments, net of income taxes in 2022 — $1,384 and $4,151 ; 2021 — $1,384 and $4,151, respectively	3,741	3,741	11,223	11,223
Pension and postretirement benefit adjustments, net of income taxes in 2022 — $2,576 and $7,736; 2021 — $3,425 and $10,280, respectively	6,982	9,301	20,957	27,931
Other comprehensive loss, net of income taxes	(121,088)	(69,532)	(216,577)	(36,584)
Comprehensive income	$191,270	$159,053	$714,148	$606,207
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2022
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
July 1, 2022	141,280,841	$141,281	$123,388	$(953,228)	$4,329,115	$3,640,556	$13,007	$3,653,563
Net income	—	—	—	—	312,358	312,358	—	312,358
Other comprehensive loss, net of tax	—	—	—	(121,088)	—	(121,088)	—	(121,088)
Cash dividend declared, $0.895 per share	—	—	—	—	(126,434)	(126,434)	—	(126,434)
Share-based awards exercised, including tax benefit of $731	14,619	15	(1,039)	—	—	(1,024)	—	(1,024)
Share-based compensation	—	—	9,891	—	—	9,891	—	9,891
Purchase of stock	(333,451)	(334)	—	—	(49,474)	(49,808)	—	(49,808)
Noncontrolling interest activities	—	—	—	—	—	—	734	734
September 30, 2022	140,962,009	$140,962	$132,240	$(1,074,316)	$4,465,565	$3,664,451	$13,741	$3,678,192

	Nine Months Ended September 30, 2022
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2022	142,180,683	$142,181	$119,975	$(857,739)	$4,086,325	$3,490,742	$12,548	$3,503,290
Net income	—	—	—	—	930,725	930,725	—	930,725
Other comprehensive loss, net of tax	—	—	—	(216,577)	—	(216,577)	—	(216,577)
Cash dividend declared, $2.685 per share	—	—	—	—	(380,041)	(380,041)	—	(380,041)
Share-based awards exercised, including tax benefit of $3,868	63,877	64	(15,508)	—	—	(15,444)	—	(15,444)
Share-based compensation	—	—	27,773	—	—	27,773	—	27,773
Purchase of stock	(1,282,551)	(1,283)	—	—	(171,444)	(172,727)	—	(172,727)
Noncontrolling interest activities	—	—	—	—	—	—	1,193	1,193
September 30, 2022	140,962,009	$140,962	$132,240	$(1,074,316)	$4,465,565	$3,664,451	$13,741	$3,678,192

	Three Months Ended September 30, 2021
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
July 1, 2021	143,301,673	$143,302	$111,972	$(1,003,554)	$3,982,159	$3,233,879	$11,266	$3,245,145
Net income	—	—	—	—	228,585	228,585	—	228,585
Other comprehensive loss, net of tax	—	—	—	(69,532)	—	(69,532)	—	(69,532)
Cash dividend declared, $0.815 per share	—	—	—	—	(116,486)	(116,486)	—	(116,486)
Share-based awards exercised, including tax benefit of $40	2,256	1	(69)	—	—	(68)	—	(68)
Share-based compensation	—	—	6,320	—	—	6,320	—	6,320
Purchase of stock	(800,436)	(800)	—	—	(98,721)	(99,521)	—	(99,521)
Noncontrolling interest activities	—	—	—	—	—	—	2,115	2,115
September 30, 2021	142,503,493	$142,503	$118,223	$(1,073,086)	$3,995,537	$3,183,177	$13,381	$3,196,558

	Nine Months Ended September 30, 2021
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2021	144,354,335	$144,354	$117,165	$(1,036,502)	$3,979,779	$3,204,796	$13,207	$3,218,003
Net income	—	—	—	—	642,791	642,791	—	642,791
Other comprehensive loss, net of tax	—	—	—	(36,584)	—	(36,584)	—	(36,584)
Cash dividend declared, $2.445 per share	—	—	—	—	(351,606)	(351,606)	—	(351,606)
Share-based awards exercised, including tax benefit of $6,667	385,419	385	(19,783)	—	—	(19,398)	—	(19,398)
Share-based compensation	—	—	20,841	—	—	20,841	—	20,841
Purchase of stock	(2,236,261)	(2,236)	—	—	(281,650)	(283,886)	—	(283,886)
Cumulative effect from adoption of ASU 2019-12 (1)	—	—	—	—	6,223	6,223	—	6,223
Noncontrolling interest activities	—	—	—	—	—	—	174	174
September 30, 2021	142,503,493	$142,503	$118,223	$(1,073,086)	$3,995,537	$3,183,177	$13,381	$3,196,558

(1)We adopted Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, during the first quarter of 2021.
See accompanying notes to condensed consolidated financial statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Operating activities:
Net income	$930,725	$642,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259,822	218,377
Loss on software disposal	—	61,063
Share-based compensation	27,773	20,841
Gain on sale of real estate	(102,803)	—
Intangible asset impairment	17,461	—
Excess tax benefits from share-based compensation	(3,868)	(6,667)
Changes in operating assets and liabilities	115,481	71,791
Net cash provided by operating activities	1,244,591	1,008,196
Investing activities:
Purchases of property, plant and equipment	(243,998)	(138,206)
Proceeds from sale of property, plant and equipment	141,228	24,184
Proceeds from divestitures of businesses	32,620	16,687
Acquisitions of businesses and other investing activities	(1,586,812)	(142,567)
Net cash used in investing activities	(1,656,962)	(239,902)
Financing activities:
Proceeds from debt	4,547,511	242,332
Payments on debt	(3,586,954)	(403,126)
Share-based awards exercised	(15,444)	(19,398)
Dividends paid	(369,483)	(349,293)
Purchases of stock	(172,727)	(283,886)
Other financing activities	(16,869)	(5,353)
Net cash provided by (used in) financing activities	386,034	(818,724)
Effect of exchange rate changes on cash and cash equivalents	(59,166)	(20,639)
Net decrease in cash and cash equivalents	(85,503)	(71,069)
Cash and cash equivalents at beginning of period	714,701	990,166
Cash and cash equivalents at end of period	$629,198	$919,097
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company,” “we,” “our,” “us,” or “its”) for the year ended December 31, 2021. Accordingly, the unaudited condensed consolidated financial statements and related disclosures herein should be read in conjunction with our 2021 Annual Report on Form 10-K. Significant accounting policies and other items disclosed in our Annual Report have been omitted from this report because they have not changed.
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
In the opinion of management, all adjustments necessary for a fair presentation of our financial results for the interim periods have been made. These adjustments are of a normal recurring nature. We have reclassified certain prior period amounts to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results for the year ended December 31, 2022. We have evaluated subsequent events through the date the unaudited condensed consolidated financial statements covered by this quarterly report were issued.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU”) to the FASB Accounting Standards Codification (“ASC”). We consider the applicability and impact of all ASUs and have determined that any recently adopted accounting pronouncements did not have a material impact on our condensed consolidated financial statements.
In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs. This standard requires disclosure of the key terms of outstanding supply chain finance programs and a rollforward of the related amounts due to vendors participating in these programs. The new standard does not affect the recognition, measurement or financial statement presentation of any amounts due. The guidance is effective in the first quarter of 2023, except for the rollforward, which is effective in the first quarter of 2024. Early adoption is permitted. We are evaluating the adoption of this new guidance.
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
The following table summarizes the classification and carrying amounts of derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships (in thousands):

		September 30, 2022		December 31, 2021
Instrument	Balance Sheet Classification	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$1,513,750	$261,813	$925,810	$73,819
Forward contract	Other current liabilities	$—	$—	$235,180	$2,935
Foreign currency debt	Long-term debt	€700,000	$686,980	€700,000	$792,820
The tables below present gains related to designated net investment hedges:

	Gain Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2022	2021	2022	2021
Three months ended September 30,
Forward contracts	$81,454	$20,958	$7,965	$6,574
Foreign currency debt	43,890	21,000	—	—
Total	$125,344	$41,958	$7,965	$6,574

	Gain Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2022	2021	2022	2021
Nine months ended September 30,
Forward contracts	$167,834	$45,143	$23,095	$19,722
Foreign currency debt	105,840	49,280	—	—
Total	$273,674	$94,423	$23,095	$19,722
Fair Value of Financial Instruments
As of September 30, 2022 the fair value of our senior unsecured notes was approximately $2.8 billion, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.
Guarantees
We guarantee the borrowings of certain independently controlled automotive parts stores and businesses (“independents”) and certain other affiliates in which we have a noncontrolling equity ownership interest (“affiliates”). While such borrowings of the independents and affiliates are outstanding, we are required to maintain compliance with certain covenants. At September 30, 2022, we were in compliance with all such covenants.
As of September 30, 2022, the total borrowings of the independents and affiliates subject to guarantee by us were approximately $908 million. These loans generally mature over periods from one to six years. We regularly monitor the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents and affiliates that participate in the guarantee programs. In the event that we are required to make payments in connection with these guarantees, we would obtain and liquidate certain collateral pledged by the independents or affiliates (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. We recognize a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, we have not had significant losses in connection with guarantees of independents’ and affiliates’ borrowings and the current expected credit loss reserve is not material. As of September 30, 2022, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
As of September 30, 2022, we have recognized certain assets and liabilities amounting to $74 million each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the condensed consolidated balance sheets. The liabilities relate to our noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from our current expected credit loss reserve.
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
The following table summarizes anti-dilutive shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Anti-dilutive shares outstanding	360	—	1,142	158
2. Segment Information
The following table presents a summary of our reportable segment financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net sales:
Automotive	$3,490,462	$3,204,534	$10,233,577	$9,353,998
Industrial	2,184,812	1,614,315	6,338,746	4,713,303
Total net sales	$5,675,274	$4,818,849	$16,572,323	$14,067,301
Segment profit:
Automotive	$309,349	$281,150	$896,475	$807,586
Industrial	242,505	165,754	656,330	441,459
Total segment profit	551,854	446,904	1,552,805	1,249,045
Interest expense, net	(18,220)	(14,167)	(58,318)	(47,853)
Intangible asset amortization	(39,416)	(25,311)	(118,740)	(78,239)
Corporate expense	(72,820)	(47,389)	(187,883)	(130,029)
Other unallocated (expenses) income (1)	(3,462)	(61,063)	47,355	(138,484)
Income before income taxes	$417,936	$298,974	$1,235,219	$854,440
(1)     The following table presents a summary of the other unallocated income and expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Other unallocated (expenses) income:
Gain on sale of real estate (2)	$—	$—	$102,803	$—
Gain on insurance proceeds (3)	—	—	1,507	—
Product liability damages award (4)	—	—	—	(77,421)
Loss on software disposal (5)	—	(61,063)	—	(61,063)
Transaction and other costs (6)	(3,462)	—	(56,955)	—
Total other unallocated (expenses) income	$(3,462)	$(61,063)	$47,355	$(138,484)
(2)    Amount reflects a gain on the sale of real estate that had been leased to S.P. Richards.
(3)    Amount reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs.
(4)    Amount reflects damages reinstated by the Washington Supreme Court order on July 8, 2021 in connection with a 2017 automotive product liability claim.
(5)    Amount reflects a loss on an internally developed software project that was disposed of due to a change in management strategy related to advances in alternative technologies.
(6)    Amount primarily reflects costs associated with the January 3, 2022 acquisition and integration of KDG. These costs also include a $17 million impairment charge driven by a decision to retire certain legacy trade names, classified as other intangible assets, prior to the end of their estimated useful lives as part of executing our KDG integration and rebranding strategy. Refer to the acquisition footnote for more information regarding the acquisition.
Net sales are disaggregated by geographical region for each of our reportable segments, as we deem this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
North America:
Automotive	$2,333,390	$2,100,250	$6,766,271	$6,039,617
Industrial	2,064,569	1,493,618	5,996,299	4,362,792
Total North America	$4,397,959	$3,593,868	$12,762,570	$10,402,409
Australasia:
Automotive	$404,708	$374,167	$1,182,557	$1,130,744
Industrial	120,243	120,697	342,447	350,511
Total Australasia	$524,951	$494,864	$1,525,004	$1,481,255
Europe – Automotive	$752,364	$730,117	$2,284,749	$2,183,637
Total net sales	$5,675,274	$4,818,849	$16,572,323	$14,067,301
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

The total principal amount outstanding of receivables sold is approximately $1.0 billion and $800 million as of September 30, 2022 and December 31, 2021, respectively. The amount of receivables pledged as collateral as of September 30, 2022 and December 31, 2021 is approximately $1.1 billion and $973 million, respectively.
The following table summarizes the activity and amounts outstanding under the A/R Sales Agreement as of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Receivables sold to the financial institution and derecognized	$2,281,934	$1,884,023	$6,760,652	$5,700,895
Cash collected on sold receivables	$2,281,926	$1,884,028	$6,560,655	$5,700,896
Continuous cash activity related to the A/R Sales Agreement is reflected in net cash provided by operating activities in the condensed consolidated statements of cash flows. The SPE incurs fees due to the unaffiliated financial institution related to the accounts receivable sales transactions. Those fees, which are immaterial, are recorded within other non-operating expense (income) in the condensed consolidated statements of income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institution any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of September 30, 2022 and December 31, 2021 is not material. The servicing liability related to our collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.
4. Employee Benefit Plans
Net periodic benefit income from our pension plans included the following components for our pension benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Service cost	$2,532	$3,043	$7,734	$9,185
Interest cost	18,804	17,915	56,520	53,783
Expected return on plan assets	(37,569)	(38,755)	(112,887)	(116,345)
Amortization of prior service cost	172	172	516	516
Amortization of actuarial loss	9,264	12,465	27,818	37,430
Net periodic benefit income	$(6,797)	$(5,160)	$(20,299)	$(15,431)
Service cost is recorded in selling, administrative and other expenses in the condensed consolidated statements of income while all other components are recorded within other non-operating expense (income). Pension benefits also include amounts related to supplemental retirement plans.
5. Acquisitions
We acquired several businesses, including KDG, for approximately $1.6 billion, net of cash acquired, during the nine months ended September 30, 2022. For the nine months ended September 30, 2021, acquisitions totaled $143 million, net of cash acquired.
During the nine months ended September 30, 2022, we recognized approximately $408 million and $818 million of revenue, net of store closures, related to our Automotive and Industrial acquisitions, respectively. The results of operations for acquired businesses are included in our condensed consolidated statements of income beginning on their respective acquisition dates.
For each acquisition, we allocate the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. Excluding KDG, for the nine months ended September 30, 2022 and September 30, 2021, we recorded approximately $200 million and $97 million of goodwill and other intangible assets associated with acquisitions. Other intangible assets acquired consisted primarily of customer relationships with a weighted average amortization lives of 20 years.

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
The following table summarizes the preliminary, estimated fair values of the assets acquired and liabilities assumed at the acquisition date as well as adjustments made to the acquisition accounting during the nine months ended September 30, 2022 (referred to as the "measurement period adjustments"). The measurement period adjustments primarily resulted from revisions to the valuation of certain tangible and intangible assets. The fair value of the acquired identifiable intangible assets is provisional pending completion of the final valuations for these assets. We are in the process of analyzing the estimated values of all assets acquired and liabilities assumed as of the acquisition date, including, among other things, obtaining valuations of certain tangible and intangible assets, as well as the fair value of certain contracts and the determination of certain tax balances. Additional adjustments may be made to the acquisition accounting during the measurement period primarily related to intangible asset revaluations, tax accounting and leases.

	As of January 3, 2022
(in thousands)	Initial Balance	Measurement Period Adjustments	As Adjusted
Trade accounts receivable	$156,000	$—	$156,000
Merchandise inventories	166,000	(1,000)	165,000
Prepaid expenses and other current assets	39,000	(2,000)	37,000
Property, plant and equipment	26,000	(2,000)	24,000
Operating lease assets	49,000	(5,000)	44,000
Other assets	1,000	—	1,000
Other intangible assets	574,000	(6,000)	568,000
Goodwill	592,000	4,000	596,000
Total assets acquired	1,603,000	(12,000)	1,591,000
Trade accounts payable	85,000	—	85,000
Other current liabilities	32,000	—	32,000
Operating lease liabilities	17,000	(1,000)	16,000
Deferred tax liabilities	121,000	(10,000)	111,000
Other long-term liabilities	39,000	(4,000)	35,000
Total liabilities assumed	294,000	(15,000)	279,000
Net assets acquired	$1,309,000	$3,000	$1,312,000
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
For the nine months ended September 30, 2022, approximately $5 million of inventory amortization step-up cost related to this acquisition was included in cost of goods sold. Further, $49 million of transaction and other one-time costs, inclusive of the impairment charge described below, were included in selling, administrative, and other expenses in the condensed consolidated statements of income.
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
6. Accumulated Other Comprehensive Loss
The following tables present the changes in AOCL by component for the nine months ended September 30:

	Changes in Accumulated Other Comprehensive Loss by Component
(in thousands)	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2022	$(463,227)	$(15,042)	$(379,470)	$(857,739)
Other comprehensive loss before reclassifications	—	—	(248,757)	(248,757)
Amounts reclassified from accumulated other comprehensive loss	20,957	11,223	—	32,180
Other comprehensive income (loss), net of income taxes	20,957	11,223	(248,757)	(216,577)
Ending balance, September 30, 2022	$(442,270)	$(3,819)	$(628,227)	$(1,074,316)

	Changes in Accumulated Other Comprehensive Loss by Component
(in thousands)	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2021	$(692,868)	$(30,007)	$(313,627)	$(1,036,502)
Other comprehensive income before reclassifications	—	—	(75,738)	(75,738)
Amounts reclassified from accumulated other comprehensive loss	27,931	11,223	—	39,154
Other comprehensive income, net of income taxes	27,931	11,223	(75,738)	(36,584)
Ending balance, September 30, 2021	$(664,937)	$(18,784)	$(389,365)	$(1,073,086)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results for the year ended December 31, 2022.
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
We caution you that all forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, changes in general economic conditions, including unemployment, inflation (including the impact of tariffs) or deflation and geopolitical conflicts such as the conflict between Russia and Ukraine; volatility in oil prices; significant cost increases, such as rising fuel and freight expenses; the extent and duration of the disruption to our business operations caused by the global health crisis associated with the COVID-19 pandemic, including the effects on the financial health of our business partners and customers, on supply chains and our suppliers, on vehicle miles driven as well as other metrics that affect our business, and on access to capital and liquidity provided by the financial and capital markets; our ability to maintain compliance with our debt covenants; our ability to successfully integrate acquired businesses into our operations and to realize the anticipated synergies and benefits; our ability to successfully implement our business initiatives in our two business segments; slowing demand for our products; the ability to maintain favorable supplier arrangements and relationships; changes in national and international legislation or government regulations or policies, including changes to import tariffs, environmental and social policy, infrastructure programs and privacy legislation, and their impact to us, our suppliers and customers; changes in tax policies; volatile exchange rates; our ability to successfully attract and retain employees in the current labor market; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; failure or weakness in our disclosure controls and procedures and internal controls over financial reporting, including as a result of the work from home environment; the uncertainties and costs of litigation; disruptions caused by a failure or breach of our information systems, as well as other risks and uncertainties discussed in our 2021 Annual Report on Form 10-K and Item 1A, Risk Factors, in our report on Form 10-Q for the quarter ended March 31, 2022 (all of which may be amplified by the COVID-19 pandemic and geopolitical conflicts, such as the current conflict between Russia and Ukraine) and from time to time in our subsequent filings with the SEC.
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
Our Automotive Parts Group operated in the U.S., Canada, Mexico, France, the U.K., Ireland, Germany, Poland, the Netherlands, Belgium, Spain, Portugal, Australia and New Zealand as of September 30, 2022, and accounted for 62% of total revenues for the three and nine months ended September 30, 2022. Our Industrial Parts Group operated in the U.S., Canada, Mexico, Australia, New Zealand, Indonesia and Singapore. The Industrial Parts Group accounted for 38% of our total revenues for the three and nine months ended September 30, 2022.
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
Results of Operations
Overview
Our Automotive Parts Group and Industrial Parts Group both reported strong sales and segment profit growth during the three and nine months ended September 30, 2022 when compared to the same prior year period. Our Industrial Parts Group also benefited from the January 2022 acquisition of KDG. We expect this strategic and highly synergistic acquisition to significantly enhance our scale and to strengthen our market leading position in industrial solutions. Additionally both businesses continued to be highly effective in managing the impacts of inflationary pressures, a dynamic geopolitical landscape and ongoing supply chain challenges, all of which we expect to continue throughout the remainder of the year.
Sales
Sales for the three months ended September 30, 2022 were $5.7 billion, a 17.8% increase compared to $4.8 billion for the same period of the prior year. The increase in sales is attributable to a 12.7% increase in comparable sales and a 9.1% benefit from acquisitions, slightly offset by a net unfavorable impact of foreign currency and other of 4.0%. Sales for the nine months ended September 30, 2022 were $16.6 billion, a 17.8% increase compared to $14.1 billion for the same period of the prior year. The increase in sales is due to a 12.1% increase in comparable sales, a 8.7% benefit from acquisitions, slightly offset by a 3.0% net unfavorable impact of foreign currency and other. The increase in comparable sales reflects the benefits of price increases to offset higher product costs and other inflationary pressures and, to a lesser extent, continued increase in consumer activity when compared to the three and nine months ended September 30, 2021. We continue to execute our strategic pricing and other sales initiatives to mitigate product and other inflationary cost pressures.
Sales for the Automotive Parts Group increased 8.9% and 9.4% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. This group's revenue increase for the three months ended September 30, 2022 consisted of an approximate 9.2% increase in comparable sales driven by price increases to offset higher product costs and other inflationary pressures and strong demand. The overall sales increase also included a 5.3% benefit from acquisitions, partially offset by a 5.6% net unfavorable impact of foreign currency and other. This group's revenue increase for the nine months ended September 30, 2022 consisted of an approximate 9.3% increase in comparable sales and 4.4% benefit from acquisitions, partially offset by a 4.3% net unfavorable impact from foreign currency and other compared to the same period in 2021.
Sales for the Industrial Parts Group increased 35.3% and 34.5% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increases for both periods reflect benefits of approximately 17% and primarily from the acquisition of KDG and increases of 19.6% and 17.9% in comparable sales for the three and nine months ended September 30, 2022, respectively. Our Industrial Parts Group continues to benefit from the ongoing execution of our pricing, supply chain and other strategic initiatives and the continued resilience and expansion in the industrial economy, which is evident in indicators such as the Purchasing Managers Index and Industrial Production Index.
Cost of Goods Sold and Operating Expenses
Cost of goods sold includes the total cost of merchandise sold, including freight expenses associated with moving merchandise from our suppliers to our distribution centers, retail stores and branches, as well as supplier volume incentives and inventory adjustments.
Cost of goods sold for the three months ended September 30, 2022 was $3.7 billion, an 18.9% increase from $3.1 billion for the same period in 2021. As a percentage of net sales, cost of goods sold was 65.1% for the three months ended September 30, 2022 compared to 64.5% for the same period in 2021. As a result, gross margin declined to 34.9% from 35.5% for the same period in 2021. For the nine months ended September 30, 2022, cost of goods sold was $10.8 billion, an 18.4% increase from $9.1 billion for the same nine month period in 2021. As a percentage of net sales, cost of goods sold was 65.2% for the nine months ended September 30, 2022 compared to 64.9% for the same period in 2021. As a result, gross margin declined to 34.8% from 35.1% in the same period in 2021.
The decreases in gross margin for the three and nine months ended September 30, 2022 was driven primarily by the impact of supplier incentives as compared to the same period in 2021, unfavorable foreign exchange, and a business mix shift due to the increased sales from our Industrial Parts Group. This decline was partially offset by the ongoing favorable impact of strategic category management and pricing initiatives in our business.
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
Total operating expenses increased 9.6% to $1.6 billion for the three months ended September 30, 2022 compared to $1.4 billion for the same three month period in 2021. As a percentage of net sales, operating expenses decreased to 27.3% compared to 29.4% for same three month period in the prior year. For the nine months ended September 30, 2022, these expenses totaled $4.5 billion, compared to $4.1 billion for the same period in 2021, and as a percentage of net sales, operating expenses decreased to 27.2% compared to 29.3% for the same nine month period in 2021. For the nine months ended September 30, 2022 operating expenses included $57 million of transaction and other costs associated with the KDG acquisition, inclusive of a non-cash impairment charge of $17 million from the retirement of certain legacy trade names that will no longer be used as result of the on-going KDG integration. The increase in total operating expenses for the nine month period was partially offset by a one-time benefit of $103 million from a gain on the sale of real estate that had been leased to S.P. Richards. The overall decrease in operating expenses as a percentage of net sales for the period is primarily related to improved leverage on stronger sales and cost control initiatives.
Segment Profit
The Automotive Parts Group's segment profit increased 10.0% in the three months ended September 30, 2022 compared to the same period of 2021, and its segment profit margin improved to 8.9% compared to 8.8% for the same period of the previous year. For the nine months ended September 30, 2022, segment profit increased 11.0% compared to the same period of the prior year, and segment profit margin increased to 8.8% compared to 8.6% for the same period in 2021. These improvements in segment profit and segment profit margin, despite inflationary headwinds, reflect strong operating results in all geographical regions, driven primarily by strong sales demand and the execution of our strategic growth and operating initiatives around supply chain, pricing and technology.
The Industrial Parts Group's segment profit increased 46.3% and 48.7% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily driven by the acquisition of KDG. For the three months and nine months ended September 30, 2022, this group's segment profit margin increased to 11.1% and 10.4%, respectively, compared to 10.3% and 9.4%, respectively, for the same periods of the previous year. These improved segment profit margins are primarily due to the benefit of strong sales growth and strategic initiatives in areas such as supply chain, category management and pricing.

Income Taxes
Our effective income tax rate for the three months ended September 30, 2022 was 25.3% compared to 23.5% for the same three month period in 2021. The rate increase is primarily due to geographic income mix shifts with a higher percentage in international.

The effective income tax rate for the nine months ended September 30, 2022 was 24.7% compared to 24.8%, for the same period in 2021. The rate decrease is primarily due to a prior year United Kingdom rate change that required deferred tax asset and liability remeasurement increasing the 2021 comparative rate, which was partially offset by geographic income mix shifts.
Net Income
For the three months ended September 30, 2022, net income was $312 million, an increase of 36.6% compared to net income of $229 million for the same three month period of the prior year. On a per share diluted basis, net income was $2.20, an increase of 38.4% compared to $1.59 for the same three month period of 2021. For the nine months ended September 30, 2022, net income was $931 million, an increase of 44.8% compared to net income of $643 million for the same nine month period in 2021. On a per share diluted basis, net income was $6.53, an increase of 47.1% compared to $4.44 for the same nine month period of the prior year.
For the three months ended September 30, 2022, net income on an adjusted basis was $317 million, an increase of 17.3% compared to adjusted net income of $270 million for the same three month period of the prior year. On a per share basis, net income on an adjusted diluted basis was $2.23 for the three months ended September 30, 2022, an increase of 18.6% compared to $1.88 for the same three month period of 2021. For the nine months ended September 30, 2022, net income on an adjusted basis was $896 million, an increase of 21.0% compared to adjusted net income of $741 million for the same nine month period of the prior year. On a per share basis, net income on an adjusted diluted basis was $6.29 for the nine months ended September 30, 2022, an increase of 22.9% compared to $5.12 for the same nine month period of 2021. Adjusted net income and adjusted diluted earnings per share are both non-GAAP measures (see table below for reconciliations to the most directly comparable GAAP measures).
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
GAAP net income	$312,358	$228,585	$930,725	$642,791

Adjustments:
Gain on sale of real estate (1)	—	—	(102,803)	—
Gain on insurance proceeds (2)	—	—	(1,507)	—
Product liability damages award (3)	—	—	—	77,421
Loss on software disposal (4)	—	61,063	—	61,063
Transaction and other costs (5)	3,462	—	56,955	—
Total adjustments	3,462	61,063	(47,355)	138,484
Tax impact of adjustments	1,464	(19,167)	12,651	(40,489)
Adjusted net income	$317,284	$270,481	$896,021	$740,786
The table below represent amounts per common share assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
GAAP net income	$2.20	$1.59	$6.53	$4.44

Adjustments:
Gain on sale of real estate (1)	—	—	(0.72)	—
Gain on insurance proceeds (2)	—	—	(0.01)	—
Product liability damages award (3)	—	—	—	0.54
Loss on software disposal (4)	—	0.42	—	0.42
Transaction and other costs (5)	0.02	—	0.40	—
Total adjustments	0.02	0.42	(0.33)	0.96
Tax impact of adjustments	0.01	(0.13)	0.09	(0.28)
Adjusted diluted net income per common share	$2.23	$1.88	$6.29	$5.12
Weighted average common shares outstanding – assuming dilution	142,109	143,589	142,428	144,622
The table below clarifies where the adjusted items are presented in the condensed consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Line item:
Cost of goods sold	$—	$—	$5,000	$—
Selling, administrative and other expenses	3,462	61,063	(50,848)	138,484
Non-operating expense (income): Other	—	—	(1,507)	—
Total adjustments	$3,462	$61,063	$(47,355)	$138,484
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

(4)    Adjustment reflects a loss on an internally developed software project that was disposed of due to a change in management strategy related to advances in alternative technologies.
(5)    Adjustment primarily reflects costs associated with the January 3, 2022 acquisition and integration of KDG. These costs also include a $17 million impairment charge driven by a decision to retire certain legacy trade names, classified as other intangible assets, prior to the end of their estimated useful lives as part of executing our KDG integration and rebranding strategy. Refer to the acquisition footnote for more information regarding the acquisition.
Financial Condition
Our cash balance of $629 million at September 30, 2022 decreased $86 million, from December 31, 2021. For the nine months ended September 30, 2022, we had net cash provided by operating activities of $1.2 billion, net cash used in investing activities of $1.7 billion and net cash provided by financing activities of $386 million.
The cash provided by operating activities was driven by higher net income for the nine months ended September 30, 2022 and the effective management of our working capital, including a $200 million benefit related to increasing the facility limit of our A/R Sales Agreement. We used $1.7 billion cash for investing activities primarily in connection with the acquisition of KDG, in addition to $244 million for capital expenditures. The financing activities consisted primarily of $1 billion of net proceeds from debt primarily from the Senior Notes offering (as discussed below). This was partially offset by $369 million for dividends paid to our shareholders and $173 million of share repurchases.
Each of our working capital line items were impacted by the acquisition of KDG (refer to our acquisitions footnote in the notes to condensed consolidated financial statements for further information). Accounts receivable increased $417 million, or 23.2%, from December 31, 2021. Inventory increased $411 million, or 10.6%, from December 31, 2021. In addition to the KDG acquisition, accounts receivable and inventory were both impacted by increases in revenues and related product demand. Accounts payable increased $726 million, or 15.1% from December 31, 2021. Apart from KDG, this was due largely to increased purchases to meet demand, inflationary pressures, and extended payment terms with certain suppliers. Total debt of $3.2 billion at September 30, 2022 increased $824 million, or 34.2%, from December 31, 2021 driven primarily by the Senior Notes offering (as discussed below).
We continue to negotiate extended payment dates with our suppliers. Our current payment terms with the majority of our suppliers range from 30 to 360 days. Several global financial institutions offer voluntary supply chain finance (“SCF”) programs which enable our suppliers, at their sole discretion, to sell their receivables from us to these financial institutions on a non-recourse basis at a rate that takes advantage of our credit rating and may be beneficial to them. The SCF program is primarily available to suppliers of goods and services included in cost of goods sold in our condensed consolidated statements of income. Our suppliers and us agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to us and they issue the associated invoices to us based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. In turn, we direct payment to the financial institutions, rather than the suppliers, for the invoices sold to the financial institutions. No guarantees are provided by us or any of our subsidiaries on third-party performance under the SCF program; however, we guarantee the payment by our subsidiaries to the financial institutions participating in the SCF program for the applicable invoices. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable in our condensed consolidated balance sheets. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our condensed consolidated statements of cash flows. As of September 30, 2022 and December 31, 2021, the outstanding payment obligations to the financial institutions are $3.1 billion and $2.7 billion, respectively. The amount settled through the SCF program was $2.7 billion and $2.3 billion for the nine months ended September 30, 2022 and September 30, 2021, respectively.
Liquidity and Capital Resources
We ended the quarter with $2.1 billion of total liquidity (comprising $1.5 billion availability on the revolving credit facility and $629 million of cash and cash equivalents). From time to time, we may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk. We currently believe that the existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.

We have a healthy cash position and the financial strength to pursue future growth opportunities through disciplined, strategic capital deployment. Our key priorities include reinvesting in our businesses through capital expenditures, mergers and acquisitions, the dividend and share repurchases. These investments are designed to drive growth, improve efficiencies and productivity, and enhance shareholder value.
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
At September 30, 2022, our total average cost of debt was 2.34%, and we remain in compliance with all covenants connected with our borrowings. Any failure to comply with our debt covenants or restrictions could result in a default under our financing arrangements or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could create cross defaults under other debt arrangements and have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Excluding the KDG acquisition, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the purchases of shares of our common stock during the three months ended September 30, 2022:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2022 through July 31, 2022	145,453	$139.71	145,453	10,770,664
August 1, 2022 through August 31, 2022	158,642	$155.69	129,558	10,641,106
September 1, 2022 through September 30, 2022	65,277	$159.24	58,440	10,582,666
Totals	369,372	$150.02	333,451	10,582,666
(1)Includes shares surrendered by employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of stock options and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 10.6 million shares authorized remain available to be repurchased. There were no other repurchase plans announced as of September 30, 2022.

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

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the period ended September 30, 2022 formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: October 20, 2022	/s/ Bert Nappier
Bert Nappier
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)