Form 10-K
period 2022-12-31
GENUINE PARTS CO
filed 2023-02-23
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $18.7 billion based on the closing sale price as reported on the New York Stock Exchange.
There were 140,807,089 shares of the company's common stock outstanding as of February 20, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2023 are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.    BUSINESS.
Genuine Parts Company, “GPC”, a Georgia corporation incorporated on May 7, 1928, is a global service organization engaged in the distribution of automotive and industrial replacement parts, as described in more detail below. In 2022, our business was conducted from more than 10,600 locations throughout North America, Europe, Australia and New Zealand ("Australasia") through an offering of best in class operating and distribution efficiencies, industry leading assortment of consumable/replacement parts, outstanding service and enhanced technology solution.
As used in this report, "we," "us," "our," "GPC," and the “company” refers to GPC and its subsidiaries, except as otherwise indicated by the context; and the terms “automotive parts” and “industrial parts” refer to replacement parts in each respective category.
OUR PURPOSE & STRATEGY
We are one global team unified by our purpose: We Keep the World Moving. This is the foundation for how we do business. Our mission is to be an employer of choice, supplier of choice, valued customer, good corporate citizen and investment of choice for all our shareholders. Additionally, we strive to be a respected community member that gives back to the communities in which we operate. In order to execute this mission, we align our resources with strategic areas of focus for our operations. Specifically, we focus on our market-leading automotive and industrial businesses in North America, Europe and Australasia to deliver profitable growth, operational efficiencies and strong cash flow.
We have strategic initiatives designed to build on our current competitive advantages. We believe our primary competitive advantages are our: (1) global presence and brand strength; (2) best-in-class operating and distribution efficiencies; and (3) enhanced technology solutions.
Our strategic financial objectives are intended to complement our mission and drive value for all our stakeholders. These financial objectives include: (1) revenue growth in excess of market growth; (2) improved operating margins; (3) a strong balance sheet and cash flows; and (4) effective capital allocation. Our strategy is designed to position us for long-term growth and enhance shareholder value.
OUR SEGMENTS
AUTOMOTIVE PARTS GROUP ("Automotive")
Our Automotive segment is the largest global automotive network of parts and care, distributing automotive parts, accessories and service items in North America, Europe and Australasia. Our Automotive business offers complete inventory, cataloging, marketing, training and other programs to the automotive aftermarket in each of these regions which distinguish this business from the competition.
In North America, Automotive sells parts primarily under the National Automotive Parts Association ("NAPA") brand name through distribution centers and automotive parts stores (“auto parts stores” or “NAPA AUTO PARTS stores”). In Europe, Alliance Automotive Group (“AAG”), a wholly-owned subsidiary of the company, is a leading distributor of vehicle parts, tools and workshop equipment with its primary operations in nine European countries. AAG is rolling out the NAPA brand of products and currently serves its customers under a variety of banners, including Groupauto, Precisium Group, Pièces Auto, UAN, Alliance Automotive Group Germany, PartsPoint and Lausan. In Australasia, Automotive serves the market primarily under the Repco and NAPA brand names.
Our global Automotive network sells to customers in both commercial do-it-for-me (“DIFM”) and retail do-it-yourself (“DIY”) segments of the market and covers substantially all global motor vehicle models. DIFM customers include local, regional and national repair centers, auto dealers, service stations and both private and public sector accounts. DIY customers are primarily served over-the-counter at our global stores or digitally. DIFM and DIY customers account for approximately 80% and 20% of Automotive total sales, respectively.
As part of our ongoing strategy, our Automotive network grew in 2022 with acquisitions of various strategic and bolt-on store groups in North America, Europe and Australasia. In Europe, we expanded our footprint in two new key markets in Spain and Portugal, Europe's fifth largest market, while also expanding into Eastern Germany. In Australasia, we acquired a leading Australian branded direct-to-consumer distributor of lighting products focused on the four-wheel drive market in Australasia and continued our bolt-on strategy in North America.
Store Network.    The following table details the breakdown of our Automotive distribution network including our distribution centers, company-owned and independently-owned automotive stores by geographic region as of December 31, 2022.

	North America	Europe	Australasia	Total
Distribution centers	77	78	14	169
Company-owned stores	1,682	742	529	2,953
Independently-owned stores	5,037	1,642	—	6,679
Total locations	6,796	2,462	543	9,801
The mix of company-owned stores versus independently-owned stores in a given market varies based on several factors including our overall market strategy, the ability to access desirable local retail space, the complexity, profitability and expected ultimate size of the market and our ability to provide operational support within a     geographic region. In our Australasian operations, we go to market with a company-owned store model.
Independently-owned stores purchase inventory from company-operated distribution centers. These independently-owned stores are responsible for operating and managing their business, including operating costs and capital expenditures. We do not receive a royalty or franchise fee from independently-owned stores.
Our 169 Automotive distribution centers serve both company-owned and independently-owned stores located throughout the geographic regions in which we operate. Both types of automotive stores, in turn, sell to a wide variety of customers in the automotive aftermarket. During 2022, we expanded our network with the addition of 138 net new stores during the year.
Products.    Our automotive distribution network provides access to hundreds of thousands of different replacement parts (other than body parts) for substantially all motor vehicle makes and models, including hybrid and electric vehicles, trucks, SUVs, buses, motorcycles, recreational vehicles and farm vehicles. Each part is cataloged and numbered for identification and accessibility. Availability is a critical success factor in our business and our teams utilize data and analytics to have the right parts, in the right place and at the right time. We do not manufacture any of the products we distribute. The majority of products distributed in North America are under the NAPA name, a mark licensed to us by NAPA, which is important to the sales and marketing of these products. In Australasia and Europe, products are distributed under several brand names, including many of the national brands, as well as the NAPA name. Our Automotive operations have access to more than 725,000 different parts and related supply items. These items are purchased from hundreds of different suppliers, with approximately 46% of 2022 automotive parts inventories purchased from 10 major suppliers.
We also distribute replacement parts for small engines, farm equipment, marine equipment and heavy duty equipment. Our inventories also include accessory items for vehicles and equipment, and supply items used by a wide variety of customers in the automotive aftermarket, such as repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, and individuals who perform their own maintenance and parts installation.
Traction, our heavy duty parts business in North America sells products distributed under the HD Plus name, a proprietary line of automotive parts for heavy duty truck market.
Service to NAPA AUTO PARTS Stores.    We believe that the quality and the range of services provided to our North American automotive parts customers constitute a significant advantage for our automotive parts distribution system. Our goal is to properly stock our locations with the right parts to ensure we provide quick and quality service to our customers whose orders are often filled and shipped the same day they are received. Our services also include up to date parts cataloging (including the use of electronic NAPA AUTO PARTS catalogs) and stock adjustments through a continuing parts classification system which, as initiated by us, allows independently-owned stores to return certain merchandise on a scheduled basis. We offer our NAPA AUTO PARTS store customers various management aids, marketing aids and service on topics such as inventory control, cost analysis, accounting procedures, group insurance and retirement benefit plans, as well as marketing conferences and seminars, sales and advertising manuals and training programs.
We have developed and refined an inventory classification system to determine optimum distribution center and auto parts store inventory levels for automotive parts stocking based on automotive registrations, usage rates, production statistics, technological advances, including predictive analytics, and other similar factors. This system, which undergoes continuous analytical review, is an integral part of our inventory control procedures and comprises an important feature of the inventory management services that we make available to our NAPA AUTO PARTS store customers. Losses from inventory obsolescence have not been significant historically and we attribute this to the successful operation of our classification system, which includes product return privileges with most of our suppliers.
NAPA.    We are the sole member of the National Automotive Parts Association, LLC a voluntary association formed in 1925 to promote the distribution of automotive parts for its members. NAPA, which neither buys nor sells automotive parts, functions as a trade association that develops marketing concepts and programs for its sole member.
Among the automotive products purchased by us from various manufacturers for distribution are certain lines designated, cataloged, advertised and promoted as “NAPA” lines. Generally, we are not required to purchase any specific quantity of parts and we may purchase competitive lines from the same as well as other supply sources.
We use the federally registered trademark NAPA® as part of the trade name of our distribution centers and parts stores. We fund NAPA’s national advertising program, which is designed to increase public recognition of the NAPA name and to promote NAPA product lines.
We are a party to, together with the former members of NAPA, a consent decree entered by the Federal District Court in Detroit, Michigan, on May 4, 1954. The consent decree enjoins certain practices under the federal antitrust laws, including the use of exclusive agreements with manufacturers of automotive parts, allocation or division of territories among us and former NAPA members, fixing of prices or terms of sale for such parts among such members, and agreements to adhere to any uniform policy in selecting parts customers or determining the number and location of, or arrangements with, auto parts customers.
Competition.    The automotive aftermarket is highly competitive. We compete with other national, regional and local automotive parts chains, automobile manufacturers (some of which sell replacement parts for vehicles built by other manufacturers as well as those that they build themselves), automobile dealers, and warehouse clubs. In addition, we compete with the distributing outlets of parts manufacturers, mass merchandisers (including national retail chains) and other parts distributors and retailers, including online retailers. We compete primarily on availability of product offering, service, brand recognition and price. Our automotive competitors include AutoZone, Inc., O-Reilly Auto Parts, Inc., Advance Auto Parts, Inc., LKQ Corporation, Bapcor and Uni-Select, among many others. Further information regarding competition in the industry is set forth in “Item 1A. Risk Factors — We face substantial competition in the industries in which we do business.”
INDUSTRIAL PARTS GROUP ("Industrial")
Our Industrial segment operates in both North America and Australasia through our wholly-owned subsidiaries Motion Industries, Inc. (“Motion”), headquartered in Birmingham, Alabama, and Motion Asia Pacific, headquartered in Sydney, Australia.
Industrial distributes industrial replacement parts and related supplies such as bearings, mechanical and electrical power transmission products, industrial automation and robotics, hoses, hydraulic and pneumatic components, industrial and safety supplies and material handling products to maintenance, repair and operation (“MRO”) and original equipment manufacturer (“OEM”) customers throughout the U.S., Canada, Mexico and Australasia
In 2022, our Industrial segment served more than 200,000 OEM and MRO customers in all types of industries, including equipment and machinery, food and beverage, forest products, primary metals, pulp and paper, mining, automotive, oil and gas, petrochemical and pharmaceutical industries; as well as strategically targeted specialty industries such as power generation, alternative energy, government, transportation, ports and others. We established a new electric vehicle battery category based on increasing opportunities presented by the build-out of new battery manufacturing facilities across North America. Our Industrial segment services all manufacturing and processing industries with access to a database of over 19 million parts.
The Industrial business provides customers with supply chain efficiencies achieved through our on-site solutions offering. This service provides inventory management, asset repair and tracking, vendor managed inventory ("VMI"), as well as radio frequency identification ("RFID") asset management of the customer’s inventory. Industrial also provides a wide range of services and repairs such as: gearbox and fluid power assembly and repair, process pump assembly and repair, hydraulic drive shaft repair, electrical panel assembly and repair, and hose and gasket manufacture and assembly. A highly developed supply chain with vendor partnerships and connectivity are enhanced by Motion’s leading e-business capabilities, such as MiSupplierConnect, which provides integration between our information technology network and suppliers’ systems, creating numerous benefits for both the supplier and customer. These services and supply chain efficiencies assist Motion in providing the cost savings that many of its customers require and expect.
Distribution Network.    The following table details the breakdown of our Industrial distribution centers, branches and service centers by geographic region as of December 31, 2022.

	North America	Australasia	Total
Distribution centers	19	16	35
Branches	549	148	697
Service Centers	67	2	69
Total locations	635	166	801
Our 35 Industrial distribution centers serve the branches and services centers located throughout the geographic regions in which we operate. The branches and service centers, in turn, sell to MRO and OEM customers in all types of industries across North America and Australasia.
In North America, our Industrial business stocks or distributes more than 19 million different items purchased from more than 49,000 different suppliers. Its service centers provide hydraulic, hose and mechanical repairs for customers. Approximately 46% of total industrial product purchases in 2022 were made from our top 50 strategic suppliers. Sales are generated from facilities in the U.S., Puerto Rico, Mexico and Canada.
In Australasia, our Industrial business operates a network of distribution centers, branches and service centers across Australia, New Zealand, Indonesia and Singapore as of December 31, 2022.
Our Industrial network was expanded on January 3, 2022 with the acquisition of Kaman Distribution Group ("KDG"). KDG, which is headquartered in Bloomfield, Connecticut, is a power transmission, automation and fluid power industrial distributor and solutions provider with operations throughout the United States, providing electro-mechanical products, bearings, power transmission, motion control and electrical and fluid power components to MRO and OEM customers. This strategic and highly synergistic combination significantly enhances our scale and strengthens our market leading position, creating a premier leader of industrial solutions.
Most branches are facilities that stock inventory representative of the products used by customers in the respective market areas served.
Products.    Industrial distributes a wide variety of parts and products to its customers, which are primarily industrial companies. Products include such items as hoses, belts, bearings, pulleys, pumps, valves, chains, gears, sprockets, speed reducers, electric motors, industrial supplies, assembly tools, test equipment, adhesives and chemicals. Industrial also offers systems and automation products that support sophisticated motion control and process automation for full systems integration of plant equipment. The nature of Motion's business demands the maintenance of adequate inventories and the ability to promptly meet critical delivery requirements. Virtually all of the products distributed are installed by the customer or used in plant and facility maintenance activities. Most orders are filled immediately from existing stock and deliveries are normally made within 24 hours of order receipt. The majority of all sales are on open account. Motion has ongoing purchase agreements with many of its national account customers which, collectively, represent approximately 40% of the annual sales volume.
Supplier Agreements.    Non-exclusive distributor agreements are in effect with most of the Industrial suppliers. The terms of these agreements vary; however, it has been our experience that the custom of the trade is to treat such agreements as continuing until breached by one party or until terminated by mutual consent.
Competition.    The industrial distribution business is highly competitive and fragmented. We compete with national, regional and local distributors specializing in the distribution of such items, general line distributors and others who provide similar services. To a lesser extent, we compete with manufacturers that sell directly to the customer and with various industrial eCommerce sites. Our Industrial competitors include Applied Industrial Technologies, Inc., Fastenal Company, and W.W. Grainger, Inc, among many others. We compete primarily on the breadth of product offerings, quality service and competitive pricing. Further information regarding competition in the industry is set forth in “Item 1A. Risk Factors — We face substantial competition in the industries in which we do business.”
ENVIRONMENTAL, SOCIAL AND GOVERNANCE
We are committed to the development of sustainable and efficient operations and business practices that enhance and protect our people, our communities and our planet. Our goal is to generate above-market returns while aligning our business practices to support the interests of our stakeholders.
Our process of defining sustainability priorities focuses on the simultaneous improvement of our environmental, social and financial position, and our strong leadership and governance practices that strive to integrate sustainability into our business strategy and corporate culture. The Nominating and ESG Committee of the Board of Directors oversees our sustainability initiatives which aims to deliver long-term value for our shareholders and all our stakeholders.

We seek to promote a diverse, equitable and inclusive workplace and to ensure the health, safety and well-being of all employees. We emphasize giving back and uplifting the communities in which we operate through partnerships and volunteer efforts. Refer to the “Human Capital Management” section below for further information on our human capital management initiatives.
We are committed to reducing our environmental footprint and positively impacting the planet through the implementation of sustainable initiatives throughout our value chain. We have engaged a leading sustainability partner to assist us with calculating our global greenhouse gas footprint, which includes all our facilities and operations worldwide. The new global emissions calculation provides the basis for measuring and reporting progress on reducing emissions over time, and it serves as a guidepost as we develop a comprehensive global carbon abatement strategy. We have expanded the use of LED lighting retrofits and smart HVAC systems in our facilities and have continued to implement and monitor fleet management practices and policies to minimize our energy usage and carbon emissions. Additionally, we are helping our teammates, customers and the industry prepare for electric vehicles ("EVs") and the changes taking place in the market. We see this as an opportunity to lead our industry with knowledge and new products for EVs. We are continuously incorporating environmental stewardship in our practices and discovering opportunities to develop more efficient operations.
Additional information regarding our sustainability efforts and future initiatives can be found in our 2022 Sustainability Report and the Sustainability section of our website at www.genpt.com.
HUMAN CAPITAL MANAGEMENT
Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resources programs are designed to connect prospective and current talent to opportunities at the company, engage current employees through an inclusive and diverse culture, and develop employees to grow for future opportunities within the organization.
Employee Retention and Professional Development
As of December 31, 2022, we employed approximately 58,000 people worldwide and operated within 17 countries. We take pride in our employees and are committed to helping them improve their physical, emotional, financial and social well-being. Our benefit offerings are designed to meet the varied and evolving needs of a diverse workforce across businesses and geographies while helping our employees care for themselves and their families. We offer benefits aimed at improving quality of care while limiting out-of-pocket costs. In addition, our well-being programs include an online platform that offers an interactive way to accomplish personal and financial goals and a rewards platform to reward employees for completing company sponsored competitions and well-being activities.
We periodically conduct a global engagement survey as a means of measuring employee engagement and satisfaction, as well as a tool for improving our human capital management strategies. Our leadership team reviews the survey results and based on the survey responses, action plans are developed to focus on areas of opportunity. We are pleased to report that our most recent engagement survey results were favorable overall and have shown that our employees are proud to work for us. The results of the engagement surveys help us continuously improve our human capital strategies and find ways to foster engagement and growth for our employees.
In addition, to empower employees to continually enhance their skills and reach their maximum potential, we provide a range of development programs, resources, and opportunities. Many are facilitated locally by each business with core leadership development at the Corporate level. One of our more significant programs is focused on high potential employees from all global business units. This program is a combination of in-person and virtual coursework and training with the intent that participants become fully immersed in the operations of our business and develop strategies and improvements cross-functionally. We also offer various internship and rotational programs that allow employees to see different operations of our business while also building strong relationships throughout the company. Other development opportunities include on-demand and live training courses to help our employees achieve their professional and personal goals. We believe these programs demonstrate our ongoing commitment to develop our future leaders.
Diversity, Equity and Inclusion ("DEI")
Our culture is strengthened by our core values, which includes a steadfast commitment to standing up for equality for our teammates, suppliers, customers, communities and other stakeholders. As part of our investment in our people, we make diversity, equity and inclusion a top priority. We promote a diverse, inclusive, and innovative culture that encourages and embraces change, diverse ideas, and perspectives. We strive to ensure our teammates reflect our global and diverse customer base. We are committed to creating a welcoming environment where all teammates have opportunities to grow and feel a sense of belonging, regardless of gender, sex, race, color, religion, national origin, age, disability, veteran status, sexual orientation, gender expression or experiences. Our goal is to create an inclusive and welcoming culture where we value, respect, and provide equal opportunities for all employees.
Our Diversity, Equity, and Inclusion Council, led by senior leadership and representatives from each business unit have helped to ensure accountabilities exist to advance new and current DEI initiatives. Some initiatives include, providing scholarships with an emphasis for students who attend Historically Black Colleges and Universities and collaboration with organizations that support women such as Women in Technology and Women in Auto Care. Our commitment also includes supporting organizations that advance the interests of disadvantaged individuals and communities in need. We continue to partner with Georgia Minority Supplier Diversity Council, the Georgia Hispanic Chamber of Commerce, United Way's African American Partnership and Young Professional Leaders programs.
Our efforts are also directed internally where we encourage the exchange of ideas, actively listen to employee dialogue, provide appropriate training, and ensure that the interests of all our employees are supported and advanced. This year we launched four business resource groups ("BRGs") - African American, Asian, Veteran and Women, for our corporate teammates in the Unites States. These BRGs provide our teammates with venues for personal and professional development, including networking, coaching, skill building, community engagement, volunteering and advancement opportunities. These groups play a key role in educating and engaging teammates in our DEI goals and efforts. We aim to leverage key learnings from these groups and expand the program globally. Overall, we seek to create an environment where there is a sense of belonging and all voices are heard and valued.
Please refer to our 2022 Sustainability Report and Human Rights Policy, which can be found on our investor relations website, for further information on human capital management.
Additional Information
Our website can be found at www.genpt.com. We make available, free of charge through our website, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, any amendments to these documents, and other reports. These documents and reports are available under the Investor Relations section of our website as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission (“SEC”). We also use our website as a means of disclosing material information and for complying with our disclosure obligations under the SEC’s Regulation FD (Fair Disclosure). Important information, including news releases, analyst presentations and financial information regarding Genuine Parts is routinely posted on our website. Accordingly, investors should monitor the Investor Relations portion of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Additionally, our corporate governance guidelines, codes of conduct and ethics, charters of the Compensation and Human Capital Committee and the Nominating and ESG Committee, and information regarding our procedure for shareholders and other interested parties to communicate with our Board of Directors, are available also on our website.
In Part III of this Form 10-K, we incorporate certain information by reference to our proxy statement for our 2023 annual meeting of shareholders. We expect to file the proxy statement with the SEC on or about March 3, 2023, and it will be available online at the same time at http://www.proxydocs.com/gpc. Please refer to the proxy statement for the information incorporated by reference into Part III of this Form 10-K when it is available.
ITEM 1A. RISK FACTORS.
FORWARD-LOOKING STATEMENTS
Some statements in this report, as well as in other materials we file with the SEC or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to future operations, including the anticipated synergies and benefits of any acquisitions or divestitures, as well as prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. We caution that our forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated in our forward-looking statements as a result of various important factors. Such factors include, but are not limited to, those discussed below.
Forward-looking statements are only as of the date they are made, and we undertake no duty to update our forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-Q, 8-K and other reports filed with the SEC.

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
With respect to our Automotive segment, the primary factors are:
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
•the addition of electric vehicles, hybrid vehicles, ride sharing services, alternative transportation means and autonomously driven vehicles and future legislation, including tax incentives and restrictions on the sale of new internal combustion vehicles, related thereto;
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
With respect to our Industrial segment, the primary factors are:
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
As a distributor of automotive and industrial parts, our business depends on developing and maintaining close and productive relationships with our suppliers. We depend on our suppliers to sell us quality products at favorable prices. A variety of factors, many outside our control, affect our suppliers' ability to deliver quality merchandise to us at favorable prices and in a timely manner. These include, raw material shortages, inadequate manufacturing capacity, labor strikes, shortages and disputes anywhere within the supply and distribution chain delivering products to us, tariff and customs legislation and enforcement, transportation disruptions, tax and other legislative uncertainties, pandemics and/or weather conditions. In recent years, partly as a result of the COVID-19 pandemic and other factors beyond our control, such as the ongoing Russia and Ukraine war, we have experienced supply chain disruptions, particularly with regard to global labor shortages and inventory sourced from outside the U.S. These disruptions have not had a material impact on our business to date, but we cannot provide any assurance that these or new supply chain disruptions will not materially or adversely impact our business, financial condition and results of operations in the future.
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
The sale of automotive and industrial parts is highly competitive and impacted by many factors, including name recognition, product availability, customer service, changing customer preferences, store location, and pricing pressures. Because we seek to offer competitive prices, we may be forced to reduce our prices if our competitors reduce their prices or increase promotional spending, which could result in a material decline in our revenues and earnings. Increased competition among distributors of automotive and industrial parts, including increased availability among digital and e-commerce providers across the markets in which we do business, could cause a material adverse effect on our results of operations. We anticipate no decline in competition in any of our business segments in the foreseeable future.
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
The impact of geopolitical conflicts may adversely affect our business and results of operations.
We have operations or activities in numerous countries and regions outside the United States, including throughout western Europe and Australasia. As a result, our global operations are affected by economic, political and other conditions in the foreign countries in which we do business as well as U.S. laws regulating international trade. Specifically, instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia and Ukraine war, and China-Taiwan relations) and other disruptions may continue to put pressure on global economic conditions. In addition, countries across the globe are instituting sanctions and other penalties against Russia. While we do not have operations in Russia or Ukraine, the retaliatory measures that have been taken, and could be taken in the future, by the U.S., NATO, and other countries have created global security concerns that could result in broader European military and political conflicts and otherwise have a substantial impact on regional and global economies, any or all of which could adversely affect our business, particularly our European operations.

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
•disruptions in global supply chains;
•increased exposure to foreign currency fluctuations; and
•constraints, volatility or disruption in the credit and capital markets.
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
Despite our implementation of various security measures, our IT systems and operations could be subject to damage or interruption from computer viruses, natural disasters, unauthorized physical or electronic access, power outages, telecommunications failure, computer system or network failures, wire transfer failure, employee error/malfeasance, cyber-attacks, security breaches, and other similar disruptions. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of IT systems change frequently and have the potential to not be recognized until such attacks are launched or have been in place for a period of time. Maintaining, operating, and protecting these systems and related personal and sensitive information about our employees, customers and suppliers requires continuous investments in physical and technological security measures, employee training, and third-party services which we have made and will continue to make. A cyber-attack or security breach could result in, among other things, sensitive and confidential data being lost, manipulated or exposed to unauthorized persons or to the public or delay our ability to process customer orders and manage inventory. While we also seek to obtain assurances from third parties with whom we interact to protect confidential information, there are risks that the confidentiality or accessibility of data held or utilized by such third parties may be compromised.
To date, we have not experienced a material breach of cyber-security; however, our computer systems and the computer systems of our third-party service providers have been, and will likely continue to be, subjected to unauthorized access or phishing attempts, computer viruses, malware, ransomware or other malicious codes. In particular, in connection with the COVID-19 pandemic and the related increase in working from home, there has been a spike in cyber-security attacks as work from home measures have led businesses to increase reliance on virtual environments and communications systems, which have been subjected to increasing third-party vulnerabilities and security risks.
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
Our future success significantly depends on the continued services and performance of our key management personnel. We believe our management team’s depth and breadth of experience in our industry is integral to executing our business plan. We also will need to continue to attract, motivate, and retain other key personnel as well as maintain employee safety and well-being. The loss of services of members of our senior management team or other key employees, the inability to attract additional qualified personnel as needed or failure to plan for the succession of senior management and key personnel could have a material adverse effect on our business.
In addition, there has recently been an increase in workers exercising their right to form or join a union, particularly in the U.S. There can be no assurance that our employees will not elect to be represented by labor unions in the future, which could among other things, adversely impact our culture, increase operating costs and otherwise disrupt our business and operations.
Our strategic transactions, initiatives and transformation plan involve risks, which could have an adverse impact on our financial condition and results of operation, and we may not realize the anticipated benefits of these transactions and initiatives.
We regularly consider and enter into strategic transactions, including mergers, acquisitions, investments, alliances, and other growth and market expansion strategies, with the expectation that these transactions will result in increases in sales, cost savings, synergies and various other benefits. Assessing the viability and realizing the benefits of these transactions is subject to significant uncertainty, and we face significant competition in pursuing strategically beneficially transactions. Pursuing strategic transactions is also a time-consuming process that can involve significant expenses and management attention. For each of our acquisitions, we need to successfully integrate the target company’s products, services, associates and systems into our business operations, including in particular the challenges associated with the integration of foreign operations to ensure the adequacy of internal controls. Integration can be a complex and time-consuming process, and if the integration is not fully successful or is delayed for a material period of time, we may not achieve the anticipated synergies or benefits of the acquisition. Furthermore, even if the target companies are successfully integrated, the acquisitions may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or services, and expose us to additional liabilities. Any impairment of goodwill or other intangible assets acquired in a strategic transaction may reduce our earnings. In addition, any investments we hold in other companies are subject to a risk of partial or total loss of our investment. We also consider and enter into divestitures from time to time, with the expectation that these transactions will result in increases in cost savings and various other benefits. Strategic divestitures are subject to uncertainty and can be a complex and time-consuming process. If the divestiture is not fully successful or is delayed for a material period of time, or if we are unable to reinvest the proceeds of the divestiture in a manner consistent with our strategic objectives, we may not achieve the anticipated benefits of the divestiture.
Additionally, as we undertake the transformation plan for our business, we have integrated our strategic initiatives into a cohesive business model which balances competing priorities. If we are unable to implement these strategic initiatives efficiently and effectively, or if these strategic initiatives are unsuccessful, our business, financial condition, results of operations and cash flows could be adversely affected. To facilitate this transformation plan, we are making substantial investments, recruiting new talent, and optimizing our business model, management system, and organization, as well as divesting ourselves of assets related to the business products group segment, which we have exited. Accordingly, a strong balance sheet that provides the flexibility to invest in these new growth opportunities and maintaining discipline in our capital allocation is critical to the success of our transformation plans. If we are unable to maintain a strong balance sheet or optimize our capital allocation or are otherwise not successful in executing our strategic initiatives and transformation plan (or are delayed for reasons outside of our control), we may not be able to realize the full benefits of our plan. Furthermore, if we are unable to successfully drive employee or customer adoption of certain strategic initiatives, we may not realize the full benefits of our plan. Additionally, failure to make progress on our plans (or failure to accurately measure progress on our plan), may disrupt the conduct of our business and divert management’s attention and resources. All of which could have an adverse effect on our financial condition and results of operations.
If we fail to maintain an effective system of internal controls over financial reporting there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, which could result in a loss of investor confidence and negatively impact our business, results of operations, financial condition and stock price.
Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There can be no assurance that all control issues or fraud will be detected. As we continue to grow our business, our internal controls continue to become more complex and require more resources. Further, some of our employees work remotely and could introduce potential vulnerabilities to our financial reporting systems and our internal control environment and the effectiveness of our internal controls over financial reporting. Any failure to maintain effective controls could prevent us from timely and reliably reporting financial results and may harm our operating results. In addition, if we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified report as to the effectiveness of our internal control over financial reporting, as of each fiscal year end, we may be exposed to negative publicity, which could cause investors to lose confidence in our reported financial information. Any failure to maintain effective internal controls and any such resulting negative publicity may negatively affect our business and stock price.
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
Our business and operating results have been and may in the future be adversely affected by uncertain global economic conditions, including inflation or deflation, domestic outputs, political uncertainty and unrest, employment rates and wages, including increases in minimum wage, changes in tax policies, including tax legislation such as the Inflation Reduction Act of 2022, changes in energy costs, instability in credit markets, declining consumer and business confidence, fluctuating commodity prices, rising interest rates, monetary policies, volatile exchange rates, and other challenges that could affect the global economy. Both our commercial and retail customers may experience deterioration of their financial resources, which could result in existing or potential customers delaying or canceling plans to purchase our products.
Additionally, other economic conditions, including resulting from healthcare pandemics or epidemics, could impact various aspects of our business. The extent to which these could impact us depends on numerous factors and future developments that we cannot predict, including the occurrence of additional waves or spikes in infection rates, including due to the emergence and spread of variants; governmental, business or other actions taken in response to certain healthcare pandemics or epidemics and the efficacy of these actions, including partial or complete shut downs, travel restrictions, and stay-at-home orders among other actions; effectiveness and public acceptance of vaccines; and impacts on our supply chain, our ability to keep operating locations open, and on customer demand.
Our vendors could experience similar negative conditions, which could impact their ability to fulfill their financial obligations to us. Future weakness in the global economy could adversely affect our business, results of operations, financial condition and cash flows.

Fluctuations in foreign currency exchange rates have adversely affected and could continue to adversely affect our operating results.
Because the functional currency of most of our foreign operations is the applicable local currency, but our financial reporting currency is the U.S. dollar, we are required to translate the assets, liabilities, expenses, and revenues of our foreign operations into U.S. dollars at the applicable exchange rate in preparing our Consolidated Financial Statements. Accordingly, we face foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries, sales to third-party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies.
Foreign currency exchange rates have affected our net sales, net earnings, and operating results and could continue to result in declines in our reported net sales and net earnings. Currency exchange rate fluctuations may also affect the comparative prices between products we sell and products our foreign competitors sell in the same market, which may decrease demand for our products. Substantial exchange rate fluctuations as a result of the strengthening of the U.S. dollar or otherwise, may have an adverse effect on our operating results, financial condition, and cash flows, as well as the comparability of our Consolidated Financial Statements between reporting periods. While we actively manage our foreign currency market risk in the normal course of business by entering into various derivative instruments to hedge against such risk, these derivative instruments involve risks and may not effectively limit our underlying exposure to foreign currency exchange rate fluctuations or minimize our net earnings and cash volatility associated with foreign currency exchange rate changes. Further, the failure of one or more counterparties to our foreign currency exchange rate contracts to fulfill their obligations to us could adversely affect our operating results.
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
We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various reasons. For example, we are party to, among other litigation, numerous pending product liability lawsuits relating to our national distribution of automotive parts and supplies, many of which involve claims of personal injury allegedly resulting from the use of automotive parts distributed by us. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim our business, financial condition, results of operations and cash flows could be materially and adversely affected. In particular, on July 8, 2021, the Washington Supreme Court overturned the order of the Washington Court of Appeals and reinstated the trial court's damage award of $77 million against us.
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
Many factors influence our reputation and the value of our brands including the perception held by our customers, business partners, investors, other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny related to environmental, social and governance activities and disclosures and risk of damage to our reputation and the value of our brands if we fail to act responsibly in a number of areas, such as environmental stewardship and sustainability, supply chain management, climate change, diversity, equity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2.    PROPERTIES.
The following table summarizes our company-owned and operated distribution centers, retail stores, branches and service centers as of December 31, 2022:

	Distribution Centers	Other Locations
Automotive:
North America	77	1,682
Europe	78	742
Australasia	14	529
Total Automotive	169	2,953
Industrial:
North America	19	616
Australasia	16	150
Total Industrial	35	766
Total	204	3,719
In addition to the properties set forth above, we have various headquarters, shared service centers and other facilities. Our corporate and U.S. Automotive headquarters are located in two office buildings owned by us in Atlanta, Georgia. We generally own distribution centers and lease retail stores and branches. We believe that our facilities as a whole are in good condition, are adequately insured, are fully utilized and are suitable and adequate to conduct the business of our current operations.
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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information Regarding Common Stock
Our common stock is traded on the New York Stock Exchange under the ticker symbol “GPC.”
Dividend Information
We have paid a cash dividend to shareholders every year since going public in 1948 and increased the annual dividend for 66 consecutive years through 2022. While we have historically paid dividends to holders of our common stock on a quarterly basis and expect to continue doing so going forward, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our Board of Directors.
Stock Performance Graph
Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return on our common stock against the cumulative total shareholder return of the Standard and Poor’s ("S&P") 500 Stock Index and a peer group composite index (“Peer Index”) structured by us as set forth below for the five year period that commenced December 31, 2017 and ended December 31, 2022. This graph assumes that $100 was invested on December 31, 2017 in Genuine Parts Company common stock, the S&P 500 Stock Index (we are a member of the S&P 500 Stock Index, and our cumulative total shareholder return went into calculating the S&P 500 Stock Index results set forth in the graph) and the peer group composite index as set forth below and assumes reinvestment of all dividends.
Comparison of five year cumulative total shareholder return
Genuine Parts Company, S&P 500 Stock Index and peer group composite index

Cumulative Total Shareholder Return $ at Fiscal Year End	2017	2018	2019	2020	2021	2022
Genuine Parts Company	$100.00	$104.11	$118.74	$116.13	$166.52	$211.19
S&P 500 Stock Index	$100.00	$95.62	$125.73	$148.87	$191.60	$156.90
Peer Index	$100.00	$83.10	$106.58	$127.14	$156.34	$125.91
In constructing the Peer Index for use in the stock performance graph above, we used the shareholder returns of various publicly held companies (weighted in accordance with each company’s stock market capitalization at

December 31, 2017 and including reinvestment of dividends) that compete with us in our two industry segments: automotive parts and industrial parts (each group of companies included in the Peer Index as competing with us in a separate industry segment is hereinafter referred to as a “Peer Group”). Included in the automotive parts Peer Group are those companies making up the Dow Jones U.S. Auto Parts Index (we are a member of such industry group, and its individual shareholder return was included when calculating the Peer Index results set forth in the performance graph). Included in the industrial parts Peer Group are Applied Industrial Technologies, Inc., Fastenal Company, and W.W. Grainger, Inc. In determining the Peer Index, each Peer Group was weighted to reflect our annual net sales in each industry segment.
Holders
As of December 31, 2022, there were 6,892 holders of record of the company’s common stock. The number of holders of record does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.
Issuer Purchases of Equity Securities
The following table provides information about the purchases of shares of the company’s common stock during the three month period ended December 31, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2022 through October 31, 2022	18,142	$173.00	124,004	10,458,662
November 1, 2022 through November 30, 2022	22,892	$178.92	109,115	10,349,547
December 1, 2022 through December 31, 2022	2,183	$171.00	56,549	10,292,998
Total	43,217	$176.04	289,668	10,292,998
(1)Includes shares surrendered by employees to the company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of share appreciation rights and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15 million shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The authorization for these repurchase plans continues until all such shares have been repurchased or the repurchase program is terminated by action of the Board of Directors. The program may be suspended at any time and does not have an expiration date. Approximately 10.3 million shares authorized remain available to be repurchased by the company. There were no other repurchase plans announced as of December 31, 2022.

ITEM 6.    (RESERVED)

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
OVERVIEW
Genuine Parts Company is a global service organization engaged in the distribution of automotive and industrial replacement parts. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia.
In 2022, we conducted business in North America, Europe and Australasia from more than 10,600 locations. Our Automotive business operated in the U.S., Canada, Mexico, France, the U.K., Ireland, Germany, Poland, the Netherlands, Belgium, Spain, Portugal, Australia and New Zealand in 2022 and accounted for 62% of total revenues for the year. Our Industrial business operated in the U.S., Canada, Mexico, Australia, New Zealand, Indonesia and Singapore and accounted for 38% of total revenues.
Our mission is to be an employer of choice, supplier of choice, valued customer, good corporate citizen and investment of choice for all our shareholders. Additionally, we strive to be a respected community member that gives back to the communities in which we operate. Our strategic financial objectives are intended to align with our mission and drive value for all our stakeholders. Our strategic financial objectives include: (1) revenue growth in excess of market growth; (2) improved operating margins; (3) strong balance sheet and cash flows; and (4) effective capital allocation.
KEY PERFORMANCE INDICATORS
We consider a variety of performance and financial measures in assessing our business, and the key performance indicators used to measure our results are summarized below.
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
Gross Profit and Gross Margin
Gross profit represents net sales less cost of goods sold. Gross profit as a percentage of net sales is referred to as gross margin. Cost of goods sold primarily represents the cost of merchandise sold, including the cost of inbound freight from suppliers. It also includes the effects of supplier volume incentives and inventory adjustments. Our gross profit is variable in nature and generally follows changes in net sales. We believe that gross profit and gross margin are useful measures because they allow management, analysts, investors and others to evaluate the profit we generate from our sales, before operating and other expenses and income.
Selling, Administrative and Other Expenses ("SG&A")
SG&A includes all personnel and personnel-related costs at our segment headquarters, distribution centers, stores and branches, which accounts for more than 60% of total SG&A. Additional costs in SG&A include our facilities, freight and delivery, marketing, advertising, technology, digital, legal and professional costs. Freight and delivery costs are the shipping and handling costs incurred related to delivering merchandise to our customers.
Segment Profit and Segment Margin
Segment profit is calculated as net sales less costs of goods sold, operating expenses, and certain non-operating expenses attributable to the segment (e.g., foreign currency), excluding general corporate expenses, net interest expense, intangible asset amortization, and other unallocated amounts that are primarily driven by corporate initiatives. Operating expenses include SG&A at our segments. Segment profit as a percentage of segment net sales is referred to as segment margin.
We believe that segment profit and segment margin are useful measures because they allow management, analysts, investors, and other interested parties to evaluate the profitability of our segments, after the effects of operating and other expenses and income associated with those businesses. Refer to the Segment Data Footnote in the Notes to Consolidated Financial Statements for additional information.
Net Income and EBITDA
We believe that net income and EBITDA, along with their adjusted measures, are useful measures of operating performance. EBITDA helps us assess the underlying profitability of our company’s business operations before the effects of certain net expenses that directly arise from our capital investment decisions (depreciation, amortization), financing decisions (interest), and tax strategies (income taxes). Net Income represents our profitability after the effects of all operating and other expenses and income.
The adjusted measures of EBITDA and net income eliminate certain non-recurring charges and other items that we do not believe are reflective of our ongoing business performance. These adjusted measures help us evaluate our operating performance on a comparable basis from period-to-period so that we can better understand the ongoing factors and trends affecting our business operations. We also use adjusted EBITDA, together with net income and segment profit, to forecast our performance, evaluate our actual results against our forecasts and compare our results to others in the industries that we serve. Adjusted EBITDA is also a measure of performance included in our executive incentive compensation plans. See “Non-GAAP Financial Measures” below for a discussion of how we define adjusted net income and adjusted EBITDA and a reconciliation of adjusted net income, EBITDA and adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).
CONSOLIDATED RESULTS OF OPERATIONS
Our discussion of our results focuses on 2022 and 2021 and year-to-year comparisons between those periods. Discussions of 2020 results and year-to-year comparisons between 2021 and 2020 results are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
In 2022, we experienced strong and consistent customer demand and a favorable pricing environment for our services. These factors, combined with our Industrial segment's $1.3 billion acquisition of Kaman Distribution Group ("KDG"), contributed to 17.1% revenue growth over 2021. Our strong revenue growth, expense leverage and strategic initiatives drove a 60 basis point improvement in segment margin and provided $1.5 billion in cash from operations, a 16.6% increase from 2021. These results allowed us to continue investing in our businesses through strategic acquisitions and capital expenditures.
Our results of operations are summarized below for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022		2021
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$22,095,973	100.0%	$18,870,510	100.0%	$3,225,463	17.1%
Cost of goods sold	14,355,869	65.0%	12,236,374	64.8%	2,119,495	17.3%
Gross profit	7,740,104	35.0%	6,634,136	35.2%	1,105,968	16.7%
Operating expenses:
Selling, administrative and other expenses	5,758,295	26.1%	5,162,506	27.4%	595,789	11.5%
Depreciation and amortization	347,819	1.6%	290,971	1.5%	56,848	19.5%
Provision for doubtful accounts	19,791	0.1%	17,739	0.1%	2,052	11.6%
Total operating expenses	6,125,905	27.7%	5,471,216	29.0%	654,689	12.0%
Non-operating expenses (income):
Interest expense, net	73,887	0.3%	62,150	0.3%	11,737	18.9%
Other	(32,290)	(0.1)%	(99,576)	(0.5)%	67,286	(67.6)%
Total non-operating expenses (income)	41,597	0.2%	(37,426)	(0.2)%	79,023	(211.1)%
Income before income taxes	1,572,602	7.1%	1,200,346	6.4%	372,256	31.0%
Income taxes	389,901	1.8%	301,556	1.6%	88,345	29.3%
Net income	$1,182,701	5.4%	$898,790	4.8%	$283,911	31.6%

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	$ Change	% Change
Diluted EPS	$8.31	$6.23	$2.08	33.4%
Adjusted EBITDA	$1,999,329	$1,681,515	$317,814	18.9%
Automotive segment profit	$1,191,674	$1,073,427	$118,247	11.0%
Industrial segment profit	$886,636	$595,232	$291,404	49.0%
Total segment profit	$2,078,310	$1,668,659	$409,651	24.5%
Automotive segment margin	8.7%	8.6%
Industrial segment margin	10.5%	9.4%
Total segment margin	9.4%	8.8%
Net Sales
Our net sales increase of 17.1% includes an 11.8% comparable sales increase and an 8.6% positive impact from acquisitions, slightly offset by an unfavorable impact of foreign currency of 3.3%.
Strong customer demand, which was consistent throughout 2022, and a favorable pricing environment were the primary drivers of our comparable sales growth. We deployed strategic pricing increases throughout 2022 to offset the dynamic product cost increases we faced across our businesses from elevated inflationary pressure, particularly in Automotive. Separately, we continued to invest in strategic acquisitions in both segments, with the KDG acquisition in particular providing a significant sales benefit in 2022. Our sales growth was negatively impacted by the U.S. dollar strengthening relative to other foreign currencies during the year, most significantly against the Euro.
Automotive
Net sales for Automotive were $13.7 billion in 2022, an 8.9% increase from 2021. The increase includes 9.0% growth in comparable sales and a 4.5% contribution from acquisitions, partially offset by a 4.6% unfavorable impact from foreign currency and other.
Our growth in sales was driven by continued solid demand for automotive parts, a strong pricing environment due to elevated inflation in product costs, and footprint expansion through acquisitions, such as our entry into new markets in Spain and Portugal. Several underlying factors driving customer demand for automotive parts in the markets we serve include increases in the average age of cars on the road and miles driven, and the lack of availability of new cars due to supply chain constraints.
Industrial
Net sales for Industrial were $8.4 billion in 2022, a 33.2% increase from 2021. The increase includes 17.3% growth in comparable sales and a 16.8% contribution from acquisitions primarily driven by the addition of KDG. This was slightly offset by a 0.9% unfavorable impact of currency translation.
Our growth in comparable sales reflects the positive impact of our ongoing sales initiatives and strength in numerous industry segments in North America throughout much of 2022. We experienced double-digit sales growth across all 14 customer sectors we served, with the largest percent increases in oil and gas, mining, and aggregate and cement. The increase in sales volume drove the majority of our growth, in addition to a contribution of low single-digit product cost inflation. Our acquisition of KDG contributed significantly to our sales growth, and it enhanced our position as a market leader in the industrial supply chain for MRO and OEM customer support and advanced engineering and automation solutions.
Gross Profit & Gross Margin
Gross profit increased $1.1 billion, or approximately 16.7% from 2021, primarily driven by the increase in net sales, and gross margin decreased slightly to 35.0% from 35.2% in 2021. The positive contributions to gross margin from our pricing and sourcing initiatives, among others, were more than offset by the negative impact of lower supplier incentives as a percentage of sales; the relative sales growth of Industrial as a component of total sales, which generates lower gross margins than Automotive; and the unfavorable impact of foreign currency.
Operating Expenses
SG&A expenses represent 26.1% of net sales in 2022 compared to 27.4% of net sales in 2021. The decrease in SG&A expense as a percent of net sales was primarily driven by leveraging strong core sales growth, cost reduction and productivity initiatives, as well as a one-time benefit of $103 million on the sale of real estate that had been previously leased to S.P. Richards Company ("SPR"). These benefits were partially offset by higher personnel and freight and delivery costs in 2022, and costs of $67 million associated with the acquisition and integration of KDG, which includes an impairment of $17 million from the retirement of certain legacy trade names. Additionally we had a remeasurement to increase our product liability by $29 million due to a revision of our estimate of the number of claims to be incurred in future periods, among other assumptions.
The increase in depreciation and amortization expense of $57 million was due to higher amortization from intangible assets associated with the acquisition of KDG and higher depreciation from increased capital investments to improve our distribution facilities, streamline our supply chain and invest in enhanced technology solutions.
Non-Operating Expenses and Income
We incurred $42 million in net non-operating expenses in 2022, a $79 million change from $37 million in net non-operating income in 2021. This category primarily includes net interest expense, pension and investment income, foreign currency gains and losses, and Accounts Receivable Sales Agreement ("A/R Sales Agreement") fees. The $79 million change includes the effects of a $12 million increase in net interest expense in 2022 due to increased borrowing to fund the acquisition of KDG. It also includes the effects of a $67 million decrease in other non-operating income. The decrease primarily resulted from a $32 million year-over-year net decline in income on certain investments, a $17 million increase in A/R Sales Agreement fees, and the net change of $12 million as foreign currency moved from gains in the prior year to losses in the current year.
Segment Profit
Automotive
Automotive segment profit increased 11.0% and its segment margin improved 10 basis points from 2021. The increased segment profit reflects the benefits of strong sales growth due to solid customer demand, a favorable pricing environment and footprint expansion into new markets, such as in Europe. We were able to improve segment margin in Automotive, despite elevated inflationary product cost pressures, primarily through our strategic pricing initiatives and our ability to leverage operating costs through strong core sales growth and the benefits of our strategic supply chain initiatives.
Industrial
Industrial segment profit increased 49.0% and its segment margin improved 110 basis points from 2021. The improvement in Industrial segment profit and margin primarily reflects the benefits of leveraging expenses through double-digit core sales growth, the acquisition of KDG and our strategic supply chain and other operating initiatives.
Income Taxes
Our effective income tax rate was 24.8% as of December 31, 2022, compared to 25.1% in 2021. For the year ended December 31, 2022, the rate decrease is primarily due to the inclusion in the prior year results of the impact of a United Kingdom rate change that required deferred tax asset and liability remeasurement, partially offset by other one time adjustments.
On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law, and is effective beginning January 1, 2023. The IRA contains tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases which we do not expect to have material impacts to our financial statements.
Net Income
Net income was $1.2 billion in 2022, a significant increase compared to $899 million in 2021. Diluted earnings per share ("EPS") was $8.31 in 2022, up 33.4% compared to $6.23 in 2021. Adjusted net income was $1.2 billion in 2022, an increase of 19.1% from $997 million in 2021. Adjusted diluted EPS was $8.34, a 20.7% increase compared to $6.91 in 2021. EBITDA was $2.0 billion in 2022, an increase of 28.4% from $1.6 billion in 2021. Adjusted EBITDA was $2.0 billion in 2022, an increase of 18.9% from $1.7 billion in 2021.
The growth in net income, adjusted net income, EBITDA and adjusted EBITDA in all periods presented reflects strong operating results in both of our segments, driven primarily by strong sales growth, the benefits of key acquisitions (including KDG), and the continued execution of our strategic pricing and other initiatives, as discussed more fully in the commentary above.
Adjusted net income, adjusted diluted EPS, EBITDA and adjusted EBITDA are non-GAAP measures (see table below for reconciliations to the most directly comparable GAAP measures).

Non-GAAP Financial Measures
The following tables sets forth reconciliations of net income, diluted EPS to adjusted net income and adjusted diluted EPS to account for the impact of adjustments. We also include adjusted EBITDA with a reconciliation to pretax earnings. We believe that the presentation of adjusted net income, adjusted diluted EPS and adjusted EBITDA, which are not calculated in accordance with GAAP, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to both management and investors that is indicative of our core operations. We consider these metrics useful to investors because they provide greater transparency into management’s view and assessment of our ongoing operating performance by removing items management believes are not representative of our continuing operations and may distort our longer-term operating trends. We believe these measures to be useful to enhance the comparability of our results from period to period and with our competitors, as well as to show ongoing results from operations distinct from items that are infrequent or not associated with our core operations. We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.

	Year Ended December 31,
(in thousands)	2022	2021
GAAP net income	$1,182,701	$898,790

Adjustments:
Gain on sales of real estate (1)	(102,803)	—
Gain on insurance proceeds (2)	(1,507)	(3,862)
Product liability adjustment (3)	28,730	—
Product liability damages award (4)	—	77,421
Loss on software disposal (5)	—	61,063
Gain on equity investment (6)	—	(10,229)
Transaction and other costs (7)	80,601	3,655
Total adjustments	5,021	128,048
Tax impact of adjustments	(137)	(29,828)
Adjusted net income	$1,187,585	$997,010

The table below represents amounts per common share assuming dilution:

	Year Ended December 31,
(in thousands, except per share data)	2022	2021
GAAP diluted EPS	$8.31	$6.23

Adjustments:
Gain on sales of real estate (1)	(0.72)	—
Gain on insurance proceeds (2)	(0.01)	(0.03)
Product liability adjustment (3)	0.20	—
Product liability damages award (4)	—	0.54
Loss on software disposal (5)	—	0.42
Gain on equity investment (6)	—	(0.07)
Transaction and other costs (7)	0.56	0.03
Total adjustments	0.03	0.89
Tax impact of adjustments	—	(0.21)
Adjusted diluted EPS	$8.34	$6.91
Weighted average common shares outstanding - assuming dilution	142,322	144,221

(1)Adjustment reflects a gain on the sale of real estate that had been leased to S.P. Richards.
(2)Adjustment reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs.
(3)Adjustment to remeasure product liability for a revised estimate of the number of claims to be incurred in future periods, among other assumptions.
(4)Adjustment reflects damages reinstated by the Washington Supreme Court order on July 8, 2021 in connection with a 2017 automotive product liability claim.
(5)Adjustment reflects a loss on an internally developed software project that was disposed of due to a change in management strategy related to advances in alternative technologies.
(6)Adjustment relates to gains recognized upon remeasurement of certain equity investments to fair value upon acquiring the remaining equity of those entities.
(7)Adjustment for 2022 primarily includes costs of $67 million associated with the January 3, 2022 acquisition and integration of KDG which includes a $17 million impairment charge. The impairment charge was driven by a decision to retire certain legacy trade names, classified as other intangible assets, prior to the end of their estimated useful lives as part of executing our KDG integration and rebranding strategy. Separately, this adjustment includes an $11 million loss related to an investment. Adjustment for 2021 includes transaction and other non-recurring costs related to acquisitions.

	Year Ended December 31,
(in thousands)	2022	2021
GAAP net income	$1,182,701	$898,790
Depreciation and amortization	347,819	290,971
Interest expense, net	73,887	62,150
Income taxes	389,901	301,556
EBITDA	1,994,308	1,553,467
Total adjustments (8)	5,021	128,048
Adjusted EBITDA	$1,999,329	$1,681,515
(8) Adjustments are the same as adjustments included within the adjusted net income table above.
The table below clarifies where the adjusted items are presented in the consolidated statement of income:

	Year Ended December 31,
(in thousands)	2022	2021
Line item:
Cost of goods sold	$5,000	$—
Selling, administrative and other expenses	(7,472)	142,139
Non-operating expenses (income): Other	7,493	(14,091)
Total adjustments	$5,021	$128,048
OUTLOOK
We expect continued revenue and earnings growth in 2023 despite uncertain economic conditions. We anticipate revenue growth in 2023, as positive trends related to miles driven, aging vehicles and limited new car inventory remain supportive of sustained demand for our Automotive business. In addition, we believe the strong performance in our Industrial business reflects the diversity of our product and service offerings. We expect our growing capabilities in industrial solutions, including automation, fluid power and conveyance to be differentiators for our business.
We continue to execute our strategic pricing and sourcing initiatives to mitigate product and other inflationary cost pressures which we expect to drive improvement in gross margins and earnings. With our global growth initiatives and strong industry fundamentals, we believe we are well positioned for both near-term and sustainable long-term sales and earnings growth.

FINANCIAL CONDITION
Our cash balance at December 31, 2022 was $653 million compared to cash of $715 million a year ago. Accounts receivable increased $391 million, or 21.7%, from December 31, 2021 primarily due to higher net sales inclusive of the KDG acquisition. Inventory increased $552 million, or 14.2% from December 31, 2021 in association with higher product demand and increased net sales, and acquisitions (including KDG). Accounts payable increased $652 million, or 13.6% from December 31, 2021 due to increased purchases to support higher net sales and extended payment terms with certain suppliers. Total debt of $3.3 billion at December 31, 2022 increased $919 million from December 31, 2021 primarily due to the Senior Notes offering (as discussed below) to fund the acquisition of KDG.
Supply Chain Finance Programs
We have negotiated extended payment dates with our suppliers through supply chain finance programs. Several global financial institutions offer voluntary supply chain finance ("SCF") programs which enable our suppliers (generally those that grant extended terms), at their sole discretion, to sell their receivables from us to these financial institutions on a non-recourse basis at a rate that takes advantage of our credit rating and may be beneficial to them. The SCF program is primarily available to suppliers of goods and services included in cost of goods sold in our consolidated statements of income. We and our suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. Our current payment terms with the majority of our suppliers range from 30 to 360 days. The suppliers sell goods or services, as applicable, to us and they issue the associated invoices to us based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. In turn, we direct payment to the financial institutions, rather than the suppliers, for the invoices sold to the financial institutions. No guarantees are provided by us or any of our subsidiaries on third-party performance under the SCF program; however, we guarantee the payment by our subsidiaries to the financial institutions participating in the SCF program for the applicable invoices. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable in our consolidated balance sheets. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our consolidated statement of cash flows. We have been informed by the financial institutions that as of December 31, 2022 and 2021, suppliers elected to sell $3.1 billion and $2.7 billion, respectively, of our outstanding payment obligations to the financial institutions. The amount settled through the SCF program was $3.7 billion for the year ended December 31, 2022.
LIQUIDITY AND CAPITAL RESOURCES
Our strong financial position and cash flow performance have provided us with the capacity to invest in acquisitions, capital expenditures and technology to support our global growth strategy, as well as return value to our shareholders through dividends and share repurchases. Our sources of capital consist primarily of cash flows from operations, supplemented as necessary by private and public issuances of debt and bank borrowings. Currently, we believe that our cash on hand and available short-term and long-term sources of capital are sufficient to fund our operations in both the short and long term, including working capital requirements, strategic acquisitions, dividends, share repurchases, capital expenditures, scheduled debt and interest payments, and income tax obligations.
Our total debt outstanding at December 31, 2022 increased by $919 million from December 31, 2021, as discussed above.

Sources and Uses of Cash
A summary of our consolidated statements of cash flows is as follows:

	Year Ended December 31,
(In thousands)	2022	2021	$ Change	% Change
Operating activities	$1,466,971	$1,258,285	$208,686	16.6%
Investing activities	$(1,684,240)	$(506,164)	$(1,178,076)	232.7%
Financing activities	$205,101	$(989,532)	$1,194,633	(120.7)%
Operating Activities
We generated strong positive cash flow in 2022 with the increase in cash provided by operating activities primarily driven by higher earnings and the effective management of our working capital, including a $200 million benefit related to increasing the amount of receivables sold under our A/R Sales Agreement.
Investing Activities
We continue to invest in our business through strategic acquisitions and capital expenditures to broaden our product and service offerings, improve our business operations and expand our global footprint. In 2022, net cash used in investing activities included $1.7 billion used for acquisitions of businesses and other investing activities primarily in connection with the acquisition of KDG and a $158 million benefit from the settlement of a net investment hedge. Additionally, we invested $340 million in capital expenditures to improve our supply chain, facilities, and technology environment. These items were partially offset by $145 million in proceeds from the sale of property, plant and equipment (primarily real estate that had been previously leased to SPR) and $34 million in proceeds from divestitures of store operations in Automotive.
Financing Activities
Cash provided by financing activities reflects $919 million of net proceeds from debt primarily from the Senior Notes offering, which was mostly offset by dividends paid to shareholders of $496 million and repurchases of our common stock of $223 million. In 2022, we announced a 10% increase in our regular quarterly cash dividend and we expect this trend of increasing dividends to continue in the foreseeable future. We also expect to remain active in our share repurchase program, but the amount and value of shares repurchased will vary and is subject to authorization of our Board of Directors.

Notes and Other Borrowings
On January 3, 2022, we amended our A/R Sales Agreement to increase the facility limit by an additional $200 million, bringing the total to $1 billion. The terms of the A/R Sales Agreement limit the balance of receivables sold to approximately $1 billion at any point in time. Refer to the A/R Sales Agreement Footnote in the Notes to Consolidated Financial Statements for more information.
On January 6, 2022, we issued $500 million of unsecured 1.750% Senior Notes due 2025. Simultaneously, we issued $500 million of unsecured 2.750% Senior Notes due 2032. For both offerings, interest is payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2022.
At December 31, 2022, we had $3.4 billion of unsecured Senior Notes outstanding. Approximately $1.8 billion of these borrowings contain covenants related to a maximum debt to EBITDA ratio and certain limitations on additional borrowings. At December 31, 2022, we were in compliance with the covenants under our Unsecured Revolving Credit Facility and our outstanding unsecured Senior Notes. Any failure to comply with our debt covenants or restrictions could result in a default under our financing arrangements or require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could create cross defaults under other debt arrangements and have a material adverse effect on our business, financial condition, results of operations and cash flows.
We ended the year with $2.2 billion of total liquidity (comprising $1.5 billion availability on the revolving credit facility and $653 million of cash and cash equivalents). Due to the workers’ compensation and insurance reserve requirements in certain states, we also had unused letters of credit of approximately $71 million outstanding at December 31, 2022. Our unused letters of credit expire within one year, but have automatic renewal clauses. From time to time, we may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk. We currently believe that the existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
Our total average cost of debt was 2.33% at December 31, 2022 and 2.35% at December 31, 2021. Total interest expense, net of interest income, for all borrowings was $74 million and $62 million in 2022 and 2021, respectively. Refer to the Debt Footnote in the Notes to Consolidated Financial Statements for more information.
Contractual and Other Obligations
The following table summarizes our material cash requirements at December 31, 2022 that we expect to be paid in cash. The table does not include amounts that are contingent on events or other factors that are uncertain or unknown at this time, including legal contingencies and uncertain tax positions. The amounts presented are based on various estimates and actual results may vary from the amounts presented.

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Credit facilities	$3,351,185	$252,029	$847,452	$743,264	$1,508,440
Operating leases	1,243,248	325,370	467,485	234,308	216,085
Total material cash requirements	$4,594,433	$577,399	$1,314,937	$977,572	$1,724,525
Purchase orders or contracts for the purchase of inventory and other goods and services are not included in our estimates. We are not able to determine the aggregate amount of such purchase orders that represent contractual cash requirement, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements.
Additionally, we guarantee the borrowings of certain independently owned automotive parts stores (independents) and certain other affiliates in which we have a noncontrolling equity ownership interest (affiliates). Our maximum exposure to loss as a result of our involvement with these independents and affiliates is generally equal to the total borrowings subject to our guarantee. At December 31, 2022, the total borrowings of the independents and affiliates subject to guarantee by the company were approximately $916 million. These loans generally mature over periods from one to six years. Our amount of commitment expiring in 2023 is approximately $401 million. To date, we have had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.

Share Repurchases
In 2022, we repurchased approximately 1.6 million shares of our common stock for an aggregate $223 million, and we had remaining authority to purchase approximately 10.3 million shares of our common stock at December 31, 2022. We expect to remain active in our share repurchase program and continue to return capital to our shareholders. There were no other repurchase plans announced as of December 31, 2022.
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
Consideration Received from Vendors
We may enter into agreements at the beginning of each year with many of our vendors that provide for inventory purchase incentives. Generally, we earn inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. We accrue for the receipt of these incentives as part of our inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes we will continue to receive consideration from vendors in 2023 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future or that we will be able to achieve the specified volumes necessary to take advantage of such incentives.
Impairment of Goodwill and Other Intangible Assets
At least annually, we evaluate property, plant and equipment, goodwill and other intangible assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance, among other factors. Future events could cause us to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating for impairment also requires us to estimate future operating results and cash flows which requires judgment by management. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Refer to the Goodwill and Other Intangible Assets Footnote of the Notes to Consolidated Financial Statements for further information on the results of our annual goodwill impairment testing.
Employee Benefit Plans
Our benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of our pension plan assets. Our U.S. plan, our largest pension plan, is well-funded, with a fund status of 127% at December 31, 2022. The plans in Europe are unfunded and therefore there are no plan assets. Our pension plan investment strategy implemented by our management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in the U.S. and Canada, as well as fiduciary standards. The long-term primary objectives for the pension plan funds are to provide for a reasonable amount of long-term growth of capital without undue exposure to risk, protect the assets from erosion of purchasing power and provide investment results that meet or exceed the pension plans’ actuarially assumed long-term rates of return. Our investment strategy with respect to pension plan assets is to generate a return in excess of the passive portfolio benchmark (38% U.S. Large-cap stocks, 9% U.S. Mid-cap stocks, 10% International stocks, 3% Emerging Market stocks and 40% Barclays U.S. Gov/Credit Index).
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
Based on the investment policy for the pension plans, as well as an asset study that was performed based on our asset allocations and future expectations, our expected rate of return on plan assets for measuring 2023 pension income is 7.09% for the plans. The asset study forecasted expected rates of return for the approximate duration of our benefit obligations, using capital market data and historical relationships.
The discount rate is chosen as the rate at which pension obligations could be effectively settled and is based on capital market conditions as of the measurement date. We have matched the timing and duration of the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed income debt instruments to select our discount rate. Based upon this cash flow matching analysis, we selected a weighted average discount rate for the plans of 5.61% at December 31, 2022.
Our pension income for 2022 is determined at the December 31, 2021 measurement date. A 25 basis point increase in discount rate would result in an approximate $46 million decrease on our projected benefit obligation. A 25 basis point decrease in discount rate would result in approximate $48 million increase on our projected benefit obligation. A 25 basis point change in discount rate would have an immaterial impact on our pension income. A 25 basis point change in expected return on asset would have an approximate $6 million impact on our pension income. These sensitivities reflect the effect of changing one assumption at a time and assume no changes to the design of the pension plans.
Effective December 31, 2013, our defined benefit pension plans were amended to freeze benefit plan accruals for participants and provide for immediate vesting of accrued benefits. Net periodic benefit income for our defined benefit pension plans was $27 million, $19 million, and $18 million for the years ended December 31, 2022, 2021 and 2020, respectively. The income associated with the pension plans in 2022, 2021 and 2020 reflects the impact of the freeze. Refer to the Employee Benefit Plans Footnote of the Notes to Consolidated Financial Statements for more information regarding employee benefit plans.
Business Combinations
When we acquire businesses, we apply the acquisition method of accounting and recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values on the acquisition date, which requires significant estimates and assumptions. Goodwill is measured as the excess of the fair value of the consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method requires us to record provisional amounts for any items for which the accounting is not complete at the end of a reporting period. We must complete the accounting during the measurement period, which cannot exceed one year. Adjustments made during the measurement period could have a material impact on our financial condition and results of operations.
We typically measure customer relationships and other intangible assets using an income approach. Significant estimates and assumptions used in this approach include discount rates and certain assumptions that form the basis of the forecasted cash flows expected to be generated from the asset (e.g., future revenue growth rates and EBITDA margins). If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired tangible and intangible assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.
Legal and Product Liabilities
We accrue for potential losses related to legal disputes, litigation, product liabilities, and regulatory matters when it is probable (the future event or events are likely to occur) that we will incur a loss and the amount of the loss can be reasonably estimated.
To calculate product liabilities, we estimate potential losses relating to pending claims and also estimate the likelihood of additional, similar claims being filed against us in the future. To estimate potential losses on claims that could be filed in the future, we consider claims pending against us, claim filing rates, the number of codefendants and the extent to which they share in settlements, and the amount of loss by claim type. The estimated losses for pending and potential future claims are calculated on a discounted basis using risk-free interest rates derived from market data about monetary assets with maturities comparable to those of the projected product liabilities. We use an actuarial specialist to assist with measuring our product liabilities. While we believe our legal and product liability estimates are reasonable in light of all available information, if one or more legal claims were to greatly exceed our estimates, our results of operations and cash flows could be materially and adversely affected. Refer to the Commitments and Contingencies Footnote of the Notes to Consolidated Financial Statements for additional information regarding product liabilities.
Self Insurance
We are self-insured for the majority of our group health insurance costs. A reserve for claims incurred but not reported is developed by analyzing historical claims data provided by our claims administrators. These reserves are included in accrued expenses in the accompanying consolidated balance sheets as the expenses are expected to be paid within one year.
Long-term insurance liabilities consist primarily of reserves for our workers’ compensation program. In addition, we carry various large risk deductible workers’ compensation policies for the majority of workers’ compensation liabilities. We record the workers’ compensation reserves based on an analysis performed by an independent actuary. The analysis calculates development factors, which are applied to total reserves as provided by the various insurance companies who underwrite the program. While we believe that the assumptions used to calculate these liabilities are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect workers’ compensation costs.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Refer to the Summary of Significant Accounting Policies Footnote in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Although we do not face material risks related to commodity prices, we are exposed to changes in interest rates and in foreign currency rates with respect to foreign currency denominated operating revenues and expenses.
Foreign Currency
We incur translation gains or losses resulting from the translation of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. For the periods presented, our principal foreign currency exchange exposures are the Euro, the functional currency of our European operations; the Canadian dollar, the functional currency of our Canadian operations; and the Australian dollar, the functional currency of our Australasian operations. We monitor our foreign currency exposures and from time to time, we enter into currency forward contracts to manage our exposure to currency fluctuations. Foreign currency exchange exposure, particularly in regard to the Australian and Canadian dollar, and to a lesser extent the Euro, positively impacted our results for the year ended December 31, 2022. Foreign currency exchange exposure, particularly in regard to the Euro positively impacted our results for the year ended December 31, 2021. This positive impact was mostly offset by the negative impact from the Canadian and Australian dollar for the full year ended December 31, 2021.
During 2022 and 2021, it was estimated that a 10% shift in exchange rates between those foreign functional currencies and the U.S. dollar would have impacted translated net sales by approximately $723 million and $683 million, respectively. A 15% shift in exchange rates between those functional currencies and the U.S. dollar would have impacted translated net sales by approximately $1.1 billion in 2022 and $1.0 billion in 2021. A 20% shift in exchange rates between those functional currencies and the U.S. dollar would have impacted translated net sales by approximately $1.4 billion in 2022 and $1.4 billion in 2021.
Interest Rates
We are subject to interest rate volatility with regard to existing and future issuances of debt and with respect to the A/R Sales Agreement, for which the fees are linked to interest rate changes. We monitor our mix of fixed-rate and variable-rate debt as well as our mix of short-term debt and long-term debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. As of December 31, 2022, we primarily had fixed-rate debt. Based on our variable-rate debt and derivative instruments outstanding as of December 31, 2022 and 2021, we estimate that a 100 basis point increase in interest rates would have an immaterial impact in 2022 and 2021 and would increase the fees on our A/R Sales Agreement by $10 million.
Inflation
In fiscal year 2022, we experienced inflationary pressures across various parts of our business and operations, including, but not limited to, increases to our product costs, overhead costs and rising costs across our supply chain. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genuine Parts Company and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Genuine Parts Company and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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

Fair Value of Customer Relationships Acquired in the Kaman Distribution Group Business Combination
Description of the Matter	As disclosed in Note 10 to the consolidated financial statements, the Company completed the acquisition of Kaman Distribution Group (KDG) during 2022 for an aggregate net purchase price of $1.3 billion. This acquisition was accounted for under the acquisition method of accounting for business combinations. The Company allocated the net purchase price to the assets acquired and the liabilities assumed based on their respective fair values as of the date of acquisition, including other intangible assets of $568 million. Of the other intangible assets acquired, the largest was customer relationships of $527 million.

Auditing the Company's valuation of customer relationships was complex and required significant auditor judgment due to the significant estimation uncertainty in evaluating certain assumptions required to estimate the fair value. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair value of the customer relationships to assumptions about the future cash flows that the Company expects to generate from the acquired business. The Company used the multi-period excess earnings method under the income approach to measure the customer relationships. The fair value measure was sensitive to underlying assumptions including discount rates and certain assumptions that form the basis of the forecasted results (e.g., future revenue growth rates and EBITDA margins). The significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant controls over the Company’s process for estimating the fair value of customer relationships, including controls over management's review of the significant assumptions, including the future revenue growth rates and EBITDA margins, used in the valuation of this this intangible asset and review of the valuation model.

To test the estimated fair value of the customer relationships, we performed audit procedures that included, among others, evaluating the Company's valuation methodologies and evaluating the significant assumptions used by the Company. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. Our testing also included comparing the significant assumptions used to the historical results of the acquired business and to other guideline companies within the same industry. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value of the intangible assets resulting from changes in the assumptions.

Loss Contingencies Related to Product Liabilities
Description of the Matter	As disclosed in Notes 1 and 15 to the consolidated financial statements, the Company is subject to pending product liability lawsuits primarily resulting from its national distribution of automotive parts and supplies. The Company accrues for loss contingencies related to product liabilities if it is probable that the Company will incur a loss and the loss can be reasonably estimated. The amount accrued for product liabilities as of December 31, 2022 was $220 million.

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

Atlanta, Georgia
February 23, 2023

Genuine Parts Company and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data and per Share Amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$653,463	$714,701
Trade accounts receivable, net	2,188,868	1,797,955
Merchandise inventories, net	4,441,649	3,889,919
Prepaid expenses and other current assets	1,532,759	1,353,847
Total current assets	8,816,739	7,756,422
Goodwill	2,588,113	1,915,307
Other intangible assets, net	1,812,510	1,406,401
Operating lease assets	1,104,678	1,053,689
Other assets	847,325	985,884
Property, plant and equipment, net	1,326,014	1,234,399
Total assets	$16,495,379	$14,352,102

Liabilities and equity
Current liabilities:
Trade accounts payable	$5,456,550	$4,804,939
Current portion of debt	252,029	—
Other current liabilities	1,851,340	1,660,768
Dividends payable	126,191	115,876
Total current liabilities	7,686,110	6,581,583
Long-term debt	3,076,794	2,409,363
Operating lease liabilities	836,019	789,175
Pension and other post-retirement benefit liabilities	197,879	265,134
Deferred tax liabilities	391,163	280,778
Other long-term liabilities	502,967	522,779
Equity:
Preferred stock, par value $1 per share — authorized 10,000,000 shares; none issued	—	—
Common stock, par value $1 per share - authorized 450,000,000 shares; issued and outstanding - 2022 - 140,941,649 shares and 2021 - 142,180,683 shares	140,941	142,181
Additional paid-in capital	140,324	119,975
Accumulated other comprehensive loss	(1,032,542)	(857,739)
Retained earnings	4,541,640	4,086,325
Total parent equity	3,790,363	3,490,742
Noncontrolling interests in subsidiaries	14,084	12,548
Total equity	3,804,447	3,503,290
Total liabilities and equity	$16,495,379	$14,352,102
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except per Share Amounts)

	Year Ended December 31,
	2022	2021	2020
Net sales	$22,095,973	$18,870,510	$16,537,433
Cost of goods sold	14,355,869	12,236,374	10,882,592
Gross profit	7,740,104	6,634,136	5,654,841
Operating expenses:
Selling, administrative and other expenses	5,758,295	5,162,506	4,386,739
Depreciation and amortization	347,819	290,971	272,842
Provision for doubtful accounts	19,791	17,739	23,577
Restructuring costs	—	—	50,019
Goodwill impairment charge	—	—	506,721
Total operating expenses	6,125,905	5,471,216	5,239,898
Non-operating expenses (income):
Interest expense, net	73,887	62,150	91,048
Other	(32,290)	(99,576)	(55,473)
Total non-operating expenses (income)	41,597	(37,426)	35,575
Income before income taxes	1,572,602	1,200,346	379,368
Income taxes	389,901	301,556	215,973
Net income from continuing operations	1,182,701	898,790	163,395
Net loss from discontinued operations	—	—	(192,497)
Net income (loss)	$1,182,701	$898,790	$(29,102)
Basic earnings (loss) per share:
Continuing operations	$8.36	$6.27	$1.13
Discontinued operations	—	—	(1.33)
Basic earnings (loss) per share	$8.36	$6.27	$(0.20)
Diluted earnings (loss) per share:
Continuing operations	$8.31	$6.23	$1.13
Discontinued operations	—	—	(1.33)
Diluted earnings (loss) per share	$8.31	$6.23	$(0.20)
Weighted average common shares outstanding	141,468	143,435	144,474
Dilutive effect of stock options and non-vested restricted stock awards	854	786	641
Weighted average common shares outstanding — assuming dilution	142,322	144,221	145,115
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands, Except per Share Amounts)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$1,182,701	$898,790	$(29,102)
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	(143,890)	(65,843)	102,595
Cash flow hedge adjustments, net of income taxes in 2022 — $4,612, 2021 — $5,535, and 2020 — $3,453	12,470	14,965	(9,336)
Pension and postretirement benefit adjustments, net of income taxes of 2022 — $15,846, 2021 — $84,650, and 2020 — $4,639	(43,383)	229,641	11,547
Other comprehensive (loss) income, net of tax	(174,803)	178,763	104,806
Comprehensive income	$1,007,898	$1,077,553	$75,704
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Equity
(In Thousands, Except Share Data and per Share Amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non- controlling Interests in Subsidiaries	Total Equity
	Shares	Amount
Balance at January 1, 2020	145,378,158	$145,378	$98,777	$(1,141,308)	$4,571,860	$3,674,707	$20,793	$3,695,500
Net loss	—	—	—	—	(29,102)	(29,102)	—	(29,102)
Other comprehensive income, net of tax	—	—	—	104,806	—	104,806	—	104,806
Cash dividends declared, $3.16 per share	—	—	—	—	(456,469)	(456,469)	—	(456,469)
Share-based awards exercised, including tax benefit of $677	112,621	113	(4,233)	—	—	(4,120)	—	(4,120)
Share-based compensation	—	—	22,621	—	—	22,621	—	22,621
Purchase of stock	(1,136,444)	(1,137)	—	—	(95,078)	(96,215)	—	(96,215)
Cumulative effect from adoption of ASU No. 2016-13	—	—	—	—	(11,432)	(11,432)	—	(11,432)
Noncontrolling interest activities	—	—	—	—	—	—	(7,586)	(7,586)
Balance at December 31, 2020	144,354,335	144,354	117,165	(1,036,502)	3,979,779	3,204,796	13,207	3,218,003
Net income	—	—	—	—	898,790	898,790	—	898,790
Other comprehensive income, net of tax	—	—	—	178,763	—	178,763	—	178,763
Cash dividends declared, $3.26 per share	—	—	—	—	(467,482)	(467,482)	—	(467,482)
Share-based awards exercised, including tax benefit of $7,076	440,667	441	(22,787)	—	—	(22,346)	—	(22,346)
Share-based compensation	—	—	25,597	—	—	25,597	—	25,597
Purchase of stock	(2,614,319)	(2,614)	—	—	(330,985)	(333,599)	—	(333,599)
Cumulative effect from adoption of ASU 2019-12	—	—	—	—	6,223	6,223	—	6,223
Noncontrolling interest activities	—	—	—	—	—	—	(659)	(659)
Balance at December 31, 2021	142,180,683	142,181	119,975	(857,739)	4,086,325	3,490,742	12,548	3,503,290
Net income	—	—	—	—	1,182,701	1,182,701	—	1,182,701
Other comprehensive loss, net of tax	—	—	—	(174,803)	—	(174,803)	—	(174,803)
Cash dividend declared, $3.58 per share	—	—	—	—	(506,232)	(506,232)	—	(506,232)
Share-based awards exercised, including tax benefit of $5,495	333,185	332	(17,709)	—	—	(17,377)	—	(17,377)
Share-based compensation	—	—	38,058	—	—	38,058	—	38,058
Purchase of stock	(1,572,219)	(1,572)	—	—	(221,154)	(222,726)	—	(222,726)
Noncontrolling interest activities	—	—	—	—	—	—	1,536	1,536
Balance at December 31, 2022	140,941,649	$140,941	$140,324	$(1,032,542)	$4,541,640	$3,790,363	$14,084	$3,804,447
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31
	2022	2021	2020
Operating activities:
Net income (loss)	$1,182,701	$898,790	$(29,102)
Net loss from discontinued operations	—	—	(192,497)
Net income from continuing operations	1,182,701	898,790	163,395
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	347,819	290,971	272,842
Deferred income taxes	2,220	31,676	(27,722)
Share-based compensation	38,058	25,597	22,621
Gain on sale of real estate	(102,803)	—	—
Goodwill impairment charge	—	—	506,721
Other operating activities	18,377	22,575	23,248
Changes in operating assets and liabilities:
Trade accounts receivable, net	(244,371)	(258,994)	957,514
Merchandise inventories, net	(380,420)	(329,237)	58,462
Trade accounts payable	676,406	777,318	89,350
Other assets and liabilities	(71,016)	(200,411)	(51,909)
Net cash provided by operating activities from continuing operations	1,466,971	1,258,285	2,014,522
Investing activities:
Purchases of property, plant and equipment	(339,632)	(266,136)	(153,502)
Proceeds from sale of property, plant and equipment	145,007	26,549	18,064
Proceeds from divestitures of businesses	33,604	17,738	387,379
Proceeds from settlement of net investment hedge	158,441	—	—
Acquisitions and other investing activities	(1,681,660)	(284,315)	(69,173)
Net cash (used in) provided by investing activities from continuing operations	(1,684,240)	(506,164)	182,768
Financing activities:
Proceeds from debt	5,108,641	892,694	2,638,014
Payments on debt	(4,147,773)	(1,053,423)	(3,533,017)
Share-based awards exercised	(17,377)	(22,346)	(4,120)
Dividends paid	(495,917)	(465,649)	(453,277)
Purchase of stock	(222,726)	(333,599)	(96,215)
Other financing activities	(19,747)	(7,209)	(65,150)
Net cash provided by (used in) financing activities from continuing operations	205,101	(989,532)	(1,513,765)
Cash flows from discontinued operations:
Net cash flows provided by operating activities from discontinued operations	—	—	5,039
Net cash used in investing activities from discontinued operations	—	—	(11,131)
Net cash provided by financing activities from discontinued operations	—	—	—
Net cash (used in) provided by discontinued operations	—	—	(6,092)
Effect of exchange rate changes on cash and cash equivalents	(49,070)	(38,054)	35,741
Net (decrease) increase in cash and cash equivalents	(61,238)	(275,465)	713,174
Cash and cash equivalents at beginning of year	714,701	990,166	276,992
Cash and cash equivalents at end of year	$653,463	$714,701	$990,166

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$362,859	$305,326	$223,019
Interest	$73,368	$65,732	$91,344
See accompanying notes.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022

1.Summary of Significant Accounting Policies
Business
Genuine Parts Company (the "company") is a distributor of automotive replacement parts and industrial parts and materials. We serve a diverse customer base through a network of more than 10,600 locations throughout North America, Australasia, and Europe and, therefore, have limited exposure from credit losses to any particular customer, region, or industry segment. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral.
We have reclassified certain prior period amounts to conform to the current period presentation.
We have evaluated subsequent events through the date the financial statements were issued.
On June 30, 2020, we completed the divestiture of our Business Products Group. Refer to the Acquisitions, Divestitures and Discontinued Operations Footnote for more information. Our results of operations for the Business Products Group are reported as discontinued operations and all information related to the discontinued operations has been excluded from the Notes to the Consolidated Financial Statements for all periods presented. Net loss from discontinued operations includes all costs that are directly attributable to these businesses and excludes certain corporate overhead costs that were previously allocated.
Principles of Consolidation
The consolidated financial statements include all of our accounts. The net income attributable to noncontrolling interests is not material to our consolidated net income. Intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates and the differences could be material.
Revenue Recognition
We primarily recognize revenue at the point the customer obtains control of the products or services and at an amount that reflects the consideration expected to be received for those products or services.
Revenue is recognized net of allowances for returns, variable consideration and any taxes collected from customers that will be remitted to governmental authorities. Revenue recognized over time is not significant. Payment terms with customers vary by the type and location of the customer and the products or services offered. We do not adjust the promised amount of consideration for the effects of significant financing components based on the expectation that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less. Arrangements with customers that include payment terms extending beyond one year are not significant. Liabilities for customer incentives, discounts, or rebates are included in other current liabilities in the consolidated balance sheets.
Product Distribution Revenues
We generate revenue primarily by distributing products through wholesale and retail channels. For wholesale customers, revenue is recognized when title and control of the goods has passed to the wholesale customer. Retail revenue is recognized at the point of sale when the goods are transferred to customers and consideration is received. Shipping and handling activities are performed prior to the customer obtaining control of the products. Costs associated with shipping and handling to our customers are considered costs to fulfill a contract and are included in selling, administrative and other expenses in the period they are incurred.

Other Revenues
We offer software support, product cataloging, marketing, training and other membership program and support services to certain customers. This revenue is recognized as services are performed. Revenue from these services is recognized over a short duration and the impact to our consolidated financial statements is not significant.
Variable Consideration
Our products are generally sold with a right of return and may include variable consideration in the form of incentives, discounts, credits or rebates. We estimate variable consideration based on historical experience to determine the expected amount to which we will be entitled in exchange for transferring the promised goods or services to a customer. We recognize estimated variable consideration as an adjustment to the transaction price when control of the related product or service is transferred. The realization of variable consideration occurs within a short period of time from product delivery; therefore, the time value of money effect is not significant.
Foreign Currency Translation
The consolidated balance sheets and statements of income of our foreign subsidiaries have been translated into U.S. dollars at the current and average exchange rates, respectively. The foreign currency translation adjustment is included as a component of accumulated other comprehensive loss.
Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.
Trade Accounts Receivable and the Allowance for Doubtful Accounts
We evaluate the collectability of trade accounts receivable based on a combination of factors. We estimate an allowance for doubtful accounts as a percentage of net sales based on various factors, including historical experience, current economic conditions and future expected credit losses and collectability trends. We will periodically adjust this estimate when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While we have a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which we operate could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2022, 2021, and 2020, we recorded provisions for doubtful accounts of approximately $20 million, $18 million, and $24 million, respectively. At December 31, 2022 and 2021, the allowance for doubtful accounts was approximately $54 million and $44 million, respectively.
Merchandise Inventories, Including Consideration Received From Vendors
Merchandise inventories are valued at the lower of cost or net realizable value. Cost is determined by the last-in, first-out ("LIFO") method for a majority of U.S. automotive and industrial parts, and generally by the weighted average method for non-U.S. and certain other inventories. If the FIFO method had been used in place of LIFO, cost would have been approximately $835 million and $628 million higher than reported at December 31, 2022 and 2021, respectively. Reductions in certain industrial parts inventories resulted in liquidations of LIFO inventory layers, which reduced cost of goods sold by immaterial amounts in 2021 and 2020. There were no liquidations of LIFO inventory layers in 2022.
We identify slow moving or obsolete inventories and estimate appropriate provisions related thereto. Historically, these losses have not been significant as the vast majority of our inventories are not highly susceptible to obsolescence and are eligible for return under various vendor return programs. While we have no reason to believe our inventory return privileges will be discontinued in the future, our risk of loss associated with obsolete or slow moving inventories would increase if such were to occur.
We enter into agreements at the beginning of each year with many of our vendors that provide for inventory purchase incentives. Generally, we earn inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. We accrue for the receipt of these incentives as part of our inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes we will continue to receive consideration from vendors in 2023 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of amounts due from vendors, prepaid expenses, debt securities, and income and other taxes receivable.
Goodwill
We review our goodwill annually for impairment in the fourth quarter, or sooner if circumstances indicate that the carrying amount may exceed fair value. We test goodwill for impairment at the reporting unit level, which is an operating segment or a level below an operating segment (a component). A component is a reporting unit if the component constitutes a business for which discrete financial information and operating results are available and management regularly reviews that information. However, we may aggregate two or more components of an operating segment into a single reporting unit if the components have similar economic characteristics.
To review goodwill at a reporting unit for impairment, we generally elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Qualitative factors include adverse macroeconomic, industry or market conditions, cost factors, or financial performance. If we elect not to perform a qualitative assessment or conclude from our assessment of qualitative factors that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we must perform a quantitative test to evaluate goodwill impairment.
To perform a quantitative test, we calculate the fair value of the reporting unit and compare that amount to the reporting unit's carrying value. We typically calculate the fair value by using a combination of a market approach and an income approach that is based on a discounted cash flow model. The assumptions used in the market approach generally include benchmark company market multiples and the assumptions used in the income approach generally include the projected cash flows of the reporting unit, which are based on projected revenue growth rates and EBITDA margins, the estimated weighted average cost of capital, working capital and terminal value. We use inputs and assumptions we believe are consistent with those a hypothetical marketplace participant would use. We recognize goodwill impairment (if any) as the excess of the reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
Refer to the Goodwill and Other Intangible Assets Footnote for further information on the results of our annual goodwill impairment testing.
Long-Lived Assets Other Than Goodwill
We assess our long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. Impairment losses, if any, are measured based upon the difference between the carrying amount and the fair value of the assets. For the years ended December 31, 2022, 2021, and 2020 we recognized losses related to impairments and disposals of $17 million, $61 million, and $6 million, respectively. (Refer to the Goodwill and Other Intangible Assets Footnote and the Property, Plant and Equipment Footnote for more information on the losses that occurred in 2022 and 2021, respectively).
Other Assets
Other assets consist primarily of cash surrender value of life insurance policies, equity method and other investments, guarantee fees receivable, and deferred compensation benefits.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation and amortization are primarily determined on a straight-line basis over the following estimated useful lives of each asset: buildings, 10 to 40 years; machinery and equipment, 5 to 15 years; and the shorter of lease term or useful life for leasehold improvements.

Other Current Liabilities
Other current liabilities consist primarily of current lease obligations, allowances for sales returns expected within the next year, accrued compensation, accrued income and other taxes, and other reserves for expenses incurred.
Other Long-term Liabilities
Other long-term liabilities consist primarily of allowances for sales returns expected after the next year, guarantee obligations, accrued taxes and other non-current obligations.
Self-Insurance
We are self-insured for the majority of our group health insurance costs. A reserve for claims incurred but not reported is developed by analyzing historical claims data provided by our claims administrators. These reserves are included in accrued expenses in the accompanying consolidated balance sheets as the expenses are expected to be paid within one year.
Long-term insurance liabilities consist primarily of reserves for our workers’ compensation program. We carry high deductible policies for a majority of these liabilities. We record our reserves based on an analysis performed by an independent actuary. The analysis involves calculating loss development factors and applying them to reserves supplied by our insurance providers. While we believe the assumptions used in these calculations are appropriate, significant changes in actual experience or our assumptions could materially affect the worker’s compensation costs and reserves recorded.
Business Combinations
When we acquire businesses, we apply the acquisition method of accounting and recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values on the acquisition date, which requires significant estimates and assumptions. Goodwill is measured as the excess of the fair value of the consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method requires us to record provisional amounts for any items for which the accounting is not complete at the end of a reporting period. We must complete the accounting during the measurement period, which cannot exceed one year. Adjustments made during the measurement period could have a material impact on our financial condition and results of operations.
We typically measure customer relationships and other intangible assets using an income approach. Significant estimates and assumptions used in this approach include discount rates and certain assumptions that form the basis of the forecasted cash flows expected to be generated from the asset (e.g., future revenue growth rates and EBITDA Margin). If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired tangible and intangible assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.
Legal and Product Liabilities
We accrue for potential losses related to legal disputes, litigation, product liabilities, and regulatory matters when it is probable (the future event or events are likely to occur) that we will incur a loss and the amount of the loss can be reasonably estimated.
The product liability amount reflects our reasonable estimate of losses based upon currently known facts. To calculate the liability, we estimate potential losses relating to pending claims and also estimates the likelihood of additional, similar claims being filed against us in the future. To estimate potential losses on claims that could be filed in the future, we consider claims pending against us, claim filing rates, the number of codefendants and the extent to which they share in settlements, and the amount of loss by claim type. The estimated losses for pending and potential future claims are calculated on a discounted basis using risk-free interest rates derived from market data about monetary assets with maturities comparable to those of the projected product liabilities. We use an actuarial specialist to assist with measuring our product liabilities.

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
•Level 1- Observable inputs such as quoted prices in active markets;
•Level 2- Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3- Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions
At December 31, 2022 and 2021, the fair value of our senior unsecured notes was approximately $2.9 billion and $2.5 billion, respectively, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.
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
Fair value measurement using unobservable inputs is inherently uncertain, and the use of different methodologies or assumptions to determine the fair value instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used since December 31, 2021.
Derivatives and Hedging
We are exposed to various risks arising from business operations and market conditions, including fluctuations in interest rates and certain foreign currencies. When deemed appropriate, we use derivative and non-derivative instruments as risk management tools to mitigate the potential impact of interest rate and foreign exchange rate risks. The objective of using these tools is to reduce fluctuations in our earnings, cash flows and net investments in certain foreign subsidiaries associated with changes in these rates. Derivative financial instruments are not used for trading or other speculative purposes. We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default related to derivative instruments.
We formally document relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking cash flow hedges to specific forecasted transactions or variability of cash flow to be paid. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the designated derivative and non-derivative instruments that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. When a designated instrument is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, hedge accounting is discontinued prospectively.
Shipping and Handling Costs
Shipping and handling costs are classified as selling, administrative and other expenses in the accompanying consolidated statements of income and totaled approximately $407 million, $350 million, and $302 million, for the years ended December 31, 2022, 2021, and 2020, respectively.

Advertising Costs
Advertising costs are expensed as incurred and totaled $236 million, $211 million, and $194 million in the years ended December 31, 2022, 2021, and 2020, respectively.
Restructuring Costs
In October 2019, we approved certain restructuring actions (the "2019 Cost Savings Plan") across our subsidiaries primarily targeted at simplifying organizational structures and distribution networks. Among other things, the 2019 Cost Savings Plan resulted in workforce reductions and facility closures and consolidations. We executed a voluntary retirement program for our U.S. and Canadian subsidiaries in the fourth quarter of 2019 in connection with this plan. We incurred $50 million in costs for the plan in the year ended December 31, 2020. No further material costs have been incurred.
Accounting for Legal Costs
We expense legal costs related to loss contingencies as they are incurred.
Share-Based Compensation
We maintain various long-term incentive plans, which provide for the granting of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance awards, dividend equivalents and other share-based awards. SARs represent a right to receive upon exercise an amount, payable in shares of common stock, equal to the excess, if any, of the fair market value of our common stock on the date of exercise over the base value of the grant. The terms of such SARs require net settlement in shares of common stock and do not provide for cash settlement. RSUs represent a contingent right to receive one share of our common stock at a future date. The majority of awards previously granted vest on a pro-rata basis for periods ranging from one to three years and are expensed accordingly on a straight-line basis. Forfeitures are accounted for as they occur. We issue new shares upon exercise or conversion of awards under these plans.
Income Taxes
We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amount and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets and liabilities are recorded net as noncurrent deferred income taxes. In addition, valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In making this determination, we consider all available positive and negative evidence including projected future taxable income, future reversals of existing temporary differences, recent financial operations and tax planning strategies.
We recognize a tax benefit from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.
Net Income from Continuing Operations per Common Share
Basic net income from continuing operations per common share is computed by dividing net income from continuing operations by the weighted average number of common shares outstanding during the year. The computation of diluted net income from continuing operations per common share includes the dilutive effect of stock options, stock appreciation rights and nonvested restricted stock awards options. Options to purchase approximately 4 thousand, 186 thousand, and 1.6 million shares of common stock ranging from $72 - $179 per share were outstanding at December 31, 2022, 2021, and 2020, respectively. These options were excluded from the computation of diluted net income from continuing operations per common share because the options’ exercise prices were greater than the average market prices of common stock in each respective year.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standard Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). We consider the applicability and impact of all ASUs and any not listed below were assessed and determined to be not applicable or are expected to have a minimal impact on our consolidated financial statements.
Credit Losses (Topic 326)
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. Among other things, the ASU and its amendments replace the incurred loss impairment model for receivables and loan guarantees with a current expected credit loss model. The new model measures impairment based on expected credit losses over the remaining contractual life of an asset, considering available information about the collectability of cash flows, past events, current conditions, and reasonable and supportable forecasts. Additional quantitative and qualitative disclosures are required. We adopted ASU 2016-13 and its amendments as of January 1, 2020, which included recognizing a cumulative-effect adjustment to reduce opening retained earnings by $11 million, net of taxes.
Income Taxes (Topic 740)
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The updated accounting guidance removes certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. The company adopted ASU 2019-12 as of January 1, 2021, and recognized a cumulative-effect adjustment to increase opening retained earnings by $6 million.
Liabilities—Supplier Finance Programs (Subtopic 405-50)
In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs. This standard requires disclosure of the key terms of outstanding supply chain finance programs and a rollforward of the related amounts due to vendors participating in these programs. The new standard does not affect the recognition, measurement or financial statement presentation of any amounts due. The ASU becomes effective January 1, 2023, except for the rollforward requirement, which becomes effective January 1, 2024.

2. Segment Data
Our reportable segments consist of the Automotive Parts Group ("Automotive") and Industrial Parts Group ("Industrial"). Within the reportable segments, certain of our operating segments are aggregated since they have similar economic characteristics, products and services, type and class of customers, and distribution methods.
Our Automotive segment distributes replacement parts (other than body parts) for substantially all makes and models of automobiles, trucks, and other vehicles.
Our Industrial segment distributes a wide variety of industrial bearings, mechanical and fluid power transmission equipment, including hydraulic and pneumatic products, material handling components and related parts and supplies.
Inter-segment sales are not significant. Segment profit for each industry segment is calculated as net sales less costs of goods sold, operating expenses, and certain non-operating expenses attributable to the segment (e.g., foreign currency), excluding general corporate expenses, net interest expense, intangible asset amortization, and other unallocated amounts that are primarily driven by corporate initiatives.. Approximately $472 million and $438 million of income before income taxes were generated in jurisdictions outside the U.S. for the years ended December 31, 2022, and 2021, respectively. Approximately $327 million of loss before income taxes was generated in jurisdictions outside the U.S. for the year ended December 31, 2020. Net sales and net property, plant and equipment by country relate directly to our operations in the respective country. Corporate assets are principally cash and cash equivalents and headquarters’ facilities and equipment.

The following table presents a summary of our reportable segment financial information from continuing operations:

	2022	2021	2020
Net sales:
Automotive	$13,666,634	$12,544,131	$10,860,695
Industrial	8,429,339	6,326,379	5,676,738
Total net sales	$22,095,973	$18,870,510	$16,537,433
Segment profit:
Automotive	$1,191,674	$1,073,427	$867,743
Industrial	886,636	595,232	481,854
Total segment profit	$2,078,310	$1,668,659	$1,349,597
Interest expense, net	(73,886)	(62,150)	(91,048)
Corporate expense	(269,364)	(174,842)	(149,754)
Intangible asset amortization	(157,437)	(103,273)	(94,962)
Other unallocated costs	(5,021)	(128,048)	(634,465)
Income before income taxes from continuing operations	$1,572,602	$1,200,346	$379,368
 The following table presents a summary of the other unallocated costs:

	2022	2021	2020
Other unallocated costs:
Gain on sales of real estate (1)	$102,803	$—	$—
Gain on insurance proceeds (2)	1,507	3,862	13,448
Product liability adjustment (3)	(28,730)	—	—
Product liability damages award (4)	—	(77,421)	—
Loss on software disposal (5)	—	(61,063)	—
Gain on equity investment (6)	—	10,229	—
Goodwill impairment charge (7)	—	—	(506,721)
Restructuring costs and special termination costs (8)	—	—	(50,019)
Realized currency and other divestiture losses (9)	—	—	(11,356)
Inventory adjustment (10)	—	—	(40,000)
Transaction and other costs (11)	(80,601)	(3,655)	(39,817)
Total other unallocated costs	$(5,021)	$(128,048)	$(634,465)
(1)Amount reflects a gain on the sale of real estate that had been leased to S.P. Richards.
(2)Amount reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs.
(3)Amount to remeasure product liability for a revised estimate of the number of claims to be incurred in future periods, among other assumptions.
(4)Amount reflects damages reinstated by the Washington Supreme Court order on July 8, 2021 in connection with a 2017 automotive product liability claim.
(5)Amount reflects a loss on an internally developed software project that was disposed of due to a change in management strategy related to advances in alternative technologies.
(6)Amount relates to gains recognized upon remeasurement of certain equity investments to fair value upon acquiring the remaining equity of those entities.

(7)Amount reflects a goodwill impairment charge related to our European reporting unit.
(8)Amount reflects restructuring and special termination costs related to the 2019 Cost Savings Plan. The costs are primarily associated with severance and other employee costs, including a voluntary retirement program, and facility and closure costs related to the consolidation of operations.
(9)Amount reflects realized currency losses related to divestitures.
(10) Amount reflects a $40 million increase to cost of goods sold due to the correction of an immaterial error related to the accounting in prior years for consideration received from vendors.
(11) Amount for 2022 primarily includes costs of $67 million associated with the January 3, 2022 acquisition and integration of KDG which includes a $17 million impairment charge. The impairment charge was driven by a decision to retire certain legacy trade names, classified as other intangible assets, prior to the end of their estimated useful lives as part of executing our KDG integration and rebranding strategy. Separately, this adjustment includes an $11 million loss related to an investment. Amount for 2021 include transaction and other costs related to acquisitions. For 2020, amount includes a $17 million loss on investment, $10 million of incremental costs associated with COVID-19 and costs associated with certain divestitures. COVID-19 related costs include incremental costs incurred relating to fees to cancel marketing events and increased cleaning and sanitization materials, among other things.
The following table presents a summary of our reportable segment total assets:

	2022	2021
Assets:
Automotive	$8,755,363	$8,508,487
Industrial	2,474,392	1,909,053
Corporate	865,001	612,854
Goodwill and other intangible assets	4,400,623	3,321,708
Total assets	$16,495,379	$14,352,102

The following table presents a summary of select financial information by reportable segment from continuing operations:

	2022	2021	2020
Depreciation and amortization:
Automotive	$146,819	$143,052	$120,932
Industrial	29,670	24,100	16,315
Corporate	13,893	20,546	40,633
Intangible asset amortization	157,437	103,273	94,962
Total depreciation and amortization	$347,819	$290,971	$272,842
Capital expenditures:
Automotive	$235,182	$198,268	$133,523
Industrial	33,165	35,626	19,287
Corporate	71,285	32,242	692
Total capital expenditures	$339,632	$266,136	$153,502
Net sales:
United States	$14,965,462	$12,136,689	$10,863,348
Europe	3,071,964	2,908,156	2,408,913
Canada	1,960,227	1,779,663	1,526,202
Australasia	2,044,432	2,002,188	1,691,190
Mexico	53,888	43,814	47,780
Total net sales	$22,095,973	$18,870,510	$16,537,433
Net property, plant and equipment:
United States	$790,121	$750,267	$728,802
Europe	200,898	179,001	164,268
Canada	113,574	102,484	102,409
Australasia	220,839	201,971	165,596
Mexico	582	676	968
Total net property, plant and equipment	$1,326,014	$1,234,399	$1,162,043
Net sales are disaggregated by geographical region for each of our reportable segments, as we deem this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	2022	2021	2020
North America:
Automotive	$9,015,501	$8,103,896	$7,177,543
Industrial	7,964,076	5,856,270	5,259,787
Total North America	$16,979,577	$13,960,166	$12,437,330
Australasia:
Automotive	$1,579,169	$1,532,079	$1,274,239
Industrial	465,263	470,109	416,951
Total Australasia	$2,044,432	$2,002,188	$1,691,190
Europe - Automotive	$3,071,964	$2,908,156	$2,408,913
Total net sales	$22,095,973	$18,870,510	$16,537,433

3. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the years ended December 31, 2022 and 2021 by reportable segment, as well as other identifiable intangible assets, are summarized as follows:

	Goodwill
	Automotive	Industrial	Total	Other Intangible Assets, Net
Balance as of January 1, 2021	$1,505,523	$411,954	$1,917,477	$1,498,257
Additions	85,182	2,701	87,883	72,189
Amortization	—	—	—	(103,273)
Foreign currency translation	(83,243)	(6,810)	(90,053)	(60,772)
Balance as of December 31, 2021	1,507,462	407,845	1,915,307	1,406,401
Additions	149,896	609,892	759,788	663,077
Amortization	—	—	—	(157,437)
Impairments	—	—	—	(17,461)
Foreign currency translation	(77,824)	(9,158)	(86,982)	(82,070)
Balance as of December 31, 2022	$1,579,534	$1,008,579	$2,588,113	$1,812,510

We completed our annual goodwill impairment testing as of October 1, 2022 using a mixture of quantitative and qualitative assessments for our various reporting units. To complete a qualitative assessment, we evaluate historical revenue and operating profit growth trends, market conditions and other factors to determine whether it is more likely than not that the reporting unit's goodwill is impaired. We complete quantitative assessments for reporting units that fail our qualitative assessments, or otherwise on a periodic basis. To complete a quantitative assessment, we calculate a reporting unit's fair value using a combination of income and market approaches, which involve significant unobservable inputs (Level 3). In the income approach, we primarily use these assumptions: projected revenue growth rates, EBITDA margins, the estimated weighted average cost of capital, and terminal value. In the market approach, we primarily use benchmark company market multiples. We believe the inputs and assumptions we use are consistent with those a hypothetical marketplace participant would use. Once calculated, we verify whether the reporting unit's fair value is higher than its carrying amount. If the fair value is lower, we recognize an impairment, generally for the difference.
Based on these assessments, we did not recognize any goodwill impairments during 2022 or 2021. Due to several factors that coalesced in the second quarter of 2020, we performed an interim impairment test as of May 31, 2020 for our European reporting unit and recorded a goodwill impairment charge of $507 million.
If there are sustained declines in macroeconomic or business conditions in future periods affecting the projected earnings and cash flows at our reporting units, among other things, there can be no assurance that goodwill at one or more reporting units may not be impaired.
In June 2022, we recognized a $17 million non-cash impairment charge related to our decision to retire certain legacy Industrial trade names, classified as other intangible assets, prior to the end of their estimated useful lives as part of the KDG integration and rebranding strategy. We evaluate other intangible assets for potential impairment indicators annually, or more frequently if circumstances change.

Other Intangible Assets
The gross carrying amounts and accumulated amortization relating to other intangible assets at December 31, 2022 and 2021 are as follows:

	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,121,171	$(566,111)	$1,555,060	$1,590,733	$(464,198)	$1,126,535
Trademarks	342,136	(85,188)	256,948	337,802	(58,073)	279,729
Non-competition agreements	5,575	(5,073)	502	5,430	(5,293)	137
	$2,468,882	$(656,372)	$1,812,510	$1,933,965	$(527,564)	$1,406,401
Amortization expense for other intangible assets totaled $157 million, $103 million, and $95 million for the years ended December 31, 2022, 2021, and 2020, respectively. Estimated other intangible assets amortization expense for the succeeding five years is as follows:

2023	$145,357
2024	131,443
2025	130,103
2026	128,508
2027	127,706
$663,117

4. Property, Plant and Equipment
Property, plant and equipment as of December 31, 2022 and December 31, 2021, consisted of the following:

	2022	2021
Land	$115,845	$126,513
Buildings and leasehold improvements	834,786	873,912
Machinery, equipment and other	1,811,060	1,573,680
Property, plant and equipment, at cost	2,761,691	2,574,105
Less: accumulated depreciation	1,435,677	1,339,706
Property, plant and equipment, net	$1,326,014	$1,234,399
During the third quarter of 2021, we reconsidered our approach to an internally developed software project due to a change in management strategy related to advances in alternative technologies. We decided to dispose of the software project as of September 30, 2021. As a result, we recognized $61 million of selling, administrative and other expense related to the disposal of this software.
During the second quarter of 2022, we recognized a $103 million gain on the sale of real estate that had been leased to S.P. Richards Company ("SPR"). Refer to the discontinued operations section of the Acquisitions, Divestitures and Discontinued Operations Footnote for additional information regarding the divestiture of our business products group.
5. Accounts Receivable Sales Agreement
We have an A/R sales agreement to sell short-term receivables from certain customer trade accounts to an unaffiliated financial institution on a revolving basis. The A/R Sales Agreement has a 3 year term, which we intend to renew.

As part of the A/R Sales Agreement, we routinely sell designated pools of receivables as they are originated by it and certain U.S. subsidiaries to a separate bankruptcy-remote special purpose entity (“SPE”). The assets of the SPE would be first available to satisfy the creditor claims of the unaffiliated financial institution. We control and therefore consolidate the SPE in our consolidated financial statements.
The SPE transferred ownership and control of certain receivables that met certain qualifying conditions to the unaffiliated financial institution in exchange for cash. We account for transactions with the unaffiliated financial institution as sales of financial assets, with the associated receivables derecognized from our consolidated balance sheet. The remaining receivables held by the SPE were pledged to secure the collectability of the sold receivables. The amount of receivables pledged as collateral as of December 31, 2022 and December 31, 2021 is approximately $1.1 billion and $973 million, respectively.
We continue to be involved with the receivables transferred by the SPE to the unaffiliated financial institution by providing collection services. As cash is collected on sold receivables, the SPE continuously transfers ownership and control of new qualifying receivables to the unaffiliated financial institution so that the total principal amount outstanding of receivables sold is approximately $1.0 billion at any point in time (which is the maximum amount allowed under the agreement). The future amount of receivables outstanding as sold could decrease, based on the level of activity and other factors. Total principal amount outstanding of receivables sold is approximately $1.0 billion and $800 million as of December 31, 2022 and December 31, 2021, respectively.
The following table summarizes the activity and amounts outstanding under the A/R Sales Agreement as of period end:

	December 31, 2022	December 31, 2021
Receivables sold to the financial institution and derecognized	$8,946,730	$7,520,474
Cash collected on sold receivables	$8,746,740	$7,520,465
Continuous cash activity related to the A/R Sales Agreement is reflected in cash from operating activities in the consolidated statement of cash flows. We received a benefit to cash from operations of approximately $200 million from increasing the amount of receivables sold under the A/R Sales Agreement in the year ended December 31, 2022.
The SPE incurs fees due to the unaffiliated financial institution related to the accounts receivable sales transactions. Those fees, which totaled $27 million, $11 million, and $6 million in 2022, 2021, and 2020, respectively, are recorded within other non-operating expense (income) in the consolidated statements of income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institution any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of December 31, 2022 and December 31, 2021 is not material. The servicing liability related to our collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.
6. Debt
The weighted average interest rate on our outstanding borrowings was approximately 2.33% and 2.35% at December 31, 2022 and 2021, respectively.
Certain borrowings require us to comply with a financial covenant with respect to a maximum debt to EBITDA ratio. At December 31, 2022, we were in compliance with all such covenants. Due to the workers’ compensation and insurance reserve requirements in certain states, we also had unused letters of credit of approximately $71 million and $73 million outstanding at December 31, 2022 and 2021, respectively.
On January 6, 2022, we issued $500 million of unsecured 1.75% Senior Notes due 2025. Simultaneously, we issued $500 million of unsecured 2.75% Senior Notes due 2032. For both offerings, interest is payable semi-annually on February 1 and August 1 of each year, beginning August 1, 2022. We utilized the proceeds from these offerings to repay borrowings under our Revolving Credit Facility, which were incurred to finance a significant portion of the Kaman Distribution Group ("KDG") acquisition.

Amounts outstanding under our credit facilities, net of debt issuance costs consist of the following:

	December 31, 2022	December 31, 2021
Unsecured Revolving Credit Facility, $1,500,000, LIBOR plus 1.13% variable, due September 30, 2026	$—	$—
January 6, 2022, Senior Unsecured Notes, $500,000, 1.75% fixed, due February 1, 2025	500,000	—
January 6, 2022, Senior Unsecured Notes, $500,000, 2.75% fixed, due February 1, 2032	500,000	—
October 27, 2020, Senior Unsecured Notes, $500,000, 1.88% fixed, due November 1, 2030	500,000	500,000
December 2, 2013, Series F Senior Unsecured Notes, $250,000, 3.24% fixed, due December 2, 2023	250,000	250,000
June 30, 2019, Series A Senior Unsecured Notes, A$155,000, 3.10% fixed, due June 30, 2024	105,664	112,375
October 30, 2017, Series J Senior Unsecured Notes, €225,000, 1.40% fixed, due October 30, 2024	240,840	254,835
June 30, 2019, Series B Senior Unsecured Notes, A$155,000, 3.43% fixed, due June 30, 2026	105,664	112,375
November 30, 2016, Series H Senior Unsecured Notes, $250,000, 3.24% fixed, due November 30, 2026	250,000	250,000
October 30, 2017, Series K Senior Unsecured Notes, €250,000, 1.81% fixed, due October 30, 2027	267,600	283,150
October 30, 2017, Series I Senior Unsecured Notes, $120,000, 3.70% fixed, due October 30, 2027	120,000	120,000
May 31, 2019, Series A Senior Unsecured Notes, €50,000, 1.55% fixed, due May 31, 2029	53,520	56,630
October 30, 2017, Series L Senior Unsecured Notes, €125,000, 2.02% fixed, due October 30, 2029	133,800	141,575
May 31, 2019, Series B Senior Unsecured Notes, €100,000, 1.74% fixed, due May 31, 2031	107,040	113,260
October 30, 2017, Series M Senior Unsecured Notes, €100,000, 2.32% fixed, due October 30, 2032	107,040	113,260
May 31, 2019, Series C Senior Unsecured Notes, €100,000, 1.95% fixed, due May 31, 2034	107,040	113,260
Other unsecured debt	2,977	840
Total unsecured debt	3,351,185	2,421,560
Unamortized debt issuance costs	(12,236)	(8,041)
Unamortized discounts	(10,126)	(4,156)
Total debt	3,328,823	2,409,363
Less debt due within one year	252,029	—
Long-term debt, excluding current portion	$3,076,794	$2,409,363

Approximate maturities under our credit facilities are as follows:

2023	$252,029
2024	347,452
2025	500,000
2026	355,664
2027	387,600
Thereafter	1,508,440
$3,351,185
7. Derivatives and Hedging
Net Investment Hedges
We have designated certain derivative instruments and a portion of our foreign currency denominated debt, a non-derivative financial instrument, as hedges of the foreign currency exchange rate exposure of our Euro-denominated net investment in a European subsidiary. We apply the spot method to assess the hedge effectiveness of the derivative instruments and this assessment for each instrument excludes the initial value related to the difference at contract inception between the foreign exchange spot rate and the forward rate (i.e., the forward points). The initial value of this excluded component is recognized as a reduction to interest expense in a systematic and rational manner over the term of the derivative instrument. All other changes in value for the net investment hedges are included in AOCL within foreign currency translation and would only be reclassified to earnings if the European subsidiary were liquidated, or otherwise disposed. Upon settlement, the cash paid or received generally is reflected in investing activities in the statement of cash flows.
The following table summarizes the location and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships:

		December 31, 2022		December 31, 2021
Instrument	Balance sheet location	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$606,950	$46,670	$925,810	$73,819
Forward contracts	Other current liabilities	$106,800	$3,064	$235,180	$2,935
Foreign currency debt	Long-term debt	€700,000	$749,280	€700,000	$792,820

The table below presents pre-tax gains and losses related to cash flow hedges and net investment hedges:

	Gain (Loss) Recognized in AOCL Before Reclassifications			Gain Recognized in Interest Expense For Excluded Components
	2022	2021	2020	2022	2021	2020
Year Ended December 31,
Cash Flow Hedges:
Interest rate contract	$—	$—	$(29,464)	$—	$—	$—
Net Investment Hedges:
Forward contracts	103,240	56,362	(85,390)	27,923	26,295	27,146
Foreign currency debt	43,540	68,250	(77,070)	—	—	—
Total	$146,780	$124,612	$(191,924)	$27,923	$26,295	$27,146

8. Leased Properties
We primarily lease real estate for retail stores, branches, distribution centers, office space and land. We also lease equipment (primarily vehicles).
Most real estate leases include one or more options to renew, with renewal terms that generally can extend the lease term from one to 20 years or more. The exercise of lease renewal options is at our discretion. We evaluate renewal options at lease inception and on an ongoing basis, and include renewal options that we are reasonably certain to exercise in the expected lease terms when classifying leases and measuring lease liabilities. We elected a policy of not recording leases on the consolidated balance sheets when the leases have a term of 12 months or less and we are not reasonably certain to elect an option to purchase the leased asset. Lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.
The table below presents the locations of the operating lease assets and liabilities on the consolidated balance sheets:

	Balance Sheet Line Item	December 31, 2022	December 31, 2021
Operating lease assets	Operating lease assets	$1,104,678	$1,053,689

Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	$286,713	$280,575
Noncurrent operating lease liabilities	Operating lease liabilities	$836,019	$789,175
Total operating lease liabilities		$1,122,732	$1,069,750
The depreciable lives of operating lease assets and leasehold improvements are limited by the expected lease term.
Our leases generally do not provide an implicit rate, and therefore we use our incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. We used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date.
Our weighted average remaining lease term and weighted average discount rate for operating leases are:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (in years)	5.32	5.19
Weighted average discount rate	2.51%	2.03%
The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2022:

2023	$325,370
2024	269,385
2025	198,100
2026	138,333
2027	95,975
Thereafter	216,085
Total undiscounted future minimum lease payments	1,243,248
Less: Difference between undiscounted lease payments and discounted operating lease liabilities	120,516
Total operating lease liabilities	$1,122,732

Future minimum lease payments include $53 million related to options to extend lease terms that are reasonably certain of being exercised. Future minimum lease payments exclude $165 million related to operating leases that have not yet commenced. These leases are expected to commence in 2023 and 2024 with lease terms of 3 to 25 years.
The table below presents operating lease costs and supplemental cash flow information related to leases:

	2022	2021	2020
Operating lease costs	$350,025	$336,228	$313,315
Cash paid for amounts included in the measurement of operating lease liabilities	$358,767	$340,243	$323,336
Operating lease assets obtained in exchange for new operating lease liabilities	$411,052	$358,393	$302,114
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
9. Employee Benefit Plans
Our defined benefit pension plans cover employees in the U.S., Canada, and Europe who meet eligibility requirements. The plan covering U.S. employees is noncontributory, and we implemented a hard freeze for the U.S. qualified defined benefit plan as of December 31, 2013. No further benefits were provided after this date for additional credited service or earnings, and all participants became fully vested as of December 31, 2013. The Canadian plan is contributory, and benefits are based on career average compensation. Our funding policy is to contribute an amount equal to the minimum required contribution under applicable pension legislation. For the plans in the U.S. and Canada, we may increase our contribution above the minimum, if appropriate to our tax and cash position and the plans’ funded position. The European plans are funded in accordance with local regulations.
We also sponsor supplemental retirement plans covering employees in the U.S. and Canada. We use a measurement date of December 31 for our pension and supplemental retirement plans.
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

Changes in benefit obligations for the years ended December 31, 2022 and 2021 were:

	2022	2021
Changes in benefit obligation
Benefit obligation at beginning of year	$2,532,973	$2,678,966
Service cost	10,204	12,218
Interest cost	75,248	71,693
Plan participants’ contributions	1,892	1,908
Actuarial gain	(546,266)	(87,966)
Foreign currency exchange rate changes	(15,744)	(1,184)
Gross benefits paid	(135,907)	(142,327)
Curtailments	—	(80)
Settlements	(276)	(255)
Acquired plans	1,039	—
Benefit obligation at end of year	$1,923,163	$2,532,973
The benefit obligations for our U.S. pension plans included in the above were $1.7 billion and $2.2 billion at December 31, 2022 and 2021, respectively. The total accumulated benefit obligation for our defined benefit pension plans in the U.S., Canada, and Europe was approximately $1.9 billion and $2.5 billion at December 31, 2022 and 2021, respectively.
For the U.S. pension plan, there was a net actuarial liability gain of $442 million and an asset loss of $581 million. The liability gain was comprised primarily of a $466 million gain due to discount rate changes. For the U.S. supplemental retirement plan, there was a net actuarial liability gain of $61 million comprised primarily of a $63 million gain due to discount rate changes.

The assumptions used to measure the pension benefit obligations for the plans at December 31, 2022 and 2021, were:

	2022	2021
Weighted average discount rate	5.61%	3.04%
Rate of increase in future compensation levels	3.16%	3.13%
Changes in plan assets for the years ended December 31, 2022 and 2021 were:

	2022	2021
Changes in plan assets
Fair value of plan assets at beginning of year	$2,756,803	$2,545,359
Actual return on plan assets	(493,359)	330,402
Foreign currency exchange rate changes	(15,599)	80
Employer contributions	15,504	21,635
Plan participants’ contributions	1,892	1,908
Benefits paid	(135,907)	(142,327)
Settlements	(276)	(254)
Fair value of plan assets at end of year	$2,129,058	$2,756,803
The fair values of plan assets for our U.S. pension plans included in the above were $1.9 billion and $2.5 billion at December 31, 2022 and 2021, respectively.

For the years ended December 31, 2022 and 2021, the aggregate projected benefit obligation and aggregate fair value of plan assets for plans with projected benefit obligations in excess of plan assets were as follows:

	2022	2021
Aggregate projected benefit obligation	$208,939	$323,593
Aggregate fair value of plan assets	$—	$47,445
For the years ended December 31, 2022 and 2021, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were as follows:

	2022	2021
Aggregate accumulated benefit obligation	$192,421	$247,277
Aggregate fair value of plan assets	$—	$—
The asset allocations for our funded pension plans at December 31, 2022 and 2021, and the target allocation for 2023, by asset category were:

	Target Allocation	Percentage of Plan Assets at December 31
	2023	2022	2021
Asset Category
Equity securities	58%	59%	57%
Debt securities	41%	41%	43%
Other	1%	—%	—%
	100%	100%	100%
Our benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of the funds. The plans in Europe are unfunded and, therefore, there are no plan assets. The pension plan strategy implemented by our management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in the U.S. and Canada as well as fiduciary standards. The long-term primary investment objectives for the pension plans are to provide for a reasonable amount of long-term growth of capital, without undue exposure to risk, protect the assets from erosion of purchasing power, and provide investment results that meet or exceed the pension plans’ actuarially assumed long-term rates of return. Our investment strategy with respect to pension plan assets is to generate a return in excess of the passive portfolio benchmark (38% US Large-cap stocks, 9% US Mid-cap stocks, 10% International stocks, 3% Emerging Market stocks and 40% Barclays U.S. Gov/Credit Index).
The fair values of the plan assets as of December 31, 2022 and 2021, by asset category, are shown in the tables below. Various inputs are considered when determining the value of our pension plan assets. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Level 1 represents observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 represents other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.). Level 3 represents significant unobservable inputs (including our own assumptions in determining the fair value of investments). Certain investments are measured at fair value using the net asset value ("NAV") per share as a practical expedient and have not been classified in the fair value hierarchy.
The valuation methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. Equity securities are valued at the closing price reported on the active market on which the individual securities are traded on the last day of the calendar plan year. Debt securities including corporate bonds, U.S. Government securities, and asset-backed securities are valued using price evaluations reflecting the bid and/or ask sides of the market for an investment as of the last day of the calendar plan year.

	2022
	Total	Assets Measured at NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Securities
Common stocks — mutual funds — equity	$285,103	$48,521	$236,582	$—	$—
Genuine Parts Company common stock	261,869	—	261,869	—	—
Other stocks	711,830	—	711,830	—	—

Debt Securities
Short-term investments	41,076	—	41,076	—	—
Cash and equivalents	8,632	—	8,632	—	—
Government bonds	344,787	—	411	344,376	—
Corporate bonds	412,896	—	—	412,896	—
Asset-backed and mortgage-backed securities	9,925	—	—	9,925	—
Convertible Securities	1,159	—	—	1,159	—
Other-international	37,304	—	37,304	—	—
Municipal bonds	14,442	—	—	14,442	—

Other
Options and Futures	35	—	35	—	—
Total	$2,129,058	$48,521	$1,297,739	$782,798	$—

	2021
	Total	Assets Measured at NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Securities
Common stocks — mutual funds — equity	$388,591	$64,669	$323,922	$—	$—
Genuine Parts Company common stock	210,510	—	210,510	—	—
Other stocks	971,020	—	971,020	—	—

Debt Securities
Short-term investments	46,815	—	46,815	—	—
Cash and equivalents	22,084	—	22,084	—	—
Government bonds	425,877	—	4,513	421,364	—
Corporate bonds	598,216	—	—	598,216	—
Asset-backed and mortgage-backed securities	12,894	—	—	12,894	—
Other-international	61,008	—	46,133	14,875	—
Municipal bonds	19,621	—	—	19,621	—

Other
Cash surrender value of life insurance policies	167	—	167	—	—
Total	$2,756,803	$64,669	$1,625,164	$1,066,970	$—

Equity securities include Genuine Parts Company common stock in the amounts of $262 million (12% of total plan assets) and $211 million (8% of total plan assets) at December 31, 2022 and 2021, respectively. Dividend payments received by the plan on company stock totaled approximately $5 million and $5 million in 2022 and 2021, respectively. Fees paid during the year for services rendered by parties in interest were based on customary and reasonable rates for such services.
Based on the investment policy for the pension plans, as well as an asset study that was performed based on our asset allocations and future expectations, our expected rate of return on plan assets for measuring 2023 pension income is 7.09% for the plans. The asset study forecasted expected rates of return for the approximate duration of our benefit obligations, using capital market data and historical relationships.
The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31:

	2022	2021
Other long-term asset	$414,834	$499,978
Other current liability	(12,537)	(12,546)
Pension and other post-retirement liabilities	(196,402)	(263,602)
	$205,895	$223,830

Amounts recognized in accumulated other comprehensive (loss) income consist of:

	2022	2021
Net actuarial loss	$682,884	$625,339
Prior service cost	7,273	7,958
	$690,157	$633,297
The following table reflects the total benefits expected to be paid from the pension plans’ or our assets. Of the pension benefits expected to be paid in 2023, approximately $13 million is expected to be paid from employer assets. Expected employer contributions below reflect amounts expected to be contributed to funded plans. Information about the expected cash flows for the pension plans follows:

Employer contribution
2023 (expected)	$4,449
Expected benefit payments:
2023	$138,411
2024	$140,826
2025	$143,591
2026	$145,953
2027	$147,677
2027 through 2030	$736,560
Net periodic benefit income included the following components:

	2022	2021	2020
Service cost	$10,204	$12,218	$12,105
Interest cost	75,248	71,693	83,732
Expected return on plan assets	(150,318)	(153,822)	(154,111)
Amortization of prior service cost	691	690	692
Amortization of actuarial loss	37,065	49,897	39,613
Net periodic benefit income	$(27,110)	$(19,324)	$(17,969)
Service cost is recorded in selling, administrative and other expenses in the consolidated statements of income while all other components are recorded within other non-operating expenses (income). Pension benefits also include amounts related to supplemental retirement plans.
Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	2022	2021	2020
Current year actuarial loss (gain)	$97,412	$(264,547)	$24,613
Recognition of actuarial loss	(37,065)	(49,897)	(39,613)
Recognition of prior service cost	(691)	(690)	(692)
Recognition of curtailment (loss) gain	—	(5)	435
Other	68	(29)	—
Total recognized in other comprehensive (loss) income	$59,724	$(315,168)	$(15,257)
Total recognized in net periodic benefit income and other comprehensive (loss) income	$32,614	$(334,492)	$(33,226)

The assumptions used in measuring the net periodic benefit income for the plans follow:

	2022	2021	2020
Weighted average discount rate	3.04%	2.72%	3.43%
Rate of increase in future compensation levels	3.13%	3.11%	3.13%
Expected long-term rate of return on plan assets	6.34%	6.88%	7.11%
We have one defined contribution plan in the U.S. that covers substantially all of our domestic employees. Employees receive a matching contribution of 100% of the first 5% of the employees’ salary. Total plan expense was approximately $69 million in 2022, $60 million in 2021, and $55 million in 2020.
10. Acquisitions, Divestitures and Discontinued Operations
Acquisitions
For each acquisition, we allocate the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for acquired businesses are included in our consolidated statements of income beginning on their respective acquisition dates.
2022
We acquired several businesses for approximately $1.6 billion, net of cash acquired, during the year ended December 31, 2022. Approximately $1.3 billion was related to our Industrial segment, primarily the acquisition of KDG discussed further below, and $300 million was related to Automotive.
We recognized approximately $562 million of revenue, net of store closures, and $239 million of goodwill and other intangible assets related to our Automotive acquisitions during the year ended December 31, 2022. The other intangible assets acquired consisted of customer relationships of $76 million, trademarks of $9 million, and other intangibles of $4 million with weighted average amortization lives of 18, 15, and 3 years, respectively.
On January 3, 2022, the company, through its wholly-owned subsidiary, Motion Industries, Inc., acquired all of the equity interests in KDG for a purchase price of approximately $1.3 billion in cash, net of cash acquired of approximately $30 million. KDG contributed approximately 5% of net sales included in our consolidated statement of income from January 3, 2022 to December 31, 2022. The KDG acquisition was financed using a combination of borrowing under the existing unsecured revolving credit facility, proceeds of $200 million from the selling of additional receivables under our amended A/R Sales Agreement, and $109 million of cash.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date for the KDG acquisition as well as adjustments made when finalizing the acquisition accounting during the year ended December 31, 2022 (referred to as the "measurement period adjustments"). The measurement period adjustments primarily resulted from revisions to the valuation of inventory and intangible assets, deferred taxes, and long-term liabilities.

	As of January 3, 2022
	Initial Balance	Measurement Period Adjustments	As Adjusted
Trade accounts receivable	$156,000	$—	$156,000
Merchandise inventories	166,000	(14,000)	152,000
Prepaid expenses and other current assets	39,000	(1,000)	38,000
Property, plant and equipment	26,000	(2,000)	24,000
Operating lease assets	49,000	(5,000)	44,000
Other assets	1,000	—	1,000
Other intangible assets	574,000	(6,000)	568,000
Goodwill	592,000	9,000	601,000
Total assets acquired	1,603,000	(19,000)	1,584,000
Trade accounts payable	85,000	—	85,000
Other current liabilities	32,000	—	32,000
Operating lease liabilities	17,000	(1,000)	16,000
Deferred tax liabilities	121,000	(13,000)	108,000
Other long-term liabilities	39,000	(8,000)	31,000
Total liabilities assumed	294,000	(22,000)	272,000
Net assets acquired	$1,309,000	$3,000	$1,312,000

The other intangible assets acquired included $527 million of customer relationship intangibles and a $41 million favorable trade name licensing agreement, with amortization lives of 17 and 1.5 years, respectively. The other intangible assets have a total weighted amortization life of 16 years. We used the multi-period excess earnings method under the income approach to measure KDG's customer relationships, which is sensitive to certain assumptions including discount rates and certain assumptions that form the basis for the forecasted results (e.g., future revenue growth rates and EBITDA margins). These assumptions are forward-looking in nature and are dependent on the future performance of the acquired business and could be affected by future economic and market conditions.
The goodwill was assigned to the Industrial segment and is attributable primarily to expected synergies and the assembled workforce. Approximately $261 million of the goodwill recognized as part of the acquisition was tax deductible.
For the twelve months ended December 31, 2022, approximately $5 million of inventory amortization step-up cost related to this acquisition was included in cost of goods sold. Further, $62 million of transaction and other one-time costs, inclusive of an impairment charge, were included in selling, administrative, and other expenses in the consolidated statements of income. Refer to the Goodwill and Other Intangible Assets Footnote for more information on the impairment charge.
If the KDG acquisition had occurred on January 1, 2021 and if its results of operations had been included in our consolidated results since that date, our unaudited pro forma consolidated statements of income would have reflected net sales of approximately $22.1 billion and $19.9 billion and net income on a per share diluted basis of $8.47 and $6.02 for the years ended December 31, 2022 and 2021, respectively. The pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of this period, nor is it necessarily indicative of future results.
The adjustments to the pro forma amounts include, but are not limited to, applying our accounting policies, amortization related to fair value adjustments to intangible assets, one-time acquisition accounting adjustments, interest expense on acquisition related debt and debt not assumed, and any associated tax effects. The pro forma results do not include any cost savings or other synergies that may result from the acquisition.

Earnings related to KDG included in our consolidated statement of income from January 3, 2022 to December 31, 2022 are impracticable to provide due to KDG’s ongoing integration into Motion, which commenced shortly after the acquisition date.
2021
We acquired several businesses for approximately $282 million, net of cash acquired, during the year ended December 31, 2021.
During the year ended December 31, 2021, we recognized approximately $220 million and $25 million of revenue, net of store closures, related to our 2021 Automotive and Industrial acquisitions, respectively. We recorded approximately $160 million of goodwill and other intangible assets associated with the 2021 acquisitions. Other intangible assets acquired consisted of customer relationships with a weighted average amortization life of 20 years.
We did not recognize any significant measurement period adjustments related to finalizing acquisition accounting during the year ended December 31, 2021.
2020
We acquired several businesses for approximately $86 million, net of cash acquired, during the year ended December 31, 2020.
Divestitures
We received proceeds from divestitures of businesses totaling $34 million, $18 million and $387 million during the years ended December 31, 2022, 2021 and 2020, respectively.
Discontinued Operations
Business Products Group
Effective June 30, 2020, we completed the divestiture of our Business Products Group by selling Supply Source Enterprises, Inc. ("SSE") and SPR in separate transactions. These divestitures were part of our long-term strategic initiative to streamline our operations and optimize our portfolio so that we can drive shareholder value by focusing on our global Automotive and Industrial businesses. The Business Products Group was previously a reportable segment of the company. These divestitures, together with prior period divestitures of Garland C. Norris (effective December 13, 2019), SPR Canada (effective January 1, 2020) and Safety Zone Canada (effective March 2, 2020), represented a single plan to exit the Business Products Group segment and was considered a strategic shift that had a major effect on our operations and financial results. Therefore, the results of operations, financial position and cash flows for the Business Products Group were reported as discontinued operations for all periods presented.
Our results of operations for discontinued operations were:

	Year Ended December 31,
	2022	2021	2020
Net sales	$—	$—	$846,944
Cost of goods sold	—	—	632,007
Gross profit	—	—	214,937
Operating and non-operating expenses	—	—	179,461
Loss on disposal	—	—	223,928
Loss before income taxes	—	—	(188,452)
Income taxes	—	—	4,045
Net loss from discontinued operations	$—	$—	$(192,497)
In December 2022, we came to an agreement to sell our remaining investment in SPR in connection with a pending acquisition of SPR by a third party. The acquisition closed and we sold our investment in SPR on January 31, 2023. Any remaining transition services will cease by June 30, 2023. As of December 31, 2022, we reduced the net carrying value of our SPR investment by $3 million to $55 million, which was reclassed from other assets to current assets on the consolidated balance sheet, and recognized a charge within non-operating expenses (income) on the consolidated statement of income for the three months ended December 31, 2022.
11. Share-Based Compensation
Share-based compensation costs of $38 million, $26 million, and $23 million, were recorded for the years ended December 31, 2022, 2021, and 2020, respectively. The total income tax benefits recognized in the consolidated statements of income for share-based compensation arrangements were approximately $10 million, $7 million, and $6 million for 2022, 2021, and 2020, respectively. At December 31, 2022, total compensation cost related to nonvested awards not yet recognized was approximately $64 million. There have been no modifications to valuation methodologies or methods during the years ended December 31, 2022, 2021, or 2020.
As of December 31, 2022, there were 6.9 million shares of common stock available for issuance pursuant to future equity-based compensation awards.
A summary of our restricted stock units activity and related information is as follows:

Nonvested Share Awards (RSUs)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested at beginning of year	829	$98.25
Granted	506	$129.87
Vested	(276)	$104.22
Forfeited	(65)	$105.01
Nonvested at end of year	994	$110.45	1.4	$172,409

A summary of our stock appreciation rights activity and related information is as follows:

Stock Appreciation Rights (SARs)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	634	$90.93
Granted	—	$—
Exercised	(310)	$89.22
Forfeited	(7)	$89.27
Outstanding at end of year	317	$92.65	2.4	$25,607
Exercisable at end of year	317	$92.65	2.4	$25,607

The aggregate intrinsic value of SARs exercised and RSUs vested during the years ended December 31, 2022, 2021, and 2020 was $62 million, $73 million, and $14 million, respectively. The fair value of RSUs is based on the price of our stock on the date of grant for the years ended December 31, 2022 and 2021. The fair value of RSUs is based on the 60-day average price of our stock on the date of grant for the year ended December 31, 2020. The fair value of SARs is estimated using a Black-Scholes option pricing model. We ceased issuing SARs in 2017. The total fair value of SARs and RSUs vested during the years ended December 31, 2022, 2021, and 2020 were $29 million, $25 million, and $10 million, respectively.

12. Accumulated Other Comprehensive Loss
The following tables present the changes in AOCL by component:

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2022	$(463,227)	$(15,042)	$(379,470)	$(857,739)
Other comprehensive (loss) before reclassifications	(71,258)	—	(143,890)	(215,148)
Amounts reclassified from accumulated other comprehensive loss	27,875	12,470	—	40,345
Net current period other comprehensive (loss)	(43,383)	12,470	(143,890)	(174,803)
Ending balance, December 31, 2022	$(506,610)	$(2,572)	$(523,360)	$(1,032,542)

	Changes in Accumulated Other Comprehensive Loss by Component
	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2021	$(692,868)	$(30,007)	$(313,627)	$(1,036,502)
Other comprehensive income before reclassifications	192,382	—	(65,843)	126,539
Amounts reclassified from accumulated other comprehensive loss	37,259	14,965	—	52,224
Net current period other comprehensive income	229,641	14,965	(65,843)	178,763
Ending balance, December 31, 2021	$(463,227)	$(15,042)	$(379,470)	$(857,739)
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

13. Income Taxes
Significant components of our deferred tax assets and liabilities are as follows:

	2022	2021
Deferred tax assets related to:
Expenses not yet deducted for tax purposes	$312,445	$301,302
Operating lease liabilities	314,804	300,705
Pension liability not yet deducted for tax purposes	168,925	171,256
Capital loss	—	7,333
Net operating loss	49,787	48,865
	845,961	829,461
Deferred tax liabilities related to:
Employee and retiree benefits	225,947	235,847
Inventory	77,866	87,062
Operating lease assets	305,885	295,801
Other intangible assets	468,733	365,557
Property, plant and equipment	91,706	72,740
Other	38,597	18,176
	1,208,734	1,075,183
Net deferred tax liability before valuation allowance	(362,773)	(245,722)
Valuation allowance	(27,362)	(34,227)
Total net deferred tax liability	$(390,135)	$(279,949)
We currently hold approximately $183 million in gross net operating losses, of which approximately $108 million will carry forward indefinitely. The remaining net operating losses of approximately $75 million will begin to expire in 2024.
The components of income before income taxes are as follows:

	2022	2021	2020
United States	$1,100,584	$762,472	$706,594
Foreign	472,018	437,874	(327,226)
Income before income taxes	$1,572,602	$1,200,346	$379,368
The components of income tax expense are as follows:

	2022	2021	2020
Current:
Federal	$196,634	$116,425	$130,680
State	70,453	34,311	35,474
Foreign	120,594	119,144	77,541
Deferred:
Federal	12,727	24,233	2,048
State	4,981	9,485	801
Foreign	(15,488)	(2,042)	(30,571)
	$389,901	$301,556	$215,973

The reasons for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

	2022	2021	2020
Statutory rate applied to income (1)	$330,246	$252,073	$79,667
Plus state income taxes, net of Federal tax benefit	59,593	34,599	28,658
Taxation of foreign operations, net (2)	3,347	2,299	(9,072)
Non-deductible goodwill impairment tax effect	—	—	106,411
Foreign rate change - deferred tax remeasurement	—	17,032	9,045
Valuation allowance	(7,153)	(2,486)	1,995
Other	3,868	(1,961)	(731)
	$389,901	$301,556	$215,973
(1)U.S. statutory rates applied to income are as follows: 2022, 2021 and 2020 at 21%.
(2)Our effective tax rate reflects the impact of having operations outside of the U.S. which are taxed at statutory rates different from the U.S. statutory rate, with some income being fully or partially exempt from income taxes due to various operating and financing activities.
We account for Global Intangible Low Taxed income in the year the tax is incurred as a period cost.
We, or one of our subsidiaries, file income tax returns in the U.S., various states, and foreign jurisdictions. With few exceptions, we are no longer subject to federal, state and local tax examinations by tax authorities for years before 2019 or subject to foreign income tax examinations for years ended prior to 2013. We are currently under audit in some of our state and foreign jurisdictions. Some audits may conclude in the next 12 months and the unrecognized tax benefits recorded in relation to the audits may differ from actual settlement amounts. It is not possible to estimate the effect, if any, of the amount of such change during the next 12 months to previously recorded uncertain tax positions in connection with the audits; however, we do not anticipate that total unrecognized tax benefits will significantly change in the next 12 months.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2022	2021	2020
Balance at beginning of year	$19,501	$23,237	$21,461
Additions based on tax positions related to the current year	1,475	2,196	3,771
Additions for tax positions of prior years	89	156	3,480
Reductions for tax positions for prior years	(523)	(733)	(1,382)
Reduction for lapse in statute of limitations	(921)	(2,843)	(3,765)
Settlements	—	(2,512)	(328)
Balance at end of year	$19,621	$19,501	$23,237
The amount of gross unrecognized tax benefits, including interest and penalties, as of December 31, 2022 and 2021 was approximately $21 million and $20 million, respectively, of which approximately $19 million and $19 million, respectively, if recognized, would affect the effective tax rate.
During the tax years ended December 31, 2022, 2021 and 2020, we paid, received refunds, or accrued insignificant interest and penalties. We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.
As of December 31, 2022, we estimate that we have an outside basis difference in certain foreign subsidiaries of approximately $928 million, which includes the cumulative undistributed earnings from our foreign subsidiaries. We continue to be indefinitely reinvested in this outside basis difference. Determining the amount of net unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practicable. This is due to the complexities associated with the calculation to determine residual taxes on the undistributed earnings, including the availability of foreign tax credits, applicability of any additional local withholding tax and other indirect tax consequences that may arise due to the distribution of these earnings.
14. Guarantees
We guarantee the borrowings of certain independently controlled automotive parts stores and businesses (“independents”) and certain other affiliates in which we have a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. We have no voting interest or equity conversion rights in any of the independents. We do not control the independents or the affiliates but receive a fee for the guarantees. We have concluded that the independents are variable interest entities, but that we are not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, we concluded that the affiliates are not variable interest entities. Our maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to our guarantees. While such borrowings of the independents and affiliates are outstanding, we are required to maintain compliance with certain covenants. At December 31, 2022, we were in compliance with all such covenants.
At December 31, 2022, the total borrowings of the independents and affiliates subject to guarantee by us were approximately $916 million. These loans generally mature over periods from one to six years. We regularly monitor the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents and affiliates that participate in the guarantee programs. In the event that we are required to make payments in connection with these guarantees, we would obtain and liquidate certain collateral pledged by the independents or affiliates (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. We recognize a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, we have had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings and the current expected credit loss reserve is not material. As of December 31, 2022, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
We have recognized certain assets and liabilities amounting to $67 million and $81 million for the guarantees related to the independents’ and affiliates’ borrowings at December 31, 2022 and 2021, respectively. These assets and liabilities are included in other assets and other long-term liabilities in the consolidated balance sheets. The liabilities relate to our noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from our current expected credit loss reserve.
15. Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, many involving routine litigation incidental to the businesses, including approximately 2,228 pending product liability lawsuits resulting from our national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts we distributed. During the fourth quarter of 2022, we revised our estimate of the number of claims to be incurred in future periods, among other assumptions, and recognized $29 million of expense included in selling, administrative and other expenses in the consolidated statements of income. The amount accrued for pending and future claims as of December 31, 2022 was $220 million, the central estimate within our range of $190 million to $270 million, discounted using a discount rate of 3.83%. The undiscounted product liability as of December 31, 2022 was $285 million. The amount accrued for pending and future claims as of December 31, 2021 was $181 million.
The amounts recorded are based on the best available information and assumptions that we believe are reasonable. While litigation of any type contains an element of uncertainty, we believe that our insurance coverage and our defense, and ultimate resolution of pending and reasonably anticipated claims will continue to occur within the ordinary course of our business and that resolution of these claims will not have a material adverse effect on our business, results of operations or financial condition.
On April 17, 2017, a jury awarded damages against the company of $82 million in a litigated automotive product liability dispute. Through post-trial motions and offsets from previous settlements, the initial verdict was reduced to $77 million. We believed the verdict was not supported by the facts or the law and was contrary to our role in the automotive parts industry. We challenged the verdict through an appeal to a higher court. On February 19, 2020, the Washington Court of Appeals issued an order entirely reversing the jury's finding on damages and ordering a new trial on damages. The plaintiffs subsequently appealed this order to the Washington Supreme Court. On July 7, 2020, the Washington Supreme Court indicated that it would consider a further appeal on this matter, and oral arguments occurred on November 10, 2020. On July 8, 2021, the Washington Supreme Court overturned the order of the Washington Court of Appeals and reinstated the trial court's damage award of $77 million against the company. We recorded an adjustment to increase selling, administrative and other expenses by approximately $77 million, inclusive of statutory interest and insurance coverage, in the consolidated statements of income for the year ended December 31, 2021. The damage award and statutory interest was fully paid as of December 31, 2021.
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES.
Management’s conclusion regarding the effectiveness of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective, as of December 31, 2022, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s report on internal control over financial reporting
The management of Genuine Parts Company and its Subsidiaries (the “company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
Our internal control system was designed to provide reasonable assurance to our management and to the board of directors regarding the preparation and fair presentation of our published consolidated financial statements. Our internal control over financial reporting includes those policies and procedures that:
i. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
ii. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
iii. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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
Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in “Internal Control-Integrated Framework.” Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
On January 3, 2022, the company, through its wholly-owned subsidiary, Motion Industries, Inc., acquired all of the equity interests in KDG for a purchase price of approximately $1.3 billion in cash. Consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for one year following the acquisition, management excluded an assessment of the effectiveness of our internal control over financial reporting related to KDG. As of and for the fiscal year ended December 31, 2022 KDG represents approximately 5% of our consolidated total net sales and approximately 8% of our consolidated total assets.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2022. Ernst & Young LLP's report on our internal control over financial reporting is set forth below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genuine Parts Company and Subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Genuine Parts Company and Subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Genuine Parts Company and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Kaman Distribution Group (KDG), which is included in the 2022 consolidated financial statements of the Company and constituted 8% of total assets as of December 31, 2022 and 5% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of KDG.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Genuine Parts Company and Subsidiaries as of December 31, 2022, and 2021, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 23, 2023, expressed an unqualified opinion thereon.
Basis for Opinion
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
February 23, 2023

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
Paul D. Donahue, age 66, was appointed Chairman of the Board and Chief Executive Officer of the company in April of 2019. He served as President and Chief Executive Officer from May 2016 - April 2019. Mr. Donahue was President of the company from January 2012 until April 2019, and he has been a Director of the company since April 2012. Previously, Mr. Donahue served as President of the company’s U.S. Automotive Parts Group from July 2009 to February 1, 2016. Mr. Donahue served as Executive Vice President of the company from August 2007 until his appointment as President in 2012. Previously, Mr. Donahue was President and Chief Operating Officer of S.P. Richards Company from 2004 to 2007 and was Executive Vice President-Sales and Marketing in 2003, the year he joined the company.
William P. Stengel, age 45, was appointed President and Chief Operating Officer of the company on January 1, 2023. Mr. Stengel previously served as President of the company from January 2021 and Executive Vice President and Chief Transformation Officer of the company from November 2019. Previously, Mr. Stengel worked for HD Supply, an Atlanta-based industrial distributor, where he served as President and Chief Executive Officer of HD Supply Facilities Maintenance, from June of 2017 to October of 2018. Prior to his role as President/CEO, he served as Chief Operating Officer for HD Supply Facilities Maintenance from September of 2016 to May of 2017 and prior to that role, he served as Chief Commercial Officer of HD Supply Facilities Maintenance from January of 2016 to September of 2016. Mr. Stengel served as Senior Vice President, Strategic Business Development and Investor Relations of HD Supply from June of 2013 to January of 2016. Prior to HD Supply, Mr. Stengel worked in the Strategic Business Development group at The Home Depot as well as at Bank of America and Stonebridge Associates in various investment banking roles.
Bert Nappier, age 48, was appointed Executive Vice President and Chief Financial Officer on May 2, 2022. Mr. Nappier served as Executive Vice President, Finance and Treasurer at FedEx Corporation (“FedEx”) from June 2020 to January 2022, where he led teams responsible for corporate finance, cash management, global tax planning and strategy, risk management and corporate development. Prior to that date, Mr. Nappier served in various other roles at FedEx, including as President, FedEx Express Europe and Chief Executive Officer, TNT Express, Senior Vice President, International Chief Financial Officer and Staff Vice President, Staff Vice President and Corporate Controller. Before joining FedEx in 2005, Mr. Nappier served as Director of SEC Reporting and Accounting for Wright Medical Technology, Inc. and an Audit Manager at Ernst & Young LLP, with six years in public accounting.
James R. Neill, age 61, was appointed Executive Vice President and Chief Human Resource Officer of the company in February of 2020. Prior to that, he served as Senior Vice President of Human Resources from April 2014 to February of 2020. Mr. Neill was Senior Vice President of Employee Development and HR Services from April 2013 until his appointment as Senior Vice President of Human Resources of the company. Previously, Mr. Neill served as the Senior Vice President of Human Resources at Motion Industries from 2008 to 2013. Mr. Neill joined Motion in 2006 as Vice President of Human Resources and served in that role from 2006 to 2007.
Randall P. Breaux, age 60, was appointed President of Motion Industries on January 1, 2019. Mr. Breaux was Executive Vice President of Marketing, Distribution, and Strategic Planning at Motion from January 2018 until his appointment to President. Previously, he served as Senior Vice President of Marketing, Distribution, and Purchasing from 2015 to 2017. Mr. Breaux joined Motion in 2011 as Senior Vice President of Marketing, Product Management, and Strategic Planning.
Kevin E. Herron, age 60, was appointed President of the U.S. Automotive Group on January 1, 2019. Mr. Herron previously served as Executive Vice President - U.S. Automotive Parts Group from 2018 to 2019, and previous to that role, he was Group Senior Vice President of the U.S. Automotive Parts Group from 2014 to 2018. From 2010 to 2014 he was Division Vice President for the Midwest of the U.S. Automotive Parts Group, and prior to that he was Regional Vice President for UAP, the Canadian division of the Automotive Parts Group. He held that role from 2006 to 2010. Prior to that, Mr. Herron served as Regional Vice President of Corporate Stores from 2004 to 2006, and previously he was District Manager in Maine from 1995 to 2003 and held the same title in Vermont during 1994. Prior to those roles, he was Area Manager in Syracuse, New York from 1991 to 1993. Mr. Herron began his career at the company as a management trainee in Syracuse and served in that role from 1989 to 1990.

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
ITEM 11.    EXECUTIVE COMPENSATION.
Information required by this item is set forth under the headings “Executive Compensation”, “Additional Information Regarding Executive Compensation”, “2022 Grants of Plan-Based Awards”, “2022 Outstanding Equity Awards at Fiscal Year-End”, “2022 Option Exercises and Stock Vested”, “2022 Pension Benefits”, “2022 Nonqualified Deferred Compensation”, “Post Termination Payments and Benefits”, “Compensation, Nominating and Governance Committee Report”, “Compensation, Nominating and Governance Committee Interlocks and Insider Participation” and “Compensation of Directors” of the Proxy Statement and is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table gives information as of December 31, 2022 about the common stock that may be issued under all of the company’s existing equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders:	113,596	(2)	$88.33		—
	1,297,250	(3)	$95.06	(5)	6,926,578	(6)
Equity Compensation Plans Not Approved by Shareholders:	135,443	(4)	n/a		864,557
Total	1,546,289		—		7,791,135

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
(2)Genuine Parts Company 2006 Long-Term Incentive Plan
(3)Genuine Parts Company 2015 Incentive Plan
(4)Genuine Parts Company Directors' Deferred Compensation Plan, as amended
(5)The weighted average exercise price of outstanding options, warrants and rights is calculated based solely on the exercise price of outstanding options and does not take into account outstanding restricted stock units, which have no exercise price.
(6)All of these shares are available for issuance pursuant to grants of full-value stock awards.
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
Report of independent registered public accounting firm on the financial statements
Consolidated balance sheets — December 31, 2022 and 2021
Consolidated statements of income — Years ended December 31, 2022, 2021 and 2020
Consolidated statements of comprehensive income — Years ended December 31, 2022, 2021 and 2020
Consolidated statements of equity — Years ended December 31, 2022, 2021 and 2020
Consolidated statements of cash flows — Years ended December 31, 2022, 2021 and 2020
Notes to consolidated financial statements — December 31, 2022
(2) Financial Statement Schedules
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

Exhibit 2.1
Interest Purchase Agreement, by and among Ruby Holdings II, LLC, as the company, Ruby Topco LLC, as the Seller, Motion Industries, Inc., as the Buyer and Genuine Parts Company, as the Parent, dated as of December 15, 2021 (Incorporated herein by reference from the company's annual report on Form 10-K dated February 17, 2022.)

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

Exhibit 4.6
Officer’s Certificate, dated January 10, 2022, pursuant to Sections 3.01 and 3.03 of the Indenture, dated October 29, 2020, setting forth the terms of the 1.750% Senior Notes due 2025 and 2.750% Senior Notes due 2032 (incorporated herein by reference from Exhibit 4.2 to the company’s current report on Form 8-K dated January 10, 2022)

Exhibit 4.7	Form of 1.750% Senior Notes due 2025 (included in Exhibit 4.6)

Exhibit 4.8	Form of 2.750% Senior Notes due 2032 (included in Exhibit 4.6)

Exhibit 10.1*	The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

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

Exhibit 10.34*	Offer Letter, dated January 21, 2022 (incorporated herein by reference from Exhibit 10.1 to the company’s current report on Form 8-K dated January 25, 2022)

*	Indicates management contracts and compensatory plans and arrangements.

Exhibit 21	Subsidiaries of the company.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1	Certification signed by Chief Executive Officer pursuant to SEC Rule 13a-14(a).
Exhibit 31.2	Certification signed by Chief Financial Officer pursuant to SEC Rule 13a-14(a).
Exhibit 32
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer and Chief Financial Officer (furnished herewith)

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL

ITEM 16.    FORM 10-K SUMMARY.
    Not applicable.

SIGNATURES.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: February 23, 2023	/s/ Paul D. Donahue
Paul D. Donahue
Chairman and Chief Executive Officer

Date: February 23, 2023	/s/ Bert Nappier
Bert Nappier
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Paul D. Donahue	2/21/2023	/s/ Bert Nappier	2/21/2023
Paul D. Donahue	(Date)	Bert Nappier	(Date)
Director Chairman and Chief Executive Officer (Principal Executive Officer)		Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

/s/ Elizabeth W. Camp	2/21/2023	/s/ Richard Cox, Jr.	2/21/2023
Elizabeth W. Camp	(Date)	Richard Cox, Jr.	(Date)
Director		Director

/s/ Gary P. Fayard	2/21/2023	/s/ P. Russell Hardin	2/21/2023
Gary P. Fayard	(Date)	P. Russell Hardin	(Date)
Director		Director

/s/ John R. Holder	2/21/2023	/s/ Donna W. Hyland	2/21/2023
John R. Holder		Donna W. Hyland	(Date)
Director		Director

/s/ John D. Johns	2/21/2023	/s/ Jean-Jacques Lafont	2/21/2023
John D. Johns	(Date)	Jean-Jacques Lafont	(Date)
Director		Director

/s/ Robert C. Loudermilk, Jr.	2/21/2023	/s/ Wendy B. Needham	2/21/2023
Robert C. Loudermilk, Jr.	(Date)	Wendy B. Needham	(Date)
Director		Director

/s/ Juliette W. Pryor	2/21/2023	/s/ E. Jenner Wood, III	2/21/2023
Juliette W. Pryor	(Date)	E. Jenner Wood, III	(Date)
Director		Director