Form 10-Q
period 2023-03-31
GENUINE PARTS CO
filed 2023-04-20
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 140,515,640 shares of common stock outstanding as of April 17, 2023.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$651,183	$653,463
Trade accounts receivable, less allowance for doubtful accounts (2023 – $56,236; 2022 – $53,872)	2,420,848	2,188,868
Merchandise inventories, net	4,579,590	4,441,649
Prepaid expenses and other current assets	1,532,810	1,532,759
Total current assets	9,184,431	8,816,739
Goodwill	2,599,770	2,588,113
Other intangible assets, less accumulated amortization	1,790,120	1,812,510
Property, plant and equipment, less accumulated depreciation (2023 – $1,476,073; 2022 – $1,435,677)	1,373,541	1,326,014
Operating lease assets	1,121,007	1,104,678
Other assets	838,663	847,325
Total assets	$16,907,532	$16,495,379

Liabilities and equity
Current liabilities:
Trade accounts payable	$5,677,134	$5,456,550
Current portion of debt	290,326	252,029
Dividends payable	133,737	126,191
Other current liabilities	1,816,327	1,851,340
Total current liabilities	7,917,524	7,686,110
Long-term debt	3,094,319	3,076,794
Operating lease liabilities	844,174	836,019
Pension and other post–retirement benefit liabilities	198,552	197,879
Deferred tax liabilities	391,526	391,163
Other long-term liabilities	521,801	502,967
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2023 – 140,545,475 shares; 2022 – 140,941,649 shares	140,545	140,941
Additional paid-in capital	147,690	140,324
Accumulated other comprehensive loss	(1,006,801)	(1,032,542)
Retained earnings	4,644,770	4,541,640
Total parent equity	3,926,204	3,790,363
Noncontrolling interests in subsidiaries	13,432	14,084
Total equity	3,939,636	3,804,447
Total liabilities and equity	$16,907,532	$16,495,379
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net sales	$5,765,118	$5,294,635
Cost of goods sold	3,751,717	3,468,688
Gross profit	2,013,401	1,825,947
Operating expenses:
Selling, administrative and other expenses	1,511,244	1,403,979
Depreciation and amortization	87,215	87,369
Provision for doubtful accounts	5,639	4,494
Total operating expenses	1,604,098	1,495,842
Non-operating expense (income):
Interest expense, net	16,864	19,850
Other	(11,967)	(15,461)
Total non-operating expense (income)	4,897	4,389
Income before income taxes	404,406	325,716
Income taxes	100,449	79,878
Net income	$303,957	$245,838
Dividends declared per common share	$0.950	$0.895
Basic earnings per share	$2.16	$1.73
Diluted earnings per share	$2.14	$1.72
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$303,957	$245,838
Other comprehensive income, net of income taxes:
Foreign currency translation adjustments, net of income taxes in 2023 — $5,255; 2022 — $8,411	23,827	42,132
Cash flow hedge adjustments, net of income taxes in 2023 — $0; 2022 — $1,384	—	3,741
Pension and postretirement benefit adjustments, net of income taxes in 2023 — $703; 2022 — $2,580	1,914	6,989
Other comprehensive income, net of income taxes	25,741	52,862
Comprehensive income	$329,698	$298,700
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2023
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2023	140,941,649	$140,941	$140,324	$(1,032,542)	$4,541,640	$3,790,363	$14,084	$3,804,447
Net income	—	—	—	—	303,957	303,957	—	303,957
Other comprehensive income, net of tax	—	—	—	25,741	—	25,741	—	25,741
Cash dividend declared, $0.9500 per share	—	—	—	—	(133,737)	(133,737)	—	(133,737)
Shares issued from employee incentive plans	14,832	15	(1,280)	—	—	(1,265)	—	(1,265)
Share-based compensation	—	—	8,646	—	—	8,646	—	8,646
Purchase of stock	(411,006)	(411)	—	—	(67,090)	(67,501)	—	(67,501)
Noncontrolling interest activities	—	—	—	—	—	—	(652)	(652)
March 31, 2023	140,545,475	$140,545	$147,690	$(1,006,801)	$4,644,770	$3,926,204	$13,432	$3,939,636

	Three Months Ended March 31, 2022
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2022	142,180,683	$142,181	$119,975	$(857,739)	$4,086,325	$3,490,742	$12,548	$3,503,290
Net income	—	—	—	—	245,838	245,838	—	245,838
Other comprehensive income, net of tax	—	—	—	52,862	—	52,862	—	52,862
Cash dividend declared, $0.8950 per share	—	—	—	—	(126,891)	(126,891)	—	(126,891)
Shares issued from employee incentive plans	18,670	19	(1,082)	—	—	(1,063)	—	(1,063)
Share-based compensation	—	—	7,171	—	—	7,171	—	7,171
Purchase of stock	(571,604)	(572)	—	—	(72,347)	(72,919)	—	(72,919)
Noncontrolling interest activities	—	—	—	—	—	—	(412)	(412)
March 31, 2022	141,627,749	$141,628	$126,064	$(804,877)	$4,132,925	$3,595,740	$12,136	$3,607,876
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating activities:
Net income	$303,957	$245,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,215	87,369
Share-based compensation	8,646	7,171
Excess tax benefits from share-based compensation	(584)	(714)
Changes in operating assets and liabilities	(201,727)	59,144
Net cash provided by operating activities	197,507	398,808
Investing activities:
Purchases of property, plant and equipment	(88,100)	(78,045)
Proceeds from sale of property, plant and equipment	1,971	5,895
Proceeds from sale of investments	80,482	—
Acquisitions and other investing activities	(39,589)	(1,348,795)
Net cash used in investing activities	(45,236)	(1,420,945)
Financing activities:
Proceeds from debt	693,400	2,890,000
Payments on debt	(652,138)	(1,784,585)
Shares issued from employee incentive plans	(1,265)	(1,063)
Dividends paid	(126,191)	(115,876)
Purchases of stock	(67,501)	(72,919)
Other financing activities	(4,118)	(1,593)
Net cash (used in) provided by financing activities	(157,813)	913,964
Effect of exchange rate changes on cash and cash equivalents	3,262	4,248
Net decrease in cash and cash equivalents	(2,280)	(103,925)
Cash and cash equivalents at beginning of period	653,463	714,701
Cash and cash equivalents at end of period	$651,183	$610,776
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.General
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company,” “we,” “our,” “us,” or “its”) for the year ended December 31, 2022. Accordingly, the unaudited Condensed Consolidated Financial Statements and related disclosures herein should be read in conjunction with our 2022 Annual Report on Form 10-K. There were no significant changes to our accounting policies from those disclosed in the Summary of Significant Accounting Policies Footnote in the Notes to Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.
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
In the opinion of management, all adjustments necessary for a fair presentation of our financial results for the interim periods have been made. These adjustments are of a normal recurring nature. We have reclassified certain prior period amounts to conform to the current period presentation. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results for the year ended December 31, 2023. We have evaluated subsequent events through the date the unaudited Condensed Consolidated Financial Statements covered by this quarterly report were issued.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU”) to the FASB Accounting Standards Codification (“ASC”). We consider the applicability and impact of all ASUs and any not listed below were assessed and determined to not be applicable or are expected to have an immaterial impact on our Condensed Consolidated Financial Statements.
In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs. This standard requires disclosure of the key terms of outstanding supply chain finance programs and a rollforward of the related amounts due to vendors participating in these programs. The new standard does not affect the recognition, measurement or financial statement presentation of any amounts due. The guidance is effective in the first quarter of 2023, except for the rollforward, which is effective in the first quarter of 2024. For additional information, please refer to the supply chain finance programs section herein.
Derivatives and Hedging
We are exposed to various risks arising from business operations and market conditions, including fluctuations in certain foreign currencies. We use derivative and non-derivative instruments as risk management tools to mitigate the potential impact of foreign exchange rate risks. The objective of using these tools is to reduce fluctuations in our earnings and cash flows associated with changes in these rates. Derivative instruments are recognized in the Condensed Consolidated Balance Sheets at fair value and are designated as Level 2 in the fair value hierarchy. They are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.

The following table summarizes the classification and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships (in thousands):

		March 31, 2023		December 31, 2022
Instrument	Balance Sheet Location	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$606,950	$45,189	$606,950	$46,670
Forward contract	Other current liabilities	$106,800	$3,748	$106,800	$3,064
Foreign currency debt	Long-term debt	€700,000	$763,420	€700,000	$749,280
The tables below presents gains related to designated net investment hedges:

	(Loss) Gain Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2023	2022	2023	2022
Three Months Ended March 31,
Net investment hedges:
Forward contracts	$(5,324)	$19,393	$3,158	$7,565
Foreign currency debt	(14,140)	11,760	—	—
Total	$(19,464)	$31,153	$3,158	$7,565
Fair Value of Financial Instruments
As of March 31, 2023 the fair value of our senior unsecured notes was approximately $3.0 billion, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.
Guarantees
We guarantee the borrowings of certain independently controlled automotive parts stores and businesses (“independents”) and certain other affiliates in which we have a noncontrolling equity ownership interest (“affiliates”). While such borrowings of the independents and affiliates are outstanding, we are required to maintain compliance with certain covenants. At March 31, 2023, we were in compliance with all such covenants.
As of March 31, 2023, the total borrowings of the independents and affiliates subject to guarantee by us were approximately $940 million. These loans generally mature over periods from one to six years. We regularly monitor the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents and affiliates that participate in the guarantee programs. In the event that we are required to make payments in connection with these guarantees, we would obtain and liquidate certain collateral pledged by the independents or affiliates (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. We recognize a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, we have not had significant losses in connection with guarantees of independents’ and affiliates’ borrowings and the current expected credit loss reserve is not material. As of March 31, 2023, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
As of March 31, 2023, we have recognized certain assets and liabilities amounting to $69 million each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the Condensed Consolidated Balance Sheets. The liabilities relate to our noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from our current expected credit loss reserve.

Supply Chain Finance Programs
Several global financial institutions offer voluntary supply chain finance (“SCF”) programs which enable our suppliers (generally those that grant extended terms), at their sole discretion, to sell their receivables from us to these financial institutions on a non-recourse basis at a rate that takes advantage of our credit rating and may be beneficial to them. We and our suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. Our current payment terms with the majority of our suppliers range from 30 to 360 days. The suppliers sell goods or services, as applicable, to us and they issue the associated invoices to us based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. In turn, we direct payment to the financial institutions, rather than the suppliers, for the invoices sold to the financial institutions. No guarantees are provided by us or any of our subsidiaries on third-party performance under the SCF program; however, we guarantee the payment by our subsidiaries to the financial institutions participating in the SCF program for the applicable invoices. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable in our consolidated balance sheets.
All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our consolidated statement of cash flows. As of March 31, 2023 and December 31, 2022, the outstanding payment obligations to the financial institutions are $3.0 billion and $3.1 billion, respectively. The amount settled through the SCF program was $1.0 billion and $855 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
Earnings Per Share
We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Certain outstanding options are not included in the diluted earnings per share calculation because their inclusion would have been anti-dilutive. Antidilutive common stock equivalents excluded from the diluted earnings per share calculation are not material.
The following table summarizes basic and diluted shares outstanding:

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net income	$303,957	$245,838

Weighted average common shares outstanding	140,804	141,916
Dilutive effect of stock options and non-vested restricted stock awards	921	926
Weighted average common shares outstanding – assuming dilution	141,725	142,842
Basic earnings per share	$2.16	$1.73
Diluted earnings per share	$2.14	$1.72

2. Segment Information
The following table presents a summary of our reportable segment financial information:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net sales:
Automotive	$3,505,827	$3,275,621
Industrial	2,259,291	2,019,014
Total net sales	$5,765,118	$5,294,635
Segment profit:
Automotive	$264,420	$264,573
Industrial	261,987	188,353
Total segment profit	526,407	452,926
Interest expense, net	(16,864)	(19,850)
Intangible asset amortization	(39,122)	(39,694)
Corporate expense	(66,015)	(41,751)
Other unallocated costs (1)	—	(25,915)
Income before income taxes	$404,406	$325,716
(1)     The following table presents a summary of the other unallocated costs:

	Three Months Ended March 31,
(in thousands)	2023	2022
Other unallocated costs:
Gain on insurance proceeds (2)	$—	$634
Transaction and other costs (3)	—	(26,549)
Total other unallocated costs	$—	$(25,915)
(2)    Amount reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs.
(3)    Amount primarily reflects costs associated with the January 3, 2022 acquisition of Kaman Distribution Group.

Beginning in 2023, certain functions, including cybersecurity and the management of our product liability litigation, were transferred to corporate to be streamlined and centrally managed. These costs totaled $15 million for the three months ended March 31, 2022, of which $9 million were allocated to Automotive and $6 million were allocated to Industrial based on several factors, including sales volumes and headcount. Beginning in 2023, these costs, which totaled $11 million for the three months ended March 31, 2023, are no longer allocated to our segments when measuring their operating performance. We have not restated the 2022 comparative segment financial information.
Net sales are disaggregated by geographical region for each of our reportable segments, as we deem this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended March 31,
(in thousands)	2023	2022
North America:
Automotive	$2,205,385	$2,130,873
Industrial	2,130,715	1,910,433
Total North America	$4,336,100	$4,041,306
Australasia:
Automotive	$406,762	$378,909
Industrial	128,576	108,581
Total Australasia	$535,338	$487,490
Europe – Automotive	$893,680	$765,839
Total net sales	$5,765,118	$5,294,635
3. Accounts Receivable Sales Agreement
Under our accounts receivable sales agreement (the "A/R Sales Agreement"), we continuously sell designated pools of receivables as they are originated by us and certain U.S. subsidiaries to a separate bankruptcy-remote special purpose entity (“SPE”). The A/R Sales Agreement has a three-year term, which we intend to renew.
We continue to be involved with the receivables transferred by the SPE to the unaffiliated financial institutions by providing collection services. As cash is collected on sold receivables, the SPE continuously transfers ownership and control of new qualifying receivables to the unaffiliated financial institutions so that the total principal amount outstanding of receivables sold is approximately $1.0 billion at any point in time (which is the maximum amount allowed under the agreement as amended on January 3, 2022).
The total principal amount outstanding of receivables sold is approximately $1.0 billion as of both March 31, 2023 and December 31, 2022. The amount of receivables pledged as collateral as of March 31, 2023 and December 31, 2022 is approximately $1.3 billion and $1.1 billion, respectively.
The following table summarizes the activity and amounts outstanding under the A/R Sales Agreement as of:

	Three Months Ended March 31,
(in thousands)	2023	2022
Receivables sold to the financial institution and derecognized	$2,165,407	$2,236,445
Cash collected on sold receivables	$2,165,411	$2,036,455
Continuous cash activity related to the A/R Sales Agreement is reflected in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The SPE incurs fees due to the unaffiliated financial institutions related to the accounts receivable sales transactions. Those fees, which totaled $14 million and $2 million for the three months ended March 31, 2023 and 2022, respectively, are recorded within other non-operating expense (income) in the Condensed Consolidated Statements of Income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institutions any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of March 31, 2023 and December 31, 2022 is not material.

The servicing liability related to our collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.
4. Employee Benefit Plans
Net periodic benefit income from our pension plans included the following components for the three months ended March 31,:

	Pension Benefits
(in thousands)	2023	2022
Service cost	$1,494	$2,616
Interest cost	26,117	18,867
Expected return on plan assets	(41,240)	(37,672)
Amortization of prior service cost	173	172
Amortization of actuarial loss	2,341	9,279
Net periodic benefit income	$(11,115)	$(6,738)
Service cost is recorded in selling, administrative and other expenses in the Condensed Consolidated Statements of Income while all other components are recorded within other non-operating expense (income). Pension benefits also include amounts related to supplemental retirement plans.
5. Acquisitions
We acquired several businesses for approximately $40 million and $1.4 billion, net of cash acquired, during the three months ended March 31, 2023 and March 31, 2022, respectively. For each acquisition, we allocate the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for acquired businesses are included in our Condensed Consolidated Statements of Income beginning on their respective acquisition dates.
KDG Acquisition
On January 3, 2022, we, through our wholly-owned subsidiary, Motion Industries, Inc., acquired all of the equity interests in KDG for a purchase price of approximately $1.3 billion in cash, net of cash acquired of approximately $30 million. KDG, which is headquartered in Bloomfield, Connecticut, is a power transmission, automation and fluid power industrial distributor and solutions provider with operations throughout the United States, providing electro-mechanical products, bearings, power transmission, motion control and electrical and fluid power components to maintenance, repair, and operation and original equipment manufacturer customers.
6. Accumulated Other Comprehensive Loss
The following tables present the changes in AOCL by component for the three months ended March 31:

	Changes in Accumulated Other Comprehensive Loss by Component
(in thousands)	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2023	$(506,610)	$(2,572)	$(523,360)	$(1,032,542)
Other comprehensive income before reclassifications	—	—	23,827	23,827
Amounts reclassified from accumulated other comprehensive loss	1,914	—	—	1,914
Other comprehensive income, net of income taxes	1,914	—	23,827	25,741
Ending balance, March 31, 2023	$(504,696)	$(2,572)	$(499,533)	$(1,006,801)

	Changes in Accumulated Other Comprehensive Loss by Component
(in thousands)	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2022	$(463,227)	$(15,042)	$(379,470)	$(857,739)
Other comprehensive income before reclassifications	—	—	42,132	42,132
Amounts reclassified from accumulated other comprehensive loss	6,989	3,741	—	10,730
Other comprehensive income, net of income taxes	6,989	3,741	42,132	52,862
Ending balance, March 31, 2022	$(456,238)	$(11,301)	$(337,338)	$(804,877)
The AOCL components related to the pension benefits are included in the computation of net periodic benefit income in the Employee Benefit Plans Footnote. Generally, tax effects in AOCL are established at the currently enacted tax rate and reclassified to net income in the same period that the related pre-tax AOCL reclassifications are recognized.
7. Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, many involving routine litigation incidental to the businesses, including approximately 2,224 pending product liability lawsuits resulting from our national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts we distributed. The amount accrued for pending and future claims was $216 million as of March 31, 2023, which represents our best estimate of the liability within our calculated range of $195 million to $275 million, discounted using a discount rate of 3.48%. The amount accrued for pending and future claims was $220 million as of December 31, 2022, which represents our best estimate of the liability within our calculated range of $190 million to $270 million, discounted using a discount rate of 3.83%. Our undiscounted product liability was $276 million and $285 million as of March 31, 2023 and December 31, 2022, respectively. There have been no significant developments to the information presented in our 2022 Annual Report on Form 10-K with respect to litigation or commitments and contingencies.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes contained herein and with the audited Consolidated Financial Statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results for the year ended December 31, 2023.
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
We caution you that all forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, changes in general economic conditions, including unemployment, inflation (including the impact of tariffs) or deflation, financial institution disruptions and geopolitical conflicts such as the conflict between Russia and Ukraine; volatility in oil prices; significant cost increases, such as rising fuel and freight expenses; public health emergencies such as the COVID-19 pandemic, including the effects on the financial health of our business partners and customers, on supply chains and our suppliers, on vehicle miles driven as well as other metrics that affect our business, and on access to capital and liquidity provided by the financial and capital markets; our ability to maintain compliance with our debt covenants; our ability to successfully integrate acquired businesses into our operations and to realize the anticipated synergies and benefits; our ability to successfully implement our business initiatives in our two business segments; slowing demand for our products; the ability to maintain favorable supplier arrangements and relationships; changes in national and international legislation or government regulations or policies, including changes to import tariffs, environmental and social policy, infrastructure programs and privacy legislation, and their impact to us, our suppliers and customers; changes in tax policies; volatile exchange rates; our ability to successfully attract and retain employees in the current labor market; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; failure or weakness in our disclosure controls and procedures and internal controls over financial reporting, including as a result of the work from home environment; the uncertainties and costs of litigation; disruptions caused by a failure or breach of our information systems, as well as other risks and uncertainties discussed in our 2022 Annual Report on Form 10-K and from time to time in our subsequent filings with the SEC.
Forward-looking statements speak only as of the date they are made, and we undertake no duty to update any forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-K, 10-Q, 8-K and other reports filed with the SEC.
Overview
Genuine Parts Company is a service organization engaged in the global distribution of automotive and industrial replacement parts. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. We conduct business in North America, Europe and Australasia from a network of more than 10,500 locations.
Our Automotive Parts Group ("Automotive") operates in the U.S., Canada, Mexico, France, the U.K., Ireland, Germany, Poland, the Netherlands, Belgium, Spain, Portugal, Australia and New Zealand, and accounted for 61% of total revenues for the three months ended March 31, 2023. Our Industrial Parts Group ("Industrial") operates in the U.S., Canada, Mexico, Australia, New Zealand, Indonesia and Singapore, and accounted for 39% of our total revenues for the three months ended March 31, 2023.

Key Performance Indicators
We consider a variety of performance and financial measures in assessing our business, and the key performance indicators used to measure our results are Comparable Sales, Gross Profit and Gross Margin, Selling, Administrative and Other Expenses ("SG&A"), Segment Profit and Segment Margin, and Net Income and EBITDA along with their adjusted measures. For more information regarding our key performance indicators please reference the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Results of Operations
Overall, continued strong customer demand in Industrial and growth in our automotive businesses in Europe, Australasia and Canada, allowed us to deliver 8.9% revenue growth compared to the three months ended March 31, 2022, despite slower growth in our U.S. automotive business. Our revenue growth and gross margin expansion, driven by execution of our strategic initiatives, drove a 50 basis point improvement in total segment margin. These results allow us to continue investing in our businesses through strategic initiatives and capital expenditures.
Our results of operations are summarized below for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023		2022
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$5,765,118	100.0%	$5,294,635	100.0%	$470,483	8.9%
Cost of goods sold	3,751,717	65.1%	3,468,688	65.5%	283,029	8.2%
Gross profit	2,013,401	34.9%	1,825,947	34.5%	187,454	10.3%
Operating expenses:
Selling, administrative and other expenses	1,511,244	26.2%	1,403,979	26.5%	107,265	7.6%
Depreciation and amortization	87,215	1.5%	87,369	1.7%	(154)	(0.2)%
Provision for doubtful accounts	5,639	0.1%	4,494	0.1%	1,145	25.5%
Total operating expenses	1,604,098	27.8%	1,495,842	28.3%	108,256	7.2%
Non-operating expenses (income):
Interest expense, net	16,864	0.3%	19,850	0.4%	(2,986)	(15.0)%
Other	(11,967)	(0.2)%	(15,461)	(0.3)%	3,494	(22.6)%
Total non-operating expenses (income)	4,897	0.1%	4,389	0.1%	508	11.6%
Income before income taxes	404,406	7.0%	325,716	6.2%	78,690	24.2%
Income taxes	100,449	1.7%	79,878	1.5%	20,571	25.8%
Net income	$303,957	5.3%	$245,838	4.6%	$58,119	23.6%

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022	$ Change	% Change
Diluted EPS	$2.14	$1.72	$0.42	24.4%
Total adjusted EBITDA	$508,485	$458,850	$49,635	10.8%
Automotive segment profit	$264,420	$264,573	$(153)	(0.1)%
Industrial segment profit	$261,987	$188,353	$73,634	39.1%
Total segment profit	$526,407	$452,926	$73,481	16.2%
Automotive segment margin	7.5%	8.1%
Industrial segment margin	11.6%	9.3%
Total segment margin	9.1%	8.6%

Net Sales
Our net sales for the three months ended March 31, 2023 increased 8.9% compared to the same period of the prior year. The increase in sales is attributable to an 8.7% increase in comparable sales and a 2.4% benefit from acquisitions, partially offset by a net unfavorable impact of foreign currency and other of 2.2%.
Strong customer demand, particularly in Industrial and in our international automotive businesses, combined with a favorable pricing environment, were the primary drivers of our comparable sales growth. These factors were partially offset by slower growth in our U.S. automotive business which was impacted by weather conditions as discussed below. We continued to deploy strategic pricing increases in 2023 to offset the ongoing product cost increases we face across our businesses from elevated inflationary pressure, particularly in Automotive. Separately, we experienced the ongoing benefits of strategic acquisitions in both segments.
Automotive
Net sales for Automotive was $3.5 billion for the three months ended March 31, 2023, an increase of 7.0%, compared to the same period in the prior year. The increase for the three months ended March 31, 2023 consisted of an approximate 6.6% increase in comparable sales and a 3.5% benefit from acquisitions, offset by a 3.1% unfavorable impact of foreign currency and other.
Net sales growth was driven by continued strong demand for automotive parts in Europe and Australasia, a continued strong pricing environment in all regions due to elevated inflation in product costs, and ongoing benefits of footprint expansion through acquisitions, such as our entry into new markets in Spain and Portugal in the second quarter of 2022. Sales growth in the U.S. was positive, but revenue growth was negatively impacted by adverse and unusual weather conditions in the U.S., including winter snowstorms in certain west coast regions that caused periodic facility closures, and milder winter weather in certain regions in the east that resulted in a decrease in demand for certain higher-margin products we typically sell during this period.
Industrial
Net sales for Industrial was $2.3 billion, an increase of 11.9% for the three months ended March 31, 2023 compared to the same period in 2022. The increase reflects a 12.1% increase in comparable sales and a 0.6% benefit from acquisitions, slightly offset by a 0.8% unfavorable impact of foreign currency as compared to the same period in 2022.
Our growth in comparable sales reflects the positive impact of our ongoing sales and pricing initiatives and strength in numerous industry segments in North America. We experienced double-digit sales growth across almost all 14 customer sectors we served, with the largest percent increases in oil and gas, mining, food products, and chemical products. The increase in sales volume was due to the diversification of our products and service offerings, in addition to a contribution of low single-digit product cost inflation. Further, we are benefiting from the KDG acquisition and enhanced capabilities in industrial solutions, including automation and robotic solutions, fluid power and conveyance.
Gross Profit and Gross Margin
Gross profit increased $187 million, or approximately 10.3% for the three months ended March 31, 2023, primarily driven by the increase in net sales, and gross margin increased 40 basis points to 34.9% for the three months ended March 31, 2023. Gross margin reflects the positive contributions of our strategic pricing and sourcing initiatives, among others.
Operating Expenses
SG&A expenses represent 26.2% of sales for the three months ended March 31, 2023 compared to 26.5% in the prior year period. The decrease in SG&A expense as a percent of net sales was primarily driven by certain transaction costs of $26.5 million related to the KDG acquisition, among other things, in the prior year period. In addition, we were able to leverage SG&A expenses on strong sales growth in Industrial, but this was offset by increased personnel costs primarily due to wage inflation, investments in information technology to support our ongoing strategic initiatives and higher outbound freight delivery costs in our U.S. automotive business due to higher rates from transportation providers.

Segment Profit
Beginning in 2023, certain functions, including cybersecurity and the management of our product liability litigation, were transferred to corporate to be streamlined and centrally managed. These costs totaled $15 million for the three months ended March 31, 2022, of which $9 million were allocated to Automotive and $6 million were allocated to Industrial based on several factors, including sales volumes and headcount. Beginning in 2023, these costs, which totaled $11 million for the three months ended March 31, 2023, are no longer allocated to our segments when measuring their operating performance. We have not restated the 2022 comparative segment financial information.
Automotive
Automotive segment profit decreased 0.1% in the three months ended March 31, 2023 compared to the same period of 2022, and Automotive segment profit margin decreased to 7.5% compared to 8.1% for the same period of the previous year. While we continue to execute on our global growth and productivity initiatives, these efforts were more than offset by lower sales growth in the U.S., combined with higher wage and freight delivery costs, as described above.
Industrial
Industrial segment profit increased 39.1% in the three months ended March 31, 2023 compared to the same three month period of 2022. This group's segment profit margin increased to 11.6% compared to 9.3% for the same period of the previous year. The improved segment profit margin is primarily due to the benefit of strong sales growth and the additional margin improvement as we continue to leverage our expenses and execute on our supply chain initiatives and other strategic initiatives in areas such as category management and pricing.
Income Taxes
Our effective income tax rate was 24.8% and 24.5% for the three months ended March 31, 2023 and 2022, respectively. The rate increase is primarily due to international tax rate adjustments.
Net Income
For the three months ended March 31, 2023, net income was $304 million, an increase of 23.6% compared to net income of $246 million for the same three month period of the prior year. On a per share diluted basis, net income was $2.14, an increase of 24.4% compared to $1.72 for the same three month period of 2022.
For the three months ended March 31, 2023, net income increased 14.4% compared to adjusted net income of $266 million for the same three month period of the prior year. On a per share basis, net income for the three months ended March 31, 2023, increased 15.1% compared to $1.86 on an adjusted basis for the same three month period of 2022. For the three months ended March 31, 2023, adjusted EBITDA was $508 million, an increase of 10.8% from $459 million for the same three month period of the prior year.
The growth in these metrics in all periods presented reflects the strong operating results, primarily in our Industrial segment, driven by strong sales growth and the continued execution of our strategic pricing and other initiatives, as discussed more fully in the commentary above.
Non-GAAP Financial Measures
Adjusted net income, adjusted diluted EPS and adjusted EBITDA are non-GAAP measures (see table below for reconciliations to the most directly comparable GAAP measures).
The following tables set forth reconciliations of net income and diluted EPS to adjusted net income and adjusted diluted EPS, respectively, to account for the impact of adjustments. We also include a reconciliation from segment profit to segment EBITDA and adjusted EBITDA. We believe that the presentation of adjusted net income, adjusted diluted EPS, and adjusted EBITDA, which are not calculated in accordance with GAAP, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to both management and investors that is indicative of our core operations. We consider these metrics useful to investors because they provide greater transparency into management’s view and assessment of our ongoing operating performance by removing items management believes are not representative of our continuing operations and may distort our longer-term operating trends. In the case of adjusted EBITDA by Segment, we believe this additional metric is useful to investors as it provides further insight into the performance of our segments. We believe the non-GAAP metrics included herein also enhance the comparability of our results from period to period and with our competitors, as well as to show ongoing results from operations distinct from items that are infrequent or not associated with our core operations. We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.

	Three Months Ended March 31,
(in thousands)	2023	2022
GAAP net income	$303,957	$245,838

Adjustments:
Gain on insurance proceeds (1)	—	(634)
Transaction and other costs (2)	—	26,549
Total adjustments	—	25,915
Tax impact of adjustments	—	(6,103)
Adjusted net income	$303,957	$265,650
The table below represent amounts per common share assuming dilution:

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
GAAP diluted earnings per share	$2.14	$1.72

Adjustments:
Gain on insurance proceeds (1)	—	(0.01)
Transaction and other costs (2)	—	0.19
Total adjustments	—	0.18
Tax impact of adjustments	—	(0.04)
Adjusted diluted earnings per share	$2.14	$1.86
Weighted average common shares outstanding – assuming dilution	141,725	142,842
(1)    Adjustment reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs.
(2)    Adjustment primarily reflects costs associated with the January 3, 2022 acquisition of Kaman Distribution Group.
The table below clarifies where the adjusted items are presented in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
(in thousands)	2023	2022
Line item:
Cost of goods sold	$—	$5,000
Selling, administrative and other expenses	—	21,549
Non-operating expense (income): Other	—	(634)
Total adjustments	$—	$25,915

The table below represents a reconciliation from GAAP net income to adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2023	2022
GAAP net income	$303,957	$245,838
Depreciation and amortization	87,215	87,369
Interest expense, net	16,864	19,850
Income taxes	100,449	79,878
EBITDA	508,485	432,935
Total adjustments (1)	—	25,915
Adjusted EBITDA	$508,485	$458,850
The table below represents a reconciliation from segment profit to segment EBITDA and adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2023	2022
Automotive:
Segment Profit	$264,420	$264,573
Depreciation	38,109	36,254
Other costs (2)	—	8,927
Automotive segment EBITDA	302,529	309,754

Industrial:
Segment Profit	261,987	188,353
Depreciation	7,050	7,951
Other costs (2)	—	5,587
Industrial segment EBITDA	269,037	201,891

Corporate:
Corporate expense	(66,015)	(41,751)
Depreciation	2,934	3,470
Other costs (2)	—	(14,514)
Other unallocated costs (1)	—	(25,915)
Corporate EBITDA	(63,081)	(78,710)
Total adjustments (1)	—	25,915
Corporate adjusted EBITDA	(63,081)	(52,795)

Adjusted EBITDA	$508,485	$458,850
(1)    Amounts are the same as adjustments included within the adjusted net income table above.
(2)    These represent costs for certain functions, including cybersecurity and product liability litigation that were transferred to Corporate beginning in 2023 to be streamlined and centrally managed. We presented the 2022 comparative period to reflect how management manages these costs in 2023 and going forward.
Financial Condition
Our cash balance was $651 million as of March 31, 2023, consistent with December 31, 2022. For the three months ended March 31, 2023, we had net cash provided by operating activities of $198 million, net cash used in investing activities of $45 million and net cash used in financing activities of $158 million.
The cash provided by operating activities decreased as compared to prior year primarily driven by the $200 million benefit related to increasing the facility limit of our A/R Sales Agreement in the three months ended March 31, 2022. We had $45 million in net cash used for investing activities primarily for capital expenditures and acquisitions and other investing activities of $128 million, partially offset by $80 million in cash proceeds from the sale of our remaining investment in S.P. Richards and other investments. The financing activities consisted primarily of $126 million for dividends paid to our shareholders and $68 million of stock repurchases.
Accounts receivable increased $232 million, or 10.6%, from December 31, 2022. Inventory increased $138 million, or 3.1%. Accounts receivable and inventory were both impacted by first quarter increase in revenues and related product demand. Accounts payable increased $221 million, or 4.0% from December 31, 2022, in line with the increase in inventory. Total debt of $3.4 billion at March 31, 2023 increased $56 million, or 1.7%, from December 31, 2022.
Liquidity and Capital Resources
We ended the quarter with $2.1 billion of total liquidity (comprising $1.4 billion availability on the revolving credit facility and $651 million of cash and cash equivalents). From time to time, we may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk. We currently believe that the existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
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
We expect to be able to continue to borrow funds at reasonable rates over the long term. At March 31, 2023, our total average cost of debt was 2.36%, and we remain in compliance with all covenants connected with our borrowings.
On March 14, 2023, we entered into a second amendment to our syndicated facility agreement dated October 30, 2020 to replace the benchmark rate, the 1-month London Inter Bank Offered Rate, with the 1-month Secured Overnight Financing Rate for borrowings denominated in U.S. Dollar.
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
On February 21, 2023, we announced a 6% increase in the regular quarterly cash dividend for 2023. Our Board of Directors increased the cash dividend payable to an annual rate of $3.80 per share compared with the prior year dividend of $3.58 per share. We have paid a cash dividend every year since going public in 1948, and 2023 will mark the 67th consecutive year of increased dividends paid to shareholders.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our 2022 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2022.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings may be found in the Commitments and Contingencies Footnote in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the purchases of shares of our common stock during the three months ended March 31, 2023:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2023 through January 31, 2023	94,118	$167.66	89,543	10,203,455
February 1, 2023 through February 28, 2023	91,471	$174.42	81,834	10,121,621
March 1, 2023 through March 31, 2023	247,236	$159.77	239,629	9,881,992
Totals	432,825	$164.58	411,006	9,881,992
(1)Includes shares surrendered by employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of share appreciation rights and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 9.9 million shares authorized remain available to be repurchased. There were no other repurchase plans announced as of March 31, 2023.

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

Exhibit 10.1
Second Amendment, dated as of March 14, 2023, to Genuine Parts Company Syndicated Facility Agreement dated October 30, 2020 among Genuine Parts Company, UAP, Inc., and Certain Designated Subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, Domestic Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., acting through its Toronto Bank, as Canadian Swing Line Lender and the other Lenders and L/C Issuers party thereto.

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

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the period ended March 31, 2023 formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: April 20, 2023	/s/ Bert Nappier
Bert Nappier
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)