Form 10-Q
period 2023-06-30
GENUINE PARTS CO
filed 2023-07-20
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 140,437,947 shares of common stock outstanding as of July 17, 2023.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$530,105	$653,463
Trade accounts receivable, less allowance for doubtful accounts (2023 – $60,480; 2022 – $53,872)	2,554,171	2,188,868
Merchandise inventories, net	4,512,874	4,441,649
Prepaid expenses and other current assets	1,486,556	1,532,759
Total current assets	9,083,706	8,816,739
Goodwill	2,627,031	2,588,113
Other intangible assets, less accumulated amortization	1,778,378	1,812,510
Property, plant and equipment, less accumulated depreciation (2023 – $1,509,715; 2022 – $1,435,677)	1,441,757	1,326,014
Operating lease assets	1,142,140	1,104,678
Other assets	868,623	847,325
Total assets	$16,941,635	$16,495,379

Liabilities and equity
Current liabilities:
Trade accounts payable	$5,570,566	$5,456,550
Current portion of debt	417,630	252,029
Dividends payable	133,491	126,191
Other current liabilities	1,778,107	1,851,340
Total current liabilities	7,899,794	7,686,110
Long-term debt	2,986,138	3,076,794
Operating lease liabilities	862,549	836,019
Pension and other post–retirement benefit liabilities	197,783	197,879
Deferred tax liabilities	397,801	391,163
Other long-term liabilities	511,776	502,967
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2023 – 140,467,550 shares; 2022 – 140,941,649 shares	140,468	140,941
Additional paid-in capital	153,748	140,324
Accumulated other comprehensive loss	(1,011,857)	(1,032,542)
Retained earnings	4,788,852	4,541,640
Total parent equity	4,071,211	3,790,363
Noncontrolling interests in subsidiaries	14,583	14,084
Total equity	4,085,794	3,804,447
Total liabilities and equity	$16,941,635	$16,495,379
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net sales	$5,915,006	$5,602,414	$11,680,124	$10,897,049
Cost of goods sold	3,780,263	3,641,615	7,531,980	7,110,303
Gross profit	2,134,743	1,960,799	4,148,144	3,786,746
Operating expenses:
Selling, administrative and other expenses	1,581,653	1,364,015	3,092,897	2,767,994
Depreciation and amortization	90,873	85,890	178,088	173,259
Provision for doubtful accounts	8,322	2,899	13,961	7,393
Total operating expenses	1,680,848	1,452,804	3,284,946	2,948,646
Non-operating expense (income):
Interest expense, net	16,455	20,248	33,319	40,098
Other	(16,649)	(3,820)	(28,616)	(19,281)
Total non-operating expense (income)	(194)	16,428	4,703	20,817
Income before income taxes	454,089	491,567	858,495	817,283
Income taxes	109,595	119,038	210,044	198,916
Net income	$344,494	$372,529	$648,451	$618,367
Dividends declared per common share	$0.950	$0.895	$1.900	$1.790
Basic earnings per share	$2.45	$2.63	$4.61	$4.36
Diluted earnings per share	$2.44	$2.62	$4.58	$4.34
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$344,494	$372,529	$648,451	$618,367
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(9,540)	(159,078)	14,287	(116,946)
Cash flow hedge adjustments, net of income taxes in 2023 — $951 and $951; 2022 — $1,383 and $2,767, respectively	2,572	3,741	2,572	7,482
Pension and postretirement benefit adjustments, net of income taxes in 2023 — $702 and $1,405; 2022 — $2,580 and $5,160, respectively	1,912	6,986	3,826	13,975
Other comprehensive income (loss), net of income taxes	(5,056)	(148,351)	20,685	(95,489)
Comprehensive income	$339,438	$224,178	$669,136	$522,878
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2023
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
April 1, 2023	140,545,475	$140,545	$147,690	$(1,006,801)	$4,644,770	$3,926,204	$13,432	$3,939,636
Net income	—	—	—	—	344,494	344,494	—	344,494
Other comprehensive loss, net of tax	—	—	—	(5,056)	—	(5,056)	—	(5,056)
Cash dividend declared, $0.9500 per share	—	—	—	—	(133,492)	(133,492)	—	(133,492)
Shares issued from employee incentive plans	351,648	351	(22,241)	—	—	(21,890)	—	(21,890)
Share-based compensation	—	—	28,299	—	—	28,299	—	28,299
Purchase of stock	(429,573)	(428)	—	—	(66,920)	(67,348)	—	(67,348)
Noncontrolling interest activities	—	—	—	—	—	—	1,151	1,151
June 30, 2023	140,467,550	$140,468	$153,748	$(1,011,857)	$4,788,852	$4,071,211	$14,583	$4,085,794

	Six Months Ended June 30, 2023
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2023	140,941,649	$140,941	$140,324	$(1,032,542)	$4,541,640	$3,790,363	$14,084	$3,804,447
Net income	—	—	—	—	648,451	648,451	—	648,451
Other comprehensive income, net of tax	—	—	—	20,685	—	20,685	—	20,685
Cash dividend declared, $1.9000 per share	—	—	—	—	(267,229)	(267,229)	—	(267,229)
Shares issued from employee incentive plans	366,480	366	(23,521)	—	—	(23,155)	—	(23,155)
Share-based compensation	—	—	36,945	—	—	36,945	—	36,945
Purchase of stock	(840,579)	(839)	—	—	(134,010)	(134,849)	—	(134,849)
Noncontrolling interest activities	—	—	—	—	—	—	499	499
June 30, 2023	140,467,550	$140,468	$153,748	$(1,011,857)	$4,788,852	$4,071,211	$14,583	$4,085,794

	Three Months Ended June 30, 2022
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
April 1, 2022	141,627,749	$141,628	$126,064	$(804,877)	$4,132,925	$3,595,740	$12,136	$3,607,876
Net income	—	—	—	—	372,529	372,529	—	372,529
Other comprehensive loss, net of tax	—	—	—	(148,351)	—	(148,351)	—	(148,351)
Cash dividend declared, $0.8950 per share	—	—	—	—	(126,716)	(126,716)	—	(126,716)
Shares issued from employee incentive plans	30,588	30	(13,387)	—	—	(13,357)	—	(13,357)
Share-based compensation	—	—	10,711	—	—	10,711	—	10,711
Purchase of stock	(377,496)	(377)	—	—	(49,623)	(50,000)	—	(50,000)
Noncontrolling interest activities	—	—	—	—	—	—	871	871
June 30, 2022	141,280,841	$141,281	$123,388	$(953,228)	$4,329,115	$3,640,556	$13,007	$3,653,563

	Six Months Ended June 30, 2022
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2022	142,180,683	$142,181	$119,975	$(857,739)	$4,086,325	$3,490,742	$12,548	$3,503,290
Net income	—	—	—	—	618,367	618,367	—	618,367
Other comprehensive loss, net of tax	—	—	—	(95,489)	—	(95,489)	—	(95,489)
Cash dividend declared, $1.7900 per share	—	—	—	—	(253,607)	(253,607)	—	(253,607)
Shares issued from employee incentive plans	49,258	49	(14,469)	—	—	(14,420)	—	(14,420)
Share-based compensation	—	—	17,882	—	—	17,882	—	17,882
Purchase of stock	(949,100)	(949)	—	—	(121,970)	(122,919)	—	(122,919)
Noncontrolling interest activities	—	—	—	—	—	—	459	459
June 30, 2022	141,280,841	$141,281	$123,388	$(953,228)	$4,329,115	$3,640,556	$13,007	$3,653,563
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2023	2022
Operating activities:
Net income	$648,451	$618,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,088	173,259
Share-based compensation	36,945	17,882
Excess tax benefits from share-based compensation	(6,431)	(3,137)
Gain on sale of real estate	—	(102,803)
Changes in operating assets and liabilities	(400,050)	87,417
Net cash provided by operating activities	457,003	790,985
Investing activities:
Purchases of property, plant and equipment	(205,336)	(152,976)
Proceeds from sale of property, plant and equipment	4,762	140,841
Proceeds from sale of investments	80,482	—
Acquisitions and other investing activities	(106,028)	(1,531,318)
Net cash used in investing activities	(226,120)	(1,543,453)
Financing activities:
Proceeds from debt	1,668,757	3,850,642
Payments on debt	(1,602,138)	(2,872,124)
Shares issued from employee incentive plans	(23,155)	(14,420)
Dividends paid	(259,929)	(242,767)
Purchases of stock	(134,849)	(122,919)
Other financing activities	(6,436)	(13,901)
Net cash provided by (used in) financing activities	(357,750)	584,511
Effect of exchange rate changes on cash and cash equivalents	3,509	(27,613)
Net decrease in cash and cash equivalents	(123,358)	(195,570)
Cash and cash equivalents at beginning of period	653,463	714,701
Cash and cash equivalents at end of period	$530,105	$519,131
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
In the opinion of management, all adjustments necessary for a fair presentation of our financial results for the interim periods have been made. These adjustments are of a normal recurring nature. We have reclassified certain prior period amounts to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results for the year ended December 31, 2023. We have evaluated subsequent events through the date the unaudited Condensed Consolidated Financial Statements covered by this quarterly report were issued.
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

The following table summarizes the classification and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships (in thousands):

		June 30, 2023		December 31, 2022
Instrument	Balance Sheet Location	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$606,950	$39,731	$606,950	$46,670
Forward contract	Other current liabilities	$106,800	$4,344	$106,800	$3,064
Foreign currency debt	Long-term debt	€700,000	$760,480	€700,000	$749,280
The tables below present gains and losses related to designated net investment hedges:

	Gain (Loss) Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2023	2022	2023	2022
Three Months Ended June 30,
Net investment hedges:
Forward contracts	$(9,212)	$66,986	$3,158	$7,565
Foreign currency debt	2,940	50,190	—	—
Total	$(6,272)	$117,176	$3,158	$7,565

	Gain (Loss) Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2023	2022	2023	2022
Six Months Ended June 30,
Net investment hedges:
Forward contracts	$(14,536)	$86,380	$6,317	$15,130
Foreign currency debt	(11,200)	61,950	—	—
Total	$(25,736)	$148,330	$6,317	$15,130
Fair Value of Financial Instruments
As of June 30, 2023 the fair value of our senior unsecured notes was approximately $3.0 billion, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.
Guarantees
We guarantee the borrowings of certain independently controlled automotive parts stores and businesses (“independents”) and certain other affiliates in which we have a noncontrolling equity ownership interest (“affiliates”). While such borrowings of the independents and affiliates are outstanding, we are required to maintain compliance with certain covenants. At June 30, 2023, we were in compliance with all such covenants.
As of June 30, 2023, the total borrowings of the independents and affiliates subject to guarantee by us were approximately $956 million. These loans generally mature over periods from one to six years. We regularly monitor the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents and affiliates that participate in the guarantee programs. In the event that we are required to make payments in connection with these guarantees, we would obtain and liquidate certain collateral pledged by the independents or affiliates (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. We recognize a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, we have not had significant losses in connection with guarantees of independents’ and affiliates’ borrowings and the current expected credit loss reserve is not material. As of June 30, 2023, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
As of June 30, 2023, we have recognized certain assets and liabilities amounting to $68 million each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the Condensed Consolidated Balance Sheets. The liabilities relate to our noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from our current expected credit loss reserve.
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
All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our consolidated statement of cash flows. As of June 30, 2023 and December 31, 2022, the outstanding payment obligations to the financial institutions are $2.9 billion and $3.1 billion, respectively. The amount settled through the SCF program was $2.1 billion and $1.8 billion for the six months ended June 30, 2023 and June 30, 2022 respectively.
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
The following table summarizes basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income	$344,494	$372,529	$648,451	$618,367

Weighted average common shares outstanding	140,574	141,581	140,688	141,747
Dilutive effect of stock options and non-vested restricted stock awards	673	723	808	835
Weighted average common shares outstanding – assuming dilution	141,247	142,304	141,496	142,582
Basic earnings per share	$2.45	$2.63	$4.61	$4.36
Diluted earnings per share	$2.44	$2.62	$4.58	$4.34

2. Segment Information
The following table presents a summary of our reportable segment financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net sales:
Automotive	$3,654,999	$3,467,494	$7,160,826	$6,743,115
Industrial	2,260,007	2,134,920	4,519,298	4,153,934
Total net sales	$5,915,006	$5,602,414	$11,680,124	$10,897,049
Segment profit:
Automotive	$329,347	$322,553	$593,767	$587,126
Industrial	283,372	225,472	545,359	413,825
Total segment profit	612,719	548,025	1,139,126	1,000,951
Interest expense, net	(16,455)	(20,248)	(33,319)	(40,098)
Intangible asset amortization	(40,625)	(39,630)	(79,747)	(79,324)
Corporate expense	(101,550)	(73,312)	(167,565)	(115,063)
Other unallocated income, net (1)	—	76,732	—	50,817
Income before income taxes	$454,089	$491,567	$858,495	$817,283
(1)     The following table presents a summary of the other unallocated income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Other unallocated income, net:
Gain on sale of real estate (2)	$—	$102,803	$—	$102,803
Gain on insurance proceeds (3)	—	873	—	1,507
Transaction and other costs (4)	—	(26,944)	—	(53,493)
Total other unallocated income, net	$—	$76,732	$—	$50,817
(2)    Amount reflects a gain on the sale of real estate that had been leased to S.P. Richards.
(3)    Amount reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs.
(4)    Amount primarily reflects costs associated with the January 3, 2022 acquisition of Kaman Distribution Group.

Beginning in 2023, certain functions, including cybersecurity and the management of our product liability litigation, were transferred to corporate to be streamlined and centrally managed. These costs totaled $15 million and $29 million for the three and six months ended June 30, 2022, of which $9 million and $18 million were allocated to Automotive and $6 million and $11 million were allocated to Industrial based on several factors, including sales volumes and headcount. Beginning in 2023, these costs, which totaled $8 million and $18 million for the three and six months ended June 30, 2023, are no longer allocated to our segments when measuring their operating performance. We have not restated the 2022 comparative segment financial information.
Net sales are disaggregated by geographical region for each of our reportable segments, as we deem this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
North America:
Automotive	$2,344,701	$2,302,008	$4,550,086	$4,432,881
Industrial	2,128,747	2,021,297	4,259,462	3,931,730
Total North America	$4,473,448	$4,323,305	$8,809,548	$8,364,611
Australasia:
Automotive	$407,853	$398,940	$814,615	$777,849
Industrial	131,260	113,623	259,836	222,204
Total Australasia	$539,113	$512,563	$1,074,451	$1,000,053
Europe – Automotive	$902,445	$766,546	$1,796,125	$1,532,385
Total net sales	$5,915,006	$5,602,414	$11,680,124	$10,897,049
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
The total principal amount outstanding of receivables sold is approximately $1.0 billion as of both June 30, 2023 and December 31, 2022. The amount of receivables pledged as collateral as of June 30, 2023 and December 31, 2022 is approximately $1.4 billion and $1.1 billion, respectively.
The following table summarizes the activity and amounts outstanding under the A/R Sales Agreement for the:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Receivables sold to the financial institution and derecognized	$2,139,392	$2,242,273	$4,304,799	$4,478,718
Cash collected on sold receivables	$2,139,393	$2,242,274	$4,304,804	$4,278,729
Continuous cash activity related to the A/R Sales Agreement is reflected in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The SPE incurs fees due to the unaffiliated financial institutions related to the accounts receivable sales transactions. Those fees, which totaled $15 million and $4 million for the three months ended and $29 million and $7 million for the six months ended June 30, 2023 and 2022, respectively, are recorded within other non-operating expense (income) in the Condensed Consolidated Statements of Income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institutions any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of June 30, 2023 and December 31, 2022 is not material. The servicing liability related to our collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.
4. Employee Benefit Plans
Net periodic benefit income from our pension plans included the following components for our pension benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Service cost	$1,503	$2,586	$2,997	$5,202
Interest cost	26,136	18,849	52,253	37,716
Expected return on plan assets	(41,263)	(37,646)	(82,503)	(75,318)
Amortization of prior service cost	173	172	346	344
Amortization of actuarial loss	2,340	9,275	4,681	18,554
Net periodic benefit income	$(11,111)	$(6,764)	$(22,226)	$(13,502)
Service cost is recorded in selling, administrative and other expenses in the Condensed Consolidated Statements of Income while all other components are recorded within other non-operating expense (income). Pension benefits also include amounts related to supplemental retirement plans.
5. Acquisitions
We acquired several businesses for approximately $116 million and $1.6 billion, net of cash acquired, during the six months ended June 30, 2023 and 2022, respectively. For each acquisition, we allocate the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for acquired businesses are included in our Condensed Consolidated Statements of Income beginning on their respective acquisition dates.
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
6. Accumulated Other Comprehensive Loss
The following tables present the changes in AOCL by component for the six months ended June 30:

	Changes in Accumulated Other Comprehensive Loss by Component
(in thousands)	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2023	$(506,610)	$(2,572)	$(523,360)	$(1,032,542)
Other comprehensive income before reclassifications	—	2,765	14,287	17,052
Amounts reclassified from accumulated other comprehensive loss	3,826	(193)	—	3,633
Other comprehensive income, net of income taxes	3,826	2,572	14,287	20,685
Ending balance, June 30, 2023	$(502,784)	$—	$(509,073)	$(1,011,857)

	Changes in Accumulated Other Comprehensive Loss by Component
(in thousands)	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2022	$(463,227)	$(15,042)	$(379,470)	$(857,739)
Other comprehensive loss before reclassifications	—	—	(116,946)	(116,946)
Amounts reclassified from accumulated other comprehensive loss	13,975	7,482	—	21,457
Other comprehensive income (loss), net of income taxes	13,975	7,482	(116,946)	(95,489)
Ending balance, June 30, 2022	$(449,252)	$(7,560)	$(496,416)	$(953,228)
The AOCL components related to the pension benefits are included in the computation of net periodic benefit income in the Employee Benefit Plans Footnote. Generally, tax effects in AOCL are established at the currently enacted tax rate and reclassified to net income in the same period that the related pre-tax AOCL reclassifications are recognized.
7. Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, many involving routine litigation incidental to the businesses, including approximately 2,200 pending product liability lawsuits resulting from our national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts we distributed. The amount accrued for pending and future claims was $208 million as of June 30, 2023, which represents our best estimate of the liability within our calculated range of $182 million to $257 million, discounted using a discount rate of 3.81%. The amount accrued for pending and future claims was $220 million as of December 31, 2022, which represents our best estimate of the liability within our calculated range of $190 million to $270 million, discounted using a discount rate of 3.83%. Our undiscounted product liability was $266 million and $285 million as of June 30, 2023 and December 31, 2022, respectively. There have been no significant developments to the information presented in our 2022 Annual Report on Form 10-K with respect to litigation or commitments and contingencies.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes contained herein and with the audited Consolidated Financial Statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results for the year ended December 31, 2023.
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
Our Automotive Parts Group ("Automotive") operates in the U.S., Canada, Mexico, France, the U.K., Ireland, Germany, Poland, the Netherlands, Belgium, Spain, Portugal, Australia and New Zealand, and accounted for 61% of total revenues for the six months ended June 30, 2023. Our Industrial Parts Group ("Industrial") operates in the U.S., Canada, Mexico, Australia, New Zealand, Indonesia and Singapore, and accounted for 39% of our total revenues for the six months ended June 30, 2023.

Key Performance Indicators
We consider a variety of performance and financial measures in assessing our business, and the key performance indicators used to measure our results are Comparable Sales, Gross Profit and Gross Margin, Selling, Administrative and Other Expenses ("SG&A"), Segment Profit and Segment Margin, as well as Net Income and EBITDA along with their adjusted measures. For more information regarding our key performance indicators please reference the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Results of Operations
Our revenues grew 5.6% compared to the three months ended June 30, 2022, which reflects continued solid overall customer demand as well as the ongoing benefits of our business mix and geographic diversity. Our revenue growth and gross margin expansion, which reflect the benefits of our strategic pricing and sourcing initiatives, helped drive a 60 basis point improvement in total segment margin, led by our Industrial segment, with sales and segment profit up 5.9% and 25.7%, respectively. Our results for the three and six months ended June 30, 2022 includes income of $77 million and $51 million, respectively, which primarily related to the net benefit of a gain on sale of real estate and KDG acquisition costs.
Our results of operations are summarized below for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023		2022
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$5,915,006	100.0%	$5,602,414	100.0%	$312,592	5.6%
Cost of goods sold	3,780,263	63.9%	3,641,615	65.0%	138,648	3.8%
Gross profit	2,134,743	36.1%	1,960,799	35.0%	173,944	8.9%
Operating expenses:
Selling, administrative and other expenses	1,581,653	26.7%	1,364,015	24.3%	217,638	16.0%
Depreciation and amortization	90,873	1.5%	85,890	1.5%	4,983	5.8%
Provision for doubtful accounts	8,322	0.1%	2,899	0.1%	5,423	NM
Total operating expenses	1,680,848	28.4%	1,452,804	25.9%	228,044	15.7%
Non-operating expense (income):
Interest expense, net	16,455	0.3%	20,248	0.4%	(3,793)	(18.7)%
Other	(16,649)	(0.3)%	(3,820)	(0.1)%	(12,829)	NM
Total non-operating expense (income)	(194)	—%	16,428	0.3%	(16,622)	(101.2)%
Income before income taxes	454,089	7.7%	491,567	8.8%	(37,478)	(7.6)%
Income taxes	109,595	1.9%	119,038	2.1%	(9,443)	(7.9)%
Net income	$344,494	5.8%	$372,529	6.6%	$(28,035)	(7.5)%

	Three Months Ended June 30,
(in thousands, except per share data)	2023	2022	$ Change	% Change
Diluted EPS	$2.44	$2.62	$(0.18)	(6.9)%
Total adjusted EBITDA	$561,417	$520,973	$40,444	7.8%
Automotive segment profit	$329,347	$322,553	$6,794	2.1%
Industrial segment profit	$283,372	$225,472	$57,900	25.7%
Total segment profit	$612,719	$548,025	$64,694	11.8%
Automotive segment margin	9.0%	9.3%
Industrial segment margin	12.5%	10.6%
Total segment margin	10.4%	9.8%

Our results of operations are summarized below for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023		2022
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$11,680,124	100.0%	$10,897,049	100.0%	$783,075	7.2%
Cost of goods sold	7,531,980	64.5%	7,110,303	65.2%	421,677	5.9%
Gross profit	4,148,144	35.5%	3,786,746	34.8%	361,398	9.5%
Operating expenses:
Selling, administrative and other expenses	3,092,897	26.5%	2,767,994	25.4%	324,903	11.7%
Depreciation and amortization	178,088	1.5%	173,259	1.6%	4,829	2.8%
Provision for doubtful accounts	13,961	0.1%	7,393	0.1%	6,568	88.8%
Total operating expenses	3,284,946	28.1%	2,948,646	27.1%	336,300	11.4%
Non-operating expense (income):
Interest expense, net	33,319	0.3%	40,098	0.4%	(6,779)	(16.9)%
Other	(28,616)	(0.2)%	(19,281)	(0.2)%	(9,335)	48.4%
Total non-operating expense (income)	4,703	—%	20,817	0.2%	(16,114)	(77.4)%
Income before income taxes	858,495	7.4%	817,283	7.5%	41,212	5.0%
Income taxes	210,044	1.8%	198,916	1.8%	11,128	5.6%
Net income	$648,451	5.6%	$618,367	5.7%	$30,084	4.9%

	Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	$ Change	% Change
Diluted EPS	$4.58	$4.34	$0.24	5.5%
Total adjusted EBITDA	$1,069,902	$979,823	$90,079	9.2%
Automotive segment profit	$593,767	$587,126	$6,641	1.1%
Industrial segment profit	$545,359	$413,825	$131,534	31.8%
Total segment profit	$1,139,126	$1,000,951	$138,175	13.8%
Automotive segment margin	8.3%	8.7%
Industrial segment margin	12.1%	10.0%
Total segment margin	9.8%	9.2%
Net Sales
Our net sales for the three months ended June 30, 2023 increased 5.6% compared to the same period of the prior year. The increase in sales is attributable to a 4.9% increase in comparable sales and a 1.8% benefit from acquisitions, partially offset by a net unfavorable impact of foreign currency and other of 1.1%.
Our net sales for the six months ended June 30, 2023 increased 7.2% compared to the same period of the prior year. The increase in sales is attributable to a 6.8% increase in comparable sales and a 2.1% benefit from acquisitions, partially offset by a net unfavorable impact of foreign currency and other 1.7%.
Solid customer demand in Industrial and our international automotive businesses combined with a favorable pricing environment were the primary drivers of our comparable sales growth. Both segments also experienced the ongoing benefits of strategic pricing initiatives and acquisitions completed in prior periods.
Automotive
Net sales for Automotive were $3.7 billion for the three months ended June 30, 2023, an increase of 5.4%, compared to the same period in the prior year. The increase for the three months ended June 30, 2023 consisted of a 4.3% increase in comparable sales and a 2.6% benefit from acquisitions, offset by a 1.5% unfavorable impact of foreign currency and other.

Net sales for Automotive were $7.2 billion for the six months ended June 30, 2023, an increase of 6.2%, compared to the same period in the prior year. The increase for the six months ended June 30, 2023 consisted of a 5.4% increase in comparable sales and a 3.0% benefit from acquisitions, offset by a 2.2% unfavorable impact of foreign currency and other.
Net sales growth was primarily driven by continued solid demand for automotive parts in Europe and Australasia and a continued favorable pricing environment in all regions due to elevated inflation in product costs. We also continue to benefit from acquisitions, such as our entry into new markets in Spain and Portugal midway through the second quarter of 2022. These benefits were partially offset by the unfavorable impact of foreign exchange rates, primarily related to Australia and Canada.
Industrial
Net sales for Industrial were $2.3 billion, an increase of 5.9% for the three months ended June 30, 2023 compared to the same period in 2022. The increase reflects a 6.0% increase in comparable sales and a 0.6% benefit from acquisitions, slightly offset by a 0.7% unfavorable impact of foreign currency compared to the same period in 2022.
Net sales for Industrial were $4.5 billion, an increase of 8.8% for the six months ended June 30, 2023 compared to the same period in 2022. The increase reflects a 9.0% increase in comparable sales and a 0.6% from acquisitions, slightly offset by a 0.8% unfavorable impact of foreign currency compared to the same period in 2022.
Our growth in comparable sales reflects the positive impact of our ongoing sales and pricing initiatives and continued solid growth in many of the industry segments we serve. All industries in North America improved over the prior year period and many experienced double-digit growth, with the largest impact in food products, iron and steel, and pulp and paper. We attribute part of our sales growth to the diversification of our products and service offerings, and ongoing benefits from the KDG acquisition, including enhanced capabilities in industrial solutions, such as automation and robotic solutions, fluid power and conveyance.
Gross Profit and Gross Margin
Gross profit for the three months ended June 30, 2023, increased $174 million, or approximately 8.9%, compared to the same period in the prior year. Gross margin increased 110 basis points to 36.1% for the three months ended June 30, 2023. Gross profit for the six months ended June 30, 2023 increased $361 million or 9.5% compared to the same period in prior year. Gross margin increased 70 basis points to 35.5% for the six months ended June 30, 2023.
Gross profit increases for the quarter and for the year-to-date periods were primarily driven by the increases in net sales and expanded gross margins. Gross margin improvements for the periods reflect the positive contributions of our strategic pricing and sourcing initiatives.
Operating Expenses
SG&A expenses represent 26.7% of sales for the three months ended June 30, 2023, an increase of 240 basis points from 24.3% in the second quarter of 2022. SG&A expenses represent 26.5% for the six months ended June 30, 2023, an increase of 110 basis points from 25.4% in the first half of 2022. SG&A expenses as a percentage of sales for the three and six months ended June 30, 2022 include income of $77 million and $51 million, respectively, which primarily related to the net benefit of a gain on sale of real estate offset by KDG acquisition costs. Excluding those effects, SG&A expense as a percent of sales increased 100 basis points and 60 basis points for the three and six month periods ended June 30, 2023, respectively. The increases are primarily driven by increased personnel costs due to wage inflation, and global investments in information technology to support our ongoing strategic initiatives.
Segment Profit
Beginning in 2023, certain functions, including cybersecurity and the management of our product liability litigation, were transferred to corporate to be streamlined and centrally managed. These costs totaled $15 million and $29 million for the three and six months ended June 30, 2022, of which $9 million and $18 million were allocated to Automotive and $6 million and $11 million were allocated to Industrial based on several factors, including sales volumes and headcount. Beginning in 2023, these costs, which totaled $8 million and $18 million for the three and six months ended June 30, 2023, are no longer allocated to our segments when measuring their operating performance. We have not restated the 2022 comparative segment profit financial information.

Automotive
Automotive segment profit for the three months ended June 30, 2023, increased 2.1% compared to the same period in 2022. Automotive segment margin decreased 30 basis points to 9.0% for the three months ended June 30, 2023. For the six months ended June 30, 2023, Automotive segment profit increased 1.1% compared to the same period in the prior year, and Automotive segment margin decreased 40 basis points to 8.3% for the same period in 2022. Global Automotive segment profit was negatively impacted by lower than expected sales in the U.S. combined with higher wages and investments in information technology.
Industrial
Industrial segment profit increased 25.7% and 31.8% for the three and six months ended June 30, 2023 compared to the same periods in 2022. For the three and six months ended June 30, 2023, Industrial segment margin increased 190 basis points and 210 basis points to 12.5% and 12.1%, respectively, when compared to the same periods in the previous year. The improved Industrial segment margin is primarily due to strong sales growth and our continued focus on leveraging expenses and executing supply chain initiatives as well as other strategic initiatives in areas such as category management and pricing.
Income Taxes
Our effective income tax rate for the three month period ended June 30, 2023 was 24.1% compared to 24.2% for the same period in 2022. The rate decrease is primarily due to excess tax stock compensation benefits.
Our effective income tax rate for the six months ended June 30, 2023 was 24.5% compared to 24.3% for the same period in 2022. The rate increase for the six month period is primarily related to one-time adjustments reducing the 2022 comparative rate. The full year estimated effective tax rate is expected to be between 24.4% and 24.8%.
Net Income
For the three months ended June 30, 2023, net income was $344 million, a decrease of 7.5% compared to net income of $373 million for the same three month period in the prior year. On a per share diluted basis, net income was $2.44, a decrease of 6.9% compared to $2.62 for the same period in 2022. Our results for the three months ended June 30, 2022 include income of $77 million, which primarily related to the net benefit of a gain on sale of real estate and KDG acquisition costs. Excluding these amounts, on an adjusted basis, net income increased 10.0% compared to $313 million for the same period in the prior year. On an adjusted per share diluted basis, net income increased 10.9% compared to $2.20 for the same period in 2022.
For the six months ended June 30, 2023, net income was $648 million, an increase of 4.9% compared to net income of $618 million for the same six month period in the prior year. On a per share diluted basis, net income was $4.58, an increase of 5.5% compared to $4.34 for the same period in 2022. Our results for the six months ended June 30, 2022 include income of $51 million, which primarily related to the net benefit of a gain on sale of real estate and KDG acquisition costs. Excluding these amounts, on an adjusted basis, net income increased 12.0% compared to $579 million for the same period in the prior year. On an adjusted per share diluted basis, net income increased 12.8% compared to $4.06 for the same period in 2022.
For the three months ended June 30, 2023, adjusted EBITDA was $561 million, an increase of 7.8% from $521 million for the same three month period in the prior year. For the six months ended June 30, 2023, adjusted EBITDA was $1.1 billion, an increase of 9.2% from $980 million for the same six month period in the prior year.
The growth in these metrics in all periods presented reflects the strong operating results, primarily in our Industrial segment, driven by solid sales growth and the continued execution of our strategic pricing and other initiatives, as discussed more fully in the commentary above.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
GAAP net income	$344,494	$372,529	$648,451	$618,367

Adjustments:
Gain on sale of real estate (1)	—	(102,803)	—	(102,803)
Gain on insurance proceeds (2)	—	(873)	—	(1,507)
Transaction and other costs (3)	—	26,944	—	53,493
Total adjustments	—	(76,732)	—	(50,817)
Tax impact of adjustments	—	17,291	—	11,187
Adjusted net income	$344,494	$313,088	$648,451	$578,737
The table below represent amounts per common share assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
GAAP diluted earnings per share	$2.44	$2.62	$4.58	$4.34

Adjustments:
Gain on sale of real estate (1)	—	(0.72)	—	(0.72)
Gain on insurance proceeds (2)	—	(0.01)	—	(0.02)
Transaction and other costs (3)	—	0.19	—	0.38
Total adjustments	—	(0.54)	—	(0.36)
Tax impact of adjustments	—	0.12	—	0.08
Adjusted diluted earnings per share	$2.44	$2.20	$4.58	$4.06
Weighted average common shares outstanding – assuming dilution	141,247	142,304	141,496	142,582
(1)    Adjustment reflects a gain on the sale of real estate that had been leased to S.P. Richards.
(2)    Adjustment reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs.
(3)    Adjustment primarily reflects costs associated with the January 3, 2022 acquisition of Kaman Distribution Group.

The table below clarifies where the adjusted items are presented in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Line item:
Cost of goods sold	$—	$—	$—	$5,000
Selling, administrative and other expenses	—	(75,859)	—	(54,310)
Non-operating income: Other	—	(873)	—	(1,507)
Total adjustments	$—	$(76,732)	$—	$(50,817)
The table below represents a reconciliation from GAAP net income to adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
GAAP net income	$344,494	$372,529	$648,451	$618,367
Depreciation and amortization	90,873	85,890	178,088	173,259
Interest expense, net	16,455	20,248	33,319	40,098
Income taxes	109,595	119,038	210,044	198,916
EBITDA	561,417	597,705	1,069,902	1,030,640
Total adjustments (1)	—	(76,732)	—	(50,817)
Adjusted EBITDA	$561,417	$520,973	$1,069,902	$979,823
The table below represents a reconciliation from segment profit to segment EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Automotive:
Segment Profit	$329,347	$322,553	$593,767	$587,126
Depreciation	40,901	36,438	79,010	72,692
Other costs (2)	—	8,926	—	17,853
Automotive segment EBITDA	370,248	367,917	672,777	677,671

Industrial:
Segment Profit	283,372	225,472	545,359	413,825
Depreciation	7,080	6,574	14,130	14,525
Other costs (2)	—	5,587	—	11,174
Industrial segment EBITDA	290,452	237,633	559,489	439,524

Corporate:
Corporate expense	(101,550)	(73,312)	(167,565)	(115,063)
Depreciation	2,267	3,248	5,201	6,718
Other costs (2)	—	(14,513)	—	(29,027)
Other unallocated costs (1)	—	76,732	—	50,817
Corporate EBITDA	(99,283)	(7,845)	(162,364)	(86,555)
Total adjustments (1)	—	(76,732)	—	(50,817)
Corporate adjusted EBITDA	(99,283)	(84,577)	(162,364)	(137,372)

Adjusted EBITDA	$561,417	$520,973	$1,069,902	$979,823
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
Financial Condition
Our cash balance was $530 million as of June 30, 2023, a decrease of $123 million from December 31, 2022. For the six months ended June 30, 2023, we had net cash provided by operating activities of $457 million, net cash used in investing activities of $226 million and net cash used in financing activities of $358 million.
The cash provided by operating activities decreased $334 million compared to the prior year period. The six months ended June 30, 2022 received a $200 million benefit because we increased the facility limit of our A/R Sales Agreement. The remaining decrease is due to other net working capital changes primarily due to an increase of approximately 2 days in our day sales outstanding as a result of challenging economic conditions.
We had $226 million in net cash used for investing activities, primarily for capital expenditures and acquisitions, and other investing activities of $311 million, partially offset by $80 million related to cash proceeds from the sale of our remaining investment in S.P. Richards and other investments. The financing activities consisted primarily of $260 million for dividends paid to our shareholders and $135 million of stock repurchases. Total debt of $3.4 billion at June 30, 2023 increased $75 million, or 2.3%, from December 31, 2022.
Liquidity and Capital Resources
We ended the quarter with $2.0 billion of total liquidity (comprising $1.4 billion availability on the revolving credit facility and $530 million of cash and cash equivalents). From time to time, we may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk. We currently believe that the existing lines of credit and cash generated from operations will be sufficient to fund our ongoing operating activities and our anticipated cash commitments for investing and financing activities, such as capital expenditures and potential acquisitions, future debt obligations, and dividends.
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
We expect to be able to continue to borrow funds at reasonable rates over the long term. At June 30, 2023, our total average cost of debt was 2.39%, and we remain in compliance with all covenants connected with our borrowings.
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
On February 21, 2023, we announced a 6% increase in the regular quarterly cash dividend for 2023. Our Board of Directors increased the cash dividend payable to an annual rate of $3.80 per share compared with the prior year dividend of $3.58 per share. We have paid a cash dividend every year since going public in 1948, and 2023 marks the 67th consecutive year of increased dividends paid to shareholders.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our 2022 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2022.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the purchases of shares of our common stock during the three months ended June 30, 2023:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2023 through April 30, 2023	86,072	$165.86	82,652	9,799,340
May 1, 2023 through May 31, 2023	427,874	$159.30	295,677	9,503,663
June 1, 2023 through June 30, 2023	54,975	$155.40	51,244	9,452,419
Totals	568,921	$159.92	429,573	9,452,419
(1)Includes shares surrendered by employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of share appreciation rights and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 9.5 million shares authorized remain available to be repurchased. There were no other repurchase plans announced as of June 30, 2023.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the period ended June 30, 2023 formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: July 20, 2023	/s/ Bert Nappier
Bert Nappier
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)