Form 10-Q
period 2023-09-30
GENUINE PARTS CO
filed 2023-10-19
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 140,196,631 shares of common stock outstanding as of October 16, 2023.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$654,637	$653,463
Trade accounts receivable, less allowance for doubtful accounts (2023 – $61,499; 2022 – $53,872)	2,394,787	2,188,868
Merchandise inventories, net	4,482,773	4,441,649
Prepaid expenses and other current assets	1,497,677	1,532,759
Total current assets	9,029,874	8,816,739
Goodwill	2,637,150	2,588,113
Other intangible assets, less accumulated amortization	1,754,977	1,812,510
Property, plant and equipment, less accumulated depreciation (2023 – $1,532,480; 2022 – $1,435,677)	1,513,822	1,326,014
Operating lease assets	1,197,244	1,104,678
Other assets	888,831	847,325
Total assets	$17,021,898	$16,495,379

Liabilities and equity
Current liabilities:
Trade accounts payable	$5,486,379	$5,456,550
Current portion of debt	354,017	252,029
Dividends payable	133,254	126,191
Other current liabilities	1,826,709	1,851,340
Total current liabilities	7,800,359	7,686,110
Long-term debt	2,963,448	3,076,794
Operating lease liabilities	919,470	836,019
Pension and other post–retirement benefit liabilities	198,180	197,879
Deferred tax liabilities	411,350	391,163
Other long-term liabilities	527,816	502,967
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2023 – 140,234,786 shares; 2022 – 140,941,649 shares	140,235	140,941
Additional paid-in capital	163,602	140,324
Accumulated other comprehensive loss	(1,087,262)	(1,032,542)
Retained earnings	4,969,538	4,541,640
Total parent equity	4,186,113	3,790,363
Noncontrolling interests in subsidiaries	15,162	14,084
Total equity	4,201,275	3,804,447
Total liabilities and equity	$17,021,898	$16,495,379
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net sales	$5,824,602	$5,675,274	$17,504,726	$16,572,323
Cost of goods sold	3,715,361	3,695,607	11,247,341	10,805,910
Gross profit	2,109,241	1,979,667	6,257,385	5,766,413
Operating expenses:
Selling, administrative and other expenses	1,551,799	1,458,418	4,644,696	4,226,412
Depreciation and amortization	83,860	86,563	261,948	259,822
Provision for doubtful accounts	8,417	6,146	22,378	13,539
Total operating expenses	1,644,076	1,551,127	4,929,022	4,499,773
Non-operating expense (income):
Interest expense, net	15,827	18,220	49,146	58,318
Other	(15,722)	(7,616)	(44,338)	(26,897)
Total non-operating expense (income)	105	10,604	4,808	31,421
Income before income taxes	465,060	417,936	1,323,555	1,235,219
Income taxes	113,862	105,578	323,906	304,494
Net income	$351,198	$312,358	$999,649	$930,725
Dividends declared per common share	$0.950	$0.895	$2.850	$2.685
Basic earnings per share	$2.50	$2.21	$7.11	$6.57
Diluted earnings per share	$2.49	$2.20	$7.08	$6.53
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$351,198	$312,358	$999,649	$930,725
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(77,314)	(131,811)	(63,027)	(248,757)
Cash flow hedge adjustments, net of income taxes in 2023 — $0 and $951; 2022 — $1,384 and $4,151, respectively	—	3,741	2,572	11,223
Pension and postretirement benefit adjustments, net of income taxes in 2023 — $703 and $2,108; 2022 — $2,576 and $7,736, respectively	1,909	6,982	5,735	20,957
Other comprehensive income (loss), net of income taxes	(75,405)	(121,088)	(54,720)	(216,577)
Comprehensive income	$275,793	$191,270	$944,929	$714,148
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2023
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
July 1, 2023	140,467,550	$140,468	$153,748	$(1,011,857)	$4,788,852	$4,071,211	$14,583	$4,085,794
Net income	—	—	—	—	351,198	351,198	—	351,198
Other comprehensive loss, net of tax	—	—	—	(75,405)	—	(75,405)	—	(75,405)
Cash dividend declared, $0.9500 per share	—	—	—	—	(133,254)	(133,254)	—	(133,254)
Shares issued from employee incentive plans	5,991	6	(541)	—	—	(535)	—	(535)
Share-based compensation	—	—	10,395	—	—	10,395	—	10,395
Purchase of stock	(238,755)	(239)	—	—	(37,258)	(37,497)	—	(37,497)
Noncontrolling interest activities	—	—	—	—	—	—	579	579
September 30, 2023	140,234,786	$140,235	$163,602	$(1,087,262)	$4,969,538	$4,186,113	$15,162	$4,201,275

	Nine Months Ended September 30, 2023
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2023	140,941,649	$140,941	$140,324	$(1,032,542)	$4,541,640	$3,790,363	$14,084	$3,804,447
Net income	—	—	—	—	999,649	999,649	—	999,649
Other comprehensive loss, net of tax	—	—	—	(54,720)	—	(54,720)	—	(54,720)
Cash dividend declared, $2.8500 per share	—	—	—	—	(400,483)	(400,483)	—	(400,483)
Shares issued from employee incentive plans	372,471	373	(24,062)	—	—	(23,689)	—	(23,689)
Share-based compensation	—	—	47,340	—	—	47,340	—	47,340
Purchase of stock	(1,079,334)	(1,079)	—	—	(171,268)	(172,347)	—	(172,347)
Noncontrolling interest activities	—	—	—	—	—	—	1,078	1,078
September 30, 2023	140,234,786	$140,235	$163,602	$(1,087,262)	$4,969,538	$4,186,113	$15,162	$4,201,275

	Three Months Ended September 30, 2022
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
July 1, 2022	141,280,841	$141,281	$123,388	$(953,228)	$4,329,115	$3,640,556	$13,007	$3,653,563
Net income	—	—	—	—	312,358	312,358	—	312,358
Other comprehensive loss, net of tax	—	—	—	(121,088)	—	(121,088)	—	(121,088)
Cash dividend declared, $0.8950 per share	—	—	—	—	(126,434)	(126,434)	—	(126,434)
Shares issued from employee incentive plans	14,619	15	(1,039)	—	—	(1,024)	—	(1,024)
Share-based compensation	—	—	9,891	—	—	9,891	—	9,891
Purchase of stock	(333,451)	(334)	—	—	(49,474)	(49,808)	—	(49,808)
Noncontrolling interest activities	—	—	—	—	—	—	734	734
September 30, 2022	140,962,009	$140,962	$132,240	$(1,074,316)	$4,465,565	$3,664,451	$13,741	$3,678,192

	Nine Months Ended September 30, 2022
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2022	142,180,683	$142,181	$119,975	$(857,739)	$4,086,325	$3,490,742	$12,548	$3,503,290
Net income	—	—	—	—	930,725	930,725	—	930,725
Other comprehensive loss, net of tax	—	—	—	(216,577)	—	(216,577)	—	(216,577)
Cash dividend declared, $2.6850 per share	—	—	—	—	(380,041)	(380,041)	—	(380,041)
Shares issued from employee incentive plans	63,877	64	(15,508)	—	—	(15,444)	—	(15,444)
Share-based compensation	—	—	27,773	—	—	27,773	—	27,773
Purchase of stock	(1,282,551)	(1,283)	—	—	(171,444)	(172,727)	—	(172,727)
Noncontrolling interest activities	—	—	—	—	—	—	1,193	1,193
September 30, 2022	140,962,009	$140,962	$132,240	$(1,074,316)	$4,465,565	$3,664,451	$13,741	$3,678,192
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Operating activities:
Net income	$999,649	$930,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	261,948	259,822
Share-based compensation	47,340	27,773
Excess tax benefits from share-based compensation	(6,770)	(3,868)
Gain on sale of real estate	—	(102,803)
Changes in operating assets and liabilities	(219,721)	132,942
Net cash provided by operating activities	1,082,446	1,244,591
Investing activities:
Purchases of property, plant and equipment	(349,858)	(243,998)
Proceeds from sale of property, plant and equipment	7,339	141,228
Proceeds from sale of investments	80,482	—
Acquisitions and other investing activities	(211,392)	(1,554,192)
Net cash used in investing activities	(473,429)	(1,656,962)
Financing activities:
Proceeds from debt	2,543,882	4,547,511
Payments on debt	(2,544,619)	(3,586,954)
Shares issued from employee incentive plans	(23,689)	(15,444)
Dividends paid	(393,420)	(369,483)
Purchases of stock	(172,347)	(172,727)
Other financing activities	(8,826)	(16,869)
Net cash provided by (used in) financing activities	(599,019)	386,034
Effect of exchange rate changes on cash and cash equivalents	(8,824)	(59,166)
Net increase (decrease) in cash and cash equivalents	1,174	(85,503)
Cash and cash equivalents at beginning of period	653,463	714,701
Cash and cash equivalents at end of period	$654,637	$629,198
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
In the opinion of management, all adjustments necessary for a fair presentation of our financial results for the interim periods have been made. These adjustments are of a normal recurring nature. We have reclassified certain prior period amounts to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results for the year ended December 31, 2023. We have evaluated subsequent events through the date the unaudited Condensed Consolidated Financial Statements covered by this quarterly report were issued.
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
In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs. This standard requires disclosure of the key terms of outstanding supply chain finance programs and a rollforward of the related amounts due to vendors participating in these programs. The new standard does not affect the recognition, measurement or financial statement presentation of any amounts due. The guidance was effective in the first quarter of 2023, except for the rollforward, which becomes effective in the first quarter of 2024. For additional information, please refer to the supply chain finance programs section herein.
Prepaid Expenses and Other Current Assets
The following table provides a detail of prepaid expenses and other current assets reported within the Condensed Consolidated Balance Sheets as of:

(in thousands)	September 30, 2023	December 31, 2022
Prepaid expenses	$117,310	$113,522
Consideration receivable from vendors	825,347	847,341
Other current assets	555,020	571,896
Total prepaid expenses and other current assets	$1,497,677	$1,532,759

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
The following table summarizes the classification and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships (in thousands):

		September 30, 2023		December 31, 2022
Instrument	Balance Sheet Location	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$606,950	$57,968	$606,950	$46,670
Forward contract	Other current liabilities	$106,800	$206	$106,800	$3,064
Foreign currency debt	Long-term debt	€700,000	$740,180	€700,000	$749,280
The tables below present gains and losses related to designated net investment hedges:

	Gain Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2023	2022	2023	2022
Three Months Ended September 30,
Net investment hedges:
Forward contracts	$19,217	$81,454	$3,158	$7,965
Foreign currency debt	20,300	43,890	—	—
Total	$39,517	$125,344	$3,158	$7,965

	Gain Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2023	2022	2023	2022
Nine Months Ended September 30,
Net investment hedges:
Forward contracts	$4,681	$167,834	$9,475	$23,095
Foreign currency debt	9,100	105,840	—	—
Total	$13,781	$273,674	$9,475	$23,095
Fair Value of Financial Instruments
As of September 30, 2023 the fair value of our senior unsecured notes was approximately $2.9 billion, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.
Guarantees
We guarantee the borrowings of certain independently controlled automotive parts stores and businesses (“independents”) and certain other affiliates in which we have a noncontrolling equity ownership interest (“affiliates”). While such borrowings of the independents and affiliates are outstanding, we are required to maintain compliance with certain covenants. At September 30, 2023, we were in compliance with all such covenants.

As of September 30, 2023, the total borrowings of the independents and affiliates subject to guarantee by us were approximately $991 million. These loans generally mature over periods from one to six years. We regularly monitor the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents and affiliates that participate in the guarantee programs. In the event that we are required to make payments in connection with these guarantees, we would obtain and liquidate certain collateral pledged by the independents or affiliates (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. We recognize a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, we have not had significant losses in connection with guarantees of independents’ and affiliates’ borrowings and the current expected credit loss reserve is not material. As of September 30, 2023, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
As of September 30, 2023, we have recognized certain assets and liabilities amounting to $63 million each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the Condensed Consolidated Balance Sheets. The liabilities relate to our noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from our current expected credit loss reserve.
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
All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our consolidated statement of cash flows. As of September 30, 2023 and December 31, 2022, the outstanding payment obligations to the financial institutions are $2.9 billion and $3.1 billion, respectively. The amount settled through the SCF program was $3.1 billion and $2.7 billion for the nine months ended September 30, 2023 and 2022 respectively.
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
The following table summarizes basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income	$351,198	$312,358	$999,649	$930,725

Weighted average common shares outstanding	140,335	141,336	140,569	141,609
Dilutive effect of stock options and non-vested restricted stock awards	599	773	716	819
Weighted average common shares outstanding – assuming dilution	140,934	142,109	141,285	142,428
Basic earnings per share	$2.50	$2.21	$7.11	$6.57
Diluted earnings per share	$2.49	$2.20	$7.08	$6.53
2. Segment Information
The following table presents a summary of our reportable segment financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net sales:
Automotive	$3,626,943	$3,490,462	$10,787,769	$10,233,577
Industrial	2,197,659	2,184,812	6,716,957	6,338,746
Total net sales	$5,824,602	$5,675,274	$17,504,726	$16,572,323
Segment profit:
Automotive	$322,004	$309,349	$915,771	$896,475
Industrial	282,807	242,505	828,166	656,330
Total segment profit	604,811	551,854	1,743,937	1,552,805
Interest expense, net	(15,827)	(18,220)	(49,146)	(58,318)
Intangible asset amortization	(33,667)	(39,416)	(113,414)	(118,740)
Corporate expense	(90,257)	(72,820)	(257,822)	(187,883)
Other unallocated (loss) income, net (1)	—	(3,462)	—	47,355
Income before income taxes	$465,060	$417,936	$1,323,555	$1,235,219
(1)     The following table presents a summary of the other unallocated income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Other unallocated income, net:
Gain on sale of real estate (2)	$—	$—	$—	$102,803
Gain on insurance proceeds (3)	—	—	—	1,507
Transaction and other costs (4)	—	(3,462)	—	(56,955)
Total other unallocated (loss) income, net	$—	$(3,462)	$—	$47,355

(2)    Amount reflects a gain on the sale of real estate that had been leased to S.P. Richards.
(3)    Amount reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs.
(4)    Amount primarily reflects costs associated with the January 3, 2022 acquisition of Kaman Distribution Group.
Beginning in 2023, certain functions, including cybersecurity and the management of our product liability litigation, were transferred to corporate to be streamlined and centrally managed. These costs totaled $15 million and $44 million for the three and nine months ended September 30, 2022, of which $9 million and $27 million were allocated to Automotive and $6 million and $17 million were allocated to Industrial based on several factors, including sales volumes and headcount. Beginning in 2023, these costs, which totaled $30 million and $49 million for the three and nine months ended September 30, 2023, are no longer allocated to our segments when measuring their operating performance. We have not restated the 2022 comparative segment financial information.
Net sales are disaggregated by geographical region for each of our reportable segments, as we deem this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
North America:
Automotive	$2,315,733	$2,333,390	$6,865,819	$6,766,271
Industrial	2,066,284	2,064,569	6,325,746	5,996,299
Total North America	$4,382,017	$4,397,959	$13,191,565	$12,762,570
Australasia:
Automotive	$411,422	$404,708	$1,226,037	$1,182,557
Industrial	131,375	120,243	391,211	342,447
Total Australasia	$542,797	$524,951	$1,617,248	$1,525,004
Europe – Automotive	$899,788	$752,364	$2,695,913	$2,284,749
Total net sales	$5,824,602	$5,675,274	$17,504,726	$16,572,323
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
The total principal amount outstanding of receivables sold is approximately $1.0 billion as of both September 30, 2023 and December 31, 2022. The amount of receivables pledged as collateral as of September 30, 2023 and December 31, 2022 is approximately $1.3 billion and $1.1 billion, respectively.
The following table summarizes the activity and amounts outstanding under the A/R Sales Agreement for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Receivables sold to the financial institution and derecognized	$2,206,769	$2,281,934	$6,511,568	$6,760,652
Cash collected on sold receivables	$2,206,755	$2,281,926	$6,511,559	$6,560,655

Continuous cash activity related to the A/R Sales Agreement is reflected in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The SPE incurs fees due to the unaffiliated financial institutions related to the accounts receivable sales transactions. Those fees, which totaled $15 million and $8 million for the three months ended and $44 million and $14 million for the nine months ended September 30, 2023 and 2022, respectively, are recorded within other non-operating expense (income) in the Condensed Consolidated Statements of Income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institutions any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of September 30, 2023 and December 31, 2022 is not material. The servicing liability related to our collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.
4. Employee Benefit Plans
Net periodic benefit income from our pension plans included the following components for our pension benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Service cost	$1,504	$2,532	$4,501	$7,734
Interest cost	26,141	18,804	78,394	56,520
Expected return on plan assets	(41,270)	(37,569)	(123,773)	(112,887)
Amortization of prior service cost	173	172	519	516
Amortization of actuarial loss	2,340	9,264	7,021	27,818
Net periodic benefit income	$(11,112)	$(6,797)	$(33,338)	$(20,299)
Service cost is recorded in selling, administrative and other expenses in the Condensed Consolidated Statements of Income while all other components are recorded within other non-operating expense (income). Pension benefits also include amounts related to supplemental retirement plans.
5. Acquisitions
We acquired several businesses for approximately $232 million and $1.6 billion, net of cash acquired, during the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, we recognized approximately $290 million and $38 million of revenue, net of store closures, related to our current year Automotive and Industrial acquisitions, respectively. We recorded approximately $172 million of goodwill and other intangible assets associated with these acquisitions. Other intangible assets acquired of $77 million consisted of customer relationships with a weighted average amortization lives of 20 years. For each acquisition, we allocate the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for acquired businesses are included in our Condensed Consolidated Statements of Income beginning on their respective acquisition dates.
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

6. Accumulated Other Comprehensive Loss
The following tables present the changes in AOCL by component for the nine months ended September 30:

	Changes in Accumulated Other Comprehensive Loss by Component
(in thousands)	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2023	$(506,610)	$(2,572)	$(523,360)	$(1,032,542)
Other comprehensive income (loss) before reclassifications	—	2,765	(63,027)	(60,262)
Amounts reclassified from accumulated other comprehensive loss	5,735	(193)	—	5,542
Other comprehensive income (loss), net of income taxes	5,735	2,572	(63,027)	(54,720)
Ending balance, September 30, 2023	$(500,875)	$—	$(586,387)	$(1,087,262)

	Changes in Accumulated Other Comprehensive Loss by Component
(in thousands)	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2022	$(463,227)	$(15,042)	$(379,470)	$(857,739)
Other comprehensive loss before reclassifications	—	—	(248,757)	(248,757)
Amounts reclassified from accumulated other comprehensive loss	20,957	11,223	—	32,180
Other comprehensive income (loss), net of income taxes	20,957	11,223	(248,757)	(216,577)
Ending balance, September 30, 2022	$(442,270)	$(3,819)	$(628,227)	$(1,074,316)
The AOCL components related to the pension benefits are included in the computation of net periodic benefit income in the Employee Benefit Plans Footnote. Generally, tax effects in AOCL are established at the currently enacted tax rate and reclassified to net income in the same period that the related pre-tax AOCL reclassifications are recognized.
7. Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, many involving routine litigation incidental to the businesses, including approximately 2,309 pending product liability lawsuits resulting from our national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts we distributed. The amount accrued for pending and future claims was $225 million as of September 30, 2023, which represented our best estimate of the liability within our calculated range of $199 million to $283 million, discounted using a discount rate of 4.59%. The amount accrued for pending and future claims was $220 million as of December 31, 2022, which represented our best estimate of the liability within our calculated range of $190 million to $270 million, discounted using a discount rate of 3.83%. Our undiscounted product liability was $297 million and $285 million as of September 30, 2023 and December 31, 2022, respectively. There have been no significant developments to the information presented in our 2022 Annual Report on Form 10-K with respect to litigation or commitments and contingencies.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes contained herein and with the audited Consolidated Financial Statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results for the year ended December 31, 2023.
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
We caution you that all forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, changes in general economic conditions, including unemployment, inflation (including the impact of tariffs) or deflation, financial institution disruptions and geopolitical conflicts such as the conflict between Russia and Ukraine and the conflict in the Gaza strip; volatility in oil prices; significant cost increases, such as rising fuel and freight expenses; public health emergencies, including the effects on the financial health of our business partners and customers, on supply chains and our suppliers, on vehicle miles driven as well as other metrics that affect our business, and on access to capital and liquidity provided by the financial and capital markets; our ability to maintain compliance with our debt covenants; our ability to successfully integrate acquired businesses into our operations and to realize the anticipated synergies and benefits; our ability to successfully implement our business initiatives in our two business segments; slowing demand for our products; the ability to maintain favorable supplier arrangements and relationships; changes in national and international legislation or government regulations or policies, including changes to import tariffs, environmental and social policy, infrastructure programs and privacy legislation, and their impact to us, our suppliers and customers; changes in tax policies; volatile exchange rates; our ability to successfully attract and retain employees in the current labor market; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; failure or weakness in our disclosure controls and procedures and internal controls over financial reporting, including as a result of the work from home environment; the uncertainties and costs of litigation; disruptions caused by a failure or breach of our information systems, as well as other risks and uncertainties discussed in our 2022 Annual Report on Form 10-K and from time to time in our subsequent filings with the SEC.
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
Our Automotive Parts Group ("Automotive") operates in the U.S., Canada, Mexico, France, the U.K., Ireland, Germany, Poland, the Netherlands, Belgium, Spain, Portugal, Australia and New Zealand, and accounted for 62% of total revenues for the nine months ended September 30, 2023. Our Industrial Parts Group ("Industrial") operates in the U.S., Canada, Mexico, Australia, New Zealand, Indonesia and Singapore, and accounted for 38% of our total revenues for the nine months ended September 30, 2023.

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
Results of Operations
Our results for the third quarter of 2023 reflect a 2.6% increase in sales driven by our international automotive businesses and continued growth in our Industrial segment. Our year-over-year sales growth was negatively impacted by one less selling day in the U.S., the moderating benefit of inflation on the pricing environment in our global automotive segment and declines in sales in our U.S. Automotive business. The combination of continued revenue growth and gross margin expansion led to earnings growth of 12.4% and further expansion of total segment margin.
For the nine months ended September 30, 2023, our revenue grew 5.6%, helping drive earnings growth of 7.4%, which reflects the ongoing benefits of our diverse business mix and geographic footprint. Our results for the nine months ended September 30, 2022 include costs of $47 million resulting from a gain on the June 2022 sale of real estate and KDG acquisition costs incurred throughout 2022.
Our results of operations are summarized below for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023		2022
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$5,824,602	100.0%	$5,675,274	100.0%	$149,328	2.6%
Cost of goods sold	3,715,361	63.8%	3,695,607	65.1%	19,754	0.5%
Gross profit	2,109,241	36.2%	1,979,667	34.9%	129,574	6.5%
Operating expenses:
Selling, administrative and other expenses	1,551,799	26.6%	1,458,418	25.7%	93,381	6.4%
Depreciation and amortization	83,860	1.4%	86,563	1.5%	(2,703)	(3.1)%
Provision for doubtful accounts	8,417	0.1%	6,146	0.1%	2,271	37.0%
Total operating expenses	1,644,076	28.2%	1,551,127	27.3%	92,949	6.0%
Non-operating expense (income):
Interest expense, net	15,827	0.3%	18,220	0.3%	(2,393)	(13.1)%
Other	(15,722)	(0.3)%	(7,616)	(0.1)%	(8,106)	106.4%
Total non-operating expense (income)	105	—%	10,604	0.2%	(10,499)	(99.0)%
Income before income taxes	465,060	8.0%	417,936	7.4%	47,124	11.3%
Income taxes	113,862	2.0%	105,578	1.9%	8,284	7.8%
Net income	$351,198	6.0%	$312,358	5.5%	$38,840	12.4%

	Three Months Ended September 30,
(in thousands, except per share data)	2023	2022	$ Change	% Change
Diluted EPS	$2.49	$2.20	$0.29	13.2%
Total adjusted EBITDA	$564,747	$526,181	$38,566	7.3%
Automotive segment profit	$322,004	$309,349	$12,655	4.1%
Industrial segment profit	$282,807	$242,505	$40,302	16.6%
Total segment profit	$604,811	$551,854	$52,957	9.6%
Automotive segment margin	8.9%	8.9%
Industrial segment margin	12.9%	11.1%
Total segment margin	10.4%	9.7%
Our results of operations are summarized below for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023		2022
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$17,504,726	100.0%	$16,572,323	100.0%	$932,403	5.6%
Cost of goods sold	11,247,341	64.3%	10,805,910	65.2%	441,431	4.1%
Gross profit	6,257,385	35.7%	5,766,413	34.8%	490,972	8.5%
Operating expenses:
Selling, administrative and other expenses	4,644,696	26.5%	4,226,412	25.5%	418,284	9.9%
Depreciation and amortization	261,948	1.5%	259,822	1.6%	2,126	0.8%
Provision for doubtful accounts	22,378	0.1%	13,539	0.1%	8,839	65.3%
Total operating expenses	4,929,022	28.2%	4,499,773	27.2%	429,249	9.5%
Non-operating expense (income):
Interest expense, net	49,146	0.3%	58,318	0.4%	(9,172)	(15.7)%
Other	(44,338)	(0.3)%	(26,897)	(0.2)%	(17,441)	64.8%
Total non-operating expense (income)	4,808	—%	31,421	0.2%	(26,613)	(84.7)%
Income before income taxes	1,323,555	7.6%	1,235,219	7.5%	88,336	7.2%
Income taxes	323,906	1.9%	304,494	1.8%	19,412	6.4%
Net income	$999,649	5.7%	$930,725	5.6%	$68,924	7.4%

	Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	$ Change	% Change
Diluted EPS	$7.08	$6.53	$0.55	8.4%
Total adjusted EBITDA	$1,634,649	$1,506,004	$128,645	8.5%
Automotive segment profit	$915,771	$896,475	$19,296	2.2%
Industrial segment profit	$828,166	$656,330	$171,836	26.2%
Total segment profit	$1,743,937	$1,552,805	$191,132	12.3%
Automotive segment margin	8.5%	8.8%
Industrial segment margin	12.3%	10.4%
Total segment margin	10.0%	9.4%

Net Sales
Our net sales for the three months ended September 30, 2023 increased 2.6% compared to the same period of the prior year. The increase in sales is attributable to a 0.5% increase in comparable sales, a 1.7% benefit from acquisitions and 0.4% favorable impact of foreign currency and other.
Our net sales for the nine months ended September 30, 2023 increased 5.6% compared to the same period of the prior year. The increase in sales is attributable to a 4.6% increase in comparable sales and a 2.0% benefit from acquisitions, partially offset by a net unfavorable impact of foreign currency and other of 1.0%.
Our comparable sales growth was driven by Industrial and our international automotive businesses for the three and nine months ended September 30, 2023. Both segments also experienced the ongoing benefits of strategic pricing initiatives and acquisitions completed in prior periods. For the three months ended September 30, 2023, sales growth was negatively impacted by one less sales day compared to the same prior year period and declines in our U.S. Automotive sales.
Automotive
Net sales for Automotive were $3.6 billion for the third quarter of 2023, an increase of 3.9%, compared to the same period in the prior year. The increase for the third quarter of 2023 consisted of a 2.4% benefit from acquisitions, 0.9% favorable impact of foreign currency and other and 0.6% increase in comparable sales. Comparable sales was impacted by one less sales day and lower sales in our U.S. Automotive business. While our sales growth was impacted by the prior year benefit from price increases to offset higher product costs and other inflationary pressures, we continued to benefit from the positive effects of our strategic sales initiatives in our European and Australasia businesses. The benefit from acquisitions includes our recent acquisition of Recambios y Accesorios Gaudí, S.L. ("Gaudi") in Spain, and the favorable impact from foreign currency primarily reflects the appreciation of the Euro against the U.S. dollar during the period.
Net sales for Automotive were $10.8 billion for the nine months ended September 30, 2023, an increase of 5.4%, compared to the same period in the prior year. The increase for the nine months ended September 30, 2023 consisted of a 3.7% increase in comparable sales and a 2.8% benefit from acquisitions, offset by a 1.1% unfavorable impact of foreign currency and other. The increase in comparable sales is due to higher sales in our international businesses. The benefit from acquisitions includes the effects of our entry into new markets in Spain and Portugal. The unfavorable impact of foreign currency primarily results from the weakening of the Australian and Canadian dollars compared to the U.S. dollar throughout the period.
Industrial
Net sales for Industrial were $2.2 billion, an increase of 0.6% for the three months ended September 30, 2023 compared to the same period in 2022. The increase reflects a 0.3% increase in comparable sales and a 0.6% benefit from acquisitions, slightly offset by a 0.3% unfavorable impact of foreign currency compared to the same period in 2022.
Net sales for Industrial were $6.7 billion, an increase of 6.0% for the nine months ended September 30, 2023 compared to the same period in 2022. The increase reflects a 6.0% increase in comparable sales and a 0.6% from acquisitions, slightly offset by a 0.6% unfavorable impact of foreign currency compared to the same period in 2022.
For the three months ended September 30, 2023, our results reflect anticipated softer economic activity and industry demand. For the nine months ended September 30, 2023, our growth in comparable sales reflects the positive impact of our ongoing sales and pricing initiatives and continued growth in many of the industry segments we serve. We attribute part of our sales growth to the diversification of our products and service offerings, and ongoing benefits from the KDG acquisition.
Gross Profit and Gross Margin
Gross profit for the three months ended September 30, 2023, increased $130 million, or approximately 6.5%, compared to the same period in the prior year. Gross margin increased 130 basis points to 36.2% for the three months ended September 30, 2023. Gross profit for the nine months ended September 30, 2023 increased $491 million or 8.5% compared to the same period in prior year. Gross margin increased 90 basis points to 35.7% for the nine months ended September 30, 2023.
Gross profit increases for the quarter and for the year-to-date periods were primarily driven by the increases in net sales and expanded gross margins. Gross margin improvements for the periods primarily reflect the positive contributions of our strategic pricing and sourcing initiatives.

Operating Expenses
SG&A expenses represent 26.6% of sales for the three months ended September 30, 2023, an increase of 90 basis points from 25.7% in the third quarter of 2022. SG&A expenses represent 26.5% for the nine months ended September 30, 2023, an increase of 100 basis points from 25.5% for the same period in 2022. SG&A expenses as a percentage of sales for the three and nine months ended September 30, 2022 include costs of $3 million and income of $47 million, respectively, which primarily related to the net benefit of a gain on the June 2022 sale of real estate and KDG acquisition costs incurred throughout 2022. The increases in both periods are primarily driven by planned increases in personnel costs due to wage inflation and global investments in information technology to support our ongoing strategic initiatives, and the timing of additional product liability expense for the three months ended September 30, 2023 due to increases in our estimated product liability claim exposure.
Segment Profit
Beginning in 2023, certain functions, including cybersecurity and the management of our product liability litigation, were transferred to corporate to be streamlined and centrally managed. These costs totaled $15 million and $44 million for the three and nine months ended September 30, 2022, of which $9 million and $27 million were allocated to Automotive and $6 million and $17 million were allocated to Industrial based on several factors, including sales volumes and headcount. Beginning in 2023, these costs, which totaled $30 million and $49 million for the three and nine months ended September 30, 2023, are no longer allocated to our segments when measuring their operating performance. We have not restated the 2022 comparative segment profit financial information.
Automotive
Automotive segment profit for the three months ended September 30, 2023 increased 4.1% compared to the same period in 2022. Automotive segment margin remained at 8.9% for the three months ended September 30, 2023. For the nine months ended September 30, 2023, Automotive segment profit increased 2.2% compared to the same period in the prior year, and Automotive segment margin decreased 30 basis points to 8.5% for the same period in 2022. Automotive segment margin was negatively impacted by the loss of expense leverage primarily caused by slowing demand and the impact of lower sales in the U.S., combined with planned investments in wages and information technology. Our results in the U.S. also reflect operational execution challenges and further tightening of market conditions.
Industrial
Industrial segment profit increased 16.6% and 26.2% for the three and nine months ended September 30, 2023 compared to the same periods in 2022. For the three and nine months ended September 30, 2023, Industrial segment margin increased 180 basis points and 190 basis points to 12.9% and 12.3%, respectively, when compared to the same periods in the previous year. The improved Industrial segment margin is primarily due to continued sales growth and our focus on leveraging expenses and executing supply chain initiatives as well as other strategic initiatives in areas such as category management and pricing.
Income Taxes
Our effective income tax rate for the three and nine months ended September 30, 2023 was 24.5%, compared to 25.3% and 24.7% for the same periods in 2022. The rate decrease is primarily due to statute-related adjustments and domestic tax credit benefits.
Net Income
For the three months ended September 30, 2023, net income was $351 million, an increase of 12.4% compared to net income of $312 million for the same three month period in the prior year. On a per share diluted basis, net income was $2.49, an increase of 13.2% compared to $2.20 for the same period in 2022. Our results for the three months ended September 30, 2022 include costs of $3 million, which primarily related to KDG acquisition costs. Excluding these amounts, on an adjusted basis, net income increased 10.7% compared to $317 million for the same period in the prior year. On an adjusted per share diluted basis, net income increased 11.7% compared to $2.23 for the same period in 2022.
For the nine months ended September 30, 2023, net income was $1.0 billion, an increase of 7.4% compared to net income of $931 million for the same nine month period in the prior year. On a per share diluted basis, net income was $7.08, an increase of 8.4% compared to $6.53 for the same period in 2022. Our results for the nine months ended September 30, 2022 include income of $47 million, which primarily related to the net benefit of a gain on sale of real estate and KDG acquisition costs. Excluding these amounts, on an adjusted basis, net income increased 11.6% compared to $896 million for the same period in the prior year. On an adjusted per share diluted basis, net income increased 12.6% compared to $6.29 for the same period in 2022.

For the three months ended September 30, 2023, adjusted EBITDA was $565 million, an increase of 7.3% from $526 million for the same three month period in the prior year. For the nine months ended September 30, 2023, adjusted EBITDA was $1.6 billion, an increase of 8.5% from $1.5 billion for the same nine month period in the prior year.
The growth in these metrics in all periods presented reflects improved segment margin, primarily in our Industrial segment, driven by higher revenue, particularly in our international business. We also benefited from the continued execution of our strategic pricing and other initiatives, as discussed more fully in the commentary above.
Non-GAAP Financial Measures
Adjusted net income, adjusted diluted EPS, adjusted EBITDA, total segment profit, total segment margin, and adjusted EBITDA for each segment are non-GAAP measures (see table below for reconciliations to the most directly comparable GAAP measures).
The following tables set forth reconciliations of net income and diluted EPS to adjusted net income and adjusted diluted EPS, respectively, as well as net income to adjusted EBITDA, in each case, to account for the impact of adjustments. We also include a reconciliation from net income to total segment profit and total segment margin, as well as a reconciliation from segment profit to adjusted EBITDA for each segment. We believe that the presentation these non-GAAP measures, when considered together with the corresponding GAAP financial measures and related reconciliations, provide meaningful supplemental information to both management and investors that is indicative of our core operations. We consider these metrics useful to investors because they provide greater transparency into management’s view and assessment of our ongoing operating performance by removing items management believes are not representative of our continuing operations and may distort our longer-term operating trends. In the case of adjusted EBITDA by segment, we believe this additional metric is useful to investors as it provides further insight into the performance of our segments. We believe the non-GAAP metrics included herein also enhance the comparability of our results from period to period and with our competitors, as well as to show ongoing results from operations distinct from items that are infrequent or not associated with our core operations. We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
GAAP net income	$351,198	$312,358	$999,649	$930,725

Adjustments:
Gain on sale of real estate (1)	—	—	—	(102,803)
Gain on insurance proceeds (2)	—	—	—	(1,507)
Transaction and other costs (3)	—	3,462	—	56,955
Total adjustments	—	3,462	—	(47,355)
Tax impact of adjustments (4)	—	1,464	—	12,651
Adjusted net income	$351,198	$317,284	$999,649	$896,021

The table below represents amounts per common share assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
GAAP diluted earnings per share	$2.49	$2.20	$7.08	$6.53

Adjustments:
Gain on sale of real estate (1)	—	—	—	(0.72)
Gain on insurance proceeds (2)	—	—	—	(0.01)
Transaction and other costs (3)	—	0.02	—	0.40
Total adjustments	—	0.02	—	(0.33)
Tax impact of adjustments (4)	—	0.01	—	0.09
Adjusted diluted earnings per share	$2.49	$2.23	$7.08	$6.29
Weighted average common shares outstanding – assuming dilution	140,934	142,109	141,285	142,428
(1)    Adjustment reflects a gain on the sale of real estate that had been leased to S.P. Richards.
(2)    Adjustment reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs.
(3)    Adjustment primarily reflects costs associated with the January 3, 2022 acquisition of Kaman Distribution Group.
(4)     We determine the tax effect of non-GAAP adjustments by considering the tax laws and statutory income tax rates applicable in the tax jurisdictions of the underlying non-GAAP adjustments, including any related valuation allowances. For the three and nine months ended September 30, 2022, we applied the statutory income tax rates to the taxable portion of all of our adjustments, which resulted in a tax impact of $1.5 million and $12.7 million respectively. A portion of our transaction costs included in our non-GAAP adjustments for the three and nine months ended September 30, 2022 were not deductible for income tax purposes; therefore, no statutory income tax rate was applied to such costs.
The table below represents a reconciliation from GAAP net income to adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
GAAP net income	$351,198	$312,358	$999,649	$930,725
Depreciation and amortization	83,860	86,563	261,948	259,822
Interest expense, net	15,827	18,220	49,146	58,318
Income taxes	113,862	105,578	323,906	304,494
EBITDA	564,747	522,719	1,634,649	1,553,359
Total adjustments (1)	—	3,462	—	(47,355)
Adjusted EBITDA	$564,747	$526,181	$1,634,649	$1,506,004
(1)    Amounts are the same as adjustments included within the adjusted net income table above.

The table below clarifies where the adjusted items are presented in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Line item:
Cost of goods sold	$—	$—	$—	$5,000
Selling, administrative and other expenses	—	3,462	—	(50,848)
Non-operating income: Other	—	—	—	(1,507)
Total adjustments	$—	$3,462	$—	$(47,355)
The table below represents a reconciliation from GAAP net income to total segment profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
GAAP net income	$351,198	$312,358	$999,649	$930,725
Income taxes	113,862	105,578	323,906	304,494
Income before income taxes	465,060	417,936	1,323,555	1,235,219
Interest expense, net	15,827	18,220	49,146	58,318
Corporate expense	90,257	72,820	257,822	187,883
Intangible asset amortization	33,667	39,416	113,414	118,740
Other unallocated (loss) income, net (1)	—	3,462	—	(47,355)
Total segment profit	$604,811	$551,854	$1,743,937	$1,552,805

GAAP net sales	$5,824,602	$5,675,274	$17,504,726	$16,572,323
GAAP net income margin (2)	6.0%	5.5%	5.7%	5.6%
Total segment profit margin (3)	10.4%	9.7%	10.0%	9.4%
(1)    Amounts are the same as adjustments included within the adjusted net income table above.
(2)     Represents GAAP net income as a percentage of GAAP net sales.
(3)    Represents total segment profit as a percentage of GAAP net sales.

The table below represents a reconciliation from segment profit to segment EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Automotive:
Segment profit	$322,004	$309,349	$915,771	$896,475
Depreciation	40,673	36,335	119,683	109,028
Other costs (2)	—	8,927	—	26,780
Automotive segment adjusted EBITDA	362,677	354,611	1,035,454	1,032,283

Industrial:
Segment profit	282,807	242,505	828,166	656,330
Depreciation	7,644	7,340	21,774	21,865
Other costs (2)	—	5,587	—	16,761
Industrial segment adjusted EBITDA	290,451	255,432	849,940	694,956

Corporate:
Corporate expense	(90,257)	(72,820)	(257,822)	(187,883)
Depreciation	1,876	3,472	7,077	10,189
Other costs (2)	—	(14,514)	—	(43,541)
Other unallocated (loss) income, net (1)	—	(3,462)	—	47,355
Corporate EBITDA	(88,381)	(87,324)	(250,745)	(173,880)
Total adjustments (1)	—	3,462	—	(47,355)
Corporate adjusted EBITDA	(88,381)	(83,862)	(250,745)	(221,235)

Adjusted EBITDA	$564,747	$526,181	$1,634,649	$1,506,004
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
Financial Condition
Our cash balance was $655 million as of September 30, 2023, an increase of $1.2 million from December 31, 2022. For the nine months ended September 30, 2023, we had net cash provided by operating activities of $1.1 billion, net cash used in investing activities of $473 million and net cash used in financing activities of $599 million.
The cash provided by operating activities decreased $162 million compared to the prior year period. The decrease is driven by a $200 million benefit in the prior year from increasing the facility limit of our A/R Sales Agreement. We had $473 million in net cash used for investing activities, primarily for capital expenditures and acquisitions, and other investing activities of $561 million, partially offset by $80 million related to cash proceeds from the sale of our remaining investment in S.P. Richards and other investments. The financing activities consisted primarily of $393 million for dividends paid to our shareholders and $172 million of stock repurchases. Total debt of $3.3 billion at September 30, 2023 decreased $11 million, or 0.3%, from December 31, 2022.
Liquidity and Capital Resources
We ended the quarter with $2.2 billion of total liquidity (comprising $1.5 billion availability on the revolving credit facility and $655 million of cash and cash equivalents). From time to time, we may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk. We currently believe that the existing lines of credit and cash generated from operations will be sufficient to fund our ongoing operating activities and our anticipated cash commitments for investing and financing activities, such as capital expenditures and potential acquisitions, future debt obligations, and dividends.

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
We expect to be able to continue to borrow funds at reasonable rates over the long term. At September 30, 2023, our total average cost of debt was 2.33%, and we remain in compliance with all covenants connected with our borrowings.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the purchases of shares of our common stock during the three months ended September 30, 2023:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2023 through July 31, 2023	86,951	$162.74	86,951	9,365,468
August 1, 2023 through August 31, 2023	120,355	$155.12	104,746	9,260,722
September 1, 2023 through September 30, 2023	48,709	$150.28	47,058	9,213,664
Totals	256,015	$156.79	238,755	9,213,664
(1)Includes shares surrendered by employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of share appreciation rights and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 9.2 million shares authorized remain available to be repurchased. There were no other repurchase plans announced as of September 30, 2023.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the period ended September 30, 2023 formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: October 19, 2023	/s/ Bert Nappier
Bert Nappier
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)