Form 10-K
period 2023-12-31
GENUINE PARTS CO
filed 2024-02-22
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $19.3 billion based on the closing sale price as reported on the New York Stock Exchange.
There were 139,423,152 shares of the company's common stock outstanding as of February 19, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2024 are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.    BUSINESS.
Incorporated in the State of Georgia in 1928, Genuine Parts Company is a global service organization engaged in the distribution of automotive and industrial replacement parts. We serve our customers from more than 10,700 locations, primarily in North America, Europe, as well as Australia and New Zealand ("Australasia"). We offer outstanding service, an industry-leading assortment of replacement parts, extensive supply chain and distribution capabilities, and enhanced technology solutions.
As used in this report, "we," "us," "our," "GPC," and the “company” refers to GPC and its subsidiaries, except as otherwise indicated by the context; and the terms “automotive parts” and “industrial parts” refer to replacement parts in each respective category.
OUR PURPOSE & STRATEGY
We keep the world moving — this is our purpose and the foundation for how we do business. We are one global team unified by our mission to be an employer of choice, supplier of choice, valued customer, responsible corporate citizen and investment of choice for our shareholders. We strive to be a respected community member that gives back to the communities in which we operate. In order to execute this mission, we align our resources with strategic areas of focus for our operations. We focus on our market-leading automotive and industrial businesses to deliver profitable growth, operational efficiencies and strong cash flow.
We are organized into two business segments: our Automotive Parts Group (“Automotive”) and our Industrial Parts Group (“Industrial”). In the automotive landscape, we see a positive long-term growth outlook across the markets we serve supported by an increase in miles driven, a growing and aging car parc, increasing vehicle complexity, and a growing opportunity with electric vehicles. In the industrial landscape, we see disruptions in the global supply chain creating opportunities with nearshoring, a strong outlook for automation and robotics solutions, the need for industrial expertise due to an aging technical workforce and diversified end market opportunities. Our business segments create a competitive differentiation in two distinct and growing markets with compelling shareholder value.
We believe our primary competitive advantages are our: (1) global presence and brand strength; (2) industry-leading positions in two distinct, but complementary markets; (3) extensive supply chain and distribution capabilities; and (4) enhanced technology solutions.
Our strategic financial objectives complement our mission and drive value for all our stakeholders. These financial objectives include: (1) revenue growth in excess of market growth; (2) continuously improving operating margins; (3) maintaining a strong balance sheet and cash flows; and (4) effective capital allocation. Our strategy is designed to position us for long-term profitable growth and enhance shareholder value.
OUR SEGMENTS
AUTOMOTIVE
Our Automotive segment, which represents approximately 62% of total GPC net sales, is the largest global automotive network of parts and care. We distribute automotive parts, accessories and solutions in North America, Europe and Australasia. Our Automotive businesses offer complete inventory, cataloging, marketing, training and other programs to the aftermarket in each of these regions, distinguishing our business from the competition.
Our global Automotive network sells to customers in both commercial do-it-for-me (“DIFM”) and retail do-it-yourself (“DIY”) segments of the market and covers substantially all global motor vehicle models. Our DIFM customers include local, regional and national repair centers, auto dealers, service stations and both private and public sector accounts. Our DIY customers are primarily served over-the-counter at our global stores or digitally. Our DIFM and DIY customers represent approximately 80% and 20% of total Automotive sales, respectively, and channel mix varies by geography.
Our Automotive network consists of over one million customer locations, including installers, fleet, government, and major accounts. We have diversity amongst our customer base with no specific customer type representing an outsized concentration of our customer business. Our Automotive segment operates in a large and fragmented market with a total addressable market greater than $200 billion. The majority of the automotive aftermarket is comprised of small, local competitors which creates an opportunity to actively pursue strategic acquisitions and bolt-on store groups where we can bring scale, advanced technology, and supply chain efficiency to differentiate ourselves from competitors.

Our Automotive distribution network provides access to hundreds of thousands of replacement parts (other than body parts and tires) and accessory items for substantially all motor vehicle makes and models, including hybrid and electric vehicles, trucks, SUVs, buses, motorcycles, recreational vehicles, and for small engines, farm equipment, marine equipment and heavy duty equipment. We supply certain equipment and parts used by repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, bus and truck lines, mass merchandisers, farms, and individuals who perform their own maintenance and parts installation.
Availability is a critical success factor in our business and our teams utilize data and analytics to have the right parts, in the right place and at the right time. The majority of products distributed in North America are under the NAPA name, a mark licensed to us by NAPA, which is important to the sales and marketing of these products. In Australasia and Europe, products are distributed under several brand names, including many of the national brands, as well as the NAPA name. Our Automotive operations have access to approximately 800,000 different parts and related supply items.These items are purchased from hundreds of different suppliers, with approximately 46% of 2023 automotive parts inventories purchased from 10 major suppliers.
Regional Operations & Products.    In North America, our U.S. operations are headquartered in Atlanta, Georgia and our Canadian operations are headquartered in Montreal, Quebec. We distribute the majority of products in the U.S. and Canada under the NAPA name, which is important to our sales and marketing efforts. We go to market in North America primarily through company-owned and independent auto part stores, heavy vehicle stores, and specialty paint and equipment stores. Our North American auto parts stores sell a comprehensive range of automotive parts, including brakes, batteries, filters, engine components, tools, accessories, and fluids. Some locations offer custom services such as paint mixing, hydraulic hose assembly, battery testing, and key cutting. Our heavy vehicle stores sell parts, accessories, tools and equipment for servicing heavy duty and diesel vehicles, and we operate service and mechanical repair centers for heavy vehicles. We serve the heavy vehicle market under the banners Traction, TruckPro, TW, and Cadel. In Canada, our specialty stores operate paint and body care equipment and supply under the banner NAPA/CMAX and high-quality replacement parts and lubricants for imported vehicles under the banners Altrom and Auto‑Camping. Our online service in North America, NAPA online, provides a platform for customers to browse, purchase, and have automotive products delivered to their homes or businesses. Separately, we provide a NAPA Auto Care program across the U.S. and Canada for independent repair shop centers to increase visibility and receive part discounts and other benefits. We offer technical expertise by training and employing knowledgeable staff who can provide technical assistance, product recommendations, and guidance on automotive repairs and maintenance, and we organize DIY workshops and training sessions to educate customers on automotive repair and maintenance tasks.
We believe that the quality and the range of services provided to our North American automotive parts customers constitute a significant advantage for our automotive parts distribution system. Our goal is to properly stock our locations with the right parts to ensure we provide quick and quality service to our customers whose orders are often filled and shipped the same day they are received. Our services also include up to date parts cataloging (including the use of electronic NAPA Auto Parts catalogs) and stock adjustments through a continuous parts classification system which, as initiated by us, allows independently-owned stores to return certain merchandise on a scheduled basis. We offer our NAPA Auto Parts stores various management aids, marketing aids and service on topics such as inventory control, cost analysis, accounting procedures, group insurance and retirement benefit plans, as well as marketing conferences and seminars, sales and advertising manuals and training programs. We have developed and refined an inventory classification system to determine the most advantageous distribution center and auto parts store inventory levels for automotive parts stocking based on automotive registrations, usage rates, production statistics, technological advances, including predictive analytics, and other similar factors. This system, which undergoes continuous analytical review, is an integral part of our inventory control procedures and comprises an important feature of the inventory management services that we make available to our NAPA Auto Parts stores. Losses from inventory obsolescence have not been significant historically and we attribute this to the successful operation of our classification system, which includes product return privileges with most of our suppliers.
In Europe, we operate Alliance Automotive Group (“AAG”), headquartered in London, England. Europe is predominantly a DIFM market, with very few over-the-counter sales. We serve thousands of vehicle repairers, body shops and auto-centers from over 2,000 distributor outlets across Europe, supported by a logistics infrastructure of national and regional distribution centers. Our distributor outlets include company-owned and independent auto part stores and outlets, heavy vehicle outlets, and online and specialty outlets. Our European banners include Groupauto, Precisium and Pièces Auto in France; Coler, Busch, Hennig and Knoll in Germany; Groupauto, UAN, FPS Distribution, APEC Braking, BTN Turbo, Platinum International, Alliance Automotive U.K. Subsidiaries, and J&S Automotive Distributors in the U.K. and Republic of Ireland; PartsPoint in Belgium and the Netherlands; Lausan, Soulima and Gaudi in Spain and Portugal; and GroupAuto in Poland. In France, we also provide parts and services for heavy duty and diesel vehicles under the Todd banner and we operate Back2Car, which distributes recycled car parts. In the Netherlands and Belgium, we offer programs for repair shops that want to join our installer network to increase their visibility and brand awareness while remaining independent. Separately in Europe, we operate WinParts, an online platform for customers to browse, purchase, and have automotive products delivered to their homes or businesses.
In Australia and New Zealand, we operate GPC Asia Pacific – the region’s largest automotive aftermarket parts supplier. We resell and distribute automotive replacement parts, accessories and related tools and equipment through a network of company-owned retail stores and advanced distribution centers. GPC Asia Pacific operates three main lines of business: Automotive Australia, Automotive New Zealand and Two Wheel Division. Automotive Australia and Automotive New Zealand operate our auto parts stores in Australia and New Zealand under two banners: (i) Repco, which operates a nationwide dual-format store network across both countries, providing parts, equipment, tools, batteries, technology, and oil to both trade and retail customers, and (ii) NAPA Auto Parts, which offers automotive electrical and mechanical parts to trade, fleet, industrial, commercial and mining specialist customers. Both Repco and NAPA compliment their network with the market's leading digital capability, providing our customers with a seamless omni-channel transactional capability. Our Two Wheel Division wholesales and retails motorcycle parts, apparel and accessories, with the market's leading range of the world’s most respected motorcycle brands, many of which are supplied under exclusive distribution agreements. Two Wheel Division operates two wholesale banners (McLeod Accessories and John Titman Racing), and also operates Australia's largest and fastest growing motorcycle accessories and apparel retailer (AMX Super Stores). GPC Asia Pacific also operates a number of direct-to-consumer digital businesses, including Sparesbox, STEDI and 4WD247.
Distribution Network.    Our independently-owned and company-owned stores located in every region are sourced by our distribution networks. Both types of automotive stores sell to a wide variety of customers in the automotive aftermarket. We strategically locate our stores close to installers, which are our primary customers, and we deliver products to them routinely throughout each business day by truck. Traditional over-the-counter retail sales make up a smaller part of our overall business and vary by geography.
Independently-owned stores purchase inventory from company-operated distribution centers. These independently-owned stores are responsible for operating and managing their businesses, including operating costs and capital expenditures. We generally do not receive a royalty or franchise fee from independently-owned stores. Independently-owned stores, which represent approximately 68% of our total automotive stores, provide a competitive advantage by allowing for local market knowledge and insights, enabling quicker adaptation to local customer preferences.
The mix of independently-owned versus company-owned stores in a given market varies based on several factors including our overall market strategy, the ability to access desirable local retail space, the complexity, profitability and expected ultimate size of the market and our ability to provide operational support within a geographic region. In our Australasian operations, we go to market with a company-owned store model.
During 2023, we expanded our network with the addition of 173 net new stores during the year. The following table details the breakdown of our Automotive distribution network including our distribution centers, company-owned and independently-owned automotive stores by geographic region as of December 31, 2023.

	North America	Europe	Australasia	Total
Distribution Centers	77	81	14	172
Company-Owned Stores	1,797	798	551	3,146
Independently-Owned Stores	4,961	1,698	—	6,659
Total Automotive Locations	6,835	2,577	565	9,977
Installer Networks.    We provide programs for repair centers to join regional networks to leverage our branding and supply network to increase their visibility and awareness while remaining independent. The largest of these is our independent NAPA Auto Care center network in the U.S. and Canada, which includes over 18,000 locations nationwide.
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

We use the federally registered trademark NAPA® as part of the trade name of many of our distribution centers and parts stores in the U.S., Canada and Australia. We fund NAPA’s advertising program, which is designed to increase public recognition of the NAPA name and to promote NAPA product lines.
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
Competition.    The automotive aftermarket is highly competitive. We compete with other national, regional and local automotive parts chains, automobile manufacturers (some of which sell replacement parts for vehicles built by other manufacturers as well as those that they build themselves), automobile dealers, and warehouse clubs. In addition, we compete with the distributing outlets of parts manufacturers, mass merchandisers (including national retail chains) and other parts distributors and retailers, including online retailers. We compete primarily on availability of product offering, service, brand recognition and price. Our automotive competitors include AutoZone, Inc., O-Reilly Auto Parts, Inc., Advance Auto Parts, Inc., LKQ Corporation and Bapcor, among many others. Further information regarding competition in the industry is set forth in “Item 1A. Risk Factors — We face substantial competition in the industries in which we do business.”
INDUSTRIAL
Our Industrial segment, which represents approximately 38% of total GPC net sales, operates in both North America and Australasia through our wholly-owned subsidiaries Motion Industries, Inc. (“Motion”), headquartered in Birmingham, Alabama, and Motion Asia Pacific, headquartered in Sydney, Australia. Our Industrial business offers replacement parts and solutions to maintenance, repair and operation (“MRO”) customers and original equipment manufacturer (“OEM”) customers. Our Industrial segment operates in a large and fragmented market with a total addressable market of greater than $150 billion. In 2023, our Industrial segment served more than 200,000 MRO and OEM customers in all types of industries with more than 900,000 customer locations. Our Industrial segment services all manufacturing and processing industries with access to a database of over 19 million parts.
The nature of Motion's business demands the maintenance of adequate inventories and the ability to promptly meet critical delivery requirements. Virtually all of the products distributed are installed by the customer or used in plant and facility maintenance activities. Most orders are filled immediately from existing stock and deliveries are normally made within 24 hours of order receipt. The majority of all sales are on open account. Motion has ongoing sales agreements with many of its national account customers which, collectively, represent approximately 45% of its annual sales volume.
Operations & Products.    Motion is a premier industrial solutions company in North America and Australasia (including Australia, New Zealand, Indonesia and Singapore) due to our superior customer service, value-added services and over 19 million replacement parts. Our product and solution offerings include MRO and OEM support, specialty stores, on-site solutions offerings, service and repair offerings, and e-business assistance. We distribute a large range of MRO and OEM industrial products, such as replacement parts and related supplies such as abrasives, adhesives, sealants and tape, bearings, chemicals, cutting tools, electrical, facility maintenance, hose and fittings, hydraulics, janitorial, mechanical power transmission, pneumatics, process pumps and equipment, safety, seals and gaskets, and tools and testing instruments. The sectors we operate in include aggregate and cement, automotive, chemical and allied products, equipment and machinery, equipment rental and leasing, fabricated metals, food and beverage, iron and steel, lumber and wood, oil and gas, pulp and paper, and rubber products. We have strategically targeted specialty industries in power generation, alternative energy, government, transportation, ports, and an electric vehicle battery category based on increasing opportunities presented by the build-out of new battery manufacturing facilities across North America.
The Industrial business provides customers with supply chain efficiencies achieved through our on-site solutions offering. This service provides inventory management, asset repair and tracking, vendor managed inventory ("VMI"), as well as radio frequency identification ("RFID") asset management of the customer’s inventory. Industrial also provides a wide range of services and repairs such as gearbox and fluid power assembly and repair, process pump assembly and repair, hydraulic drive shaft repair, electrical panel assembly and repair, and hose and gasket manufacture and assembly. Motion is also a leading supplier or automation products and motion control solutions in North America through Motion AI. Separately, Motion provides leading e-business capabilities through MiSupplierConnect, a highly developed supply chain with vendor partnerships and connectivity that provides integration between our information technology network and suppliers’ systems, creating numerous benefits for both the supplier and customer. These services and supply chain efficiencies assist Motion in providing the cost savings that many of its customers require and expect.
Distribution Network.    The following table details the breakdown of our Industrial distribution centers, branches and service centers by geographic region as of December 31, 2023.

	North America	Australasia	Total
Distribution Centers	17	13	30
Branches	503	150	653
Service Centers	68	2	70
Total Industrial Locations	588	165	753
Our Industrial distribution centers serve the branches and service centers located throughout the geographic regions in which we operate. The branches and service centers, in turn, sell to MRO and OEM customers in all types of industries across North America and Australasia.
We are committed to enhancing the customer experience by improving access to inventory through our fulfillment centers. The fulfillment center strategy is designed to address the customer expectations of a broader inventory selection closer to the point of demand, supported by world-class final-mile delivery occurring the next business day with same-day service available. We continue to invest in our fulfillment center strategy with the opening of a second North American facility in 2023. We plan to open one to three North American facilities in 2024 and continue to invest in additional facilities in the future.
In North America, our Industrial business stocks or distributes more than 19 million different items purchased from more than 47,000 different suppliers. Its service centers provide hydraulic, hose and mechanical repairs for customers. Approximately 47% of total industrial product purchases in 2023 were made from our top 50 strategic suppliers. Sales are generated from facilities in the U.S., Puerto Rico, Mexico and Canada.
In Australasia, our Industrial business operates a network of distribution centers, branches and service centers across Australia, New Zealand, Indonesia and Singapore as of December 31, 2023.
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
Competition.    The industrial distribution business is highly competitive and fragmented. We compete with national, regional and local distributors, general line distributors and others. To a lesser extent, we compete with manufacturers that sell directly to the customer and with various industrial eCommerce sites. Our Industrial competitors include Applied Industrial Technologies, Inc., Fastenal Company, and W.W. Grainger, Inc, among many others. We compete primarily on the breadth of product offerings, quality service and competitive pricing. Further information regarding competition in the industry is set forth in “Item 1A. Risk Factors — We face substantial competition in the industries in which we do business.”
ENVIRONMENTAL SUSTAINABILITY
We are committed to the development of sustainable and efficient operations and business practices that enhance and protect our people, our communities and our planet. Our goal is to generate above-market returns while aligning our business practices to support the interests of our stakeholders.
Our process of defining sustainability priorities focuses on the simultaneous improvement of our environmental, social and financial position, and our strong leadership and governance practices that strive to integrate sustainability into our business strategy and corporate culture. The Nominating and ESG Committee of the Board of Directors oversees our sustainability initiatives which aim to deliver long-term value for our shareholders and all our stakeholders.
We seek to promote a diverse, equitable and inclusive workplace and to ensure the health, safety and well-being of all employees. We emphasize giving back and uplifting the communities in which we operate through partnerships and volunteer efforts. Refer to the “Human Capital Management” section below for further information on our human capital management initiatives.
We are committed to reducing our environmental footprint through the implementation of sustainable initiatives throughout our value chain. We are continuously incorporating environmental stewardship in our practices and discovering opportunities to develop more efficient operations. Additional information regarding our sustainability efforts and future initiatives can be found in our 2023 Sustainability Report and the Sustainability section of our website at www.genpt.com.
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
As of December 31, 2023, we employed more than 60,000 people worldwide and operated within 17 countries. We are proud of our employees and are committed to helping them improve their physical, emotional, financial and social well-being. Our benefit offerings are designed to meet the varied and evolving needs of a diverse workforce across businesses and geographies while helping our employees care for themselves and their families. We offer healthcare benefits aimed at improving quality of care while limiting out-of-pocket costs. In addition, our well-being programs include an online platform that offers an interactive way to accomplish personal and financial goals and a rewards platform to reward employees for completing company sponsored competitions and well-being activities.
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
In addition, to empower employees to continually enhance their skills and reach their maximum potential, we provide a range of development programs, resources, and opportunities. Many are facilitated locally by each business unit with core leadership development at the Corporate level. One of our more significant programs is focused on high potential employees from all global business units. This program is a combination of in-person and virtual coursework and training with the intent that participants become fully immersed in the operations of our business and develop strategies and improvements cross-functionally. We also offer various internship and rotational programs that allow employees to see different operations of our business while also building strong relationships throughout the company. Other development opportunities include on-demand and live training courses to help our employees achieve their professional and personal goals. We believe these programs demonstrate our ongoing commitment to develop our future leaders.
We provide scholarships with an emphasis for students who attend Historically Black Colleges and Universities and collaborate with organizations that support women such as Women in Technology and Women in Auto Care. We also support organizations that advance the interests of disadvantaged individuals and communities in need. We continue to partner with Georgia Minority Supplier Diversity Council, the Georgia Hispanic Chamber of Commerce, United Way's African American Partnership and Young Professional Leaders, among other programs.
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
Our efforts are also directed internally where we encourage the exchange of ideas, actively listen to employee dialogue, provide appropriate training, and ensure that the interests of all our employees are supported and advanced. This year we launched three new business resource groups ("BRGs"). These BRGs, along with our existing BRGs, provide our teammates with venues for personal and professional development, including networking, coaching, skill building, community engagement, volunteering and advancement opportunities. We aim to leverage key learnings from these groups and expand the program globally. Overall, we seek to create an environment where there is a sense of belonging and all voices are heard and valued.
Please refer to our 2023 Sustainability Report and Human Rights Policy, which can be found on our investor relations website, for further information on human capital management.

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
In Part III of this Form 10-K, we incorporate certain information by reference to our proxy statement for our 2024 annual meeting of shareholders. We expect to file the proxy statement with the SEC on or about March 1, 2024, and it will be available online at the same time at http://www.proxydocs.com/gpc. Please refer to the proxy statement for the information incorporated by reference into Part III of this Form 10-K when it is available.
ITEM 1A. RISK FACTORS.
FORWARD-LOOKING STATEMENTS
Some statements in this report, as well as in other materials we file with the SEC or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to future operations, including the anticipated synergies and benefits of any acquisitions or divestitures, as well as prospects, strategies, investments, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. We caution that our forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated in our forward-looking statements as a result of various important factors. Such factors include, but are not limited to, those discussed below.
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
•the addition of electric vehicles, hybrid vehicles, ride sharing services, alternative transportation means and autonomously driven vehicles and future legislation, including incentivizing the purchase of electric and hybrid vehicles, related thereto, may result in reduced need for parts;
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
As a distributor of automotive and industrial parts, our business depends on developing and maintaining close and productive relationships with our suppliers. We depend on our suppliers to sell us quality products at favorable prices. A variety of factors, many outside our control, affect our suppliers' ability to deliver quality merchandise to us at favorable prices and in a timely manner. These include raw material shortages, inadequate manufacturing capacity, labor strikes, shortages and disputes anywhere within the supply and distribution chain delivering products to us, tariff and customs legislation and enforcement, transportation disruptions, tax and other legislative uncertainties, public health emergencies and/or weather conditions. In recent years, partly as a result of the COVID-19 pandemic and other factors beyond our control, such as the conflict between Russia and Ukraine and the conflict in the Gaza strip, we have experienced and may continue to experience supply chain disruptions, particularly with regard to global labor shortages and inventory sourced from outside the U.S. These disruptions have not had a material impact on our business to date, but we cannot provide any assurance that these or new supply chain disruptions, including from recent unrest in the Middle East, will not materially or adversely impact our business, financial condition and results of operations in the future.

Furthermore, financial or operational difficulties at a particular supplier could cause that supplier to increase the cost, or decrease the quality, of the products we purchase. For example, increased pressure for wage and benefit increases for suppliers in the U.S. based on the September 2023 strike by the United Auto Workers (“UAW”)
and UAW’s ongoing strategy of targeted strikes could impact our suppliers and increase the costs of the products we purchase. Supplier consolidation could also limit the number of suppliers from which we may purchase products and could materially affect the prices we pay for these products. In addition, we would suffer an adverse impact if our suppliers limit or cancel the return privileges that currently protect us from inventory obsolescence.
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
In particular, the market for replacement automotive parts is highly competitive and subjects us to a wide variety of competitors. We compete primarily with international, national and regional auto parts chains, independently owned regional and local automotive parts and accessories stores, automobile dealers that supply manufacturer replacement parts and accessories, mass merchandisers, internet providers and wholesale clubs that sell automotive products, and regional and local full service automotive repair shops, both new and established.
Furthermore, the automotive aftermarket industry continues to experience consolidation. Consolidation among our competitors could further enhance their financial position, provide them with the ability to offer more competitive prices to customers for whom we compete, take advantage of acquisitions and other opportunities more readily, more successfully utilize developing technology, including data analytics, artificial intelligence, and machine learning, and allow them to achieve increased efficiencies in their consolidated operations that enable them to more effectively compete for customers. If we are unable to continue to develop successful competitive strategies or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.
The impact of geopolitical conflicts may adversely affect our business and results of operations.
We have operations or activities in numerous countries and regions outside the United States, including throughout western Europe and Australasia. As a result, our global operations are affected by economic, geopolitical and other conditions in the foreign countries in which we do business as well as U.S. laws regulating international trade. Specifically, instability in the geopolitical environment in many parts of the world (including as a result of the conflict between Russia and Ukraine, the conflict in the Gaza strip, general unrest in the Middle East, and China-Taiwan relations) and other disruptions may continue to put pressure on global economic conditions and supply chains. For example, the U.S., other NATO members and other countries across the globe have instituted sanctions and other penalties against Russia in response to its conflict with Ukraine. While we do not have operations in Russia or Ukraine, retaliatory measures such as this have created, and may continue to create, global security concerns that could result in broader military and political conflicts, further disrupt global automotive supply chains and otherwise have a substantial impact on regional and global economies, any or all of which could adversely affect our business, particularly our European operations.
While the broader consequences are uncertain at this time, the continuation and/or escalation of these or other geopolitical conflicts creates a number of risks that could adversely impact our business, including:
•increased inflation and significant volatility in commodity prices;
•disruptions to our global technology infrastructure, including through cyberattacks, ransom attacks or cyber-intrusion;
•adverse changes in international trade policies and relations;
•our ability to maintain or increase our prices, including freight in response to increased fuel costs;
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
Despite our implementation of various security measures, our IT systems and operations could be subject to damage or interruption from computer viruses, natural disasters, unauthorized physical or electronic access, power outages, telecommunications failure, computer system or network failures, wire transfer failure, employee error/malfeasance, cyber-attacks, security breaches, and other similar disruptions. In addition, the IT systems of businesses that we have acquired or may acquire could present issues that we were not able to identify prior to the acquisition or other issues that continue to pose risk to us, such as those related to collection, use maintenance and data disclosure practices or other cybersecurity vulnerabilities. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of IT systems change frequently, including as a result of the deployment of evolving artificial intelligence tools used to identify vulnerabilities and create more effective phishing attempts, and have the potential to not be recognized until such attacks are launched or have been in place for a period of time. Maintaining, operating, and protecting these systems and related personal and sensitive information about our employees, customers and suppliers requires continuous investments in physical and technological security measures, employee training, and third-party services which we have made and will continue to make. A cyber-attack or security breach could result in, among other things, sensitive and confidential data being lost, manipulated or exposed to unauthorized persons or to the public or delay our ability to process customer orders and manage inventory. While we also seek to obtain assurances from third parties with whom we interact to protect confidential information, there are risks that the confidentiality or accessibility of data held or utilized by such third parties may be compromised.
To date, we have not experienced a material breach of cybersecurity; however, our computer systems and the computer systems of our third-party service providers have been, and will likely continue to be, subjected to unauthorized access or phishing attempts, computer viruses, malware, ransomware or other malicious codes. In particular, the increase in work-from-home arrangements have led businesses to increase reliance on virtual environments and communications systems, which have been subjected to increasing third-party vulnerabilities and security risks.
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

Our dependence on key personnel and the increasing potential for union activity could adversely affect our future results and harm our business.
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
Additionally, as we undertake the transformation plan for our business, we have integrated our strategic initiatives into a cohesive business model which balances competing priorities. If we are unable to implement these strategic initiatives efficiently and effectively, or if these strategic initiatives are unsuccessful, our business, financial condition, results of operations and cash flows could be adversely affected. To facilitate this transformation plan, we are making substantial investments, recruiting new talent, and optimizing our business model, management system, and organization. Accordingly, a strong balance sheet that provides the flexibility to invest in these new growth opportunities and maintaining discipline in our capital allocation is critical to the success of our transformation plans. If we are unable to maintain a strong balance sheet or optimize our capital allocation or are otherwise not successful in executing our strategic initiatives and transformation plan (or are delayed for reasons outside of our control), we may not be able to realize the full benefits of our plan. Furthermore, if we are unable to successfully drive employee or customer adoption of certain strategic initiatives, we may not realize the full benefits of our plan. Additionally, failure to make progress on our plans (or failure to accurately measure progress on our plan), may disrupt the conduct of our business and divert management’s attention and resources. All of which could have an adverse effect on our financial condition and results of operations.
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
Our business, financial condition, results of operations and cash flows have been and may in the future be adversely affected by uncertain global economic conditions, including inflation or deflation, domestic outputs, geopolitical uncertainty and unrest, employment rates and wages, including increases in minimum wage, changes in tax policies, changes in energy costs, instability in credit markets, declining consumer and business confidence, fluctuating commodity prices, elevated interest rates for prolonged periods, monetary policies, volatile exchange rates, changes in fiscal and regulatory priorities resulting from the outcome of the 2024 U.S. presidential election, and other challenges that could affect the global economy. Both our commercial and retail customers may experience deterioration of their financial resources, which could result in existing or potential customers delaying or canceling plans to purchase our products.
Our vendors may also be adversely affected by these and other uncertain or deteriorating macro-economic conditions, which could impact their ability to fulfill their financial obligations to us.
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
The concern over climate change has led to legislative and regulatory initiatives aimed at reducing greenhouse gas emissions (“GHG”). For example, regulations that impose mandatory requirements related to GHG continue to be considered by or have been issued by policy makers in both the federal and certain state governments in the U.S., by the European Union, and by national governments in Canada, the U.K., Australia and elsewhere. Many of the regulations that have been issued create mandatory, annual reporting requirements related to carbon emissions and other sustainability-related information that will ultimately be subject to audit and could expose our company to fines, regulatory inquiry or negative publicity if we fail to comply. Additionally, significant increases in fuel economy requirements, new federal or state restrictions on emissions of carbon dioxide or new federal or state incentive programs that may be imposed on vehicles and automobile fuels could adversely affect demand for the products we sell. We may not be able to accurately predict, prepare for and respond to new kinds of technological innovations with respect to electric vehicles and other technologies that minimize emissions. Laws enacted to reduce GHG could directly or indirectly affect our suppliers and could adversely affect our business, financial condition, results of operations and cash flows. Changes in automotive technology (including the adoption of electric vehicles) and compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers all of which could adversely impact the demand for our products and our business, financial condition, results of operations or cash flows.
Because we are involved in litigation from time to time and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs as well as reputational harm.
We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various reasons, including as a result of new legal or regulatory frameworks. For example, we are party to, among other litigation, numerous pending product liability lawsuits relating to our national distribution of automotive parts and supplies, many of which involve claims of personal injury allegedly resulting from the use of automotive parts distributed by us. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim our business, financial condition, results of operations and cash flows could be materially and adversely affected. In particular, on July 8, 2021, the Washington Supreme Court overturned the order of the Washington Court of Appeals and reinstated the trial court's damage award of $77 million against us.
Additionally, we are subject to an increasing number of laws in the various jurisdictions in which we operate as well as governmental regulations relating to taxes, environmental protection, product quality standards, cybersecurity, machine learning, artificial intelligence, data privacy, building and zoning requirements, and employment law matters. If we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs. In addition, our capital expenses could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.
Changes in legislation or government regulations or policies, particularly those relating to taxation and international trade, could have a significant impact on our results of operations.
Our business is global, so changes to existing international trade agreements, blocking of foreign trade, increased protectionism, or imposition of tariffs on foreign goods could result in decreased revenues and/or increases in pricing, either of which could have an adverse impact on our business, results of operations, financial condition and cash flows in future periods. For instance, the United States imposed Section 232 tariffs on many imported products of steel and aluminum in March 2018 and expanded the tariffs to additional derivative products of steel and aluminum effective February 8, 2020. The United States imposed Section 301 tariffs on most imported products from China starting in July 2018. Although the United States and China reached a Phase One trade deal in January 2020, there was no Phase Two trade deal implemented and most of the tariffs imposed remain in place, while uncertainty persists in the trade relationship between the two countries that impacts the global trade landscape.
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
Many factors influence our reputation and the value of our brands including the perception held by our customers, business partners, investors, other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny related to corporate social responsibility and disclosures and risk of damage to our reputation and the value of our brands if we fail to act responsibly in a number of areas, such as environmental stewardship and sustainability, supply chain management, climate change, diversity, equity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 1C. CYBERSECURITY.

Our information security program is managed by a dedicated Chief Information Security Officer ("CISO"), whose team is responsible for leading enterprise-wide cybersecurity strategy, risk assessment and management policies, standards, architecture, and processes. The CISO, along with the Chief Information and Digital Officer ("CIDO"), each have over 15 years of prior work experience in various roles involving information technology, including security, compliance, and systems. The CISO provides periodic reports, which take into account information from internal stakeholders, known privacy and information security vulnerabilities, threat detection plans, and information from external sources such as reported security incidents, industry trends, and third party evaluations to our CIDO, who provides regular updates to our Audit Committee, Chief Executive Officer, and other members of our executive team. The Audit Committee receives regular updates specific to the Company’s cyber security program and IT security risk, including descriptions of mitigation and incident response plans, projects to continually enhance our information security systems, overviews of awareness and training programs and the emerging threat landscape. The Board of Directors ("Board") has ultimate oversight for risks relating to our information security program and practices and receives periodic updates from the Audit Committee Chair on cybersecurity and IT security risk and mitigation strategies, as well as periodic updates directly from the CIDO and CISO. Our program is regularly evaluated by internal and external resources with the results of those reviews reported to senior management, the Audit Committee and the Board. We also actively engage with key vendors, industry participants, and intelligence and law enforcement communities for benchmarking and awareness of best practices as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. As part of our cybersecurity risk management system, our governance, risk & compliance team tracks and logs privacy and security incidents across GPC as well as performs third-party risk management to identify and mitigate risks from third parties such as vendors and suppliers. The results of our evaluations and the feedback from our engagements are used to drive alignment on, and prioritization of, initiatives to enhance our cybersecurity strategies, policies, and processes and make recommendations to improve processes.
Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program and are based on frameworks established by the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and other applicable industry standards. In connection with our information security program, we perform ongoing internal and external risk assessment activities, and deploy systems, processes, and procedures across our global business units in response to identified risks. As cybersecurity events are detected via our global processes, the potential impact of the events are assessed using a variety of methods, and our incident response plan is enacted as needed. The incident response plan is periodically evaluated by our cybersecurity team as well as by independent advisors using simulated security events. Security awareness training is also key component of our information security program and involves required training for all our teammates.
Although we have not experienced a material breach of cybersecurity to date, our computer systems and the computer systems of our third-party service providers have been, and will likely continue to be, subjected to unauthorized access or phishing attempts, computer viruses, malware, ransomware or other malicious codes. For more information about these and other information security risks we face, see “Item 1A. Risk Factors — Strategic and Operational Risks.”

ITEM 2.    PROPERTIES.
The following table summarizes our company-owned and operated distribution centers, retail stores, branches and service centers as of December 31, 2023:

	Distribution Centers	Other Locations
Automotive:
North America	77	1,797
Europe	81	798
Australasia	14	551
Total Automotive	172	3,146
Industrial:
North America	17	571
Australasia	13	152
Total Industrial	30	723
Total	202	3,869

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
Dividend Information
We have paid a cash dividend to shareholders every year since going public in 1948 and increased the annual dividend for 67 consecutive years through 2023. While we have historically paid dividends to holders of our common stock on a quarterly basis and expect to continue doing so going forward, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our Board of Directors.
Stock Performance Graph
Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return on our common stock against the cumulative total shareholder return of the Standard and Poor’s ("S&P") 500 Stock Index and a peer group composite index (“Peer Index”) structured by us as set forth below for the five year period that commenced December 31, 2018 and ended December 31, 2023. This graph assumes that $100 was invested on December 31, 2018 in Genuine Parts Company common stock, the S&P 500 Stock Index (we are a member of the S&P 500 Stock Index, and our cumulative total shareholder return went into calculating the S&P 500 Stock Index results set forth in the graph) and the peer group composite index as set forth below, and assumes reinvestment of all dividends.
Comparison of five year cumulative total shareholder return
Genuine Parts Company, S&P 500 Stock Index and peer group composite index

Cumulative Total Shareholder Return $ at Fiscal Year End	2018	2019	2020	2021	2022	2023
Genuine Parts Company	$100.00	$114.05	$111.55	$159.95	$202.85	$161.92
S&P 500 Stock Index	$100.00	$131.49	$155.68	$200.38	$164.09	$180.43
Peer Index	$100.00	$106.68	$127.19	$156.37	$126.21	$145.65

In constructing the Peer Index for use in the stock performance graph above, we used the shareholder returns of various publicly held companies (weighted in accordance with each company’s stock market capitalization at December 31, 2018 and including reinvestment of dividends) that compete with us in our two industry segments: automotive parts and industrial parts (each group of companies included in the Peer Index as competing with us in a separate industry segment is hereinafter referred to as a “Peer Group”). Included in the automotive parts Peer Group are those companies making up the Dow Jones U.S. Auto Parts Index (we are a member of such industry group, and its individual shareholder return was included when calculating the Peer Index results set forth in the performance graph). Included in the industrial parts Peer Group are Applied Industrial Technologies, Inc., Fastenal Company, and W.W. Grainger, Inc. In determining the Peer Index, each Peer Group was weighted to reflect our annual net sales in each industry segment.
Holders
As of December 31, 2023, there were 6,690 holders of record of the company’s common stock. The number of holders of record does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.
Issuer Purchases of Equity Securities
The following table provides information about the purchases of shares of the company’s common stock during the three month period ended December 31, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2023 through October 31, 2023	2,667	$140.57	534,870	8,678,794
November 1, 2023 through November 30, 2023	6,644	$133.57	93,917	8,584,877
December 1, 2023 through December 31, 2023	8,276	$137.92	46,832	8,538,045
Total	17,587	$136.69	675,619	8,538,045
(1)Includes shares surrendered by employees to the company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of share appreciation rights and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15 million shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The authorization for these repurchase plans continues until all such shares have been repurchased or the repurchase program is terminated by action of the Board of Directors. The program may be suspended at any time and does not have an expiration date. Approximately 8.5 million shares authorized remain available to be repurchased by the company. There were no other repurchase plans announced as of December 31, 2023.

ITEM 6.    [RESERVED]

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
In 2023, we conducted business in North America, Europe and Australasia from more than 10,700 locations. Our Automotive business operated in the U.S., Canada, Mexico, France, the U.K., Ireland, Germany, Poland, the Netherlands, Belgium, Spain, Portugal, Australia and New Zealand in 2023 and accounted for approximately 62% of total revenues for the year. Our Industrial business operated in the U.S., Canada, Mexico, Australia, New Zealand, Indonesia and Singapore and accounted for approximately 38% of total revenues.
Our mission is to be an employer of choice, supplier of choice, valued customer, good corporate citizen and investment of choice for all our shareholders. Additionally, we strive to be a respected community member that gives back to the communities in which we operate. Our strategic financial objectives are intended to align with our mission and drive value for all our stakeholders. Our strategic financial objectives include: (1) revenue growth in excess of market growth; (2) continuously improving operating margins; (3) maintaining a strong balance sheet and cash flows; and (4) effective capital allocation.
KEY PERFORMANCE INDICATORS
We consider a variety of performance and financial measures in assessing our business, and the key performance indicators used to measure our results are summarized below.
Comparable Sales
Comparable sales refer to period-over-period comparisons of our net sales excluding the impact of acquisitions, divestitures, foreign currency and other. Our calculation of comparable sales is computed using total business days for the period and is inclusive of both company-owned stores and sales to our independent owner's stores. We consider this metric useful to investors because it provides greater transparency into management’s view and assessment of our core ongoing operations. This metric is widely used by analysts, investors and competitors in our industry, although our calculation of the metric may not be comparable to similar measures disclosed by other companies, because not all companies and analysts calculate this metric in the same manner.
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
Selling, Administrative and Other Expenses ("SG&A")
SG&A includes all personnel and personnel-related costs at our corporate offices, segment headquarters, distribution centers, stores and branches, which accounts for more than 60% of total SG&A. Additional costs in SG&A include our facilities, freight and delivery, marketing, advertising, technology, digital, legal and professional costs. Freight and delivery costs are the shipping and handling costs incurred related to delivering merchandise to our customers. We believe SG&A is a useful measure because it allows management, analysts, investors and others to understand the level of costs we incur operating our business each period.
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
CONSOLIDATED RESULTS OF OPERATIONS
Our discussion of our results focuses on 2023 and 2022 and year-to-year comparisons between those periods. Discussions of 2021 results and year-to-year comparisons between 2022 and 2021 results are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Our sales increased 4.5% in 2023, highlighted by the strength of our Industrial and international automotive businesses, which continued to grow as a result of increased market share and the benefits of recent acquisitions. Our sales growth in 2023 was partially offset by a slight decline in sales at our U.S. Automotive business, which was negatively impacted by moderating inflation levels, which adversely impacted the pricing environment year-over-year, and higher interest rates, which reduced sales to our independent owners.
Our earnings grew 11.3% in 2023, driven by sales growth in our Industrial and international automotive businesses combined with a 90 basis point improvement in gross margin, which resulted from our investments in pricing initiatives and strategic sourcing programs.

Our results of operations are summarized below for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023		2022
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$23,090,610	100.0%	$22,095,973	100.0%	$994,637	4.5%
Cost of goods sold	14,799,938	64.1%	14,355,869	65.0%	444,069	3.1%
Gross profit	8,290,672	35.9%	7,740,104	35.0%	550,568	7.1%
Operating expenses:
Selling, administrative and other expenses	6,167,143	26.7%	5,758,295	26.1%	408,848	7.1%
Depreciation and amortization	350,529	1.5%	347,819	1.6%	2,710	0.8%
Provision for doubtful accounts	25,947	0.1%	19,791	0.1%	6,156	31.1%
Total operating expenses	6,543,619	28.3%	6,125,905	27.7%	417,714	6.8%
Non-operating expenses (income):
Interest expense, net	64,469	0.3%	73,887	0.3%	(9,418)	(12.7)%
Other	(59,764)	(0.3)%	(32,290)	(0.1)%	(27,474)	85.1%
Total non-operating expenses	4,705	—%	41,597	0.2%	(36,892)	(88.7)%
Income before income taxes	1,742,348	7.5%	1,572,602	7.1%	169,746	10.8%
Income taxes	425,824	1.8%	389,901	1.8%	35,923	9.2%
Net income	$1,316,524	5.7%	$1,182,701	5.4%	$133,823	11.3%

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	$ Change	% Change
Diluted EPS	$9.33	$8.31	$1.02	12.3%
Adjusted EBITDA	$2,157,346	$1,999,329	$158,017	7.9%
Automotive segment profit	$1,174,880	$1,191,674	$(16,794)	(1.4)%
Industrial segment profit	$1,102,836	$886,636	$216,200	24.4%
Total segment profit	$2,277,716	$2,078,310	$199,406	9.6%
Automotive segment margin	8.2%	8.7%
Industrial segment margin	12.5%	10.5%
Total segment margin	9.9%	9.4%
Net Sales
Our net sales increase of 4.5% includes a 3.1% comparable sales increase and a 2.0% positive impact from acquisitions, slightly offset by an unfavorable impact of foreign currency and other of 0.6%.
Automotive
Net sales for Automotive were $14.2 billion in 2023, a 4.2% increase from 2022. The increase includes a 2.8% contribution from acquisitions and 2.1% growth in comparable sales, partially offset by a 0.7% unfavorable impact from foreign currency and other.
The increase in comparable sales is driven by higher sales in our international businesses, partially offset by a decline in comparable sales in our U.S. Automotive business. Our international businesses benefited from successfully executing strategic initiatives to grow market share and a favorable pricing environment driven by inflation levels, particularly in Europe. These initiatives include investing in technology and enhancing our supply chains to better serve core customers, continuing to expand the rollout of private-label, NAPA branded products in Europe and focusing on the development of key customer accounts. The decline in sales in our U.S. Automotive business was due to a combination of factors, including higher interest rates, which reduced sales to our independent owners. In addition, inflation levels, which produced a benefit to the price we charge to our customers in 2022, moderated throughout 2023, reducing sales year-over-year. Further, lingering supply chain constraints negatively impacted inventory availability in certain product categories resulting in lower sales.

The net sales benefit Automotive received from acquisitions includes the impact of our entry into new markets in Spain and Portugal in 2022 and continued expansion in those markets in 2023. The unfavorable impact of foreign currency primarily results from the weakening of the Australian and Canadian dollars compared to the U.S. dollar throughout 2023. The strengthening of the Euro compared to the U.S. dollar largely offset this unfavorable impact.
Industrial
Net sales for Industrial were $8.8 billion in 2023, a 4.9% increase from 2022. The increase includes 4.8% growth in comparable sales and a 0.6% contribution from acquisitions. This was slightly offset by a 0.5% unfavorable impact of currency translation.
Our growth in comparable sales reflects the positive impact of our ongoing sales and pricing initiatives and continued growth in many of the industry segments we serve. Our initiatives include investments to drive improved pricing, technology and supply chain capabilities that are helping to win market share. We attribute our success to our highly diversified product and service offerings, the size and scale or our global network, and strategic acquisitions, including the ongoing benefits from the 2022 acquisition of KDG.
Gross Profit & Gross Margin
Gross profit increased $551 million, or approximately 7.1%, from 2022 and gross margin increased to 35.9% from 35.0% in 2022. The increase in gross profit in 2023 was primarily driven by the increases in net sales. The 90 basis point improvement in gross margin was driven by our strategic pricing and sourcing initiatives. These initiatives include enhancing technology to generate better pricing data and analytics, which allows us to respond in real time to shifting pricing dynamics across each market we serve as well as strategies related to sourcing product more efficiently.
Operating Expenses
SG&A expenses represent 26.7% of net sales in 2023 compared to 26.1% of net sales in 2022. The increase is primarily driven by planned increases in personnel costs due to wage inflation and global investments in information technology to support our ongoing strategic initiatives. Our investments in technology include improving the digital experience for our employees and customers, enhancing our pricing technology, increasing the automation used in our distribution centers, and modernizing our payment platforms, among others. We also are investing in our supply chain to ensure we have the right assortment for our customers, positioned closer to their places of business so that we can distribute product at a lower cost. Finally, we incurred increased rent and facilities costs in 2023, primarily from inflation on lease renewals and costs for new automotive stores and outlets opened in the U.S. and Europe.
In February 2024, we approved and announced a global restructuring designed to better align our assets and further improve the efficiency of the business. This initiative includes an announced voluntary retirement offer in the U.S., along with a rationalization and optimization of certain distribution centers, stores and other facilities. We expect to incur costs of between $100 million and $200 million related to the restructuring efforts in 2024. As a result of the global restructuring, we expect to realize approximately $20 to $40 million of savings in 2024, and approximately $45 million to $90 million on an annualized basis. We expect to substantially complete the initiative by the end of 2025. The estimated charges that we expect to incur are subject to a number of assumptions, and actual amounts may differ materially from such estimates. We may also incur additional charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of these initiatives.
Non-Operating Expenses and Income
We incurred $5 million in net non-operating expenses in 2023, a $37 million change from $42 million in net non-operating expenses in 2022. This category primarily includes net interest expense, pension and investment income, foreign currency gains and losses, and fees associated with our Accounts Receivable Sales Agreement ("A/R Sales Agreement"). The $37 million change includes the effects of a $27 million increase in other non-operating income driven by increased pension income, foreign currency gains, and income from cash surrender value of life insurance policies. It also includes the effects of a $9 million decrease in net interest expense in 2023, which reflects the effects of funding more capital expenditures and adjusting our capital structure to reduce our dependency on higher-cost, short-term financing.

Segment Profit
Automotive
Automotive segment profit for 2023 was $1.2 billion, a decrease of 1.4% from 2022. Segment margin decreased 50 basis points to 8.2% in 2023 compared to 8.7% in 2022. Automotive segment margin was negatively impacted by lower sales in the U.S., as described herein, combined with planned investments in wages and information technology.
Industrial
Industrial segment profit increased 24.4% to $1.1 billion and its segment margin improved 200 basis points to 12.5% compared to 10.5% in 2022. The improved Industrial segment margin is primarily due to continued sales growth and our focus on leveraging expenses and executing supply chain initiatives as well as other strategic initiatives in areas such as category management and pricing. Our segment margin also benefited from the accelerated integration of KDG, allowing us to realize more synergies earlier than planned.
Income Taxes
Our effective income tax rate was 24.4% as of December 31, 2023, compared to 24.8% in 2022. For the year ended December 31, 2023, the rate decrease is primarily due to domestic tax credit benefits and statute-related adjustments.
Effective for years starting on or after December 31, 2023, certain countries have enacted legislation establishing a global 15% per-country minimum tax, which we do not expect to have a material impact to our financial statements.
Net Income
Net income was $1.3 billion in 2023 compared to $1.2 billion in 2022. Diluted earnings per share ("EPS") was $9.33 in 2023, up 12.3% compared to $8.31 in 2022. Adjusted net income was $1.3 billion in 2023, an increase of 10.9% from $1.2 billion in 2022. Adjusted diluted EPS was $9.33, a 11.9% increase compared to $8.34 in 2022. EBITDA was $2.2 billion in 2023, an increase of 8.2% from $2.0 billion in 2022. Adjusted EBITDA was $2.2 billion in 2023, an increase of 7.9% from $2.0 billion in 2022.
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
Non-GAAP Financial Measures
The following tables set forth reconciliations of net income and diluted EPS to adjusted net income and adjusted diluted EPS, respectively, to account for the impact of adjustments. We also include reconciliations from net income to adjusted EBITDA, net income to total segment profit and total segment margin and segment profit to segment EBITDA and adjusted EBITDA for each segment. We believe that the presentation of adjusted net income, adjusted diluted EPS, total segment profit and adjusted EBITDA, which are not calculated in accordance with GAAP, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to both management and investors that is indicative of our core operations. We consider these metrics useful to investors because they provide greater transparency into management’s view and assessment of our ongoing operating performance by removing items management believes are not representative of our operations and may distort our longer-term operating trends. We believe these measures to be useful to enhance the comparability of our results from period to period and with our competitors, as well as to show ongoing results from operations distinct from items that are infrequent or not associated with our core operations. We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.

The table below represents a reconciliation from GAAP net income to adjusted net income:

	Year Ended December 31,
(in thousands)	2023	2022
GAAP net income	$1,316,524	$1,182,701

Adjustments:
Gain on sales of real estate (1)	—	(102,803)
Gain on insurance proceeds (2)	—	(1,507)
Product liability adjustment (3)	—	28,730
Transaction and other costs (4)	—	80,601
Total adjustments	—	5,021
Tax impact of adjustments (5)	—	(137)
Adjusted net income	$1,316,524	$1,187,585
The table below represents amounts per common share assuming dilution:

	Year Ended December 31,
(in thousands, except per share data)	2023	2022
GAAP diluted EPS	$9.33	$8.31

Adjustments:
Gain on sales of real estate (1)	—	(0.72)
Gain on insurance proceeds (2)	—	(0.01)
Product liability adjustment (3)	—	0.20
Transaction and other costs (4)	—	0.56
Total adjustments	—	0.03
Tax impact of adjustments (5)	—	—
Adjusted diluted EPS	$9.33	$8.34
Weighted average common shares outstanding - assuming dilution	141,034	142,322
(1)Adjustment reflects a gain on the sale of real estate that had been leased to S.P. Richards.
(2)Adjustment reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs.
(3)Adjustment to remeasure product liability for a revised estimate of the number of claims to be incurred in future periods, among other assumptions.
(4)Adjustment primarily includes costs of $67 million associated with the January 3, 2022 acquisition and integration of KDG which includes a $17 million impairment charge. The impairment charge was driven by a decision to retire certain legacy trade names, classified as other intangible assets, prior to the end of their estimated useful lives as part of executing our KDG integration and rebranding strategy. Separately, this adjustment includes an $11 million loss related to an investment.
(5)We determine the tax effect of non-GAAP adjustments by considering the tax laws and statutory income tax rates applicable in the tax jurisdictions of the underlying non-GAAP adjustments, including any related valuation allowances. For the year ended December 31, 2022, we applied the statutory income tax rates to the taxable portion of all of our adjustments, which resulted in a tax impact of $137 thousand. A portion of our transaction costs included in our non-GAAP adjustments for the year ended December 31, 2022 were not deductible for income tax purposes; therefore, no statutory income tax rate was applied to such costs.
The table below represents a reconciliation from GAAP net income to adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2023	2022
GAAP net income	$1,316,524	$1,182,701
Depreciation and amortization	350,529	347,819
Interest expense, net	64,469	73,887
Income taxes	425,824	389,901
EBITDA	2,157,346	1,994,308
Total adjustments (1)	—	5,021
Adjusted EBITDA	$2,157,346	$1,999,329
(1)Amounts are the same as adjustments included within the adjusted net income table above.
The table below clarifies where the adjusted items are presented in the consolidated statement of income:

	Year Ended December 31,
(in thousands)	2023	2022
Line item:
Cost of goods sold	$—	$5,000
Selling, administrative and other expenses	—	(7,472)
Non-operating expenses (income): Other	—	7,493
Total adjustments	$—	$5,021
The table below represents a reconciliation from GAAP net income to total segment profit:

	Year Ended December 31,
(in thousands)	2023	2022
GAAP net income	$1,316,524	$1,182,701
Income taxes	425,824	389,901
Income before income taxes	1,742,348	1,572,602
Interest expense, net	64,469	73,886
Corporate expense	323,721	269,364
Intangible asset amortization	147,178	157,437
Other unallocated costs (1)	—	5,021
Total segment profit	$2,277,716	$2,078,310

GAAP net sales	$23,090,610	$22,095,973
GAAP net income margin (2)	5.7%	5.4%
Total segment profit margin (3)	9.9%	9.4%
(1)Amounts are the same as adjustments included within the adjusted net income table above.
(2)Represents GAAP net income as a percentage of GAAP net sales.
(3)Represents total segment profit as a percentage of GAAP net sales.

The table below represents a reconciliation from segment profit to segment EBITDA and adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2023	2022
Automotive:
Segment Profit	$1,174,880	$1,191,674
Depreciation	164,254	146,819
Other costs (1)	—	35,708
Automotive segment EBITDA	1,339,134	1,374,201

Industrial:
Segment Profit	1,102,836	886,636
Depreciation	30,085	29,670
Other costs (1)	—	22,348
Industrial segment EBITDA	1,132,921	938,654

Corporate:
Corporate expense	(323,721)	(269,364)
Depreciation	9,012	13,893
Other costs (1)	—	(58,055)
Other unallocated costs (2)	—	(5,021)
Corporate EBITDA	(314,709)	(318,547)
Total adjustments (2)	—	5,021
Corporate adjusted EBITDA	$(314,709)	$(313,526)

Adjusted EBITDA	$2,157,346	$1,999,329
(1)    These represent costs for certain functions, including cybersecurity and product liability litigation that were transferred to Corporate beginning in 2023 to be streamlined and centrally managed. We presented the 2022 comparative period to reflect how management manages these costs in 2023 and going forward.
(2)    Amounts are the same as adjustments included within the adjusted net income table above.
OUTLOOK
We expect continued revenue and earnings growth in 2024, despite uncertain economic conditions. Positive trends related to miles driven, aging vehicles and continued limited new car inventory remain supportive of the sustained demand for our global Automotive business. In addition, we believe our Industrial business benefits from the diversity of our product and service offerings. We expect our growing capabilities in industrial solutions, including automation, fluid power and conveyance to be differentiators for our business.
We expect macroeconomic headwinds to result in continued pressure in 2024. In particular, our customers are facing economic challenges from persistent cost and wage inflation, heightened interest rates and general economic uncertainty. Our 2024 Automotive net sales growth includes the negative impact of new supplier incentives that will benefit our customers. We negotiated these as part of changing certain supplier relationships. The new supplier incentives we receive will be recognized as part of our inventory cost, reducing cost of sales, and the incentives we pass to our customers will be recognized as a reduction of net sales. On a like-for-like basis, we do not anticipate any significant negative impact to gross profit from these new arrangements. We expect this structure, among other factors, to continue to impact our overall sales growth throughout 2024.
We are committed to improving operating leverage and continued earnings growth through disciplined cost actions and initiatives. We continue to execute our strategic pricing and sourcing initiatives and expect to drive improvement in gross margins. We expect to continue to make global investments in information technology and supply chain to support our ongoing strategic initiatives and improve our product availability across all categories, which will impact our costs. We will continue to manage inventory strategically to maximize our ability to quickly adjust with customer demand, which will impact our cash from operations. We remain committed to driving sales and earnings growth throughout 2024, while continuing to return cash to our shareholders. Our outlook for 2024 reflects the ongoing confidence in our strategic plans and our ability to execute through the dynamic economic environment.
FINANCIAL CONDITION
Our cash balance at December 31, 2023 was $1.1 billion compared to cash of $653 million a year ago. Accounts receivable increased $35 million, or 1.6%, from December 31, 2022 primarily due to higher net sales. Inventory increased $235 million, or 5.3% from December 31, 2022 in association with new store openings in Automotive and improving inventory levels based on customer demand. Accounts payable increased $43 million, or 0.8% from December 31, 2022 due to increased purchases to support higher net sales. Total debt of $3.9 billion at December 31, 2023 increased $577 million from December 31, 2022 primarily due to the November 1, 2023 Senior Notes offering (as discussed below).
LIQUIDITY AND CAPITAL RESOURCES
Our strong financial position and cash flow performance have provided us with the capacity to invest in acquisitions, capital expenditures and technology to support our global growth strategy, as well as return value to our shareholders through dividends and share repurchases. Our sources of capital consist primarily of cash flows from operations, supplemented as necessary by issuing commercial paper, private and public issuances of debt and bank borrowings.
Sources and Uses of Cash
A summary of our consolidated statements of cash flows is as follows:

	Year Ended December 31,
(In thousands)	2023	2022	$ Change	% Change
Operating activities	$1,435,610	$1,466,971	$(31,361)	(2.1)%
Investing activities	$(705,792)	$(1,684,240)	$978,448	(58.1)%
Financing activities	$(292,161)	$205,101	$(497,262)	(242.4)%
Operating Activities
The cash provided by operating activities decreased $31 million compared to 2022. The decrease is driven by changes in working capital, primarily the result of extended payment terms received in 2021 and 2022 that did not repeat in the current year. The decrease was partially offset by an increase in net income.
Investing Activities
We continue to invest in our business through strategic acquisitions and capital expenditures to broaden our product and service offerings, improve our business operations and expand our global footprint. In 2023, net cash used in investing activities included $513 million in capital expenditures to improve our supply chain, facilities, and technology environment and $309 million used for acquisitions of businesses and other investing activities. Additionally, we received $80 million related to cash proceeds from the sale of our remaining investment in S.P. Richards and other investments and $25 million proceeds from the sale of property, plant and equipment.
Financing Activities
Cash used in financing activities reflects dividends paid to shareholders of $527 million and repurchases of our common stock of $261 million. This was partially offset by $531 million of cash after application of the net proceeds from debt primarily from the 2023 Senior Notes offering (described below). In 2023, we announced a 6% increase in our regular quarterly cash dividend, we have paid a cash dividend every year since going public in 1948, and 2023 marks the 67th consecutive year of increased dividends paid to shareholders.
Currently, we believe that our cash on hand and available short-term and long-term sources of capital are sufficient to fund our operations in both the short and long term, including working capital requirements, strategic acquisitions, dividends, share repurchases, capital expenditures, scheduled debt and interest payments, and income tax obligations.
Notes and Other Borrowings
On November 1, 2023, we issued $425 million of unsecured 6.50% Senior Notes due 2028. Simultaneously, we issued $375 million of unsecured 6.88% Senior Notes due 2033. For both offerings, interest is payable semi-annually on November 1 and May 1 of each year, beginning on May 1, 2024.

On November 29, 2023, we entered into a commercial paper program that allows us to issue unsecured commercial paper notes up to $1.5 billion. As of December 31, 2023, we had no borrowings outstanding under our commercial paper program.
At December 31, 2023, we had $3.9 billion of unsecured Senior Notes outstanding. Approximately $1.6 billion of these borrowings contain covenants related to a maximum debt to EBITDA ratio and certain limitations on additional borrowings. At December 31, 2023, we were in compliance with the covenants under our Syndicated Facility Agreement, dated as of October 30, 2020, as amended (the "Unsecured Revolving Credit Facility") and our outstanding unsecured Senior Notes. Any failure to comply with our debt covenants or restrictions could result in a default under our financing arrangements or require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could create cross defaults under other debt arrangements and have a material adverse effect on our business, financial condition, results of operations and cash flows.
We ended the year with $2.6 billion of total liquidity (comprising $1.5 billion availability on the revolving credit facility and $1.1 billion of cash and cash equivalents). Due to the workers’ compensation and insurance reserve requirements in certain states, we also had unused letters of credit of approximately $71 million outstanding at December 31, 2023. Our unused letters of credit expire within one year, but have automatic renewal clauses. From time to time, we may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk.
Our total average cost of debt was 3.16% at December 31, 2023 and 2.33% at December 31, 2022. Total interest expense, net of interest income, for all borrowings was $64 million and $74 million in 2023 and 2022, respectively. Refer to the Debt Footnote in the Notes to Consolidated Financial Statements for more information.
Contractual and Other Obligations
The following table summarizes our material cash requirements at December 31, 2023 that we expect to be paid in cash. The table does not include amounts that are contingent on events or other factors that are uncertain or unknown at this time, including legal contingencies and uncertain tax positions. The amounts presented are based on various estimates and actual results may vary from the amounts presented.

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Debt	$3,934,374	$355,298	$856,627	$823,143	$1,899,306
Operating leases	1,509,024	348,947	533,046	279,918	347,113
Total material cash requirements	$5,443,398	$704,245	$1,389,673	$1,103,061	$2,246,419
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
Additionally, we guarantee the borrowings of certain independently owned automotive parts stores (independents) and certain other affiliates in which we have a noncontrolling equity ownership interest (affiliates). Our maximum exposure to loss as a result of our involvement with these independents and affiliates is generally equal to the total borrowings subject to our guarantee. At December 31, 2023, the total borrowings of the independents and affiliates subject to guarantee by the company were approximately $954 million. These loans generally mature over periods from one to six years. Our amount of commitment expiring in 2024 is approximately $342 million. To date, we have had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings.
Share Repurchases
In 2023, we repurchased approximately 1.8 million shares of our common stock for an aggregate $261 million, and we had remaining authority to purchase approximately 8.5 million shares of our common stock at December 31, 2023. We expect to remain active in our share repurchase program and continue to return capital to our shareholders. There were no other repurchase plans announced as of December 31, 2023.

Capital Resources
Our total debt outstanding at December 31, 2023 increased by $577 million from December 31, 2022, as discussed above. We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios. The table below reflects our debt ratings by Standard & Poor’s ("S&P") and Moody’s as of December 31, 2023, which provide an enhanced understanding of our sources of liquidity and the effect of our ratings on our cost of debt. A debt rating is not a recommendation by the rating agency to buy, sell, or hold and each rating should be evaluated independently of any other rating. Credit rating agencies review their ratings periodically and, therefore, the credit ratings assigned to us by each agency may be subject to revision at any time.

Debt Ratings	S&P	Moody's
Commercial paper	A-2	P-2
Long-term debt	BBB	Baa1
Outlook	Stable	Stable
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
Consideration Received from Vendors
We frequently enter into agreements with our vendors that provide for inventory purchase incentives. Generally, we earn inventory purchase incentives upon achieving specified volume purchasing levels or other similar criteria. We accrue for the receipt of these incentives as a deduction from our inventory carrying cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. We recognize these incentives in earnings as a reduction of costs of goods sold as the corresponding inventory is sold to our customers. While management believes we will continue to receive consideration from vendors in 2024 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future or that we will be able to achieve the specified volumes necessary to take advantage of such incentives. Consideration receivable from vendors, generally reflected in prepaid expenses and other current assets, was $928 million and $847 million as of December 31, 2023 and December 31, 2022, respectively.
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

Employee Benefit Plans
Our benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of our pension plan assets. Our U.S. plan, our largest pension plan, is well-funded, with a fund status of 131% at December 31, 2023. The plans in Europe are unfunded and therefore there are no plan assets. Our pension plan investment strategy implemented by our management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in the U.S. and Canada, as well as fiduciary standards. The long-term primary objectives for the pension plan funds are to provide for a reasonable amount of long-term growth of capital without undue exposure to risk, protect the assets from erosion of purchasing power and provide investment results that meet or exceed the pension plans’ actuarially assumed long-term rates of return. Our investment strategy with respect to pension plan assets is to generate a return in excess of the passive portfolio benchmark (38% U.S. Large-cap stocks, 4% U.S. Mid-cap stocks, 5% U.S. Small-cap stocks, 10% International stocks, 3% Emerging Market stocks and 40% Barclays U.S. Gov/Credit Index).
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
Based on the investment policy for the pension plans, as well as an asset study that was performed based on our asset allocations and future expectations, our expected rate of return on plan assets for measuring 2024 pension income is 7.61% for the plans. The asset study forecasted expected rates of return for the approximate duration of our benefit obligations, using capital market data and historical relationships.
The discount rate is chosen as the rate at which pension obligations could be effectively settled and is based on capital market conditions as of the measurement date. We have matched the timing and duration of the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed income debt instruments to select our discount rate. Based upon this cash flow matching analysis, we selected a weighted average discount rate for the plans of 5.30% at December 31, 2023.
Our pension income for 2023 is determined at the December 31, 2022 measurement date. A 25 basis point increase in discount rate would result in an approximate $44 million decrease on our projected benefit obligation. A 25 basis point decrease in discount rate would result in approximate $46 million increase on our projected benefit obligation. A 25 basis point change in discount rate would have an immaterial impact on our pension income. A 25 basis point change in expected return on asset would have an approximate $6 million impact on our pension income. These sensitivities reflect the effect of changing one assumption at a time and assume no changes to the design of the pension plans.
Effective December 31, 2013, our defined benefit pension plans were amended to freeze benefit plan accruals for participants and provide for immediate vesting of accrued benefits. Net periodic benefit income for our defined benefit pension plans was $44 million, $27 million, and $19 million for the years ended December 31, 2023, 2022 and 2021, respectively. The income associated with the pension plans in 2023, 2022 and 2021 reflects the impact of the freeze. Refer to the Employee Benefit Plans Footnote of the Notes to Consolidated Financial Statements for more information regarding employee benefit plans.
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
Foreign Currency
We incur translation gains or losses resulting from the translation of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. For the periods presented, our principal foreign currency exchange exposures are the Euro, the primary functional currency of our European operations; the Canadian dollar, the functional currency of our Canadian operations; and the Australian dollar, the primary functional currency of our Australasian operations. We monitor our foreign currency exposures and from time to time, we enter into currency forward contracts to manage our exposure to currency fluctuations. Foreign currency exchange exposure, in regard to the Australian and Canadian dollar, negatively impacted our results, while the Euro positively impacted our results for the year ended December 31, 2023. Foreign currency exchange exposure, particularly in regard to the Australian and Canadian dollar, and to a lesser extent the Euro, positively impacted our results for the year ended December 31, 2022.
During 2023 and 2022, it was estimated that a 10% shift in exchange rates between those foreign functional currencies and the U.S. dollar would have impacted translated net sales by approximately $797 million and $723 million, respectively. A 15% shift in exchange rates between those functional currencies and the U.S. dollar would have impacted translated net sales by approximately $1.2 billion in 2023 and $1.1 billion in 2022. A 20% shift in exchange rates between those functional currencies and the U.S. dollar would have impacted translated net sales by approximately $1.6 billion in 2023 and $1.4 billion in 2022.

Interest Rates
We are subject to interest rate volatility with regard to existing and future issuances of debt and with respect to the A/R Sales Agreement, for which the fees are linked to interest rate changes. We monitor our mix of fixed-rate and variable-rate debt as well as our mix of short-term debt and long-term debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. As of December 31, 2023, we primarily had fixed-rate debt. Based on our variable-rate debt and derivative instruments outstanding as of December 31, 2023 and 2022, we estimate that a 100 basis point increase in interest rates would have an immaterial impact in 2023 and 2022 and would increase the fees on our A/R Sales Agreement by $10 million.
Inflation
In fiscal years 2023 and 2022, we experienced inflationary pressures across various parts of our business and operations, including, but not limited to, increases to our product costs, overhead costs and rising costs across our supply chain. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genuine Parts Company and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genuine Parts Company and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Loss Contingencies Related to Product Liabilities
Description of the Matter	As disclosed in Notes 1 and 16 to the consolidated financial statements, the Company is subject to pending product liability lawsuits resulting from its national distribution of automotive parts and supplies. The Company accrues for loss contingencies related to product liabilities if it is probable that the Company will incur a loss and the loss can be reasonably estimated. The amount accrued for product liabilities as of December 31, 2023 was $244 million.

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

To test the estimated loss contingencies related to product liabilities, our audit procedures included, among others, assessing the methodology used, testing the significant assumptions, including testing the completeness and accuracy of the underlying data, and comparing significant assumptions to historical claims as well as external data. We evaluated the legal letters obtained from internal and external legal counsel, held discussions with legal counsel, and performed a search for new or contrary evidence affecting the estimate. We involved our actuarial specialists to assist in our evaluation of the methodology and assumptions used by management and to independently develop a range of estimated product liabilities using the Company’s historical data as well as other information available for similar cases. We compared the Company's estimated loss contingencies related to product liabilities to the range developed by our actuarial specialists. We also assessed the adequacy of the Company’s disclosures, included in Notes 1 and 16 to the consolidated financial statements, in relation to this matter.

/s/ Ernst & Young LLP

We have served as the company’s auditor since 1948.

Atlanta, Georgia
February 22, 2024

Genuine Parts Company and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data and per Share Amounts)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,102,007	$653,463
Trade accounts receivable, net	2,223,431	2,188,868
Merchandise inventories, net	4,676,686	4,441,649
Prepaid expenses and other current assets	1,603,728	1,532,759
Total current assets	9,605,852	8,816,739
Goodwill	2,734,681	2,588,113
Other intangible assets, net	1,792,913	1,812,510
Property, plant and equipment, net	1,616,785	1,326,014
Operating lease assets	1,268,742	1,104,678
Other assets	949,481	847,325
Total assets	$17,968,454	$16,495,379

Liabilities and equity
Current liabilities:
Trade accounts payable	$5,499,536	$5,456,550
Current portion of debt	355,298	252,029
Other current liabilities	1,839,640	1,851,340
Dividends payable	132,635	126,191
Total current liabilities	7,827,109	7,686,110
Long-term debt	3,550,930	3,076,794
Operating lease liabilities	979,938	836,019
Pension and other post-retirement benefit liabilities	219,644	197,879
Deferred tax liabilities	437,674	391,163
Other long-term liabilities	536,174	502,967
Equity:
Preferred stock, par value $1 per share — authorized 10,000,000 shares; none issued	—	—
Common stock, par value $1 per share - authorized 450,000,000 shares; issued and outstanding - 2023 - 139,567,071 shares and 2022 - 140,941,649 shares	139,567	140,941
Additional paid-in capital	173,025	140,324
Accumulated other comprehensive loss	(976,872)	(1,032,542)
Retained earnings	5,065,327	4,541,640
Total parent equity	4,401,047	3,790,363
Noncontrolling interests in subsidiaries	15,938	14,084
Total equity	4,416,985	3,804,447
Total liabilities and equity	$17,968,454	$16,495,379
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except per Share Amounts)

	Year Ended December 31,
	2023	2022	2021
Net sales	$23,090,610	$22,095,973	$18,870,510
Cost of goods sold	14,799,938	14,355,869	12,236,374
Gross profit	8,290,672	7,740,104	6,634,136
Operating expenses:
Selling, administrative and other expenses	6,167,143	5,758,295	5,162,506
Depreciation and amortization	350,529	347,819	290,971
Provision for doubtful accounts	25,947	19,791	17,739
Total operating expenses	6,543,619	6,125,905	5,471,216
Non-operating expenses (income):
Interest expense, net	64,469	73,887	62,150
Other	(59,764)	(32,290)	(99,576)
Total non-operating expenses (income)	4,705	41,597	(37,426)
Income before income taxes	1,742,348	1,572,602	1,200,346
Income taxes	425,824	389,901	301,556
Net income	$1,316,524	$1,182,701	$898,790
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands, Except per Share Amounts)

	Year Ended December 31,
	2023	2022	2021
Net income	$1,316,524	$1,182,701	$898,790
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	64,429	(143,890)	(65,843)
Cash flow hedge adjustments, net of income taxes in 2023 — $951, 2022 — $4,612, and 2021 — $5,535	2,572	12,470	14,965
Pension and postretirement benefit adjustments, net of income taxes of 2023 — $4,174, 2022 — $15,846, and 2021 — $84,650	(11,331)	(43,383)	229,641
Other comprehensive income (loss), net of tax	55,670	(174,803)	178,763
Comprehensive income	$1,372,194	$1,007,898	$1,077,553
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Equity
(In Thousands, Except Share Data and per Share Amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non- controlling Interests in Subsidiaries	Total Equity
	Shares	Amount
Balance at January 1, 2021	144,354,335	$144,354	$117,165	$(1,036,502)	$3,979,779	$3,204,796	$13,207	$3,218,003
Net Income	—	—	—	—	898,790	898,790	—	898,790
Other comprehensive income, net of tax	—	—	—	178,763	—	178,763	—	178,763
Cash dividends declared, $3.26 per share	—	—	—	—	(467,482)	(467,482)	—	(467,482)
Share-based awards exercised, including tax benefit of $7,076	440,667	441	(22,787)	—	—	(22,346)	—	(22,346)
Share-based compensation	—	—	25,597	—	—	25,597	—	25,597
Purchase of stock	(2,614,319)	(2,614)	—	—	(330,985)	(333,599)	—	(333,599)
Cumulative effect from adoption of ASU No. 2019-12	—	—	—	—	6,223	6,223	—	6,223
Noncontrolling interest activities	—	—	—	—	—	—	(659)	(659)
Balance at December 31, 2021	142,180,683	142,181	119,975	(857,739)	4,086,325	3,490,742	12,548	3,503,290
Net income	—	—	—	—	1,182,701	1,182,701	—	1,182,701
Other comprehensive loss, net of tax	—	—	—	(174,803)	—	(174,803)	—	(174,803)
Cash dividends declared, $3.58 per share	—	—	—	—	(506,232)	(506,232)	—	(506,232)
Share-based awards exercised, including tax benefit of $5,495	333,185	332	(17,709)	—	—	(17,377)	—	(17,377)
Share-based compensation	—	—	38,058	—	—	38,058	—	38,058
Purchase of stock	(1,572,219)	(1,572)	—	—	(221,154)	(222,726)	—	(222,726)
Noncontrolling interest activities	—	—	—	—	—	—	1,536	1,536
Balance at December 31, 2022	140,941,649	140,941	140,324	(1,032,542)	4,541,640	3,790,363	14,084	3,804,447
Net income	—	—	—	—	1,316,524	1,316,524	—	1,316,524
Other comprehensive income, net of tax	—	—	—	55,670	—	55,670	—	55,670
Cash dividend declared, $3.80 per share	—	—	—	—	(533,118)	(533,118)	—	(533,118)
Share-based awards exercised, including tax benefit of $6,802	380,376	380	(24,525)	—	—	(24,145)	—	(24,145)
Share-based compensation	—	—	57,226	—	—	57,226	—	57,226
Purchase of stock	(1,754,954)	(1,754)	—	—	(259,719)	(261,473)	—	(261,473)
Noncontrolling interest activities	—	—	—	—	—	—	1,854	1,854
Balance at December 31, 2023	139,567,071	$139,567	$173,025	$(976,872)	$5,065,327	$4,401,047	$15,938	$4,416,985
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income	$1,316,524	$1,182,701	$898,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	350,529	347,819	290,971
Deferred income taxes	42,114	2,220	31,676
Share-based compensation	57,226	38,058	25,597
Gain on sale of real estate	—	(102,803)	—
Other operating activities	(41,626)	18,377	22,575
Changes in operating assets and liabilities:
Trade accounts receivable, net	31,989	(244,371)	(258,994)
Merchandise inventories, net	(69,148)	(380,420)	(329,237)
Trade accounts payable	2,038	676,406	777,318
Other assets and liabilities	(254,036)	(71,016)	(200,411)
Net cash provided by operating activities	1,435,610	1,466,971	1,258,285
Investing activities:
Purchases of property, plant and equipment	(512,675)	(339,632)	(266,136)
Proceeds from sale of property, plant and equipment	25,099	145,007	26,549
Proceeds from divestitures of businesses	10,754	33,604	17,738
Proceeds from sale of investment	80,482	—	—
Proceeds from settlement of net investment hedge	—	158,441	—
Acquisitions and other investing activities	(309,452)	(1,681,660)	(284,315)
Net cash used in investing activities	(705,792)	(1,684,240)	(506,164)
Financing activities:
Proceeds from debt	3,769,132	5,108,641	892,694
Payments on debt	(3,237,959)	(4,147,773)	(1,053,423)
Shares issued from employee incentive plans	(24,145)	(17,377)	(22,346)
Dividends paid	(526,674)	(495,917)	(465,649)
Purchase of stock	(261,473)	(222,726)	(333,599)
Other financing activities	(11,042)	(19,747)	(7,209)
Net cash (used in) provided by financing activities	(292,161)	205,101	(989,532)
Effect of exchange rate changes on cash and cash equivalents	10,887	(49,070)	(38,054)
Net increase (decrease) in cash and cash equivalents	448,544	(61,238)	(275,465)
Cash and cash equivalents at beginning of year	653,463	714,701	990,166
Cash and cash equivalents at end of year	$1,102,007	$653,463	$714,701

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$366,270	$362,859	$305,326
Interest	$90,405	$73,368	$65,732
See accompanying notes.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
1.Summary of Significant Accounting Policies
Business
Genuine Parts Company is a distributor of automotive replacement parts and industrial parts and materials. We serve a diverse customer base through a network of more than 10,700 locations throughout North America, Europe, and Australasia and, therefore, have limited exposure from credit losses to any particular customer, region, or industry segment. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral.
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
Trade Accounts Receivable and the Allowance for Doubtful Accounts
We evaluate the collectability of trade accounts receivable based on a combination of factors. We estimate an allowance for doubtful accounts as a percentage of net sales based on various factors, including historical experience, current economic conditions and future expected credit losses and collectability trends. We will periodically adjust this estimate when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While we have a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which we operate could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended December 31, 2023, 2022, and 2021, we recorded provisions for doubtful accounts of approximately $26 million, $20 million, and $18 million, respectively. At December 31, 2023 and 2022, the allowance for doubtful accounts was approximately $57 million and $54 million, respectively.
Merchandise Inventories, Including Consideration Received From Vendors
Merchandise inventories are valued at the lower of cost or net realizable value. Cost is determined by the last-in, first-out ("LIFO") method for a majority of U.S. automotive and industrial parts, and generally by the weighted average method for non-U.S. and certain other inventories. If the FIFO method had been used in place of LIFO, cost would have been approximately $880 million and $835 million higher than reported at December 31, 2023 and 2022, respectively. Reductions in certain industrial parts inventories resulted in liquidations of LIFO inventory layers, which reduced cost of goods sold by immaterial amounts in 2023 and 2021. There were no liquidations of LIFO inventory layers in 2022.
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
We enter into agreements at the beginning of each year with many of our vendors that provide for inventory purchase incentives. Generally, we earn inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. We accrue for the receipt of these incentives as part of our inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes we will continue to receive consideration from vendors in 2024 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of consideration receivable from vendors, prepaid expenses, income taxes and other miscellaneous receivables.
The following table provides a reconciliation of prepaid expenses and other current assets reported within the consolidated balance sheets at December 31:

(in thousands)	2023	2022
Prepaid expenses	$110,863	$113,522
Consideration receivable from vendors	928,499	847,341
Other current assets	564,366	571,896
Total prepaid expenses and other current assets	$1,603,728	$1,532,759
Consideration receivable from vendors include rebates receivable for various vendor funding programs.

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
Long-Lived Assets Other Than Goodwill
We assess our long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. Impairment losses, if any, are measured based upon the difference between the carrying amount and the fair value of the assets. There were no impairment losses in 2023. In 2022 and 2021, we recognized losses related to impairments and disposals of $17 million and $61 million, respectively. Refer to the Goodwill and Other Intangible Assets Footnote and the Property, Plant and Equipment Footnote for more information on the losses that occurred in 2022 and 2021, respectively.
Other Assets
Other assets consist primarily of cash surrender value of life insurance policies, equity method and other investments, guarantee fees receivable, and deferred compensation benefits.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation and amortization are primarily determined on a straight-line basis over the following estimated useful lives of each asset: buildings, 10 to 40 years; machinery and equipment, 5 to 15 years; software, 3 to 5 years; and the shorter of lease term or useful life for leasehold improvements.
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
•Level 2- Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3- Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions
At December 31, 2023 and 2022, the fair value of our senior unsecured notes was approximately $3.7 billion and $2.9 billion, respectively, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.

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
Fair value measurement using unobservable inputs is inherently uncertain, and the use of different methodologies or assumptions to determine the fair value instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used since December 31, 2022.
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
Shipping and Handling Costs
Shipping and handling costs are classified as selling, administrative and other expenses in the accompanying consolidated statements of income and totaled approximately $451 million, $407 million, and $350 million, for the years ended December 31, 2023, 2022, and 2021, respectively.
Advertising Costs
Advertising costs are expensed as incurred and totaled $234 million, $236 million, and $211 million in the years ended December 31, 2023, 2022, and 2021, respectively.
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
Net Income per Common Share
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. The computation of diluted net income per common share includes the dilutive effect of stock options, stock appreciation rights and nonvested restricted stock awards options. Options to purchase approximately 3 thousand, 4 thousand, and 186 thousand shares of common stock ranging from $72 - $179 per share were outstanding at December 31, 2023, 2022, and 2021, respectively. These options were excluded from the computation of diluted net income per common share because the options’ exercise prices were greater than the average market prices of common stock in each respective year.
The following table summarizes basic and diluted shares outstanding for the year ended December 31:

(in thousands, except per share data)	2023	2022	2021
Net income	$1,316,524	$1,182,701	$898,790

Weighted average common shares outstanding	140,367	141,468	143,435
Dilutive effect of stock options and non-vested restricted stock awards	667	854	786
Weighted average common shares outstanding – assuming dilution	141,034	142,322	144,221
Basic earnings per share	$9.38	$8.36	$6.27
Diluted earnings per share	$9.33	$8.31	$6.23
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
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard removes certain exceptions for performing intraperiod tax allocations, requires recognition of deferred taxes for investments, and requires calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. We adopted ASU 2019-12 as of January 1, 2021, and recognized a cumulative-effect adjustment to increase opening retained earnings by $6 million.
Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This standard requires disclosure of the key terms of outstanding supply chain finance programs and a rollforward of the related amounts due to vendors participating in these programs. The new standard does not affect the recognition, measurement or financial statement presentation of any amounts due. The guidance was effective in the first quarter of 2023, except for the rollforward, which is effective for our Quarterly Report on Form 10-Q for the period ended March 31, 2024. We adopted ASU 2022-04, including the early adoption of the rollforward, during the year ended December 31, 2023. For additional information, refer to the Supply Chain Finance Programs Footnote.
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires disclosures of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, an amount and description of other segment items by reportable segment, and all annual disclosures currently required by Topic 280 to be included in interim periods. The guidance is effective for our Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. We are currently evaluating the impact of adopting this standard on our financial statements and disclosures.
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items, income before tax expense disaggregated between domestic and foreign, income tax expense disaggregated by federal, state and foreign, as well as further information on income taxes paid. The guidance is effective for our Annual Report on Form 10-K for the year ended December 31, 2025, with early adoption permitted. The guidance should be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact of adopting this standard on our financial statements and disclosures.
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
Inter-segment sales are not significant. Segment profit for each industry segment is calculated as net sales less costs of goods sold, operating expenses, and certain non-operating expenses attributable to the segment (e.g., foreign currency), excluding general corporate expenses, net interest expense, intangible asset amortization, and other unallocated amounts that are primarily driven by corporate initiatives. Approximately $577 million, $472 million, and $438 million of income before income taxes were generated in jurisdictions outside the U.S. for the years ended December 31, 2023, 2022, and 2021, respectively. Net sales and net property, plant and equipment by country relate directly to our operations in the respective country. Corporate assets are principally cash and cash equivalents and headquarters’ facilities and equipment.
The following table presents a summary of our reportable segment financial information:

(in thousands)	2023	2022	2021
Net sales:
Automotive	$14,246,783	$13,666,634	$12,544,131
Industrial	8,843,827	8,429,339	6,326,379
Total net sales	$23,090,610	$22,095,973	$18,870,510
Segment profit:
Automotive	$1,174,880	$1,191,674	$1,073,427
Industrial	1,102,836	886,636	595,232
Total segment profit	$2,277,716	$2,078,310	$1,668,659
Interest expense, net	(64,469)	(73,886)	(62,150)
Corporate expense	(323,721)	(269,364)	(174,842)
Intangible asset amortization	(147,178)	(157,437)	(103,273)
Other unallocated costs	—	(5,021)	(128,048)
Income before income taxes	$1,742,348	$1,572,602	$1,200,346

 The following table presents a summary of the other unallocated costs:

(in thousands)	2023	2022	2021
Other unallocated costs:
Gain on sales of real estate (1)	$—	$102,803	$—
Gain on insurance proceeds (2)	—	1,507	3,862
Product liability adjustment (3)	—	(28,730)	—
Product liability damages award (4)	—	—	(77,421)
Loss on software disposal (5)	—	—	(61,063)
Gain on equity investment (6)	—	—	10,229
Transaction and other costs (7)	—	(80,601)	(3,655)
Total other unallocated costs	$—	$(5,021)	$(128,048)
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
(7)Amount for 2022 primarily includes costs of $67 million associated with the January 3, 2022 acquisition and integration of KDG which includes a $17 million impairment charge. The impairment charge was driven by a decision to retire certain legacy trade names, classified as other intangible assets, prior to the end of their estimated useful lives as part of executing our KDG integration and rebranding strategy. Separately, this adjustment includes an $11 million loss related to an investment. Amount for 2021 includes transaction and other costs related to acquisitions.
The following table presents a summary of our reportable segment total assets:

(in thousands)	2023	2022
Assets:
Automotive	$9,845,644	$8,755,363
Industrial	2,535,404	2,474,392
Corporate	1,059,812	865,001
Goodwill and other intangible assets	4,527,594	4,400,623
Total assets	$17,968,454	$16,495,379

The following table presents a summary of select financial information by reportable segment:

(in thousands)	2023	2022	2021
Depreciation and amortization:
Automotive	$163,517	$146,819	$143,052
Industrial	30,082	29,670	24,100
Corporate	9,752	13,893	20,546
Intangible asset amortization	147,178	157,437	103,273
Total depreciation and amortization	$350,529	$347,819	$290,971
Capital expenditures:
Automotive	$279,943	$235,182	$198,268
Industrial	53,823	33,165	35,626
Corporate	178,909	71,285	32,242
Total capital expenditures	$512,675	$339,632	$266,136
Net sales:
United States	$15,247,740	$14,965,462	$12,136,689
Europe	3,611,453	3,071,964	2,908,156
Canada	2,011,343	1,960,227	1,779,663
Australasia	2,149,376	2,044,432	2,002,188
Mexico	70,698	53,888	43,814
Total net sales	$23,090,610	$22,095,973	$18,870,510
Net property, plant and equipment:
United States	$935,583	$790,121	$750,267
Europe	339,330	200,898	179,001
Canada	147,404	113,574	102,484
Australasia	193,638	220,839	201,971
Mexico	830	582	676
Total net property, plant and equipment	$1,616,785	$1,326,014	$1,234,399
Net sales are disaggregated by geographical region for each of our reportable segments, as we deem this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

(in thousands)	2023	2022	2021
North America:
Automotive	$9,010,337	$9,015,501	$8,103,896
Industrial	8,319,444	7,964,076	5,856,270
Total North America	$17,329,781	$16,979,577	$13,960,166
Australasia:
Automotive	$1,624,993	$1,579,169	$1,532,079
Industrial	524,383	465,263	470,109
Total Australasia	$2,149,376	$2,044,432	$2,002,188
Europe - Automotive	$3,611,453	$3,071,964	$2,908,156
Total net sales	$23,090,610	$22,095,973	$18,870,510

3. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the years ended December 31, 2023 and 2022 by reportable segment, as well as other identifiable intangible assets, are summarized as follows:

	Goodwill
(in thousands)	Automotive	Industrial	Total	Other Intangible Assets, Net
Balance as of January 1, 2022	$1,507,462	$407,845	$1,915,307	$1,406,401
Additions	149,896	609,892	759,788	663,077
Amortization	—	—	—	(157,437)
Impairments	—	—	—	(17,461)
Foreign currency translation	(77,824)	(9,158)	(86,982)	(82,070)
Balance as of December 31, 2022	1,579,534	1,008,579	2,588,113	1,812,510
Additions	111,831	8,046	119,877	98,652
Amortization	—	—	—	(147,178)
Foreign currency translation	26,068	623	26,691	28,929
Balance as of December 31, 2023	$1,717,433	$1,017,248	$2,734,681	$1,792,913

We completed our annual goodwill impairment testing as of October 1, 2023. We assess the value of our goodwill under either a quantitative or qualitative assessment for our various reporting units. To complete a qualitative assessment, we evaluate historical revenue and operating profit growth trends, market conditions and other factors to determine whether it is more likely than not that the reporting unit's goodwill is impaired. We complete quantitative assessments for reporting units that fail our qualitative assessments, or otherwise on a periodic basis. To complete a quantitative assessment, we calculate a reporting unit's fair value using a combination of income and market approaches, which involve significant unobservable inputs (Level 3). In the income approach, we primarily use these assumptions: projected revenue growth rates, EBITDA margins, the estimated weighted average cost of capital, and terminal value. In the market approach, we primarily use benchmark company market multiples. We believe the inputs and assumptions we use are consistent with those a hypothetical marketplace participant would use. Once calculated, we verify whether the reporting unit's fair value is higher than its carrying amount. If the fair value is lower, we recognize an impairment, generally for the difference. Based on these assessments, we did not recognize any goodwill impairments during 2023 or 2022.
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
Other Intangible Assets
The gross carrying amounts and accumulated amortization relating to other intangible assets at December 31, 2023 and 2022 are as follows:

	2023			2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,252,553	$(695,934)	$1,556,619	$2,121,171	$(566,111)	$1,555,060
Trademarks	349,022	(113,123)	235,899	342,136	(85,188)	256,948
Non-competition agreements	5,619	(5,224)	395	5,575	(5,073)	502
	$2,607,194	$(814,281)	$1,792,913	$2,468,882	$(656,372)	$1,812,510

Amortization expense for other intangible assets totaled $147 million, $157 million, and $103 million for the years ended December 31, 2023, 2022, and 2021, respectively. Estimated other intangible assets amortization expense for the succeeding five years is as follows (in thousands):

2024	$131,365
2025	129,822
2026	128,357
2027	122,591
2028	119,995
$632,130
4. Property, Plant and Equipment
Property, plant and equipment as of December 31, 2023 and December 31, 2022, consisted of the following:

(in thousands)	2023	2022
Land	$95,865	$115,845
Buildings and leasehold improvements	901,341	834,786
Machinery, equipment and other	2,212,237	1,811,060
Property, plant and equipment, at cost	3,209,443	2,761,691
Less: accumulated depreciation	1,592,658	1,435,677
Property, plant and equipment, net	$1,616,785	$1,326,014
5. Accounts Receivable Sales Agreement
We have an A/R sales agreement to sell short-term receivables from certain customer trade accounts to the unaffiliated financial institutions on a revolving basis. The A/R Sales Agreement has a 3 year term, which we intend to renew.
As part of the A/R Sales Agreement, we routinely sell designated pools of receivables as they are originated by it and certain U.S. subsidiaries to a separate bankruptcy-remote special purpose entity (“SPE”). The assets of the SPE would be first available to satisfy the creditor claims of the unaffiliated financial institutions. We control and therefore consolidate the SPE in our consolidated financial statements.
The SPE transferred ownership and control of certain receivables that met certain qualifying conditions to the unaffiliated financial institutions in exchange for cash. We account for transactions with the unaffiliated financial institutions as sales of financial assets, with the associated receivables derecognized from our consolidated balance sheet. The remaining receivables held by the SPE were pledged to secure the collectability of the sold receivables. The amount of receivables pledged as collateral as of December 31, 2023 and December 31, 2022 is approximately $1.2 billion and $1.1 billion, respectively.
We continue to be involved with the receivables transferred by the SPE to the unaffiliated financial institutions by providing collection services. As cash is collected on sold receivables, the SPE continuously transfers ownership and control of new qualifying receivables to the unaffiliated financial institutions so that the total principal amount outstanding of receivables sold is approximately $1.0 billion at any point in time (which is the maximum amount allowed under the agreement). The future amount of receivables outstanding as sold could decrease, based on the level of activity and other factors. Total principal amount outstanding of receivables sold is approximately $1.0 billion and $1.0 billion as of December 31, 2023 and December 31, 2022, respectively.
The following table summarizes the activity and amounts outstanding under the A/R Sales Agreement as of period end:

(in thousands)	December 31, 2023	December 31, 2022
Receivables sold to the financial institutions and derecognized	$8,673,477	$8,946,730
Cash collected on sold receivables	$8,673,472	$8,746,740
Continuous cash activity related to the A/R Sales Agreement is reflected in cash from operating activities in the consolidated statement of cash flows.
The SPE incurs fees due to the unaffiliated financial institutions related to the accounts receivable sales transactions. Those fees, which totaled $60 million, $27 million, and $11 million in 2023, 2022, and 2021, respectively, are recorded within other non-operating expense (income) in the consolidated statements of income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institutions any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of December 31, 2023 and December 31, 2022 is not material. The servicing liability related to our collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.
6. Debt
The weighted average interest rate on our outstanding borrowings was approximately 3.16% and 2.33% at December 31, 2023 and 2022, respectively.
Certain borrowings require us to comply with a financial covenant with respect to a maximum debt to EBITDA ratio. At December 31, 2023, we were in compliance with all such covenants. Due to the workers’ compensation and insurance reserve requirements in certain states, we also had unused letters of credit of approximately $71 million outstanding at December 31, 2023 and 2022.
On November 1, 2023, we issued $425 million of unsecured 6.50% Senior Notes due 2028. Simultaneously, we issued $375 million of unsecured 6.88% Senior Notes due 2033. For both offerings, interest is payable semi-annually on November 1 and May 1 of each year, beginning May 1, 2024. We utilized the proceeds from these offerings to repay the Series F Private Placement Notes and outstanding indebtedness under the Unsecured Revolving Credit Facility and for other general corporate purposes.
On November 29, 2023, we established a commercial paper program that allows us to issue unsecured commercial paper notes up to $1.5 billion outstanding. The maturities of the commercial paper notes vary but may not exceed 364 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and will rank pari passu with unsecured and unsubordinated indebtedness. The notes are issued at par less a discount representing an interest factor or, if interest bearing, at par. The net proceeds of issuances of the commercial paper notes are expected to be used for general corporate purposes. As of December 31, 2023, we had no borrowings outstanding under our commercial paper program.

The following table summarizes our debt as of December 31, 2023 and December 31, 2022:

(in thousands)	December 31, 2023	December 31, 2022
Unsecured Revolving Credit Facility, $1,500,000, LIBOR plus 1.13% variable, due September 30, 2026	$—	$—
December 2, 2013, Series F Senior Unsecured Notes, $250,000, 3.24% fixed, due December 2, 2023	—	250,000
June 30, 2019, Series A Senior Unsecured Notes, A$155,000, 3.10% fixed, due June 30, 2024	105,571	105,664
October 30, 2017, Series J Senior Unsecured Notes, €225,000, 1.40% fixed, due October 30, 2024	248,355	240,840
January 6, 2022, Senior Unsecured Notes, $500,000, 1.75% fixed, due February 1, 2025	500,000	500,000
June 30, 2019, Series B Senior Unsecured Notes, A$155,000, 3.43% fixed, due June 30, 2026	105,571	105,664
November 30, 2016, Series H Senior Unsecured Notes, $250,000, 3.24% fixed, due November 30, 2026	250,000	250,000
October 30, 2017, Series K Senior Unsecured Notes, €250,000, 1.81% fixed, due October 30, 2027	275,950	267,600
October 30, 2017, Series I Senior Unsecured Notes, $120,000, 3.70% fixed, due October 30, 2027	120,000	120,000
November 1, 2023 Senior Unsecured Notes, $425,000, 6.50% fixed, due November 1, 2028	425,000	—
May 31, 2019, Series A Senior Unsecured Notes, €50,000, 1.55% fixed, due May 31, 2029	55,190	53,520
October 30, 2017, Series L Senior Unsecured Notes, €125,000, 2.02% fixed, due October 30, 2029	137,975	133,800
October 27, 2020, Senior Unsecured Notes, $500,000, 1.88% fixed, due November 1, 2030	500,000	500,000
May 31, 2019, Series B Senior Unsecured Notes, €100,000, 1.74% fixed, due May 31, 2031	110,380	107,040
January 6, 2022, Senior Unsecured Notes, $500,000, 2.75% fixed, due February 1, 2032	500,000	500,000
October 30, 2017, Series M Senior Unsecured Notes, €100,000, 2.32% fixed, due October 30, 2032	110,380	107,040
November 1, 2023 Senior Unsecured Notes, $375,000, 6.88% fixed, due November 1, 2033	375,000	—
May 31, 2019, Series C Senior Unsecured Notes, €100,000, 1.95% fixed, due May 31, 2034	110,380	107,040
Other unsecured debt	4,622	2,977
Total unsecured debt	3,934,374	3,351,185
Unamortized discount and debt issuance cost	(28,146)	(22,362)
Total debt	3,906,228	3,328,823
Less debt due within one year	355,298	252,029
Long-term debt, excluding current portion	$3,550,930	$3,076,794
The following table summarizes scheduled maturities of our debt for the years succeeding December 31, 2023 (in thousands):

2024	$355,298
2025	500,494
2026	356,133
2027	397,065
2028	426,078
Thereafter	1,899,306
$3,934,374

7. Supply Chain Finance Programs
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

(in thousands)	December 31, 2023	December 31, 2022
Obligations outstanding at the beginning of the year	$3,106,713	$2,678,205
Invoices confirmed during the year	3,987,656	4,079,259
Confirmed invoices paid during the year	(4,060,279)	(3,650,751)
Confirmed obligations outstanding at the end of the year	$3,034,090	$3,106,713
8. Derivatives and Hedging
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
The following table summarizes the location and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships (in thousands):

		December 31, 2023		December 31, 2022
Instrument	Balance sheet location	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$606,950	$37,676	$606,950	$46,670
Forward contract	Other current liabilities	$106,800	$4,383	$106,800	$3,064
Foreign currency debt	Current portion of debt and long-term debt	€700,000	$772,660	€700,000	$749,280

The table below presents pre-tax gains and losses related to net investment hedges for the year ended December 31:

	(Loss) Gain Recognized in AOCL Before Reclassifications			Gain Recognized in Interest Expense For Excluded Components
(in thousands)	2023	2022	2021	2023	2022	2021
Net Investment Hedges:
Forward contracts	$(22,946)	$103,240	$56,362	$12,634	$27,923	$26,295
Foreign currency debt	(23,380)	43,540	68,250	—	—	—
Total	$(46,326)	$146,780	$124,612	$12,634	$27,923	$26,295
9. Leased Properties
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
The table below presents the locations of the operating lease assets and liabilities on the consolidated balance sheets:

(in thousands)	Balance Sheet Line Item	December 31, 2023	December 31, 2022
Operating lease assets	Operating lease assets	$1,268,742	$1,104,678

Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	$298,415	$286,713
Noncurrent operating lease liabilities	Operating lease liabilities	$979,938	$836,019
Total operating lease liabilities		$1,278,353	$1,122,732
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
Our weighted average remaining lease term and weighted average discount rate for operating leases are:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (in years)	6.34	5.32
Weighted average discount rate	3.67%	2.51%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2023 (in thousands):

2024	$348,947
2025	303,037
2026	230,009
2027	166,920
2028	112,998
Thereafter	347,113
Total undiscounted future minimum lease payments	1,509,024
Less: Difference between undiscounted lease payments and discounted operating lease liabilities	230,671
Total operating lease liabilities	$1,278,353
Future minimum lease payments include $52 million related to options to extend lease terms that are reasonably certain of being exercised. Future minimum lease payments exclude $77 million related to operating leases that have not yet commenced. These leases are expected to commence in 2024 with lease terms of 3 to 15 years.
The table below presents operating lease costs and supplemental cash flow information related to leases:

(in thousands)	2023	2022	2021
Operating lease costs	$380,730	$350,025	$336,228
Cash paid for amounts included in the measurement of operating lease liabilities	$389,610	$358,767	$340,243
Operating lease assets obtained in exchange for new operating lease liabilities	$493,039	$411,052	$358,393
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
10. Employee Benefit Plans
Our defined benefit pension plans cover employees in the U.S., Canada, and Europe who meet eligibility requirements. The plan covering U.S. employees is noncontributory, and our U.S. qualified defined benefit plan was frozen as of December 31, 2013. No further benefits were provided after this date for additional credited service or earnings, and all participants became fully vested as of December 31, 2013. The Canadian plan is contributory, and benefits are based on career average compensation. Our funding policy is to contribute an amount equal to the minimum required contribution under applicable pension legislation. For the plans in the U.S. and Canada, we may increase our contribution above the minimum, if appropriate to our tax and cash position and the plans’ funded position. The European plans are funded in accordance with local regulations.
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

Changes in benefit obligations for the years ended December 31, 2023 and 2022 were:

(in thousands)	2023	2022
Changes in benefit obligation
Benefit obligation at beginning of year	$1,923,163	$2,532,973
Service cost	5,991	10,204
Interest cost	104,490	75,248
Plan participants’ contributions	1,765	1,892
Actuarial loss (gain)	76,072	(546,266)
Foreign currency exchange rate changes	5,580	(15,744)
Gross benefits paid	(137,742)	(135,907)
Plan amendments	2,464	—
Settlements	—	(276)
Acquired plans	—	1,039
Benefit obligation at end of year	$1,981,783	$1,923,163
The benefit obligations for our U.S. pension plans included in the above were $1.7 billion and $1.7 billion at December 31, 2023 and 2022, respectively. The total accumulated benefit obligation for our defined benefit pension plans in the U.S., Canada, and Europe was approximately $2.0 billion and $1.9 billion at December 31, 2023 and 2022, respectively.

For the U.S. pension plan, there was a net actuarial liability loss of $50 million and an asset gain of $47 million. The liability loss was comprised primarily from a decrease in the discount rate. For the U.S. supplemental retirement plan, there was a net actuarial liability loss of $20 million. The liability loss is the result of a $5 million loss associated with a decrease in the discount rate, an $11.2 million demographic loss related to new entrants, and an $8.5 million loss associated with higher than expected incentive payouts.These losses were offset by updates that were made to other assumptions, including termination rates, retirement rates, percent married, spouse age difference, and benefit payment form elected based on the results of an experience study performed during 2023. The net impact of these updates is a gain of $4.8 million.

The assumptions used to measure the pension benefit obligations for the plans at December 31, 2023 and 2022, were:

	2023	2022
Weighted average discount rate	5.30%	5.61%
Rate of increase in future compensation levels	3.18%	3.16%
Changes in plan assets for the years ended December 31, 2023 and 2022 were:

(in thousands)	2023	2022
Changes in plan assets
Fair value of plan assets at beginning of year	$2,129,058	$2,756,803
Actual return on plan assets	217,767	(493,359)
Foreign currency exchange rate changes	5,407	(15,599)
Employer contributions	16,824	15,504
Plan participants’ contributions	1,765	1,892
Benefits paid	(137,742)	(135,907)
Settlements	—	(276)
Fair value of plan assets at end of year	$2,233,079	$2,129,058
The fair values of plan assets for our U.S. pension plans included in the above were $2.0 billion and $1.9 billion at December 31, 2023 and 2022, respectively.

For the years ended December 31, 2023 and 2022, the aggregate projected benefit obligation and aggregate fair value of plan assets for plans with projected benefit obligations in excess of plan assets were as follows:

(in thousands)	2023	2022
Aggregate projected benefit obligation	$231,741	$208,939
Aggregate fair value of plan assets	$—	$—
For the years ended December 31, 2023 and 2022, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were as follows:

(in thousands)	2023	2022
Aggregate accumulated benefit obligation	$215,380	$192,421
Aggregate fair value of plan assets	$—	$—
The asset allocations for our funded pension plans at December 31, 2023 and 2022, and the target allocation for 2024, by asset category were:

	Target Allocation	Percentage of Plan Assets at December 31
	2024	2023	2022
Asset Category
Equity securities	58%	58%	59%
Debt securities	41%	42%	41%
Other	1%	—%	—%
	100%	100%	100%
Our benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of the funds. The plans in Europe are unfunded and, therefore, there are no plan assets. The pension plan strategy implemented by our management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in the U.S. and Canada as well as fiduciary standards. The long-term primary investment objectives for the pension plans are to provide for a reasonable amount of long-term growth of capital, without undue exposure to risk, protect the assets from erosion of purchasing power, and provide investment results that meet or exceed the pension plans’ actuarially assumed long-term rates of return. Our investment strategy with respect to pension plan assets is to generate a return in excess of the passive portfolio benchmark (38% U.S. Large-cap stocks, 4% U.S. Mid-cap stocks, 5% U.S. Small-cap stocks, 10% International stocks, 3% Emerging Market stocks and 40% Barclays U.S. Gov/Credit Index).
The fair values of the plan assets as of December 31, 2023 and 2022, by asset category, are shown in the tables below. Various inputs are considered when determining the value of our pension plan assets. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Level 1 represents observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 represents other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.). Level 3 represents significant unobservable inputs (including our own assumptions in determining the fair value of investments). Certain investments are measured at fair value using the net asset value ("NAV") per share as a practical expedient and have not been classified in the fair value hierarchy.
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

	2023
(in thousands)	Total	Assets Measured at NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Securities
Common stocks — mutual funds — equity	$318,418	$53,876	$264,542	$—	$—
Genuine Parts Company common stock	209,384	—	209,384	—	—
Other stocks	763,451	—	763,451	—	—

Debt Securities
Short-term investments	38,235	—	38,235	—	—
Cash and equivalents	6,608	—	6,608	—	—
Government bonds	389,199	—	536	388,663	—
Corporate bonds	436,418	—	—	436,418	—
Asset-backed and mortgage-backed securities	10,396	—	—	10,396	—
Convertible Securities	1,720	—	—	1,720	—
Other-international	45,059	—	—	45,059	—
Municipal bonds	14,295	—	—	14,295	—

Other
Options and Futures	(104)	—	—	(105)	1
Total	$2,233,079	$53,876	$1,282,756	$896,446	$1

	2022
(in thousands)	Total	Assets Measured at NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Securities
Common stocks — mutual funds — equity	$285,103	$48,521	$236,582	$—	$—
Genuine Parts Company common stock	261,869	—	261,869	—	—
Other stocks	711,830	—	711,830	—	—

Debt Securities
Short-term investments	41,076	—	41,076	—	—
Cash and equivalents	8,632	—	8,632	—	—
Government bonds	344,787	—	411	344,376	—
Corporate bonds	412,896	—	—	412,896	—
Asset-backed and mortgage-backed securities	9,925	—	—	9,925	—
Convertible securities	1,159	—	—	1,159	—
Other-international	37,304	—	37,304	—	—
Municipal bonds	14,442	—	—	14,442	—

Other
Options and Futures	35	—	35	—	—
Total	$2,129,058	$48,521	$1,297,739	$782,798	$—
Equity securities include Genuine Parts Company common stock in the amounts of $209 million (9% of total plan assets) and $262 million (12% of total plan assets) at December 31, 2023 and 2022, respectively. Dividend payments received by the plan on company stock totaled approximately $6 million and $5 million in 2023 and 2022, respectively. Fees paid during the year for services rendered by parties in interest were based on customary and reasonable rates for such services.
Based on the investment policy for the pension plans, as well as an asset study that was performed based on our asset allocations and future expectations, our expected rate of return on plan assets for measuring 2024 pension income is 7.61% for the plans. The asset study forecasted expected rates of return for the approximate duration of our benefit obligations, using capital market data and historical relationships.
The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31:

(in thousands)	2023	2022
Other long-term asset	$483,037	$414,834
Other current liability	(13,039)	(12,537)
Pension and other post-retirement liabilities	(219,644)	(197,879)
	$250,354	$204,418
Amounts recognized in accumulated other comprehensive loss consist of:

(in thousands)	2023	2022
Net actuarial loss	$697,794	$682,884
Prior service cost	9,044	7,273
	$706,838	$690,157

The following table reflects the total benefits expected to be paid from the pension plans’ or our assets. Of the pension benefits expected to be paid in 2024, approximately $13 million is expected to be paid from employer assets. Expected employer contributions below reflect amounts expected to be contributed to funded plans. Information about the expected cash flows for the pension plans follows (in thousands):

Employer contribution
2024 (expected)	$4,384
Expected benefit payments:
2024	$141,637
2025	$144,652
2026	$147,018
2027	$149,040
2028	$150,626
2029 through 2033	$745,950
Net periodic benefit income included the following components:

(in thousands)	2023	2022	2021
Service cost	$5,991	$10,204	$12,218
Interest cost	104,490	75,248	71,693
Expected return on plan assets	(164,984)	(150,318)	(153,822)
Amortization of prior service cost	692	691	690
Amortization of actuarial loss	9,361	37,065	49,897
Net periodic benefit income	$(44,450)	$(27,110)	$(19,324)
Service cost is recorded in selling, administrative and other expenses in the consolidated statements of income while all other components are recorded within other non-operating expenses (income). Pension benefits also include amounts related to supplemental retirement plans.
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

(in thousands)	2023	2022	2021
Current year actuarial loss (gain)	$23,289	$97,412	$(264,547)
Recognition of actuarial loss	(9,361)	(37,065)	(49,897)
Recognition of prior service cost	(692)	(691)	(690)
Recognition of curtailment loss	—	—	(5)
Other	2,464	68	(29)
Total recognized in other comprehensive income (loss)	$15,700	$59,724	$(315,168)
Total recognized in net periodic benefit income and other comprehensive income (loss)	$(28,750)	$32,614	$(334,492)
The assumptions used in measuring the net periodic benefit income for the plans follow:

	2023	2022	2021
Weighted average discount rate	5.61%	3.04%	2.72%
Rate of increase in future compensation levels	3.16%	3.13%	3.11%
Expected long-term rate of return on plan assets	7.09%	6.34%	6.88%
We have one defined contribution plan in the U.S. that covers substantially all of our domestic employees. Employees receive a matching contribution of 100% of the first 5% of the employees’ salary. Total plan expense was approximately $77 million in 2023, $69 million in 2022, and $60 million in 2021.

11. Acquisitions
For each acquisition, we allocate the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for acquired businesses are included in our consolidated statements of income beginning on their respective acquisition dates.
2023
We acquired several businesses for approximately $322 million, net of cash acquired, during the year ended December 31, 2023. Approximately $300 million was related to our Automotive segment and $22 million was related to Industrial. During the year we recognized approximately $389 million and $48 million of sales, net of store closures, related to our 2023 Automotive and Industrial acquisitions, respectively. We recognized approximately $219 million of goodwill and other intangible assets associated with these acquisitions. Other intangible assets acquired of $99 million consisted of customer relationships with a weighted average amortization life of 20 years.

We did not recognize any significant measurement period adjustments related to finalizing acquisition accounting during the year ended December 31, 2023.
2022
We acquired several businesses for approximately $1.6 billion, net of cash acquired, during the year ended December 31, 2022. Approximately $1.3 billion was related to our Industrial segment, primarily the acquisition of KDG discussed further below, and $300 million was related to Automotive.
We recognized approximately $562 million of sales, net of store closures, and $239 million of goodwill and other intangible assets related to our Automotive acquisitions during the year ended December 31, 2022. The other intangible assets acquired consisted of customer relationships of $76 million, trademarks of $9 million, and other intangibles of $4 million with weighted average amortization lives of 18, 15, and 3 years, respectively.
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

During the year ended December 31, 2021, we recognized approximately $220 million and $25 million of sales, net of store closures, related to our 2021 Automotive and Industrial acquisitions, respectively. We recognized approximately $160 million of goodwill and other intangible assets associated with the 2021 acquisitions. Other intangible assets acquired consisted of customer relationships with a weighted average amortization life of 20 years.
We did not recognize any significant measurement period adjustments related to finalizing acquisition accounting for the year ended December 31, 2021.
12. Share-Based Compensation
Share-based compensation costs of $57 million, $38 million, and $26 million, were recorded for the years ended December 31, 2023, 2022, and 2021, respectively. The total income tax benefits recognized in the consolidated statements of income for share-based compensation arrangements were approximately $15 million, $10 million, and $7 million for 2023, 2022, and 2021, respectively. At December 31, 2023, total compensation cost related to nonvested awards not yet recognized was approximately $60 million. There have been no modifications to valuation methodologies or methods during the years ended December 31, 2023, 2022, or 2021.
As of December 31, 2023, there were 7 million shares of common stock available for issuance pursuant to future equity-based compensation awards.
A summary of our restricted stock units activity and related information is as follows:

Nonvested Share Awards (RSUs)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested at beginning of year	994	$110.45
Granted	410	$162.58
Vested	(464)	$88.55
Forfeited	(52)	$136.55
Nonvested at end of year	888	$144.46	1.5	$123,044

A summary of our stock appreciation rights activity and related information is as follows:

Stock Appreciation Rights (SARs)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	317	$92.65
Granted	—	$—
Exercised	(93)	$90.91
Forfeited	—	$—
Outstanding at end of year	224	$93.36	1.6	$10,115
Exercisable at end of year	224	$93.36	1.6	$10,115

The aggregate intrinsic value of SARs exercised and RSUs vested during the years ended December 31, 2023, 2022, and 2021 was $89 million, $62 million, and $73 million, respectively. The fair value of RSUs is based on the price of our stock on the date of grant. The fair value of SARs is estimated using a Black-Scholes option pricing model. We ceased issuing SARs in 2017. The total fair value of SARs and RSUs vested during the years ended December 31, 2023, 2022, and 2021 were $41 million, $29 million, and $25 million, respectively.

13. Accumulated Other Comprehensive Loss
The following tables present the changes in AOCL by component:

	Changes in Accumulated Other Comprehensive Loss by Component
(in thousands)	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2023	$(506,610)	$(2,572)	$(523,360)	$(1,032,542)
Other comprehensive (loss) income before reclassifications	(18,965)	2,765	64,429	48,229
Amounts reclassified from accumulated other comprehensive loss	7,634	(193)	—	7,441
Net current period other comprehensive (loss) income	(11,331)	2,572	64,429	55,670
Ending balance, December 31, 2023	$(517,941)	$—	$(458,931)	$(976,872)

	Changes in Accumulated Other Comprehensive Loss by Component
(in thousands)	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2022	$(463,227)	$(15,042)	$(379,470)	$(857,739)
Other comprehensive loss before reclassifications	(71,258)	—	(143,890)	(215,148)
Amounts reclassified from accumulated other comprehensive loss	27,875	12,470	—	40,345
Net current period other comprehensive (loss) income	(43,383)	12,470	(143,890)	(174,803)
Ending balance, December 31, 2022	$(506,610)	$(2,572)	$(523,360)	$(1,032,542)
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

14. Income Taxes
Significant components of our deferred tax assets and liabilities are as follows:

(in thousands)	2023	2022
Deferred tax assets related to:
Expenses not yet deducted for tax purposes	$327,946	$312,445
Operating lease liabilities	354,594	314,804
Pension liability not yet deducted for tax purposes	175,643	168,925
Net operating loss	49,270	49,787
	907,453	845,961
Deferred tax liabilities related to:
Employee and retiree benefits	242,132	225,947
Inventory	92,383	77,866
Operating lease assets	351,821	305,885
Other intangible assets	472,222	468,733
Property, plant and equipment	113,115	91,706
Other	40,264	38,597
	1,311,937	1,208,734
Net deferred tax liability before valuation allowance	(404,484)	(362,773)
Valuation allowance	(30,273)	(27,362)
Total net deferred tax liability	$(434,757)	$(390,135)
We currently hold approximately $170 million in gross net operating losses, of which approximately $81 million will carry forward indefinitely. The remaining net operating losses of approximately $89 million will begin to expire in 2024.
The components of income before income taxes are as follows:

(in thousands)	2023	2022	2021
United States	$1,164,914	$1,100,584	$762,472
Foreign	577,434	472,018	437,874
Income before income taxes	$1,742,348	$1,572,602	$1,200,346
The components of income tax expense are as follows:

(in thousands)	2023	2022	2021
Current:
Federal	$201,929	$196,634	$116,425
State	51,244	70,453	34,311
Foreign	130,538	120,594	119,144
Deferred:
Federal	26,166	12,727	24,233
State	10,241	4,981	9,485
Foreign	5,706	(15,488)	(2,042)
	$425,824	$389,901	$301,556

The reasons for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

(in thousands)	2023	2022	2021
Statutory rate applied to income (1)	$365,892	$330,246	$252,073
Plus state income taxes, net of Federal tax benefit	48,573	59,593	34,599
Taxation of foreign operations, net (2)	4,666	3,347	2,299
Foreign rate change - deferred tax remeasurement	—	—	17,032
Valuation allowance	2,911	(7,153)	(2,486)
Other	3,782	3,868	(1,961)
	$425,824	$389,901	$301,556
(1)U.S. statutory rates applied to income are as follows: 2023, 2022 and 2021 at 21%.
(2)Our effective tax rate reflects the impact of having operations outside of the U.S. which are taxed at statutory rates different from the U.S. statutory rate, with some income being fully or partially exempt from income taxes due to various operating and financing activities.
We account for Global Intangible Low Taxed income in the year the tax is incurred as a period cost.
We, or one of our subsidiaries, file income tax returns in the U.S., various states, and foreign jurisdictions. With few exceptions, we are no longer subject to federal, state and local tax examinations by tax authorities for years before 2020 or subject to foreign income tax examinations for years ended prior to 2013. We are currently under audit in some of our state and foreign jurisdictions. Some audits may conclude in the next 12 months and the unrecognized tax benefits recognized in relation to the audits may differ from actual settlement amounts. It is not possible to estimate the effect, if any, of the amount of such change during the next 12 months to previously recognized uncertain tax positions in connection with the audits; however, we do not anticipate that total unrecognized tax benefits will significantly change in the next 12 months.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)	2023	2022	2021
Balance at beginning of year	$19,621	$19,501	$23,237
Additions based on tax positions related to the current year	2,584	1,475	2,196
Additions for tax positions of prior years	1,752	89	156
Reductions for tax positions for prior years	(70)	(523)	(733)
Reduction for lapse in statute of limitations	(2,713)	(921)	(2,843)
Settlements	(647)	—	(2,512)
Balance at end of year	$20,527	$19,621	$19,501
The amount of gross unrecognized tax benefits, including interest and penalties, as of December 31, 2023 and 2022 was approximately $22 million and $21 million, respectively, of which approximately $20 million and $19 million, respectively, if recognized, would affect the effective tax rate.
During the tax years ended December 31, 2023, 2022 and 2021, we paid, received refunds, or accrued insignificant interest and penalties. We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.
As of December 31, 2023, we estimate that we have an outside basis difference in certain foreign subsidiaries of approximately $1.2 billion, which includes the cumulative undistributed earnings from our foreign subsidiaries. We continue to be indefinitely reinvested in this outside basis difference. Determining the amount of net unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practicable. This is due to the complexities associated with the calculation to determine residual taxes on the undistributed earnings, including the availability of foreign tax credits, applicability of any additional local withholding tax and other indirect tax consequences that may arise due to the distribution of these earnings.
In 2023, certain countries have enacted legislation and implemented policies resulting from the Organization for Economic Co-operation and Development’s (“OECD”) Anti-Base Erosion and Profit Shifting project under Pillar Two, which establishes a global 15% per-country minimum tax. The rules are applicable for fiscal years starting on or after December 31, 2023. We estimate an immaterial impact to the tax provision related to the Pillar Two legislation in 2024 and will continue to monitor implementation in the countries in which we operate.
15. Guarantees
We guarantee the borrowings of certain independently controlled automotive parts stores and businesses (“independents”) and certain other affiliates in which we have a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. We have no voting interest or equity conversion rights in any of the independents. We do not control the independents or the affiliates but receive a fee for the guarantees. We have concluded that the independents are variable interest entities, but that we are not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, we concluded that the affiliates are not variable interest entities. Our maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to our guarantees. While such borrowings of the independents and affiliates are outstanding, we are required to maintain compliance with certain covenants. At December 31, 2023, we were in compliance with all such covenants.
At December 31, 2023, the total borrowings of the independents and affiliates subject to guarantee by us were approximately $954 million. These loans generally mature over periods from one to six years. We regularly monitor the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents and affiliates that participate in the guarantee programs. In the event that we are required to make payments in connection with these guarantees, we would obtain and liquidate certain collateral pledged by the independents or affiliates (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. We recognize a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, we have had no significant losses in connection with guarantees of independents’ and affiliates’ borrowings and the current expected credit loss reserve is not material. As of December 31, 2023, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
We have recognized certain assets and liabilities amounting to $59 million and $67 million for the guarantees related to the independents’ and affiliates’ borrowings at December 31, 2023 and 2022, respectively. These assets and liabilities are included in other assets and other long-term liabilities in the consolidated balance sheets. The liabilities relate to our noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from our current expected credit loss reserve.
16. Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, many involving routine litigation incidental to the businesses, including approximately 2,451 pending product liability lawsuits resulting from our national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts we distributed. The amount accrued for pending and future claims was $244 million as of December 31, 2023, which represented our best estimate of the liability within our calculated range of $196 million to $277 million, discounted using a discount rate of 3.88%. The amount accrued for pending and future claims was $220 million as of December 31, 2022, which represented our best estimate of the liability within our calculated range of $190 million to $270 million, discounted using a discount rate of 3.83%. Our undiscounted product liability was $308 million and $285 million as of December 31, 2023 and December 31, 2022, respectively.
The amounts recognized are based on the best available information and assumptions that we believe are reasonable. While litigation of any type contains an element of uncertainty, we believe that our insurance coverage and our defense, and ultimate resolution of pending and reasonably anticipated claims will continue to occur within the ordinary course of our business and that resolution of these claims will not have a material adverse effect on our business, results of operations or financial condition.
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
17. Subsequent Events
In February 2024, we approved and announced a global restructuring designed to better align our assets and further improve the efficiency of the business. This initiative includes an announced voluntary retirement offer in the U.S., along with a rationalization and optimization of certain distribution centers, stores and other facilities. We expect to incur costs of between $100 million and $200 million related to the restructuring efforts in 2024. We expect to substantially complete the initiative by the end of 2025. The estimated charges that we expect to incur are subject to a number of assumptions, and actual amounts may differ materially from such estimates. We may also incur additional charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of these initiatives.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES.
Management’s conclusion regarding the effectiveness of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective, as of December 31, 2023, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in “Internal Control-Integrated Framework.” Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2023. Ernst & Young LLP's report on our internal control over financial reporting is set forth below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genuine Parts Company and Subsidiaries
Opinion on Internal Control Over Financial Reporting

We have audited Genuine Parts Company and Subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Genuine Parts Company and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023, and 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 22, 2024, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, Georgia
February 22, 2024

ITEM 9B.    OTHER INFORMATION.
During the fiscal year ended December 31, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”.
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
Paul D. Donahue, age 67, was appointed Chairman of the Board and Chief Executive Officer of the company in April of 2019. He served as President and Chief Executive Officer from May 2016 - April 2019. Mr. Donahue was President of the company from January 2012 until April 2019, and he has been a Director of the company since April 2012. Previously, Mr. Donahue served as President of the company’s U.S. Automotive Parts Group from July 2009 to February 1, 2016. Mr. Donahue served as Executive Vice President of the company from August 2007 until his appointment as President in 2012. Previously, Mr. Donahue was President and Chief Operating Officer of S.P. Richards Company from 2004 to 2007 and was Executive Vice President-Sales and Marketing in 2003, the year he joined the company.
William P. Stengel, age 46, was appointed President and Chief Operating Officer of the company on January 1, 2023. Mr. Stengel previously served as President of the company from January 2021 and Executive Vice President and Chief Transformation Officer of the company from November 2019. Previously, Mr. Stengel worked for HD Supply, an Atlanta-based industrial distributor, where he served as President and Chief Executive Officer of HD Supply Facilities Maintenance, from June of 2017 to October of 2018. Prior to his role as President/CEO, he served as Chief Operating Officer for HD Supply Facilities Maintenance from September of 2016 to May of 2017 and prior to that role, he served as Chief Commercial Officer of HD Supply Facilities Maintenance from January of 2016 to September of 2016. Mr. Stengel served as Senior Vice President, Strategic Business Development and Investor Relations of HD Supply from June of 2013 to January of 2016. Prior to HD Supply, Mr. Stengel worked in the Strategic Business Development group at The Home Depot as well as at Bank of America and Stonebridge Associates in various investment banking roles.
Bert Nappier, age 49, was appointed Executive Vice President and Chief Financial Officer on May 2, 2022. Mr. Nappier served as Executive Vice President, Finance and Treasurer at FedEx Corporation (“FedEx”) from June 2020 to January 2022, where he led teams responsible for corporate finance, cash management, global tax planning and strategy, risk management and corporate development. Prior to that date, Mr. Nappier served in various other roles at FedEx, including as President, FedEx Express Europe and Chief Executive Officer, TNT Express, Senior Vice President, International Chief Financial Officer and Staff Vice President, Staff Vice President and Corporate Controller. Before joining FedEx in 2005, Mr. Nappier served as Director of SEC Reporting and Accounting for Wright Medical Technology, Inc. and an Audit Manager at Ernst & Young LLP, spending six years in public accounting.
James R. Neill, age 62, was appointed Executive Vice President and Chief Human Resource Officer of the company in February of 2020. Prior to that, he served as Senior Vice President of Human Resources from April 2014 to February of 2020. Mr. Neill was Senior Vice President of Employee Development and HR Services from April 2013 until his appointment as Senior Vice President of Human Resources of the company. Previously, Mr. Neill served as the Senior Vice President of Human Resources at Motion Industries from 2008 to 2013. Mr. Neill joined Motion in 2006 as Vice President of Human Resources and served in that role from 2006 to 2007.
Randall P. Breaux, age 61, was appointed Group President, GPC North America on July 1, 2023. Mr. Breaux was President of Motion Industries from January 2019 until his appointment to Group President of GPC. Previously, Mr. Breaux served as Executive Vice President of Marketing, Distribution, and Strategic Planning at Motion from 2018 to 2019 and, Senior Vice President of Marketing, Distribution, and Purchasing from 2015 to 2017. Mr. Breaux joined Motion in 2011 as Senior Vice President of Marketing, Product Management, and Strategic Planning.
Naveen Krishna, age 56, was appointed Executive Vice President, and Chief Information and Digital Officer on June 21, 2021. Prior to that date, Mr. Krishna served as Executive Vice President and Chief Technology and Information Officer at Macy's, Inc. Prior to Macy's, Mr. Krishna was Vice President of Technology for The Home Depot, Inc. where he was responsible for all digital platforms, user experience design, marketing technologies and customer care. Previously, he held a variety of roles with Target Corporation, FedEx Office and Print Services, Inc. and Federal Express Corporation and spent a number of years leading technology consulting engagements with Deloitte & Touche LLP.
Chris Galla, age 49, was appointed Senior Vice President, General Counsel, and Corporate Secretary on January 1, 2023. Prior to that, Mr. Galla served as Vice President and General Counsel from 2020 to 2022, as Vice

President and Assistant General Counsel from 2015 to 2020, and in other various legal roles since he joined the Company in 2005.
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
ITEM 11.    EXECUTIVE COMPENSATION.
Information required by this item is set forth under the headings “Executive Compensation”, “Additional Information Regarding Executive Compensation”, “2023 Grants of Plan-Based Awards”, “2023 Outstanding Equity Awards at Fiscal Year-End”, “2023 Option Exercises and Stock Vested”, “2023 Pension Benefits”, “2023 Nonqualified Deferred Compensation”, “Post Termination Payments and Benefits”, “Compensation, Nominating and Governance Committee Report”, “Compensation, Nominating and Governance Committee Interlocks and Insider Participation” and “Compensation of Directors” of the Proxy Statement and is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table gives information as of December 31, 2023 about the common stock that may be issued under all of the company’s existing equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders:	71,890	(2)	$89.95		—
	1,136,707	(3)	$94.97	(5)	6,598,166	(6)
Equity Compensation Plans Not Approved by Shareholders:	142,651	(4)	n/a		857,349
Total	1,351,248		—		7,455,515

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
Report of independent registered public accounting firm on the financial statements
Consolidated balance sheets — December 31, 2023 and 2022
Consolidated statements of income — Years ended December 31, 2023, 2022 and 2021
Consolidated statements of comprehensive income — Years ended December 31, 2023, 2022 and 2021
Consolidated statements of equity — Years ended December 31, 2023, 2022 and 2021
Consolidated statements of cash flows — Years ended December 31, 2023, 2022 and 2021
Notes to consolidated financial statements — December 31, 2023
(2) Financial Statement Schedules
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
Exhibit 4.9
Officer’s Certificate, dated November 1, 2023, pursuant to Sections 3.01 and 3.03 of the Indenture, dated October 29, 2020, setting forth the terms of the 6.500% Senior Notes due 2028 and 6.875% Senior Notes due 2033 (incorporated herein by reference from the company’s current report on Form 8-K dated November 1, 2023)

Exhibit 4.10	Form of 6.500% Senior Notes due 2028 (included in Exhibit 4.9)

Exhibit 4.11	Form of 6.875% Senior Notes due 2033 (included in Exhibit 4.9)

Exhibit 10.1*	The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

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

Exhibit 10.35
Third Amendment to syndicated facility agreement, dated as of November 17, 2023 made by and among Genuine Parts Company, UAP Inc., a corporation existing under the laws of Quebec (“UAP”), the other Designated Borrowers party to the Syndicated Facility Agreement (together with the Company and UAP, the Lenders party hereto, and acknowledged by JPMorgan Chase Bank, N.A., acting through its Toronto branch, as Canadian Swing Line Lender, and JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and Domestic Swing Line Lender.

*	Indicates management contracts and compensatory plans and arrangements.

Exhibit 19	Insider Trading Policy for Employees, Contract and/or Temporary Workers, Officers, and Directors of Genuine Parts Company
Exhibit 21	Subsidiaries of the company.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1	Certification signed by Chief Executive Officer pursuant to SEC Rule 13a-14(a).
Exhibit 31.2	Certification signed by Chief Financial Officer pursuant to SEC Rule 13a-14(a).
Exhibit 32
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer and Chief Financial Officer (furnished herewith)

Exhibit 97	Genuine Parts Company Dodd-Frank Clawback Policy
Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL

ITEM 16.    FORM 10-K SUMMARY.
    Not applicable.

SIGNATURES.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: February 22, 2024	/s/ Paul D. Donahue
Paul D. Donahue
Chairman and Chief Executive Officer

Date: February 22, 2024	/s/ Bert Nappier
Bert Nappier
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Paul D. Donahue	2/13/2024	/s/ Bert Nappier	2/13/2024
Paul D. Donahue	(Date)	Bert Nappier	(Date)
Director Chairman and Chief Executive Officer (Principal Executive Officer)		Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

/s/ Elizabeth W. Camp	2/13/2024	/s/ Richard Cox, Jr.	2/13/2024
Elizabeth W. Camp	(Date)	Richard Cox, Jr.	(Date)
Director		Director

/s/ Gary P. Fayard	2/13/2024	/s/ P. Russell Hardin	2/13/2024
Gary P. Fayard	(Date)	P. Russell Hardin	(Date)
Director		Director

/s/ John R. Holder	2/13/2024	/s/ Donna W. Hyland	2/13/2024
John R. Holder		Donna W. Hyland	(Date)
Director		Director

/s/ John D. Johns	2/13/2024	/s/ Jean-Jacques Lafont	2/13/2024
John D. Johns	(Date)	Jean-Jacques Lafont	(Date)
Director		Director

/s/ Robert C. Loudermilk, Jr.	2/13/2024	/s/ Wendy B. Needham	2/13/2024
Robert C. Loudermilk, Jr.	(Date)	Wendy B. Needham	(Date)
Director		Director

/s/ Juliette W. Pryor	2/13/2024	/s/ Darren Rebelez	2/13/2024
Juliette W. Pryor	(Date)	Darren Rebelez	(Date)
Director		Director

/s/ E. Jenner Wood, III	2/13/2024
E. Jenner Wood, III	(Date)
Director