Form 10-Q
period 2024-03-31
GENUINE PARTS CO
filed 2024-04-18
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 139,298,651 shares of common stock outstanding as of April 15, 2024.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,049,588	$1,102,007
Trade accounts receivable, less allowance for doubtful accounts (2024 – $60,326; 2023 – $56,608)	2,425,043	2,223,431
Merchandise inventories, net	4,736,108	4,676,686
Prepaid expenses and other current assets	1,595,566	1,603,728
Total current assets	9,806,305	9,605,852
Goodwill	2,736,841	2,734,681
Other intangible assets, less accumulated amortization	1,772,359	1,792,913
Property, plant and equipment, less accumulated depreciation (2024 – $1,620,069; 2023 – $1,592,658)	1,665,920	1,616,785
Operating lease assets	1,363,075	1,268,742
Other assets	992,013	949,481
Total assets	$18,336,513	$17,968,454

Liabilities and equity
Current liabilities:
Trade accounts payable	$5,725,745	$5,499,536
Current portion of debt	845,055	355,298
Dividends payable	139,385	132,635
Other current liabilities	1,929,301	1,839,640
Total current liabilities	8,639,486	7,827,109
Long-term debt	3,029,610	3,550,930
Operating lease liabilities	1,070,462	979,938
Pension and other post–retirement benefit liabilities	219,791	219,644
Deferred tax liabilities	452,455	437,674
Other long-term liabilities	507,533	536,174
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2024 – 139,335,342 shares; 2023 – 139,567,071 shares	139,335	139,567
Additional paid-in capital	179,349	173,025
Accumulated other comprehensive loss	(1,053,904)	(976,872)
Retained earnings	5,137,597	5,065,327
Total parent equity	4,402,377	4,401,047
Noncontrolling interests in subsidiaries	14,799	15,938
Total equity	4,417,176	4,416,985
Total liabilities and equity	$18,336,513	$17,968,454
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net sales	$5,783,631	$5,765,118
Cost of goods sold	3,708,976	3,751,717
Gross profit	2,074,655	2,013,401
Operating expenses:
Selling, administrative and other expenses	1,574,927	1,511,244
Depreciation and amortization	90,610	87,215
Provision for doubtful accounts	6,211	5,639
Restructuring and other costs	83,042	—
Total operating expenses	1,754,790	1,604,098
Non-operating (income) expense:
Interest expense, net	17,690	16,864
Other	(23,006)	(11,967)
Total non-operating (income) expense	(5,316)	4,897
Income before income taxes	325,181	404,406
Income taxes	76,287	100,449
Net income	$248,894	$303,957
Dividends declared per common share	$1.000	$0.950
Basic earnings per share	$1.79	$2.16
Diluted earnings per share	$1.78	$2.14
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$248,894	$303,957
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	(79,920)	23,827
Pension and postretirement benefit adjustments, net of income taxes in 2024 — $1,063; 2023 — $703	2,888	1,914
Other comprehensive (loss) income, net of income taxes	(77,032)	25,741
Comprehensive income	$171,862	$329,698
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2024
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2024	139,567,071	$139,567	$173,025	$(976,872)	$5,065,327	$4,401,047	$15,938	$4,416,985
Net income	—	—	—	—	248,894	248,894	—	248,894
Other comprehensive loss, net of tax	—	—	—	(77,032)	—	(77,032)	—	(77,032)
Cash dividend declared, $1.0000 per share	—	—	—	—	(139,385)	(139,385)	—	(139,385)
Shares issued from employee incentive plans	28,811	29	(2,240)	—	—	(2,211)	—	(2,211)
Share-based compensation	—	—	8,564	—	—	8,564	—	8,564
Purchase of stock	(260,540)	(261)	—	—	(37,239)	(37,500)	—	(37,500)
Noncontrolling interest activities	—	—	—	—	—	—	(1,139)	(1,139)
March 31, 2024	139,335,342	$139,335	$179,349	$(1,053,904)	$5,137,597	$4,402,377	$14,799	$4,417,176

	Three Months Ended March 31, 2023
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2023	140,941,649	$140,941	$140,324	$(1,032,542)	$4,541,640	$3,790,363	$14,084	$3,804,447
Net income	—	—	—	—	303,957	303,957	—	303,957
Other comprehensive income, net of tax	—	—	—	25,741	—	25,741	—	25,741
Cash dividend declared, $0.9500 per share	—	—	—	—	(133,737)	(133,737)	—	(133,737)
Shares issued from employee incentive plans	14,832	15	(1,280)	—	—	(1,265)	—	(1,265)
Share-based compensation	—	—	8,646	—	—	8,646	—	8,646
Purchase of stock	(411,006)	(411)	—	—	(67,090)	(67,501)	—	(67,501)
Noncontrolling interest activities	—	—	—	—	—	—	(652)	(652)
March 31, 2023	140,545,475	$140,545	$147,690	$(1,006,801)	$4,644,770	$3,926,204	$13,432	$3,939,636
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating activities:
Net income	$248,894	$303,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,610	87,215
Share-based compensation	8,564	8,646
Excess tax benefits from share-based compensation	(3,461)	(584)
Other operating activities, including changes in operating assets and liabilities	(26,301)	(201,727)
Net cash provided by operating activities	318,306	197,507
Investing activities:
Purchases of property, plant and equipment	(115,690)	(88,100)
Proceeds from sale of property, plant and equipment	68,462	1,971
Proceeds from divestitures of businesses	3,381	—
Proceeds from sale of investments	—	80,482
Acquisitions and other investing activities	(134,597)	(39,589)
Net cash used in investing activities	(178,444)	(45,236)
Financing activities:
Proceeds from debt	14	693,400
Payments on debt	(660)	(652,138)
Shares issued from employee incentive plans	(2,211)	(1,265)
Dividends paid	(132,635)	(126,191)
Purchases of stock	(37,500)	(67,501)
Other financing activities	(2,231)	(4,118)
Net cash used in financing activities	(175,223)	(157,813)
Effect of exchange rate changes on cash and cash equivalents	(17,058)	3,262
Net decrease in cash and cash equivalents	(52,419)	(2,280)
Cash and cash equivalents at beginning of period	1,102,007	653,463
Cash and cash equivalents at end of period	$1,049,588	$651,183
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.General
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company,” “we,” “our,” “us,” or “its”) for the year ended December 31, 2023. Accordingly, the unaudited Condensed Consolidated Financial Statements and related disclosures herein should be read in conjunction with our 2023 Annual Report on Form 10-K.
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
In the opinion of management, all adjustments necessary for a fair presentation of our financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of results for the year ended December 31, 2024. We have evaluated subsequent events through the date the unaudited Condensed Consolidated Financial Statements covered by this quarterly report were issued.
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
Prepaid Expenses and Other Current Assets
The following table provides a detail of prepaid expenses and other current assets reported within the Condensed Consolidated Balance Sheets as of:

(in thousands)	March 31, 2024	December 31, 2023
Prepaid expenses	$161,952	$110,863
Consideration receivable from vendors	875,095	928,499
Other current assets	558,519	564,366
Total prepaid expenses and other current assets	$1,595,566	$1,603,728
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
The following table summarizes the classification and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships (in thousands):

		March 31, 2024		December 31, 2023
Instrument	Balance Sheet Location	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$1,053,110	$52,519	$606,950	$37,676
Forward contract	Other current liabilities	$106,800	$1,595	$106,800	$4,383
Foreign currency debt	Long-term debt	€700,000	$755,580	€700,000	$772,660
The tables below presents gains and losses related to designated net investment hedges:

	Gain (Loss) Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2024	2023	2024	2023
Three Months Ended March 31,
Net investment hedges:
Forward contracts	$13,262	$(5,324)	$4,369	$3,158
Foreign currency debt	17,080	(14,140)	—	—
Total	$30,342	$(19,464)	$4,369	$3,158
Fair Value of Financial Instruments
As of March 31, 2024, the fair value of our senior unsecured notes was approximately $3.7 billion, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.
Guarantees
We guarantee the borrowings of certain independently controlled automotive parts stores and businesses (“independents”) and certain other affiliates in which we have a noncontrolling equity ownership interest (“affiliates”). While such borrowings of the independents and affiliates are outstanding, we are required to maintain compliance with certain covenants. As of March 31, 2024, we were in compliance with all such covenants.
As of March 31, 2024, the total borrowings of the independents and affiliates subject to guarantee by us were approximately $934 million. These loans generally mature over periods from one to six years. We regularly monitor the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents and affiliates that participate in the guarantee programs. In the event that we are required to make payments in connection with these guarantees, we would obtain and liquidate certain collateral pledged by the independents or affiliates (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. We recognize a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, we have not had significant losses in connection with guarantees of independents’ and affiliates’ borrowings and the current expected credit loss reserve is not material. As of March 31, 2024, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
As of March 31, 2024, we have recognized certain assets and liabilities amounting to $55 million each for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the Condensed Consolidated Balance Sheets. The liabilities relate to our noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from our current expected credit loss reserve.
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
All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our Condensed Consolidated Statement of Cash Flows. As of March 31, 2024 and December 31, 2023, the outstanding payment obligations to the financial institutions are $3.0 billion and $3.0 billion, respectively. The amount settled through the SCF program was $1.0 billion and $1.0 billion for the three months ended March 31, 2024 and March 31, 2023, respectively.

(in thousands)	March 31, 2024
Obligations outstanding at the beginning of the year	$3,026,824
Invoices confirmed during the year	995,254
Confirmed invoices paid during the year	(987,476)
Confirmed obligations outstanding at the end of the year	$3,034,602
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
The following table summarizes basic and diluted shares outstanding:

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net income	$248,894	$303,957

Weighted average common shares outstanding	139,429	140,804
Dilutive effect of stock options and non-vested restricted stock awards	667	921
Weighted average common shares outstanding – assuming dilution	140,096	141,725
Basic earnings per share	$1.79	$2.16
Diluted earnings per share	$1.78	$2.14
2. Segment Information
The following table presents a summary of our reportable segment financial information:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net sales:
Automotive	$3,574,020	$3,505,827
Industrial	2,209,611	2,259,291
Total net sales	$5,783,631	$5,765,118
Segment profit:
Automotive	$272,936	$264,420
Industrial	270,839	261,987
Total segment profit	543,775	526,407
Interest expense, net	(17,690)	(16,864)
Intangible asset amortization	(34,100)	(39,122)
Corporate expense	(83,762)	(66,015)
Other unallocated costs (1)	(83,042)	—
Income before income taxes	$325,181	$404,406

(1)     The following table presents a summary of the other unallocated costs:

	Three Months Ended March 31,
(in thousands)	2024	2023
Other unallocated costs:
Restructuring and other costs (2)	$(83,042)	$—
Total other unallocated costs	$(83,042)	$—

(2)    Please refer to the Restructuring Footnote in the Notes to Condensed Consolidated Financial Statements for more information.

Net sales are disaggregated by geographical region for each of our reportable segments, as we deem this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended March 31,
(in thousands)	2024	2023
North America:
Automotive	$2,196,890	$2,205,385
Industrial	2,080,126	2,130,715
Total North America	$4,277,016	$4,336,100
Australasia:
Automotive	$400,348	$406,762
Industrial	129,485	128,576
Total Australasia	$529,833	$535,338
Europe – Automotive	$976,782	$893,680
Total net sales	$5,783,631	$5,765,118
3. Accounts Receivable Sales Agreement
Under our accounts receivable sales agreement (the "A/R Sales Agreement"), we continuously sell designated pools of receivables as they are originated by us and certain U.S. subsidiaries to a separate bankruptcy-remote special purpose entity (“SPE”). The A/R Sales Agreement has a three-year term expiring in January 2025, which we intend to renew.
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
The total principal amount outstanding of receivables sold is approximately $1.0 billion as of both March 31, 2024 and December 31, 2023. The amount of receivables pledged as collateral as of March 31, 2024 and December 31, 2023 is approximately $1.4 billion and $1.2 billion, respectively.
The following table summarizes the activity and amounts outstanding under the A/R Sales Agreement as of:

	Three Months Ended March 31,
(in thousands)	2024	2023
Receivables sold to the financial institutions and derecognized	$2,170,043	$2,165,407
Cash collected on sold receivables	$2,170,044	$2,165,411
Continuous cash activity related to the A/R Sales Agreement is reflected in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The SPE incurs fees due to the unaffiliated financial institutions related to the accounts receivable sales transactions. Those fees, which totaled $15 million and $14 million for the three months ended March 31, 2024 and 2023, respectively, are recorded within other non-operating expense (income) in the Condensed Consolidated Statements of Income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institutions any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of March 31, 2024 and December 31, 2023 is not material. The servicing liability related to our collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.

4. Employee Benefit Plans
Net periodic benefit income from our pension plans included the following components for the three months ended March 31:

	Pension Benefits
(in thousands)	2024	2023
Service cost	$1,727	$1,494
Interest cost	25,365	26,117
Expected return on plan assets	(44,404)	(41,240)
Amortization of prior service cost	281	173
Amortization of actuarial loss	3,567	2,341
Net periodic benefit income	$(13,464)	$(11,115)
Service cost is recorded in selling, administrative and other expenses in the Condensed Consolidated Statements of Income while all other components are recorded within other non-operating (income) expense. Pension benefits also include amounts related to supplemental retirement plans.
5. Acquisitions
We acquired several businesses for approximately $132 million and $40 million, net of cash acquired, during the three months ended March 31, 2024 and March 31, 2023, respectively. During the three months ended March 31, 2024, we recognized approximately $99 million and $10 million of revenue, net of store closures, related to our current year Automotive and Industrial acquisitions, respectively. We recorded approximately $92 million of goodwill and other intangible assets associated with these acquisitions, primarily related to our European Automotive acquisitions. Other intangible assets acquired of $41 million consisted of customer relationships with a weighted average amortization lives of 20 years. For each acquisition, we allocate the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for acquired businesses are included in our Condensed Consolidated Statements of Income beginning on their respective acquisition dates.
6. Accumulated Other Comprehensive Loss
The following tables present the changes in AOCL by component for the three months ended March 31:

	Changes in Accumulated Other Comprehensive Loss by Component
(in thousands)	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2024	$(517,941)	$—	$(458,931)	$(976,872)
Other comprehensive income (loss) before reclassifications	—	—	(79,920)	(79,920)
Amounts reclassified from accumulated other comprehensive loss	2,888	—	—	2,888
Other comprehensive income (loss), net of income taxes	2,888	—	(79,920)	(77,032)
Ending balance, March 31, 2024	$(515,053)	$—	$(538,851)	$(1,053,904)

	Changes in Accumulated Other Comprehensive Loss by Component
(in thousands)	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2023	$(506,610)	$(2,572)	$(523,360)	$(1,032,542)
Other comprehensive income before reclassifications	—	—	23,827	23,827
Amounts reclassified from accumulated other comprehensive loss	1,914	—	—	1,914
Other comprehensive income, net of income taxes	1,914	—	23,827	25,741
Ending balance, March 31, 2023	$(504,696)	$(2,572)	$(499,533)	$(1,006,801)
The AOCL components related to the pension benefits are included in the computation of net periodic benefit income in the Employee Benefit Plans Footnote. Generally, tax effects in AOCL are established at the currently enacted tax rate and reclassified to net income in the same period that the related pre-tax AOCL reclassifications are recognized.
7. Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, many involving routine litigation incidental to the businesses, including approximately 2,466 pending product liability lawsuits resulting from our national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts we distributed. The amount accrued for pending and future claims was $235 million as of March 31, 2024, which represents our best estimate of the liability within our calculated range of $187 million to $265 million, discounted using a discount rate of 4.20%. The amount accrued for pending and future claims was $244 million as of December 31, 2023, which represents our best estimate of the liability within our calculated range of $196 million to $277 million, discounted using a discount rate of 3.88%. Our undiscounted product liability was $297 million and $308 million as of March 31, 2024 and December 31, 2023, respectively. There have been no significant developments to the information presented in our 2023 Annual Report on Form 10-K with respect to litigation or commitments and contingencies.
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

8. Restructuring and other costs
In February 2024, we approved and initiated a global restructuring designed to better align our assets and further improve the efficiency of the business. This initiative includes an announced voluntary retirement offer in the U.S., along with a rationalization and optimization of certain distribution centers, stores and other facilities.
In the first quarter 2024, we incurred $83 million in restructuring and other costs. We expect to incur total costs up to $200 million related to the global restructuring efforts in 2024 and to substantially complete the initiative by the end of 2025. We may incur additional charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of these initiatives.
The global restructuring was approved and funded by our corporate office and therefore these costs are not allocated to our segments.
The table below summarizes the activity related to the restructuring costs discussed above.

(in thousands)	Severance and other employee costs	Other restructuring costs (1)	Total
Liability as of January 1, 2024	$—	$—	$—
Restructuring and other costs	61,624	21,418	83,042
Cash payments	(7,036)	(13,018)	(20,054)
Non-cash charges	1,339	(8,255)	(6,916)
Translation	(25)	—	(25)
Liability as of March 31, 2024	$55,902	$145	$56,047
(1) Amount reflects moving expenses, accelerated rent, professional fees, facility closure costs and asset impairment costs that are attributable to our restructuring.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes contained herein and with the audited Consolidated Financial Statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of results for the year ended December 31, 2024.
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
We caution you that all forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, changes in general economic conditions, including unemployment, inflation (including the impact of tariffs) or deflation, financial institution disruptions and geopolitical conflicts such as the conflict between Russia and Ukraine, the conflict in the Gaza strip and other unrest in the Middle East; volatility in oil prices; significant cost increases, such as rising fuel and freight expenses; public health emergencies, including the effects on the financial health of our business partners and customers, on supply chains and our suppliers, on vehicle miles driven as well as other metrics that affect our business, and on access to capital and liquidity provided by the financial and capital markets; our ability to maintain compliance with our debt covenants; our ability to successfully integrate acquired businesses into our operations and to realize the anticipated synergies and benefits; our ability to successfully implement our business initiatives in our two business segments; slowing demand for our products; the ability to maintain favorable supplier arrangements and relationships; changes in national and international legislation or government regulations or policies, including changes to import tariffs, environmental and social policy, infrastructure programs and privacy legislation, and their impact to us, our suppliers and customers; changes in tax policies; volatile exchange rates; our ability to successfully attract and retain employees in the current labor market; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; failure or weakness in our disclosure controls and procedures and internal controls over financial reporting, including as a result of the work from home environment; the uncertainties and costs of litigation; disruptions caused by a failure or breach of our information systems, as well as other risks and uncertainties discussed in our 2023 Annual Report on Form 10-K and from time to time in our subsequent filings with the SEC.
Forward-looking statements speak only as of the date they are made, and we undertake no duty to update any forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-K, 10-Q, 8-K and other reports filed with the SEC.
Overview
Genuine Parts Company is a service organization engaged in the global distribution of automotive and industrial replacement parts. We have a long tradition of growth dating back to 1928, the year we were founded in Atlanta, Georgia. We conduct business in North America, Europe and Australasia from a network of more than 10,700 locations.
Our Automotive Parts Group ("Automotive") operates in the U.S., Canada, Mexico, France, the U.K., Ireland, Germany, Poland, the Netherlands, Belgium, Spain, Portugal, Australia and New Zealand, and accounted for approximately 62% of total revenues for the three months ended March 31, 2024. Our Industrial Parts Group ("Industrial") operates in the U.S., Canada, Mexico, Australia, New Zealand, Indonesia and Singapore, and accounted for approximately 38% of our total revenues for the three months ended March 31, 2024.

Key Performance Indicators
We consider a variety of performance and financial measures in assessing our business, and the key performance indicators used to measure our results are Comparable Sales, Gross Profit and Gross Margin, Selling, Administrative and Other Expenses ("SG&A"), Segment Profit and Segment Margin, and Net Income and EBITDA along with their adjusted measures. For more information regarding our key performance indicators please reference the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Results of Operations
Our first quarter net sales grew slightly year-over-year, as our Automotive segment sales increased, which was mostly offset by lower sales in our Industrial segment. Automotive segment sales increased due to the performance of our European and Australasia businesses, the benefit of prior year acquisitions, mostly in Europe, offset by year-over-year moderation in the benefit from inflation in the pricing environment. Our industrial segment sales declined, as customers reduced their maintenance spending in light of weaker economic conditions. Our continued execution of strategic pricing and sourcing initiatives drove a 100 basis point gross margin increase year over year.
First quarter net income was down 18.1% year over year, primarily due to restructuring and other costs of $83 million from the global restructuring we approved and initiated in February 2024. Adjusted net income, which excludes restructuring costs, was up 2.3%, reflecting improved profitability in both of our segments due to the operating discipline in our operations.
Our first quarter results of operations are summarized below for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024		2023
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$5,783,631	100.0%	$5,765,118	100.0%	$18,513	0.3%
Cost of goods sold	3,708,976	64.1%	3,751,717	65.1%	(42,741)	(1.1)%
Gross profit	2,074,655	35.9%	2,013,401	34.9%	61,254	3.0%
Operating expense:
Selling, administrative and other expenses	1,574,927	27.2%	1,511,244	26.2%	63,683	4.2%
Depreciation and amortization	90,610	1.6%	87,215	1.5%	3,395	3.9%
Provision for doubtful accounts	6,211	0.1%	5,639	0.1%	572	10.1%
Restructuring and other costs	83,042	1.4%	—	—%	83,042	—%
Total operating expense	1,754,790	30.3%	1,604,098	27.8%	150,692	9.4%
Non-operating (income) expense:
Interest expense, net	17,690	0.3%	16,864	0.3%	826	4.9%
Other	(23,006)	(0.4)%	(11,967)	(0.2)%	(11,039)	92.2%
Total non-operating (income) expense	(5,316)	(0.1)%	4,897	0.1%	(10,213)	(208.6)%
Income before income taxes	325,181	5.6%	404,406	7.0%	(79,225)	(19.6)%
Income taxes	76,287	1.3%	100,449	1.7%	(24,162)	(24.1)%
Net income	$248,894	4.3%	$303,957	5.3%	$(55,063)	(18.1)%

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023	$ Change	% Change
Diluted EPS	$1.78	$2.14	$(0.36)	(16.8)%
Total adjusted EBITDA	$516,523	$508,485	$8,038	1.6%
Automotive segment profit	$272,936	$264,420	$8,516	3.2%
Industrial segment profit	$270,839	$261,987	$8,852	3.4%
Total segment profit	$543,775	$526,407	$17,368	3.3%
Automotive segment margin	7.6%	7.5%
Industrial segment margin	12.3%	11.6%
Total segment margin	9.4%	9.1%
Net Sales
Our first quarter 2024 net sales increased slightly compared to 2023. We experienced a 1.9% benefit from acquisitions, offset by a 0.9% decrease in comparable sales and a net unfavorable impact of foreign currency and other of 0.7%.
The decrease in comparable sales is primarily driven by a sales decline in our Industrial business due to the impact of weaker macro-economic conditions on our customers in 2024 and a difficult year-over-year comparison.
Automotive
First quarter net sales for Automotive were $3.6 billion, an increase of 1.9% from 2023. The increase consisted of a 2.8% benefit from acquisitions, a 0.2% increase in comparable sales and a 1.1% unfavorable impact of foreign currency and other. The modest increase in comparable sales includes the positive contribution of continued demand for automotive parts in Europe and Australasia.
Industrial
First quarter net sales for Industrial were $2.2 billion, a decrease of 2.2% compared to 2023. The decrease reflects a 2.6% decrease in comparable sales and a 0.1% unfavorable impact of foreign currency, slightly offset by a 0.5% benefit from acquisitions.
The decrease in comparable sales reflects moderation in demand in certain customer sectors and longer than expected softness in industrial production, partially offset by the positive impact of pricing initiatives. We experienced an adverse macro-economic environment when compared to 2023, which caused slowing global industrial demand.
Gross Profit and Gross Margin
Gross profit increased $61 million, or 3.0%, during the first quarter of 2024 compared to last year, and gross margin increased 100 basis points to 35.9% compared to that same period of the previous year. These increases reflect the positive contributions of our strategic pricing and sourcing initiatives. These initiatives include enhancing technology to generate better pricing data and analytics, which allows us to respond in real time to shifting pricing dynamics across each market we serve as well as strategies related to sourcing product more efficiently.
Operating Expenses
SG&A expenses represent 27.2% of sales in the first quarter of 2024 compared to 26.2% last year. We experienced increased personnel and rent costs primarily due to annual merit wage increases and inflation, as well as made investments in information technology to support our ongoing strategic initiatives.
In addition, we incurred $83 million of restructuring and other costs from the global restructuring we approved and initiated in February 2024. Refer to the Restructuring Footnote in the Notes to Condensed Consolidated Financial Statements for more information.
Segment Profit
Automotive
Automotive segment profit increased 3.2% in the first quarter compared to 2023, and Automotive segment profit margin increased to 7.6% compared to 7.5% last year. These increases are driven by continued execution on our global growth and productivity initiatives. These benefits were partially offset by higher personnel and rent costs in 2024 due to inflationary pressures.

Industrial
Industrial segment profit increased 3.4% in the first quarter compared to 2023, and Industrial segment profit margin increased to 12.3% compared to 11.6% last year. These improvements occurred, despite a year-over-year sales decline of 2.2%, primarily due to expense management and the ongoing execution of our supply chain initiatives and other strategic category management and pricing initiatives.
Income Taxes
Our effective income tax rates were 23.5% and 24.8% for first quarter 2024 and 2023, respectively. The rate decrease from 2023 is primarily due to a shift in the mix of earnings across our international businesses and expanded investment benefits.
Net Income
First quarter 2024 net income was $249 million, a decrease of 18.1% compared to net income of $304 million for the same three month period of the prior year. On a per share diluted basis, net income was $1.78, a decrease of 16.8% compared to $2.14 in 2023. These decreases are primarily due to restructuring and other costs of $83 million from the global restructuring we approved and initiated in February 2024.
First quarter 2024 adjusted net income of $311 million increased 2.3% compared to 2023. On a per share basis, first quarter 2024 net income on an adjusted basis of $2.22, increased 3.7% compared to $2.14 in 2023. First quarter 2024 adjusted EBITDA was $517 million, an increase of 1.6% from $508 million from 2023.
The increases in these adjusted measures reflects the positive effects of executing our strategic pricing and other initiatives, as discussed more fully in the commentary above.
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

	Three Months Ended March 31,
(in thousands)	2024	2023
GAAP net income	$248,894	$303,957

Adjustments:
Restructuring and other costs (1)	83,042	—
Total adjustments	83,042	—
Tax impact of adjustments (2)	(21,038)	—
Adjusted net income	$310,898	$303,957

The table below represents amounts per common share assuming dilution:

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
GAAP diluted earnings per share	$1.78	$2.14

Adjustments:
Restructuring and other costs (1)	0.59	—
Total adjustments	0.59	—
Tax impact of adjustments (2)	(0.15)	—
Adjusted diluted earnings per share	$2.22	$2.14
Weighted average common shares outstanding – assuming dilution	140,096	141,725
(1)    Amount reflects the global restructuring initiative which includes a voluntary retirement offer in the U.S., and rationalization and optimization of certain distribution centers, stores and other facilities.
(2)    We determine the tax effect of non-GAAP adjustments by considering the tax laws and statutory income tax rates applicable in the tax jurisdictions of the underlying non-GAAP adjustments, including any related valuation allowances. For the three months ended March 31, 2024, we applied the statutory income tax rates to the taxable portion of all of our adjustments, which resulted in a tax impact of $21 million.
The table below represents a reconciliation from GAAP net income to adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2024	2023
GAAP net income	$248,894	$303,957
Depreciation and amortization	90,610	87,215
Interest expense, net	17,690	16,864
Income taxes	76,287	100,449
EBITDA	433,481	508,485
Total adjustments (1)	83,042	—
Adjusted EBITDA	$516,523	$508,485
(1)    Amounts are the same as adjustments included within the adjusted net income table above.
The table below clarifies where the adjusted items are presented in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
(in thousands)	2024	2023
Line item:
Restructuring and other costs	$83,042	$—
Total adjustments	$83,042	$—
The table below represents a reconciliation from GAAP net income to total segment profit:

	Three Months Ended March 31,
(in thousands)	2024	2023
GAAP net income	$248,894	$303,957
Income taxes	76,287	100,449
Income before income taxes	325,181	404,406
Interest expense, net	17,690	16,864
Corporate expense	83,762	39,122
Intangible asset amortization	34,100	66,015
Other unallocated (loss) income, net (1)	83,042	—
Total segment profit	$543,775	$526,407

GAAP net sales	$5,783,631	$5,765,118
GAAP net income margin (2)	4.3%	5.3%
Total segment profit margin (3)	9.4%	9.1%
(1)    Amounts are the same as adjustments included within the adjusted net income table above.
(2)     Represents GAAP net income as a percentage of GAAP net sales.
(3)    Represents total segment profit as a percentage of GAAP net sales.

The table below represents a reconciliation from segment profit to segment EBITDA and adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2024	2023
Automotive:
Segment Profit	$272,936	$264,420
Depreciation	46,740	38,109
Other costs (2)	—	—
Automotive segment EBITDA	319,676	302,529

Industrial:
Segment Profit	270,839	261,987
Depreciation	8,148	7,050
Other costs (2)	—	—
Industrial segment EBITDA	278,987	269,037

Corporate:
Corporate expense	(83,762)	(66,015)
Depreciation	1,622	2,934
Other unallocated costs (1)	83,042	—
Corporate EBITDA	902	(63,081)
Total adjustments (1)	(83,042)	—
Corporate adjusted EBITDA	(82,140)	(63,081)

Adjusted EBITDA	$516,523	$508,485
(1)    Amounts are the same as adjustments included within the adjusted net income table above.

Financial Condition
Our cash balance was $1.0 billion as of March 31, 2024, a decrease of $52 million from December 31, 2023. For the three months ended March 31, 2024, we had net cash provided by operating activities of $318 million, net cash used in investing activities of $178 million and net cash used in financing activities of $175 million.
The cash provided by operating activities decreased as compared to prior year primarily driven by changes in working capital. We had $178 million in net cash used for investing activities primarily for capital expenditures and acquisitions and other investing activities of $250 million. The financing activities consisted primarily of $133 million for dividends paid to our shareholders and $38 million of stock repurchases.
Accounts receivable increased $202 million, or 9.1%, from December 31, 2023. Inventory increased $59 million, or 1.3%. Accounts receivable and inventory were both impacted by first quarter increase in revenues and related product demand. Accounts payable increased $226 million, or 4.1% from December 31, 2023, in line with the increase in inventory. Total debt of $3.9 billion at March 31, 2024 decreased $32 million, or 0.8%, from December 31, 2023.
Liquidity and Capital Resources
We ended the quarter with $2.5 billion of total liquidity (comprising $1.5 billion availability on the revolving credit facility and $1.0 billion of cash and cash equivalents). From time to time, we may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk. We currently believe that the existing lines of credit and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
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
We expect to be able to continue to borrow funds at reasonable rates over the long term. At March 31, 2024, our total average cost of debt was 3.17%, and we remain in compliance with all covenants connected with our borrowings.
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
On February 15, 2024, we announced a 5.3% increase in the regular quarterly cash dividend for 2024. Our Board of Directors increased the cash dividend payable to an annual rate of $4.00 per share compared with the prior year dividend of $3.80 per share. We have paid a cash dividend every year since going public in 1948, and 2024 will mark the 68th consecutive year of increased dividends paid to shareholders.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our 2023 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2023.
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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings may be found in the Commitments and Contingencies Footnote in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the purchases of shares of our common stock during the three months ended March 31, 2024:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2024 through January 31, 2024	141,717	$139.65	108,324	8,429,721
February 1, 2024 through February 29, 2024	122,284	$144.62	99,877	8,329,844
March 1, 2024 through March 31, 2024	70,340	$152.14	52,339	8,277,505
Totals	334,341	$144.10	260,540	8,277,505
(1)Includes shares surrendered by employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of share appreciation rights and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 8.3 million shares authorized remain available to be repurchased. There were no other repurchase plans announced as of March 31, 2024.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
(a) The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	By-Laws of the Company, as amended and restated November 19, 2018 (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 19, 2018)
Exhibit 10.1	Separation Agreement and General Release between James R. Neill and the Company - filed herewith

Exhibit 10.2	Consulting Agreement between James R. Neill and the Company, executed April 10, 2024 - filed herewith

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer – filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer – filed herewith

Exhibit 32
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer and Chief Financial Officer – furnished herewith

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the period ended March 31, 2024 formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: April 18, 2024	/s/ Bert Nappier
Bert Nappier
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)