Form 10-Q
period 2024-06-30
GENUINE PARTS CO
filed 2024-07-23
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 139,317,735 shares of common stock outstanding as of July 18, 2024.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$555,277	$1,102,007
Trade accounts receivable, less allowance for doubtful accounts (2024 – $59,179; 2023 – $56,608)	2,526,060	2,223,431
Merchandise inventories, net	5,103,644	4,676,686
Prepaid expenses and other current assets	1,611,717	1,603,728
Total current assets	9,796,698	9,605,852
Goodwill	2,858,668	2,734,681
Other intangible assets, less accumulated amortization	1,818,954	1,792,913
Property, plant and equipment, less accumulated depreciation (2024 – $1,695,974; 2023 – $1,592,658)	1,787,822	1,616,785
Operating lease assets	1,604,559	1,268,742
Other assets	1,002,692	949,481
Total assets	$18,869,393	$17,968,454

Liabilities and equity
Current liabilities:
Trade accounts payable	$5,931,993	$5,499,536
Current portion of debt	853,236	355,298
Dividends payable	139,375	132,635
Other current liabilities	1,841,809	1,839,640
Total current liabilities	8,766,413	7,827,109
Long-term debt	3,027,491	3,550,930
Operating lease liabilities	1,318,307	979,938
Pension and other post–retirement benefit liabilities	222,378	219,644
Deferred tax liabilities	473,125	437,674
Other long-term liabilities	505,556	536,174
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2024 – 139,346,018 shares; 2023 – 139,567,071 shares	139,346	139,567
Additional paid-in capital	180,527	173,025
Accumulated other comprehensive loss	(1,035,739)	(976,872)
Retained earnings	5,256,514	5,065,327
Total parent equity	4,540,648	4,401,047
Noncontrolling interests in subsidiaries	15,475	15,938
Total equity	4,556,123	4,416,985
Total liabilities and equity	$18,869,393	$17,968,454
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net sales	$5,962,567	$5,915,006	$11,746,198	$11,680,124
Cost of goods sold	3,782,264	3,780,263	7,491,240	7,531,980
Gross profit	2,180,303	2,134,743	4,254,958	4,148,144
Operating expenses:
Selling, administrative and other expenses	1,647,456	1,581,653	3,222,383	3,092,897
Depreciation and amortization	99,202	90,873	189,812	178,088
Provision for doubtful accounts	5,678	8,322	11,889	13,961
Restructuring and other costs	29,760	—	112,802	—
Total operating expenses	1,782,096	1,680,848	3,536,886	3,284,946
Non-operating (income) expense:
Interest expense, net	21,921	16,455	39,611	33,319
Other	(9,915)	(16,649)	(32,921)	(28,616)
Total non-operating (income) expense	12,006	(194)	6,690	4,703
Income before income taxes	386,201	454,089	711,382	858,495
Income taxes	90,657	109,595	166,944	210,044
Net income	$295,544	$344,494	$544,438	$648,451
Dividends declared per common share	$1.00	$0.95	$2.00	$1.90
Basic earnings per share	$2.12	$2.45	$3.91	$4.61
Diluted earnings per share	$2.11	$2.44	$3.89	$4.58
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$295,544	$344,494	$544,438	$648,451
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	15,278	(9,540)	(64,642)	14,287
Cash flow hedge, net of income taxes in 2023 — $951 and $951 respectively	—	2,572	—	2,572
Pension and postretirement benefit adjustments, net of income taxes in 2024 — $1,063 and $2,126; 2023 — $702 and $1,405 respectively	2,887	1,912	5,775	3,826
Other comprehensive income (loss), net of income taxes	18,165	(5,056)	(58,867)	20,685
Comprehensive income	$313,709	$339,438	$485,571	$669,136
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2024
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
April 1, 2024	139,335,342	$139,335	$179,349	$(1,053,904)	$5,137,597	$4,402,377	$14,799	$4,417,176
Net income	—	—	—	—	295,544	295,544	—	295,544
Other comprehensive income, net of tax	—	—	—	18,165	—	18,165	—	18,165
Cash dividend declared, $1.0000 per share	—	—	—	—	(139,376)	(139,376)	—	(139,376)
Shares issued from employee incentive plans	259,702	259	(16,828)	—	—	(16,569)	—	(16,569)
Share-based compensation	—	—	18,006	—	—	18,006	—	18,006
Purchase of stock	(249,026)	(248)	—	—	(37,251)	(37,499)	—	(37,499)
Noncontrolling interest activities	—	—	—	—	—	—	676	676
June 30, 2024	139,346,018	$139,346	$180,527	$(1,035,739)	$5,256,514	$4,540,648	$15,475	$4,556,123

	Six Months Ended June 30, 2024
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2024	139,567,071	$139,567	$173,025	$(976,872)	$5,065,327	$4,401,047	$15,938	$4,416,985
Net income	—	—	—	—	544,438	544,438	—	544,438
Other comprehensive loss, net of tax	—	—	—	(58,867)	—	(58,867)	—	(58,867)
Cash dividend declared, $2.0000 per share	—	—	—	—	(278,761)	(278,761)	—	(278,761)
Shares issued from employee incentive plans	288,513	288	(19,068)	—	—	(18,780)	—	(18,780)
Share-based compensation	—	—	26,570	—	—	26,570	—	26,570
Purchase of stock	(509,566)	(509)	—	—	(74,490)	(74,999)	—	(74,999)
Noncontrolling interest activities	—	—	—	—	—	—	(463)	(463)
June 30, 2024	139,346,018	$139,346	$180,527	$(1,035,739)	$5,256,514	$4,540,648	$15,475	$4,556,123

	Three Months Ended June 30, 2023
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
April 1, 2023	140,545,475	$140,545	$147,690	$(1,006,801)	$4,644,770	$3,926,204	$13,432	$3,939,636
Net income	—	—	—	—	344,494	344,494	—	344,494
Other comprehensive loss, net of tax	—	—	—	(5,056)	—	(5,056)	—	(5,056)
Cash dividend declared, $0.9500 per share	—	—	—	—	(133,492)	(133,492)	—	(133,492)
Shares issued from employee incentive plans	351,648	351	(22,241)	—	—	(21,890)	—	(21,890)
Share-based compensation	—	—	28,299	—	—	28,299	—	28,299
Purchase of stock	(429,573)	(428)	—	—	(66,920)	(67,348)	—	(67,348)
Noncontrolling interest activities	—	—	—	—	—	—	1,151	1,151
June 30, 2023	140,467,550	$140,468	$153,748	$(1,011,857)	$4,788,852	$4,071,211	$14,583	$4,085,794

	Six Months Ended June 30, 2023
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2023	140,941,649	$140,941	$140,324	$(1,032,542)	$4,541,640	$3,790,363	$14,084	$3,804,447
Net income	—	—	—	—	648,451	648,451	—	648,451
Other comprehensive income, net of tax	—	—	—	20,685	—	20,685	—	20,685
Cash dividend declared, $1.9000 per share	—	—	—	—	(267,229)	(267,229)	—	(267,229)
Shares issued from employee incentive plans	366,480	366	(23,521)	—	—	(23,155)	—	(23,155)
Share-based compensation	—	—	36,945	—	—	36,945	—	36,945
Purchase of stock	(840,579)	(839)	—	—	(134,010)	(134,849)	—	(134,849)
Noncontrolling interest activities	—	—	—	—	—	—	499	499
June 30, 2023	140,467,550	$140,468	$153,748	$(1,011,857)	$4,788,852	$4,071,211	$14,583	$4,085,794
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2024	2023
Operating activities:
Net income	$544,438	$648,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,812	178,088
Share-based compensation	26,570	36,945
Excess tax benefits from share-based compensation	(8,233)	(6,431)
Other operating activities, including changes in operating assets and liabilities	(140,672)	(400,050)
Net cash provided by operating activities	611,915	457,003
Investing activities:
Purchases of property, plant and equipment	(259,245)	(205,336)
Proceeds from sale of property, plant and equipment	73,645	4,762
Proceeds from divestitures of businesses	3,715	—
Proceeds from sale of investments	—	80,482
Acquisitions and other investing activities	(580,141)	(106,028)
Net cash used in investing activities	(762,026)	(226,120)
Financing activities:
Proceeds from debt	539,722	1,668,757
Payments on debt	(544,355)	(1,602,138)
Shares issued from employee incentive plans	(18,780)	(23,155)
Dividends paid	(272,021)	(259,929)
Purchases of stock	(74,999)	(134,849)
Other financing activities	(11,893)	(6,436)
Net cash used in financing activities	(382,326)	(357,750)
Effect of exchange rate changes on cash and cash equivalents	(14,293)	3,509
Net decrease in cash and cash equivalents	(546,730)	(123,358)
Cash and cash equivalents at beginning of period	1,102,007	653,463
Cash and cash equivalents at end of period	$555,277	$530,105
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
In the opinion of management, all adjustments necessary for a fair presentation of our financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results for the year ended December 31, 2024. We have evaluated subsequent events through the date the unaudited Condensed Consolidated Financial Statements covered by this quarterly report were issued.
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
Prepaid Expenses and Other Current Assets
The following table provides a detail of prepaid expenses and other current assets reported within the Condensed Consolidated Balance Sheets as of:

(in thousands)	June 30, 2024	December 31, 2023
Prepaid expenses	$151,407	$110,863
Consideration receivable from vendors	891,864	928,499
Other current assets	568,446	564,366
Total prepaid expenses and other current assets	$1,611,717	$1,603,728
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
The following table summarizes the classification and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships (in thousands):

		June 30, 2024		December 31, 2023
Instrument	Balance Sheet Location	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$1,053,110	$63,056	$606,950	$37,676
Forward contract	Other current liabilities	$106,800	$487	$106,800	$4,383
Foreign currency debt	Long-term debt	€700,000	$749,910	€700,000	$772,660
The tables below presents gains and losses related to designated net investment hedges:

	Gain (Loss) Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2024	2023	2024	2023
Three Months Ended June 30,
Net investment hedges:
Forward contracts	$6,994	$(9,212)	$4,651	$3,158
Foreign currency debt	5,670	2,940	—	—
Total	$12,664	$(6,272)	$4,651	$3,158

	Gain (Loss) Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2024	2023	2024	2023
Six Months Ended June 30,
Net investment hedges:
Forward contracts	$20,256	$(14,536)	$9,020	$6,317
Foreign currency debt	22,750	(11,200)	—	—
Total	$43,006	$(25,736)	$9,020	$6,317

Fair Value of Financial Instruments
As of June 30, 2024, the fair value of our senior unsecured notes was approximately $3.6 billion, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.

Guarantees
We guarantee the borrowings of certain independently controlled automotive parts stores and businesses (“independents”) and certain other affiliates in which we have a noncontrolling equity ownership interest (“affiliates”). While such borrowings of the independents and affiliates are outstanding, we are required to maintain compliance with certain covenants. As of June 30, 2024, we were in compliance with all such covenants.
As of June 30, 2024, the total borrowings of the independents and affiliates subject to guarantee by us were approximately $757 million. These loans generally mature over periods from one to six years. We regularly monitor the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents and affiliates that participate in the guarantee programs. In the event that we are required to make payments in connection with these guarantees, we would obtain and liquidate certain collateral pledged by the independents or affiliates (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. We recognize a liability equal to the current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, we have not had significant losses in connection with guarantees of independents’ and affiliates’ borrowings and the current expected credit loss reserve is not material. As of June 30, 2024, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
As of June 30, 2024, we have recognized $52 million of certain assets and liabilities for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the Condensed Consolidated Balance Sheets. The liabilities relate to our noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from our current expected credit loss reserve.
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
All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our Condensed Consolidated Statement of Cash Flows. As of June 30, 2024 and December 31, 2023, the outstanding payment obligations to the financial institutions are $3.1 billion and $3.0 billion, respectively.

(in thousands)	June 30, 2024
Obligations outstanding at the beginning of the year	$3,041,187
Invoices confirmed during the year	2,058,584
Confirmed invoices paid during the year	(1,967,840)
Confirmed obligations outstanding at the end of period	$3,131,931
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
The following table summarizes basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income	$295,544	$344,494	$544,438	$648,451

Weighted average common shares outstanding	139,358	140,574	139,394	140,688
Dilutive effect of non-vested restricted stock awards	471	673	567	808
Weighted average common shares outstanding – assuming dilution	139,829	141,247	139,961	141,496
Basic earnings per share	$2.12	$2.45	$3.91	$4.61
Diluted earnings per share	$2.11	$2.44	$3.89	$4.58
2. Segment Information
The following table presents a summary of our reportable segment financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net sales:
Automotive	$3,726,991	$3,654,999	$7,301,011	$7,160,826
Industrial	2,235,576	2,260,007	4,445,187	4,519,298
Total net sales	$5,962,567	$5,915,006	$11,746,198	$11,680,124
Segment profit:
Automotive	$313,975	$329,347	$586,911	$593,767
Industrial	276,841	283,372	547,680	545,359
Total segment profit	590,816	612,719	1,134,591	1,139,126
Interest expense, net	(21,921)	(16,455)	(39,611)	(33,319)
Intangible asset amortization	(34,685)	(40,625)	(68,785)	(79,747)
Corporate expense	(85,984)	(101,550)	(169,746)	(167,565)
Other unallocated costs (1)	(62,025)	—	(145,067)	—
Income before income taxes	$386,201	$454,089	$711,382	$858,495

(1)     The following table presents a summary of the other unallocated costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Other unallocated costs:
Restructuring and other costs (2)	$(37,247)	$—	$(120,289)	$—
Acquisition and integration related costs and other (3)	(24,778)	—	(24,778)	—
Total other unallocated costs	$(62,025)	$—	$(145,067)	$—

(2)     Amount reflects costs related to the global restructuring initiative which includes a voluntary retirement offer in the U.S., inventory liquidation costs, and rationalization and optimization of certain distribution centers, stores and other facilities.

(3)     Amount primarily reflects integration costs related to the completion of the acquisition of Motor Parts and Equipment Corporation ("MPEC") in April 2024, including professional services costs, personnel costs, and lease and other exit costs.
Net sales are disaggregated by geographical region for each of our reportable segments, as we deem this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
North America:
Automotive	$2,352,254	$2,344,701	$4,549,144	$4,550,086
Industrial	2,101,811	2,128,747	4,181,937	4,259,462
Total North America	$4,454,065	$4,473,448	$8,731,081	$8,809,548
Australasia:
Automotive	$412,883	$407,853	$813,231	$814,615
Industrial	133,765	131,260	263,250	259,836
Total Australasia	$546,648	$539,113	$1,076,481	$1,074,451
Europe – Automotive	$961,854	$902,445	$1,938,636	$1,796,125
Total net sales	$5,962,567	$5,915,006	$11,746,198	$11,680,124
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
The total principal amount outstanding of receivables sold is approximately $1.0 billion as of both June 30, 2024 and December 31, 2023. The amount of receivables pledged as collateral as of June 30, 2024 and December 31, 2023 is approximately $1.5 billion and $1.2 billion, respectively.
The following table summarizes the activity and amounts outstanding under the A/R Sales Agreement as of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Receivables sold to the financial institutions and derecognized	$2,135,710	$2,139,392	$4,305,752	$4,304,799
Cash collected on sold receivables	$2,135,626	$2,139,393	$4,305,670	$4,304,804
Continuous cash activity related to the A/R Sales Agreement is reflected in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The SPE incurs fees due to the unaffiliated financial institutions related to the accounts receivable sales transactions. Those fees, which totaled $31 million and $29 million for the six months ended June 30, 2024 and 2023, respectively, are recorded within other non-operating (income) expense in the Condensed Consolidated Statements of Income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institutions any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of June 30, 2024 and December 31, 2023 is not material. The servicing liability related to our collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.

4. Employee Benefit Plans
Net periodic benefit income from our pension plans included the following components for our pension benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Service cost	$1,711	$1,503	$3,438	$2,997
Interest cost	25,324	26,136	50,689	52,253
Expected return on plan assets	(44,339)	(41,263)	(88,743)	(82,503)
Amortization of prior service cost	281	173	562	346
Amortization of actuarial loss	3,567	2,340	7,134	4,681
Net periodic benefit income	$(13,456)	$(11,111)	$(26,920)	$(22,226)
Service cost is recorded in selling, administrative and other expenses in the Condensed Consolidated Statements of Income while all other components are recorded within other non-operating (income) expense. Pension benefits also include amounts related to supplemental retirement plans.
5. Acquisitions
We acquired several businesses for approximately $651 million, which includes certain non-cash consideration, and $116 million, net of cash acquired, during the six months ended June 30, 2024 and June 30, 2023, respectively. We recognized approximately $100 million and $5 million of revenue related to our current year Automotive and Industrial acquisitions, respectively. We recorded approximately $283 million of goodwill and other intangible assets associated with these acquisitions. Other intangible assets acquired of $120 million consisted of customer relationships with weighted average amortization lives of 19 years. For each acquisition, we allocate the purchase price to the assets acquired and the liabilities assumed based on their fair values as of the respective acquisition date. The fair values of the assets acquired and liabilities assumed are preliminary. Additional adjustments, particularly to inventory and intangible assets, may be made to the acquisition accounting during the measurement period, which may be up to one year from the respective acquisition date. The results of operations for acquired businesses are included in our Condensed Consolidated Statements of Income beginning on their respective acquisition dates.

These acquisitions included MPEC, the largest independent owner of NAPA Auto Part stores in the U.S., which we acquired on April 30, 2024. We recognized approximately $100 million of goodwill and other intangible assets associated with MPEC. Approximate values of other assets acquired and liabilities assumed included inventory of $200 million, operating lease assets of $200 million and operating lease liabilities of $200 million.
6. Accumulated Other Comprehensive Loss
The following tables present the changes in AOCL by component for the six months ended June 30:

	Changes in Accumulated Other Comprehensive Loss by Component
(in thousands)	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2024	$(517,941)	$—	$(458,931)	$(976,872)
Other comprehensive income (loss) before reclassifications	—	—	(64,642)	(64,642)
Amounts reclassified from accumulated other comprehensive loss	5,775	—	—	5,775
Other comprehensive income (loss), net of income taxes	5,775	—	(64,642)	(58,867)
Ending balance, June 30, 2024	$(512,166)	$—	$(523,573)	$(1,035,739)

	Changes in Accumulated Other Comprehensive Loss by Component
(in thousands)	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2023	$(506,610)	$(2,572)	$(523,360)	$(1,032,542)
Other comprehensive income (loss) before reclassifications	—	2,765	14,287	17,052
Amounts reclassified from accumulated other comprehensive loss	3,826	(193)	—	3,633
Other comprehensive income (loss), net of income taxes	3,826	2,572	14,287	20,685
Ending balance, June 30, 2023	$(502,784)	$—	$(509,073)	$(1,011,857)
The AOCL components related to the pension benefits are included in the computation of net periodic benefit income in the Employee Benefit Plans Footnote. Generally, tax effects in AOCL are established at the currently enacted tax rate and reclassified to net income in the same period that the related pre-tax AOCL reclassifications are recognized.
7. Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, many involving routine litigation incidental to the businesses, including approximately 2,516 pending product liability lawsuits resulting from our national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts we distributed. The amount accrued for pending and future claims was $225 million as of June 30, 2024, which represents our best estimate of the liability within our calculated range of $180 million to $255 million, discounted using a discount rate of 4.36%. The amount accrued for pending and future claims was $244 million as of December 31, 2023, which represents our best estimate of the liability within our calculated range of $196 million to $277 million, discounted using a discount rate of 3.88%. Our undiscounted product liability was $285 million and $308 million as of June 30, 2024 and December 31, 2023, respectively. There have been no significant developments to the information presented in our 2023 Annual Report on Form 10-K with respect to litigation or commitments and contingencies.
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
For the three and six months ended June 30, 2024, we incurred $37 million and $120 million, respectively, in costs related to our global restructuring initiative. We expect to incur total costs up to $200 million related to the global restructuring efforts in 2024 and to substantially complete the initiative by the end of 2025. We may incur additional charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of these initiatives. The global restructuring was approved and funded by our corporate office and therefore these costs are not allocated to our segments.
For the three months ended June 30, 2024, costs of $37 million include severance and other employee costs of $4 million, other restructuring costs of $26 million, and restructuring inventory liquidation costs of $7 million, which are reflected in cost of goods sold.
The table below summarizes the activity related to these costs for the six months ended June 30, 2024.

(in thousands)	Severance and other employee costs	Other restructuring costs (1)	Total (1)
Liability as of January 1, 2024	$—	$—	$—
Restructuring and other costs	65,954	46,848	112,802
Cash payments	(41,277)	(32,872)	(74,149)
Non-cash charges	3,094	(12,844)	(9,750)
Translation	(90)	2	(88)
Liability as of June 30, 2024	$27,681	$1,134	$28,815
(1) Amount reflects moving expenses, accelerated rent, professional fees, facility closure costs and asset impairment costs that are attributable to our restructuring. Amount excludes a $7 million noncash charge reflected in cost of goods sold for inventory liquidated rather than moved during facility consolidation in connection with the restructuring.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes contained herein and with the audited Consolidated Financial Statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results for the year ended December 31, 2024.
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
Our Automotive Parts Group ("Automotive") operates in the U.S., Canada, Mexico, France, the U.K., Ireland, Germany, Poland, the Netherlands, Belgium, Spain, Portugal, Australia and New Zealand, and accounted for approximately 62% of total revenues for the six months ended June 30, 2024. Our Industrial Parts Group ("Industrial") operates in the U.S., Canada, Mexico, Australia, New Zealand, Indonesia and Singapore, and accounted for approximately 38% of our total revenues for the six months ended June 30, 2024.

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
Results of Operations
Our second quarter year-over-year net sales growth of 0.8% was driven by growth in Automotive, partially offset by a modest decline at Industrial. The macroeconomic environment remained challenging, with lagging industrial production driving soft demand and difficult trading conditions in Industrial. Performance in our U.S. and European automotive businesses also reflected moderating demand and a softer pricing environment from lower inflation. Despite this, Automotive sales continued to benefit from the prior year European acquisitions and current quarter acquisitions in the U.S. On April 30, we completed the acquisition of MPEC, our largest independent owner of NAPA Auto Parts stores in the U.S., operating 181 locations.
Second quarter gross margin improved 50 basis points year-over-year, however net income declined $49 million primarily due to restructuring costs, investments in technology, and increased personnel costs resulting from acquisitions and inflation.
Our results of operations are summarized below for the three and six months ending June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024		2023
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$5,962,567	100.0%	$5,915,006	100.0%	$47,561	0.8%
Cost of goods sold	3,782,264	63.4%	3,780,263	63.9%	2,001	0.1%
Gross profit	2,180,303	36.6%	2,134,743	36.1%	45,560	2.1%
Operating expense:
Selling, administrative and other expenses	1,647,456	27.6%	1,581,653	26.7%	65,803	4.2%
Depreciation and amortization	99,202	1.7%	90,873	1.5%	8,329	9.2%
Provision for doubtful accounts	5,678	0.1%	8,322	0.1%	(2,644)	(31.8)%
Restructuring and other costs	29,760	0.5%	—	—%	29,760	—%
Total operating expense	1,782,096	29.9%	1,680,848	28.4%	101,248	6.0%
Non-operating (income) expense:
Interest expense, net	21,921	0.4%	16,455	0.3%	5,466	33.2%
Other	(9,915)	(0.2)%	(16,649)	(0.3)%	6,734	(40.4)%
Total non-operating (income) expense	12,006	0.2%	(194)	—%	12,200	(6288.7)%
Income before income taxes	386,201	6.5%	454,089	7.7%	(67,888)	(15.0)%
Income taxes	90,657	1.5%	109,595	1.9%	(18,938)	(17.3)%
Net income	$295,544	5.0%	$344,494	5.8%	$(48,950)	(14.2)%

	Three Months Ended June 30,
(in thousands, except per share data)	2024	2023	$ Change	% Change
Diluted EPS	$2.11	$2.44	$(0.33)	(13.5)%
Adjusted diluted EPS	$2.44	$2.44	$—	—%
Total adjusted EBITDA	$569,349	$561,417	$7,932	1.4%
Automotive segment profit	$313,975	$329,347	$(15,372)	(4.7)%
Industrial segment profit	$276,841	$283,372	$(6,531)	(2.3)%
Total segment profit	$590,816	$612,719	$(21,903)	(3.6)%
Automotive segment margin	8.4%	9.0%
Industrial segment margin	12.4%	12.5%
Total segment margin	9.9%	10.4%

	Six Months Ended June 30,
	2024		2023
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$11,746,198	100.0%	$11,680,124	100.0%	$66,074	0.6%
Cost of goods sold	7,491,240	63.8%	7,531,980	64.5%	(40,740)	(0.5)%
Gross profit	4,254,958	36.2%	4,148,144	35.5%	106,814	2.6%
Operating expense:
Selling, administrative and other expenses	3,222,383	27.4%	3,092,897	26.5%	129,486	4.2%
Depreciation and amortization	189,812	1.6%	178,088	1.5%	11,724	6.6%
Provision for doubtful accounts	11,889	0.1%	13,961	0.1%	(2,072)	(14.8)%
Restructuring and other costs	112,802	1.0%	—	—%	112,802	—%
Total operating expense	3,536,886	30.1%	3,284,946	28.1%	251,940	7.7%
Non-operating (income) expense:
Interest expense, net	39,611	0.3%	33,319	0.3%	6,292	18.9%
Other	(32,921)	(0.3)%	(28,616)	(0.2)%	(4,305)	15.0%
Total non-operating (income) expense	6,690	0.1%	4,703	—%	1,987	42.2%
Income before income taxes	711,382	6.1%	858,495	7.4%	(147,113)	(17.1)%
Income taxes	166,944	1.4%	210,044	1.8%	(43,100)	(20.5)%
Net income	$544,438	4.6%	$648,451	5.6%	$(104,013)	(16.0)%

	Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	$ Change	% Change
Diluted EPS	$3.89	$4.58	$(0.69)	(15.1)%
Adjusted diluted EPS	$4.66	$4.58	$0.08	1.7%
Total adjusted EBITDA	$1,085,872	$1,069,902	$15,970	1.5%
Automotive segment profit	$586,911	$593,767	$(6,856)	(1.2)%
Industrial segment profit	$547,680	$545,359	$2,321	0.4%
Total segment profit	$1,134,591	$1,139,126	$(4,535)	(0.4)%
Automotive segment margin	8.0%	8.3%
Industrial segment margin	12.3%	12.1%
Total segment margin	9.7%	9.8%

Net Sales
For the three months ended June 30, 2024 our net sales increased slightly compared to 2023. We experienced a 2.2% benefit from acquisitions, partially offset by a 0.9% decrease in comparable sales and a net unfavorable impact of foreign currency and other of 0.5%.
For the six months ended June 30, 2024 our net sales increased slightly compared to 2023. We experienced a 2.1% benefit from acquisitions, partially offset by a 0.9% decrease in comparable sales and a net unfavorable impact of foreign currency and other of 0.6%.
The decrease in comparable sales is primarily driven by a sales decline in our industrial business due to the impact of weaker macro-economic conditions on our customers in 2024 as discussed below.
Automotive
Automotive sales for the three months ended June 30, 2024 were $3.7 billion, an increase of 2.0% from 2023. The increase consisted of a 3.1% benefit from acquisitions which was primarily driven by our European acquisitions and the MPEC acquisition, partially offset by a 0.6% decrease in comparable sales and a 0.5% unfavorable impact of foreign currency and other. The slight decrease in comparable sales reflects softened demand in our U.S. and European businesses and the negative impact of moderating inflation.
Automotive sales for the six months ended June 30, 2024 were $7.3 billion, an increase of 2.0% from 2023. The increase consisted of a 3.0% benefit from acquisitions, partially offset by a 0.2% decrease in comparable sales and a 0.8% unfavorable impact of foreign currency and other.
Industrial
Net sales for the three months ended June 30, 2024 were $2.2 billion, a decrease of 1.1% compared to 2023. The decrease reflects a 1.6% decrease in comparable sales and a 0.2% unfavorable impact of foreign currency, slightly offset by a 0.7% benefit from acquisitions.
Net sales for six months ended June 30, 2024 were $4.4 billion, a decrease of 1.6% compared to 2023. The decrease reflects a 2.1% decrease in comparable sales and a 0.1% unfavorable impact of foreign currency, slightly offset by a 0.6% benefit from acquisitions.
The decrease in comparable sales reflects moderation in demand in certain customer sectors and continued softness in industrial production. We continue to experience an adverse macro-economic environment when compared to 2023, which caused slowing global industrial demand.
Gross Profit and Gross Margin
Gross profit for the three months ended June 30, 2024 increased $46 million, or 2.1%, compared to last year, and gross margin increased 50 basis points to 36.6% compared to the same period of the previous year. Gross profit for the six months ended June 30, 2024 increased $107 million, or 2.6% compared to the same period in the prior year. Gross margin increased 70 basis points to 36.2% compared to that same period of the previous year.
These increases reflect the positive contributions of our strategic category management and sourcing initiatives. We continue to invest in enhancing technology to generate better pricing data and analytics, which allows us to shift pricing dynamics across each market we serve.
Operating Expenses
SG&A expenses represent 27.6% and 27.4% of sales for the three and six months ended June 30, 2024, respectively, compared to 26.7% and 26.5% in the prior year. We experienced increased personnel and rent costs primarily related to acquisitions, annual merit wage increases and inflation.
In addition, we incurred $37 million of costs related to the global restructuring initiative and $25 million primarily related to the acquisition and integration of MPEC, which closed on April 30, 2024. Refer to the Restructuring Footnote in the Notes to Condensed Consolidated Financial Statements for more information on our global restructuring initiative.
Segment Profit
Automotive
For the three months ended June 30, 2024, Automotive segment profit decreased 4.7% compared to the same period in 2023, and Automotive segment profit margin decreased to 8.4% compared to 9.0% in the same period last year. For six months ended June 30, 2024, Automotive segment profit decreased 1.2% compared to the same period in 2023, and Automotive segment profit margin decreased to 8.0% compared to 8.3% for the same period last year. These decreases are primarily due to increased freight costs as well as personnel costs resulting from acquisitions and inflation.
Industrial
For the three months ended June 30, 2024, Industrial segment profit decreased 2.3% compared to the same period in 2023 and Industrial segment profit margin was 12.4%, down 10 basis points from the prior year. For the six months ended June 30, 2024, Industrial segment profit increased 0.4% compared to the same period last year and Industrial segment profit margin increased to 12.3% compared to 12.1% in the same period in the previous year. The decrease in segment profit for the three months ended June 30, 2024 resulted from deleveraging expenses driven by lower sales. The improvements in the six months ended June 30, 2024 occurred, despite a year-over-year sales decline of 1.6%, primarily due to expense management and ongoing execution of our supply chain initiatives and strategic category management.
Income Taxes
Our effective income tax rate for the three and six month periods ended June 30, 2024 was 23.5% compared to 24.1% and 24.5% for the same periods in 2023, respectively. The rate decrease is primarily due to expanded investment benefits and earnings mix shift across our global businesses.
Net Income
For the three months ended June 30, 2024, net income was $296 million, a decrease of 14.2% compared to net income of $344 million for the same three month period of the prior year. On a per share diluted basis, net income was $2.11, a decrease of 13.5% compared to $2.44 in 2023. These decreases are primarily due to $37 million of costs related to the global restructuring initiative and $25 million primarily related to the acquisition of MPEC. Adjusted net income for the three months ended June 30, 2024 was $342 million, a decrease of 0.9% compared to net income of $344 million for the same period of 2023. On a per share diluted basis, adjusted net income was $2.44, remaining flat compared to diluted earnings per share of $2.44 last year. Second quarter 2024 adjusted EBITDA was $569 million, an increase of 1.4% from $561 million in 2023.
For the six months ended June 30, 2024, net income was $544 million, a decrease of 16.0% compared to net income of $648 million for the same three month period of the prior year. On a per share diluted basis, net income was $3.89, a decrease of 15.1% compared to $4.58 in 2023. These decreases are primarily due to $120 million of costs related to the global restructuring initiative and $25 million primarily related to the acquisition of MPEC. Adjusted net income for the six months ended June 30, 2024 was $652 million an increase of 0.6% compared to net income of $648 million in 2023. On a per share diluted basis, adjusted net income was $4.66, an increase of 1.7% compared to diluted earnings per share of $4.58 last year. Second quarter 2024 adjusted EBITDA was $1.09 billion, an increase of 1.5% from EBITDA of $1.07 billion from 2023.
The increases in these adjusted measures reflect the positive effects of executing our strategic category management and other initiatives, as discussed more fully in the commentary above.
Non-GAAP Financial Measures
Adjusted net income, adjusted diluted EPS, adjusted EBITDA, total segment profit, total segment margin, and adjusted EBITDA for each segment are non-GAAP measures (see table below for reconciliations to the most directly comparable GAAP measures).
The following tables set forth reconciliations of net income and diluted EPS to adjusted net income and adjusted diluted EPS, respectively, to account for the impact of adjustments. We also include reconciliations from net income to adjusted EBITDA, net income to total segment profit and total segment margin and segment profit to segment EBITDA and adjusted EBITDA for each segment. We believe that the presentation of adjusted net income, adjusted diluted EPS, total segment profit and adjusted EBITDA, which are not calculated in accordance with GAAP, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to both management and investors that is indicative of our core operations. We consider these metrics useful to investors because they provide greater transparency into management’s view and assessment of our ongoing operating performance by removing items management believes are not representative of our operations and may distort our longer-term operating trends. In the case of adjusted EBITDA by segment, we believe this additional metric is useful to investors as it provides further insight into the performance of our segments. We believe the non-GAAP metrics included herein also enhance the comparability of our results from period to period and with our competitors, as well as to show ongoing results from operations distinct from items that are infrequent or not associated with our core operations. For example, for the three and six months ended June 30, 2024, adjusted net income, adjusted EBITDA and adjusted diluted earnings per share exclude costs relating to our global restructuring initiative and acquisition of Motor Parts and Equipment Corporation. We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
GAAP net income	$295,544	$344,494	$544,438	$648,451

Adjustments:
Restructuring and other costs (1)	37,247	—	120,289	—
Acquisition and integration related costs and other (2)	24,778	—	24,778	—
Total adjustments	62,025	—	145,067	—
Tax impact of adjustments (3)	(16,008)	—	(37,046)	—
Adjusted net income	$341,561	$344,494	$652,459	$648,451
The table below represents amounts per common share assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
GAAP diluted earnings per share	$2.11	$2.44	$3.89	$4.58

Adjustments:
Restructuring and other costs (1)	0.27	—	0.86	—
Acquisition and integration related costs and other (2)	0.17	—	0.17	—
Total adjustments	0.44	—	1.03	—
Tax impact of adjustments (3)	(0.11)	—	(0.26)	—
Adjusted diluted earnings per share	$2.44	$2.44	$4.66	$4.58
Weighted average common shares outstanding – assuming dilution	139,829	141,247	139,961	141,496
(1)    Amount reflects costs related to the global restructuring initiative which includes a voluntary retirement offer in the U.S., inventory liquidation costs, and rationalization and optimization of certain distribution centers, stores and other facilities.
(2)    Amount primarily reflects integration costs related to the completion of the acquisition of MPEC in April 2024, including professional services costs, personnel costs, and lease and other exit costs.
(3)    We determine the tax effect of non-GAAP adjustments by considering the tax laws and statutory income tax rates applicable in the tax jurisdictions of the underlying non-GAAP adjustments, including any related valuation allowances. For the three and six months ended June 30, 2024, we applied the statutory income tax rates to the taxable portion of all of our adjustments, which resulted in a tax impact of $16 million and $37 million.

The table below represents a reconciliation from GAAP net income to adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
GAAP net income	$295,544	$344,494	$544,438	$648,451
Depreciation and amortization	99,202	90,873	189,812	178,088
Interest expense, net	21,921	16,455	39,611	33,319
Income taxes	90,657	109,595	166,944	210,044
EBITDA	507,324	561,417	940,805	1,069,902
Total adjustments (1)	62,025	—	145,067	—
Adjusted EBITDA	$569,349	$561,417	$1,085,872	$1,069,902
(1)    Amounts are the same as adjustments included within the adjusted net income table above.
The table below clarifies where the adjusted items are presented in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Line item:
Cost of goods sold	$7,487	$—	$7,487	$—
Selling, administrative and other expenses	24,778	—	24,778	—
Restructuring and other costs	29,760	—	112,802	—
Total adjustments	$62,025	$—	$145,067	$—
The table below represents a reconciliation from GAAP net income to total segment profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
GAAP net income	$295,544	$344,494	$544,438	$648,451
Income taxes	90,657	109,595	166,944	210,044
Income before income taxes	386,201	454,089	711,382	858,495
Interest expense, net	21,921	16,455	39,611	33,319
Corporate expense	85,984	101,550	169,746	167,565
Intangible asset amortization	34,685	40,625	68,785	79,747
Other unallocated income, net (1)	62,025	—	145,067	—
Total segment profit	$590,816	$612,719	$1,134,591	$1,139,126

GAAP net sales	$5,962,567	$5,915,006	$11,746,198	$11,680,124
GAAP net income margin (2)	5.0%	5.8%	4.6%	5.6%
Total segment profit margin (3)	9.9%	10.4%	9.7%	9.8%
(1)    Amounts are the same as adjustments included within the adjusted net income table above.
(2)     Represents GAAP net income as a percentage of GAAP net sales.
(3)    Represents total segment profit as a percentage of GAAP net sales.

The table below represents a reconciliation from segment profit to segment EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Automotive:
Segment Profit	$313,975	$329,347	$586,911	$593,767
Depreciation	48,894	40,901	95,634	79,010
Automotive segment EBITDA	362,869	370,248	682,545	672,777

Industrial:
Segment Profit	276,841	283,372	547,680	545,359
Depreciation	8,119	7,080	16,267	14,130
Industrial segment EBITDA	284,960	290,452	563,947	559,489

Corporate:
Corporate expense	(85,984)	(101,550)	(169,746)	(167,565)
Depreciation	7,504	2,267	9,126	5,201
Other unallocated costs (1)	62,025	—	145,067	—
Corporate EBITDA	(16,455)	(99,283)	(15,553)	(162,364)
Total adjustments (1)	(62,025)	—	(145,067)	—
Corporate adjusted EBITDA	(78,480)	(99,283)	(160,620)	(162,364)

Adjusted EBITDA	$569,349	$561,417	$1,085,872	$1,069,902
(1)    Amounts are the same as adjustments included within the adjusted net income table above.
Financial Condition
Our cash balance was $555 million as of June 30, 2024, a decrease of $547 million from December 31, 2023. For the six months ended June 30, 2024, we had net cash provided by operating activities of $612 million, net cash used in investing activities of $762 million and net cash used in financing activities of $382 million.
The cash provided by operating activities increased as compared to prior year primarily driven by changes in working capital. We had $762 million in net cash used for investing activities, consisting of capital expenditures and acquisitions and other investing activities of $839 million, partially offset by proceeds from the sale of property, plant and equipment and the divestiture of businesses. The financing activities consisted primarily of $272 million for dividends paid to our shareholders and $75 million of stock repurchases.
Accounts receivable increased $303 million, or 13.6%, from December 31, 2023. Inventory increased $427 million, or 9.1%. Accounts receivable and inventory were both impacted by second quarter increases in revenues and related product demand. Inventory also increased $200 million as a result of the MPEC acquisition. Accounts payable increased $432 million, or 7.9% from December 31, 2023, in line with the increase in inventory. Total debt of $3.9 billion at June 30, 2024 decreased $26 million, or 0.7%, from December 31, 2023.
Liquidity and Capital Resources
We ended the quarter with $2.0 billion of total liquidity. Total liquidity comprises of $555 million of cash and cash equivalents and $1.4 billion of our $1.5 billion revolving credit facility available after the effect of $100 million of commercial paper outstanding as of June 30, 2024. From time to time, we may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk. We currently believe that the existing lines of credit, commercial paper program, and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
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

We expect to be able to continue to borrow funds at reasonable rates over the long term. At June 30, 2024, our total average cost of debt was 3.25%, and we remain in compliance with all covenants connected with our borrowings. In addition, we repaid the 155 million Australian dollar principal amount of our Series A Senior Unsecured Note, due June 30, 2024.
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
On February 15, 2024, we announced a 5.3% increase in the regular quarterly cash dividend for 2024. Our Board of Directors increased the cash dividend payable to an annual rate of $4.00 per share compared with the prior year dividend of $3.80 per share. We have paid a cash dividend every year since going public in 1948, and 2024 marks the 68th consecutive year of increased dividends paid to shareholders.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the purchases of shares of our common stock during the three months ended June 30, 2024:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2024 through April 30, 2024	105,441	$154.20	99,364	8,178,141
May 1, 2024 through May 31, 2024	223,232	$154.38	100,890	8,077,251
June 1, 2024 through June 30, 2024	48,772	$142.38	48,772	8,028,479
Totals	377,445	$152.78	249,026	8,028,479
(1)Includes shares surrendered by employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of share appreciation rights and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 8.0 million shares authorized remain available to be repurchased. There were no other repurchase plans announced as of June 30, 2024.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
(a) The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	By-Laws of the Company, as amended and restated November 19, 2018 (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 19, 2018)

Exhibit 10.1*	Genuine Parts Company Amended and Restated 2015 Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed March 1, 2024)

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer – filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer – filed herewith

Exhibit 32
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer and Chief Financial Officer – furnished herewith

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the period ended June 30, 2024 formatted in Inline XBRL

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: July 23, 2024	/s/ Bert Nappier
Bert Nappier
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)