Form 10-Q
period 2024-09-30
GENUINE PARTS CO
filed 2024-10-22
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 139,036,487 shares of common stock outstanding as of October 17, 2024.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,078,118	$1,102,007
Trade accounts receivable, less allowance for doubtful accounts (2024 – $64,138; 2023 – $56,608)	2,380,518	2,223,431
Merchandise inventories, net	5,527,034	4,676,686
Prepaid expenses and other current assets	1,723,832	1,603,728
Total current assets	10,709,502	9,605,852
Goodwill	3,034,339	2,734,681
Other intangible assets, less accumulated amortization	1,915,832	1,792,913
Property, plant and equipment, less accumulated depreciation (2024 – $1,783,163; 2023 – $1,592,658)	1,909,522	1,616,785
Operating lease assets	1,665,818	1,268,742
Other assets	1,024,165	949,481
Total assets	$20,259,178	$17,968,454

Liabilities and equity
Current liabilities:
Trade accounts payable	$6,100,534	$5,499,536
Current portion of debt	810,982	355,298
Dividends payable	139,111	132,635
Other current liabilities	2,072,781	1,839,640
Total current liabilities	9,123,408	7,827,109
Long-term debt	3,806,950	3,550,930
Operating lease liabilities	1,372,283	979,938
Pension and other post–retirement benefit liabilities	224,019	219,644
Deferred tax liabilities	483,262	437,674
Other long-term liabilities	539,102	536,174
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2024 – 139,078,065 shares; 2023 – 139,567,071 shares	139,078	139,567
Additional paid-in capital	193,491	173,025
Accumulated other comprehensive loss	(942,852)	(976,872)
Retained earnings	5,306,755	5,065,327
Total parent equity	4,696,472	4,401,047
Noncontrolling interests in subsidiaries	13,682	15,938
Total equity	4,710,154	4,416,985
Total liabilities and equity	$20,259,178	$17,968,454
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net sales	$5,970,198	$5,824,602	$17,716,396	$17,504,726
Cost of goods sold	3,771,757	3,715,361	11,262,997	11,247,341
Gross profit	2,198,441	2,109,241	6,453,399	6,257,385
Operating expenses:
Selling, administrative and other expenses	1,722,400	1,551,799	4,944,783	4,644,696
Depreciation and amortization	106,036	83,860	295,848	261,948
Provision for doubtful accounts	7,119	8,417	19,008	22,378
Restructuring and other costs	41,023	—	153,825	—
Total operating expenses	1,876,578	1,644,076	5,413,464	4,929,022
Non-operating (income) expense:
Interest expense, net	27,818	15,827	67,429	49,146
Other	(3,548)	(15,722)	(36,469)	(44,338)
Total non-operating (income) expense	24,270	105	30,960	4,808
Income before income taxes	297,593	465,060	1,008,975	1,323,555
Income taxes	71,011	113,862	237,955	323,906
Net income	$226,582	$351,198	$771,020	$999,649
Dividends declared per common share	$1.00	$0.95	$3.00	$2.85
Basic earnings per share	$1.63	$2.50	$5.53	$7.11
Diluted earnings per share	$1.62	$2.49	$5.51	$7.08
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$226,582	$351,198	$771,020	$999,649
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	90,001	(77,314)	25,359	(63,027)
Cash flow hedge, net of income taxes in 2023 — $0 and $951 respectively	—	—	—	2,572
Pension and postretirement benefit adjustments, net of income taxes in 2024 — $1,062 and $3,188; 2023 — $703 and $2,108 respectively	2,886	1,909	8,661	5,735
Other comprehensive income (loss), net of income taxes	92,887	(75,405)	34,020	(54,720)
Comprehensive income	$319,469	$275,793	$805,040	$944,929
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2024
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
July 1, 2024	139,346,018	$139,346	$180,527	$(1,035,739)	$5,256,514	$4,540,648	$15,475	$4,556,123
Net income	—	—	—	—	226,582	226,582	—	226,582
Other comprehensive income, net of tax	—	—	—	92,887	—	92,887	—	92,887
Cash dividend declared, $1.00 per share	—	—	—	—	(139,111)	(139,111)	—	(139,111)
Shares issued from employee incentive plans	1,693	2	2,254	—	—	2,256	—	2,256
Share-based compensation	—	—	10,710	—	—	10,710	—	10,710
Purchase of stock	(269,646)	(270)	—	—	(37,230)	(37,500)	—	(37,500)
Noncontrolling interest activities	—	—	—	—	—	—	(1,793)	(1,793)
September 30, 2024	139,078,065	$139,078	$193,491	$(942,852)	$5,306,755	$4,696,472	$13,682	$4,710,154

	Nine Months Ended September 30, 2024
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2024	139,567,071	$139,567	$173,025	$(976,872)	$5,065,327	$4,401,047	$15,938	$4,416,985
Net income	—	—	—	—	771,020	771,020	—	771,020
Other comprehensive income, net of tax	—	—	—	34,020	—	34,020	—	34,020
Cash dividend declared, $3.00 per share	—	—	—	—	(417,872)	(417,872)	—	(417,872)
Shares issued from employee incentive plans	290,206	290	(16,814)	—	—	(16,524)	—	(16,524)
Share-based compensation	—	—	37,280	—	—	37,280	—	37,280
Purchase of stock	(779,212)	(779)	—	—	(111,720)	(112,499)	—	(112,499)
Noncontrolling interest activities	—	—	—	—	—	—	(2,256)	(2,256)
September 30, 2024	139,078,065	$139,078	$193,491	$(942,852)	$5,306,755	$4,696,472	$13,682	$4,710,154

	Three Months Ended September 30, 2023
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
July 1, 2023	140,467,550	$140,468	$153,748	$(1,011,857)	$4,788,852	$4,071,211	$14,583	$4,085,794
Net income	—	—	—	—	351,198	351,198	—	351,198
Other comprehensive loss, net of tax	—	—	—	(75,405)	—	(75,405)	—	(75,405)
Cash dividend declared, $0.95 per share	—	—	—	—	(133,254)	(133,254)	—	(133,254)
Shares issued from employee incentive plans	5,991	6	(541)	—	—	(535)	—	(535)
Share-based compensation	—	—	10,395	—	—	10,395	—	10,395
Purchase of stock	(238,755)	(239)	—	—	(37,258)	(37,497)	—	(37,497)
Noncontrolling interest activities	—	—	—	—	—	—	579	579
September 30, 2023	140,234,786	$140,235	$163,602	$(1,087,262)	$4,969,538	$4,186,113	$15,162	$4,201,275

	Nine Months Ended September 30, 2023
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2023	140,941,649	$140,941	$140,324	$(1,032,542)	$4,541,640	$3,790,363	$14,084	$3,804,447
Net income	—	—	—	—	999,649	999,649	—	999,649
Other comprehensive loss, net of tax	—	—	—	(54,720)	—	(54,720)	—	(54,720)
Cash dividend declared, $2.85 per share	—	—	—	—	(400,483)	(400,483)	—	(400,483)
Shares issued from employee incentive plans	372,471	373	(24,062)	—	—	(23,689)	—	(23,689)
Share-based compensation	—	—	47,340	—	—	47,340	—	47,340
Purchase of stock	(1,079,334)	(1,079)	—	—	(171,268)	(172,347)	—	(172,347)
Noncontrolling interest activities	—	—	—	—	—	—	1,078	1,078
September 30, 2023	140,234,786	$140,235	$163,602	$(1,087,262)	$4,969,538	$4,186,113	$15,162	$4,201,275
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Operating activities:
Net income	$771,020	$999,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	295,848	261,948
Share-based compensation	37,280	47,340
Excess tax benefits from share-based compensation	(8,301)	(6,770)
Other operating activities, including changes in operating assets and liabilities	378	(219,721)
Net cash provided by operating activities	1,096,225	1,082,446
Investing activities:
Purchases of property, plant and equipment	(385,590)	(349,858)
Proceeds from sale of property, plant and equipment	74,215	7,339
Acquisitions of businesses	(954,207)	(218,177)
Proceeds from divestitures of businesses	3,401	—
Proceeds from sale of investments	—	80,482
Other investing activities	16,989	6,785
Net cash used in investing activities	(1,245,192)	(473,429)
Financing activities:
Proceeds from debt	797,602	2,543,882
Payments on debt	(124,337)	(2,544,619)
Shares issued from employee incentive plans	(16,524)	(23,689)
Dividends paid	(411,396)	(393,420)
Purchases of stock	(112,499)	(172,347)
Other financing activities	(8,018)	(8,826)
Net cash provided by (used in) financing activities	124,828	(599,019)
Effect of exchange rate changes on cash and cash equivalents	250	(8,824)
Net (decrease) increase in cash and cash equivalents	(23,889)	1,174
Cash and cash equivalents at beginning of period	1,102,007	653,463
Cash and cash equivalents at end of period	$1,078,118	$654,637
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
In the opinion of management, all adjustments necessary for a fair presentation of our financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results for the year ended December 31, 2024. We have evaluated subsequent events through the date the unaudited Condensed Consolidated Financial Statements covered by this quarterly report were issued.
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
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires disclosures of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, an amount and description of other segment items by reportable segment, and all annual disclosures currently required by Topic 280 to be included in interim periods. This standard also requires disclosure of the title and position of the CODM. The guidance is effective for our Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. We are currently evaluating the impact of adopting this standard on our financial statements and disclosures.
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
Prepaid Expenses and Other Current Assets
The following table provides a detail of prepaid expenses and other current assets reported within the Condensed Consolidated Balance Sheets as of:

(in thousands)	September 30, 2024	December 31, 2023
Prepaid expenses	$145,377	$110,863
Consideration receivable from vendors	1,013,785	928,499
Other current assets	564,670	564,366
Total prepaid expenses and other current assets	$1,723,832	$1,603,728
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
The following table summarizes the classification and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships (in thousands):

		September 30, 2024		December 31, 2023
Instrument	Balance Sheet Location	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$481,140	$23,809	$606,950	$37,676
Forward contracts	Other current liabilities	$1,020,460	$24,928	$106,800	$4,383
Foreign currency debt	Long-term debt	€700,000	$781,480	€700,000	$772,660
The tables below presents gains and losses related to designated net investment hedges:

	Gain (Loss) Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2024	2023	2024	2023
Three Months Ended September 30,
Net investment hedges:
Forward contracts	$(52,429)	$19,217	$4,731	$3,158
Foreign currency debt	(31,570)	20,300	—	—
Total	$(83,999)	$39,517	$4,731	$3,158

	Gain (Loss) Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2024	2023	2024	2023
Nine Months Ended September 30,
Net investment hedges:
Forward contracts	$(32,174)	$4,681	$13,750	$9,475
Foreign currency debt	(8,820)	9,100	—	—
Total	$(40,994)	$13,781	$13,750	$9,475

Fair Value of Financial Instruments
As of September 30, 2024, the fair value of our senior unsecured notes was approximately $4.5 billion, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.
Guarantees
We guarantee the borrowings of certain independently controlled automotive parts stores and businesses (“independents”) and certain other affiliates in which we have a noncontrolling equity ownership interest (“affiliates”). While such borrowings of the independents and affiliates are outstanding, we are required to maintain compliance with certain covenants. As of September 30, 2024, we were in compliance with all such covenants.
As of September 30, 2024, the total borrowings of the independents and affiliates subject to guarantee by us were approximately $626 million. This number decreased from $954 million as of December 31, 2023 due to acquisitions of our independent stores, including Motor Parts and Equipment Corporation ("MPEC") in April 2024 and Walker Automotive Supply, Inc. ("Walker") in July 2024. These loans generally mature over periods from one to six years. We regularly monitor the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents and affiliates that participate in the guarantee programs. In the event that we are required to make payments in connection with these guarantees, we would obtain and liquidate certain collateral pledged by the independents or affiliates (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. We recognize a liability equal to the current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, we have not had significant losses in connection with guarantees of independents’ and affiliates’ borrowings and the current expected credit loss reserve is not material. As of September 30, 2024, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
As of September 30, 2024, we have recognized $45 million of certain assets and liabilities for the guarantees related to the independents’ and affiliates’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the Condensed Consolidated Balance Sheets. The liabilities relate to our noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from our current expected credit loss reserve.
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
All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our Condensed Consolidated Statement of Cash Flows. As of September 30, 2024 and December 31, 2023, the outstanding payment obligations to the financial institutions are $3.3 billion and $3.0 billion, respectively.

(in thousands)	September 30, 2024
Obligations outstanding at the beginning of the year	$3,054,586
Invoices confirmed during the year	3,207,893
Confirmed invoices paid during the year	(2,980,121)
Confirmed obligations outstanding at the end of period	$3,282,358
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
The following table summarizes basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income	$226,582	$351,198	$771,020	$999,649

Weighted average common shares outstanding	139,193	140,335	139,326	140,569
Dilutive effect of non-vested restricted stock awards	406	599	500	716
Weighted average common shares outstanding – assuming dilution	139,599	140,934	139,826	141,285
Basic earnings per share	$1.63	$2.50	$5.53	$7.11
Diluted earnings per share	$1.62	$2.49	$5.51	$7.08
2. Segment Information
The following table presents a summary of our reportable segment financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net sales:
Automotive	$3,799,789	$3,626,943	$11,100,800	$10,787,769
Industrial	2,170,409	2,197,659	6,615,596	6,716,957
Total net sales	$5,970,198	$5,824,602	$17,716,396	$17,504,726
Segment profit:
Automotive	$262,195	$322,004	$849,106	$915,771
Industrial	258,753	282,807	806,433	828,166
Interest expense, net	(27,818)	(15,827)	(67,429)	(49,146)
Intangible asset amortization	(36,292)	(33,667)	(105,077)	(113,414)
Corporate expense (1)	(113,949)	(90,257)	(283,695)	(257,822)
Other unallocated costs (2)	(45,296)	—	(190,363)	—
Income before income taxes	$297,593	$465,060	$1,008,975	$1,323,555

(1)     Amount reflects costs related to headquarter's broad based support to our business units and other costs that are managed centrally and not allocated to business segments. These include personnel and other costs for company-wide functions such as executive leadership, human resources, technology, cybersecurity, legal, corporate finance, internal audit, and risk management, as well as product liability costs and A/R Sales Agreement fees.

(2)     The following table presents a summary of the other unallocated costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Other unallocated costs:
Restructuring and other costs (2)	$(41,023)	$—	$(161,312)	$—
Acquisition and integration related costs and other (3)	(4,273)	—	(29,051)	—
Total other unallocated costs	$(45,296)	$—	$(190,363)	$—

(2)     Amount reflects costs related to our global restructuring initiative which includes a voluntary retirement offer in the U.S., inventory liquidation costs, and rationalization and optimization of certain distribution centers, stores and other facilities. Refer to the Restructuring Footnote in the Notes to Condensed Consolidated Financial Statements for more information.
(3)     Amount primarily reflects ongoing acquisition and integration costs related to the acquisitions of MPEC in April 2024 and Walker in July 2024, including professional services costs, personnel costs, and lease and other exit costs. Refer to the Acquisitions Footnote in the Notes to Condensed Consolidated Financial Statements for more information.
Net sales are disaggregated by geographical region for each of our reportable segments, as we deem this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
North America:
Automotive	$2,390,463	$2,315,733	$6,939,607	$6,865,819
Industrial	2,026,759	2,066,284	6,208,696	6,325,746
Total North America	$4,417,222	$4,382,017	$13,148,303	$13,191,565
Australasia:
Automotive	$449,296	$411,422	$1,262,527	$1,226,037
Industrial	143,650	131,375	406,900	391,211
Total Australasia	$592,946	$542,797	$1,669,427	$1,617,248
Europe – Automotive	$960,030	$899,788	$2,898,666	$2,695,913
Total net sales	$5,970,198	$5,824,602	$17,716,396	$17,504,726
3. Accounts Receivable Sales Agreement
Under our accounts receivable sales agreement (the "A/R Sales Agreement"), we continuously sell designated pools of receivables as they are originated by us and certain U.S. subsidiaries to a separate bankruptcy-remote special purpose entity (“SPE”). The A/R Sales Agreement has a three-year term expiring in January 2025, which we intend to renew.
We continue to be involved with the receivables transferred by the SPE to the unaffiliated financial institutions by providing collection services. As cash is collected on sold receivables, the SPE continuously transfers ownership and control of new qualifying receivables to the unaffiliated financial institutions so that the total principal amount outstanding of receivables sold is approximately $1.0 billion at any point in time (which is the maximum amount currently allowed under the A/R Sales Agreement).

The total principal amount outstanding of receivables sold is approximately $1.0 billion as of both September 30, 2024 and December 31, 2023. The amount of receivables pledged as collateral as of September 30, 2024 and December 31, 2023 is approximately $1.4 billion and $1.2 billion, respectively.
The following table summarizes the activity and amounts outstanding under the A/R Sales Agreement as of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Receivables sold to the financial institutions and derecognized	$2,144,736	$2,206,769	$6,450,489	$6,511,568
Cash collected on sold receivables	$2,144,742	$2,206,755	$6,450,412	$6,511,559
Continuous cash activity related to the A/R Sales Agreement is reflected in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The SPE incurs fees due to the unaffiliated financial institutions related to the accounts receivable sales transactions. Those fees, which totaled $47 million and $44 million for the nine months ended September 30, 2024 and 2023, respectively, are recorded within other non-operating (income) expense in the Condensed Consolidated Statements of Income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institutions any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of September 30, 2024 and December 31, 2023 is not material. The servicing liability related to our collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.
4. Debt
On October 30, 2020, we entered into a $1.5 billion Syndicated Facility Agreement (as amended, the "Unsecured Revolving Credit Facility"). The Unsecured Revolving Credit Facility is scheduled to mature on September 30, 2026. We had no outstanding borrowings under the Unsecured Revolving Credit Facility as of September 30, 2024 or December 31, 2023.
Due to the workers’ compensation and insurance reserve requirements in certain states, we also had unused letters of credit of approximately $71 million outstanding as of September 30, 2024.
On November 29, 2023, we established a commercial paper program that allows us to issue unsecured commercial paper notes up to $1.5 billion outstanding. The maturities of the commercial paper notes may not exceed 364 days from the date of issuance. The Unsecured Revolving Credit Facility is used as a liquidity backstop for the repayment of commercial paper outstanding under the program. We had no borrowings outstanding under our commercial paper program as of September 30, 2024 or December 31, 2023.
In the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2024, we have presented commercial paper activity with original maturities of three-months or less on a net basis given their short-term nature. In the Statements of Cash Flows for the six months ended June 30, 2024, such amounts were presented on a gross basis in “Proceeds from debt” and “Payments on debt” line items. This change in presentation does not impact previously reported net cash used in financing activities. We had no net commercial paper activity for the nine months ended September 30, 2024 and no activity in the prior year period.
On August 7, 2024, we issued $750 million of unsecured 4.95% Senior Notes due 2029. Interest is payable on February 15 and August 15 of each year, beginning February 15, 2025. We intend to utilize the proceeds of this offering to repay the Series J Private Placement Notes and have utilized a portion of the proceeds to repay indebtedness under our commercial paper program that was outstanding as of June 30, 2024. Any remaining amounts will be utilized for general corporate purposes.
The weighted average interest rate on our outstanding borrowings was approximately 3.49% as of September 30, 2024. Certain borrowings require us to comply with a financial covenant with respect to a maximum debt to EBITDA ratio. We were in compliance with all such covenants as of September 30, 2024.
See Note 6 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further information regarding the Company's indebtedness.

5. Employee Benefit Plans
Net periodic benefit income from our pension plans included the following components for our pension benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Service cost	$1,718	$1,504	$5,156	$4,501
Interest cost	25,335	26,141	76,024	78,394
Expected return on plan assets	(44,352)	(41,270)	(133,095)	(123,773)
Amortization of prior service cost	281	173	843	519
Amortization of actuarial loss	3,564	2,340	10,698	7,021
Net periodic benefit income	$(13,454)	$(11,112)	$(40,374)	$(33,338)
Service cost is recorded in selling, administrative and other expenses in the Condensed Consolidated Statements of Income while all other components are recorded within other non-operating (income) expense. Pension benefits also include amounts related to supplemental retirement plans.
Planned Pension Plan Termination
On April 29, 2024, our Board of Directors approved the termination of the frozen U.S. qualified defined benefit plan (pension plan), effective September 30, 2024. We intend to transfer the management and delivery of continuing benefits associated with the pension plan to a third-party insurance company. The pension plan settlement process involves several regulatory steps and approvals. Subject to completion of these steps and approvals, settlement is expected between late 2025 and early 2026. As part of the plan settlement process, pension plan participants not currently receiving payments will have the opportunity to select a single lump sum payment or an annuity from the insurance company that will pay and administer future benefit payments.
Upon settlement, we expect to recognize a non-cash, pre-tax pension settlement charge in 2025 equal to the actuarial losses accumulated in AOCI, which totaled approximately $620 million ($450 million, net of tax) as of September 30, 2024. The actual amount of the settlement charges will depend on the valuation of the pension obligation at the settlement date, which is dependent upon interest rates, U.S. pension plan asset returns, the lump sum election rate, and other factors. Once settled, we will be fully relieved of all obligations under the pension plan.

6. Acquisitions
We acquired various businesses for approximately $1.1 billion and $230 million, which includes certain non-cash consideration and is net of cash acquired, during the nine months ended September 30, 2024 and September 30, 2023, respectively.
For each acquisition, we allocate the purchase price to the assets acquired and the liabilities assumed based on their fair values as of the respective acquisition date. The fair values of the assets acquired and liabilities assumed are preliminary and may be subject to additional adjustments, particularly to inventory and intangible assets during the measurement period, which may be up to one year from the respective acquisition dates.
The results of operations for acquired businesses are included in our Condensed Consolidated Statements of Income beginning on their respective acquisition dates. We recognized approximately $300 million and $20 million of revenue for the nine months ended September 30, 2024 for our Automotive and Industrial acquisitions, respectively.
2024 Acquisitions
The following table summarizes the preliminary, estimated fair values of the assets acquired and liabilities assumed at the acquisition dates for the aggregate of these businesses during the nine months ended September 30, 2024:

(in thousands)	As of Acquisition Dates
Trade accounts receivable	$130,000
Merchandise inventories	520,000
Prepaid expenses and other current assets	10,000
Other intangible assets	200,000
Property, plant and equipment	90,000
Operating lease assets	210,000
Other assets	10,000
Total identifiable assets acquired	1,170,000
Current liabilities	(90,000)
Operating lease liabilities	(210,000)
Deferred tax liabilities	(30,000)
Other long-term liabilities	(10,000)
Total liabilities assumed	(340,000)
Net identifiable assets acquired	830,000
Goodwill	270,000
Net assets acquired	$1,100,000

Other intangible assets acquired, totaling approximately $200 million, consisted primarily of customer relationships and trade names with weighted average amortization lives of 19 years. The provisional fair value of the identifiable intangible assets are subject to adjustment pending final valuation.
The estimated goodwill recognized as part of the acquisitions is generally not tax deductible. Goodwill of $240 million and $30 million has been assigned to the Automotive and Industrial segments, respectively. This goodwill is attributable primarily to the expected synergies and assembled work forces of the acquired businesses.
The businesses acquired included two of the largest independent owners of NAPA Auto Parts Stores in the U.S., MPEC in April 2024 and Walker in July 2024. We recognized approximately $100 million of goodwill and other intangible assets associated with the MPEC and Walker acquisitions. Approximate values of other assets acquired and liabilities assumed included inventory of $300 million, operating lease assets of $200 million and operating lease liabilities of $200 million.

7. Accumulated Other Comprehensive Loss
The following tables present the changes in AOCL by component for the nine months ended September 30:

	Changes in Accumulated Other Comprehensive Loss by Component
(in thousands)	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2024	$(517,941)	$—	$(458,931)	$(976,872)
Other comprehensive income (loss) before reclassifications	—	—	25,359	25,359
Amounts reclassified from accumulated other comprehensive loss	8,661	—	—	8,661
Other comprehensive income (loss), net of income taxes	8,661	—	25,359	34,020
Ending balance, September 30, 2024	$(509,280)	$—	$(433,572)	$(942,852)

	Changes in Accumulated Other Comprehensive Loss by Component
(in thousands)	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2023	$(506,610)	$(2,572)	$(523,360)	$(1,032,542)
Other comprehensive income (loss) before reclassifications	—	2,765	(63,027)	(60,262)
Amounts reclassified from accumulated other comprehensive loss	5,735	(193)	—	5,542
Other comprehensive income (loss), net of income taxes	5,735	2,572	(63,027)	(54,720)
Ending balance, September 30, 2023	$(500,875)	$—	$(586,387)	$(1,087,262)
The AOCL components related to the pension benefits are included in the computation of net periodic benefit income in the Employee Benefit Plans Footnote. Generally, tax effects in AOCL are established at the currently enacted tax rate and reclassified to net income in the same period that the related pre-tax AOCL reclassifications are recognized.
8. Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, many involving routine litigation incidental to the businesses, including approximately 2,617 pending product liability lawsuits resulting from our national distribution of automotive parts and supplies. Many of these involve claims of personal injury allegedly resulting from the use of automotive parts we distributed. The amount accrued for pending and future claims was $235 million as of September 30, 2024, which represented our best estimate of the liability within our calculated range of $181 million to $257 million, discounted using a discount rate of 3.81%. The amount accrued for pending and future claims was $244 million as of December 31, 2023, which represented our best estimate of the liability within our calculated range of $196 million to $277 million, discounted using a discount rate of 3.88%. Our undiscounted product liability was $292 million and $308 million as of September 30, 2024 and December 31, 2023, respectively. There have been no significant developments to the information presented in our 2023 Annual Report on Form 10-K with respect to litigation or commitments and contingencies.
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

9. Restructuring and other costs
In February 2024, we approved and initiated a global restructuring designed to better align our assets and further improve the efficiency of the business. This initiative includes an announced voluntary retirement offer in the U.S., along with a rationalization and optimization of certain distribution centers, stores and other facilities.
For the three and nine months ended September 30, 2024, we incurred $41 million and $161 million, respectively, in costs related to our global restructuring initiative. We expect to incur total costs up to $200 million related to the global restructuring efforts in 2024 and to substantially complete the initiative by the end of 2025. We may incur additional charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of these initiatives. The global restructuring was approved and funded by our corporate office and therefore these costs are not allocated to our segments.
For the three months ended September 30, 2024, costs of $41 million include severance and other employee costs of $11 million, and other restructuring costs of $30 million.
The table below summarizes the activity related to these costs for the nine months ended September 30, 2024.

(in thousands)	Severance and other employee costs	Other restructuring costs (1)	Total (1)
Liability as of January 1, 2024	$—	$—	$—
Restructuring and other costs	77,157	76,668	153,825
Cash payments	(55,832)	(59,715)	(115,547)
Non-cash charges	3,198	(15,619)	(12,421)
Translation	501	2	503
Liability as of September 30, 2024	$25,024	$1,336	$26,360
(1)     Amount reflects moving expenses, accelerated rent, professional fees, facility closure costs and asset         impairment costs that are attributable to our restructuring. Amount excludes a $7 million non-cash charge reflected in cost of goods sold for inventory liquidated rather than moved during facility consolidation in connection with the restructuring.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes contained herein and with the audited Consolidated Financial Statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results for the year ended December 31, 2024.
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
We caution you that all forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, changes in general economic conditions, including unemployment, inflation (including the impact of tariffs) or deflation, financial institution disruptions and geopolitical conflicts such as the conflict between Russia and Ukraine, the conflict in the Gaza strip and other unrest in the Middle East; volatility in oil prices; significant cost increases, such as rising fuel and freight expenses; natural disasters or adverse weather conditions, such as recent severe hurricanes; public health emergencies, including the effects on the financial health of our business partners and customers, on supply chains and our suppliers, on vehicle miles driven as well as other metrics that affect our business, and on access to capital and liquidity provided by the financial and capital markets; our ability to maintain compliance with our debt covenants; our ability to successfully integrate acquired businesses into our operations and to realize the anticipated synergies and benefits; our ability to successfully implement our business initiatives in our two business segments; slowing demand for our products; the ability to maintain favorable supplier arrangements and relationships; changes in national and international legislation or government regulations or policies, including changes to import tariffs, environmental and social policy, infrastructure programs and privacy legislation, and their impact to us, our suppliers and customers; changes in tax policies; volatile exchange rates; our ability to successfully attract and retain employees in the current labor market; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; failure or weakness in our disclosure controls and procedures and internal controls over financial reporting; the uncertainties and costs of litigation; disruptions caused by a failure or breach of our information systems, as well as other risks and uncertainties discussed in our 2023 Annual Report on Form 10-K and from time to time in our subsequent filings with the SEC.
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
Our Automotive Parts Group ("Automotive") operates in the U.S., Canada, Mexico, France, the U.K., Ireland, Germany, Poland, the Netherlands, Belgium, Spain, Portugal, Australia and New Zealand, and accounted for approximately 63% of total revenues for the nine months ended September 30, 2024. Our Industrial Parts Group ("Industrial") operates in the U.S., Canada, Mexico, Australia, New Zealand, Indonesia and Singapore, and accounted for approximately 37% of our total revenues for the nine months ended September 30, 2024.

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
Results of Operations
Our third quarter net sales were $6.0 billion, up 2.5% year-over-year, and net income was $227 million, down 35.5%. Acquired businesses contributed 3.2% of net sales growth, of which 1.5% was from acquired stores in our U.S. Automotive business, including Motor Parts Equipment Corporation ("MPEC") and Walker Automotive Supply, Inc. ("Walker"). An extra selling day contributed to an additional 1.1% of net sales growth. These benefits were partially offset by essentially flat comparable sales in Automotive and declines in Industrial comparable sales of 2.4%, primarily driven by ongoing weak market conditions across our geographies. We also estimate the disruption from hurricanes and the CrowdStrike technology outage in the U.S negatively impacted comparable sales in both segments by a total of 0.7%. Our gross margin improved 0.6% primarily due to the benefits of acquired stores in our U.S. Automotive business. Net income declined 35.5% primarily due to fixed cost deleveraging from declines in comparable sales and increased costs related to: personnel, rent, acquisitions, technology investments, depreciation, restructuring, and interest expense.
Our results of operations are summarized below for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024		2023
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$5,970,198	100.0%	$5,824,602	100.0%	$145,596	2.5%
Cost of goods sold	3,771,757	63.2%	3,715,361	63.8%	56,396	1.5%
Gross profit	2,198,441	36.8%	2,109,241	36.2%	89,200	4.2%
Operating expense:
Selling, administrative and other expenses	1,722,400	28.8%	1,551,799	26.6%	170,601	11.0%
Depreciation and amortization	106,036	1.8%	83,860	1.4%	22,176	26.4%
Provision for doubtful accounts	7,119	0.1%	8,417	0.1%	(1,298)	(15.4)%
Restructuring and other costs	41,023	0.7%	—	—%	41,023	—%
Total operating expense	1,876,578	31.4%	1,644,076	28.2%	232,502	14.1%
Non-operating (income) expense:
Interest expense, net	27,818	0.5%	15,827	0.3%	11,991	75.8%
Other	(3,548)	(0.1)%	(15,722)	(0.3)%	12,174	(77.4)%
Total non-operating (income) expense	24,270	0.4%	105	—%	24,165	23014.3%
Income before income taxes	297,593	5.0%	465,060	8.0%	(167,467)	(36.0)%
Income taxes	71,011	1.2%	113,862	2.0%	(42,851)	(37.6)%
Net income	$226,582	3.8%	$351,198	6.0%	$(124,616)	(35.5)%

	Three Months Ended September 30,
(in thousands, except per share data)	2024	2023	$ Change	% Change
Diluted EPS	$1.62	$2.49	$(0.87)	(34.9)%
Adjusted diluted EPS	$1.88	$2.49	$(0.61)	(24.5)%
Total adjusted EBITDA	$476,743	$564,747	$(88,004)	(15.6)%
Automotive segment profit	$262,195	$322,004	$(59,809)	(18.6)%
Industrial segment profit	$258,753	$282,807	$(24,054)	(8.5)%
Automotive segment margin	6.9%	8.9%
Industrial segment margin	11.9%	12.9%

	Nine Months Ended September 30,
	2024		2023
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$17,716,396	100.0%	$17,504,726	100.0%	$211,670	1.2%
Cost of goods sold	11,262,997	63.6%	11,247,341	64.3%	15,656	0.1%
Gross profit	6,453,399	36.4%	6,257,385	35.7%	196,014	3.1%
Operating expense:
Selling, administrative and other expenses	4,944,783	27.9%	4,644,696	26.5%	300,087	6.5%
Depreciation and amortization	295,848	1.7%	261,948	1.5%	33,900	12.9%
Provision for doubtful accounts	19,008	0.1%	22,378	0.1%	(3,370)	(15.1)%
Restructuring and other costs	153,825	0.9%	—	—%	153,825	—%
Total operating expense	5,413,464	30.6%	4,929,022	28.2%	484,442	9.8%
Non-operating (income) expense:
Interest expense, net	67,429	0.4%	49,146	0.3%	18,283	37.2%
Other	(36,469)	(0.2)%	(44,338)	(0.3)%	7,869	(17.7)%
Total non-operating (income) expense	30,960	0.2%	4,808	—%	26,152	543.9%
Income before income taxes	1,008,975	5.7%	1,323,555	7.6%	(314,580)	(23.8)%
Income taxes	237,955	1.3%	323,906	1.9%	(85,951)	(26.5)%
Net income	$771,020	4.4%	$999,649	5.7%	$(228,629)	(22.9)%

	Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	$ Change	% Change
Diluted EPS	$5.51	$7.08	$(1.57)	(22.2)%
Adjusted diluted EPS	$6.55	$7.08	$(0.53)	(7.5)%
Total adjusted EBITDA	$1,562,615	$1,634,649	$(72,034)	(4.4)%
Automotive segment profit	$849,106	$915,771	$(66,665)	(7.3)%
Industrial segment profit	$806,433	$828,166	$(21,733)	(2.6)%
Automotive segment margin	7.6%	8.5%
Industrial segment margin	12.2%	12.3%

Net Sales
For the three months ended September 30, 2024 our net sales increased 2.5% compared to 2023. We experienced a 3.2% benefit from acquisitions and favorable impact of foreign currency and other of 0.1%, partially offset by a 0.8% decrease in comparable sales.
For the nine months ended September 30, 2024 our net sales increased 1.2% compared to 2023. We experienced a 2.4% benefit from acquisitions, partially offset by a 0.9% decrease in comparable sales and a net unfavorable impact of foreign currency and other of 0.3%.
The decreases in comparable sales for the three and nine months ended September 30, 2024 are primarily driven by a sales decline in Industrial due to the impact of weaker macro-economic conditions on certain customers as discussed further below. Third quarter comparable sales across both segments were disrupted by Hurricanes Beryl and Helene and the CrowdStrike outage, with an estimated total negative impact of 0.7%.
Automotive
Automotive sales for the three months ended September 30, 2024 were $3.8 billion, an increase of 4.8% from 2023. The increase reflects a 4.4% benefit from acquisitions which was primarily driven by acquired stores in our U.S. Automotive business, including MPEC and Walker. We also experienced a 0.2% increase in comparable sales and a 0.2% favorable impact of foreign currency and other. We faced the effects of persistent soft demand in our U.S. businesses, inclusive of sales disruption from Hurricanes Beryl and Helene and the CrowdStrike outage, and adverse economic conditions in our European automotive businesses.
Automotive sales for the nine months ended September 30, 2024 were $11.1 billion, an increase of 2.9% from 2023. The increase reflects a 3.4% benefit from acquisitions, partially offset by a 0.1% decrease in comparable sales and a 0.4% unfavorable impact of foreign currency and other. Year-over-year comparable sales also were impacted by persistent soft demand in the U.S., the hurricanes and CrowdStrike outage, and adverse economic conditions in Europe.
Industrial
Net sales for the three months ended September 30, 2024 were $2.2 billion, a decrease of 1.2% compared to 2023. The decrease reflects a 2.4% decrease in comparable sales and a 0.1% unfavorable impact of foreign currency, slightly offset by a 1.3% benefit from acquisitions.
Net sales for the nine months ended September 30, 2024 were $6.6 billion, a decrease of 1.5% compared to 2023. The decrease reflects a 2.2% decrease in comparable sales and a 0.1% unfavorable impact of foreign currency, slightly offset by a 0.8% benefit from acquisitions.
The decrease in comparable sales for the three and nine months ended September 30, 2024 reflects continued softness in industrial production and the ongoing moderation in demand in several customer sectors. In particular, we believe certain customers that are sensitive to the interest rate environment and political uncertainty are delaying capital expenditures. We continue to experience an adverse macro-economic environment when compared to 2023, which caused slowing global industrial demand. In addition, sales disruption from Hurricanes Beryl and Helene and the CrowdStrike outage had a negative impact on third quarter net sales.
Gross Profit and Gross Margin
Gross profit for the three months ended September 30, 2024 increased $89 million, or 4.2%, compared to the same period of the previous year, and gross margin increased 0.6% to 36.8%. The improvements are primarily driven by acquired stores in our U.S. Automotive business.
Gross profit for the nine months ended September 30, 2024 increased $196 million, or 3.1% compared to the same period in the prior year, and gross margin improved 0.7% to 36.4%. Approximately 50% of these improvements are due to acquired businesses. The remainder of the improvements primarily reflect the positive contributions of our strategic category management and sourcing initiatives. We continue to invest in enhancing technology to generate better pricing data and analytics which allows us to shift pricing dynamics across each market we serve.

Selling, Administrative and Other Expenses
SG&A expenses represent 28.8% of sales for the three months ended September 30, 2024, an increase of 2.2% from the prior year. For the nine months ended September 30, 2024, SG&A expenses represent 27.9% of sales, an increase of 1.4% from the prior year. We estimate operating cost inflation, including personnel costs and rent, caused approximately 40% and 70% of the increase for the three and nine month periods, respectively. Increased operating costs from owning more U.S. automotive stores contributed approximately 25% of the increase in each period. We also incurred acquisition and integration costs and costs related to increased investments in technology, among other things.
Restructuring and Other Costs
For the three and nine months ended September 30, 2024, we incurred $41 million and $161 million, respectively, of costs related to the global restructuring initiative that was approved in February 2024. We recognized approximately $25 million of benefits related to this global restructuring initiative for the nine months ended September 30, 2024. Refer to the Restructuring Footnote in the Notes to Condensed Consolidated Financial Statements for more information on our global restructuring initiative.
Depreciation and Amortization
Depreciation and amortization expenses increased $22 million related to ongoing investments in technology and supply chain initiatives.
Interest Expense
Interest expense for the three months ended September 30, 2024 increased $12 million, or 75.8%, compared to the same period of the previous year, due to increased borrowing to fund acquisitions, including the senior notes issued in August 2024.
Segment Profit
Automotive
For the three months ended September 30, 2024, Automotive segment profit decreased 18.6% compared to the same period in 2023, and Automotive segment profit margin decreased to 6.9% compared to 8.9% in the same period last year. We estimate that 40% of these declines relates to persistent segment operating cost pressures from ongoing inflation, particularly personnel costs and rent. The remainder primarily reflects the effects of rising freight costs, technology investments and changes in sales mix. Partially offsetting the declines was a 20 basis point segment profit margin benefit related to acquisitions, particularly acquired stores in U.S. Automotive such as MPEC and Walker. For the nine months ended September 30, 2024, Automotive segment profit decreased 7.3% compared to the same period in 2023, and Automotive segment profit margin decreased to 7.6% compared to 8.5% for the same period last year, based on similar inflationary and other segment operating cost pressures and sales mix changes.
Industrial
For the three months ended September 30, 2024, Industrial segment profit decreased 8.5% compared to the same period in 2023 and Industrial segment profit margin was 11.9%, down 1.0% from the prior year. These declines primarily relate to persistent segment operating cost pressures from inflation, particularly personnel costs and rent. For the nine months ended September 30, 2024, Industrial segment profit decreased 2.6% compared to the same period last year and Industrial segment profit margin decreased to 12.2% compared to 12.3% in the same period in the previous year, based on similar inflationary segment operating cost pressures.
Income Taxes
Our effective income tax rate for the three and nine months ended September 30, 2024 was 23.9% and 23.6%, respectively, as compared to 24.5% for the same periods in 2023. The rate decrease is primarily due to expanded investment and domestic credit benefits.
Net Income, Diluted Earnings Per Share and Adjusted EBITDA
For the three months ended September 30, 2024, net income was $227 million, a decrease of 35.5% compared to net income of $351 million for the same three month period of the prior year. On a per share diluted basis, net income was $1.62, a decrease of 34.9% compared to $2.49 in 2023. These decreases are primarily due to $41 million of costs related to the global restructuring initiative, $4 million of acquisition and integration costs, persistent cost pressures from personnel costs and rent inflation, increased costs and depreciation from ongoing technology investments and increased interest costs from borrowings to fund acquisitions. For the nine months ended September 30, 2024, net income was $771 million, a decrease of 22.9% compared to net income of $1.0 billion for the same nine month period of the prior year. On a per share diluted basis, net income was $5.51, a decrease of 22.2% compared to $7.08 in 2023. These decreases are primarily due to $161 million of costs related to the global restructuring initiative, $29 million of acquisition and integration costs, persistent cost pressures from personnel costs and rent inflation, increased costs and depreciation from ongoing technology investments and increased interest costs from borrowings to fund acquisitions.
Adjusted net income for the three months ended September 30, 2024, which excludes the effects of restructuring and other costs and acquisition and integration costs, was $263 million, a decrease of 25.1% compared to net income of $351 million for the same period of 2023. On a per share diluted basis, adjusted net income was $1.88, a decrease compared to diluted earnings per share of $2.49 last year. Third quarter 2024 adjusted EBITDA was $477 million, a decrease of 15.6% from $565 million in 2023. Adjusted net income, which excludes the effects of restructuring and other costs and acquisition and integration costs, for the nine months ended September 30, 2024 was $915 million, a decrease of 8.4% compared to net income of $1.0 billion in 2023. On a per share diluted basis, adjusted net income was $6.55, a decrease of 7.5% compared to diluted earnings per share of $7.08 last year. Third quarter 2024 adjusted EBITDA was $1.6 billion, a decrease of 4.4% from EBITDA of $1.6 billion from 2023. The decreases in these adjusted measures reflect the negative effects of lost expense leverage on comparable sales declines combined with increased costs, as discussed more fully in the commentary above.
Corporate Expense and other Segment Reconciling items
This section explains the material reconciling items displayed in the Segment Footnote in the Notes to Condensed Consolidated Financial Statements, that are not discussed above including corporate expense and other unallocated costs.
Corporate expense reflects costs related to headquarter's broad based support to our business units and other costs that are managed centrally and not allocated to business segments. These include personnel and other costs for company-wide functions such as executive leadership, human resources, technology, cybersecurity, legal, corporate finance, internal audit, and risk management, as well as product liability costs and A/R Sales Agreement fees. Our operational objective is to maintain Corporate expenses within a range of 1.5% to 2.0% of net sales. Corporate expense amounted to $114 million and $90 million in the third quarter of 2024 and 2023, respectively. For the nine months ended September 30, 2024 corporate expense amounted to $284 million, or 1.6% of net sales, in 2024, compared to $258 million, or 1.5% of net sales, in 2023.
Corporate expenses increased in both periods primarily due to the effects of persistent inflation on personnel costs and ongoing investments in technology.
Other unallocated costs represent restructuring and other costs and acquisition and integration related costs and other. These increased year-over-year due to the global restructuring initiative that was approved in February 2024 and significantly increased acquisition activity in 2024.
Non-GAAP Financial Measures
Adjusted net income, adjusted diluted EPS, adjusted EBITDA, and adjusted EBITDA for each segment and Corporate are non-GAAP measures (see table below for reconciliations to the most directly comparable GAAP measures).
The following tables set forth reconciliations of net income and diluted EPS to adjusted net income and adjusted diluted EPS, respectively, to account for the impact of adjustments. We also include reconciliations from net income to adjusted EBITDA, segment profit to segment EBITDA and adjusted EBITDA for each segment and Corporate. We believe that the presentation of adjusted net income, adjusted diluted EPS, and adjusted EBITDA, which are not calculated in accordance with GAAP, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to both management and investors that is indicative of our core operations. We consider these metrics useful to investors because they provide greater transparency into management’s view and assessment of our ongoing operating performance by removing items management believes are not representative of our operations and may distort our longer-term operating trends. In the case of adjusted EBITDA by segment and Corporate, we believe this additional metric is useful to investors as it provides further insight into the performance of our segments and Corporate. We believe the non-GAAP metrics included herein also enhance the comparability of our results from period to period and with our competitors, as well as to show ongoing results from operations distinct from items that are infrequent or not associated with our core operations. For example, for the three and nine months ended September 30, 2024, adjusted net income, adjusted EBITDA and adjusted diluted earnings per share exclude costs relating to our global restructuring initiative and acquisitions of MPEC and Walker. We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
GAAP net income	$226,582	$351,198	$771,020	$999,649

Adjustments:
Restructuring and other costs (1)	41,023	—	161,312	—
Acquisition and integration related costs and other (2)	4,273	—	29,051	—
Total adjustments	45,296	—	190,363	—
Tax impact of adjustments (3)	(8,865)	—	(45,911)	—
Adjusted net income	$263,013	$351,198	$915,472	$999,649
The table below represents amounts per common share assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
GAAP diluted earnings per share	$1.62	$2.49	$5.51	$7.08

Adjustments:
Restructuring and other costs (1)	0.29	—	1.15	—
Acquisition and integration related costs and other (2)	0.03	—	0.22	—
Total adjustments	0.32	—	1.37	—
Tax impact of adjustments (3)	(0.06)	—	(0.33)	—
Adjusted diluted earnings per share	$1.88	$2.49	$6.55	$7.08
Weighted average common shares outstanding – assuming dilution	139,599	140,934	139,826	141,285
(1)    Amount reflects costs related to the global restructuring initiative which includes a voluntary retirement offer in the U.S., inventory liquidation costs, and rationalization and optimization of certain distribution centers, stores and other facilities.
(2)    Amount primarily reflects integration costs related to the completion of the acquisitions of MPEC in April 2024 and Walker in July 2024, including professional services costs, personnel costs, and lease and other exit costs.
(3)    We determine the tax effect of non-GAAP adjustments by considering the tax laws and statutory income tax rates applicable in the tax jurisdictions of the underlying non-GAAP adjustments, including any related valuation allowances. For the three and nine months ended September 30, 2024, we applied the statutory income tax rates to the taxable portion of all of our adjustments, which resulted in a tax impact of $9 million and $46 million.

The table below represents a reconciliation from GAAP net income to adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
GAAP net income	$226,582	$351,198	$771,020	$999,649
Depreciation and amortization	106,036	83,860	295,848	261,948
Interest expense, net	27,818	15,827	67,429	49,146
Income taxes	71,011	113,862	237,955	323,906
EBITDA	431,447	564,747	1,372,252	1,634,649
Total adjustments (1)	45,296	—	190,363	—
Adjusted EBITDA	$476,743	$564,747	$1,562,615	$1,634,649
(1)    Amounts are the same as adjustments included within the adjusted net income table above.

The table below clarifies where the adjusted items are presented in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Line item:
Cost of goods sold	$—	$—	$7,487	$—
Selling, administrative and other expenses	4,273	—	29,051	—
Restructuring and other costs	41,023	—	153,825	—
Total adjustments	$45,296	$—	$190,363	$—

The table below represents a reconciliation from segment profit to segment EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Automotive:
Segment Profit	$262,195	$322,004	$849,106	$915,771
Depreciation	53,947	40,673	149,581	119,683
Automotive segment EBITDA	316,142	362,677	998,687	1,035,454

Industrial:
Segment Profit	258,753	282,807	806,433	828,166
Depreciation	8,534	7,644	24,801	21,774
Industrial segment EBITDA	267,287	290,451	831,234	849,940

Corporate:
Corporate expense	(113,949)	(90,257)	(283,695)	(257,822)
Depreciation	7,263	1,876	16,389	7,077
Other unallocated costs (1)	45,296	—	190,363	—
Corporate EBITDA	(61,390)	(88,381)	(76,943)	(250,745)
Total adjustments (1)	(45,296)	—	(190,363)	—
Corporate adjusted EBITDA	(106,686)	(88,381)	(267,306)	(250,745)

Adjusted EBITDA	$476,743	$564,747	$1,562,615	$1,634,649
(1)    Amounts are the same as adjustments included within the adjusted net income table above.
Financial Condition
Our cash balance was $1.1 billion as of September 30, 2024, a decrease of $24 million from December 31, 2023. For the nine months ended September 30, 2024, we had net cash provided by operating activities of $1.1 billion, net cash used in investing activities of $1.2 billion and net cash used in financing activities of $125 million.
The cash provided by operating activities increased as compared to prior year primarily driven by changes in working capital. We had $1.2 billion in net cash used for investing activities, consisting of capital expenditures and acquisitions and other investing activities of $1.3 billion, partially offset by proceeds from the sale of property, plant and equipment and the divestiture of businesses. The financing activities consisted primarily of $411 million for dividends paid to our shareholders and $112 million of stock repurchases.
Accounts receivable increased $157 million, or 7.1%, from December 31, 2023. Inventory increased $850 million, or 18.2%. Accounts receivable and inventory were both impacted by third quarter increases in revenues and related product demand. Inventory also increased approximately $520 million as a result of acquiring an approximate 150 net new stores, including stores acquired in the acquisitions of MPEC and Walker. Accounts payable increased approximately $600 million, or 10.9% from December 31, 2023, in line with the increase in inventory. Total debt of $4.6 billion at September 30, 2024 decreased $712 million, or 18.2%, from December 31, 2023.
Liquidity and Capital Resources
We ended the quarter with $2.6 billion of total liquidity. Total liquidity comprises of $1.1 billion of cash and cash equivalents and $1.5 billion available on our revolving credit facility. From time to time, we may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk. We currently believe that the existing lines of credit, commercial paper program, and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
On April 29, 2024, our Board of Directors approved the termination of the frozen U.S. qualified defined benefit plan (pension plan), effective September 30, 2024. We intend to transfer the management and delivery of continuing benefits associated with the pension plan to a third-party insurance company. Upon settlement, we expect to recognize a non-cash, pre-tax pension settlement charge in 2025 equal to the actuarial losses accumulated in AOCI, which totaled approximately $620 million ($450 million, net of tax) as of September 30, 2024.
On August 7, 2024, we issued $750 million of unsecured 4.95% Senior Notes due 2029. Interest is payable on February 15 and August 15 of each year, beginning February 15, 2025. We intend to utilize the proceeds of this offering to repay the Series J Private Placement Notes and have utilized a portion of the proceeds to repay indebtedness under our commercial paper program that was outstanding as of June 30, 2024. Any remaining amounts will be utilized for general corporate purposes.
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
We expect to be able to continue to borrow funds at reasonable rates over the long term. At September 30, 2024, our total average cost of debt was 3.49%, and we remain in compliance with all covenants connected with our borrowings.
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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the purchases of shares of our common stock during the three months ended September 30, 2024:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2024 through July 31, 2024	102,784	$138.64	102,784	7,925,695
August 1, 2024 through August 31, 2024	119,661	$140.39	117,600	7,808,095
September 1, 2024 through September 30, 2024	49,262	$137.02	49,262	7,758,833
Totals	271,707	$139.12	269,646	7,758,833
(1)Includes shares surrendered by employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of share appreciation rights and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 7.8 million shares authorized remain available to be repurchased. There were no other repurchase plans announced as of September 30, 2024.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the period ended September 30, 2024 formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: October 22, 2024	/s/ Bert Nappier
Bert Nappier
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)