Form 10-K
period 2024-12-31
GENUINE PARTS CO
filed 2025-02-21
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $16.2 billion based on the closing sale price as reported on the New York Stock Exchange.
There were 138,782,030 shares of the company's common stock outstanding as of February 18, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2025 are incorporated by reference into Part III of this Form 10-K.

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
OUR BUSINESS
We are one global team unified by our mission to be an employer of choice, supplier of choice, valued customer, responsible corporate citizen and investment of choice for our shareholders. In order to execute this mission, we focus our businesses on delivering excellent customer service, profitable growth, operational efficiencies and strong cash flow. In 2024, we had net sales of $23.5 billion and our revenue mix was 74% in North America, 16% in Europe and 10% in Australasia.
We are organized into two business segments: our Automotive Parts Group (“Automotive”) and our Industrial Parts Group (“Industrial”). Our main Automotive customers are repair and maintenance shops, and our main Industrial customers are businesses operating distribution, manufacturing and production equipment.
In Automotive, we see long-term growth opportunities across each of the markets we serve which are supported by an increasing number of miles driven, a growing and aging car parc, increasing vehicle complexity, and an emerging opportunity with electric vehicles. In Industrial, growth drivers include disruptions in the global supply chain creating opportunities with nearshoring, a strong outlook for automation and robotics solutions, the need for industrial expertise due to an aging technical workforce and diversified end market opportunities. Together, our business segments create a competitive differentiation in two distinct and growing markets with compelling shareholder value.
We believe our primary competitive advantages are our: (1) global presence and brand strength; (2) industry-leading positions in each of the markets we serve; (3) extensive supply chain and distribution capabilities; and (4) enhanced technology solutions.
Our strategic financial objectives complement our mission and drive value for all our stakeholders. These financial objectives include: (1) revenue growth in excess of market growth; (2) continuously improving operating margins; (3) maintaining a strong balance sheet and cash flows; and (4) effective capital allocation.
As we look to the future, our strategy is built to position us for long-term, profitable growth. By staying true to our purpose, leveraging our strengths, and executing on our strategic priorities, we are confident in our ability to deliver sustainable growth and create lasting value for our shareholders, customers, employees, and communities.
OUR SEGMENTS
AUTOMOTIVE
Our Automotive segment, which represents 63% of total GPC net sales, is the largest global automotive network of parts and autocare. We distribute automotive parts, accessories and solutions in North America, Europe and Australasia. Our Automotive businesses offer extensive inventory depth and assortment, cataloging, marketing, training and other programs to the aftermarket in each of these regions, distinguishing our business from the competition.
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
Our Automotive network consists of over one million customer locations. We have diversity amongst our commercial customer base with no specific customer type representing an outsized concentration of our overall business. Our Automotive segment operates in large and fragmented markets with a combined total addressable market of over $200 billion. The majority of the automotive aftermarket is comprised of small, local competitors and our scale, advanced technology, and supply chain efficiency differentiates us from competitors.
Our Automotive distribution network provides access to hundreds of thousands of replacement parts (other than collision parts and tires) and accessory items for substantially all motor vehicle makes and models, including hybrid and electric vehicles, trucks, and SUVs, as well as for buses, motorcycles, farm equipment, and heavy duty equipment. We supply certain equipment parts and technologies used by repair shops, service stations, fleet operators, automobile and truck dealers, leasing companies, farms, and individuals who perform their own maintenance and parts installation.
Inventory availability is critical to the success of our business and our teams utilize data and analytics to have the right parts, in the right place and at the right time. The majority of products distributed in North America utilize the NAPA brand, which we believe is a competitive differentiator. In Australasia and Europe, products are distributed under several brand names, including many of the national brands, as well as the NAPA brand. Our U.S. Automotive business offers approximately 800,000 different parts and related supply items. These items are purchased from hundreds of different suppliers, with approximately 55% of 2024 automotive parts inventories purchased from 10 major suppliers.
Regional Operations & Products.    In North America, our U.S. operations are headquartered in Atlanta, Georgia and our Canadian operations are headquartered in Montreal, Quebec. We are differentiated from many of our North American competitors because our revenues are primarily generated with commercial DIFM customers. We service the U.S. and Canadian markets primarily through company-owned and independent auto part stores, heavy vehicle stores, and specialty paint and equipment stores. Our North American auto parts stores sell a comprehensive range of automotive parts, including brakes, batteries, filters, engine components, tools, accessories, and fluids. Some locations offer custom services such as paint mixing, hydraulic hose assembly, battery testing, and key cutting. Our heavy vehicle stores sell parts, accessories, and tools and equipment for servicing heavy duty and diesel vehicles, and we operate service and mechanical repair centers for heavy vehicles. We serve the heavy vehicle market under the banners Traction, TruckPro, TW, and Cadel. In Canada, our specialty stores operate paint and body care equipment and supply under the banner NAPA/CMAX and high-quality replacement parts and lubricants for imported vehicles under the banners Altrom and Auto‑Camping.
Separately, we provide a unique NAPA Auto Care program available to independent repair shops and auto care centers across the U.S. and Canada where they can leverage the NAPA brand to increase visibility as well as receive part discounts and other product and technology benefits. We also offer technical expertise by training and employing knowledgeable staff who can provide technical assistance, product recommendations, and guidance on automotive repairs and maintenance, and we organize DIY workshops and training sessions to educate customers on automotive repair and maintenance tasks. Our online platform in North America is NAPA online, which provides our customers an option to browse, purchase, and have automotive products bought online and picked up in store or delivered to their homes or businesses. Through NAPA Online, customers can also locate nearby participating NAPA Auto Care locations.
We believe that the quality and the range of products and services provided to our North American customers constitute a significant advantage for our automotive parts distribution system. Our goal is to properly stock our locations with the right parts to ensure we provide quick and quality service to our customers whose orders are often filled and shipped the same day they are received. Our services also include up to date parts cataloging (including the use of electronic NAPA Auto Parts catalogs) and stock adjustments through a continuous parts classification system which, as initiated by us, allows independently-owned stores to return certain merchandise on a scheduled basis. We offer our NAPA Auto Parts stores various management aids, marketing aids and service on topics such as selling and promotional tools, inventory control, pricing and cost analysis, as well as marketing conferences and seminars, sales and advertising manuals and training programs. We have developed and refined an inventory classification system to determine the most advantageous distribution center and auto parts store inventory levels for automotive parts stocking based on automotive registrations, usage rates, production statistics, technological advances, including predictive analytics, and other similar factors. This system, which undergoes continuous analytical review, is an integral part of our inventory control procedures and comprises an important feature of the inventory management services that we make available to our NAPA Auto Parts stores. Losses from inventory obsolescence have not been significant historically which we attribute to the successful operation of our classification system, including product return privileges with most of our suppliers.
In Europe, we operate Alliance Automotive Group (“AAG”), headquartered in London, England. Europe is predominantly a DIFM market, with very few over-the-counter sales. We serve thousands of vehicle repairers, collision shops and auto-centers from over 2,500 distributor outlets across Europe, supported by a logistics infrastructure of national and regional distribution centers. Our distributor outlets include company-owned and independent auto part stores and outlets, heavy vehicle outlets, and online and specialty outlets. Our European banners include Groupauto, Precisium and Pièces Auto in France; Coler, Busch, Hennig and Knoll in Germany; Groupauto, UAN, FPS Distribution, APEC Braking, BTN Turbo, Platinum International, Alliance Automotive U.K. Subsidiaries, and J&S Automotive Distributors in the U.K. and Republic of Ireland; PartsPoint in Belgium and the Netherlands; Lausan, Soulima and Gaudi in Spain and Portugal; and GroupAuto in Poland. In France, we also provide parts and services for heavy duty and diesel vehicles under the Todd banner and we operate Back2Car, which distributes recycled car parts. In the Netherlands and Belgium, we offer programs for repair shops that want to join our installer network to increase their visibility and brand awareness while remaining independent. Separately in Europe, we operate WinParts, an online platform for customers to browse, purchase, and have automotive products delivered to their homes or businesses.
In Australia and New Zealand, we operate GPC Asia Pacific – the region’s largest automotive aftermarket parts supplier. We resell and distribute automotive replacement parts, accessories and related tools and equipment through a network of company-owned retail stores and advanced distribution centers. In our Australasian operations, we go to market solely with a company-owned store model. GPC Asia Pacific operates three main lines of business: Automotive Australia, Automotive New Zealand and Two Wheel Division. Automotive Australia and Automotive New Zealand operate our auto parts stores in Australia and New Zealand under two banners: (i) Repco, which operates a nationwide dual-format store network across both countries, providing parts, equipment, tools, batteries, technology, and oil to both trade and retail customers, and (ii) NAPA Auto Parts, which offers automotive electrical and mechanical parts to trade, fleet, industrial, commercial and mining specialist customers. Both Repco and NAPA compliment their network with the market's leading digital capability, providing our customers with a seamless omni-channel transactional capability. Our Two Wheel Division is a whole seller and retails motorcycle parts, apparel and accessories, with the market's leading range of the world’s most respected motorcycle brands, many of which are supplied under exclusive distribution agreements. Two Wheel Division operates two wholesale banners (McLeod Accessories and John Titman Racing), and also operates Australia's largest and fastest growing motorcycle accessories and apparel retailer (AMX Super Stores).
Distribution Network.    Our independently-owned and company-owned stores located in every region are sourced by our distribution networks. Both types of automotive stores sell to a wide variety of customers in the automotive aftermarket. We strategically locate our stores close to repair shops and autocare service centers, which are our primary customers, and we deliver products to our customers routinely throughout each business day by delivery vehicles. Traditional over-the-counter retail sales make up a smaller part of our overall business and vary by geography.
Independently-owned stores purchase inventory from our company-operated distribution centers. These independently-owned stores are responsible for operating and managing their businesses, including operating costs and capital expenditures. We generally do not receive a royalty from independently-owned stores. Independently-owned stores, which represent 63% of our total automotive store network, provide a competitive advantage in certain markets by allowing for local market knowledge and insights, enabling quicker adaptation to local customer preferences.
The mix of independently-owned versus company-owned stores in a given market varies based on several factors including our overall market strategy, the ability to access desirable local retail space, the complexity, profitability and expected ultimate size of the market and our ability to provide operational support within a geographic region. In 2024, as part of our strategic financial objectives to grow revenue and improve operating margins, we made a pivot in strategy in the U.S. to own more stores in priority markets. We made significant progress on this initiative in 2024, including the acquisition of our two largest independently owned stores groups, Motor Parts & Equipment Corporation ("MPEC") and Walker Automotive Supply, Inc ("Walker"), and completed strategic acquisitions of more than 500 NAPA stores from independent owners, as well as competitive stores, bringing our company owned store count to approximately 35% of our store mix. These acquisitions are in key markets where we can provide synergies and resources for these stores to further drive revenue growth.
During 2024, we expanded our network with the addition of 41 net new stores during the year. The following table details the breakdown of our Automotive distribution network including our distribution centers, company-owned and independently-owned automotive stores by geographic region as of December 31, 2024.

	North America	Europe	Australasia	Total
Distribution centers	75	73	14	162
Company-owned stores	2,279	782	561	3,622
Independently-owned stores	4,464	1,760	—	6,224
Total automotive locations	6,818	2,615	575	10,008

Repair Center Networks.    We provide programs for repair centers to join regional networks to leverage our branding and supply network to increase their visibility and awareness while remaining independent. The largest of these is our independent NAPA Auto Care center network in the U.S. and Canada, which includes over 19,000 locations nationwide.
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
We use the federally registered trademark NAPA® as part of the trade name of many of our distribution centers and parts stores in the U.S., Canada and Australia. We fund NAPA’s advertising program, which is designed to increase public recognition of the NAPA brand and to promote NAPA product lines.
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
Competition.    The automotive aftermarket is highly competitive. We compete with other national, regional and local automotive parts chains, automobile manufacturers (some of which sell replacement parts for vehicles built by other manufacturers as well as those that they build themselves), automobile dealers, and warehouse clubs. In addition, we compete with the distributing outlets of parts manufacturers, mass merchandisers (including national retail chains) and other parts distributors and retailers, including online retailers. We compete primarily on availability of product offering, service, brand recognition and price. Our automotive competitors include AutoZone, Inc., O-Reilly Auto Parts, Inc., Advance Auto Parts, Inc., LKQ Corporation (predominantly in Europe) and Bapcor (Australasia), among many others. Further information regarding competition in the industry is set forth in “Item 1A. Risk Factors — We face substantial competition in the industries in which we do business.”
INDUSTRIAL
Our Industrial segment, which represents 37% of total GPC net sales, operates in both North America and Australasia through our wholly-owned subsidiaries Motion Industries, Inc. (“Motion”), headquartered in Birmingham, Alabama, and Motion Asia Pacific, headquartered in Sydney, Australia. Our Industrial business offers replacement parts and solutions to maintenance, repair and operation (“MRO”) customers and original equipment manufacturer (“OEM”) customers. Our Industrial segment operates in a large and fragmented market with a total addressable market of greater than $150 billion. In 2024, our Industrial segment served over 190,000 MRO and OEM customers in all types of industries with approximately 900,000 customer locations.
The nature of Motion's business demands the maintenance of adequate inventories and the ability to promptly meet critical delivery requirements. Virtually all of the products distributed are installed by the customer or used in plant and facility maintenance activities. Most orders are filled immediately from existing stock and deliveries are normally made within 24 hours of order receipt. The majority of all sales are on open account. Motion has ongoing sales agreements with many of its national account customers which, collectively, represent 45% of its annual sales volume.
Operations & Products.    Motion is a premier industrial solutions provider in North America and Australasia (including Australia, New Zealand, Indonesia and Singapore) due to our superior customer service, value-added services and access to approximately 18 million replacement parts. Our product and solution offerings include MRO and OEM support, specialty stores, on-site solutions offerings, service and repair offerings, and e-business assistance. We distribute a large range of MRO and OEM industrial products, including replacement parts and related supplies such as abrasives, adhesives, sealants and tape, bearings, chemicals, cutting tools, electrical, facility maintenance, hose and fittings, hydraulics, janitorial, mechanical power transmission, pneumatics, process pumps and equipment, safety, seals and gaskets, and tools and testing instruments. The sectors we operate in include aggregate and cement, automotive, chemical and allied products, equipment and machinery, equipment rental and leasing, fabricated metals, food and beverage, iron and steel, mining, lumber and wood, oil and gas, pulp and paper, and rubber products. We have strategically targeted specialty industries in power generation, alternative energy, government, transportation, ports, and an electric vehicle battery category based on increasing opportunities presented by the build-out of new battery manufacturing facilities across North America.
Motion provides customers with supply chain efficiencies achieved through our on-site solutions offering. Our onsite solutions service provides inventory management, asset repair and tracking, vendor managed inventory ("VMI"), as well as radio frequency identification ("RFID") asset management of the customer’s inventory. We also provide a wide range of services and repairs such as gearbox and fluid power assembly and repair, process pump assembly and repair, drive shaft repair, electrical panel assembly and repair, and hose and gasket manufacture and assembly. Motion is also a leading supplier of automation products and motion control solutions in North America through Motion AI. Separately, Motion provides leading e-business capabilities through MiSupplierConnect, a highly developed supply chain with vendor partnerships and connectivity that provides integration between our information technology network and suppliers’ systems, creating numerous benefits for both the supplier and customer. These services and supply chain efficiencies assist Motion in providing the cost savings that many of its customers require and expect.
Distribution Network.    The following table details the breakdown of our Industrial distribution centers, branches and service centers by geographic region as of December 31, 2024.

	North America	Australasia	Total
Distribution centers	17	13	30
Branches	534	140	674
Service centers	77	4	81
Total industrial locations	628	157	785
Our Industrial distribution centers serve the branches and service centers located throughout the geographic regions in which we operate. The branches and service centers, in turn, sell to MRO and OEM customers in all types of industries across North America and Australasia.
We are committed to enhancing the customer experience by improving access to inventory through our market distribution centers. The market distribution center strategy is designed to address the customer expectations of a broader inventory selection closer to the point of demand, supported by world-class final-mile delivery occurring the next business day with same-day service available. We continued to invest in our market distribution center strategy with the opening of a third North American facility in 2024. We plan to open additional North American facilities in the future.
In North America, sales are generated from facilities in the U.S., Puerto Rico, Mexico and Canada. Motion has access to approximately 18 million different items which are purchased from more than 45,000 different suppliers. Approximately 46% of total industrial product purchases in 2024 were made from our top 50 strategic suppliers.
In Australasia, our Industrial business operates a network of distribution centers, branches and service centers across Australia, New Zealand, Indonesia and Singapore as of December 31, 2024.
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
We seek to promote an inclusive workplace and to ensure the health, safety and well-being of all employees. We emphasize giving back and uplifting the communities in which we operate through partnerships and volunteer efforts. Refer to the “Human Capital Management” section below for further information on our human capital management initiatives.
We are committed to reducing our environmental footprint through the implementation of sustainable initiatives throughout our value chain. We are continuously incorporating environmental stewardship in our practices and discovering opportunities to develop more efficient operations. Additional information regarding our sustainability efforts and future initiatives can be found in our 2024 Sustainability Report and the Sustainability section of our website at www.genpt.com.
HUMAN CAPITAL MANAGEMENT
Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resources programs are designed to connect prospective and current talent to opportunities at the company, engage current employees through an inclusive culture, and develop employees to grow for future opportunities within the organization.
As of December 31, 2024, we employed more than 63,000 people worldwide and operated within 17 countries. We are proud of our employees and are committed to helping them improve their physical, emotional, financial and social well-being. Our benefit offerings are designed to meet the varied and evolving needs of a diverse workforce across businesses and geographies while helping our employees care for themselves and their families. We offer healthcare benefits aimed at improving quality of care while limiting out-of-pocket costs. In addition, our well-being programs include an online platform that offers an interactive way to accomplish personal and financial goals and a rewards platform to reward employees for completing company sponsored competitions and well-being activities.
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
In addition, to empower employees to continually enhance their skills and reach their maximum potential, we provide a range of development programs, resources and opportunities. Many are facilitated locally by each business unit with core leadership development at the enterprise level. One of our more significant programs is focused on high potential employees from all global business units. This program is a combination of in-person and virtual coursework and training with the intent that participants become fully immersed in the operations of our business and develop strategies and improvements cross-functionally. We also offer various internship and rotational programs that allow employees to see different operations of our business while also building strong relationships throughout the company. Other development opportunities include on-demand and live training courses to help our employees achieve their professional and personal goals. We believe these programs demonstrate our ongoing commitment to develop our future leaders.
Our culture is strengthened by our core values, which includes a steadfast commitment to standing up for equality for our teammates, suppliers, customers, communities and other stakeholders. We embrace different ideas and perspectives and are committed to creating a welcoming environment where all teammates have opportunities to grow and feel a sense of belonging. Our goal is to create an inclusive and welcoming culture where we value, respect, and provide equal opportunities for all employees.
Please refer to our 2024 Sustainability Report and Human Rights Policy, which can be found on our investor relations website, for further information on human capital management.
Additional Information
Our website can be found at www.genpt.com. We make available, free of charge through our website, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, any amendments to these documents, and other reports. These documents and reports are available under the Investor Relations section of our website as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission (“SEC”). We also use our website as a means of disclosing material information and for complying with our disclosure obligations under the SEC’s Regulation FD

(Fair Disclosure). Important information, including news releases, analyst presentations and financial information regarding GPC is routinely posted on our website. Accordingly, investors should monitor the Investor Relations portion of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Additionally, our corporate governance guidelines, codes of conduct and ethics, charters of the Compensation and Human Capital Committee and the Nominating and ESG Committee, and information regarding our procedure for shareholders and other interested parties to communicate with our Board of Directors, are available also on our website.
In Part III of this Form 10-K, we incorporate certain information by reference to our proxy statement for our 2025 annual meeting of shareholders. We expect to file the proxy statement with the SEC on or about February 28, 2025, and it will be available online at the same time at http://www.proxydocs.com/gpc. Please refer to the proxy statement for the information incorporated by reference into Part III of this Form 10-K when it is available.
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
You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K. Set forth below are the material risks and uncertainties that, if they were to occur, could materially and adversely affect our business or could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report and in the other public statements we make. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition, results of operations or the trading price of our securities. The considerations and risks that follow are organized within relevant headings but may be relevant to other headings as well. Furthermore, it is possible material risks and uncertainties described below have already materialized.
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
•the number of vehicles in the car parc, a function of new vehicle sales and vehicle scrappage rates, as a steady or growing total vehicle population supports the continued demand for maintenance and repair;
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
•restrictions on access to diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation, as consumers may be forced to have all diagnostic work, repairs and maintenance performed by the vehicle manufacturers’ dealer networks; and
•the economy generally, which in declining conditions including persistent inflation, volatile and/or elevated interest rates and higher levels of consumer debt may cause consumers to defer vehicle maintenance and repair and defer discretionary spending and purchases.
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
Supply chain delays or interruptions, including as it relates to our dependence on our supplier relationships and the modernization of our supply chain, could harm our business
As a distributor of automotive and industrial parts, our business depends on developing and maintaining close and productive relationships with our suppliers. We depend on our suppliers to sell us quality products at favorable prices. A variety of factors, many outside our control, affect our suppliers' ability to deliver quality merchandise to us at favorable prices and in a timely manner. These include raw material shortages, inadequate manufacturing capacity, labor strikes, shortages and disputes anywhere within the supply and distribution chain delivering products to us, tariff and customs legislation and enforcement, transportation disruptions, tax and other legislative uncertainties, public health emergencies and/or weather conditions.
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
Additionally, in connection with our supply chain modernization initiative, we have, and intend to continue to, invest in capital improvements and operational enhancements to certain of our existing market distribution and fulfillment centers, as well as the development of new market distribution and fulfillment centers. Our supply chain modernization initiative is designed to improve our efficiency, geographic reach and market penetration; however, executing this initiative requires substantial capital investment, including significant expenditures for, among other things, real estate and construction and technology enhancements. Delays or disruptions in executing our supply chain modernization initiative, including the investment in our market distribution centers, could have a material adverse impact on our business, financial condition and results of operations.

We face substantial competition in the industries in which we do business.
The sale of automotive and industrial parts, particularly replacement automotive parts, is highly competitive and impacted by many factors, including name recognition, product availability, customer service, changing customer preferences, store location, and pricing pressures. Because we seek to offer competitive prices, we may be forced to reduce our prices if our competitors reduce their prices or increase promotional spending, which could result in a material decline in our revenues and earnings. Increased competition among distributors of automotive and industrial parts, including increased availability among digital and e-commerce providers across the markets in which we do business, could cause a material adverse effect on our results of operations. We anticipate no decline in competition in any of our business segments in the foreseeable future.
In addition, the automotive aftermarket industry continues to experience consolidation. Consolidation among our competitors could further enhance their financial position, provide them with the ability to offer more competitive prices to customers for whom we compete, take advantage of acquisitions and other opportunities more readily, more successfully utilize developing technology, including data analytics, artificial intelligence, and machine learning, and allow them to achieve increased efficiencies in their consolidated operations that enable them to more effectively compete for customers. If we are unable to continue to develop successful competitive strategies or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.
The impact of geopolitical conflicts may adversely affect our business and results of operations.
We have operations or activities in numerous countries and regions outside the United States, including throughout western Europe and Australasia. As a result, our global operations are affected by economic, geopolitical and other conditions in the foreign countries in which we do business as well as U.S. laws regulating international trade. Specifically, instability in the geopolitical environment in many parts of the world (including as a result of the conflict between Russia and Ukraine, the conflict and unrest in the Middle East, and China-Taiwan relations) and other disruptions may continue to put pressure on global economic conditions and supply chains. For example, the U.S., other NATO members and other countries across the globe have instituted sanctions and other penalties against Russia in response to its conflict with Ukraine. While we do not have operations in Russia or Ukraine, retaliatory measures such as this have created, and may continue to create, global security concerns that could result in broader military and political conflicts, further disrupt global automotive supply chains and otherwise have a substantial impact on regional and global economies, any or all of which could adversely affect our business, particularly our European operations.
While the broader consequences are uncertain at this time, the continuation and/or escalation of these or other geopolitical conflicts creates a number of risks that could adversely impact our business, including:
•persistent inflationary pressures and significant volatility in commodity prices;
•disruptions to our global technology infrastructure, including through cyberattacks, ransom attacks or cyber-intrusion;
•adverse changes in international trade policies and relations, including U.S. relations with China;
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
We depend on information systems to process customer orders, manage inventory and accounts receivable collections, purchase products, manage accounts payable processes, ship products to customers on a timely basis, maintain cost effective operations, provide superior service to customers and consolidate financial results, among many other things.
Despite our implementation of various security measures, our IT systems and operations could be subject to damage or interruption from computer viruses, natural disasters, unauthorized physical or electronic access, power outages, telecommunications failure, computer system or network failures, wire transfer failure, employee error/malfeasance, cyber-attacks, security breaches, and other similar disruptions. For example, the CrowdStrike outage that occurred in July 2024 negatively impacted our operations and financial results in the third quarter of 2024. In addition, the IT systems of businesses that we have acquired or may acquire could present issues that we were not able to identify prior to the acquisition or other issues that continue to pose risk to us, such as those related to collection, use maintenance and data disclosure practices or other cybersecurity vulnerabilities. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of IT systems change frequently, including as a result of the deployment of evolving artificial intelligence tools used to identify vulnerabilities and create more effective phishing attempts, and have the potential to not be recognized until such attacks are launched or have been in place for a period of time. Maintaining, operating, and protecting these systems and related personal and sensitive information about our employees, customers and suppliers requires continuous investments in physical and technological security measures, employee training, and third-party services which we have made and will continue to make. A cyber-attack or security breach could result in, among other things, sensitive and confidential data being lost, manipulated or exposed to unauthorized persons or to the public or delay our ability to process customer orders and manage inventory. While we also seek to obtain assurances from third parties with whom we interact to protect confidential information, there are risks that the confidentiality or accessibility of data held or utilized by such third parties may be compromised.
To date, we have not experienced a material breach of cybersecurity; however, our computer systems and the computer systems of our third-party service providers have been, and will likely continue to be, subjected to unauthorized access or phishing attempts, computer viruses, malware, ransomware or other malicious codes. In particular, work-from-home arrangements rely on virtual environments and communications systems, which have been subjected to increasing third-party vulnerabilities and security risks at various businesses.
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
We recognize the growing demand for business-to-business and business-to-customer e-commerce options and solutions, and we could lose business if we fail to provide or adapt to the e-commerce options and solutions our customers wish to use.
Our retail and business customers increasingly demand convenient, easy-to-use e-commerce tools as an option to conduct their business with us. The success of our e-commerce platform depends on our ability to accurately identify the products to make available through our e-commerce platform, and to provide and maintain an efficient online experience with the highest level of data security for our customers. Operating an e-commerce platform is a complex undertaking and exposes us to risks and difficulties frequently experienced by internet-based businesses, included risks related to, among other things, our ability to support, expand, and develop our internet operations, website, mobile applications and software and related operational systems. Continuing to improve our e-commerce platform involves substantial investment of capital and resources, increasing supply chain and distribution capabilities, attracting, developing and retaining qualified personnel with relevant subject matter expertise and effectively managing and improving the customer experience. If we are unable to successfully provide the e-commerce solutions our retail and business customers desire, differentiate ourselves from our competitors' e-commerce solutions or adapt to new or enhanced e-commerce tools, we may lose existing customers and fail to attract new ones. Our business, financial condition, results of operations and cash flows may be materially and adversely affected as a result.
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
In addition, in recent years there has been an increase in workers exercising their right to form or join a union, particularly in the U.S. There can be no assurance that our employees will not elect to be represented by labor unions in the future, which could among other things, adversely impact our culture, increase operating costs and otherwise disrupt our business and operations. Further, our responses to any union organizing efforts could negatively impact how our brand is perceived by our employees and customers and have material adverse effects on our business and future results.
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
Additionally, in undertaking the transformation plan for our business, we have integrated our strategic initiatives into a cohesive business model which balances competing priorities. If we are unable to continue to implement these strategic initiatives, such as our technology, supply chain and sales effectiveness initiatives, efficiently and effectively, or if these strategic initiatives are unsuccessful, our business, financial condition, results of operations and cash flows could be adversely affected. To facilitate this transformation plan, we are continuing to make substantial investments, recruit new talent, and optimize our business model, management system, and organization. Accordingly, a strong balance sheet that provides the flexibility to invest in these new growth opportunities and maintaining discipline in our capital allocation is critical to the success of our transformation plans. If we are unable to continue to maintain a strong balance sheet or optimize our capital allocation or are otherwise not successful in executing our strategic initiatives and transformation plan (or are delayed for reasons outside of our control), we may not be able to realize the full benefits of our plan. Furthermore, if we are unable to successfully drive employee or customer adoption of certain strategic initiatives, we may not realize the full benefits of our plan. Additionally, failure to continue to make progress on our plans (or failure to accurately measure progress on our plan), may disrupt the conduct of our business and divert management’s attention and resources. All of these potential outcomes could have an adverse effect on our financial condition and results of operations.
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
Our business, financial condition, results of operations and cash flows have been and may in the future be adversely affected by uncertain global economic conditions, including inflation or deflation, domestic outputs, geopolitical uncertainty and unrest, employment rates and wages, including increases in minimum wage, changes in tax policies, changes in energy costs, instability in credit markets, declining consumer and business confidence, fluctuating commodity prices, elevated interest rates for prolonged periods, monetary policies, volatile exchange rates, changes in fiscal and regulatory priorities as a result of the outcome of the 2024 U.S. presidential election, and other challenges that could affect the global economy. Both our commercial and retail customers may experience deterioration of their financial resources, which could result in existing or potential customers delaying or canceling plans to purchase our products.
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
We have an unsecured revolving credit facility and unsecured senior notes and our level of indebtedness could, among other things:
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
The concern over climate change has led to legislative and regulatory initiatives aimed at reducing greenhouse gas emissions (“GHG”). For example, regulations that impose extensive mandatory requirements related to GHG continue to be considered by or have been issued by policy makers in both the federal and certain state governments in the U.S., by the European Union, and by national governments in Canada, the U.K., Australia and elsewhere. Many of the regulations that have been issued create mandatory, annual reporting requirements related to carbon emissions and other sustainability-related information that will ultimately be subject to audit and could expose our company to fines, regulatory inquiry or negative publicity if we fail to comply. Additionally, significant increases in fuel economy requirements, new federal or state restrictions on emissions of carbon dioxide or new federal or state incentive programs that may be imposed on vehicles and automobile fuels could adversely affect demand for the products we sell. We may not be able to accurately predict, prepare for and respond to new kinds of technological innovations with respect to electric vehicles and other technologies that minimize emissions. Laws enacted to reduce GHG could directly or indirectly affect our suppliers and could adversely affect our business, financial condition, results of operations and cash flows. Changes in automotive technology (including the adoption of electric vehicles or the use of artificial intelligence) and compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers all of which could adversely impact the demand for our products and our business, financial condition, results of operations or cash flows.
Because we are involved in litigation from time to time and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs as well as reputational harm.
We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various reasons, including as a result of new legal or regulatory frameworks. For example, we are party to, among other litigation, numerous pending asbestos liability lawsuits relating to our national distribution of automotive parts and supplies sold primarily before 1991, many of which involve claims of personal injury allegedly resulting from the use of automotive parts distributed by us. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim our business, financial condition, results of operations and cash flows could be materially and adversely affected.
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
Our business is global, so changes to existing international trade agreements, blocking of foreign trade, increased protectionism, or imposition of tariffs on foreign goods could result in decreased revenues and/or increases in pricing, either of which could have an adverse impact on our business, results of operations, financial condition and cash flows in future periods. For instance, the United States imposed Section 232 tariffs on many imported products of steel and aluminum in March 2018 and expanded the tariffs to additional derivative products of steel and aluminum effective February 8, 2020. The United States imposed Section 301 tariffs on most imported products from China starting in July 2018. Although the United States and China reached a Phase One trade deal in January 2020, there was no Phase Two trade deal implemented and most of the tariffs imposed remain in place. Uncertainty persists in the trade relationship between the two countries that impacts the global trade landscape, and as of February 2025, new tariffs were enacted that significantly increase tariffs on foreign imports into the United States. The effects of these changes, including responsive actions from foreign governments, could also have significant impacts on our financial results.
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
Many factors influence our reputation and the value of our brands including the perception held by our customers, business partners, investors, regulators, other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny and regulations related to corporate social responsibility practices and disclosures and we face an increasing risk of damage to our reputation and the value of our brands if we fail to act responsibly and/or in compliance with applicable laws and regulations in a number of areas, such as environmental stewardship and sustainability, supply chain management, climate change, inclusion, workplace conduct, human rights, philanthropy and support for local communities. We are continually assessing our obligations under proposed and enacted rules and expect that compliance could require substantial effort in the future. Standards for tracking and reporting on sustainability matters, including climate-related matters, have also not been harmonized. Changes to these standards could require adjustments to our accounting or operational policies, as well as updates to our existing systems to meet these reporting obligations. We will therefore likely need to be prepared to contend with overlapping, yet distinct, disclosure approaches, frameworks and requirements.
Our 2024 Sustainability Report is available on our website. If our sustainability practices or disclosures do not meet, or are perceived not to meet, evolving regulatory, investor and other stakeholder expectations and standards, our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure, or perceived failure, to pursue or fulfill any sustainability-focused goals, targets, or objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation. While we monitor a broad range of sustainability matters, we cannot be certain that we will manage such matters successfully, or that we will successfully meet the expectations of regulators, investors, employees, customers and other stakeholders. Any failure to meet such expectations could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 1C. CYBERSECURITY.
Our information security program is managed by a dedicated Chief Information Security Officer ("CISO"), whose team is responsible for leading enterprise-wide cybersecurity strategy, risk assessment and management policies, standards, architecture, and processes. The CISO, along with the Chief Information and Digital Officer ("CIDO"), each have over 20 years of prior work experience in various roles involving information technology, including security, compliance, and systems. The CISO provides periodic reports, which take into account information from internal stakeholders, known privacy and security vulnerabilities, threat detection plans, and information from external sources such as reported security incidents, industry trends, and third-party evaluations to our executive leadership team and, as well as regular updates to our Audit Committee. The Audit Committee receives regular updates specific to the company’s cyber security program and IT security risk, including threat protection posture, IT compliance reporting, and IT risk posture. The Board of Directors ("Board") has ultimate oversight for risks relating to our information security program and practices and receives periodic updates from the Audit Committee Chair on cybersecurity and IT security risk and mitigation strategies, as well as periodic updates directly from the CIDO and CISO. Our program is regularly evaluated by internal and external resources with the results of those reviews reported to senior management, the Audit Committee and the Board. We also actively engage with key vendors, industry participants, and intelligence and law enforcement communities for benchmarking and awareness of best practices as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. As part of our cybersecurity risk management system, our governance, risk and compliance team tracks and logs privacy and security incidents across GPC as well as performs third-party risk management to identify and mitigate risks from third parties such as vendors and suppliers. The results of our evaluations and the feedback from our engagements are used to drive alignment on, and prioritization of, initiatives to enhance our cybersecurity strategies, policies, and processes and make recommendations to improve processes.
Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program to ensure that cybersecurity considerations are an integral part of our decision-making processes and are based on frameworks established by the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and other applicable industry standards. In connection with our information security program, we perform ongoing internal and external risk assessment activities, and deploy systems, processes, and procedures across our global business units in response to identified risks. As cybersecurity events are detected via our global processes, the potential impact of the events is assessed based on criticality, and mitigation and remediation actions are taken in accordance with our incident response plan. The incident response plan is periodically evaluated by our cybersecurity team as well as by independent advisors using simulated security exercises. Security awareness training is also key component of our information security program and involves required training for all our teammates and contingent workers.
Although we have not experienced a material breach of cybersecurity to date, our computer systems and the computer systems of our third-party service providers have been, and will likely continue to be, subjected to unauthorized access or phishing attempts, computer viruses, malware, ransomware or other malicious codes. Despite our security measures, there can be no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. For more information about these and other information security risks we face, see “Item 1A. Risk Factors — Strategic and Operational Risks.”

ITEM 2.    PROPERTIES.
The following table summarizes our company-owned and operated distribution centers, retail stores, branches and service centers as of December 31, 2024:

	Distribution Centers	Other Locations
Automotive:
North America	75	2,279
Europe	73	782
Australasia	14	561
Total Automotive	162	3,622
Industrial:
North America	17	611
Australasia	13	144
Total Industrial	30	755
Total	192	4,377
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
Dividend Information
We have paid a cash dividend to shareholders every year since going public in 1948 and increased the annual dividend for 68 consecutive years through 2024. While we have historically paid dividends to holders of our common stock on a quarterly basis and expect to continue doing so going forward, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our Board of Directors.
Stock Performance Graph
Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return on our common stock against the cumulative total shareholder return of the Standard and Poor’s ("S&P") 500 Stock Index and a peer group composite index (“Peer Index”) structured by us as set forth below for the five year period that commenced December 31, 2019 and ended December 31, 2024. This graph assumes that $100 was invested on December 31, 2019 in Genuine Parts Company common stock, the S&P 500 Stock Index (we are a member of the S&P 500 Stock Index, and our cumulative total shareholder return went into calculating the S&P 500 Stock Index results set forth in the graph) and the peer group composite index as set forth below, and assumes reinvestment of all dividends.
Comparison of five year cumulative total shareholder return

Cumulative Total Shareholder Return $ at Fiscal Year End	2019	2020	2021	2022	2023	2024
Genuine Parts Company	$100.00	$97.82	$140.26	$177.84	$145.59	$126.35
S&P 500 Stock Index	$100.00	$118.39	$152.34	$124.73	$157.48	$196.85
Peer Index	$100.00	$121.13	$150.76	$124.23	$145.76	$137.18
In constructing the Peer Index for use in the stock performance graph above, we used the shareholder returns of various publicly held companies (weighted in accordance with each company’s stock market capitalization at December 31, 2019 and including reinvestment of dividends) that compete with us in our two industry segments: automotive parts and industrial parts (each group of companies included in the Peer Index as competing with us in a separate industry segment is hereinafter referred to as a “Peer Group”). Included in the automotive parts Peer

Group are those companies making up the Dow Jones U.S. Auto Parts Index (we are a member of such industry group, and its individual shareholder return was included when calculating the Peer Index results set forth in the performance graph). Included in the industrial parts Peer Group are Applied Industrial Technologies, Inc., Fastenal Company, and W.W. Grainger, Inc. In determining the Peer Index, each Peer Group was weighted to reflect our annual net sales in each industry segment.
Holders
As of December 31, 2024, there were 6,428 holders of record of the company’s common stock. The number of holders of record does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.
Issuer Purchases of Equity Securities
The following table provides information about the purchases of shares of the company’s common stock during the three month period ended December 31, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2024 through October 31, 2024	206,704	$124.18	206,704	7,552,129
November 1, 2024 through November 30, 2024	104,849	$119.10	99,318	7,452,811
December 1, 2024 through December 31, 2024	8,106	$115.22	—	7,452,811
Total	319,659	$122.29	306,022	7,452,811
(1)Includes shares surrendered by employees to the company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of share appreciation rights and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15 million shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The authorization for these repurchase plans continues until all such shares have been repurchased or the repurchase program is terminated by action of the Board of Directors. The program may be suspended at any time and does not have an expiration date. Approximately 7.5 million shares authorized remain available to be repurchased by the company. There were no other repurchase plans announced as of December 31, 2024.

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
OVERVIEW
Genuine Parts Company ("GPC") is a global service organization with a long history of growth and innovation dating back to our founding in Atlanta, Georgia, in 1928. Over nearly a century, we’ve built a reputation for delivering excellent customer service, profitable growth, leading distribution capabilities and strong cash flow.
In 2024, we conducted business in North America, Europe and Australasia from more than 10,700 locations. Our Automotive business operated in the U.S., Canada, Mexico, France, the U.K., Ireland, Germany, Poland, the Netherlands, Belgium, Spain, Portugal, Australia and New Zealand and accounted for 63% of total revenues for the year. Our Industrial business operated in the U.S., Canada, Mexico, Australia, New Zealand, Indonesia and Singapore and accounted for 37% of total revenues.
Our mission is to be the employer, supplier, and investment of choice, while also being a valued corporate citizen in the communities we serve. This mission drives our strategic financial objectives: outpacing market revenue growth, improving operating margins, maintaining a strong balance sheet and cash flows, and allocating capital effectively. As we look to the future, we are leaning into modernizing our supply chain and technology through digital innovation, and data-driven strategies to enhance our competitive edge. By leveraging technology and optimizing supply chains, we are empowering our teams with cutting-edge tools to focus on delivering exceptional customer service and driving sustainable growth. At the heart of it all is our commitment to excellence, supported by a culture of continuous improvement and a legacy of strong leadership that has guided us for nearly 100 years.
KEY PERFORMANCE INDICATORS
We consider a variety of performance and financial measures in assessing our business, and the key performance indicators used to measure our results are summarized below.
Comparable Sales
Comparable sales refer to period-over-period comparisons of our net sales excluding the impact of acquisitions, divestitures, foreign currency and other. Our calculation of comparable sales is computed using total business days for the period and is inclusive of both company-owned stores and sales to our independent owner's stores. We consider this metric useful to investors because it provides greater transparency into management’s view and assessment of our core ongoing operations. This metric is widely used by analysts, investors and competitors in our industry, however our calculation of the metric is not comparable to similar measures disclosed by other companies, because not all companies and analysts calculate this metric in the same manner.
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
Selling, Administrative and Other Expenses ("SG&A")
SG&A includes all personnel and personnel-related costs at our corporate offices, segment headquarters, distribution centers, stores and branches. Additional costs in SG&A include our facilities, freight and delivery, marketing, advertising, technology, digital, legal and professional costs. Freight and delivery costs are the shipping and handling costs incurred related to delivering merchandise to our customers. We believe SG&A is a useful measure because it allows management, analysts, investors and others to understand the level of costs we incur operating our business each period.
Segment EBITDA and Segment EBITDA Margin
Segment EBITDA is the measure we use to assess the profitability of our company’s business segments and it is calculated as net sales less cost of goods sold and total other operating expenses of the business segment, and it excludes amounts reflected in Corporate EBITDA, net interest expense, depreciation and amortization and other unallocated costs. Segment EBITDA as a percentage of Segment Net Sales is referred to as Segment EBITDA margin.
We changed our segment profit and segment profit margin measures in the fourth quarter of 2024 to Segment EBITDA and Segment EBITDA margin, respectively. We believe that Segment EBITDA and Segment EBITDA margin are useful measures because they allow management, analysts, investors, and other interested parties to evaluate the profitability of our segments and they align with how management evaluates performance and sets compensation plans. Refer to the Segment Data Footnote in the Notes to Consolidated Financial Statements for additional information.
Net Income and EBITDA
We believe that net income and EBITDA, along with their respective adjusted measures, are useful measures of operating performance. Net income represents our profitability after the effects of all operating and other expenses and income. EBITDA helps us assess the underlying profitability of our company’s business operations before the effects of certain net expenses that directly arise from our capital investment decisions (depreciation, amortization), financing decisions (interest), and tax strategies (income taxes).
The adjusted measures of net income and EBITDA eliminate certain non-recurring charges and other items that we do not believe are reflective of our ongoing business performance. These adjusted measures help us evaluate our operating performance on a comparable basis from period-to-period so that we can better understand the ongoing factors and trends affecting our business operations. We also use adjusted net income, together with adjusted EBITDA, to forecast our performance, evaluate our actual results against our forecasts and compare our results to others in the industries that we serve. Adjusted EBITDA is also a measure of performance included in our executive incentive compensation plans. See “Non-GAAP Financial Measures” below for a discussion of how we define adjusted net income and adjusted EBITDA and a reconciliation of adjusted net income, EBITDA and adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).
CONSOLIDATED RESULTS OF OPERATIONS
Our discussion of our results focuses on 2024 and 2023 and year-to-year comparisons between those periods. Discussions of 2022 results and year-to-year comparisons between 2023 and 2022 results that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
In 2024, our net sales of $23.5 billion increased 1.7% year-over-year. Our sales growth was driven primarily by acquisitions in our Automotive segment and two additional selling days. Sales growth was partially offset by the negative impact of weak market conditions in both segments, as persistent high interest rates and economic uncertainty led to lower customer demand which resulted in flat Automotive comparable sales and declines in Industrial comparable sales in 2024. Economic activity in the U.S. manufacturing sector, measured by the Purchasing Mangers' Index ("PMI"), contracted through most of 2024, negatively impacting purchases from our Industrial customers.
In 2024, net income totaled $904 million, down 31.3%, driven by costs associated with our global restructuring program, which was designed to better align our assets and cost structure to the current economic environment. During the year, we incurred $221 million in restructuring and other costs under this program, and a charge of $62 million to cost of goods sold to write down certain existing inventory associated with a new global rebranding and relaunch of a key tool and equipment offering.
Our earnings in 2024 were also negatively impacted by higher SG&A costs, which were driven by increases in personnel and rent costs due to inflationary pressure and planned investments in technology to modernize our systems and digital platforms. The investments we are making in technology, as well as new supply chain capabilities, are driving higher year-over-year depreciation and interest expense. These costs were partially offset by improved gross margin due to the benefits from acquired businesses and ongoing initiatives around pricing and sourcing and from our global restructuring program.

Our results of operations are summarized below for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024		2023
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$23,486,569	100.0%	$23,090,610	100.0%	$395,959	1.7%
Cost of goods sold	14,962,954	63.7%	14,799,938	64.1%	163,016	1.1%
Gross profit	8,523,615	36.3%	8,290,672	35.9%	232,943	2.8%
Operating expenses:
Selling, administrative and other expenses	6,642,900	28.3%	6,167,143	26.7%	475,757	7.7%
Depreciation and amortization	407,978	1.7%	350,529	1.5%	57,449	16.4%
Provision for doubtful accounts	30,001	0.1%	25,947	0.1%	4,054	15.6%
Restructuring and other costs	213,520	0.9%	—	—%	213,520	100.0%
Total operating expenses	7,294,399	31.1%	6,543,619	28.3%	750,780	11.5%
Non-operating expenses (income):
Interest expense, net	96,827	0.4%	64,469	0.3%	32,358	50.2%
Other	(43,579)	(0.2)%	(59,764)	(0.3)%	16,185	(27.1)%
Total non-operating expenses	53,248	0.2%	4,705	—%	48,543	1031.7%
Income before income taxes	1,175,968	5.0%	1,742,348	7.5%	(566,380)	(32.5)%
Income taxes	271,892	1.2%	425,824	1.8%	(153,932)	(36.1)%
Net income	$904,076	3.8%	$1,316,524	5.7%	$(412,448)	(31.3)%

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	$ Change	% Change
Diluted EPS	$6.47	$9.33	$(2.86)	(30.7)%
Adjusted diluted EPS	$8.16	$9.33	$(1.17)	(12.5)%
Automotive segment EBITDA	$1,283,531	$1,339,134	$(55,603)	(4.2)%
Industrial segment EBITDA	$1,102,188	$1,132,921	$(30,733)	(2.7)%
Corporate EBITDA	$(389,217)	$(314,709)	$(74,508)	23.7%
Adjusted EBITDA	$1,996,502	$2,157,346	$(160,844)	(7.5)%
Automotive segment EBITDA margin	8.7%	9.4%
Industrial segment EBITDA margin	12.6%	12.8%
Corporate EBITDA margin	(1.7)%	(1.4)%
Adjusted EBITDA margin	8.5%	9.3%
Net Sales
Our consolidated net sales increase of 1.7% includes a 2.6% benefit from acquisitions, which was partially offset by a 0.8% comparable sales decrease as described in the following segment discussions.
Automotive
Net sales for Automotive were $14.8 billion in 2024, a 3.7% increase from 2023, driven by acquisitions, particularly in our U.S. Automotive business. In 2024, we completed strategic acquisitions of more than 500 stores in the U.S., mostly from our independent owners, including the acquisition of our two largest, Motor Parts & Equipment Corporation ("MPEC") and Walker Automotive Supply, Inc. ("Walker"). These store acquisitions were in strategic markets and enable us to capture commercial benefits, leverage synergies and further drive revenue growth.
In 2024, our comparable sales were flat due to softer demand, as macro-economic headwinds such as high interest rates and persistent cost inflation continued to impact customer buying behavior. The impact on net sales from foreign currency translation was negligible.

Industrial
Net sales for Industrial were $8.7 billion in 2024, a 1.4% decrease from 2023, driven by a 2.1% decrease in comparable sales and a 0.1% unfavorable impact of currency translation. This was partially offset by a 0.8% contribution from acquisitions.
Our comparable sales decreased as we experienced softness in industrial production and an ongoing moderation in demand in many customer end markets. We continued to experience an adverse macro-economic environment when compared to 2023, as persistently high interest rates and economic uncertainty led customers to delay discretionary capital expenditures. Economic activity in the U.S. manufacturing sector, measured by PMI, remained contractionary through most of 2024.
Gross Profit & Gross Margin
Gross profit increased $233 million, or approximately 2.8%, from 2023 due primarily to an increase in net sales. This was partially offset by a charge of $62 million to write down certain existing inventory associated with a new global rebranding and relaunch of a key tool and equipment offering. Gross margin increased to 36.3% from 35.9% in 2023, a 40 basis point improvement, which was primarily driven by the benefit of acquired businesses.
Inventory Rebranding Strategic Initiative
We are implementing a strategic realignment of our global tools and equipment inventory strategy. This strategy targets a new generation of installers by reducing our global product offerings to two primary tiers and launching a new global branding initiative in 2025, which we expect to enhance market penetration across all regions.
As part of this initiative, we have elected to liquidate certain otherwise marketable tools and equipment inventory in 2025 to accelerate the realization of the program benefits, thereby improving operational efficiency and enhancing the projected financial outcomes. By streamlining our product range in this key category, we enhance warehouse space for new inventory and enable our sales force to focus on the new strategy, facilitating earlier market capture. Accordingly, we have recognized a $62 million non-cash charge reflected in cost of goods sold to write down the inventory to its market value, assuming liquidation.
Selling, Administrative and Other Expenses
SG&A expenses increased $476 million, or 7.7%, from 2023. Approximately 50% of the increase was driven by personnel expense and 10% by higher rent expense, reflecting inflationary pressures on annual wage increases and lease renewals and higher operating costs due to acquisitions, primarily from the addition of more U.S. automotive stores. Additionally, 10% of the increase was attributable to our investments in technology as we continue to enhance our digital capabilities to improve the customer experience, increase automation in distribution centers, and modernize payment platforms. The remainder of the increase was attributable to other SG&A categories, as we incurred higher operating costs from acquired businesses, and we continued to invest in our supply chain to optimize product assortment and positioning, which helps reduce distribution costs. Partially offsetting the increase were $43 million in real estate sale gains, primarily from sale-leaseback transactions to enhance our financial operational flexibility on properties we continue to use in our ongoing operations.
SG&A as a percentage of sales increased to 28.3% in 2024 from 26.7% in 2023. The 160 basis point increase was primarily driven by approximately 80 basis points from inflationary pressures on certain operating expenses, 40 basis points from increased operating expenses from acquisitions and 25 basis points from fixed cost deleverage. Comparable sales were flat for Automotive and down for Industrial, which drove fixed cost deleveraging.
Restructuring and Other Costs
In February 2024, we approved and announced a global restructuring designed to better align our assets and further improve the profitability of the business. This initiative included an announced voluntary retirement offer in the U.S., along with a rationalization and optimization of certain distribution centers, stores and other facilities. We incurred a $62 million inventory charge, described above, and $221 million of restructuring and other costs related to the initiative, which includes $91 million of severance costs. We recognized approximately $45 million in cost savings related to this global restructuring initiative for 2024.
In 2025, we are expanding our restructuring initiatives and expect to incur additional restructuring and other costs in the range of $150 to $180 million. These global restructuring initiatives are expected to generate approximately $100 to $125 million in savings for 2025. The estimated charges that we expect to incur are subject to a number of assumptions, and actual amounts may differ materially from such estimates. We may also incur additional charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of these initiatives. We expect to substantially complete the initiative by the end of 2025.

When fully annualized in 2026, we expect that our 2024 and 2025 restructuring efforts and cost actions will deliver approximately $200 million of cost savings.
Refer to the Restructuring Footnote in the Notes to Consolidated Financial Statements for more information on our global restructuring initiative.
Depreciation and Amortization
Depreciation and amortization expenses increased $57 million related to ongoing investments in technology and supply chain initiatives.
Non-Operating Expenses and Income
We incurred $53 million in net non-operating expenses in 2024, a $48.5 million increase from $5 million in net non-operating expenses in 2023. This category primarily includes net interest expense, pension and investment income, foreign currency gains and losses, and fees associated with our Accounts Receivable Sales Agreement ("A/R Sales Agreement"). The $49 million expense increase includes the effects of a $32 million increase in net interest expense in 2024, due to increased borrowings, including the senior notes issued in August 2024, and a $16 million decrease in other non-operating income driven by decreased pension income, foreign currency gains, and income from cash surrender value of life insurance policies.
Income Taxes
Our effective income tax rate was 23.1% as of December 31, 2024, compared to 24.4% in 2023. For the year ended December 31, 2024, the rate decrease is primarily due to expanded investment and domestic credit benefits.
Net Income and Adjusted Net Income
Net income was $904 million in 2024, a decrease of 31.3% compared to $1.3 billion in 2023. Diluted earnings per share ("EPS") was $6.47 in 2024, down $2.86 compared to $9.33 in 2023. Adjusted net income was $1.1 billion in 2024, a decrease of 13.4% compared to $1.3 billion in 2023. Adjusted diluted EPS was $8.16, down $1.17 compared to $9.33 in 2023.
The year over year declines in these metrics are primarily due to $221 million in restructuring and other costs, $62 million in inventory liquidation charges, and higher SG&A expenses driven by inflationary pressures and investments in technology. These impacts were partially offset by improved gross profit and margin from acquisitions and pricing and sourcing initiatives and the benefits from the restructuring program.
Segment EBITDA
Automotive
2024 EBITDA decreased 4.2% or $56 million from 2023, and EBITDA margin decreased 70 basis points to 8.7% in 2024 compared to 9.4% in 2023, driven by the following factors. Automotive segment sales grew $522 million or 3.7% due primarily to acquisitions. Gross profit increased $275 million or 4.9% and gross margin improved 50 basis points primarily due to strategic acquisitions in our U.S. business, including MPEC and Walker. Our gross profit improvement was offset by rising operating expenses. Operating expenses increased $330 million, with approximately 75% of the increase driven by personnel cost increases of $200 million and rent increases of $53 million. Operating expenses increased partly due to acquisitions, however the EBITDA and EBITDA margin declines largely were driven by persistent cost inflation, primarily in wages and rent, in our existing businesses.
2023 EBITDA was $1.3 billion, a decrease of 2.6% from 2022, and EBITDA margin decreased 70 basis points to 9.4% in 2023 compared to 10.1% in 2022, driven by the following factors. Automotive segment sales increased 4.2% driven by a 2.8% contribution from acquisitions and 2.1% growth in comparable sales, partially offset by a 0.7% unfavorable impact from foreign currency and other. Gross profit increased $295 million, or 5.5%, in 2023 due to sales growth. This improvement was offset by a $330 million increase in operating expenses, including $160 million attributed to higher personnel expenses that were driven by persistent cost inflation and the effects of acquisitions.
Industrial
2024 EBITDA decreased 2.7% to $1.1 billion from 2023, and EBITDA margin declined 20 basis points to 12.6% in 2024 compared to 12.8% in 2023, driven by the following factors. Industrial segment sales declined $126 million or 1.4%, primarily driven by a decline of 2.1% in comparable sales due to contractionary market conditions and partially offset by 0.8% benefit from acquisitions. Gross profit increased $21 million or 0.8% in 2024 due to a 70 basis point improvement in gross margin primarily driven by acquisitions and strategic pricing and sourcing initiatives, partially offset by a decline in sales. In 2024, operating expenses increased due to continued pressure from ongoing cost inflation and to a lesser extent acquisitions, particularly personnel costs and rent, which increased $38 million and $15 million, respectively.
2023 EBITDA increased 20.7% to $1.1 billion in 2023, and EBITDA margin improved 170 basis points to 12.8% compared to 11.1% in 2022, driven by the following factors. Industrial segment sales increased 4.9% driven by 4.8% growth in comparable sales due to sales initiatives and strong market conditions and a 0.6% contribution from acquisitions. This was slightly offset by a 0.5% unfavorable impact of currency translation. Gross profit increased $246 million, or 10.3%, in 2023 due to sales growth and our focus on leveraging expenses and executing supply chain initiatives as well as other strategic initiatives in areas such as category management and pricing. This improvement was partially offset by a $52 million increase in operating expenses, primarily driven by a $32 million increase in personnel expenses due to inflationary pressures and a $15 million increase in technology expense for planned investments.
Corporate EBITDA and other Segment Reconciling items
Corporate EBITDA primarily reflects costs related to our corporate headquarter's broad support to our business units and other costs that are managed centrally and not allocated to business segments. These include personnel and other costs for company-wide functions such as executive leadership, human resources, technology, cybersecurity, legal, corporate finance, internal audit, and risk management, as well as asbestos-related product liability costs and A/R Sales Agreement fees. Our operational objective is to maintain Corporate EBITDA within a range of 1.5% to 2.0% of net sales.
Corporate EBITDA amounted to a loss of $389 million, or 1.7% of net sales, in 2024, compared to a loss of $315 million, or 1.4% of net sales, in 2023.
Corporate EBITDA increased primarily due to the impact of a higher asbestos liability costs and ongoing investments in technology, each of which accounted for approximately 30% of the increase.
Other unallocated costs represent restructuring and other costs and acquisition and integration related costs and other. These increased year-over-year due to the global restructuring initiative that was approved in February 2024 and the significant increase in acquisition activity in 2024.
EBITDA
EBITDA was $1.7 billion in 2024, a decrease of 22.1% from $2.2 billion in 2023. Adjusted EBITDA was $2.0 billion in 2024, a decrease of 7.5% from $2.2 billion in 2023. Results were affected by $221 million of costs related to the global restructuring initiative, $33 million of acquisition and integration costs, and a $62 million inventory liquidation charge (described above). Decreases in adjusted EBITDA margin were primarily driven by an 80 basis point negative impact from inflationary pressures, particularly personnel costs and rent.
Adjusted net income, adjusted diluted EPS, EBITDA and adjusted EBITDA are non-GAAP measures (see table below for reconciliations to the most directly comparable GAAP measures).
Non-GAAP Financial Measures
The following tables set forth reconciliations of net income and diluted EPS to adjusted net income and adjusted diluted EPS, respectively, to account for the impact of adjustments. We also include reconciliations from net income to adjusted EBITDA. We believe that the presentation of adjusted net income, adjusted diluted EPS and adjusted EBITDA, which are not calculated in accordance with GAAP, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to both management and investors that is indicative of our core operations. We consider these metrics useful to investors because they provide greater transparency into management’s view and assessment of our ongoing operating performance by removing items management believes are not representative of our operations and may distort our longer-term operating trends. For example, for the year ended December 31, 2024, certain of the non-GAAP metrics contained herein exclude costs relating to our global restructuring initiative and acquisition of Motor Parts & Equipment Corporation, which are one-time events that do not recur in the ordinary course of business. We believe these measures to be useful to enhance the comparability of our results from period to period and with our competitors, as well as to show ongoing results from operations distinct from items that are infrequent or not associated with our core operations. We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.

The table below reconciles GAAP net income to adjusted net income:

	Year Ended December 31,
(in thousands)	2024	2023
GAAP net income	$904,076	$1,316,524

Adjustments:
Restructuring and other costs (1)	221,007	—
Acquisition and integration related costs and other (2)	33,126	—
Inventory rebranding strategic initiative (3)	61,596	—
Total adjustments	315,729	—
Tax impact of adjustments (4)	(79,964)	—
Adjusted net income	$1,139,841	$1,316,524
The table below represents amounts per common share assuming dilution:

	Year Ended December 31,
(in thousands, except per share data)	2024	2023
GAAP diluted EPS	$6.47	$9.33

Adjustments:
Restructuring and other costs (1)	1.58	—
Acquisition and integration related costs and other (2)	0.24	—
Inventory rebranding strategic initiative (3)	0.44	—
Total adjustments	2.26	—
Tax impact of adjustments (4)	(0.57)	—
Adjusted diluted EPS	$8.16	$9.33
Weighted average common shares outstanding - assuming dilution	139,670	141,034
(1)Adjustment reflects costs related to the global restructuring initiative which includes a voluntary retirement offer in the U.S. and rationalization and optimization of certain distribution centers, stores and other facilities, including related inventory liquidation costs. The inventory liquidation costs, recognized in cost of goods sold, total $7 million and arise from facility closures.
(2)Adjustment primarily reflects integration costs related to the completion of the acquisitions of MPEC in April 2024 and Walker in July 2024, including professional services costs, personnel costs, and lease and other exit costs.
(3)Adjustment reflects a charge to write down certain existing inventory associated with a new global rebranding and relaunch of a key tool and equipment offering. The existing inventory that will be liquidated is comprised of otherwise saleable inventory, and the liquidation does not arise from our normal, recurring operational activities.
(4)We determine the tax effect of non-GAAP adjustments by considering the tax laws and statutory income tax rates applicable in the tax jurisdictions of the underlying non-GAAP adjustments, including any related valuation allowances. For the year ended December 31, 2024, we applied the statutory income tax rates to the taxable portion of all of our adjustments, which resulted in a tax impact of $80 million. A portion of our transaction costs included in our non-GAAP adjustments for the year ended December 31, 2024 were not deductible for income tax purposes; therefore, no statutory income tax rate was applied to such costs.
The table below reconciles GAAP net income to adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2024	2023
GAAP net income	$904,076	$1,316,524
Depreciation and amortization	407,978	350,529
Interest expense, net	96,827	64,469
Income taxes	271,892	425,824
EBITDA	1,680,773	2,157,346
Total adjustments (1)	315,729	—
Adjusted EBITDA	$1,996,502	$2,157,346
(1)Amounts are the same as adjustments included within the adjusted net income table above.
The table below clarifies where the adjusted items are presented in the consolidated statement of income:

	Year Ended December 31,
(in thousands)	2024	2023
Line item:
Cost of goods sold	$69,083	$—
Selling, administrative and other expenses	33,126	—
Restructuring and other costs	213,520	—
Total adjustments	$315,729	$—
OUTLOOK
We expect revenue and earnings growth in 2025 to be pressured by weak market conditions, particularly in the first half of the year. Despite the current macroeconomic conditions, we expect gross margin improvement in 2025 driven by the benefit of acquired businesses and are committed to improving operating leverage through disciplined cost actions and initiatives as evidenced by our ongoing global restructuring.
We will continue to focus on disciplined capital allocation, increasing our dividend as we continue to grow earnings, pursuing strategic bolt-on acquisitions that expand our capabilities and geographic footprint and continuing to invest in technology and supply chain to enhance the customer experience and improve efficiencies in our business. In 2025, we intend to reduce our net outstanding debt, further strengthening our balance sheet.
We are confident that when the macroeconomic conditions begin to improve that these disciplined cost actions and initiatives will propel our sales and earnings growth.
FINANCIAL CONDITION
Our balance sheet reflects our disciplined financial management and strategic investments to support our growth and operational priorities. Key changes in cash, working capital, and debt demonstrate our commitment to maintaining financial flexibility while meeting customer demands and driving long-term value creation. Our cash balance at December 31, 2024 was $480 million compared to cash of $1.1 billion a year ago. Accounts receivable decreased $41 million, or 1.8%, from December 31, 2023 primarily due to foreign currency translation. Inventory increased $838 million, or 17.9% from December 31, 2023 as a result of our U.S. automotive acquisitions and enhanced investment in our product assortment and a more strategic approach to ensuring we have the right products available to meet customer demands. Accounts payable increased $424 million, or 7.7% from December 31, 2023 due to increased purchases to support higher net sales. Total debt of $4.3 billion at December 31, 2024 increased $378 million from December 31, 2023 primarily due to the August 7, 2024 Senior Notes offering (as discussed below), partially offset by the repayment of our Series J Senior Unsecured Notes upon their maturity.
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
Sources and Uses of Cash
A summary of our consolidated statements of cash flows is as follows:

	Year Ended December 31,
(In thousands)	2024	2023	$ Change	% Change
Operating activities	$1,251,251	$1,435,610	$(184,359)	(12.8)%
Investing activities	$(1,507,524)	$(705,792)	$(801,732)	113.6%
Financing activities	$(333,936)	$(292,161)	$(41,775)	14.3%
Operating Activities
The cash provided by operating activities decreased $184 million compared to 2023. The decrease is driven by lower net income and changes in working capital, including higher inventory levels compared to prior year as a result of our U.S. automotive acquisitions and enhanced investment in our product assortment and a more strategic approach to ensuring we have the right products available to meet customer demands.
Investing Activities
We continue to invest in our business through strategic acquisitions and capital expenditures to broaden our product and service offerings, improve our business operations and expand our global footprint. In 2024, net cash used in investing activities included $1.1 billion used for acquisitions and $567 million used for capital expenditures to improve our supply chain, facilities, and technology environment.
Financing Activities
Cash provided by financing activities reflects $399 million of net proceeds from debt primarily from the August 7, 2024 Senior Notes offering, dividends paid to shareholders of $555 million and repurchases of our common stock of $150 million. In 2024, we announced a 5% increase in our regular quarterly cash dividend, we have paid a cash dividend every year since going public in 1948, and 2024 marks the 68th consecutive year of increased dividends paid to shareholders.
Planned Pension Plan Termination
On April 29, 2024, our Board of Directors approved the termination of the frozen U.S. qualified defined benefit plan (pension plan), effective September 30, 2024. As part of the plan settlement process, pension plan participants not currently receiving payments will have the opportunity to select a single lump sum payment or an annuity from the insurance company that will pay and administer future benefit payments. We intend to settle the pension plan and transfer the management and delivery of continuing benefits associated with the pension plan to a third-party insurance company by the end of 2025 or early 2026, subject to government approvals. As of December 31, 2024 the benefit obligation for the pension plan was determined based on the amount expected to be required to settle the obligations. Assumptions utilized considered the portion of the obligations expected to be settled through participant elections of lump sum payments or annuities and the cost to purchase annuities, which are subject to change upon actual plan settlement. Upon settlement, we expect to recognize a non-cash, pre-tax pension settlement charge in 2025 or early 2026 equal to the actuarial losses accumulated in accumulated other comprehensive income ("AOCI"), which totaled approximately $735 million ($540 million, net of tax) as of December 31, 2024. Once settled, we will be fully relieved of all obligations under the pension plan. Furthermore, in connection with this anticipated transaction, we have adjusted our investment strategy for our plan assets, which will significantly reduce our pension income in 2025.
Notes and Other Borrowings
Currently, we believe that our cash on hand and available short-term and long-term sources of capital are sufficient to fund our operations in both the short and long term, including working capital requirements, strategic acquisitions, dividends, share repurchases, capital expenditures, scheduled debt and interest payments, and income tax obligations.
On August 7, 2024, we issued $750 million of unsecured 4.950% Senior Notes due 2029. Interest is payable on February 15 and August 15 of each year, beginning February 15, 2025.

On November 29, 2023, we entered into a commercial paper program that allows us to issue unsecured commercial paper notes up to $1.5 billion. As of December 31, 2024, we had no borrowings outstanding under our commercial paper program.
At December 31, 2024, we had $4.3 billion of unsecured Senior Notes outstanding. Approximately $1.2 billion of these borrowings contain covenants related to a maximum debt to EBITDA ratio and certain limitations on additional borrowings. At December 31, 2024, we were in compliance with the covenants under our outstanding unsecured Senior Notes, as well as our covenants under the Syndicated Facility Agreement, dated as of October 30, 2020, as amended (the "Unsecured Revolving Credit Facility"). Any failure to comply with our debt covenants or restrictions could result in a default under our financing arrangements or require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could create cross defaults under other debt arrangements and have a material adverse effect on our business, financial condition, results of operations and cash flows.
We ended the year with $2.0 billion of total liquidity (comprising $1.5 billion availability on the revolving credit facility and $480 million of cash and cash equivalents). Due to the workers’ compensation and insurance reserve requirements in certain states, we also had unused letters of credit of approximately $71 million outstanding at December 31, 2024. Our unused letters of credit expire within one year, but have automatic renewal clauses. From time to time, we may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk.
Our total average cost of debt was 3.62% at December 31, 2024 and 3.16% at December 31, 2023. Total interest expense, net of interest income, for all borrowings was $97 million and $64 million in 2024 and 2023, respectively. Refer to the Debt Footnote in the Notes to Consolidated Financial Statements for more information.
Contractual and Other Obligations
The following table summarizes our material cash requirements at December 31, 2024 that we expect to be paid in cash. The table does not include amounts that are contingent on events or other factors that are uncertain or unknown at this time, including legal contingencies and uncertain tax positions. The amounts presented are based on various estimates and actual results may vary from the amounts presented.

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Debt	$4,314,480	$541,705	$728,490	$1,357,105	$1,687,180
Operating leases	2,212,974	436,600	704,689	388,772	682,913
Total material cash requirements	$6,527,454	$978,305	$1,433,179	$1,745,877	$2,370,093
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
Additionally, we guarantee the borrowings of certain independently owned automotive parts stores (independents). Our maximum exposure to loss as a result of our involvement with these independents is generally equal to the total borrowings subject to our guarantee. At December 31, 2024, the total borrowings of the independents subject to guarantee by the company were approximately $575 million, down from $954 million at December 31, 2023. These loans generally mature over periods from one to six years. Our amount of commitment expiring in 2025 is approximately $375 million. To date, we have had no significant losses in connection with guarantees of independents’ borrowings.
Share Repurchases
In 2024, we repurchased approximately 1.1 million shares of our common stock for an aggregate $150 million, and we had remaining authority to purchase approximately 7.5 million shares of our common stock at December 31, 2024. We expect to remain active in our share repurchase program and continue to return capital to our shareholders. There were no other repurchase plans announced as of December 31, 2024.

Capital Resources
Our total debt outstanding at December 31, 2024 increased by $378 million from December 31, 2023, as discussed above. We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios. The table below reflects our debt ratings by Standard & Poor’s ("S&P") and Moody’s as of December 31, 2024, which provide an enhanced understanding of our sources of liquidity and the effect of our ratings on our cost of debt. A debt rating is not a recommendation by the rating agency to buy, sell, or hold and each rating should be evaluated independently of any other rating. Credit rating agencies review their ratings periodically and, therefore, the credit ratings assigned to us by each agency may be subject to revision at any time.

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
Consideration Received from Vendors
We frequently enter into agreements with our vendors that provide for inventory purchase incentives. Generally, we earn inventory purchase incentives upon achieving specified volume purchasing levels or other similar criteria. We accrue for the receipt of these incentives as a deduction from our inventory carrying cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. We recognize these incentives in earnings as a reduction of costs of goods sold as the corresponding inventory is sold to our customers. While management believes we will continue to receive consideration from vendors in 2025 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future or that we will be able to achieve the specified volumes necessary to take advantage of such incentives. Consideration receivable from vendors, generally reflected in prepaid expenses and other current assets, was $973 million and $928 million as of December 31, 2024 and December 31, 2023, respectively.
Impairment of Goodwill and Other Intangible Assets
At least annually, we evaluate goodwill and other intangible assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance, among other factors. Future events could cause us to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating for impairment also requires us to estimate future operating results and cash flows which requires judgment by management. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Refer to the Goodwill and Other Intangible Assets Footnote of the Notes to Consolidated Financial Statements for further information on the results of our annual goodwill impairment testing.

Employee Benefit Plans
Effective December 31, 2013, our U.S. pension plan was amended to freeze benefit plan accruals for participants and provide for immediate vesting of accrued benefits. On April 29, 2024, our Board of Directors approved the termination of the frozen U.S. plan, effective September 30, 2024. Refer to the Employee Benefit Plans Footnote of the Notes to Consolidated Financial Statements for further information on the termination of the frozen U.S. plan.
Our benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitors the performance of our pension plan assets. Our U.S. plan, our largest pension plan, is well-funded, with a funded status of 128% at December 31, 2024. The plans in Europe are unfunded and therefore there are no plan assets.
Beginning in 2024, the U.S. pension plan strategy implemented by our management is to minimize funded status volatility through the plan termination process.
Our investment strategy with respect to U.S. pension plan assets is to fully hedge plan obligations on a termination basis. In connection with the planned U.S. pension plan termination process, we acquired certain annuity contracts from an insurance company using existing plan assets to fund on-going obligations under the U.S. pension plan prior to termination.
The Canadian pension plan investment strategy implemented by our management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in Canada, as well as fiduciary standards. The long-term primary objectives for the Canadian pension plan is to provide for a reasonable amount of long-term growth of capital without undue exposure to risk, protect the assets from erosion of purchasing power and provide investment results that meet or exceed the pension plans’ actuarially assumed long-term rates of return. The Company's Investment Strategy with respect to Canadian pension plan assets is to generate a return in excess of the passive portfolio benchmark (50% Equity, 40% Fixed Income, 10% Other).
We make several assumptions in determining our pension plan assets and liabilities and related pension income. We believe the most critical of these assumptions are the expected rate of return on plan assets and the discount rate. Other assumptions we make relate to employee demographic factors such as rate of compensation increases, mortality rates, retirement patterns and turnover rates. Refer to the Employee Benefit Plans Footnote of the Notes to Consolidated Financial Statements for more information regarding these assumptions.
Based on the investment policy for the pension plans, as well as an asset study that was performed based on our asset allocations and future expectations, our expected rate of return on plan assets for measuring 2025 pension income is 5.33% for the plans. The asset study forecasted expected rates of return for the approximate duration of our benefit obligations, using capital market data and historical relationships.
The discount rate is chosen as the rate at which pension obligations could be effectively settled and is based on capital market conditions as of the measurement date. Prior to December 31, 2024, the discount rate for the U.S. pension plan was calculated using a bond matching approach to select specific bonds that would satisfy the projected benefit payments. As a result of the of the decision to terminate the U.S. pension plan, as of December 31, 2024, the benefit obligation for the U.S. pension plan was determined based on the amount expected to be required to settle the obligations. Assumptions utilized included the portion of the obligations expected to be settled through elections of lump sum payments or annuities and the cost to purchase annuities, which are subject to change upon actual plan settlement. We have matched the timing and duration of the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed income debt instruments to select our discount rate. Based upon this cash flow matching analysis, we selected a weighted average discount rate for the plans of 5.15% at December 31, 2024.
Our pension income for 2024 is determined at the December 31, 2023 measurement date. A 25 basis point increase in discount rate would result in an approximate $38 million decrease on our projected benefit obligation. A 25 basis point decrease in discount rate would result in approximate $40 million increase on our projected benefit obligation. A 25 basis point change in discount rate would have an immaterial impact on our pension income. A 25 basis point change in expected return on asset would have an approximate $6 million impact on our pension income. These sensitivities reflect the effect of changing one assumption at a time and assume no changes to the design of the pension plans.
Net periodic benefit income for our defined benefit pension plans was $54 million, $44 million, and $27 million for the years ended December 31, 2024, 2023 and 2022, respectively. The income associated with the pension in 2024, 2023 and 2022 reflects the impact of the U.S. plan freeze. The termination of our U.S. plan will significantly reduce pension income prospectively.

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
Legal and Asbestos Liabilities
We accrue for potential losses related to legal disputes, litigation, asbestos liability, and regulatory matters when it is probable (the future event or events are likely to occur) that we have incurred a loss and the amount of the loss can be reasonably estimated.
To calculate our asbestos liability, we estimate potential losses relating to pending claims and also estimate the likelihood of additional, similar claims being filed against us in the future. To estimate potential losses on claims that could be filed in the future, we consider claims pending against us, claim filing rates, the number of codefendants and the extent to which they share in settlements, and the amount of loss by claim type. The estimated losses for pending and potential future claims are calculated on a discounted basis using risk-free interest rates derived from market data about monetary assets with maturities comparable to those of the projected asbestos liability. We use an actuarial specialist to assist with measuring our asbestos liability.
While we believe our legal and asbestos liability estimates are reasonable in light of all available information, if one or more legal claims were to greatly exceed our estimates, our results of operations and cash flows could be materially and adversely affected. Refer to the Commitments and Contingencies Footnote of the Notes to Consolidated Financial Statements for additional information regarding our asbestos liability.
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
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires disclosure in the notes to financial statements, at each interim and annual reporting period, of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. Also required is a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. This guidance is effective for all public entities for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and early adoption is permitted. This guidance should be applied either prospectively to financial statements issued after the effective date of this update or retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of adopting this standard on our financial statements and disclosures.
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires disclosures of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, an amount and description of other segment items by reportable segment, and all annual disclosures currently required by Topic 280 to be included in interim periods. This standard also requires disclosure of the title and position of the CODM. We adopted this standard effective December 31, 2024.
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
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Although we do not face material risks related to commodity prices, we are exposed to changes in interest rates and in foreign currency rates with respect to foreign currency denominated operating revenues and expenses.
Foreign Currency
We incur translation gains or losses resulting from the translation of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. For the periods presented, our principal foreign currency exchange exposures are the Euro, the primary functional currency of our European operations; the Canadian dollar, the functional currency of our Canadian operations; and the Australian dollar, the primary functional currency of our Australasian operations. We monitor our foreign currency exposures and from time to time, we enter into currency forward contracts to manage our exposure to currency fluctuations. Foreign currency exchange exposure, in regard to the Australian and Canadian dollar, negatively impacted our results, while the Euro positively impacted our results for the year ended December 31, 2024. Foreign currency exchange exposure, particularly in regard to the Australian and Canadian dollar, and to a lesser extent the Euro, positively impacted our results for the year ended December 31, 2023.
During 2024 and 2023, it was estimated that a 10% shift in exchange rates between those foreign functional currencies and the U.S. dollar would have impacted translated net sales by approximately $829 million and $797 million, respectively. A 15% shift in exchange rates between those functional currencies and the U.S. dollar would have impacted translated net sales by approximately $1.2 billion in 2024 and $1.2 billion in 2023. A 20% shift in exchange rates between those functional currencies and the U.S. dollar would have impacted translated net sales by approximately $1.7 billion in 2024 and $1.6 billion in 2023.
Interest Rates
We are subject to interest rate volatility with regard to existing and future issuances of debt and with respect to the A/R Sales Agreement, for which the fees are linked to interest rate changes. We monitor our mix of fixed-rate and variable-rate debt as well as our mix of short-term debt and long-term debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. As of December 31, 2024, we primarily had fixed-rate debt. Based on our variable-rate debt and derivative instruments outstanding as of December 31, 2024 and 2023, we estimate that a 100 basis point increase in interest rates would have an immaterial impact in 2024 and 2023 and would increase the fees on our A/R Sales Agreement by $10 million.
Inflation
In 2024 and 2023, we experienced inflationary pressures across various parts of our business and operations, including, but not limited to, increases to our product costs, and higher operating costs, including those related to salaries, wages, rent and freight expenses. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genuine Parts Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Genuine Parts Company and Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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

Asbestos-Related Product Liability
Description of the Matter	As disclosed in Notes 1 and 16 to the consolidated financial statements, the Company is subject to pending asbestos-related product liability lawsuits resulting from its distribution and sale of asbestos-containing brake and friction products. The Company accrues for asbestos-related product liabilities if it is probable that the Company has incurred a loss and the amount of the loss can be reasonably estimated. The amount accrued for the asbestos-related product liability as of December 31, 2024 was $256 million.

Auditing the Company’s asbestos-related product liability required complex judgments due to the significant measurement uncertainty associated with the estimate and the use of valuation techniques. In addition, the asbestos-related product liability is sensitive to significant management assumptions, including the number of future claims and costs of resolving claims.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant controls over the Company’s process for estimating the asbestos-related product liability. For example, we tested controls over management's review of the significant assumptions described above and the reconciliation of claims data to that used by the Company’s actuarial specialist.

To test the estimated asbestos-related product liability, our audit procedures included, among others, assessing the methodology used, testing the significant assumptions, including testing the completeness and accuracy of the underlying data, and comparing significant assumptions to historical claims as well as external data. We evaluated the legal letters obtained from internal and external legal counsel and held discussions with legal counsel. We involved our actuarial specialists to assist in our evaluation of the methodology and assumptions used by management and to independently develop a range of the estimated asbestos-related product liability. We compared the Company's estimated asbestos-related product liability to the range developed by our actuarial specialists. We also assessed the adequacy of the Company’s disclosures, included in Notes 1 and 16 to the consolidated financial statements, in relation to this matter.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1948.
Atlanta, Georgia
February 21, 2025

Genuine Parts Company and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data and per Share Amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$479,991	$1,102,007
Trade accounts receivable, net	2,182,856	2,223,431
Merchandise inventories, net	5,514,427	4,676,686
Prepaid expenses and other current assets	1,675,310	1,603,728
Total current assets	9,852,584	9,605,852
Goodwill	2,897,270	2,734,681
Other intangible assets, net	1,799,031	1,792,913
Property, plant and equipment, net	1,950,760	1,616,785
Operating lease assets	1,769,720	1,268,742
Other assets	1,013,340	949,481
Total assets	$19,282,705	$17,968,454

Liabilities and equity
Current liabilities:
Trade accounts payable	$5,923,684	$5,499,536
Current portion of debt	541,705	355,298
Other current liabilities	1,925,636	1,839,640
Dividends payable	134,355	132,635
Total current liabilities	8,525,380	7,827,109
Long-term debt	3,742,640	3,550,930
Operating lease liabilities	1,458,391	979,938
Pension and other post-retirement benefit liabilities	218,629	219,644
Deferred tax liabilities	441,705	437,674
Other long-term liabilities	544,109	536,174
Equity:
Preferred stock, par value $1 per share — authorized 10,000,000 shares; none issued	—	—
Common stock, par value $1 per share — authorized 450,000,000 shares; issued and outstanding — 2024 — 138,779,664 shares and 2023 — 139,567,071 shares	138,780	139,567
Additional paid-in capital	196,532	173,025
Accumulated other comprehensive loss	(1,261,743)	(976,872)
Retained earnings	5,263,838	5,065,327
Total parent equity	4,337,407	4,401,047
Noncontrolling interests in subsidiaries	14,444	15,938
Total equity	4,351,851	4,416,985
Total liabilities and equity	$19,282,705	$17,968,454
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except per Share Amounts)

	Year Ended December 31,
	2024	2023	2022
Net sales	$23,486,569	$23,090,610	$22,095,973
Cost of goods sold	14,962,954	14,799,938	14,355,869
Gross profit	8,523,615	8,290,672	7,740,104
Operating expenses:
Selling, administrative and other expenses	6,642,900	6,167,143	5,758,295
Depreciation and amortization	407,978	350,529	347,819
Provision for doubtful accounts	30,001	25,947	19,791
Restructuring and other costs	213,520	—	—
Total operating expenses	7,294,399	6,543,619	6,125,905
Non-operating (income) expense:
Interest expense, net	96,827	64,469	73,887
Other	(43,579)	(59,764)	(32,290)
Total non-operating expenses	53,248	4,705	41,597
Income before income taxes	1,175,968	1,742,348	1,572,602
Income taxes	271,892	425,824	389,901
Net income	$904,076	$1,316,524	$1,182,701
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands, Except per Share Amounts)

	Year Ended December 31,
	2024	2023	2022
Net income	$904,076	$1,316,524	$1,182,701
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	(221,812)	64,429	(143,890)
Cash flow hedge adjustments, net of income taxes in 2024 — $0, 2023 — $951, and 2022 — $4,612	—	2,572	12,470
Pension and postretirement benefit adjustments, net of income taxes of 2024 — $23,276, 2023 — $4,174, and 2022 — $15,846	(63,059)	(11,331)	(43,383)
Other comprehensive (loss) income, net of tax	(284,871)	55,670	(174,803)
Comprehensive income	$619,205	$1,372,194	$1,007,898
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Equity
(In Thousands, Except Share Data and per Share Amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non- controlling Interests in Subsidiaries	Total Equity
	Shares	Amount
Balance at January 1, 2022	142,180,683	$142,181	$119,975	$(857,739)	$4,086,325	$3,490,742	$12,548	$3,503,290
Net Income	—	—	—	—	1,182,701	1,182,701	—	1,182,701
Other comprehensive income, net of tax	—	—	—	(174,803)	—	(174,803)	—	(174,803)
Cash dividends declared, $3.58 per share	—	—	—	—	(506,232)	(506,232)	—	(506,232)
Share-based awards exercised, including tax benefit of $5,495	333,185	332	(17,709)	—	—	(17,377)	—	(17,377)
Share-based compensation	—	—	38,058	—	—	38,058	—	38,058
Purchase of stock	(1,572,219)	(1,572)	—	—	(221,154)	(222,726)	—	(222,726)
Noncontrolling interest activities	—	—	—	—	—	—	1,536	1,536
Balance at December 31, 2022	140,941,649	140,941	140,324	(1,032,542)	4,541,640	3,790,363	14,084	3,804,447
Net income	—	—	—	—	1,316,524	1,316,524	—	1,316,524
Other comprehensive loss, net of tax	—	—	—	55,670	—	55,670	—	55,670
Cash dividends declared, $3.80 per share	—	—	—	—	(533,118)	(533,118)	—	(533,118)
Share-based awards exercised, including tax benefit of $6,802	380,376	380	(24,525)	—	—	(24,145)	—	(24,145)
Share-based compensation	—	—	57,226	—	—	57,226	—	57,226
Purchase of stock	(1,754,954)	(1,754)	—	—	(259,719)	(261,473)	—	(261,473)
Noncontrolling interest activities	—	—	—	—	—	—	1,854	1,854
Balance at December 31, 2023	139,567,071	139,567	173,025	(976,872)	5,065,327	4,401,047	15,938	4,416,985
Net income	—	—	—	—	904,076	904,076	—	904,076
Other comprehensive income, net of tax	—	—	—	(284,871)	—	(284,871)	—	(284,871)
Cash dividend declared, $4.00 per share	—	—	—	—	(556,651)	(556,651)	—	(556,651)
Share-based awards exercised, including tax benefit of $2,178	297,827	298	(17,186)	—	—	(16,888)	—	(16,888)
Share-based compensation	—	—	40,693	—	—	40,693	—	40,693
Purchase of stock	(1,085,234)	(1,085)	—	—	(148,914)	(149,999)	—	(149,999)
Noncontrolling interest activities	—	—	—	—	—	—	(1,494)	(1,494)
Balance at December 31, 2024	138,779,664	$138,780	$196,532	$(1,261,743)	$5,263,838	$4,337,407	$14,444	$4,351,851
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$904,076	$1,316,524	$1,182,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	407,978	350,529	347,819
Deferred income taxes	(18,598)	42,114	2,220
Share-based compensation	40,693	57,226	38,058
Gains on sales of real estate	(43,049)	—	(102,803)
Other operating activities	47,473	(41,626)	18,377
Changes in operating assets and liabilities:
Trade accounts receivable, net	(50,939)	31,989	(244,371)
Merchandise inventories, net	(440,549)	(69,148)	(380,420)
Trade accounts payable	512,347	2,038	676,406
Operating lease right-of-use asset	634,448	344,580	370,476
Other current and noncurrent assets	(122,864)	(168,742)	(19,948)
Operating lease current and noncurrent liabilities	(662,641)	(355,335)	(372,733)
Other current and noncurrent liabilities	42,876	(74,539)	(48,811)
Net cash provided by operating activities	1,251,251	1,435,610	1,466,971
Investing activities:
Purchases of property, plant and equipment	(567,339)	(512,675)	(339,632)
Proceeds from sale of property, plant and equipment	122,432	25,099	145,007
Acquisitions of businesses	(1,080,238)	(306,881)	(1,690,208)
Proceeds from divestitures of businesses	1,631	10,754	33,604
Proceeds from sale of investment	—	80,482	—
Proceeds from settlement of net investment hedge	15,990	—	158,441
Other investing activities	—	(2,571)	8,548
Net cash used in investing activities	(1,507,524)	(705,792)	(1,684,240)
Financing activities:
Proceeds from debt	895,299	3,769,132	5,108,641
Payments on debt	(496,156)	(3,237,959)	(4,147,773)
Shares issued from employee incentive plans	(16,888)	(24,145)	(17,377)
Dividends paid	(554,931)	(526,674)	(495,917)
Purchase of stock	(149,999)	(261,473)	(222,726)
Other financing activities	(11,261)	(11,042)	(19,747)
Net cash (used in) provided by financing activities	(333,936)	(292,161)	205,101
Effect of exchange rate changes on cash and cash equivalents	(31,807)	10,887	(49,070)
Net (decrease) increase in cash and cash equivalents	(622,016)	448,544	(61,238)
Cash and cash equivalents at beginning of year	1,102,007	653,463	714,701
Cash and cash equivalents at end of year	$479,991	$1,102,007	$653,463

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$264,625	$366,270	$362,859
Interest	$124,977	$90,405	$73,368
See accompanying notes.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
1.Summary of Significant Accounting Policies
Business
Genuine Parts Company is a distributor of automotive replacement parts and industrial parts and materials. We serve a diverse customer base through a network of more than 10,700 locations throughout North America, Europe, and Australasia.
Principles of Consolidation
The consolidated financial statements include all of our accounts. The net income attributable to noncontrolling interests is not material to our consolidated net income. Intercompany accounts and transactions have been eliminated in consolidation.
Certain prior year amounts are reclassified to conform to the current year presentation. These reclassifications had no impact on our previously reported total assets, total liabilities, results of operations, comprehensive income or net cash flows from operating, financing or investing activities.
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
Revenue Recognition
We recognize revenue at the point the customer obtains control of the products or services and at an amount that reflects the consideration expected to be received for those products or services.
Revenue is recognized net of allowances for returns, variable consideration and any taxes collected from customers that will be remitted to governmental authorities. Revenue recognized over time is not significant. Payment terms with customers vary by the type and location of the customer and the products or services offered. We do not adjust the promised amount of consideration for the effects of significant financing components based on the expectation that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less. Arrangements with customers that include payment terms extending beyond one year are not significant. Liabilities for customer incentives, discounts, sales returns or rebates are included in other current liabilities in the consolidated balance sheets.
Product Distribution Revenues
We generate revenue primarily by distributing products through wholesale and, to a lesser extent, retail channels. For wholesale customers, revenue is recognized when title and control of the goods has passed to the wholesale customer. Retail revenue is recognized at the point of sale when the goods are transferred to customers and consideration is received. Certain shipping and handling activities may be performed prior to the customer obtaining control of the products. Costs associated with shipping and handling to our customers are considered costs to fulfill a contract and are included in selling, administrative and other expenses in the period they are incurred.
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
Trade Accounts Receivable and the Allowance for Doubtful Accounts
We evaluate the collectability of trade accounts receivable based on a combination of factors. We estimate an allowance for doubtful accounts as a percentage of net sales based on various factors, including historical experience, current economic conditions and future expected credit losses and collectability trends. We will periodically adjust this estimate when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While we have a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which we operate could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. We have limited exposure from credit losses to any particular customer, region, or industry segment. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. For the years ended December 31, 2024, 2023, and 2022, we recorded provisions for doubtful accounts of approximately $30 million, $26 million, and $20 million, respectively. At December 31, 2024 and 2023, the allowance for doubtful accounts was approximately $69 million and $57 million, respectively.
Merchandise Inventories, Including Consideration Received From Vendors
Merchandise inventories are valued at the lower of cost or either market value or net realizable value, as applicable. Cost is determined by the last-in, first-out ("LIFO") method for a majority of U.S. automotive and industrial parts, and generally by the weighted average method for non-U.S. and certain other inventories. If the FIFO method had been used in place of LIFO, the carrying cost of inventory in the consolidated balance sheets would have been approximately $896 million and $880 million higher than reported at December 31, 2024 and 2023, respectively. Reductions in certain industrial parts inventories resulted in liquidations of LIFO inventory layers, which reduced cost of goods sold by immaterial amounts in 2024 and 2023. There were no liquidations of LIFO inventory layers in 2022.
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
We enter into agreements at the beginning of each year with many of our vendors that provide for inventory purchase incentives. Generally, we earn inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. We accrue for the receipt of these incentives as part of our inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes we will continue to receive consideration from vendors in 2025 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of consideration receivable from vendors, prepaid expenses, income taxes and other miscellaneous receivables.

The following table provides a reconciliation of prepaid expenses and other current assets reported within the consolidated balance sheets at December 31:

(in thousands)	2024	2023
Prepaid expenses	$118,401	$110,863
Consideration receivable from vendors	972,842	928,499
Other current assets	584,067	564,366
Total prepaid expenses and other current assets	$1,675,310	$1,603,728
Consideration receivable from vendors include rebates receivable for various vendor funding programs.
Goodwill
We review our goodwill annually for impairment in the fourth quarter, or sooner if circumstances indicate that the carrying amount may exceed fair value. We test goodwill for impairment at the reporting unit level, which is an operating segment or a level below an operating segment (a component). A component is a reporting unit if the component constitutes a business for which discrete financial information and operating results are available and management regularly reviews that information. However, we aggregate two or more components of an operating segment into a single reporting unit if the components have similar economic characteristics and the other aggregation requirements are met.
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
To perform a quantitative test, we estimate the fair value of the reporting unit and compare that amount to the reporting unit's carrying value. We typically calculate the fair value by using a combination of a market approach and an income approach that is based on a discounted cash flow model. The assumptions used in the market approach generally include benchmark company market multiples and the assumptions used in the income approach generally include the projected cash flows of the reporting unit, which are based on projected revenue growth rates and EBITDA margins, the estimated weighted average cost of capital, working capital and terminal value. We use inputs and assumptions we believe are consistent with those a hypothetical marketplace participant would use. We recognize goodwill impairment (if any) as the excess of the reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
Refer to the Goodwill and Other Intangible Assets Footnote for further information on the results of our annual goodwill impairment testing.
Long-Lived Assets Other Than Goodwill
We assess our long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. Impairment losses, if any, are measured based upon the difference between the carrying amount and the fair value of the assets. There were no significant impairment losses in 2024 or 2023. In 2022, we recognized losses related to impairments and disposals of $17 million. Refer to the Goodwill and Other Intangible Assets Footnote for more information on the losses that occurred in 2022.
Other Assets
Other assets consist primarily of cash surrender value of life insurance policies, equity method and other investments, guarantee fees receivable, and deferred compensation benefits.
Property, Plant and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation.

We capitalize software costs and classify them within property, plant, and equipment, with the associated depreciation reflected as depreciation expense. These software costs include the costs of developing or obtaining internal-use software, such as external direct costs of materials and services, payroll and benefits costs, interest costs, and costs to develop or obtain software that allows for access or conversion of historical data by new systems. We capitalize costs when the preliminary project stage is complete, management has authorized and committed to funding the software project, it is probable that the software project will be completed, and it is probable that the software will be used to perform the intended function. Cost capitalization ceases when the software project is substantially complete and ready for its intended use. Costs that are associated with the preliminary stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.
Depreciation is primarily determined on a straight-line basis over the following estimated useful lives of each asset: buildings, 10 to 40 years; machinery and equipment, 5 to 15 years; furniture and fixtures, 5 to 15 years; capitalized software, generally 3 to 5 years, but up to 20 years for strategic investments in enterprise resource planning and other core systems with low obsolescence risk; and the shorter of lease term or useful life for leasehold improvements.
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

Legal and Asbestos Liabilities
We accrue for potential losses related to legal disputes, litigation, asbestos liability, and regulatory matters when it is probable (the future event or events are likely to occur) that we have incurred a loss and the amount of the loss can be reasonably estimated.
The asbestos-related product liability amount reflects our reasonable estimate of losses based upon currently known facts. To calculate the liability, we estimate potential losses relating to pending claims and also estimate the likelihood of additional, similar claims being filed against us in the future. To estimate potential losses on claims that could be filed in the future, we consider claims pending against us, claim filing rates, the number of codefendants and the extent to which they share in settlements, and the amount of loss by claim type. The estimated losses for pending and potential future claims are calculated on a discounted basis using risk-free interest rates derived from market data about monetary assets with maturities comparable to those of the projected asbestos liability. We use an actuarial specialist to assist with measuring our asbestos liability.
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
•Level 2- Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3- Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions
At December 31, 2024 and 2023, the fair value of our senior unsecured notes was approximately $4.1 billion and $3.7 billion, respectively, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.
Derivative instruments are recognized in the consolidated balance sheets at fair value and are designated as Level 2 in the fair value hierarchy. They are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analyses of goodwill, other intangible assets, and long-lived assets. These involve fair value measurements on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments.
Fair value measurement using unobservable inputs is inherently uncertain, and the use of different methodologies or assumptions to determine the fair value instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used during the periods presented.
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

Shipping and Handling Costs
Shipping and handling costs are classified as selling, administrative and other expenses in the accompanying consolidated statements of income and totaled approximately $381 million, $451 million, and $407 million, for the years ended December 31, 2024, 2023, and 2022, respectively.
Advertising Costs
Advertising costs are expensed as incurred and totaled $237 million, $234 million, and $236 million in the years ended December 31, 2024, 2023, and 2022, respectively.
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
Net Income per Common Share
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. The computation of diluted net income per common share includes the dilutive effect of stock options, stock appreciation rights and nonvested restricted stock awards options. Options to purchase approximately 11 thousand, 3 thousand, and 4 thousand shares of common stock ranging from $72 - $179 per share were outstanding at December 31, 2024, 2023, and 2022, respectively. These options were excluded from the computation of diluted net income per common share because the options’ exercise prices were greater than the average market prices of common stock in each respective year.
The following table summarizes basic and diluted shares outstanding for the year ended December 31:

(in thousands, except per share data)	2024	2023	2022
Net income	$904,076	$1,316,524	$1,182,701

Weighted average common shares outstanding	139,208	140,367	141,468
Dilutive effect of stock options and non-vested restricted stock awards	462	667	854
Weighted average common shares outstanding – assuming dilution	139,670	141,034	142,322
Basic earnings per share	$6.49	$9.38	$8.36
Diluted earnings per share	$6.47	$9.33	$8.31

Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU”) to the FASB Accounting Standards Codification (“ASC”). We consider the applicability and impact of all ASUs and any not listed below were assessed and determined to not be applicable or are expected to have an immaterial impact on our Consolidated Financial Statements.
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires disclosure in the notes to financial statements, at each interim and annual reporting period, of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. Also required is a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. This guidance is effective for all public entities for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and early adoption is permitted. This guidance should be applied either prospectively to financial statements issued after the effective date of this update or retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of adopting this standard on our financial statements and disclosures.
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires disclosures of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, an amount and description of other segment items by reportable segment, and all annual disclosures currently required by Topic 280 to be included in interim periods. This standard also requires disclosure of the title and position of the CODM. We adopted this standard effective December 31, 2024.
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items, income before tax expense disaggregated between domestic and foreign, income tax expense disaggregated by federal, state and foreign, as well as further information on income taxes paid. The guidance is effective for the year ended December 31, 2025, with early adoption permitted. The guidance should be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact of adopting this standard on our financial statements and disclosures.
2. Segment Information
Our reportable segments consist of the Automotive Parts Group ("Automotive") and Industrial Parts Group ("Industrial"). Within the reportable segments, certain of our operating segments are aggregated since they have similar economic characteristics, products and services, type and class of customers, and distribution methods. Our Automotive segment distributes replacement parts (other than collision parts) for substantially all makes and models of automobiles, trucks, and other vehicles. Our Industrial segment distributes a wide variety of industrial bearings, mechanical and fluid power transmission equipment, including hydraulic and pneumatic products, material handling components and related parts and supplies.
Inter-segment sales are not significant. Approximately $415 million, $577 million and $472 million of income before income taxes were generated in jurisdictions outside the U.S. for the years ended December 31, 2024, 2023, and 2022, respectively. Net sales and net property, plant and equipment by country relate directly to our operations in the respective country. Corporate assets are principally cash and cash equivalents and headquarters’ facilities and equipment.
During the fourth quarter of 2024, we changed our segment profit measure to segment earnings before interest, taxes, depreciation and amortization ("EBITDA"). We believe that Segment EBITDA and Segment EBITDA margin are useful measures because they allow management, analysts, investors, and other interested parties to evaluate the profitability of our business operations before the effects of certain net expenses that directly arise from our capital investment decisions (depreciation, amortization), financing decisions (interest) and tax strategies (income taxes). In addition, EBITDA is a metric included in certain long term incentive compensation plans.
Our President and Chief Executive Officer is our Chief Operating Decision Maker ("CODM") and uses segment EBITDA to assess segment operating performance and allocate resources among our segments.

The significant segment expenses regularly provided to the CODM are total cost of sales and total other operating expenses. Total other operating expenses represent all other costs of operating our segments, such as personnel, freight and delivery, facility, technology, marketing costs, as well as items such as foreign currency.
Automotive Segment
The following table presents a summary of our reportable automotive segment financial information:

(in thousands)	2024	2023	2022
Net sales	$14,769,133	$14,246,783	$13,666,634
Cost of goods sold	8,831,702	8,584,065	8,299,239
Gross profit	5,937,431	5,662,718	5,367,395
Operating expenses	4,653,900	4,323,584	3,993,194
EBITDA	$1,283,531	$1,339,134	$1,374,201

Gross margin (1)	40.2%	39.7%	39.3%
Operating expenses as a percentage of net sales	31.5%	30.3%	29.2%
EBITDA margin (2)	8.7%	9.4%	10.1%
Industrial Segment
The following table presents a summary of our reportable industrial segment financial information:

(in thousands)	2024	2023	2022
Net sales	$8,717,436	$8,843,827	$8,429,339
Cost of goods sold	6,062,301	6,210,043	6,041,655
Gross profit	2,655,135	2,633,784	2,387,684
Operating expenses	1,552,947	1,500,863	1,449,030
EBITDA	$1,102,188	$1,132,921	$938,654

Gross margin (1)	30.5%	29.8%	28.3%
Operating expenses as a percentage of net sales	17.8%	17.0%	17.2%
EBITDA margin (2)	12.6%	12.8%	11.1%
(1)Gross margin is gross profit as a percentage of net sales.
(2)EBITDA margin is EBITDA as a percentage of net sales.
Additional Information
The following table presents a reconciliation from EBITDA to net income:

(in thousands)	2024	2023	2022
Segment EBITDA
Automotive	$1,283,531	$1,339,134	$1,374,201
Industrial	1,102,188	1,132,921	938,654
Corporate EBITDA (1)	(389,217)	(314,709)	(313,526)
Interest expense, net	(96,827)	(64,469)	(73,887)
Depreciation and amortization	(407,978)	(350,529)	(347,819)
Other unallocated costs	(315,729)	—	(5,021)
Income before income taxes	1,175,968	1,742,348	1,572,602
Income taxes	271,892	425,824	389,901
Net Income	$904,076	$1,316,524	$1,182,701
(1)Corporate EBITDA consists of costs related to our corporate headquarter’s broad support to our business units and other costs that are managed centrally and not allocated to business segments. These include personnel and other costs for company-wide functions such as executive leadership, human resources, technology, cybersecurity, legal, corporate finance, internal audit, and risk management, as well as asbestos-related product liability costs and A/R Sales Agreement fees.

The following table presents a summary of the other unallocated costs:

(in thousands)	2024	2023	2022
Other unallocated costs:
Gain on sales of real estate (2)	$—	$—	$102,803
Gain on insurance proceeds (3)	—	—	1,507
Product liability adjustment (4)	—	—	(28,730)
Restructuring and other costs (5)	(221,007)	—	—
Acquisition and integration related costs and other (6)	(33,126)	—	—
Inventory rebranding strategic initiative (7)	(61,596)	—	—
Transaction and other costs (8)	—	—	(80,601)
Total other unallocated costs	$(315,729)	$—	$(5,021)
(2)Amount reflects a gain on the sale of real estate that had been leased to S.P. Richards.
(3)Amount reflects insurance recoveries in excess of losses incurred on inventory, property, plant and equipment and other fire-related costs.
(4)Adjustment to remeasure product liability for a revised estimate of the number of claims to be incurred in future periods, among other assumptions.
(5)Amount reflects costs related to our global restructuring initiative which includes a voluntary retirement offer in the U.S., inventory liquidation costs, and rationalization and optimization of certain distribution centers, stores and other facilities. The inventory liquidation costs, recognized in cost of goods sold, total $7 million and arise from facility closures. Refer to the Restructuring and Other Costs footnote in our Notes to Consolidated Financial Statements for more information.
(6)Amount primarily reflects ongoing acquisition and integration costs related to the acquisitions of MPEC in April 2024 and Walker in July 2024, including professional services costs, personnel costs, and lease and other exit costs. Refer to the Acquisitions footnote in our Notes to Consolidated Financial Statements for more information.
(7)Adjustment reflects a charge to write down certain existing inventory associated with a new global rebranding and relaunch of a key tool and equipment offering. The existing inventory that will be liquidated is comprised of otherwise saleable inventory, and the liquidation does not arise from our normal, recurring operational activities.
(8)Amount for 2022 primarily includes costs of $67 million associated with the January 3, 2022 acquisition and integration of Kaman Distribution Group ("KDG") which includes a $17 million impairment charge. The impairment charge was driven by a decision to retire certain legacy trade names, classified as other intangible assets, prior to the end of their estimated useful lives as part of executing our KDG integration and rebranding strategy. Separately, this adjustment includes an $11 million loss related to an investment.

The following table presents a summary of our reportable segment total assets:

(in thousands)	2024	2023
Assets:
Automotive	$10,843,729	$9,845,644
Industrial	2,765,504	2,535,404
Corporate	977,171	1,059,812
Goodwill and other intangible assets	4,696,301	4,527,594
Total assets	$19,282,705	$17,968,454

The following table presents a summary of select financial information by reportable segment:

(in thousands)	2024	2023	2022
Depreciation and amortization:
Automotive	$206,536	$163,517	$146,819
Industrial	34,818	30,082	29,670
Corporate	23,630	9,752	13,893
Intangible asset amortization	142,994	147,178	157,437
Total depreciation and amortization	$407,978	$350,529	$347,819
Capital expenditures:
Automotive	$311,704	$279,943	$235,182
Industrial	76,730	53,823	33,165
Corporate	178,905	178,909	71,285
Total capital expenditures	$567,339	$512,675	$339,632
Net sales:
United States	$15,318,989	$15,247,740	$14,965,462
Europe	3,839,134	3,611,453	3,071,964
Canada	1,982,719	2,011,343	1,960,227
Australasia	2,258,729	2,149,376	2,044,432
Mexico	86,998	70,698	53,888
Total net sales	$23,486,569	$23,090,610	$22,095,973
Net property, plant and equipment:
United States	$1,161,136	$935,583	$790,121
Europe	384,161	339,330	200,898
Canada	189,978	147,404	113,574
Australasia	214,677	193,638	220,839
Mexico	808	830	582
Total net property, plant and equipment	$1,950,760	$1,616,785	$1,326,014
Net sales are disaggregated by geographical region for each of our reportable segments, as we deem this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

(in thousands)	2024	2023	2022
North America:
Automotive	$9,212,238	$9,010,337	$9,015,501
Industrial	8,176,468	8,319,444	7,964,076
Total North America	$17,388,706	$17,329,781	$16,979,577
Australasia:
Automotive	$1,717,761	$1,624,993	$1,579,169
Industrial	540,968	524,383	465,263
Total Australasia	$2,258,729	$2,149,376	$2,044,432
Europe - Automotive	$3,839,134	$3,611,453	$3,071,964
Total net sales	$23,486,569	$23,090,610	$22,095,973

3. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the years ended December 31, 2024 and 2023 by reportable segment, as well as other identifiable intangible assets, are summarized as follows:

	Goodwill
(in thousands)	Automotive	Industrial	Total	Other Intangible Assets, Net
Balance as of January 1, 2023	$1,579,534	$1,008,579	$2,588,113	$1,812,510
Additions	111,831	8,046	119,877	98,652
Amortization	—	—	—	(147,178)
Foreign currency translation	26,068	623	26,691	28,929
Balance as of December 31, 2023	1,717,433	1,017,248	2,734,681	1,792,913
Additions	251,364	32,775	284,139	218,286
Amortization	—	—	—	(142,994)
Foreign currency translation	(104,927)	(16,624)	(121,550)	(69,174)
Balance as of December 31, 2024	$1,863,870	$1,033,399	$2,897,270	$1,799,031
We completed our annual goodwill impairment testing as of October 1, 2024. We assess the value of our goodwill under either a quantitative or qualitative assessment for our various reporting units. To complete a qualitative assessment, we evaluate historical revenue and operating profit growth trends, market conditions and other factors to determine whether it is more likely than not that the reporting unit's goodwill is impaired. We complete quantitative assessments for reporting units that fail our qualitative assessments, or otherwise on a periodic basis. To complete a quantitative assessment, we calculate a reporting unit's fair value using a combination of income and market approaches, which involve significant unobservable inputs (Level 3). In the income approach, we primarily use these assumptions: projected revenue growth rates, EBITDA margins, the estimated weighted average cost of capital, and terminal value. In the market approach, we primarily use benchmark company market multiples. We believe the inputs and assumptions we use are consistent with those a hypothetical marketplace participant would use. Once calculated, we verify whether the reporting unit's fair value is higher than its carrying amount. If the fair value is lower, we recognize an impairment, generally for the difference. Based on these assessments, we did not recognize any goodwill impairments during 2024 or 2023.
Accumulated impairment losses for the Automotive segment were $506,721 as of December 31, 2024 and 2023. We have not incurred any accumulated impairment losses for the Industrial segment.
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
Other Intangible Assets
The gross carrying amounts and accumulated amortization relating to other intangible assets at December 31, 2024 and 2023 are as follows:

	2024			2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,350,241	$(778,707)	$1,571,534	$2,252,553	$(695,934)	$1,556,619
Other intangibles	369,744	(142,246)	227,497	354,641	(118,347)	236,294
	$2,719,985	$(920,953)	$1,799,031	$2,607,194	$(814,281)	$1,792,913

The valuation of identifiable intangible assets utilizes significant unobservable inputs and, therefore, represents a Level 3 fair value measurement. The estimated fair value of the identifiable intangible assets is generally determined using an income approach. Amortization expense for other intangible assets totaled $143 million, $147 million, and $157 million for the years ended December 31, 2024, 2023, and 2022, respectively. Estimated other intangible assets amortization expense for the succeeding five years is as follows (in thousands):

2025	$140,000
2026	140,000
2027	140,000
2028	130,000
2029	130,000
$680,000
4. Property, Plant and Equipment
Property, plant and equipment as of December 31, 2024 and December 31, 2023, consisted of the following:

(in thousands)	2024	2023
Land	$90,989	$95,865
Buildings and leasehold improvements	1,028,101	901,341
Machinery, equipment and other	1,675,312	1,195,950
Furniture and fixtures	649,352	633,557
Construction in progress	278,791	382,730
Property, plant and equipment, at cost	3,722,545	3,209,443
Less: accumulated depreciation	1,771,785	1,592,658
Property, plant and equipment, net	$1,950,760	$1,616,785
We capitalize interest costs as a component of construction in progress, based on the weighted-average interest rates incurred on our borrowings. Total interest costs capitalized for the years ended December 31, 2024 and 2023 were $10.9 million and $7.9 million, respectively.
5. Accounts Receivable Sales Agreement
We have an A/R Sales Agreement to sell short-term receivables from certain customer trade accounts to the unaffiliated financial institutions on a revolving basis. The A/R Sales Agreement has a 1 year term.
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
The SPE transferred ownership and control of certain receivables that met certain qualifying conditions to the unaffiliated financial institutions in exchange for cash. We account for transactions with the unaffiliated financial institutions as sales of financial assets, with the associated receivables derecognized from our consolidated balance sheet. The remaining receivables held by the SPE were pledged to secure the collectability of the sold receivables. The amount of receivables pledged as collateral as of December 31, 2024 and December 31, 2023 is approximately $1.3 billion and $1.2 billion, respectively.
We continue to be involved with the receivables transferred by the SPE to the unaffiliated financial institutions by providing collection services. As cash is collected on sold receivables, the SPE continuously transfers ownership and control of new qualifying receivables to the unaffiliated financial institutions so that the total principal amount outstanding of receivables sold is approximately $1.0 billion at any point in time (which is the maximum amount allowed under the agreement). The future amount of receivables outstanding as sold could decrease, based on the level of activity and other factors. Total principal amount outstanding of receivables sold is approximately $1.0 billion and $1.0 billion as of December 31, 2024 and December 31, 2023, respectively.

The following table summarizes the activity and amounts outstanding under the A/R Sales Agreement as of period end:

(in thousands)	December 31, 2024	December 31, 2023
Receivables sold to the financial institutions and derecognized	$8,541,986	$8,673,477
Cash collected on sold receivables	$8,542,008	$8,673,472
Continuous cash activity related to the A/R Sales Agreement is reflected in cash from operating activities in the consolidated statement of cash flows.
The SPE incurs fees due to the unaffiliated financial institutions related to the accounts receivable sales transactions. Those fees, which totaled $61 million, $60 million, and $27 million in 2024, 2023, and 2022, respectively, are recorded within other non-operating expense (income) in the consolidated statements of income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institutions any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of December 31, 2024 and December 31, 2023 is not material. The servicing liability related to our collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.

6. Debt
The following table summarizes our debt outstanding as of December 31, 2024 and December 31, 2023:

(in thousands)	December 31, 2024	December 31, 2023
June 30, 2019, Series A Senior Unsecured Notes, A$155,000, 3.10% fixed, due June 30, 2024	$—	$105,571
October 30, 2017, Series J Senior Unsecured Notes, €225,000, 1.40% fixed, due October 30, 2024	—	248,355
January 6, 2022, Senior Unsecured Notes, $500,000, 1.75% fixed, due February 1, 2025	500,000	500,000
June 30, 2019, Series B Senior Unsecured Notes, A$155,000, 3.43% fixed, due June 30, 2026	96,426	105,571
November 30, 2016, Series H Senior Unsecured Notes, $250,000, 3.24% fixed, due November 30, 2026	250,000	250,000
October 30, 2017, Series K Senior Unsecured Notes, €250,000, 1.81% fixed, due October 30, 2027	260,150	275,950
October 30, 2017, Series I Senior Unsecured Notes, $120,000, 3.70% fixed, due October 30, 2027	120,000	120,000
November 1, 2023 Senior Unsecured Notes, $425,000, 6.50% fixed, due November 1, 2028	425,000	425,000
May 31, 2019, Series A Senior Unsecured Notes, €50,000, 1.55% fixed, due May 31, 2029	52,030	55,190
August 7, 2024, Senior Unsecured Notes, $750,000, 4.95% fixed, due August 15, 2029	750,000	—
October 30, 2017, Series L Senior Unsecured Notes, €125,000, 2.02% fixed, due October 30, 2029	130,075	137,975
October 27, 2020, Senior Unsecured Notes, $500,000, 1.88% fixed, due November 1, 2030	500,000	500,000
May 31, 2019, Series B Senior Unsecured Notes, €100,000, 1.74% fixed, due May 31, 2031	104,060	110,380
January 6, 2022, Senior Unsecured Notes, $500,000, 2.75% fixed, due February 1, 2032	500,000	500,000
October 30, 2017, Series M Senior Unsecured Notes, €100,000, 2.32% fixed, due October 30, 2032	104,060	110,380
November 1, 2023 Senior Unsecured Notes, $375,000, 6.88% fixed, due November 1, 2033	375,000	375,000
May 31, 2019, Series C Senior Unsecured Notes, €100,000, 1.95% fixed, due May 31, 2034	104,060	110,380
Other unsecured debt	43,619	4,622
Total unsecured debt	4,314,480	3,934,374
Unamortized discount and debt issuance cost	(30,135)	(28,146)
Total debt	4,284,345	3,906,228
Less debt due within one year	541,705	355,298
Long-term debt, excluding current portion	$3,742,640	$3,550,930
The following table summarizes scheduled maturities of our debt for the years succeeding December 31, 2024 (in thousands):

2025	$541,705
2026	348,340
2027	380,150
2028	425,000
2029	932,105
Thereafter	1,687,180
$4,314,480

Unsecured Revolving Credit Facility
On October 30, 2020, we entered into a $1.5 billion Syndicated Facility Agreement (as amended, the "Unsecured Revolving Credit Facility"). The Unsecured Revolving Credit Facility is scheduled to mature on September 30, 2026. We had no outstanding borrowings under the Unsecured Revolving Credit Facility as of December 31, 2024 or December 31, 2023.
Commercial Paper Program
On November 29, 2023, we established a commercial paper program that allows us to issue unsecured commercial paper notes up to $1.5 billion outstanding. The maturities of the commercial paper notes vary but may not exceed 364 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and will rank pari passu with unsecured and unsubordinated indebtedness. The notes are issued at par less a discount representing an interest factor or, if interest bearing, at par. The net proceeds of issuances of the commercial paper notes are expected to be used for general corporate purposes. We had no outstanding borrowings under our commercial paper program as of December 31, 2024 or December 31, 2023.
In the Consolidated Statement of Cash Flows, we present commercial paper activity with original maturities of three-months or less on a net basis given their short-term nature.
Notes and Other Borrowings
On August 7, 2024, we issued $750 million of unsecured 4.950% Senior Notes due 2029. Interest is payable on February 15 and August 15 of each year, beginning February 15, 2025.
On November 1, 2023, we issued $425 million of unsecured 6.500% Senior Notes due 2028. Simultaneously, we issued $375 million of unsecured 6.875% Senior Notes due 2033. For both offerings, interest is payable semi-annually on November 1 and May 1 of each year, beginning on May 1, 2024.
Covenants
Certain borrowings require us to comply with a financial covenant with respect to a maximum debt to EBITDA ratio. At December 31, 2024, we were in compliance with all such covenants.
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

(in thousands)	December 31, 2024	December 31, 2023
Obligations outstanding at the beginning of the year	$3,020,465	$3,106,713
Invoices confirmed during the year	4,293,489	3,987,656
Confirmed invoices paid during the year	(3,982,569)	(4,073,904)
Confirmed obligations outstanding at the end of the year	$3,331,385	$3,020,465

8. Derivatives and Hedging
Net Investment Hedges
We have designated certain derivative instruments and a portion of our foreign currency denominated debt, a non-derivative financial instrument, as hedges of the foreign currency exchange rate exposure of our Euro-denominated net investment in a European subsidiary. We also designated certain derivative instruments as hedges of our CAD-denominated net investment in a Canadian subsidiary. We apply the spot method to assess the hedge effectiveness of the derivative instruments and this assessment for each instrument excludes the initial value related to the difference at contract inception between the foreign exchange spot rate and the forward rate (i.e., the forward points). The initial value of this excluded component is recognized as a reduction to interest expense in a systematic and rational manner over the term of the derivative instrument. All other changes in value for the net investment hedges are included in AOCL within foreign currency translation and would only be reclassified to earnings if the European or Canadian subsidiary were liquidated, or otherwise disposed. Upon settlement, the cash paid or received generally is reflected in investing activities in the statement of cash flows.
The following table summarizes the location and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships (in thousands):

		December 31, 2024		December 31, 2023
Instrument	Balance sheet location	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$1,867,966	$85,834	$606,950	$37,676
Forward contract	Other current liabilities	$—	$—	$106,800	$4,383
Foreign currency debt	Current portion of debt and long-term debt	€475,000	$494,285	€700,000	$772,660
The table below presents pre-tax gains and losses related to net investment hedges for the year ended December 31:

	(Loss) Gain Recognized in AOCL Before Reclassifications			Gain Recognized in Interest Expense For Excluded Components
(in thousands)	2024	2023	2022	2024	2023	2022
Net Investment Hedges:
Forward contracts	$49,625	$(22,946)	$103,240	$18,905	$12,634	$27,923
Foreign currency debt	34,948	(23,380)	43,540	—	—	—
Total	$84,573	$(46,326)	$146,780	$18,905	$12,634	$27,923
9. Leased Properties
We primarily lease real estate for retail stores, branches, distribution centers, office space and land. We also lease equipment (primarily vehicles).
Most real estate leases include one or more options to renew, with renewal terms that generally can extend the lease term from one to 20 years or more. The exercise of lease renewal options is at our discretion. We evaluate renewal options at lease inception and on an ongoing basis, and we include renewal options that we are reasonably certain to exercise in the expected lease terms when classifying leases and measuring lease liabilities. We elected a policy of not recording leases on the consolidated balance sheets when the leases have a term of 12 months or less and we are not reasonably certain to elect an option to purchase the leased asset. Lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

The table below presents the locations of the operating lease assets and liabilities on the consolidated balance sheets:

(in thousands)	Balance Sheet Line Item	December 31, 2024	December 31, 2023
Operating lease assets	Operating lease assets	$1,769,720	$1,268,742

Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	$343,276	$298,415
Noncurrent operating lease liabilities	Operating lease liabilities	1,458,391	979,938
Total operating lease liabilities		$1,801,667	$1,278,353
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
Our weighted average remaining lease term and weighted average discount rate for operating leases are:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (in years)	7.79	6.34
Weighted average discount rate	4.28%	3.67%
The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2024 (in thousands):

2025	$436,600
2026	394,282
2027	310,407
2028	233,215
2029	155,557
Thereafter	682,913
Total undiscounted future minimum lease payments	2,212,974
Less: Difference between undiscounted lease payments and discounted operating lease liabilities	411,307
Total operating lease liabilities	$1,801,667
Future minimum lease payments include $53 million related to options to extend lease terms that we are reasonably certain to exercise. Future minimum lease payments exclude $9 million related to an operating lease that has not yet commenced. This lease is expected to commence in 2025 with a lease term of 15 years.
The table below presents operating lease costs and supplemental cash flow information related to leases for the year ended December 31:

(in thousands)	2024	2023	2022
Operating lease costs	$459,654	$380,730	$350,025
Cash paid for amounts included in the measurement of operating lease liabilities	$449,374	$389,610	$358,767
Operating lease assets obtained in exchange for new operating lease liabilities	$966,796	$493,039	$411,052
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
Upon settlement, we expect to recognize a non-cash, pre-tax pension settlement charge in late 2025 or early 2026 equal to the actuarial losses accumulated in AOCI, which totaled approximately $735 million ($540 million, net of tax) as of December 31, 2024. The actual amount of the settlement charges will depend on the valuation of the pension obligation at the settlement date, which is dependent upon interest rates, the lump sum election rate, the cost to purchase annuities, U.S. pension plan asset returns, and other factors. Once settled, we will be fully relieved of all obligations under the U.S. pension plan.
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
Several assumptions are used to determine the benefit obligations, plan assets, and net periodic income. Prior to December 31, 2024, the discount rate for the U.S. pension plan was calculated using a bond matching approach to select specific bonds that would satisfy the projected benefit payments. As a result of the decision to terminate the U.S. pension plan, as of December 31, 2024, the benefit obligation for the U.S. pension plan was determined based on the amount expected to be required to settle the obligations. Assumptions utilized included the portion of the obligations expected to be settled through elections of lump sum payments or annuities and the cost to purchase annuities, what are subject to change upon actual plan settlement.
The discount rate for non U.S. plans are set by using Willis Towers Watson's RATE:Link model. For non-U.S. plans and the U.S. pension plan prior to December 31, 2024, this approach reflects yields available on high quality corporate bonds that would generate the cash flow necessary to pay the plan's benefits when due. The expected return on plan assets is based on a calculated market-related value of plan assets, where gains and losses on plan assets are amortized over a five year period and accumulate in other comprehensive income. Other non-investment unrecognized gains and losses are amortized in future net income based on a “corridor” approach, where the corridor is equal to 10% of the greater of the benefit obligation or the market-related value of plan assets at the beginning of the year. The unrecognized gains and losses in excess of the corridor criteria are amortized over the average future lifetime or service of plan participants, depending on the plan. These assumptions are updated at each annual measurement date.

Changes in benefit obligations for the years ended December 31, 2024 and 2023 were:

(in thousands)	2024	2023
Changes in benefit obligation
Benefit obligation at beginning of year	$1,981,783	$1,923,163
Service cost	6,842	5,991
Interest cost	101,289	104,490
Plan participants’ contributions	1,547	1,765
Actuarial loss	51,940	76,072
Foreign currency exchange rate changes	(19,128)	5,580
Gross benefits paid	(142,721)	(137,742)
Plan amendments	—	2,464
Benefit obligation at end of year	$1,981,552	$1,981,783
The benefit obligations for our U.S. pension plans included in the above were $1.7 billion at both December 31, 2024 and 2023. The total accumulated benefit obligation for our defined benefit pension plans in the U.S., Canada, and Europe was approximately $2.0 billion and $2.0 billion at December 31, 2024 and 2023, respectively.
For the U.S. pension plan, there was a net actuarial liability loss of $61 million and an asset loss of $61 million. The liability loss was comprised primarily from the cost associated with measuring the plan on a termination basis and the valuation of expected lump sum payments to be made in 2025 prior to the settlement of the plan. For the U.S. supplemental retirement plan, there was a net actuarial liability gain of $6 million. The liability gain is the result of a $8 million gain associated with an increase in the discount rate, a $2 million gain related to updates to the salary growth and bonus payout assumptions, and an offsetting $4 million demographic loss for participant experience.
The assumptions used to measure the pension benefit obligations for the plans at December 31, 2024 and 2023, were:

	2024	2023
Weighted average discount rate	5.15%	5.30%
Rate of increase in future compensation levels	2.85%	3.18%
Changes in plan assets for the years ended December 31, 2024 and 2023 were:

(in thousands)	2024	2023
Changes in plan assets
Fair value of plan assets at beginning of year	$2,233,079	$2,129,058
Actual return on plan assets	137,603	217,767
Foreign currency exchange rate changes	(20,733)	5,407
Employer contributions	15,104	16,824
Plan participants’ contributions	1,547	1,765
Benefits paid	(142,721)	(137,742)
Fair value of plan assets at end of year	$2,223,879	$2,233,079
The fair values of plan assets for our U.S. pension plans included in the above were $2.0 billion at both December 31, 2024 and 2023.
For the years ended December 31, 2024 and 2023, the aggregate projected benefit obligation and aggregate fair value of plan assets for plans with projected benefit obligations in excess of plan assets were as follows:

(in thousands)	2024	2023
Aggregate projected benefit obligation	$229,602	$231,741
Aggregate fair value of plan assets	$—	$—

For the years ended December 31, 2024 and 2023, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were as follows:

(in thousands)	2024	2023
Aggregate accumulated benefit obligation	$219,165	$215,380
Aggregate fair value of plan assets	$—	$—
The asset allocations for our funded pension plans at December 31, 2024 and 2023, and the target allocation for 2025, by asset category were:

	Target Allocation	Percentage of Plan Assets at December 31
	2025	2024	2023
Asset Category
Equity securities	10%	13%	58%
Debt securities	30%	30%	42%
Other	60%	57%	—%
	100%	100%	100%

Our benefit plan committees in the U.S. and Canada establish investment policies and strategies and regularly monitor the performance of the funds. Our U.S. plan, our largest pension plan, is well-funded, with a funded status of 128% at December 31, 2024. The plans in Europe are unfunded and, therefore, there are no plan assets. Beginning in 2024, the U.S. pension plan strategy implemented by our management is to minimize funded status volatility through the plan termination process. Our investment strategy with respect to U.S. pension plan assets is to fully hedge plan obligations on a termination basis. In connection with the planned U.S. pension plan termination process, we acquired certain guaranteed annuity contracts from an insurance company using existing plan assets to fund on-going obligations under the U.S. pension plan prior to our planned termination.

The Canadian pension plan strategy implemented by our management is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in Canada as well as fiduciary standards. The long-term primary investment objectives for the Canadian pension plan is to provide for a reasonable amount of long-term growth of capital, without undue exposure to risk, protect the assets from erosion of purchasing power, and provide investment results that meet or exceed the pension plans’ actuarially assumed long-term rates of return. The Company's Investment Strategy with respect to Canadian pension plan assets is to generate a return in excess of the passive portfolio benchmark (50% Equity, 40% Fixed Income, 10% Other).
The fair values of the plan assets as of December 31, 2024 and 2023, by asset category, are shown in the tables below. Various inputs are considered when determining the value of our pension plan assets. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Level 1 represents observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 represents other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.). Level 3 represents significant unobservable inputs (including our own assumptions in determining the fair value of investments). Certain investments are measured at fair value using the net asset value ("NAV") per share as a practical expedient and have not been classified in the fair value hierarchy.
The valuation methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. Equity securities are valued at the closing price reported on the active market on which the individual securities are traded on the last day of the calendar plan year. Debt securities including corporate bonds, U.S. Government securities, and asset-backed securities are valued using price evaluations reflecting the bid and/or ask sides of the market for an investment as of the last day of the calendar plan year. The guaranteed annuity contract was valued based on the transaction price adjusted for changes in interest rates and actual benefit payments.

	2024
(in thousands)	Total	Assets Measured at NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Securities
Common stocks — mutual funds — equity	$54,256	$—	$54,256	$—	$—
Genuine Parts Company common stock	176,640	—	176,640	—	—
Other stocks	72,749	—	72,749	—	—

Debt Securities
Short-term investments	1,422	—	1,422	—	—
Cash and equivalents	12,365	—	12,365	—	—
Government bonds	52,381	—	329	52,052	—
Corporate bonds	66,321	—	—	66,321	—
Mutual funds-fixed income	201,247	—	201,247	—	—
Short Term Collective Trust	345,064	—	—	345,064	—

Other
Investment Contracts, at Contract Value	1,241,434	—	—	—	1,241,434
Total	$2,223,879	$—	$519,008	$463,437	$1,241,434

	2023
(in thousands)	Total	Assets Measured at NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Securities
Common stocks — mutual funds — equity	$318,418	$53,876	$264,542	$—	$—
Genuine Parts Company common stock	209,384	—	209,384	—	—
Other stocks	763,451	—	763,451	—	—

Debt Securities
Short-term investments	38,235	—	38,235	—	—
Cash and equivalents	6,608	—	6,608	—	—
Government bonds	389,199	—	536	388,663	—
Corporate bonds	436,418	—	—	436,418	—
Asset-backed and mortgage-backed securities	10,396	—	—	10,396	—
Convertible Securities	1,720	—	—	1,720	—
Other-international	45,059	—	—	45,059	—
Municipal bonds	14,295	—	—	14,295	—

Other
Options and Futures	(104)	—	—	(105)	1
Total	$2,233,079	$53,876	$1,282,756	$896,446	$1
Equity securities include Genuine Parts Company common stock in the amounts of $177 million (8% of total plan assets) and $209 million (9% of total plan assets) at December 31, 2024 and 2023, respectively. Dividend payments received by the plan on company stock totaled approximately $6 million and $6 million in 2024 and 2023, respectively. Fees paid during the year for services rendered by parties in interest were based on customary and reasonable rates for such services.
Based on the investment policy for the pension plans, as well as an asset study that was performed based on our asset allocations and future expectations, our expected rate of return on plan assets for measuring 2025 pension income is 5.33% for the plans. The asset study forecasted expected rates of return for the approximate duration of our benefit obligations, using capital market data and historical relationships.
The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31:

(in thousands)	2024	2023
Other long-term asset	$471,929	$483,037
Other current liability	(14,402)	(13,039)
Pension and other post-retirement liabilities	(218,629)	(219,644)
	$238,898	$250,354
Amounts recognized in accumulated other comprehensive loss consist of:

(in thousands)	2024	2023
Net actuarial loss	$772,785	$697,794
Prior service cost	7,919	9,044
	$780,704	$706,838

The following table reflects the total benefits expected to be paid from the pension plans’ or our assets. Of the pension benefits expected to be paid in 2025, approximately $14 million is expected to be paid from employer assets. Expected employer contributions below reflect amounts expected to be contributed to funded plans. Information about the expected cash flows for the pension plans follows (in thousands):

Employer contribution:
2025 (expected)	$513
Expected benefit payments:
2025	$438,756
2026	$27,669
2027	$28,888
2028	$30,097
2029	$31,146
2030 through 2034	$158,619
Net periodic benefit income included the following components:

(in thousands)	2024	2023	2022
Service cost	$6,842	$5,991	$10,204
Interest cost	101,289	104,490	75,248
Expected return on plan assets	(177,474)	(164,984)	(150,318)
Amortization of prior service cost	1,127	692	691
Amortization of actuarial loss	14,281	9,361	37,065
Net periodic benefit income	$(53,935)	$(44,450)	$(27,110)
Service cost is recorded in selling, administrative and other expenses in the consolidated statements of income while all other components are recorded within other non-operating expenses (income). Pension benefits also include amounts related to supplemental retirement plans.
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

(in thousands)	2024	2023	2022
Current year actuarial loss	$101,991	$23,289	$97,412
Recognition of actuarial loss	(14,281)	(9,361)	(37,065)
Recognition of prior service cost	(1,127)	(692)	(691)
Recognition of curtailment loss	—	—	—
Other	—	2,464	68
Total recognized in other comprehensive income loss	$86,583	$15,700	$59,724
Total recognized in net periodic benefit income and other comprehensive loss (income)	$32,648	$(28,750)	$32,614
The assumptions used in measuring the net periodic benefit income for the plans follow:

	2024	2023	2022
Weighted average discount rate	5.30%	5.61%	3.04%
Rate of increase in future compensation levels	3.18%	3.16%	3.13%
Expected long-term rate of return on plan assets	7.60%	7.09%	6.34%
We have one defined contribution plan in the U.S. that covers substantially all of our domestic employees. Employees receive a matching contribution of 100% of the first 5% of the employees’ salary. Total plan expense was approximately $75 million in 2024, $77 million in 2023, and $69 million in 2022.

11. Acquisitions
For each acquisition, we allocate the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for acquired businesses are included in our consolidated statements of income beginning on their respective acquisition dates.
2024
We acquired various businesses for approximately $1.2 billion, which includes certain non-cash consideration and is net of cash acquired, during the year ended December 31, 2024. We recognized approximately $500 million and $30 million of revenue for the year ended December 31, 2024 for our Automotive and Industrial acquisitions, respectively.
The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the acquisition dates for these businesses during the year ended December 31, 2024. The fair values of the assets acquired and liabilities assumed are preliminary and may be subject to additional adjustments, particularly to inventory and intangible assets during the measurement period, which may be up to one year from the respective acquisition dates.

(in thousands)	As of Acquisition Dates
Trade accounts receivable	$100,000
Merchandise inventories	620,000
Prepaid expenses and other current assets	10,000
Other intangible assets	210,000
Property, plant and equipment	100,000
Operating lease assets	250,000
Other assets	10,000
Total identifiable assets acquired	1,300,000
Current liabilities	(120,000)
Operating lease liabilities	(240,000)
Deferred tax liabilities	(40,000)
Other long-term liabilities	(10,000)
Total liabilities assumed	(410,000)
Net identifiable assets acquired	890,000
Goodwill	280,000
Net assets acquired	$1,170,000
Other intangible assets acquired, totaling approximately $210 million, consisted primarily of customer relationships and trade names with weighted average amortization lives of 18 years.
The estimated goodwill recognized as part of the acquisitions is generally not tax deductible. Goodwill of $250 million and $30 million has been assigned to the Automotive and Industrial segments, respectively. This goodwill is attributable primarily to the expected synergies and assembled work forces of the acquired businesses.
The businesses acquired included two of the largest independent owners of NAPA Auto Parts Stores in the U.S., Motor Parts & Equipment Corporation ("MPEC") in April 2024 and Walker Automotive Group in July 2024. We recognized approximately $100 million of goodwill and other intangible assets associated with the MPEC and

Walker acquisitions. Approximate values of other assets acquired and liabilities assumed included inventory of $290 million, operating lease assets of $240 million and operating lease liabilities of $250 million.
We did not recognize any significant measurement period adjustments related to finalizing acquisition accounting during the year ended December 31, 2024.
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
2022
We acquired several businesses for approximately $1.6 billion, net of cash acquired, during the year ended December 31, 2022. Approximately $1.3 billion was related to our Industrial segment, primarily the acquisition of KDG and $300 million was related to Automotive.
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
On January 3, 2022, the company, through our wholly-owned subsidiary, Motion Industries, Inc., acquired all of the equity interests in KDG for a purchase price of approximately $1.3 billion in cash, net of cash acquired of approximately $30 million. KDG contributed approximately 5% of net sales included in our consolidated statement of income from January 3, 2022 to December 31, 2022. The KDG acquisition was financed using a combination of borrowing under the existing unsecured revolving credit facility, proceeds of $200 million from the selling of additional receivables under our amended A/R Sales Agreement, and $109 million of cash.
For the twelve months ended December 31, 2022, approximately $5 million of inventory amortization step-up cost related to this acquisition was included in cost of goods sold. Further, $62 million of transaction and other one-time costs, inclusive of an impairment charge, were included in selling, administrative, and other expenses in the consolidated statements of income for the year ended December 31, 2022. Refer to the Goodwill and Other Intangible Assets Footnote for more information on the impairment charge.
12. Share-Based Compensation
Share-based compensation costs of $44 million, $57 million, and $38 million, were recorded for the years ended December 31, 2024, 2023, and 2022, respectively. The total income tax benefits recognized in the consolidated statements of income for share-based compensation arrangements were approximately $12 million, $15 million, and $10 million for 2024, 2023, and 2022, respectively. At December 31, 2024, total compensation cost related to nonvested awards not yet recognized was approximately $68 million. There have been no modifications to valuation methodologies or methods during the years ended December 31, 2024, 2023, or 2022.
As of December 31, 2024, there were 6 million shares of common stock available for issuance pursuant to future equity-based compensation awards.
A summary of our restricted stock units activity and related information is as follows:

Nonvested Share Awards (RSUs)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested at beginning of year	888	$144.46
Granted	460	$155.62
Vested	(370)	$135.29
Forfeited	(97)	$149.31
Nonvested at end of year	881	$152.71	1.6	$102,853

A summary of our stock appreciation rights activity and related information is as follows:

Stock Appreciation Rights (SARs)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	224	$93.36
Granted	—	$—
Exercised	(119)	$91.71
Forfeited	(2)	$90.34
Outstanding at end of year	103	$95.32	1.20	$2,211
Exercisable at end of year	103	$95.32	1.20	$2,211
The aggregate intrinsic value of SARs exercised and RSUs vested during the years ended December 31, 2024, 2023, and 2022 was $68 million, $89 million, and $62 million, respectively. The fair value of RSUs is based on the price of our stock on the date of grant. The fair value of SARs is estimated using a Black-Scholes option pricing model. We ceased issuing SARs in 2017. The total fair value of SARs and RSUs vested during the years ended December 31, 2024, 2023, and 2022 were $51 million, $41 million, and $29 million, respectively.

13. Accumulated Other Comprehensive Loss
The following tables present the changes in AOCL by component:

	Changes in Accumulated Other Comprehensive Loss by Component, Net of Income Taxes
(in thousands)	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2022	$(463,227)	$(15,042)	$(379,470)	$(857,739)
Other comprehensive income (loss) before reclassifications	(71,258)	—	(143,890)	(215,148)
Amounts reclassified from accumulated other comprehensive loss	27,875	12,470	—	40,345
Ending balance, December 31, 2022	(506,610)	(2,572)	(523,360)	(1,032,542)
Other comprehensive income (loss) before reclassifications	(18,965)	2,765	64,429	48,229
Amounts reclassified from accumulated other comprehensive loss	7,634	(193)	—	7,441
Ending balance, December 31, 2023	(517,941)	—	(458,931)	(976,872)
Other comprehensive income (loss) before reclassifications	(74,604)	—	(221,812)	(296,416)
Amounts reclassified from accumulated other comprehensive loss	11,545	—	—	11,545
Ending balance, December 31, 2024	$(581,000)	$—	$(680,743)	$(1,261,743)
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

14. Income Taxes
Significant components of our deferred tax assets and liabilities are as follows:

(in thousands)	2024	2023
Deferred tax assets related to:
Expenses not yet deducted for tax purposes	$344,858	$327,946
Operating lease liabilities	622,732	354,594
Pension liability not yet deducted for tax purposes	201,971	175,643
Net operating loss	59,154	49,270
	1,228,715	907,453
Deferred tax liabilities related to:
Employee and retiree benefits	257,640	242,132
Inventory	67,437	92,383
Operating lease assets	635,041	351,821
Other intangible assets	495,227	472,222
Property, plant and equipment	135,073	113,115
Other	52,330	40,264
	1,642,748	1,311,937
Net deferred tax liability before valuation allowance	(414,033)	(404,484)
Valuation allowance	(25,758)	(30,273)
Total net deferred tax liability	$(439,791)	$(434,757)
We currently hold approximately $259 million in gross net operating losses, of which approximately $98 million will carry forward indefinitely. The remaining net operating losses of approximately $161 million will begin to expire in 2025.
The components of income before income taxes are as follows:

(in thousands)	2024	2023	2022
United States	$761,230	$1,164,914	$1,100,584
Foreign	414,738	577,434	472,018
Income before income taxes	$1,175,968	$1,742,348	$1,572,602
The components of income tax expense are as follows:

(in thousands)	2024	2023	2022
Current:
Federal	$129,542	$201,929	$196,634
State	41,344	51,244	70,453
Foreign	123,048	130,538	120,594
Deferred:
Federal	(3,774)	26,166	12,727
State	(1,477)	10,241	4,981
Foreign	(16,791)	5,706	(15,488)
	$271,892	$425,824	$389,901

The reasons for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

(in thousands)	2024	2023	2022
Statutory rate applied to income (1)	$246,953	$365,892	$330,246
Plus state income taxes, net of Federal tax benefit	31,495	48,573	59,593
Taxation of foreign operations, net (2)	3,201	4,666	3,347
Valuation allowance	412	2,911	(7,153)
Other (3)	(10,169)	3,782	3,868
	$271,892	$425,824	$389,901
(1)U.S. statutory rates applied to income are as follows: 2024, 2023 and 2022 at 21%.
(2)Our effective tax rate reflects the impact of having operations outside of the U.S. which are taxed at statutory rates different from the U.S. statutory rate, with some income being fully or partially exempt from income taxes due to various operating and financing activities.
(3)Includes investment benefits and associated unrecognized tax benefits.
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
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)	2024	2023	2022
Balance at beginning of year	$20,527	$19,621	$19,501
Additions based on tax positions related to the current year	15,493	2,584	1,475
Additions for tax positions of prior years	3,462	1,752	89
Reductions for tax positions for prior years	(542)	(70)	(523)
Reduction for lapse in statute of limitations	(2,203)	(2,713)	(921)
Settlements	(547)	(647)	—
Balance at end of year	$36,190	$20,527	$19,621
The amount of gross unrecognized tax benefits, including interest and penalties, as of December 31, 2024 and 2023 was approximately $37 million and $22 million, respectively, of which approximately $35 million and $20 million, respectively, if recognized, would affect the effective tax rate.
During the tax years ended December 31, 2024, 2023 and 2022, we paid, received refunds, or accrued insignificant interest and penalties. We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.
As of December 31, 2024, we estimate that we have an outside basis difference in certain foreign subsidiaries of approximately $1.4 billion, which includes the cumulative undistributed earnings from our foreign subsidiaries. We continue to be indefinitely reinvested in this outside basis difference. Determining the amount of net unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practicable. This is due to the complexities associated with the calculation to determine residual taxes on the undistributed earnings, including the availability of foreign tax credits, applicability of any additional local withholding tax and other indirect tax consequences that may arise due to the distribution of these earnings.
15. Guarantees
We guarantee the borrowings of certain independently controlled automotive parts stores and businesses

(“independents”) and certain other affiliates in which we have a noncontrolling equity ownership interest (“affiliates”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. We have no voting interest or equity conversion rights in any of the independents. We do not control the independents or the affiliates but receive a fee for the guarantees. We have concluded that the independents are variable interest entities, but that we are not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Separately, we concluded that the affiliates are not variable interest entities. During the year ended December 31, 2024, we acquired all of the remaining affiliates, which are consolidated in our financial statements. Our maximum exposure to loss as a result of its involvement with these independents and affiliates is generally equal to the total borrowings subject to our guarantees. While such borrowings of the independents and affiliates are outstanding, we are required to maintain compliance with certain covenants. At December 31, 2024, we were in compliance with all such covenants.
At December 31, 2024, the total borrowings of the independents subject to guarantee by us were approximately $575 million, a decrease from $954 million at December 31, 2023. These loans generally mature over periods from one to six years. We regularly monitor the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents that participate in the guarantee programs. In the event that we are required to make payments in connection with these guarantees, we would obtain and liquidate certain collateral pledged by the independents (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. We recognize a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, we have had no significant losses in connection with guarantees of independents’ borrowings and the current expected credit loss reserve is not material. As of December 31, 2024, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
We have recognized certain assets and liabilities amounting to $41 million and $59 million for the guarantees related to the independents’ and affiliates’ borrowings at December 31, 2024 and 2023, respectively. These assets and liabilities are included in other assets and other long-term liabilities in the consolidated balance sheets. The liabilities relate to our noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from our current expected credit loss reserve.
16. Commitments and Contingencies
Legal Matters
We are subject to various claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. The liabilities recognized on these claims and other matters are based on the best available information and assumptions that we believe are reasonable. While litigation of any type contains an element of uncertainty, we believe that our insurance coverage and our defense, and ultimate resolution of pending and reasonably anticipated claims will not have a material adverse effect on our business, results of operations or financial condition.
Asbestos-Related Product Liability and Insurance Receivable
We maintain a liability for probable and estimable claims and settlements associated with our distribution and sales of asbestos-containing brake and friction products sold primarily before 1991. These claims and settlements are unrelated to our ongoing operations, revenue generating activities, and business strategy.
We regularly conduct a comprehensive legal review of our asbestos liability. We review recent and historical claims data, including, (i) the number of pending claims filed, (ii) the nature and mix of those claims (e.g., disease type, plaintiff type, geography), (iii) the costs to resolve pending claims, and (iv) trends in filing rates and in costs to resolve claims (collectively, the “Claims Data”). We also consider the known latency periods for common asbestos diseases when projecting future filing trends and claims. We provide the Claims Data to a third-party actuarial specialist with expertise in determining the impact of Claim Data on future filing trends and costs. The actuarial specialist assists us in estimating the costs to resolve pending and future claims. We use this analysis to develop our estimate of probable liability on a discounted basis, using risk-free interest rates derived from market data about monetary assets with maturities comparable to those of the projected liability.
Developments may occur that could affect our estimate of asbestos-related product liability and actual results may differ under different assumptions or conditions. These developments include, but are not limited to, significant changes in (i) the key assumptions underlying the estimate, including the number of future claims, the nature and mix of those claims, and the average cost of resolving claims (ii) trial and appellate outcomes, (iii) the law and procedure applicable to these claims, and (iv) the financial viability of other codefendants and insurers. Complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state. Our estimate has been impacted by adverse inflation trends, a backlog of claims building up from court closures during the COVID-19 pandemic, and an evolving legal and product liability environment.
As a result of our comprehensive legal review, we increased the liability by $57 million in 2024. We have 2,768 pending asbestos lawsuits as of December 31, 2024. The amount accrued for pending and future claims was $256 million as of December 31, 2024, which represented our best estimate of the liability within our calculated range of $219 million to $313 million, discounted using a discount rate of 4.58%. The amount accrued for pending and future claims was $244 million as of December 31, 2023, which represented our best estimate of the liability within our calculated range of $196 million to $277 million, discounted using a discount rate of 3.88%. Our undiscounted product liability was $336 million and $308 million as of December 31, 2024 and December 31, 2023, respectively.
We hold insurance policies that cover some asbestos settlements and defense costs. Annually, we conduct an insurance exhaustion study to model expected recoveries for pending and future claims, and we adjust the insurance receivable balance to reflect the present value of these recoveries. Our receivable for estimated insurance recoveries related to pending and future claims was $44 million and $46 million as of December 31, 2024 and December 31, 2023, respectively.
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
17. Restructuring and Other Costs
In February 2024, we approved and initiated a global restructuring initiative designed to better align our assets and further improve the efficiency of the business. This initiative includes an announced voluntary retirement offer in the U.S., along with a rationalization and optimization of certain distribution centers, stores and other facilities. The initiative was approved and funded by our corporate office and therefore these costs are not allocated to our segments. We expect to substantially complete the initiative by the end of 2025.
For the year ended 2024, we incurred total costs of $221 million related to our global restructuring initiative. The table below summarizes the activity related to these costs for the year ended December 31, 2024.

(in thousands)	Year Ended December 31, 2024
Cost of goods sold	$7,487
Restructuring and other costs	213,520
Total costs	$221,007
In light of evolving business and market conditions, we are expanding our restructuring initiatives and now expect to incur an additional $150 to $180 million of costs in 2025 as we complete this initiative. In total, we expect to incur costs of between $370 million and $400 million related to our global restructuring initiative in 2024 and 2025.
The estimated charges that we expect to incur are subject to a number of assumptions, and actual amounts may differ materially from such estimates. We may also incur additional charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of these initiatives.

(in thousands)	Severance and other employee costs	Other restructuring costs (1)	Total
Liability as of January 1, 2024	$—	$—	$—
Restructuring and other costs	90,851	122,669	213,520
Cash payments	(69,739)	(100,433)	(170,172)
Non-cash charges	3,198	(21,311)	(18,113)
Translation	(480)	1	(479)
Liability as of December 31, 2024	$23,830	$926	$24,756

(1)Amount reflects professional fees, accelerated rent, facility closure costs, moving expenses and asset         impairment costs that are attributable to our restructuring. Amount excludes a $7 million non-cash charge reflected in cost of goods sold for inventory liquidated rather than moved during facility consolidation in connection with the restructuring.

18. Subsequent Events
A/R Sales Agreement
On January 3, 2025, GPC amended its A/R Sales Agreement to renew the $1 billion facility for one year. The benchmark rate, Bloomberg Short-term Bank Yield Index, was replaced with the Secured Overnight Financing Rate.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES.
Management’s conclusion regarding the effectiveness of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective, as of December 31, 2024, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
During the year ended December 31, 2024, we acquired Motor Parts & Equipment Corporation ("MPEC") and have included their balances as of December 31, 2024 in our consolidated balance sheet and the results of their operations in our consolidated statement of income and comprehensive income. As permitted by the Securities and Exchange Commission, we elected to exclude this acquisition, which constituted approximately 1.3% of total assets as of December 31, 2024 and 0.8% of net sales for the year ended December 31, 2024, from our assessment of internal control over financial reporting as of December 31, 2024. Our integration of the systems and processes of this business could cause changes to our internal controls over financial reporting in future periods.
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
Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in “Internal Control-Integrated Framework.” Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2024. Ernst & Young LLP's report on our internal control over financial reporting is set forth below.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Genuine Parts Company
Opinion on Internal Control Over Financial Reporting
We have audited Genuine Parts Company and Subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Genuine Parts Company and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
As indicated in the accompanying Management’s report on internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Motor Parts & Equipment Corporation (MPEC), which is included in the 2024 consolidated financial statements of the Company and constituted 1.3% of total assets as of December 31, 2024 and 0.8% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of MPEC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Atlanta, Georgia
February 21, 2025

ITEM 9B.    OTHER INFORMATION.
During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”.
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
William P. Stengel, II, age 47, was appointed President and Chief Executive Officer of the company on June 3, 2024. Mr. Stengel previously served as President and Chief Operating Officer of the company from January 2023, President of the company from January 2021 and Executive Vice President and Chief Transformation Officer of the company from November 2019. Previously, Mr. Stengel worked for HD Supply, an Atlanta-based industrial distributor, where he served as President and Chief Executive Officer of HD Supply Facilities Maintenance, from June of 2017 to October of 2018. Prior to his role as President/CEO, he served as Chief Operating Officer for HD Supply Facilities Maintenance from September of 2016 to May of 2017 and prior to that role, he served as Chief Commercial Officer of HD Supply Facilities Maintenance from January of 2016 to September of 2016. Mr. Stengel served as Senior Vice President, Strategic Business Development and Investor Relations of HD Supply from June of 2013 to January of 2016. Prior to HD Supply, Mr. Stengel worked in the Strategic Business Development group at The Home Depot as well as at Bank of America and Stonebridge Associates in various investment banking roles.
Bert Nappier, age 50, was appointed Executive Vice President and Chief Financial Officer on May 2, 2022. Mr. Nappier served as Executive Vice President, Finance and Treasurer at FedEx Corporation (“FedEx”) from June 2020 to January 2022, where he led teams responsible for corporate finance, cash management, global tax planning and strategy, risk management and corporate development. Prior to that date, Mr. Nappier served in various other roles at FedEx, including as President, FedEx Express Europe and Chief Executive Officer, TNT Express, Senior Vice President, International Chief Financial Officer and Staff Vice President, Staff Vice President and Corporate Controller. Before joining FedEx in 2005, Mr. Nappier served as Director of SEC Reporting and Accounting for Wright Medical Technology, Inc. and an Audit Manager at Ernst & Young LLP.
Jenn Hulett, age 45, was appointed New Executive Vice President, Chief People Officer in August 2024. Ms. Hulett most recently served as Executive Vice President and Chief Human Resources Officer for Dollar Tree, Inc. from 2022 through 2024, where she oversaw all aspects of human resources, as well as internal and external communications, community engagement and diversity, equity and inclusion initiatives. Prior to Dollar Tree, Ms. Hulett served as Executive Vice President and Chief Human Resources Officer at Core-Mark from 2020 through 2022 and, prior to 2020, she held various HR roles at Ericsson and General Electric.
Randall P. Breaux, age 62, was appointed Group President, GPC North America on July 1, 2023. Mr. Breaux was President of Motion Industries from January 2019 until his appointment to Group President of GPC. Previously, Mr. Breaux served as Executive Vice President of Marketing, Distribution, and Strategic Planning at Motion from 2018 to 2019 and, Senior Vice President of Marketing, Distribution, and Purchasing from 2015 to 2017. Mr. Breaux joined Motion in 2011 as Senior Vice President of Marketing, Product Management, and Strategic Planning.
James F. Howe, age 54, was appointed as the President of Motion, the company's industrial business, effective April 1, 2024. Mr. Howe most recently served as Motion's Executive Vice President and Chief Commercial and Technology Officer, – with oversight over eCommerce, IT, Sales Excellence, Corporate Accounts, Strategic Pricing and Human Resources from 2022 to 2024. Mr. Howe played a pivotal role in shaping the corporate trajectory of Motion. He has more than 30 years of experience in the industrial distribution market. Mr. Howe has held numerous other management roles since he joined Motion in 1993.
Naveen Krishna, age 57, was appointed Executive Vice President, and Chief Information and Digital Officer on June 21, 2021. Prior to that date, Mr. Krishna served as Executive Vice President and Chief Technology and Information Officer at Macy's, Inc. Prior to Macy's, Mr. Krishna was Vice President of Technology for The Home Depot, Inc. where he was responsible for all digital platforms, user experience design, marketing technologies and customer care. Previously, he held a variety of roles with Target Corporation, FedEx Office and Print Services, Inc. and Federal Express Corporation and spent a number of years leading technology consulting engagements with Deloitte & Touche LLP.
Christopher T. Galla, age 50, was appointed Senior Vice President, General Counsel and Corporate Secretary on February 13, 2024. Prior to that, Mr. Galla served as Senior Vice President and General Counsel from 2022 to 2024, Vice President and General Counsel from 2020 to 2022, Vice President and Assistant General Counsel from 2015 to 2020, and various other legal roles since he joined the Company in 2005. Mr. Galla spent six years in private practice before joining the Company.

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
ITEM 11.    EXECUTIVE COMPENSATION.
Information required by this item is set forth under the headings “Executive Compensation”, “Additional Information Regarding Executive Compensation”, “2024 Grants of Plan-Based Awards”, “2024 Outstanding Equity Awards at Fiscal Year-End”, “2024 Option Exercises and Stock Vested”, “2024 Pension Benefits”, “2024 Nonqualified Deferred Compensation”, “Post Termination Payments and Benefits”, “Compensation, Nominating and Governance Committee Report”, “Compensation, Nominating and Governance Committee Interlocks and Insider Participation”, "Policies and Practices Related to the Timing of Equity Awards" and “Compensation of Directors” of the Proxy Statement and is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table gives information as of December 31, 2024 about the common stock that may be issued under all of the company’s existing equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders:	15,950	(2)	$91.75		—
	1,056,898	(3)	$95.97	(5)	6,218,250	(6)
Equity Compensation Plans Not Approved by Shareholders:	89,613	(4)	n/a		848,724
Total	1,162,461		—		7,066,974
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
(2)Genuine Parts Company 2006 Long-Term Incentive Plan
(3)Genuine Parts Company 2015 Incentive Plan, as amended
(4)Genuine Parts Company Directors' Deferred Compensation Plan, as amended
(5)The weighted average exercise price of outstanding options, warrants and rights is calculated based solely on the exercise price of outstanding options and does not take into account outstanding restricted stock units, which have no exercise price.
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
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item is set forth under the heading “Ratification of Selection of Independent Auditors” of the Proxy Statement and is incorporated herein by reference.

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
Report of independent registered public accounting firm on the financial statements
Consolidated balance sheets — December 31, 2024 and 2023
Consolidated statements of income — Years ended December 31, 2024, 2023 and 2022
Consolidated statements of comprehensive income — Years ended December 31, 2024, 2023 and 2022
Consolidated statements of equity — Years ended December 31, 2024, 2023 and 2022
Consolidated statements of cash flows — Years ended December 31, 2024, 2023 and 2022
Notes to consolidated financial statements — December 31, 2024
(2) Financial Statement Schedules
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

Exhibit 4.12
Officer’s Certificate, dated August 9, 2024, pursuant to Sections 3.01 and 3.03 of the Indenture, dated October 29, 2020, setting forth the terms of the 4.950% Senior Notes due 2029 (Incorporated herein by reference from the company’s current report on Form 8-K dated August 9, 2024)

Exhibit 4.13	Form of 4.950% Senior Notes due 2029 (included in Exhibit 4.12)

Exhibit 10.1*	The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

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

Exhibit 10.22*	Genuine Parts Company 2015 Incentive Plan, effective November 17, 2014. (Incorporated herein by reference from the company’s current report on Form 8-K, dated April 28, 2015.)

Exhibit 10.23*	Amendment to the Genuine Parts Company 2015 Incentive Plan, effective April 29, 2024 (Incorporated herein by reference from the company’s definitive proxy statement, dated March 1, 2024.)

Exhibit 10.24*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the company’s quarterly report on Form 10-Q, dated May 7, 2014.)

Exhibit 10.25*	Genuine Parts Company Stock Appreciation Rights Agreement. (Incorporated herein by reference from the company’s Annual Report on Form 10-K, dated February 26, 2013.)

Exhibit 10.26*	Form of Executive Officer Change in Control Agreement. (Incorporated herein by reference from the company's Annual Report on Form 10-K, dated February 26, 2015.)

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

Exhibit 10.29
Second Amendment, dated as of May 1, 2020, to Genuine Parts Company Note Purchase Agreement dated as of October 30, 2017 by and among Genuine Parts Company and each holder of Original Notes party thereto. (Incorporated herein by reference to the company’s quarterly report on Form 10-Q dated July 30, 2020).

Exhibit 10.30*	Genuine Parts Company Form of Restricted Stock Unit Award Certificate. (Incorporated herein by reference from the company's Annual Report on Form 10-K, dated February 25, 2019.)

Exhibit 10.31*	Genuine Parts Company Form of Performance Restricted Stock Unit Award Certificate. (Incorporated herein by reference from the company's Annual Report on Form 10-K, dated February 25, 2019.)

Exhibit 10.32*	Description of Director Compensation (Incorporated herein by reference from the company's quarterly report on Form 10-Q, dated July 22, 2021).

Exhibit 10.33
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

Exhibit 10.34
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

Exhibit 10.35*	Offer Letter, dated January 21, 2022 (incorporated herein by reference from Exhibit 10.1 to the company’s current report on Form 8-K dated January 25, 2022)

Exhibit 10.36*
Separation Agreement and General Release between James R. Neill and Genuine Parts Company (Incorporated herein by reference from Exhibit 10.1 to the company’s quarterly report on Form 10-Q dated April 18, 2024.)

Exhibit 10.37*
Consulting Agreement between James R. Neill and Genuine Parts Company, executed April 10, 2024 (Incorporated herein by reference from Exhibit 10.2 to the company’s quarterly report on Form 10-Q dated April 18, 2024.)

Exhibit 10.38
Third Amendment to Genuine Parts Company Syndicated Facility Agreement, dated as of November 17, 2023 made by and among Genuine Parts Company, UAP Inc., a corporation existing under the laws of Quebec (“UAP”), the other Designated Borrowers party to the Syndicated Facility Agreement (together with the Company and UAP, the Lenders party hereto, and acknowledged by JPMorgan Chase Bank, N.A., acting through its Toronto branch, as Canadian Swing Line Lender, and JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and Domestic Swing Line Lender (Incorporated herein by reference from Exhibit 10.35 to the company’s annual report on Form 10-K dated February 22, 2024.)

Exhibit 19
Insider Trading Policy for Employees, Contract and/or Temporary Workers, Officers, and Directors of Genuine Parts Company (Incorporated herein by reference from Exhibit 10.35 to the company’s annual report on Form 10-K dated February 22, 2024.)

Exhibit 21	Subsidiaries of the company.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1	Certification signed by Chief Executive Officer pursuant to SEC Rule 13a-14(a).
Exhibit 31.2	Certification signed by Chief Financial Officer pursuant to SEC Rule 13a-14(a).
Exhibit 32#
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer and Chief Financial Officer (furnished herewith)

Exhibit 97	Genuine Parts Company Dodd-Frank Clawback Policy (Incorporated herein by reference from Exhibit 10.35 to the company’s annual report on Form 10-K dated February 22, 2024.)
Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL

*	Indicates management contracts and compensatory plans and arrangements.
#	Furnished, not filed.

ITEM 16.    FORM 10-K SUMMARY.
Not applicable.

SIGNATURES.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: February 21, 2025	/s/ William P. Stengel, II
William P. Stengel, II
President and Chief Executive Officer

Date: February 21, 2025	/s/ Bert Nappier
Bert Nappier
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William P. Stengel, II	2/11/2025	/s/ Bert Nappier	2/11/2025
William P. Stengel, II	(Date)	Bert Nappier	(Date)
President and Chief Executive Officer		Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

/s/ Paul D. Donahue	2/11/2025	/s/ Elizabeth W. Camp	2/11/2025
Paul D. Donahue	(Date)	Elizabeth W. Camp	(Date)
Director Executive Chairman		Director

/s/ Richard Cox, Jr.	2/11/2025	/s/ Gary P. Fayard	2/11/2025
Richard Cox, Jr.	(Date)	Gary P. Fayard	(Date)
Director		Director

/s/ P. Russell Hardin	2/11/2025	/s/ John R. Holder	2/11/2025
P. Russell Hardin	(Date)	John R. Holder
Director		Director

/s/ Donna W. Hyland	2/11/2025	/s/ John D. Johns	2/11/2025
Donna W. Hyland	(Date)	John D. Johns	(Date)
Director		Director

/s/ Jean-Jacques Lafont	2/11/2025	/s/ Robert C. Loudermilk, Jr.	2/11/2025
Jean-Jacques Lafont	(Date)	Robert C. Loudermilk, Jr.	(Date)
Director		Director

/s/ Wendy B. Needham	2/11/2025	/s/ Juliette W. Pryor	2/11/2025
Wendy B. Needham	(Date)	Juliette W. Pryor	(Date)
Director		Director

/s/ Darren Rebelez	2/11/2025	/s/ Charles K. Stevens, III	2/11/2025
Darren Rebelez	(Date)	Charles K. Stevens, III	(Date)
Director		Director