Form 10-Q
period 2025-03-31
GENUINE PARTS CO
filed 2025-04-22
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 138,789,637 shares of common stock outstanding as of April 17, 2025.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$420,447	$479,991
Trade accounts receivable, less allowance for doubtful accounts (2025 – $68,332; 2024 – $68,976)	2,507,216	2,182,856
Merchandise inventories, net	5,632,947	5,514,427
Prepaid expenses and other current assets	1,653,778	1,675,310
Total current assets	10,214,388	9,852,584
Goodwill	2,985,719	2,897,270
Other intangible assets, less accumulated amortization	1,840,396	1,799,031
Property, plant and equipment, less accumulated depreciation (2025 – $1,839,494; 2024 – $1,771,785)	1,986,807	1,950,760
Operating lease assets	1,829,113	1,769,720
Other assets	960,782	1,013,340
Total assets	$19,817,205	$19,282,705

Liabilities and equity
Current liabilities:
Trade accounts payable	$6,011,293	$5,923,684
Short-term borrowings	813,936	41,705
Current portion of long-term debt	—	500,000
Dividends payable	142,951	134,355
Other current liabilities	1,917,020	1,925,636
Total current liabilities	8,885,200	8,525,380
Long-term debt	3,775,858	3,742,640
Operating lease liabilities	1,512,488	1,458,391
Pension and other post–retirement benefit liabilities	220,031	218,629
Deferred tax liabilities	427,593	441,705
Other long-term liabilities	531,472	544,109
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2025 – 138,788,979 shares; 2024 – 138,779,664 shares	138,789	138,780
Additional paid-in capital	204,595	196,532
Accumulated other comprehensive loss	(1,208,730)	(1,261,743)
Retained earnings	5,315,279	5,263,838
Total parent equity	4,449,933	4,337,407
Noncontrolling interests in subsidiaries	14,630	14,444
Total equity	4,464,563	4,351,851
Total liabilities and equity	$19,817,205	$19,282,705
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Net sales	$5,866,069	$5,783,631
Cost of goods sold	3,692,385	3,708,976
Gross profit	2,173,684	2,074,655
Operating expenses:
Selling, administrative and other expenses	1,709,679	1,574,927
Depreciation and amortization	115,435	90,610
Provision for doubtful accounts	5,855	6,211
Restructuring and other costs	54,770	83,042
Total operating expenses	1,885,739	1,754,790
Non-operating expenses (income):
Interest expense, net	37,216	17,690
Other	(908)	(23,006)
Total non-operating expenses (income)	36,308	(5,316)
Income before income taxes	251,637	325,181
Income taxes	57,245	76,287
Net income	$194,392	$248,894
Basic earnings per share	$1.40	$1.79
Diluted earnings per share	$1.40	$1.78
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$194,392	$248,894
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	49,329	(79,920)
Pension and postretirement benefit adjustments, net of income taxes in 2025 — $1,327; 2024 — $1,063	3,684	2,888
Other comprehensive income (loss), net of income taxes	53,013	(77,032)
Comprehensive income	$247,405	$171,862
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2025
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2025	138,779,664	$138,780	$196,532	$(1,261,743)	$5,263,838	$4,337,407	$14,444	$4,351,851
Net income	—	—	—	—	194,392	194,392	—	194,392
Other comprehensive loss, net of tax	—	—	—	53,013	—	53,013	—	53,013
Cash dividend declared, $1.0300 per share	—	—	—	—	(142,951)	(142,951)	—	(142,951)
Shares issued from employee incentive plans	9,315	9	(511)	—	—	(502)	—	(502)
Share-based compensation	—	—	8,574	—	—	8,574	—	8,574
Purchase of stock	—	—	—	—	—	—	—	—
Noncontrolling interest activities	—	—	—	—	—	—	186	186
March 31, 2025	138,788,979	$138,789	$204,595	$(1,208,730)	$5,315,279	$4,449,933	$14,630	$4,464,563

	Three Months Ended March 31, 2024
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2024	139,567,071	$139,567	$173,025	$(976,872)	$5,065,327	$4,401,047	$15,938	$4,416,985
Net income	—	—	—	—	248,894	248,894	—	248,894
Other comprehensive income, net of tax	—	—	—	(77,032)	—	(77,032)	—	(77,032)
Cash dividend declared, $1.0000 per share	—	—	—	—	(139,385)	(139,385)	—	(139,385)
Shares issued from employee incentive plans	28,811	29	(2,240)	—	—	(2,211)	—	(2,211)
Share-based compensation	—	—	8,564	—	—	8,564	—	8,564
Purchase of stock	(260,540)	(261)	—	—	(37,239)	(37,500)	—	(37,500)
Noncontrolling interest activities	—	—	—	—	—	—	(1,139)	(1,139)
March 31, 2024	139,335,342	$139,335	$179,349	$(1,053,904)	$5,137,597	$4,402,377	$14,799	$4,417,176
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating activities:
Net income	$194,392	$248,894
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	115,435	90,610
Share-based compensation	8,574	8,564
Excess tax benefits from share-based compensation	(182)	(3,461)
Other operating activities, including changes in operating assets and liabilities	(359,046)	(26,301)
Net cash (used in) provided by operating activities	(40,827)	318,306
Investing activities:
Purchases of property, plant and equipment	(119,840)	(115,690)
Proceeds from sale of property, plant and equipment	15,814	68,462
Acquisitions of businesses	(74,127)	(134,677)
Proceeds from divestitures of businesses	—	3,381
Other investing activities	23,335	80
Net cash used in investing activities	(154,818)	(178,444)
Financing activities:
Proceeds from debt	20,011	14
Payments on debt	(522,352)	(660)
Net proceeds of commercial paper	772,108	—
Shares issued from employee incentive plans	(502)	(2,211)
Dividends paid	(134,355)	(132,635)
Purchases of stock	—	(37,500)
Other financing activities	(6,168)	(2,231)
Net cash provided by (used in) financing activities	128,742	(175,223)
Effect of exchange rate changes on cash and cash equivalents	7,359	(17,058)
Net decrease in cash and cash equivalents	(59,544)	(52,419)
Cash and cash equivalents at beginning of period	479,991	1,102,007
Cash and cash equivalents at end of period	$420,447	$1,049,588
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.General
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company,” “we,” “our,” “us,” or “its”) for the year ended December 31, 2024. Accordingly, the unaudited Condensed Consolidated Financial Statements and related disclosures herein should be read in conjunction with our 2024 Annual Report on Form 10-K.
The preparation of interim financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements. Specifically, we make estimates and assumptions in our unaudited Condensed Consolidated Financial Statements for inventory adjustments, the accrual of bad debts, credit losses on guaranteed loans, customer sales returns, volume incentives earned, and the asbestos-related product liability, among others. Inventory adjustments (including adjustments for a majority of inventories that are valued under the last-in, first-out (“LIFO”) method) are accrued on an interim basis and adjusted in the fourth quarter based on the annual book to physical inventory adjustment and LIFO valuation. Reserves for bad debts, credit losses on guaranteed loans and customer sales returns are estimated and accrued on an interim basis based on a consideration of historical experience, current conditions, and reasonable and supportable forecasts. Volume incentives are estimated based upon cumulative and projected purchasing levels.
Certain prior year amounts are reclassified to conform to the current year presentation. These reclassifications had no impact on our previously reported total assets, total liabilities, results of operations, comprehensive income or net cash flows from operating, financing or investing activities.
In the opinion of management, all adjustments necessary for a fair presentation of our financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results for the year ended December 31, 2025. We have evaluated subsequent events through the date the unaudited Condensed Consolidated Financial Statements covered by this quarterly report were issued.
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
Prepaid Expenses and Other Current Assets
The following table provides a detail of prepaid expenses and other current assets reported within the Condensed Consolidated Balance Sheets as of:

(in thousands)	March 31, 2025	December 31, 2024
Prepaid expenses	$173,925	$118,401
Consideration receivable from vendors	959,843	972,842
Other current assets	520,010	584,067
Total prepaid expenses and other current assets	$1,653,778	$1,675,310
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
The following table summarizes the classification and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships (in thousands):

		March 31, 2025		December 31, 2024
Instrument	Balance Sheet Location	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$838,046	$26,735	$1,867,966	$85,834
Forward contract	Other current liabilities	$574,300	$1,557	$—	$—
Foreign currency debt	Long-term debt	€475,000	$514,473	€475,000	$494,285
The tables below presents gains and losses related to designated net investment hedges:

	Gain (Loss) Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2025	2024	2025	2024
Three Months Ended March 31,
Net investment hedges:
Forward contracts	$(43,081)	$13,262	$5,759	$4,369
Foreign currency debt	(20,188)	17,080	—	—
Total	$(63,269)	$30,342	$5,759	$4,369
Fair Value of Financial Instruments
As of March 31, 2025, the fair value of our senior unsecured notes was approximately $3.7 billion, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.
Guarantees
We guarantee the borrowings of certain independently controlled automotive parts stores and businesses (“independents”). While such borrowings of the independents are outstanding, we are required to maintain compliance with certain covenants. As of March 31, 2025, we were in compliance with all such covenants.

As of March 31, 2025, the total borrowings of the independents subject to guarantee by us were approximately $574 million. These loans generally mature over periods from one to six years. We regularly monitor the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents that participate in the guarantee programs. In the event that we are required to make payments in connection with these guarantees, we would obtain and liquidate certain collateral pledged by the independents (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. We recognize a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, we have not had significant losses in connection with guarantees of independents’ borrowings and the current expected credit loss reserve is not material. As of March 31, 2025, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
As of March 31, 2025, we have recognized $40 million of certain assets and liabilities for the guarantees related to the independents’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the Condensed Consolidated Balance Sheets. The liabilities relate to our noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from our current expected credit loss reserve.
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
All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our Condensed Consolidated Statement of Cash Flows. As of March 31, 2025 and December 31, 2024, the outstanding payment obligations to the financial institutions were $3.3 billion and $3.3 billion, respectively. The amount settled through the SCF program was $1.1 billion and $1.0 billion for the three months ended March 31, 2025 and March 31, 2024, respectively.

(in thousands)	March 31, 2025
Obligations outstanding at the beginning of the period	$3,341,333
Invoices confirmed during the year	1,033,405
Confirmed invoices paid during the year	(1,102,527)
Confirmed obligations outstanding at the end of the period	$3,272,211
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
The following table summarizes basic and diluted shares outstanding:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Net income	$194,392	$248,894

Weighted average common shares outstanding	138,783	139,429
Dilutive effect of stock options and non-vested restricted stock awards	417	667
Weighted average common shares outstanding – assuming dilution	139,200	140,096
Basic earnings per share	$1.40	$1.79
Diluted earnings per share	$1.40	$1.78
2. Segment Information
Automotive Segment
The following table presents a summary of our reportable automotive segment financial information:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net sales	$3,664,888	$3,574,020
Cost of goods sold	2,156,824	2,161,716
Gross profit	1,508,064	1,412,304
Operating expenses	1,222,557	1,092,628
EBITDA	$285,507	$319,676

Gross margin (1)	41.1%	39.5%
Operating expenses as a percentage of net sales	33.4%	30.6%
EBITDA margin (2)	7.8%	8.9%
Industrial Segment
The following table presents a summary of our reportable industrial segment financial information:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net sales	$2,201,181	$2,209,611
Cost of goods sold	1,535,594	1,547,300
Gross profit	665,587	662,311
Operating expenses	386,876	383,324
EBITDA	$278,711	$278,987

Gross margin (1)	30.2%	30.0%
Operating expenses as a percentage of net sales	17.6%	17.3%
EBITDA margin (2)	12.7%	12.6%
(1)Gross margin is gross profit as a percentage of net sales.
(2)EBITDA margin is earnings before interest, taxes, depreciation and amortization ("EBITDA") as a percentage of net sales.

Additional Information
The following table presents a reconciliation from EBITDA to net income:

	Three Months Ended March 31,
(in thousands)	2025	2024
Segment EBITDA
Automotive	$285,507	$319,676
Industrial	278,711	278,987
Corporate EBITDA (1)	(91,125)	(82,140)
Interest expense, net	(37,216)	(17,690)
Depreciation and amortization	(115,435)	(90,610)
Other unallocated costs (2)	(68,805)	(83,042)
Income before income taxes	251,637	325,181
Income taxes	(57,245)	(76,287)
Net Income	$194,392	$248,894
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
(2)The following table presents a summary of the other unallocated costs:

	Three Months Ended March 31,
(in thousands)	2025	2024
Other unallocated costs:
Restructuring and other costs (3)	$(54,770)	$(83,042)
Acquisition and integration related costs and other (4)	(14,035)	—
Total other unallocated costs	$(68,805)	$(83,042)
(3)Please refer to the Restructuring and Other Costs Footnote in the Notes to Condensed Consolidated Financial Statements for more information.
(4)Adjustment primarily reflects lease and other exit costs related to the ongoing integration of acquired independent automotive stores.
The following table presents a summary of our reportable segment total assets, as well as Corporate and other unallocated reconciling items:

	Three Months Ended March 31,
(in thousands)	2025	2024
Assets:
Automotive	$10,929,903	$9,968,524
Industrial	3,133,547	3,226,428
Corporate (5)	927,640	632,360
Goodwill and other intangible assets	4,826,115	4,509,200
Total assets	$19,817,205	$18,336,512
(5)Corporate is a reconciling category that includes our corporate offices, substantially all financing activities and any other items that are not allocated to the business segments.

The following table presents a summary of select financial information by reportable segment, as well as Corporate and other unallocated reconciling items:

	Three Months Ended March 31,
(in thousands)	2025	2024
Depreciation and amortization:
Automotive	$60,103	$46,739
Industrial	9,664	8,149
Corporate	8,797	1,622
Intangible asset amortization	36,871	34,100
Total depreciation and amortization	$115,435	$90,610
Capital expenditures:
Automotive	$65,134	$65,732
Industrial	15,166	12,413
Corporate	39,540	37,545
Total capital expenditures	$119,840	$115,690
Net sales:
United States	$3,853,778	$3,783,929
Europe	972,865	976,782
Canada	463,474	472,803
Australasia	552,354	529,833
Mexico	23,598	20,284
Total net sales	$5,866,069	$5,783,631
Long-lived assets:
United States	$1,182,474	$976,888
Europe	388,071	348,720
Canada	190,168	151,624
Australasia	225,278	187,831
Mexico	816	857
Total long-lived assets	$1,986,807	$1,665,920

Net sales are disaggregated by geographical region for each of our reportable segments, as we deem this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended March 31,
(in thousands)	2025	2024
North America:
Automotive	$2,264,781	$2,196,890
Industrial	2,076,069	2,080,126
Total North America	$4,340,850	$4,277,016
Australasia:
Automotive	$427,242	$400,348
Industrial	125,112	129,485
Total Australasia	$552,354	$529,833
Europe – Automotive	$972,865	$976,782
Total net sales	$5,866,069	$5,783,631

3. Accounts Receivable Sales Agreement
Under our accounts receivable sales agreement (the "A/R Sales Agreement"), we continuously sell designated pools of receivables as they are originated by us and certain U.S. subsidiaries to a separate bankruptcy-remote special purpose entity (“SPE”). The A/R Sales Agreement has a one year term expiring in January 2026.
We continue to be involved with the receivables transferred by the SPE to the unaffiliated financial institutions by providing collection services. As cash is collected on sold receivables, the SPE continuously transfers ownership and control of new qualifying receivables to the unaffiliated financial institutions so that the total principal amount outstanding of receivables sold is approximately $1.0 billion at any point in time (which is the maximum amount allowed under the A/R Sales Agreement).
The total principal amount outstanding of receivables sold is approximately $1.0 billion and $1.0 billion as of March 31, 2025 and December 31, 2024, respectively. The amount of receivables pledged as collateral as of March 31, 2025 and December 31, 2024 is approximately $1.5 billion and $1.3 billion, respectively.
The following table summarizes the activity and amounts outstanding under the A/R Sales Agreement as of:

	Three Months Ended March 31,
(in thousands)	2025	2024
Receivables sold to the financial institutions and derecognized	$2,103,265	$2,170,043
Cash collected on sold receivables	$2,103,255	$2,170,044
Continuous cash activity related to the A/R Sales Agreement is reflected in net cash provided by (used in) operating activities in the Condensed Consolidated Statements of Cash Flows. The SPE incurs fees due to the unaffiliated financial institutions related to the accounts receivable sales transactions. Those fees, which totaled $13 million and $15 million for the three months ended March 31, 2025 and 2024, respectively, are recorded within other non-operating expense (income) in the Condensed Consolidated Statements of Income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institutions any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of March 31, 2025 and December 31, 2024 is not material. The servicing liability related to our collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.
4. Debt
Unsecured Revolving Credit Facility
On October 30, 2020, we entered into a $1.5 billion Syndicated Facility Agreement (as amended, the "Unsecured Revolving Credit Facility"). On March 20, 2025, we amended the Unsecured Revolving Credit Facility to expand the borrowing capacity from $1.5 billion to $2.0 billion and extend the maturity date to March 20, 2030. We had no outstanding borrowings under the Unsecured Revolving Credit Facility as of March 31, 2025 or December 31, 2024.
Commercial Paper Program
On November 29, 2023, we established a commercial paper program that allows us to issue unsecured commercial paper notes up to $1.5 billion outstanding. We amended our commercial paper program on March 27, 2025 to expand the maximum borrowing capacity from $1.5 billion to $2.0 billion. The maturities of the commercial paper notes vary but may not exceed 364 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and rank pari passu with unsecured and unsubordinated indebtedness. The notes are issued at par less a discount representing an interest factor or, if interest bearing, at par. The net proceeds of issuances of the commercial paper notes have been used to repay certain of our unsecured senior notes (as described below) and have been and are expected to continue to be used for general corporate purposes. We had $775 million outstanding under our commercial paper program as of March 31, 2025, presented in Short-term borrowings on the Condensed Consolidated Balance Sheet, and no outstanding borrowings as of December 31, 2024. The weighted average interest rate of our commercial paper outstanding as of March 31, 2025 was 4.63%.
In the Condensed Consolidated Statement of Cash Flows, we present commercial paper activity with original maturities of three-months or less on a net basis given their short-term nature.

Notes and Other Borrowings
In addition to funding other working capital requirements, we used commercial paper borrowings to repay the $500 million principal amount of our 1.75% Unsecured Senior Note due February 1, 2025.
Covenants
Certain borrowings require us to comply with a financial covenant with respect to a maximum debt to EBITDA ratio. At March 31, 2025, we were in compliance with all such covenants.
5. Employee Benefit Plans
Net periodic benefit income from our pension plans included the following components for the three months ended March 31:

	Pension Benefits
(in thousands)	2025	2024
Service cost	$1,525	$1,727
Interest cost	22,829	25,365
Expected return on plan assets	(29,083)	(44,404)
Amortization of prior service cost	285	281
Amortization of actuarial loss	4,622	3,567
Net periodic loss (income)	$178	$(13,464)
Service cost is recorded in selling, administrative and other expenses in the Condensed Consolidated Statements of Income while all other components are recorded within other non-operating expense (income). Pension benefits also include amounts related to supplemental retirement plans.
On April 29, 2024, our Board of Directors approved the termination of the frozen U.S. qualified defined benefit pension plan, effective September 30, 2024. To support this transition, during 2024 we adjusted our investment strategy to fully hedge plan obligations, including the purchase of annuity contracts using existing plan assets to fund ongoing obligations prior to termination. As a result of these changes, income from our expected return on plan assets is significantly reduced in 2025, with the investment strategy focused on minimizing funded status volatility during the termination process. The final settlement process, including transferring the management of benefits to an insurance company, is expected to be completed by late 2025 or early 2026, pending regulatory approvals.
6. Acquisitions
We acquired several businesses for approximately $152 million and $132 million, which includes certain non-cash consideration and is net of cash acquired, during the three months ended March 31, 2025 and March 31, 2024, respectively. For each acquisition, we allocate the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. We recorded approximately $94 million of goodwill and other intangible assets associated with these acquisitions, primarily related to a U.S. acquisition in our industrial segment. Other intangible assets acquired of $47 million consisted of customer relationships with weighted average amortization lives of 20 years. The results of operations for acquired businesses are included in our Condensed Consolidated Statements of Income beginning on their respective acquisition dates. During the three months ended March 31, 2025, we recognized approximately $8 million and $13 million of revenue related to our current year Automotive and Industrial acquisitions, respectively.

7. Accumulated Other Comprehensive Loss
The following tables present the changes in AOCL by component for the three months ended March 31:

	Changes in Accumulated Other Comprehensive Loss by Component, Net of Income Taxes
(in thousands)	Pension and Other Post-Retirement Benefits	Foreign Currency Translation	Total
Beginning balance, January 1, 2025	$(581,000)	$(680,743)	$(1,261,743)
Other comprehensive income (loss) before reclassifications	—	49,329	49,329
Amounts reclassified from accumulated other comprehensive loss	3,684	—	3,684
Other comprehensive income (loss), net of income taxes	3,684	49,329	53,013
Ending balance, March 31, 2025	$(577,316)	$(631,414)	$(1,208,730)

	Changes in Accumulated Other Comprehensive Loss by Component, Net of Income Taxes
(in thousands)	Pension and Other Post-Retirement Benefits	Foreign Currency Translation	Total
Beginning balance, January 1, 2024	$(517,941)	$(458,931)	$(976,872)
Other comprehensive income (loss) before reclassifications	—	(79,920)	(79,920)
Amounts reclassified from accumulated other comprehensive loss	2,888	—	2,888
Other comprehensive income (loss), net of income taxes	2,888	(79,920)	(77,032)
Ending balance, March 31, 2024	$(515,053)	$(538,851)	$(1,053,904)
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
We have 2,814 pending asbestos lawsuits as of March 31, 2025. The amount accrued for pending and future claims was $252 million as of March 31, 2025, which represented our best estimate of the liability within our calculated range of $218 million to $311 million, discounted using a discount rate of 4.23%. The amount accrued for pending and future claims was $256 million as of December 31, 2024, which represented our best estimate of the liability within our calculated range of $219 million to $313 million, discounted using a discount rate of 4.58%. Our undiscounted product liability was $329 million and $336 million as of March 31, 2025 and December 31, 2024, respectively. There have been no significant developments to the information presented in our 2024 Annual Report on Form 10-K with respect to litigation or commitments and contingencies.
We hold insurance policies that cover some asbestos settlements and defense costs. Annually, we conduct an insurance exhaustion study to model expected recoveries for pending and future claims, and we adjust the insurance receivable balance to reflect the present value of these recoveries. Our receivable for estimated insurance recoveries related to pending and future claims was $42 million and $44 million as of March 31, 2025 and December 31, 2024, respectively.
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
In the first quarter 2025, we incurred $55 million in restructuring and other costs compared to $83 million in the prior year period. We expect to incur total costs up to $180 million related to the global restructuring efforts in 2025 and to substantially complete the initiative by the end of 2025. In total, we expect to incur costs of between $370 million and $400 million related to our global restructuring initiative in 2024 and 2025. We may incur additional charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of these initiatives.
The tables below summarize the activity related to the restructuring costs discussed above.

(in thousands)	Severance and other employee costs	Other restructuring costs (1)	Total
Liability as of January 1, 2025	$23,830	$926	$24,756
Restructuring and other costs	21,131	33,639	54,770
Cash payments	(16,270)	(29,054)	(45,324)
Non-cash charges	—	(4,760)	(4,760)
Translation	517	41	558
Liability as of March 31, 2025	$29,208	$792	$30,000
(1) Amount reflects professional fees, accelerated rent, facility closure costs, moving expenses and asset impairment costs that are attributable to our restructuring.

(in thousands)	Severance and other employee costs	Other restructuring costs (1)	Total
Liability as of January 1, 2024	$—	$—	$—
Restructuring and other costs	61,624	21,418	83,042
Cash payments	(7,036)	(13,018)	(20,054)
Non-cash charges	1,339	(8,255)	(6,916)
Translation	(25)	—	(25)
Liability as of March 31, 2024	$55,902	$145	$56,047
(1) Amount reflects professional fees, accelerated rent, facility closure costs, moving expenses and asset impairment costs that are attributable to our restructuring.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes contained herein and with the audited Consolidated Financial Statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results for the year ended December 31, 2025.
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
We caution you that all forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, changes in general economic conditions, including unemployment, inflation (including the direct and indirect impact of tariffs and other similar measures, as well as the potential impact of retaliatory tariffs and other actions) or deflation, financial institution disruptions and geopolitical conflicts such as the conflict between Russia and Ukraine, the conflict in the Gaza strip and other unrest in the Middle East; volatility in oil prices; significant cost increases, such as rising fuel and freight expenses; public health emergencies, including the effects on the financial health of our business partners and customers, on supply chains and our suppliers, on vehicle miles driven as well as other metrics that affect our business, and on access to capital and liquidity provided by the financial and capital markets; our ability to maintain compliance with our debt covenants; our ability to successfully integrate acquired businesses into our operations and to realize the anticipated synergies and benefits; our ability to successfully implement our business initiatives in our two business segments; slowing demand for our products; the ability to maintain favorable supplier arrangements and relationships; changes in national and international legislation or government regulations or policies, including changes to import tariffs, environmental and social policy, infrastructure programs and privacy legislation, and their direct and indirect impact to us, our suppliers and customers; changes in tax policies; volatile exchange rates; our ability to successfully attract and retain employees in the current labor market; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; failure or weakness in our disclosure controls and procedures and internal controls over financial reporting; the uncertainties and costs of litigation; disruptions caused by a failure or breach of our information systems, as well as other risks and uncertainties discussed in our 2024 Annual Report on Form 10-K and from time to time in our subsequent filings with the SEC.
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
For the three months ended March 31, 2025, we conducted business in North America, Europe and Australasia from more than 10,700 locations. Our Automotive business operated in the U.S., Canada, Mexico, France, the U.K., Ireland, Germany, Poland, the Netherlands, Belgium, Spain, Portugal, Australia and New Zealand and accounted for 62% of total revenues for the three months ended March 31, 2025. Our Industrial business operated in the U.S., Canada, Mexico, Australia, New Zealand, Indonesia and Singapore and accounted for 38% of total revenues during this period.
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
Key Performance Indicators
We consider a variety of performance and financial measures in assessing our business, and the key performance indicators used to measure our results are Comparable Sales, Gross Profit and Gross Margin, Selling, Administrative and Other Expenses ("SG&A"), Segment EBITDA and Segment EBITDA Margin, and Net Income and EBITDA along with their adjusted measures. For more information regarding our key performance indicators please reference the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Results of Operations
Our performance in the first quarter of 2025 reflects continued sales growth while navigating a challenging operating environment. Our first quarter net sales of $5.9 billion increased 1.4% year-over-year, despite having one less selling day in the U.S. compared to the prior year quarter. Automotive segment sales increased primarily due to the benefit of prior year acquisitions. Industrial segment sales declined due primarily to one less selling day in the U.S., partially offset by modest improvements in market conditions. The Purchasing Managers’ Index ("PMI"), a measure of U.S. manufacturing trends, showed sequential improvement in the early stages of the first quarter of 2025 compared to the contractionary levels we experienced during most of 2024. PMI contracted in March, indicative that the overall operating environment remains uncertain.
First quarter net income declined 21.9% year over year, primarily due to lost profit from one less selling day in the U.S., higher depreciation and interest expenses from planned investments, lower pension income due to a change in our investing strategy related to our planned U.S. pension plan termination, and certain foreign currency headwinds. These factors were partially offset by a 120 basis point gross margin improvement year-over-year, driven by the continued execution of our strategic pricing and sourcing initiatives as well as contributions from prior-year acquisitions. These factors were also offset by $27 million in benefits in the quarter from the ongoing execution of our global restructuring to improve business efficiency. First quarter restructuring and other costs totaled $55 million, a decrease from $83 million in the prior year period, which included a voluntary retirement program.
The U.S. tariffs implemented in March 2025 did not materially impact our first quarter results. While the long-term effects remain uncertain, we continue to closely monitor the evolving tariff policy environment which presents a mix of impacts, with the potential for higher pricing, as well as higher product and operating costs. We have not updated our outlook for 2025 given the lack of clarity in the external environment with respect to the implementation of tariffs globally. See Item 1A. Risk Factors for a discussion regarding tariff-related risks.
Our first quarter results of operations are summarized below for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025		2024
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$5,866,069	100.0%	$5,783,631	100.0%	$82,438	1.4%
Cost of goods sold	3,692,385	62.9%	3,708,976	64.1%	(16,591)	(0.4)%
Gross profit	2,173,684	37.1%	2,074,655	35.9%	99,029	4.8%
Operating expense:
Selling, administrative and other expenses	1,709,679	29.1%	1,574,927	27.2%	134,752	8.6%
Depreciation and amortization	115,435	2.0%	90,610	1.6%	24,825	27.4%
Provision for doubtful accounts	5,855	0.1%	6,211	0.1%	(356)	(5.7)%
Restructuring and other costs	54,770	0.9%	83,042	1.4%	(28,272)	(34.0)%
Total operating expense	1,885,739	32.1%	1,754,790	30.3%	130,949	7.5%
Non-operating (income) expense:
Interest expense, net	37,216	0.6%	17,690	0.3%	19,526	110.4%
Other	(908)	—%	(23,006)	(0.4)%	22,098	(96.1)%
Total non-operating (income) expense	36,308	0.6%	(5,316)	(0.1)%	41,624	(783.0)%
Income before income taxes	251,637	4.3%	325,181	5.6%	(73,544)	(22.6)%
Income taxes	57,245	1.0%	76,287	1.3%	(19,042)	(25.0)%
Net income	$194,392	3.3%	$248,894	4.3%	$(54,502)	(21.9)%

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024	$ Change	% Change
Diluted EPS	$1.40	$1.78	$(0.38)	(21.3)%
Adjusted diluted EPS	$1.75	$2.22	$(0.47)	(21.2)%
Automotive segment EBITDA	$285,507	$319,676	$(34,169)	(10.7)%
Industrial segment EBITDA	$278,711	$278,987	$(276)	(0.1)%
Corporate EBITDA	$(91,125)	$(82,140)	$(8,985)	10.9%
Total adjusted EBITDA	$473,093	$516,523	$(43,430)	(8.4)%
Automotive segment EBITDA margin	7.8%	8.9%
Industrial segment EBITDA margin	12.7%	12.6%
Corporate EBITDA margin	(1.6)%	(1.4)%
Total adjusted EBITDA margin	8.1%	8.9%
Net Sales
Our first quarter 2025 net sales increased 1.4% compared to the first quarter of 2024. We experienced a 3.0% benefit from acquisitions, partially offset by a 0.8% decrease in comparable sales and a net unfavorable impact of foreign currency and other of 0.8%. The overall decrease in comparable sales was primarily driven by one less selling day in the U.S. compared to the first quarter of 2024.
Automotive
First quarter net sales for Automotive were $3.7 billion, an increase of 2.5% from 2024. The increase consisted of a 4.1% benefit from acquisitions, partially offset by a 0.8% decrease in comparable sales and 0.8% net unfavorable impact of foreign currency and other, primarily due to the stronger U.S. dollar. Our comparable sales decrease was primarily driven by one less selling day in the U.S. compared to the first quarter of 2024. We experienced a strong contribution from our prior year U.S. acquisitions in Automotive, which enhanced our ability to serve customers.

Industrial
First quarter net sales for Industrial were $2.2 billion, a decrease of 0.4% compared to 2024. The decrease in sales reflects a 0.7% decrease in comparable sales, and a 1.0% unfavorable impact of foreign currency. These were partially offset by a 1.3% benefit from acquisitions. The decline in comparable sales was primarily due to one less selling day in the U.S. compared to the first quarter of 2024, which impacted sales by 150 basis points, and was partially offset by improvements in market conditions.
Although conditions in the industrial market remained challenging, the Purchasing Managers’ Index (PMI) data showed sequential improvement from the contractionary levels at the end of 2024 to a level approaching expansionary territory in the early stages of the first quarter of 2025 before declining in March. The impact of this shift on our sales results remains uncertain.
Gross Profit and Gross Margin
Gross profit increased $99 million, or 4.8%, during the first quarter of 2025 compared to last year, and gross margin increased 120 basis points to 37.1% compared to that same period of the previous year. These increases primarily reflect the benefit of acquired businesses and our ongoing pricing and sourcing initiatives.
Selling, Administrative and Other Expenses
SG&A expenses increased $135 million, or 8.6%, during the first quarter of 2025 compared to the first quarter of 2024. Of the 8.6% increase, 6.0% was from acquisitions and 2.6% was from other cost increases. We incurred higher SG&A expenses due to acquisitions, primarily increased personnel and rent costs from operating the U.S. automotive stores we acquired in 2024. Additionally, we incurred $14 million of lease and other exit costs related to the ongoing integration of those stores. We expect the SG&A impact of acquired stores to diminish over time as we realize the anticipated synergies from these acquisitions. The remaining SG&A increase is primarily due to planned salary and merit adjustments and increased rent from lease renewals in a higher rate environment, partially offset by $27 million in benefits from our global restructuring. We have taken extensive actions to adjust our cost structure through our global restructuring.
SG&A expenses as a percentage of sales increased to 29.1% of sales in the first quarter of 2025 compared to 27.2% last year, but improved sequentially from the fourth quarter of 2024. The 190 basis point increase was primarily driven by increased SG&A expenses from acquisitions and other items, as discussed above, and cost deleveraging from lower organic sales growth.
Restructuring and Other Costs
We incurred $55 million of restructuring and other costs during the first quarter of 2025 as part of our global restructuring which was approved and initiated in February 2024 and remains on track to deliver an improved overall cost structure. Restructuring and other costs decreased $28 million compared to the prior year period, reflecting the completion of certain initiatives in 2024, including a voluntary retirement program. For additional details, refer to the Restructuring Footnote in the Notes to Condensed Consolidated Financial Statements.
Depreciation and Amortization
Depreciation and amortization expenses increased $25 million related to planned investments in technology and supply chain initiatives.
Non-Operating Expenses and Income
We incurred $36 million in net non-operating expenses for the three months ended March 31, 2025, a $42 million change from $5 million in net non-operating income in the prior year period. This category primarily includes net interest expense, pension and investment income, foreign currency gains and losses, and fees associated with our Accounts Receivable Sales Agreement ("A/R Sales Agreement"). The $42 million expense increase includes the effects of a $20 million increase in net interest expense in 2025, due to increased borrowings, and a $13 million decrease in pension income as a result of changes in expected returns due to the planned termination of our U.S. pension plan.
Income Taxes
Our effective income tax rates were 22.7% and 23.5% for first quarter 2025 and 2024, respectively. The rate decrease from 2024 is primarily due to a shift in the mix of earnings across our businesses due to one-time U.S. pension transaction costs partially offset by routine tax position adjustments.

Net Income and Adjusted Net Income
First quarter 2025 net income was $194 million, a decrease of 21.9% compared to net income of $249 million for the same three month period of the prior year. On a per share diluted basis, net income was $1.40, a decrease of 21.3% compared to $1.78 in the prior year period. These decreases are primarily due to lost profit from one less selling day in the U.S. compared to the prior year period, higher depreciation and interest expenses from ongoing investments, lower pension income due to a change in our investing strategy related to our planned U.S. pension plan termination, and certain foreign currency headwinds.. These factors were partially offset by a 120 basis point gross margin improvement year-over-year, driven by the continued execution of our strategic pricing and sourcing initiatives as well as contributions from prior-year acquisitions.
First quarter 2025 adjusted net income was $243 million, a decrease of 21.8% compared to the prior year period. On a per share basis, first quarter 2025 adjusted net income was $1.75, a decrease of 21.2% compared to $2.22 in the prior year period. First quarter 2025 adjusted EBITDA was $473 million, a decrease of 8.4% from the prior year period.
The decreases in these measures are primarily the result of softer market conditions and one less sales day in the first quarter of 2025 compared to the same period last year.
Segment EBITDA
Automotive
Automotive EBITDA decreased $34 million, or 10.7%, in the first quarter compared to the prior year period, and Automotive EBITDA margin decreased to 7.8% compared to 8.9% in the prior year period, driven by the following factors. Automotive segment sales grew $91 million, or 2.5%, in the first quarter of 2025 due to contributions from prior year strategic acquisitions of independent stores in our U.S. business, partially offset by one less selling day. Gross profit increased $96 million, or 7%, and gross margin improved 160 basis points primarily due primarily to the acquisitions in our U.S. business and strategic sourcing initiatives. Our gross profit improvement was offset by rising operating expenses. Operating expenses increased $130 million, mainly driven by increased personnel and rent costs, which increased primarily from operating the U.S. stores we acquired in 2024. We expect the expense impact of acquired stores to diminish over time as we realize the anticipated synergies from these acquisitions. The increase in operating expenses was primarily due to acquisitions, however declines in Automotive EBITDA and EBITDA margin largely were driven by loss of expense leverage due to lower organic sales growth in our existing businesses.
Industrial
Industrial EBITDA and EBITDA margin both remained flat in the first quarter compared to 2024. Industrial segment sales declined $8 million, or 0.4%, primarily driven by a decline of 0.7% in comparable sales due to one less selling day in the U.S. compared to the prior year period, partially offset by a 1.3% benefit from acquisitions. Gross profit and operating expenses in our Industrial segment remained largely unchanged compared to the prior year. These results highlight continued benefits of our global restructuring efforts within the Industrial segment, enabling effective cost management in an uncertain economic environment.
Corporate EBITDA and Other Segment Reconciling items
Corporate EBITDA amounted to a loss of $91 million, or 1.6% of net sales, for the three months ended March 31, 2025, compared to a loss of $82 million, or 1.4% of net sales, in for the three months ended March 31, 2024. We continue to consolidate certain back-office functions at Corporate to streamline operations and drive improvements. Our operational objective is to maintain Corporate EBITDA within a range of 1.5% to 2.0% of net sales.
Corporate EBITDA loss increased primarily due to increased personnel costs and ongoing investments in technology.
Other unallocated costs represent restructuring and other costs and acquisition and integration related costs and other. These decreased year-over-year due to the aforementioned decrease in costs related to the global restructuring initiative that was approved in February 2024.
EBITDA
EBITDA was $404 million for the three months ended March 31, 2025, a decrease of 6.7% from $433 million during the prior year period. Adjusted EBITDA was $473 million in the first quarter of 2025, a decrease of 8.4% from $517 million during the prior year period. Decreases in adjusted EBITDA were primarily driven by lost profit from one less selling day in the U.S. compared to the prior year period, higher depreciation and interest expenses from planned investments, lower pension income due to a change in our investment strategy related to our planned U.S. pension plan termination, and certain foreign currency headwinds. These factors were partially offset by a 120 basis point gross margin improvement year-over-year, driven by the continued execution of our strategic pricing and sourcing initiatives as well as contributions from prior-year acquisitions.
Adjusted net income, adjusted diluted EPS, EBITDA and adjusted EBITDA are non-GAAP measures (see table below for reconciliations to the most directly comparable GAAP measures).
Non-GAAP Financial Measures
The following tables set forth reconciliations of net income and diluted EPS to adjusted net income and adjusted diluted EPS, respectively, to account for the impact of adjustments. We also include a reconciliation from net income to adjusted EBITDA. We believe that the presentation of adjusted net income, adjusted diluted EPS, and adjusted EBITDA, which are not calculated in accordance with GAAP, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to both management and investors that is indicative of our core operations. We consider these metrics useful to investors because they provide greater transparency into management’s view and assessment of our ongoing operating performance by removing items management believes are not representative of our operations and may distort our longer-term operating trends. For example, for the three months ended March 31, 2025, certain of the non-GAAP metrics contained herein exclude costs relating to our global restructuring initiative and acquisition of acquired independent automotive stores, which are one-time events that do not recur in the ordinary course of business. We believe the non-GAAP metrics included herein also enhance the comparability of our results from period to period and with our competitors, as well as to show ongoing results from operations distinct from items that are infrequent or not associated with our core operations. We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.

	Three Months Ended March 31,
(in thousands)	2025	2024
GAAP net income	$194,392	$248,894

Adjustments:
Restructuring and other costs (1)	54,770	83,042
Acquisition and integration related costs and other (2)	14,035	—
Total adjustments	68,805	83,042
Tax impact of adjustments (3)	(20,124)	(21,038)
Adjusted net income	$243,073	$310,898

The table below represents amounts per common share assuming dilution:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
GAAP diluted earnings per share	$1.40	$1.78

Adjustments:
Restructuring and other costs (1)	0.39	0.59
Acquisition and integration related costs and other (2)	0.10	—
Total adjustments	0.49	0.59
Tax impact of adjustments (3)	(0.14)	(0.15)
Adjusted diluted earnings per share	$1.75	$2.22
Weighted average common shares outstanding – assuming dilution	139,200	140,096
(1)    Amount reflects costs related to the global restructuring initiative which includes a voluntary retirement offer in the U.S. in 2024, and rationalization and optimization of certain distribution centers, stores and other facilities.
(2)    Amount primarily reflects lease and other exit costs related to the ongoing integration of acquired independent automotive stores.
(3)    We determine the tax effect of non-GAAP adjustments by considering the tax laws and statutory income tax rates applicable in the tax jurisdictions of the underlying non-GAAP adjustments, including any related valuation allowances. For the three months ended March 31, 2025, we applied the statutory income tax rates to the taxable portion of all of our adjustments, which resulted in a favorable tax impact of $20 million.
The table below represents a reconciliation from GAAP net income to adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2025	2024
GAAP net income	$194,392	$248,894
Depreciation and amortization	115,435	90,610
Interest expense, net	37,216	17,690
Income taxes	57,245	76,287
EBITDA	404,288	433,481
Total adjustments (1)	68,805	83,042
Adjusted EBITDA	$473,093	$516,523
(1)    Amounts are the same as adjustments included within the adjusted net income table above.
The table below clarifies where the adjusted items are presented in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
(in thousands)	2025	2024
Line item:
Selling, administrative and other expenses	$14,035	$—
Restructuring and other costs	54,770	83,042
Total adjustments	$68,805	$83,042
Financial Condition
Our cash and cash equivalents balance was $420 million as of March 31, 2025, a decrease of $60 million from December 31, 2024. For the three months ended March 31, 2025, we had net cash used in operating activities of $41 million, net cash used in investing activities of $155 million and net cash provided by financing activities of $129 million.

Cash from operations decreased mainly due to lower net income and working capital changes primarily driven by seasonal sales and purchasing trends. We had $155 million in net cash used for investing activities primarily consisting of capital expenditures and acquisitions of $194 million, partially offset by $23 million in cash inflows from settling net investment hedges. The financing activities consisted primarily of $772 million in net proceeds of commercial paper, partially offset by $500 million in commercial paper borrowings to repay the principal amount of our 1.75% Unsecured Senior Notes due February 1, 2025 and $134 million for dividends paid to our shareholders.
Accounts receivable increased $324 million, or 14.9%, from December 31, 2024. Inventory increased $119 million, or 2.1%. Accounts receivable and inventory were both impacted by first quarter increase in revenues and related product demand. Accounts payable increased $88 million, or 1.5% from December 31, 2024, in line with the increase in inventory. Total debt of $4.6 billion at March 31, 2025 increased $305 million, or 7.1%, from December 31, 2024.
Liquidity and Capital Resources
As of March 31, 2025, we had $420 million of cash and cash equivalents, as well as $2 billion in undrawn capacity on our Revolving Credit Agreement, before giving effect to commercial paper borrowings. From time to time, we may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk. We currently believe that the existing lines of credit, commercial paper program, and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
As announced in 2024, our Board of Directors approved the termination of the frozen U.S. qualified defined benefit pension plan, effective September 30, 2024. In the first quarter of 2025, the change in our investing strategy related to our planned U.S. pension plan termination resulted in lower pension income given the change in expected asset returns. Settlement is expected between late 2025 and early 2026.
On March 20, 2025, we amended our Unsecured Revolving Credit Facility to expand the borrowing capacity from $1.5 billion to $2.0 billion and extend the maturity date to March 20, 2030. We had no outstanding borrowings under the Unsecured Revolving Credit Facility as of March 31, 2025.
On March 27, 2025, we amended our commercial paper program to expand the borrowing capacity from $1.5 billion to $2.0 billion. We had $775 million outstanding under our commercial paper program as of March 31, 2025, of which $500 million was used to repay the principal amount of our 1.75% Unsecured Senior Notes with a maturity date of February 1, 2025. The net proceeds of issuances from the remaining outstanding amount have been and are expected to continue to be used for general corporate purposes.
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
We expect to be able to continue to borrow funds at reasonable rates over the long term. At March 31, 2025, our total average cost of debt was 3.98%, and we remain in compliance with all covenants connected with our borrowings.
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
On February 18, 2025, we announced a 3% increase in the regular quarterly cash dividend for 2025. Our Board of Directors increased the cash dividend payable to an annual rate of $4.12 per share compared with the prior year dividend of $4.00 per share. We have paid a cash dividend every year since going public in 1948, and 2025 will mark the 69th consecutive year of increased dividends paid to shareholders.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our 2024 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2024.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings may be found in the Commitments and Contingencies Footnote in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Item 1A. Risk Factors
The information presented below supplements the risk factors previously reported in Part 1, ITEM 1A, "Risk Factors", in our 2024 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Changes in legislation or government regulations or policies, particularly those relating to international trade and taxation, could have a significant impact on our results of operations.
Our business is global, and changes to existing international trade agreements, blocking of foreign trade, increased protectionism, or imposition of tariffs on foreign goods could, among other things, weaken consumer confidence, negatively impact employment rates in industries on which we are dependent, result in higher cost of goods sold and lower gross profit and margins, cause supply chain delays or disruptions or diminishing returns on capital investments, including with respect to our ongoing distribution center optimization initiative, and deter customers in our industrial segment from pursuing facilities and automation projects, all of which could have an adverse impact on our business, results of operations, financial condition and cash flows in future periods.
Additionally, in the first quarter of 2025, the United States imposed increased tariffs on foreign imports into the United States, including an additional 20% tariff on all product imports from China, an additional 25% tariff on all product imports from Mexico and Canada, as well as additional proposed tariffs on other countries. The tariff policy environment has been and is expected to continue to be dynamic, and we cannot predict what additional actions may ultimately be taken by the United States or other governments with respect to tariffs or trade relations, including retaliatory trade measures taken by other countries in response to existing or future United States tariffs or other measures. As a result, we may be required to, among other things, take steps to mitigate the impact of tariffs on our businesses, including by raising the prices on products subject to such tariffs to share these costs with our customers and/or by making changes to our supply chain practices, sources of supply, or manufacturing locations, which could also have significant impacts on our financial results.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the purchases of shares of our common stock during the three months ended March 31, 2025:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2025 through January 31, 2025	1,071	$117.98	—	7,452,811
February 1, 2025 through February 28, 2025	9,048	$120.84	—	7,452,811
March 1, 2025 through March 31, 2025	10,545	$122.17	—	7,452,811
Totals	20,664	$121.37	—	7,452,811
(1)Consists of shares surrendered by employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of share appreciation rights and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 7.5 million shares authorized remain available to be repurchased. There were no other repurchase plans announced as of March 31, 2025.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
(a) The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	By-Laws of the Company, as amended and restated November 19, 2018 (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 19, 2018)

Exhibit 10.1	Amendment No. 5 to the Syndicated Facility Agreement, dated as of March 20, 2025

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer – filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer – filed herewith

Exhibit 32
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer and Chief Financial Officer – furnished herewith

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the period ended March 31, 2025 formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: April 22, 2025	/s/ Bert Nappier
Bert Nappier
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)