Form 10-Q
period 2025-06-30
GENUINE PARTS CO
filed 2025-07-22
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 139,092,294 shares of common stock outstanding as of July 17, 2025.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$457,993	$479,991
Trade accounts receivable, less allowance for doubtful accounts (2025 – $76,830; 2024 – $68,976)	2,600,737	2,182,856
Merchandise inventories, net	5,774,046	5,514,427
Prepaid expenses and other current assets	1,640,974	1,675,310
Total current assets	10,473,750	9,852,584
Goodwill	3,094,594	2,897,270
Other intangible assets, less accumulated amortization	1,877,578	1,799,031
Property, plant and equipment, less accumulated depreciation (2025 – $1,950,462; 2024 – $1,771,785)	2,053,449	1,950,760
Operating lease assets	1,939,322	1,769,720
Other assets	992,374	1,013,340
Total assets	$20,431,067	$19,282,705

Liabilities and equity
Current liabilities:
Trade accounts payable	$5,996,943	$5,923,684
Short-term borrowings	961,451	41,705
Current portion of long-term debt	101,230	500,000
Dividends payable	143,265	134,355
Other current liabilities	2,010,259	1,925,636
Total current liabilities	9,213,148	8,525,380
Long-term debt	3,744,118	3,742,640
Operating lease liabilities	1,614,961	1,458,391
Pension and other post–retirement benefit liabilities	222,244	218,629
Deferred tax liabilities	430,497	441,705
Other long-term liabilities	487,181	544,109
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2025 – 139,092,221 shares; 2024 – 138,779,664 shares	139,092	138,780
Additional paid-in capital	205,146	196,532
Accumulated other comprehensive loss	(1,068,219)	(1,261,743)
Retained earnings	5,426,894	5,263,838
Total parent equity	4,702,913	4,337,407
Noncontrolling interests in subsidiaries	16,005	14,444
Total equity	4,718,918	4,351,851
Total liabilities and equity	$20,431,067	$19,282,705
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net sales	$6,164,425	$5,962,567	$12,030,494	$11,746,198
Cost of goods sold	3,840,037	3,782,264	7,532,422	7,491,240
Gross profit	2,324,388	2,180,303	4,498,072	4,254,958
Operating expenses:
Selling, administrative and other expenses	1,771,195	1,647,456	3,480,874	3,222,383
Depreciation and amortization	123,018	99,202	238,453	189,812
Provision for doubtful accounts	7,625	5,678	13,480	11,889
Restructuring and other costs	45,712	29,760	100,482	112,802
Total operating expenses	1,947,550	1,782,096	3,833,289	3,536,886
Non-operating expenses (income):
Interest expense, net	40,211	21,921	77,427	39,611
Other	(1,930)	(9,915)	(2,838)	(32,921)
Total non-operating expenses (income)	38,281	12,006	74,589	6,690
Income before income taxes	338,557	386,201	590,194	711,382
Income taxes	83,677	90,657	140,922	166,944
Net income	$254,880	$295,544	$449,272	$544,438
Basic earnings per share	$1.83	$2.12	$3.23	$3.91
Diluted earnings per share	$1.83	$2.11	$3.23	$3.89
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$254,880	$295,544	$449,272	$544,438
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments,net of income taxes in 2025 — $40,342 and $57,108; 2024 — $3,419 and $11,611	136,828	15,278	186,157	(64,642)
Pension and postretirement benefit adjustments, net of income taxes in 2025 — $1,325 and $2,652; 2024 — $1,063 and $2,126	3,683	2,887	7,367	5,775
Other comprehensive income (loss), net of income taxes	140,511	18,165	193,524	(58,867)
Comprehensive income	$395,391	$313,709	$642,796	$485,571

See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2025
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
April 1, 2025	138,788,979	$138,789	$204,595	$(1,208,730)	$5,315,279	$4,449,933	$14,630	$4,464,563
Net income	—	—	—	—	254,880	254,880	—	254,880
Other comprehensive income, net of tax	—	—	—	140,511	—	140,511	—	140,511
Cash dividend declared, $1.03 per share	—	—	—	—	(143,265)	(143,265)	—	(143,265)
Shares issued from employee incentive plans	303,242	303	(15,055)	—	—	(14,752)	—	(14,752)
Share-based compensation	—	—	15,606	—	—	15,606	—	15,606
Purchase of stock	—	—	—	—	—	—	—	—
Noncontrolling interest activities	—	—	—	—	—	—	1,375	1,375
June 30, 2025	139,092,221	$139,092	$205,146	$(1,068,219)	$5,426,894	$4,702,913	$16,005	$4,718,918

	Six Months Ended June 30, 2025
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2025	138,779,664	$138,780	$196,532	$(1,261,743)	$5,263,838	$4,337,407	$14,444	$4,351,851
Net income	—	—	—	—	449,272	449,272	—	449,272
Other comprehensive income, net of tax	—	—	—	193,524	—	193,524	—	193,524
Cash dividend declared, $2.06 per share	—	—	—	—	(286,216)	(286,216)	—	(286,216)
Shares issued from employee incentive plans	312,557	312	(15,566)	—	—	(15,254)	—	(15,254)
Share-based compensation	—	—	24,180	—	—	24,180	—	24,180
Purchase of stock	—	—	—	—	—	—	—	—
Noncontrolling interest activities	—	—	—	—	—	—	1,561	1,561
June 30, 2025	139,092,221	$139,092	$205,146	$(1,068,219)	$5,426,894	$4,702,913	$16,005	$4,718,918

	Three Months Ended June 30, 2024
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
April 1, 2024	139,335,342	$139,335	$179,349	$(1,053,904)	$5,137,597	$4,402,377	$14,799	$4,417,176
Net income	—	—	—	—	295,544	295,544	—	295,544
Other comprehensive income, net of tax	—	—	—	18,165	—	18,165	—	18,165
Cash dividend declared, $1.00 per share	—	—	—	—	(139,376)	(139,376)	—	(139,376)
Shares issued from employee incentive plans	259,702	259	(16,828)	—	—	(16,569)	—	(16,569)
Share-based compensation	—	—	18,006	—	—	18,006	—	18,006
Purchase of stock	(249,026)	(248)	—	—	(37,251)	(37,499)	—	(37,499)
Noncontrolling interest activities	—	—	—	—	—	—	676	676
June 30, 2024	139,346,018	$139,346	$180,527	$(1,035,739)	$5,256,514	$4,540,648	$15,475	$4,556,123

	Six Months Ended June 30, 2024
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2024	139,567,071	$139,567	$173,025	$(976,872)	$5,065,327	$4,401,047	$15,938	$4,416,985
Net income	—	—	—	—	544,438	544,438	—	544,438
Other comprehensive loss, net of tax	—	—	—	(58,867)	—	(58,867)	—	(58,867)
Cash dividend declared, $2.00 per share	—	—	—	—	(278,761)	(278,761)	—	(278,761)
Shares issued from employee incentive plans	288,513	288	(19,068)	—	—	(18,780)	—	(18,780)
Share-based compensation	—	—	26,570	—	—	26,570	—	26,570
Purchase of stock	(509,566)	(509)	—	—	(74,490)	(74,999)	—	(74,999)
Noncontrolling interest activities	—	—	—	—	—	—	(463)	(463)
June 30, 2024	139,346,018	$139,346	$180,527	$(1,035,739)	$5,256,514	$4,540,648	$15,475	$4,556,123
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2025	2024
Operating activities:
Net income	$449,272	$544,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238,453	189,812
Share-based compensation	24,180	26,570
Excess tax deficiency (benefits) from share-based compensation	7,073	(8,233)
Other operating activities, including changes in operating assets and liabilities	(549,863)	(140,672)
Net cash provided by operating activities	169,115	611,915
Investing activities:
Purchases of property, plant and equipment	(248,822)	(259,245)
Proceeds from sale of property, plant and equipment	19,451	73,645
Acquisitions of businesses	(111,973)	(581,141)
Other investing activities	23,394	4,715
Net cash used in investing activities	(317,950)	(762,026)
Financing activities:
Proceeds from debt	21,405	16
Payments on debt	(522,637)	(104,355)
Net proceeds of commercial paper	916,587	99,706
Shares issued from employee incentive plans	(15,254)	(18,780)
Dividends paid	(277,306)	(272,021)
Purchases of stock	—	(74,999)
Other financing activities	(20,268)	(11,893)
Net cash provided by (used in) financing activities	102,527	(382,326)
Effect of exchange rate changes on cash and cash equivalents	24,310	(14,293)
Net decrease in cash and cash equivalents	(21,998)	(546,730)
Cash and cash equivalents at beginning of period	479,991	1,102,007
Cash and cash equivalents at end of period	$457,993	$555,277
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
In the opinion of management, all adjustments necessary for a fair presentation of our financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results for the year ended December 31, 2025. We have evaluated subsequent events through the date the unaudited Condensed Consolidated Financial Statements covered by this quarterly report were issued.
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
Prepaid Expenses and Other Current Assets
The following table provides a detail of prepaid expenses and other current assets reported within the Condensed Consolidated Balance Sheets as of:

(in thousands)	June 30, 2025	December 31, 2024
Prepaid expenses	$170,430	$118,401
Consideration receivable from vendors	969,800	972,842
Other current assets	500,744	584,067
Total prepaid expenses and other current assets	$1,640,974	$1,675,310
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
The following table summarizes the classification and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships (in thousands):

		June 30, 2025		December 31, 2024
Instrument	Balance Sheet Location	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contract	Prepaid expenses and other current assets	$245,960	$4,394	$1,867,966	$85,834
Forward contracts	Other current liabilities	$1,633,396	$83,467	$—	$—
Foreign currency debt	Long-term debt	€475,000	$556,700	€475,000	$494,285
The tables below presents gains and losses related to designated net investment hedges:

	Gain (Loss) Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2025	2024	2025	2024
Three Months Ended June 30,
Net investment hedges:
Forward contracts	$(110,006)	$6,994	$5,755	$4,651
Foreign currency debt	(42,228)	5,670	—	—
Total	$(152,234)	$12,664	$5,755	$4,651

	Gain (Loss) Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2025	2024	2025	2024
Six Months Ended June 30,
Net investment hedges:
Forward contracts	$(153,086)	$20,256	$11,514	$9,020
Foreign currency debt	(62,415)	22,750	—	—
Total	$(215,501)	$43,006	$11,514	$9,020
Fair Value of Financial Instruments
As of June 30, 2025, the fair value of our senior unsecured notes was approximately $3.8 billion, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.
Guarantees
We guarantee the borrowings of certain independently controlled automotive parts stores and businesses (“independents”). While such borrowings of the independents are outstanding, we are required to maintain compliance with certain covenants. As of June 30, 2025, we were in compliance with all such covenants.
As of June 30, 2025, the total borrowings of the independents subject to guarantee by us were approximately $573 million. These loans generally mature over periods from one to six years. We regularly monitor the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents that participate in the guarantee programs. In the event that we are required to make payments in connection with these guarantees, we would obtain and liquidate certain collateral pledged by the independents (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. We recognize a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, we have not had significant losses in connection with guarantees of independents’ borrowings and the current expected credit loss reserve is not material. As of June 30, 2025, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
As of June 30, 2025, we have recognized $37 million of certain assets and liabilities for the guarantees related to the independents’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the Condensed Consolidated Balance Sheets. The liabilities relate to our noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from our current expected credit loss reserve.
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
All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our Condensed Consolidated Statement of Cash Flows. As of June 30, 2025 and December 31, 2024, the outstanding payment obligations to the financial institutions were $3.2 billion and $3.3 billion, respectively. The amount settled through the SCF program was $2.2 billion and $2.0 billion for the six months ended June 30, 2025 and June 30, 2024, respectively.

(in thousands)	June 30, 2025
Obligations outstanding at the beginning of the period	$3,365,836
Invoices confirmed during the period	2,035,678
Confirmed invoices paid during the period	(2,215,695)
Confirmed obligations outstanding at the end of the period	$3,185,819
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
The following table summarizes basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income	$254,880	$295,544	$449,272	$544,438

Weighted average common shares outstanding	138,990	139,358	138,887	139,394
Dilutive effect of stock options and non-vested restricted stock awards	254	471	320	567
Weighted average common shares outstanding – assuming dilution	139,244	139,829	139,207	139,961
Basic earnings per share	$1.83	$2.12	$3.23	$3.91
Diluted earnings per share	$1.83	$2.11	$3.23	$3.89
2. Segment Information
Automotive Segment
The following table presents a summary of our reportable Automotive segment financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net sales	$3,912,281	$3,726,991	$7,577,169	$7,301,011
Cost of goods sold	2,275,249	2,219,302	4,432,073	4,381,018
Gross profit	1,637,032	1,507,689	3,145,096	2,919,993
Operating expenses	1,299,040	1,144,820	2,521,597	2,237,448
EBITDA	$337,992	$362,869	$623,499	$682,545

Gross margin (1)	41.8%	40.5%	41.5%	40.0%
Operating expenses as a percentage of net sales	33.2%	30.7%	33.3%	30.6%
EBITDA margin (2)	8.6%	9.7%	8.2%	9.3%

Industrial Segment
The following table presents a summary of our reportable Industrial segment financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net sales	$2,252,144	$2,235,576	$4,453,325	$4,445,187
Cost of goods sold	1,564,815	1,555,514	3,100,409	3,102,814
Gross profit	687,329	680,062	1,352,916	1,342,373
Operating expenses	399,191	395,102	786,067	778,426
EBITDA	$288,138	$284,960	$566,849	$563,947

Gross margin (1)	30.5%	30.4%	30.4%	30.2%
Operating expenses as a percentage of net sales	17.7%	17.7%	17.7%	17.5%
EBITDA margin (2)	12.8%	12.7%	12.7%	12.7%
(1)Gross margin is gross profit as a percentage of net sales.
(2)EBITDA margin is earnings before interest, taxes, depreciation and amortization ("EBITDA") as a percentage of net sales.
Additional Information
The following table presents a reconciliation from EBITDA to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Segment EBITDA
Automotive	$337,992	$362,869	$623,499	$682,545
Industrial	288,138	284,960	566,849	563,947
Corporate EBITDA (1)	(78,632)	(78,480)	(169,757)	(160,620)
Interest expense, net	(40,211)	(21,921)	(77,427)	(39,611)
Depreciation and amortization	(123,018)	(99,202)	(238,453)	(189,812)
Other unallocated costs (2)	(45,712)	(62,025)	(114,517)	(145,067)
Income before income taxes	338,557	386,201	590,194	711,382
Income taxes	(83,677)	(90,657)	(140,922)	(166,944)
Net Income	$254,880	$295,544	$449,272	$544,438
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
(2)The following table presents a summary of the other unallocated costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Other unallocated costs:
Restructuring and other costs (3)	$(45,712)	$(37,247)	$(100,482)	$(120,289)
Acquisition and integration related costs and other (4)	—	(24,778)	(14,035)	(24,778)
Total other unallocated costs	$(45,712)	$(62,025)	$(114,517)	$(145,067)

(3)Please refer to the Restructuring and Other Costs Footnote in the Notes to Condensed Consolidated Financial Statements for more information.
(4)Adjustment primarily reflects lease and other exit costs related to the ongoing integration of acquired independent automotive stores.
The following table presents a summary of our reportable segment total assets, as well as Corporate and other unallocated reconciling items:

	As of June 30,
(in thousands)	2025	2024
Assets:
Automotive	$11,337,753	$10,075,903
Industrial	3,464,425	3,532,669
Corporate (5)	656,717	583,199
Goodwill and other intangible assets	4,972,172	4,677,622
Total assets	$20,431,067	$18,869,393
Long-lived assets:
United States	$1,199,197	$1,071,053
Europe	417,116	358,682
Canada	199,785	163,864
Australasia	236,388	193,344
Mexico	963	879
Total long-lived assets	$2,053,449	$1,787,822
(5)Corporate is a reconciling category that includes our corporate offices, substantially all financing activities and any other items that are not allocated to the business segments other than goodwill and other intangible assets.
The following table presents a summary of select financial information by reportable segment, as well as Corporate and other unallocated reconciling items:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Depreciation and amortization:
Automotive	$57,611	$49,089	$117,714	$95,829
Industrial	9,828	8,166	19,492	16,314
Corporate	17,788	7,262	26,585	8,884
Intangible asset amortization	37,791	34,685	74,662	68,785
Total depreciation and amortization	$123,018	$99,202	$238,453	$189,812
Capital expenditures:
Automotive	$66,911	$80,930	$132,045	$146,662
Industrial	4,070	20,290	19,236	32,703
Corporate	58,001	38,457	97,541	78,966
Total capital expenditures	$128,982	$139,677	$248,822	$258,331
Net sales:
United States	$3,991,977	$3,899,904	$7,845,755	$7,683,833
Europe	1,013,110	961,854	1,985,975	1,938,636
Canada	547,322	531,711	1,010,796	1,004,514
Australasia	586,697	546,648	1,139,051	1,076,481
Mexico	25,319	22,450	48,917	42,734
Total net sales	$6,164,425	$5,962,567	$12,030,494	$11,746,198

Net sales are disaggregated by geographical region for each of our reportable segments, as we deem this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
North America:
Automotive	$2,444,377	$2,352,254	$4,709,158	$4,549,144
Industrial	2,120,241	2,101,811	4,196,310	4,181,937
Total North America	$4,564,618	$4,454,065	$8,905,468	$8,731,081
Australasia:
Automotive	$454,794	$412,883	$882,036	$813,231
Industrial	131,903	133,765	257,015	263,250
Total Australasia	$586,697	$546,648	$1,139,051	$1,076,481
Europe – Automotive	$1,013,110	$961,854	$1,985,975	$1,938,636
Total net sales	$6,164,425	$5,962,567	$12,030,494	$11,746,198
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
The total principal amount outstanding of receivables sold is approximately $1.0 billion and $1.0 billion as of June 30, 2025 and December 31, 2024, respectively. The amount of receivables pledged as collateral as of June 30, 2025 and December 31, 2024 is approximately $1.5 billion and $1.3 billion, respectively.
The following table summarizes the activity under the A/R Sales Agreement for the:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Receivables sold to the financial institutions and derecognized	$2,106,139	$2,135,710	$4,209,403	$4,305,752
Cash collected on sold receivables	$2,106,135	$2,135,626	$4,209,391	$4,305,670
Continuous cash activity related to the A/R Sales Agreement is reflected in net cash provided by (used in) operating activities in the Condensed Consolidated Statements of Cash Flows. The SPE incurs fees due to the unaffiliated financial institutions related to the accounts receivable sales transactions. Those fees, which totaled $26 million and $31 million for the six months ended June 30, 2025 and 2024, respectively, are recorded within other non-operating expense (income) in the Condensed Consolidated Statements of Income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institutions any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of June 30, 2025 and December 31, 2024 is not material. The servicing liability related to our collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.

4. Debt
Unsecured Revolving Credit Facility
On October 30, 2020, we entered into a $1.5 billion Syndicated Facility Agreement (as amended, the "Unsecured Revolving Credit Facility"). On March 20, 2025, we amended the Unsecured Revolving Credit Facility to expand the borrowing capacity from $1.5 billion to $2.0 billion and extend the maturity date to March 20, 2030. We had no outstanding borrowings under the Unsecured Revolving Credit Facility as of June 30, 2025 or December 31, 2024.
Commercial Paper Program
On November 29, 2023, we established a commercial paper program that allows us to issue unsecured commercial paper notes up to $1.5 billion outstanding. We amended our commercial paper program on March 27, 2025 to expand the maximum borrowing capacity from $1.5 billion to $2.0 billion. The maturities of the commercial paper notes vary but may not exceed 364 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and rank pari passu with unsecured and unsubordinated indebtedness. The notes are issued at par less a discount representing an interest factor or, if interest bearing, at par. The net proceeds of issuances of the commercial paper notes have been used to repay certain of our unsecured senior notes (as described below) and have been and are expected to continue to be used for general corporate purposes. We had $922 million outstanding under our commercial paper program as of June 30, 2025, presented in Short-term borrowings on the Condensed Consolidated Balance Sheet, and no outstanding borrowings as of December 31, 2024. The weighted average interest rate of our commercial paper outstanding as of June 30, 2025 was 4.69%.
In the Condensed Consolidated Statement of Cash Flows, we present commercial paper activity with original maturities of three months or less on a net basis given their short-term nature.
Notes and Other Borrowings
In addition to funding other working capital requirements, we used commercial paper borrowings to repay the $500 million principal amount of our 1.75% Unsecured Senior Notes due February 1, 2025.
Covenants
Certain borrowings require us to comply with a financial covenant with respect to a maximum debt to EBITDA ratio. At June 30, 2025, we were in compliance with all such covenants.
5. Employee Benefit Plans
Net periodic benefit income from our pension plans included the following components for our pension benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Service cost	$1,576	$1,711	$3,101	$3,438
Interest cost	22,931	25,324	45,760	50,689
Expected return on plan assets	(29,222)	(44,339)	(58,305)	(88,743)
Amortization of prior service cost	285	281	570	562
Amortization of actuarial loss	4,619	3,567	9,241	7,134
Net periodic loss (income)	$189	$(13,456)	$367	$(26,920)
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
6. Acquisitions
We acquired several businesses for approximately $211 million and $651 million, which includes certain non-cash consideration and is net of cash acquired, during the six months ended June 30, 2025 and June 30, 2024, respectively. For each acquisition, we allocate the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. We recorded approximately $103 million of goodwill and other intangible assets associated with these acquisitions, primarily related to a U.S. acquisition in our Industrial segment. Other intangible assets acquired of $50 million consisted of customer relationships with weighted average amortization lives of 20 years. The results of operations for acquired businesses are included in our Condensed Consolidated Statements of Income beginning on their respective acquisition dates. During the six months ended June 30, 2025, we recognized approximately $37 million and $29 million of revenue related to our current year Automotive and Industrial acquisitions, respectively.
7. Accumulated Other Comprehensive Loss
The following tables present the changes in AOCL by component for the six months ended June 30:

	Changes in Accumulated Other Comprehensive Loss by Component, Net of Income Taxes
(in thousands)	Pension and Other Post-Retirement Benefits	Foreign Currency Translation	Total
Beginning balance, January 1, 2025	$(581,000)	$(680,743)	$(1,261,743)
Other comprehensive income before reclassifications	—	186,157	186,157
Amounts reclassified from accumulated other comprehensive loss	7,367	—	7,367
Other comprehensive income, net of income taxes	7,367	186,157	193,524
Ending balance, June 30, 2025	$(573,633)	$(494,586)	$(1,068,219)

	Changes in Accumulated Other Comprehensive Loss by Component, Net of Income Taxes
(in thousands)	Pension and Other Post-Retirement Benefits	Foreign Currency Translation	Total
Beginning balance, January 1, 2024	$(517,941)	$(458,931)	$(976,872)
Other comprehensive (loss) before reclassifications	—	(64,642)	(64,642)
Amounts reclassified from accumulated other comprehensive loss	5,775	—	5,775
Other comprehensive income (loss), net of income taxes	5,775	(64,642)	(58,867)
Ending balance, June 30, 2024	$(512,166)	$(523,573)	$(1,035,739)
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
Developments may occur that could affect our estimate of asbestos-related product liability and actual results may differ under different assumptions or conditions. These developments include, but are not limited to, significant changes in (i) the key assumptions underlying the estimate, including the number of future claims, the nature and mix of those claims and the average cost of resolving claims, (ii) trial and appellate outcomes, (iii) the law and procedure applicable to these claims and (iv) the financial viability of other codefendants and insurers. Complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state. Our estimate has been impacted by adverse inflation trends, a backlog of claims building up from court closures during the COVID-19 pandemic, and an evolving legal and product liability environment.
We have 2,864 pending asbestos lawsuits as of June 30, 2025. The amount accrued for pending and future claims was $240 million as of June 30, 2025, which represented our best estimate of the liability within our calculated range of $212 million to $302 million, discounted using a discount rate of 4.24%. The amount accrued for pending and future claims was $256 million as of December 31, 2024, which represented our best estimate of the liability within our calculated range of $219 million to $313 million, discounted using a discount rate of 4.58%. Our undiscounted product liability was $317 million and $336 million as of June 30, 2025 and December 31, 2024, respectively. There have been no significant developments to the information presented in our 2024 Annual Report on Form 10-K with respect to litigation or commitments and contingencies.
We hold insurance policies that cover some asbestos settlements and defense costs. Annually, we conduct an insurance exhaustion study to model expected recoveries for pending and future claims, and we adjust the insurance receivable balance to reflect the present value of these recoveries. Our receivable for estimated insurance recoveries related to pending and future claims was $40 million and $44 million as of June 30, 2025 and December 31, 2024, respectively.
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
9. Restructuring and Other Costs
In February 2024, we approved and initiated a global restructuring initiative designed to better align our assets and further improve the efficiency of the business. This initiative included an announced voluntary retirement offer in the U.S. in 2024, along with a rationalization and optimization of certain distribution centers, stores and other facilities. The initiative was approved and funded by our corporate office and therefore these costs are not allocated to our segments.
For the six months ended June 30, 2025, we incurred $100 million in restructuring and other costs, compared to $113 million in the prior year period. We expect to incur total costs up to $210 million related to the global restructuring efforts in 2025 and to substantially complete the initiative by the end of 2025. In total, we expect to incur costs of between $400 million and $430 million related to our global restructuring initiative in 2024 and 2025. We may incur additional charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of these initiatives.

The tables below summarize the activity related to the restructuring costs discussed above.

(in thousands)	Severance and other employee costs	Other restructuring costs (1)	Total
Liability as of January 1, 2025	$23,830	$926	$24,756
Restructuring and other costs	36,600	63,882	100,482
Cash payments	(31,249)	(57,268)	(88,517)
Non-cash charges	—	(5,778)	(5,778)
Translation	1,847	41	1,888
Liability as of June 30, 2025	$31,028	$1,803	$32,831

(in thousands)	Severance and other employee costs	Other restructuring costs (1)	Total
Liability as of January 1, 2024	$—	$—	$—
Restructuring and other costs	65,954	46,848	112,802
Cash payments	(41,277)	(32,872)	(74,149)
Non-cash charges	3,094	(12,844)	(9,750)
Translation	(90)	2	(88)
Liability as of June 30, 2024	$27,681	$1,134	$28,815
(1) Amount reflects professional fees, accelerated rent, facility closure costs, moving expenses and asset impairment costs that are attributable to our restructuring.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes contained herein and with the audited Consolidated Financial Statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results for the year ended December 31, 2025.
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
We caution you that all forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, changes in general economic conditions, including unemployment, inflation (including the direct and indirect impact of tariffs and other similar measures, as well as the impact of retaliatory tariffs and other actions) or deflation, financial institution disruptions and geopolitical conflicts such as the conflict between Russia and Ukraine, the conflict in the Gaza strip and other continuing unrest in the Middle East; volatility in oil prices; significant cost increases, such as rising fuel and freight expenses; public health emergencies, including the effects on the financial health of our business partners and customers, on supply chains and our suppliers, on vehicle miles driven as well as other metrics that affect our business, and on access to capital and liquidity provided by the financial and capital markets; our ability to maintain compliance with our debt covenants; our ability to successfully integrate acquired businesses into our operations and to realize the anticipated synergies and benefits; our ability to successfully implement our business initiatives in our two business segments; slowing demand for our products; the ability to maintain favorable supplier arrangements and relationships; changes in national and international legislation or government regulations or policies, including changes to import tariffs, environmental and social policy, infrastructure programs and privacy legislation, and their direct and indirect impact to us, our suppliers and customers; changes in tax policies, including those included in the One Big Beautiful Bill Act; volatile exchange rates; our ability to successfully attract and retain employees in the current labor market; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; failure or weakness in our disclosure controls and procedures and internal controls over financial reporting; the uncertainties and costs of litigation; disruptions caused by a failure or breach of our information systems, as well as other risks and uncertainties discussed in our 2024 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and from time to time in our subsequent filings with the SEC.
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
As of June 30, 2025, we conducted business in North America, Europe and Australasia from more than 10,700 locations. Our Automotive business operated in the U.S., Canada, Mexico, France, the U.K., Ireland, Germany, Poland, the Netherlands, Belgium, Spain, Portugal, Australia and New Zealand and accounted for 63% of total revenues for the six months ended June 30, 2025. Our Industrial business operated in the U.S., Canada, Mexico, Australia, New Zealand, Indonesia and Singapore and accounted for 37% of total revenues during this period.

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
Results of Operations
Our second quarter results reflect ongoing weakness in market conditions and persistent cost inflation. The operating environment across all of our geographies has several challenges, including recently enacted tariffs in the U.S., ongoing trade uncertainty, high interest rates and cautious customers. Despite these headwinds, execution of our strategic initiatives and cost actions has allowed us to partially mitigate the negative impact of these factors on our results for the quarter.
Net sales increased 3.4% year-over-year to $6.2 billion. Growth in Automotive sales was driven primarily by contributions from acquisitions and foreign exchange benefits. Industrial achieved modest sales growth despite the Purchasing Managers’ Index ("PMI"), a measure of U.S. manufacturing trends, signaling contraction and an overall weak industrial backdrop throughout the quarter.
Second quarter net income declined 13.8% compared to the same prior year period. This was primarily driven by higher depreciation and interest expense from planned investments and lower pension income due to a change in our investing strategy related to our planned U.S. pension plan termination. Additionally, we experienced higher SG&A expenses resulting from planned salary and merit increases and increased rent from lease renewals in a higher interest rate environment. Lastly, restructuring and other costs totaled $46 million in the second quarter, up slightly from $37 million in the prior year period, primarily driven by costs associated with facility closures and additional severance costs. These factors were partially offset by successful execution of our ongoing strategic pricing and sourcing initiatives and acquisitions completed in the prior year, which contributed to the 110 basis point improvement in gross margin. Additionally, disciplined cost management and the continued rollout of our global restructuring program yielded $33 million in operational savings, underscoring our commitment to enhancing business efficiency and adaptability amid a challenging economic environment.
During the first half of 2025, new global trade tariffs were announced on imports into the U.S., including additional tariffs on merchandise inventories sourced directly or indirectly from several countries, such as Canada, China, and Mexico. Since then, various modifications and delays to these tariffs have been implemented, with further changes anticipated, potentially including additional sector-specific tariffs or other measures. Our results were not materially impacted by this tariff activity during the first half of 2025. However, because the long-term effects remain uncertain, we continue to closely monitor the evolving tariff policy environment and the impact it may have on our operations. See Part II, Item 1A. Risk Factors in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 for further discussion regarding tariff-related risks.

Our second quarter results of operations are summarized below for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025		2024
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$6,164,425	100.0%	$5,962,567	100.0%	$201,858	3.4%
Cost of goods sold	3,840,037	62.3%	3,782,264	63.4%	57,773	1.5%
Gross profit	2,324,388	37.7%	2,180,303	36.6%	144,085	6.6%
Operating expense:
Selling, administrative and other expenses	1,771,195	28.7%	1,647,456	27.6%	123,739	7.5%
Depreciation and amortization	123,018	2.0%	99,202	1.7%	23,816	24.0%
Provision for doubtful accounts	7,625	0.1%	5,678	0.1%	1,947	34.3%
Restructuring and other costs	45,712	0.7%	29,760	0.5%	15,952	53.6%
Total operating expense	1,947,550	31.6%	1,782,096	29.9%	165,454	9.3%
Non-operating (income) expense:
Interest expense, net	40,211	0.7%	21,921	0.4%	18,290	83.4%
Other	(1,930)	—%	(9,915)	(0.2)%	7,985	(80.5)%
Total non-operating (income) expense	38,281	0.6%	12,006	0.2%	26,275	218.8%
Income before income taxes	338,557	5.5%	386,201	6.5%	(47,644)	(12.3)%
Income taxes	83,677	1.4%	90,657	1.5%	(6,980)	(7.7)%
Net income	$254,880	4.1%	$295,544	5.0%	$(40,664)	(13.8)%

	Three Months Ended June 30,
(in thousands, except per share data)	2025	2024	$ Change	% Change
Diluted EPS	$1.83	$2.11	$(0.28)	(13.3)%
Adjusted diluted EPS	$2.10	$2.44	$(0.34)	(13.9)%
Automotive segment EBITDA	$337,992	$362,869	$(24,877)	(6.9)%
Industrial segment EBITDA	$288,138	$284,960	$3,178	1.1%
Corporate EBITDA	$(78,632)	$(78,480)	$(152)	0.2%
Total adjusted EBITDA	$547,498	$569,349	$(21,851)	(3.8)%
Automotive segment EBITDA margin	8.6%	9.7%
Industrial segment EBITDA margin	12.8%	12.7%
Corporate EBITDA margin	(1.3)%	(1.3)%
Total adjusted EBITDA margin	8.9%	9.5%

	Six Months Ended June 30,
	2025		2024
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$12,030,494	100.0%	$11,746,198	100.0%	$284,296	2.4%
Cost of goods sold	7,532,422	62.6%	7,491,240	63.8%	41,182	0.5%
Gross profit	4,498,072	37.4%	4,254,958	36.2%	243,114	5.7%
Operating expense:
Selling, administrative and other expenses	3,480,874	28.9%	3,222,383	27.4%	258,491	8.0%
Depreciation and amortization	238,453	2.0%	189,812	1.6%	48,641	25.6%
Provision for doubtful accounts	13,480	0.1%	11,889	0.1%	1,591	13.4%
Restructuring and other costs	100,482	0.8%	112,802	1.0%	(12,320)	(10.9)%
Total operating expense	3,833,289	31.9%	3,536,886	30.1%	296,403	8.4%
Non-operating (income) expense:
Interest expense, net	77,427	0.6%	39,611	0.3%	37,816	95.5%
Other	(2,838)	—%	(32,921)	(0.3)%	30,083	(91.4)%
Total non-operating (income) expense	74,589	0.6%	6,690	0.1%	67,899	1014.9%
Income before income taxes	590,194	4.9%	711,382	6.1%	(121,188)	(17.0)%
Income taxes	140,922	1.2%	166,944	1.4%	(26,022)	(15.6)%
Net income	$449,272	3.7%	$544,438	4.6%	$(95,166)	(17.5)%

	Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	$ Change	% Change
Diluted EPS	$3.23	$3.89	$(0.66)	(17.0)%
Adjusted diluted EPS	$3.84	$4.66	$(0.82)	(17.6)%
Automotive segment EBITDA	$623,499	$682,545	$(59,046)	(8.7)%
Industrial segment EBITDA	$566,849	$563,947	$2,902	0.5%
Corporate EBITDA	$(169,757)	$(160,620)	$(9,137)	5.7%
Total adjusted EBITDA	$1,020,591	$1,085,872	$(65,281)	(6.0)%
Automotive segment EBITDA margin	8.2%	9%
Industrial segment EBITDA margin	12.7%	12.7%
Corporate EBITDA margin	(1.4)%	(1.4)%
Total adjusted EBITDA margin	8.5%	9.2%
Net Sales
For the three months ended June 30, 2025, net sales increased 3.4% compared to 2024. The increase was driven by a 2.6% benefit from acquisitions and a net favorable impact of foreign currency and other of 0.6%. Comparable sales were essentially flat when compared to 2024.
For the six months ended June 30, 2025, net sales increased 2.4% compared to 2024. We experienced a 2.8% benefit from acquisitions, slightly offset by a net unfavorable impact of foreign currency and other of 0.1%. Comparable sales were essentially flat when compared to 2024.
Our net sales for the three and six months ended June 30, 2025 were impacted by the challenging macroeconomic environment. Net sales for the six months ended June 30, 2025 were also impacted by one less selling day in the U.S. compared to the prior period.

Automotive
Net sales for the three months ended June 30, 2025 for Automotive were $3.9 billion, an increase of 5.0% from 2024. The increase is attributable to a 3.4% benefit from acquisitions and a 1.2% net favorable impact of foreign currency and other.
Net sales for the six months ended June 30, 2025 for Automotive were $7.6 billion, an increase of 3.8% from 2024. The increase is attributable to a 3.7% benefit from acquisitions and a 0.3% net favorable impact of foreign currency and other.
Our sales growth was driven by the strong contribution from our stores that were acquired over the last twelve months, which enhanced our ability to reach and serve our customers, and, to a lesser extent, the favorable impact resulting from the strength of the Euro relative to the U.S. Dollar. Comparable sales were essentially flat for the three and six months ended June 30, 2025, nonetheless they demonstrated sequential improvement for the three months ended June 30, 2025 relative to the preceding quarter.
Industrial
Net sales for the three months ended June 30, 2025 for Industrial were $2.3 billion, an increase of 0.7% compared to 2024. The increase in sales reflects a 1.3% benefit from acquisitions, partially offset by a 0.5% unfavorable impact of foreign currency. Comparable sales were essentially flat when compared to 2024.
Net sales for the six months ended June 30, 2025 for Industrial were $4.5 billion, an increase of 0.2% compared to 2024. The increase in sales reflects a 1.3% benefit from acquisitions. This was partially offset by a 0.7% unfavorable impact of foreign currency. Comparable sales were essentially flat when compared to 2024.
This modest sales growth was achieved despite the Purchasing Managers’ Index ("PMI") signaling contraction and an overall weak industrial backdrop throughout the quarter.
Gross Profit and Gross Margin
Gross profit increased $144 million, or 6.6%, during the three months ended June 30, 2025 and gross margin increased 110 basis points to 37.7% compared to the prior year period. Gross profit increased $243 million, or 5.7%, during the six months ended June 30, 2025 and gross margin increased 120 basis points to 37.4% compared to the prior year period. These increases primarily reflect the benefit of successful execution of our ongoing strategic pricing and sourcing initiatives and acquisitions completed in the prior year.
Selling, Administrative and Other Expenses
SG&A expenses increased $124 million, or 7.5%, during the three months ended June 30, 2025 compared to the prior year period. The 7.5% increase comprised 4.3% from acquisitions and 3.2% from other cost increases.
SG&A expenses increased $258 million, or 8.0%, during the six months ended June 30, 2025 compared to the prior year period. The 8.0% increase comprised 4.8% from acquisitions and 3.2% from other cost increases.
We incurred higher SG&A expenses due to our recent acquisitions, driven largely by additional personnel and rent costs from acquiring more of our U.S. automotive stores from our independent owners. We expect the SG&A impact from acquiring these stores to diminish over time as we realize the impact of anticipated synergies. The remaining increase in SG&A is primarily due to planned salary and merit adjustments and increased rent from lease renewals in a higher interest rate environment. We are managing the impact of higher SG&A through our global restructuring initiatives, which we estimate had a $59 million benefit to SG&A for the six months ended June 30, 2025.
SG&A expenses as a percentage of sales increased to 28.7% of sales in the three months ended June 30, 2025 compared to 27.6% last year, but improved sequentially from 29.1% of sales during the first quarter of 2025. SG&A expenses as a percentage of sales increased to 28.9% of sales in the six months ended June 30, 2025 compared to 27.4% last year. The increases in percentage for both periods in 2025 was primarily driven by increased SG&A expenses from acquisitions and other items, as discussed above, and cost deleveraging from comparable sales that were essentially flat.
Restructuring and Other Costs
We incurred $46 million and $100 million of restructuring and other costs during the three months and six months ended June 30, 2025, respectively, as part of our global restructuring plan which was approved and initiated in February 2024 and remains on track to deliver an improved overall cost structure. Restructuring and other costs increased by $8 million compared to the prior period, reflecting costs associated with facility closures and additional severance costs. For additional details, refer to the Restructuring Footnote in the Notes to Condensed Consolidated Financial Statements.
Depreciation and Amortization
Depreciation and amortization expenses increased $24 million and $49 million for the three and six months ended June 30, 2025, respectively, related to planned investments in technology and supply chain initiatives.
Non-Operating Expenses and Income
This category primarily includes net interest expense, pension and investment income, foreign currency gains and losses, and fees associated with our Accounts Receivable Sales Agreement ("A/R Sales Agreement").
We incurred $38 million in net non-operating expenses for the three months ended June 30, 2025, a $26 million change from $12 million in net non-operating expense in the prior year period. The $26 million expense increase primarily includes the effects of an $18 million increase in net interest expense in 2025, due to increased borrowings, as well as a $14 million decrease in pension income as a result of changes in expected returns due to the planned termination of our U.S. pension plan.
For the six months ended June 30, 2025, we incurred $75 million in net non-operating expenses, a $68 million change from the prior year period. The $68 million expense increase primarily includes the effects of a $38 million increase in net interest expense in 2025, due to increased borrowings, and a $27 million decrease in pension income as a result of changes in expected returns due to the planned termination of our U.S. pension plan.
Income Taxes
Our effective income tax rates were 24.7% and 23.5% for three months ended June 30, 2025 and 2024, respectively. Our effective income tax rates were 23.9% and 23.5% for six months ended June 30, 2025 and 2024, respectively. The rate increase for both the three and six month periods are primarily due to a reduction of excess tax stock compensation benefits and comparative restructuring costs.
Net Income and Adjusted Net Income
Net income was $255 million, for the three months ended June 30, 2025, a decrease of 13.8% compared to net income of $296 million for the prior year period. On a per share diluted basis, net income was $1.83, a decrease of 13.3% compared to $2.11 in the prior year period. For the six months ended June 30, 2025 net income was $449 million, a decrease of 17.5% compared to net income of $544 million for the prior year period. On a per share diluted basis, net income was $3.23, a decrease of 17.0% compared to $3.89 in the prior year period.
Adjusted net income was $292 million for the three months ended June 30, 2025, a decrease of 14.6% compared to the prior year period. On a per share basis, the three months ended June 30, 2025 adjusted net income was $2.10, a decrease of 13.9% compared to $2.44 in the prior year period. Adjusted net income was $535 million for the six months ended June 30, 2025, a decrease of 18.0% compared to the prior year period. On a per share basis, the six months ended June 30, 2025 adjusted net income was $3.84, a decrease of 17.6% compared to $4.66 in the prior year period.
In line with our expectations, these decreases are primarily due to continued soft market conditions, planned investments in the business generating higher depreciation and interest costs, lower pension income due to a change in our investing strategy related to our planned U.S. pension plan termination, and increased personnel and rent expenses. The decrease for the six month period was also impacted by lost profit from one less selling day in the U.S. compared to the prior year period. These factors were partially offset by a 110 basis point gross margin improvement driven by the continued execution of ongoing strategic pricing and sourcing initiatives and acquisitions completed in the prior year.
Segment EBITDA
Automotive
Automotive net sales increased 5.0% in the three months ended June 30, 2025, mainly driven by acquisitions and the favorable foreign currency effects primarily with our European operations. While gross margin improved due to store acquisitions and strategic pricing and sourcing initiatives, profitability declined due to inflation driven increases in the costs of salaries and wages, rent, and freight, along with loss of fixed cost leverage from essentially flat comparable sales. As a result, Automotive EBITDA declined 6.9%, and EBITDA margin decreased to 8.6%, down from 9.7% in the prior year period.
Automotive EBITDA decreased $59 million, or 8.7%, in the six months ended June 30, 2025 compared to the prior year period, and Automotive EBITDA margin decreased to 8.2% compared to 9.3% in the prior year period.

The increase in operating expenses and declines in Automotive EBITDA and EBITDA margin were driven by the factors detailed above.
Industrial
Despite a challenging macroeconomic environment and contracting PMI, our Industrial results reflect steady execution of our long-term strategic initiatives. Industrial net sales increased 0.7% in the three months ended June 30, 2025, primarily driven by a 1.3% benefit from acquisitions, partially offset by an unfavorable 0.5% impact of foreign currency translation. Industrial EBITDA increased 1.1%, with EBITDA margin improving slightly to 12.8% compared to 12.7% in the prior year period. For the six months ended June 30, 2025, Industrial sales grew 0.2%, primarily driven by a 1.3% benefit from acquisitions, partially offset by an unfavorable 0.7% impact of foreign currency translation. EBITDA increased $3 million, or 0.5%, with EBITDA margin holding steady at 12.7%.
Gross profit and operating expenses in our Industrial segment remained largely unchanged over both periods compared to the prior year.
Corporate EBITDA and Other Segment Reconciling items
Corporate EBITDA amounted to a loss of $79 million, or 1.3% of net sales, for the three months ended June 30, 2025, compared to a loss of $78 million, or 1.3% of net sales, for the three months ended June 30, 2024. Corporate EBITDA amounted to a loss of $170 million, or 1.4% of net sales, for the six months ended June 30, 2025, compared to a loss of $161 million, or 1.4% of net sales, in the prior year period.
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
EBITDA
EBITDA was $502 million for the three months ended June 30, 2025, a decrease of 1.1% from $507 million during the prior year period. Adjusted EBITDA was $547 million for the three months ended June 30, 2025, a decrease of 3.8% from $569 million during the prior year period.
EBITDA was $906 million for the six months ended June 30, 2025, a decrease of 3.7% from $941 million during the prior year period. Adjusted EBITDA was $1.0 billion for the six months ended June 30, 2025, a decrease of 6.0% from $1.1 billion during the prior year period.
In line with our expectations, the decreases in EBITDA and adjusted EBITDA are primarily due to continued soft market conditions, lower pension income due to a change in our investing strategy related to our planned U.S. pension plan termination, and increased personnel and rent expenses. These factors were partially offset by a 110 and 120 basis point gross margin improvement for the three and six months ended June 30, 2025, respectively, driven by the continued execution of our strategic pricing and sourcing initiatives as well as contributions from prior-year acquisitions. Additionally, sales were impacted by one less sales day in the six months ended June 30, 2025.
Adjusted net income, adjusted diluted EPS, EBITDA and adjusted EBITDA are non-GAAP measures (see table below for reconciliations to the most directly comparable GAAP measures).
Non-GAAP Financial Measures
The following tables set forth reconciliations of net income and diluted EPS to adjusted net income and adjusted diluted EPS, respectively, to account for the impact of adjustments. We also include a reconciliation from net income to adjusted EBITDA. We believe that the presentation of adjusted net income, adjusted diluted EPS, and adjusted EBITDA, which are not calculated in accordance with GAAP, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to both management and investors that is indicative of our core operations. We consider these metrics useful to investors because they provide greater transparency into management’s view and assessment of our ongoing operating performance by removing items management believes are not representative of our operations and may distort our longer-term operating trends. For example, certain of the non-GAAP metrics contained herein exclude costs relating to our global restructuring initiative and acquisition of acquired independent automotive stores, which are one-time events that do not recur in the ordinary course of business. We believe the non-GAAP metrics included herein also enhance the comparability of our results from period to period and with our competitors, as well as to show ongoing results from operations distinct from items that are infrequent or not associated with our core operations. We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
GAAP net income	$254,880	$295,544	$449,272	$544,438

Adjustments:
Restructuring and other costs (1)	45,712	37,247	100,482	120,289
Acquisition and integration related costs and other (2)	—	24,778	14,035	24,778
Total adjustments	45,712	62,025	114,517	145,067
Tax impact of adjustments (3)	(8,805)	(16,008)	(28,929)	(37,046)
Adjusted net income	$291,787	$341,561	$534,860	$652,459
The table below represents amounts per common share assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
GAAP diluted earnings per share	$1.83	$2.11	$3.23	$3.89

Adjustments:
Restructuring and other costs (1)	0.33	0.27	0.72	0.86
Acquisition and integration related costs and other (2)	—	0.17	0.10	0.17
Total adjustments	0.33	0.44	0.82	1.03
Tax impact of adjustments (3)	(0.06)	(0.11)	(0.21)	(0.26)
Adjusted diluted earnings per share	$2.10	$2.44	$3.84	$4.66
Weighted average common shares outstanding – assuming dilution	139,244	139,829	139,207	139,961
(1)    Amount reflects costs related to the global restructuring initiative which includes a voluntary retirement offer in the U.S. in 2024, and rationalization and optimization of certain distribution centers, stores and other facilities.
(2)    Amount primarily reflects lease and other exit costs related to the ongoing integration of acquired independent automotive stores.
(3)    We determine the tax effect of non-GAAP adjustments by considering the tax laws and statutory income tax rates applicable in the tax jurisdictions of the underlying non-GAAP adjustments, including any related valuation allowances. For the three and six months ended June 30, 2025, we applied the statutory income tax rates to the taxable portion of all of our adjustments, which resulted in a favorable tax impact of $9 million and $29 million, respectively.

The table below represents a reconciliation from GAAP net income to adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
GAAP net income	$254,880	$295,544	$449,272	$544,438
Depreciation and amortization	123,018	99,202	238,453	189,812
Interest expense, net	40,211	21,921	77,427	39,611
Income taxes	83,677	90,657	140,922	166,944
EBITDA	501,786	507,324	906,074	940,805
Total adjustments (1)	45,712	62,025	114,517	145,067
Adjusted EBITDA	$547,498	$569,349	$1,020,591	$1,085,872
(1)    Amounts are the same as adjustments included within the adjusted net income table above.
The table below clarifies where the adjusted items are presented in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Line item:
Cost of goods sold	$—	$7,487	$—	$7,487
Selling, administrative and other expenses	—	24,778	14,035	24,778
Restructuring and other costs	45,712	29,760	100,482	112,802
Total adjustments	$45,712	$62,025	$114,517	$145,067
Financial Condition
Our cash and cash equivalents balance was $458 million as of June 30, 2025, a decrease of $22 million from December 31, 2024. For the six months ended June 30, 2025, we had net cash provided by operating activities of $169 million, net cash used in investing activities of $318 million and net cash provided by financing activities of $103 million.
Cash from operations decreased mainly due to lower net income and working capital changes primarily driven by accelerated tax payments as compared to prior year. Additionally, the decrease was also impacted by the prior year timing and volume of purchases and related payments in connection with our strategic inventory investments that did not repeat in the current year. We had $318 million in net cash used for investing activities primarily consisting of capital expenditures and acquisitions of $361 million. We had $103 million in net cash provided by financing activities which comprised of $917 million in net proceeds from our commercial paper program, partially offset by $500 million used to repay the principal amount of our 1.75% Unsecured Senior Notes and $277 million for dividends paid to shareholders.
Accounts receivable increased $418 million, or 19.1%, from December 31, 2024. Inventory increased $260 million, or 4.7%. Accounts receivable and inventory were both impacted by an increase in revenues and related product demand in the six months ended June 30, 2025. Accounts payable increased $73 million, or 1.2%, from December 31, 2024, in line with the increase in inventory. Working capital at any point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates. Total debt of $4.8 billion at June 30, 2025 increased $522 million, or 12.2%, from December 31, 2024.
Liquidity and Capital Resources
As of June 30, 2025, we had $458 million of cash and cash equivalents, as well as $2 billion in undrawn capacity on our Revolving Credit Agreement, before giving effect to commercial paper borrowings. From time to time, we may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk. We currently believe that the existing lines of credit, commercial paper program, and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.
As announced in 2024, our Board of Directors approved the termination of the frozen U.S. qualified defined benefit pension plan, effective September 30, 2024. Plan settlement is expected between late 2025 and early 2026.

In connection with the anticipated settlement, we adjusted our investment strategy for our pension assets which resulted in lower pension income.
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
In March 2025, we amended our Unsecured Revolving Credit Facility to expand the borrowing capacity from $1.5 billion to $2.0 billion and extend the maturity date to March 20, 2030. We also amended our commercial paper program to expand the borrowing capacity from $1.5 billion to $2.0 billion.
As of June 30, 2025, we had no outstanding borrowings under the Unsecured Revolving Credit Facility. Outstanding borrowings under our commercial paper program totaled $922 million, of which $500 million was used to repay the principal amount of our 1.75% Unsecured Senior Notes that matured on February 1, 2025. The net proceeds of the remaining borrowings are expected to be used for general corporate purposes.
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
We expect to be able to continue to borrow funds at reasonable rates over the long term. At June 30, 2025, our total average cost of debt was 3.98%, and we remain in compliance with all covenants connected with our borrowings.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings may be found in the Commitments and Contingencies Footnote in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors previously reported in Part I, ITEM 1A, "Risk Factors", in our 2024 Annual Report on Form 10-K and Part II, ITEM 1A, "Risk Factors", in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the purchases of shares of our common stock during the three months ended June 30, 2025:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2025 through April 30, 2025	11,424	$117.10	—	7,452,811
May 1, 2025 through May 31, 2025	131,181	$118.66	—	7,452,811
June 1, 2025 through June 30, 2025	—	$—	—	7,452,811
Totals	142,605	$118.54	—	7,452,811
(1)Consists of shares surrendered by employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of share appreciation rights and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 7.5 million shares authorized remain available to be repurchased. There were no other repurchase plans announced as of June 30, 2025.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the period ended June 30, 2025 formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: July 22, 2025	/s/ Bert Nappier
Bert Nappier
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)