Form 10-Q
period 2025-09-30
GENUINE PARTS CO
filed 2025-10-21
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 139,110,500 shares of common stock outstanding as of October 17, 2025.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$431,359	$479,991
Trade accounts receivable, less allowance for doubtful accounts (2025 – $78,571; 2024 – $68,976)	2,639,775	2,182,856
Merchandise inventories, net	5,873,796	5,514,427
Prepaid expenses and other current assets	1,722,027	1,675,310
Total current assets	10,666,957	9,852,584
Goodwill	3,127,271	2,897,270
Other intangible assets, less accumulated amortization	1,855,978	1,799,031
Property, plant and equipment, less accumulated depreciation (2025 – $2,028,733; 2024 – $1,771,785)	2,091,463	1,950,760
Operating lease assets	1,970,911	1,769,720
Other assets	982,288	1,013,340
Total assets	$20,694,868	$19,282,705

Liabilities and equity
Current liabilities:
Trade accounts payable	$6,100,223	$5,923,684
Short-term borrowings	910,752	41,705
Current portion of long-term debt	101,944	500,000
Dividends payable	143,271	134,355
Other current liabilities	2,126,911	1,925,636
Total current liabilities	9,383,101	8,525,380
Long-term debt	3,745,774	3,742,640
Operating lease liabilities	1,639,972	1,458,391
Pension and other post–retirement benefit liabilities	222,413	218,629
Deferred tax liabilities	428,340	441,705
Other long-term liabilities	470,141	544,109
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2025 – 139,110,499 shares; 2024 – 138,779,664 shares	139,111	138,780
Additional paid-in capital	217,068	196,532
Accumulated other comprehensive loss	(1,079,342)	(1,261,743)
Retained earnings	5,509,794	5,263,838
Total parent equity	4,786,631	4,337,407
Noncontrolling interests in subsidiaries	18,496	14,444
Total equity	4,805,127	4,351,851
Total liabilities and equity	$20,694,868	$19,282,705
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net sales	$6,260,232	$5,970,198	$18,290,726	$17,716,396
Cost of goods sold	3,918,830	3,771,757	11,451,252	11,262,997
Gross profit	2,341,402	2,198,441	6,839,474	6,453,399
Operating expenses:
Selling, administrative and other expenses	1,805,928	1,722,400	5,286,802	4,944,783
Depreciation and amortization	127,475	106,036	365,928	295,848
Provision for doubtful accounts	6,871	7,119	20,351	19,008
Restructuring and other costs	66,835	41,023	167,317	153,825
Total operating expenses	2,007,109	1,876,578	5,840,398	5,413,464
Non-operating expenses (income):
Interest expense, net	40,342	27,818	117,769	67,429
Other	2,258	(3,548)	(580)	(36,469)
Total non-operating expenses (income)	42,600	24,270	117,189	30,960
Income before income taxes	291,693	297,593	881,887	1,008,975
Income taxes	65,522	71,011	206,444	237,955
Net income	$226,171	$226,582	$675,443	$771,020
Basic earnings per share	$1.63	$1.63	$4.86	$5.53
Diluted earnings per share	$1.62	$1.62	$4.85	$5.51
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$226,171	$226,582	$675,443	$771,020
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments, net of income taxes in 2025 — $2,075 and $55,033; 2024 — $22,679 and $11,068	(14,804)	90,001	171,353	25,359
Pension and postretirement benefit adjustments, net of income taxes in 2025 — $1,326 and $3,978; 2024 — $1,062 and $3,188	3,681	2,886	11,048	8,661
Other comprehensive income (loss), net of income taxes	(11,123)	92,887	182,401	34,020
Comprehensive income	$215,048	$319,469	$857,844	$805,040
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2025
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
July 1, 2025	139,092,221	$139,092	$205,146	$(1,068,219)	$5,426,894	$4,702,913	$16,005	$4,718,918
Net income	—	—	—	—	226,171	226,171	—	226,171
Other comprehensive loss, net of tax	—	—	—	(11,123)	—	(11,123)	—	(11,123)
Cash dividend declared, $1.03 per share	—	—	—	—	(143,271)	(143,271)	—	(143,271)
Shares issued from employee incentive plans	18,278	19	(1,081)	—	—	(1,062)	—	(1,062)
Share-based compensation	—	—	13,003	—	—	13,003	—	13,003
Noncontrolling interest activities	—	—	—	—	—	—	2,491	2,491
September 30, 2025	139,110,499	$139,111	$217,068	$(1,079,342)	$5,509,794	$4,786,631	$18,496	$4,805,127

	Nine Months Ended September 30, 2025
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2025	138,779,664	$138,780	$196,532	$(1,261,743)	$5,263,838	$4,337,407	$14,444	$4,351,851
Net income	—	—	—	—	675,443	675,443	—	675,443
Other comprehensive income, net of tax	—	—	—	182,401	—	182,401	—	182,401
Cash dividend declared, $3.09 per share	—	—	—	—	(429,487)	(429,487)	—	(429,487)
Shares issued from employee incentive plans	330,835	331	(16,647)	—	—	(16,316)	—	(16,316)
Share-based compensation	—	—	37,183	—	—	37,183	—	37,183
Noncontrolling interest activities	—	—	—	—		—	4,052	4,052
September 30, 2025	139,110,499	$139,111	$217,068	$(1,079,342)	$5,509,794	$4,786,631	$18,496	$4,805,127

	Three Months Ended September 30, 2024
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
July 1, 2024	139,346,018	$139,346	$180,527	$(1,035,739)	$5,256,514	$4,540,648	$15,475	$4,556,123
Net income	—	—	—	—	226,582	226,582	—	226,582
Other comprehensive income, net of tax	—	—	—	92,887	—	92,887	—	92,887
Cash dividend declared, $1.00 per share	—	—	—	—	(139,111)	(139,111)	—	(139,111)
Shares issued from employee incentive plans	1,693	2	2,254	—	—	2,256	—	2,256
Share-based compensation	—	—	10,710	—	—	10,710	—	10,710
Purchase of stock	(269,646)	(270)	—	—	(37,230)	(37,500)	—	(37,500)
Noncontrolling interest activities	—	—	—	—	—	—	(1,793)	(1,793)
September 30, 2024	139,078,065	$139,078	$193,491	$(942,852)	$5,306,755	$4,696,472	$13,682	$4,710,154

	Nine Months Ended September 30, 2024
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2024	139,567,071	$139,567	$173,025	$(976,872)	$5,065,327	$4,401,047	$15,938	$4,416,985
Net income	—	—	—	—	771,020	771,020	—	771,020
Other comprehensive income, net of tax	—	—	—	34,020	—	34,020	—	34,020
Cash dividend declared, $3.00 per share	—	—	—	—	(417,872)	(417,872)	—	(417,872)
Shares issued from employee incentive plans	290,206	290	(16,814)	—	—	(16,524)	—	(16,524)
Share-based compensation	—	—	37,280	—	—	37,280	—	37,280
Purchase of stock	(779,212)	(779)	—	—	(111,720)	(112,499)	—	(112,499)
Noncontrolling interest activities	—	—	—	—	—	—	(2,256)	(2,256)
September 30, 2024	139,078,065	$139,078	$193,491	$(942,852)	$5,306,755	$4,696,472	$13,682	$4,710,154
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Operating activities:
Net income	$675,443	$771,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	365,928	295,848
Share-based compensation	37,183	37,280
Excess tax deficiency (benefits) from share-based compensation	6,226	(8,301)
Other operating activities, including changes in operating assets and liabilities	(574,091)	378
Net cash provided by operating activities	510,689	1,096,225
Investing activities:
Purchases of property, plant and equipment	(350,443)	(385,590)
Proceeds from sale of property, plant and equipment	21,085	74,215
Acquisitions of businesses	(181,987)	(954,207)
Other investing activities	23,394	20,390
Net cash used in investing activities	(487,951)	(1,245,192)
Financing activities:
Proceeds from debt	44,600	797,602
Payments on debt	(567,368)	(124,337)
Net proceeds of commercial paper	886,175	—
Shares issued from employee incentive plans	(16,316)	(16,524)
Dividends paid	(420,571)	(411,396)
Purchases of stock	—	(112,499)
Other financing activities	(20,237)	(8,018)
Net cash provided by (used in) financing activities	(93,717)	124,828
Effect of exchange rate changes on cash and cash equivalents	22,347	250
Net decrease in cash and cash equivalents	(48,632)	(23,889)
Cash and cash equivalents at beginning of period	479,991	1,102,007
Cash and cash equivalents at end of period	$431,359	$1,078,118
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
In the opinion of management, all adjustments necessary for a fair presentation of our financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results for the year ended December 31, 2025. We have evaluated subsequent events through the date the unaudited Condensed Consolidated Financial Statements covered by this quarterly report were issued.
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
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items, income before tax expense disaggregated between domestic and foreign, income tax expense disaggregated by federal, state and foreign, as well as further information on income taxes paid. The guidance is effective for our Annual Report on Form 10-K for the year ended December 31, 2025. The guidance should be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact of adopting this standard on our disclosures.
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
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. When applying the current expected credit loss model to current accounts receivable and contract assets arising from transactions accounted for under ASC 606, this standard provides a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. Entities are required to disclose whether they have elected the practical expedient and should be applied prospectively. We plan to adopt this guidance for our Annual Report on Form 10-K for the year ended December 31, 2025, and we are currently evaluating the impact of adopting this standard on our disclosures.
Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update provides revised guidance aimed at refining how costs related to internal-use software are accounted for. The update removes the concept of distinct project phases and requires that capitalization of software costs begins once (1) management authorizes and commits to funding a computer software project, and (2) there is a high likelihood the project will be completed and the software will be used to perform the function as intended. When assessing whether completion is probable, entities must carefully consider any substantial uncertainties in development. In addition, the guidance introduces a requirement to disclose capitalized software costs as part of property, plant, and equipment. The new standard will take effect in the first quarter of 2028, though early adoption is permitted at the start of any annual reporting period. Entities may adopt the guidance using prospective application, retrospective application, or a modified transition approach. We are currently evaluating the impact of adopting this standard on our financial statements and disclosures.
Prepaid Expenses and Other Current Assets
The following table provides a detail of prepaid expenses and other current assets reported within the Condensed Consolidated Balance Sheets as of:

(in thousands)	September 30, 2025	December 31, 2024
Prepaid expenses	$140,136	$118,401
Consideration receivable from vendors	1,086,099	972,842
Other current assets	495,792	584,067
Total prepaid expenses and other current assets	$1,722,027	$1,675,310
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
The following table summarizes the classification and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships (in thousands):

		September 30, 2025		December 31, 2024
Instrument	Balance Sheet Location	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contract	Prepaid expenses and other current assets	$245,960	$5,765	$1,867,966	$85,834
Forward contracts	Other current liabilities	$1,633,396	$70,736	$—	$—
Foreign currency debt	Long-term debt	€475,000	$557,033	€475,000	$494,285
The tables below present gains and losses related to designated net investment hedges:

	Gain (Loss) Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2025	2024	2025	2024
Three Months Ended September 30,
Net investment hedges:
Forward contracts	$8,163	$(52,429)	$5,939	$4,731
Foreign currency debt	(333)	(31,570)		—
Total	$7,830	$(83,999)	$5,939	$4,731

	Gain (Loss) Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2025	2024	2025	2024
Nine Months Ended September 30,
Net investment hedges:
Forward contracts	$(144,923)	$(32,174)	$17,453	$13,750
Foreign currency debt	(62,748)	(8,820)		—
Total	$(207,671)	$(40,994)	$17,453	$13,750
Fair Value of Financial Instruments
As of September 30, 2025, the fair value of our senior unsecured notes was approximately $3.8 billion, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.
Guarantees
We guarantee the borrowings of certain independently controlled automotive parts stores and businesses (“independents”). While such borrowings of the independents are outstanding, we are required to maintain compliance with certain covenants. As of September 30, 2025, we were in compliance with all such covenants.
As of September 30, 2025, the total borrowings of the independents subject to guarantee by us were approximately $559 million. These loans generally mature over periods from one to six years. We regularly monitor the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents that participate in the guarantee programs. In the event that we are required to make payments in connection with these guarantees, we would obtain and liquidate certain collateral pledged by the independents (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. We recognize a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, we have not had significant losses in connection with guarantees of independents’ borrowings and the current expected credit loss reserve is not material. As of September 30, 2025, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.

As of September 30, 2025, we have recognized $34 million of certain assets and liabilities for the guarantees related to the independents’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the Condensed Consolidated Balance Sheets. The liabilities relate to our noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from our current expected credit loss reserve.
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
All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our Condensed Consolidated Statement of Cash Flows. As of September 30, 2025 and December 31, 2024, the outstanding payment obligations to the financial institutions were $3.1 billion and $3.4 billion, respectively. The amount settled through the SCF program was $3.2 billion and $3.0 billion for the nine months ended September 30, 2025 and September 30, 2024, respectively.

(in thousands)	September 30, 2025
Obligations outstanding at the beginning of the period	$3,372,304
Invoices confirmed during the period	3,016,055
Confirmed invoices paid during the period	(3,248,797)
Confirmed obligations outstanding at the end of the period	$3,139,562
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
The following table summarizes basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income	$226,171	$226,582	$675,443	$771,020

Weighted average common shares outstanding	139,099	139,193	138,959	139,326
Dilutive effect of stock options and non-vested restricted stock awards	307	406	298	500
Weighted average common shares outstanding – assuming dilution	139,406	139,599	139,257	139,826
Basic earnings per share	$1.63	$1.63	$4.86	$5.53
Diluted earnings per share	$1.62	$1.62	$4.85	$5.51

2. Segment Information
Automotive Segment
The following table presents a summary of our reportable Automotive segment financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net sales	$3,989,788	$3,799,789	$11,566,957	$11,100,800
Cost of goods sold	2,335,406	2,262,526	6,767,479	6,643,544
Gross profit	1,654,382	1,537,263	4,799,478	4,457,256
Operating expenses	1,319,678	1,221,121	3,841,275	3,458,569
EBITDA	$334,704	$316,142	$958,203	$998,687

Gross margin (1)	41.5%	40.5%	41.5%	40.2%
Operating expenses as a percentage of net sales	33.1%	32.1%	33.2%	31.2%
EBITDA margin (2)	8.4%	8.3%	8.3%	9.0%
Industrial Segment
The following table presents a summary of our reportable Industrial segment financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net sales	$2,270,444	$2,170,409	$6,723,769	$6,615,596
Cost of goods sold	1,583,451	1,509,710	4,683,860	4,612,524
Gross profit	686,993	660,699	2,039,909	2,003,072
Operating expenses	401,978	393,412	1,188,045	1,171,838
EBITDA	$285,015	$267,287	$851,864	$831,234

Gross margin (1)	30.3%	30.4%	30.3%	30.3%
Operating expenses as a percentage of net sales	17.7%	18.1%	17.7%	17.7%
EBITDA margin (2)	12.6%	12.3%	12.7%	12.6%
(1)Gross margin is gross profit as a percentage of net sales.
(2)EBITDA margin is earnings before interest, taxes, depreciation and amortization ("EBITDA") as a percentage of net sales.

Additional Information
The following table presents a reconciliation from EBITDA to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Segment EBITDA
Automotive	$334,704	$316,142	$958,203	$998,687
Industrial	285,015	267,287	851,864	831,234
Corporate EBITDA (1)	(93,374)	(106,686)	(263,131)	(267,306)
Interest expense, net	(40,342)	(27,818)	(117,769)	(67,429)
Depreciation and amortization	(127,475)	(106,036)	(365,928)	(295,848)
Other unallocated costs (2)	(66,835)	(45,296)	(181,352)	(190,363)
Income before income taxes	291,693	297,593	881,887	1,008,975
Income taxes	(65,522)	(71,011)	(206,444)	(237,955)
Net Income	$226,171	$226,582	$675,443	$771,020
(1)Corporate EBITDA consists of costs related to our corporate headquarters' broad support to our business units and other costs that are managed centrally and not allocated to business segments. These include personnel and other costs for company-wide functions such as executive leadership, human resources, technology, cybersecurity, legal, corporate finance, internal audit, and risk management, as well as asbestos-related product liability costs and A/R Sales Agreement fees.
(2)The following table presents a summary of the other unallocated costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Other unallocated costs:
Restructuring and other costs (3)	$(66,835)	$(41,023)	$(167,317)	$(161,312)
Acquisition and integration related costs and other (4)	—	(4,273)	(14,035)	(29,051)
Total other unallocated costs	$(66,835)	$(45,296)	$(181,352)	$(190,363)
(3)Please refer to the Restructuring and Other Costs Footnote in the Notes to Condensed Consolidated Financial Statements for more information.
(4)Adjustment primarily reflects lease and other exit costs related to the integration of acquired independent automotive stores.

The following table presents a summary of our reportable segment total assets, as well as Corporate and other unallocated reconciling items:

	As of September 30,
(in thousands)	2025	2024
Assets:
Automotive	$11,791,393	$10,668,061
Industrial	3,801,627	3,882,297
Corporate (5)	118,599	758,648
Goodwill and other intangible assets	4,983,249	4,950,172
Total assets	$20,694,868	$20,259,178
Long-lived assets:
United States	$1,219,552	$1,121,815
Europe	416,685	385,030
Canada	206,304	184,991
Australasia	247,870	216,849
Mexico	1,052	837
Total long-lived assets	$2,091,463	$1,909,522
(5)Corporate is a reconciling category that includes our corporate offices, substantially all financing activities and any other items that are not allocated to the business segments other than goodwill and other intangible assets.
The following table presents a summary of select financial information by reportable segment, as well as Corporate and other unallocated reconciling items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Depreciation and amortization:
Automotive	$70,943	$53,947	$188,657	$149,776
Industrial	11,477	8,534	30,969	24,848
Corporate	6,128	7,263	32,713	16,147
Intangible asset amortization	38,927	36,292	113,589	105,077
Total depreciation and amortization	$127,475	$106,036	$365,928	$295,848
Capital expenditures:
Automotive	$76,027	$66,064	$208,072	$212,726
Industrial	12,712	19,251	31,948	51,954
Corporate	12,882	41,944	110,423	120,910
Total capital expenditures	$101,621	$127,259	$350,443	$385,590
Net sales:
United States	$4,070,051	$3,893,232	$11,915,806	$11,577,065
Europe	1,020,560	960,030	3,006,535	2,898,666
Canada	519,592	501,318	1,530,388	1,505,832
Australasia	623,343	592,946	1,762,394	1,669,427
Mexico	26,686	22,672	75,603	65,406
Total net sales	$6,260,232	$5,970,198	$18,290,726	$17,716,396

Net sales are disaggregated by geographical region for each of our reportable segments, as we deem this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
North America:
Automotive	$2,484,591	$2,390,463	$7,193,749	$6,939,607
Industrial	2,131,738	2,026,759	6,328,048	6,208,696
Total North America	$4,616,329	$4,417,222	$13,521,797	$13,148,303
Australasia:
Automotive	$484,637	$449,296	$1,366,673	$1,262,527
Industrial	138,706	143,650	395,721	406,900
Total Australasia	$623,343	$592,946	$1,762,394	$1,669,427
Europe – Automotive	$1,020,560	$960,030	$3,006,535	$2,898,666
Total net sales	$6,260,232	$5,970,198	$18,290,726	$17,716,396
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
The total principal amount outstanding of receivables sold is approximately $1.0 billion and $1.0 billion as of September 30, 2025 and December 31, 2024, respectively. The amount of receivables pledged as collateral as of September 30, 2025 and December 31, 2024 is approximately $1.6 billion and $1.3 billion, respectively.
The following table summarizes the activity under the A/R Sales Agreement for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Receivables sold to the financial institutions and derecognized	$2,080,791	$2,144,736	$6,290,194	$6,450,489
Cash collected on sold receivables	$2,080,791	$2,144,742	$6,290,181	$6,450,412
Continuous cash activity related to the A/R Sales Agreement is reflected in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The SPE incurs fees due to the unaffiliated financial institutions related to the accounts receivable sales transactions. Those fees, which totaled $39 million and $47 million for the nine months ended September 30, 2025 and 2024, respectively, are recorded within other non-operating expense (income) in the Condensed Consolidated Statements of Income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institutions any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of September 30, 2025 and December 31, 2024 is not material. The servicing liability related to our collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.

4. Debt
Unsecured Revolving Credit Facility
On October 30, 2020, we entered into a $1.5 billion Syndicated Facility Agreement (as amended, the "Unsecured Revolving Credit Facility"). On March 20, 2025, we amended the Unsecured Revolving Credit Facility to expand the borrowing capacity from $1.5 billion to $2.0 billion and extend the maturity date to March 20, 2030. We had no outstanding borrowings under the Unsecured Revolving Credit Facility as of September 30, 2025 or December 31, 2024.
Commercial Paper Program
On November 29, 2023, we established a commercial paper program that allows us to issue unsecured commercial paper notes up to $1.5 billion outstanding. We amended our commercial paper program on March 27, 2025 to expand the maximum borrowing capacity from $1.5 billion to $2.0 billion. The maturities of the commercial paper notes vary but may not exceed 364 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and rank pari passu with unsecured and unsubordinated indebtedness. The notes are issued at par less a discount representing an interest factor or, if interest bearing, at par. The net proceeds of issuances of the commercial paper notes have been used to repay certain of our unsecured senior notes (as described below) and have been and are expected to continue to be used for general corporate purposes. We had $892 million outstanding under our commercial paper program as of September 30, 2025, presented in Short-term borrowings on the Condensed Consolidated Balance Sheet, and no outstanding borrowings as of December 31, 2024. The weighted average interest rate of our commercial paper outstanding as of September 30, 2025 was 4.47%.
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
Covenants
Certain borrowings require us to comply with a financial covenant with respect to a maximum debt to EBITDA ratio. At September 30, 2025, we were in compliance with all such covenants.
5. Employee Benefit Plans
Net periodic benefit income from our pension plans included the following components for our pension benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Service cost	$1,590	$1,718	$4,691	$5,156
Interest cost	22,951	25,335	68,711	76,024
Expected return on plan assets	(29,245)	(44,352)	(87,550)	(133,095)
Amortization of prior service cost	285	281	855	843
Amortization of actuarial loss	4,618	3,564	13,859	10,698
Net periodic loss (income)	$199	$(13,454)	$566	$(40,374)
Service cost is recorded in selling, administrative and other expenses in the Condensed Consolidated Statements of Income while all other components are recorded within other non-operating expense (income). Pension benefits also include amounts related to supplemental retirement plans.
On April 29, 2024, our Board of Directors approved the termination of the frozen U.S. qualified defined benefit pension plan, effective September 30, 2024. To support this transition, during 2024 we adjusted our investment strategy to fully hedge plan obligations, including the purchase of annuity contracts using existing plan assets to fund ongoing obligations prior to termination. As a result of these changes, income from our expected return on plan assets is significantly reduced in 2025, with the investment strategy focused on minimizing funded status volatility during the termination process. The final settlement process, including transferring the management of benefits to an insurance company, will occur by December 31, 2025.
6. Acquisitions
We acquired several businesses for approximately $295 million and $1.1 billion, which includes certain non-cash consideration and is net of cash acquired, during the nine months ended September 30, 2025 and 2024, respectively.
During the nine months ended September 30, 2025, we recorded approximately $156 million of goodwill and other intangible assets associated with these acquisitions. Other intangible assets acquired of $73 million consisted of customer relationships with weighted average amortization lives of 20 years. During the nine months ended September 30, 2025, we recognized approximately $89 million and $48 million of revenue related to our current year Automotive and Industrial acquisitions, respectively.
During the nine months ended September 30, 2024, we recorded approximately $470 million of goodwill and other intangible assets associated with these acquisitions. Other intangible assets acquired of $200 million consisted of customer relationships and trade names with weighted average amortization lives of 19 years. As part of our acquisition strategy to own more stores in priority markets, we acquired two of the largest independent owners of NAPA Auto Parts Stores in the U.S., Motor Parts & Equipment Corporation in April 2024 and Walker Automotive Supply, Inc. in July 2024, for which we recognized approximately $100 million of goodwill and other intangible assets.
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
7. Accumulated Other Comprehensive Loss
The following tables present the changes in AOCL by component for the nine months ended September 30:

	Changes in Accumulated Other Comprehensive Loss by Component, Net of Income Taxes
(in thousands)	Pension and Other Post-Retirement Benefits	Foreign Currency Translation	Total
Beginning balance, January 1, 2025	$(581,000)	$(680,743)	$(1,261,743)
Other comprehensive income (loss) before reclassifications	—	171,353	171,353
Amounts reclassified from accumulated other comprehensive loss	11,048	—	11,048
Other comprehensive income (loss), net of income taxes	11,048	171,353	182,401
Ending balance, September 30, 2025	$(569,952)	$(509,390)	$(1,079,342)

	Changes in Accumulated Other Comprehensive Loss by Component, Net of Income Taxes
(in thousands)	Pension and Other Post-Retirement Benefits	Foreign Currency Translation	Total
Beginning balance, January 1, 2024	$(517,941)	$(458,931)	$(976,872)
Other comprehensive income (loss) before reclassifications	—	25,359	25,359
Amounts reclassified from accumulated other comprehensive loss	8,661	—	8,661
Other comprehensive income (loss), net of income taxes	8,661	25,359	34,020
Ending balance, September 30, 2024	$(509,280)	$(433,572)	$(942,852)

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
We have 3,000 pending asbestos lawsuits as of September 30, 2025. The amount accrued for pending and future claims was $222 million as of September 30, 2025, which represented our best estimate of the liability within our calculated range of $207 million to $296 million, discounted using a discount rate of 4.16%. The amount accrued for pending and future claims was $256 million as of December 31, 2024, which represented our best estimate of the liability within our calculated range of $219 million to $313 million, discounted using a discount rate of 4.58%. Our undiscounted product liability was $300 million and $336 million as of September 30, 2025 and December 31, 2024, respectively. There have been no significant developments to the information presented in our 2024 Annual Report on Form 10-K with respect to litigation or commitments and contingencies.
We hold insurance policies that cover some asbestos settlements and defense costs. Annually, we conduct an insurance exhaustion study to model expected recoveries for pending and future claims, and we adjust the insurance receivable balance to reflect the present value of these recoveries. Our receivable for estimated insurance recoveries related to pending and future claims was $39 million and $44 million as of September 30, 2025 and December 31, 2024, respectively.
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
For the nine months ended September 30, 2025, we incurred $167 million in restructuring and other costs, compared to $161 million in the prior year period. We expect to incur total costs up to $210 million related to the global restructuring efforts in 2025 and to substantially complete the initiative by the end of 2025. In total, we expect to incur costs of between $400 million and $430 million related to our global restructuring initiative in 2024 and 2025. We may incur additional charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of these initiatives.
The tables below summarize the activity related to the restructuring costs discussed above.

(in thousands)	Severance and other employee costs	Other restructuring costs (1)	Total
Liability as of January 1, 2025	$23,830	$926	$24,756
Restructuring and other costs	48,628	118,689	167,317
Cash payments	(46,559)	(103,435)	(149,994)
Non-cash charges	—	(14,458)	(14,458)
Translation	1,846	41	1,887
Liability as of September 30, 2025	$27,745	$1,763	$29,508

(in thousands)	Severance and other employee costs	Other restructuring costs (1)	Total
Liability as of January 1, 2024	$—	$—	$—
Restructuring and other costs	77,157	76,668	153,825
Cash payments	(55,832)	(59,715)	(115,547)
Non-cash charges	3,198	(15,619)	(12,421)
Translation	501	2	503
Liability as of September 30, 2024	$25,024	$1,336	$26,360
(1) Amount reflects professional fees, accelerated rent, facility closure costs, moving expenses and asset impairment costs that are attributable to our restructuring. The 2024 amount excludes a $7 million non-cash charge reflected in cost of goods sold for inventory liquidated rather than moved during facility consolidation in connection with the restructuring.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes contained herein and with the audited Consolidated Financial Statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results for the year ended December 31, 2025.
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
We caution you that all forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, changes in general economic conditions, including unemployment, inflation (including the direct and indirect impact of tariffs and other similar measures, as well as the impact of retaliatory tariffs and other actions) or deflation, financial institution disruptions and geopolitical conflicts such as the conflict between Russia and Ukraine, the conflict in the Gaza strip and other continuing unrest in the Middle East; volatility in oil prices; significant cost increases, such as rising fuel and freight expenses; public health emergencies, including the effects on the financial health of our business partners and customers, on supply chains and our suppliers, on vehicle miles driven as well as other metrics that affect our business, and on access to capital and liquidity provided by the financial and capital markets; our ability to maintain compliance with our debt covenants; our ability to successfully integrate acquired businesses into our operations and to realize the anticipated synergies and benefits; our ability to successfully implement our business initiatives in our two business segments; slowing demand for our products; the ability to maintain favorable supplier arrangements and relationships; possible changes in collections of outstanding receivables due to the bankruptcy or financial difficulties of our customers or vendors; changes in national and international legislation or government regulations, policies, or actions, including changes to import tariffs, environmental and social policy, infrastructure programs and privacy legislation, the U.S. federal government shutdown, and their direct and indirect impact to us, our suppliers and customers; changes in tax policies, including those included in the One Big Beautiful Bill Act; volatile exchange rates; our ability to successfully attract and retain employees in the current labor market; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; failure or weakness in our disclosure controls and procedures and internal controls over financial reporting; the uncertainties and costs of litigation; disruptions caused by a failure or breach of our information systems, as well as other risks and uncertainties discussed in our 2024 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and from time to time in our subsequent filings with the SEC.
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
As of September 30, 2025, we conducted business in North America, Europe and Australasia from more than 10,700 locations. Our Automotive business operated in the U.S., Canada, Mexico, France, the U.K., Ireland, Germany, Poland, the Netherlands, Belgium, Spain, Portugal, Australia and New Zealand and accounted for 64% of total revenues for the nine months ended September 30, 2025. Our Industrial business operated in the U.S., Canada, Mexico, Australia, New Zealand, Indonesia and Singapore and accounted for 36% of total revenues during this period.
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
Results of Operations
Our third quarter results reflect solid sales growth against a backdrop of weak market conditions, persistent cost inflation and elevated interest rates contributing to cautious customer activity. Third quarter net sales increased 4.9% to $6.3 billion compared to the same prior year period. Automotive sales growth was driven by increases in core sales, contributions from acquisitions, and a benefit from foreign currency. Industrial sales growth was driven by increases in comparable sales and a modest contribution from acquisitions. We achieved this Industrial sales growth despite the Purchasing Managers’ Index ("PMI"), a measure of U.S. manufacturing trends, continuing to signal contraction during the quarter and an overall weak industrial backdrop.
In addition to this sales growth, gross profit margin expanded approximately 60 basis points when compared to the prior year period, reflecting the ongoing benefits from our strategic pricing, sourcing initiatives and acquisitions.
Despite sales growth and gross margin expansion, net income remained flat with the prior year period. This was primarily due to higher depreciation and interest expense from planned investments and lower pension income due to a change in our investing strategy related to our planned U.S. pension plan termination. We also experienced higher SG&A expenses resulting from higher salary and healthcare costs and increased rent from lease renewals in a higher interest rate environment. Lastly, restructuring and other costs totaled $67 million in the third quarter, up from $41 million in the prior year period, primarily driven by costs associated with facility closures and additional severance costs. Our global restructuring program yielded $36 million in benefits in the third quarter, underscoring our commitment to enhancing business efficiency and adaptability amid a challenging economic environment.
Impact of Tariffs on Our Business
We continue to monitor the global trade environment, including the tariffs on merchandise inventories sourced directly or indirectly from several countries, such as China, Canada, and Mexico and their impact on our operations. While the ongoing economic volatility continues to add uncertainty to our operating environment, we expect our balanced portfolio and global diversification will help mitigate potential disruptions. Although the long-term effects remain uncertain, for the three or nine months ended September 30, 2025, tariffs did not have a material impact on our financial results. See Part II, Item 1A. Risk Factors in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 for further discussion regarding tariff-related risks.

Our third quarter results of operations are summarized below for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025		2024
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$6,260,232	100.0%	$5,970,198	100.0%	$290,034	4.9%
Cost of goods sold	3,918,830	62.6%	3,771,757	63.2%	147,073	3.9%
Gross profit	2,341,402	37.4%	2,198,441	36.8%	142,961	6.5%
Operating expense:
Selling, administrative and other expenses	1,805,928	28.8%	1,722,400	28.8%	83,528	4.8%
Depreciation and amortization	127,475	2.0%	106,036	1.8%	21,439	20.2%
Provision for doubtful accounts	6,871	0.1%	7,119	0.1%	(248)	(3.5)%
Restructuring and other costs	66,835	1.1%	41,023	0.7%	25,812	62.9%
Total operating expense	2,007,109	32.1%	1,876,578	31.4%	130,531	7.0%
Non-operating (income) expense:
Interest expense, net	40,342	0.6%	27,818	0.5%	12,524	45.0%
Other	2,258	—%	(3,548)	(0.1)%	5,806	(163.6)%
Total non-operating (income) expense	42,600	0.7%	24,270	0.4%	18,330	75.5%
Income before income taxes	291,693	4.7%	297,593	5.0%	(5,900)	(2.0)%
Income taxes	65,522	1.0%	71,011	1.2%	(5,489)	(7.7)%
Net income	$226,171	3.6%	$226,582	3.8%	$(411)	(0.2)%

	Three Months Ended September 30,
(in thousands, except per share data)	2025	2024	$ Change	% Change
Diluted EPS	$1.62	$1.62	$—	—%
Adjusted diluted EPS	$1.98	$1.88	$0.10	5.3%
Automotive segment EBITDA	$334,704	$316,142	$18,562	5.9%
Industrial segment EBITDA	$285,015	$267,287	$17,728	6.6%
Corporate EBITDA	$(93,374)	$(106,686)	$13,312	(12.5)%
Total adjusted EBITDA	$526,345	$476,743	$49,602	10.4%
Automotive segment EBITDA margin	8.4%	8.3%
Industrial segment EBITDA margin	12.6%	12.3%
Corporate EBITDA margin	(1.5)%	(1.8)%
Total adjusted EBITDA margin	8.4%	8.0%

	Nine Months Ended September 30,
	2025		2024
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$18,290,726	100.0%	$17,716,396	100.0%	$574,330	3.2%
Cost of goods sold	11,451,252	62.6%	11,262,997	63.6%	188,255	1.7%
Gross profit	6,839,474	37.4%	6,453,399	36.4%	386,075	6.0%
Operating expense:
Selling, administrative and other expenses	5,286,802	28.9%	4,944,783	27.9%	342,019	6.9%
Depreciation and amortization	365,928	2.0%	295,848	1.7%	70,080	23.7%
Provision for doubtful accounts	20,351	0.1%	19,008	0.1%	1,343	7.1%
Restructuring and other costs	167,317	0.9%	153,825	0.9%	13,492	8.8%
Total operating expense	5,840,398	31.9%	5,413,464	30.6%	426,934	7.9%
Non-operating (income) expense:
Interest expense, net	117,769	0.6%	67,429	0.4%	50,340	74.7%
Other	(580)	—%	(36,469)	(0.2)%	35,889	(98.4)%
Total non-operating (income) expense	117,189	0.6%	30,960	0.2%	86,229	278.5%
Income before income taxes	881,887	4.8%	1,008,975	5.7%	(127,088)	(12.6)%
Income taxes	206,444	1.1%	237,955	1.3%	(31,511)	(13.2)%
Net income	$675,443	3.7%	$771,020	4.4%	$(95,577)	(12.4)%

	Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	$ Change	% Change
Diluted EPS	$4.85	$5.51	$(0.66)	(12.0)%
Adjusted diluted EPS	$5.82	$6.55	$(0.73)	(11.1)%
Automotive segment EBITDA	$958,203	$998,687	$(40,484)	(4.1)%
Industrial segment EBITDA	$851,864	$831,234	$20,630	2.5%
Corporate EBITDA	$(263,131)	$(267,306)	$4,175	(1.6)%
Total adjusted EBITDA	$1,546,936	$1,562,615	$(15,679)	(1.0)%
Automotive segment EBITDA margin	8.3%	9.0%
Industrial segment EBITDA margin	12.7%	12.6%
Corporate EBITDA margin	(1.4)%	(1.5)%
Total adjusted EBITDA margin	8.5%	8.8%
Net Sales
For the three months ended September 30, 2025, net sales increased 4.9% compared to 2024. The increase was driven by a 2.3% increase in comparable sales, a 1.8% benefit from acquisitions and a favorable impact of foreign currency and other of 0.8%.
For the nine months ended September 30, 2025, net sales increased 3.2% compared to 2024. The increase was driven by a 2.5% benefit from acquisitions, a 0.6% increase in comparable sales and a favorable impact of foreign currency and other of 0.1%.
Despite the challenging macroeconomic environment, our net sales for the three and nine months ended September 30, 2025, increased primarily due to growth in comparable sales and contributions from acquisitions. Additionally, net sales for the nine month period were affected by one fewer selling day in the U.S. compared to the prior year period.

Automotive
Net sales for the three months ended September 30, 2025 for Automotive were $4.0 billion, an increase of 5.0% from 2024. The increase is attributable to a 2.3% benefit from acquisitions, a 1.6% increase in comparable sales and a 1.1% favorable impact of foreign currency and other.
Net sales for the nine months ended September 30, 2025 for Automotive were $11.6 billion, an increase of 4.2% from 2024. The increase is attributable to a 3.2% benefit from acquisitions and a 0.6% favorable impact of foreign currency and other. Comparable sales were essentially flat when compared to 2024.
Our sales growth was driven by the contribution from our stores that were acquired over the last twelve months, which enhanced our ability to reach and serve our customers, and the favorable impact resulting from the strength of the Euro relative to the U.S. Dollar.
Industrial
Net sales for the three months ended September 30, 2025 for Industrial were $2.3 billion, an increase of 4.6% compared to 2024. The increase in sales reflects a 3.7% increase in comparable sales and 1.1% benefit from acquisitions, partially offset by a 0.2% unfavorable impact of foreign currency.
Net sales for the nine months ended September 30, 2025 for Industrial were $6.7 billion, an increase of 1.6% compared to 2024. The increase in sales reflects a 1.2% benefit from acquisitions and a 0.9% increase in comparable sales, partially offset by a 0.5% unfavorable impact of foreign currency.
This sales growth was achieved despite the Purchasing Managers’ Index ("PMI") continuing to signal contraction and an overall soft industrial backdrop throughout the quarter.
Gross Profit and Gross Margin
Gross profit increased $143 million, or 6.5%, during the three months ended September 30, 2025 and gross margin increased 60 basis points to 37.4% compared to the prior year period. Gross profit increased $386 million, or 6.0%, during the nine months ended September 30, 2025 and gross margin increased 100 basis points to 37.4% compared to the prior year period. These increases primarily reflect the benefit of successful execution of our ongoing strategic pricing and sourcing initiatives and acquisitions completed in the prior year.
Selling, Administrative and Other ("SG&A") Expenses
SG&A expenses increased $84 million, or 4.8%, during the three months ended September 30, 2025 compared to the prior year period. The 4.8% increase comprised 2.4% from acquisitions and 2.4% from other cost increases.
SG&A expenses increased $342 million, or 6.9%, during the nine months ended September 30, 2025 compared to the prior year period. The 6.9% increase comprised 4.0% from acquisitions and 2.9% from other cost increases.
We continued to experience higher SG&A expenses primarily due to higher salaries and wages, rising healthcare costs, and increased rent from lease renewals in a higher interest rate environment. We are managing the impact of the inflationary environment through our global restructuring initiatives, which we estimate had a $96 million benefit to SG&A for the nine months ended September 30, 2025.
SG&A expenses as a percentage of sales remained flat at 28.8% compared to the prior year period. SG&A expenses as a percentage of sales increased 100 basis points to 28.9% of sales in the nine months ended September 30, 2025 compared to 27.9% last year. The increase for the nine months ended September 30, 2025 was primarily driven by the items discussed above.
Restructuring and Other Costs
We incurred $67 million and $167 million of restructuring and other costs during the three months and nine months ended September 30, 2025, respectively, as part of our global restructuring plan which was approved and initiated in February 2024 and remains on track to better align our assets and further improve the efficiency of the business. Restructuring and other costs increased by $26 million compared to the prior period, reflecting costs associated with facility closures and additional severance costs. For additional details, refer to the Restructuring Footnote in the Notes to Condensed Consolidated Financial Statements.

Depreciation and Amortization
Depreciation and amortization expenses increased $21 million and $70 million for the three and nine months ended September 30, 2025, respectively, related to planned investments in technology and supply chain initiatives.
Non-Operating Expenses and Income
This category primarily includes net interest expense, pension and investment income, foreign currency gains and losses, and fees associated with our Accounts Receivable Sales Agreement ("A/R Sales Agreement").
We incurred $43 million in net non-operating expenses for the three months ended September 30, 2025, a $18 million change from $24 million in net non-operating expense in the prior year period. The $18 million expense increase primarily includes the effects of a $13 million increase in net interest expense in 2025, due to increased borrowings, as well as a $13 million decrease in pension income as a result of changes in expected returns due to the planned termination of our U.S. pension plan.
For the nine months ended September 30, 2025, we incurred $117 million in net non-operating expenses, a $86 million change from the prior year period. The $86 million expense increase primarily includes the effects of a $50 million increase in net interest expense in 2025, due to increased borrowings, and a $40 million decrease in pension income as a result of changes in expected returns due to the planned termination of our U.S. pension plan.
Income Taxes
Our effective income tax rates decreased to 22.5% for the three months ended September 30, 2025 compared to 23.9% for the three months ended September 30, 2024. Our effective income tax rates were 23.4% and 23.6% for nine months ended September 30, 2025 and 2024, respectively. The rate decrease for the three and nine month period is primarily due to comparative restructuring costs and expanded investments, which was partially offset by routine tax position adjustments.
The effective tax rates for the three and nine months ended September 30, 2025 consider the enactment of One Big Beautiful Bill Act ("OBBBA") on July 4, 2025, which did not have a material impact to income tax expense. OBBBA is not expected to materially impact our 2025 annual effective tax rate.
Net Income and Adjusted Net Income
Net income was $226 million for the three months ended September 30, 2025, a decrease of 0.2% compared to net income of $227 million for the prior year period. On a per share diluted basis, net income was $1.62 for both periods. For the nine months ended September 30, 2025 net income was $675 million, a decrease of 12.4% compared to net income of $771 million for the prior year period. On a per share diluted basis, net income was $4.85, a decrease of 12.0% compared to $5.51 in the prior year period.
Adjusted net income was $276 million for the three months ended September 30, 2025, an increase of 4.8% compared to the prior year period. On a per share basis, the three months ended September 30, 2025 adjusted net income was $1.98, an increase of 5.3% compared to $1.88 in the prior year period. Adjusted net income was $810 million for the nine months ended September 30, 2025, a decrease of 11.5% compared to the prior year period. On a per share basis, the nine months ended September 30, 2025 adjusted net income was $5.82, a decrease of 11.1% compared to $6.55 in the prior year period.
For the three months ended September 30, 2025, net income remained flat with the prior year period despite a 4.9% increase in net sales compared to 2024. This increase in net sales was largely offset by planned investments in the business generating higher depreciation and interest costs, lower pension income due to a change in our investing strategy related to our planned U.S. pension plan termination, increased personnel and healthcare costs, and increased rent expenses.
For the nine months ended September 30, 2025, net income declined due to these same factors described above. The period was further impacted by lost profit from one less selling day in the U.S. compared to the prior year period. These factors were partially mitigated by a 60 basis point gross margin improvement driven by the continued execution of ongoing strategic pricing and sourcing initiatives and acquisitions completed in the prior year.
Segment EBITDA
Automotive
Automotive net sales increased 5.0% in the three months ended September 30, 2025, driven by both acquisitions and comparable sales growth in our North America, Australasia and Canadian businesses. Net sales also benefited from favorable foreign currency effects within our European operations. Additionally, gross margin improved due to ongoing strategic pricing and sourcing initiatives and acquisitions completed in the prior year. Our gross profit improvement was partially offset by continued inflationary pressures that resulted in operating expenses increasing 8.1%. As a result, Automotive EBITDA increased 5.9%, and EBITDA margin was 8.4%, an increase of 10 basis points compared to the prior year period.
Automotive EBITDA decreased $40 million, or 4.1%, in the nine months ended September 30, 2025 compared to the prior year period, and Automotive EBITDA margin decreased to 8.3% compared to 9.0% in the prior year period. The decrease in Automotive EBITDA and EBITDA margin were driven by persistent inflationary cost pressures from salaries and wages, healthcare expenses, rent, and freight.
Industrial
Industrial net sales increased 4.6% in the three months ended September 30, 2025, primarily driven by a 3.7% increase in comparable sales and 1.1% benefit from acquisitions, partially offset by an unfavorable 0.2% impact of foreign currency translation. Industrial EBITDA increased 6.6%, with EBITDA margin improving to 12.6% compared to 12.3% in the prior year period. Our Industrial results reflect solid sales growth and operating discipline despite a challenging macroeconomic environment to offset inflation in costs.
For the nine months ended September 30, 2025, Industrial sales grew 1.6%, driven by a 1.2% benefit from acquisitions and 0.9% increase in comparable sales, partially offset by an unfavorable 0.5% impact of foreign currency translation. EBITDA increased $21 million, or 2.5%, with EBITDA margin improving to 12.7% compared to 12.6% in the prior year period.
Corporate EBITDA and Other Segment Reconciling items
Corporate EBITDA amounted to a loss of $93 million, or 1.5% of net sales, for the three months ended September 30, 2025, compared to a loss of $107 million, or 1.8% of net sales, for the three months ended September 30, 2024.
Corporate EBITDA amounted to a loss of $263 million, or 1.4% of net sales, for the nine months ended September 30, 2025, compared to a loss of $267 million, or 1.5% of net sales, in the prior year period. Corporate EBITDA loss increased primarily due to increased personnel costs and ongoing investments in technology.
We continue to consolidate certain back-office functions at Corporate to streamline operations and drive improvements. Our operational objective is to maintain Corporate EBITDA within a range of 1.5% to 2.0% of net sales. Other unallocated costs represent restructuring and other costs and acquisition and integration related costs and other.
EBITDA and Adjusted EBITDA
EBITDA was $460 million for the three months ended September 30, 2025, an increase of 6.5% from $431 million during the prior year period. Adjusted EBITDA was $526 million for the three months ended September 30, 2025, an increase of 10.4% from $477 million during the prior year period.
EBITDA was $1.4 billion for the nine months ended September 30, 2025, a decrease of 0.5% from $1.4 billion during the prior year period. Adjusted EBITDA was $1.5 billion for the nine months ended September 30, 2025, a decrease of 1.0% from $1.6 billion during the prior year period.
The increases in EBITDA and adjusted EBITDA for the three months ended September 30, 2025 are driven by core sales growth, despite continued soft market conditions and gross margin improvement driven by the continued execution of our strategic pricing and sourcing initiatives as well as contributions from prior-year acquisitions. These factors were partially offset by lower pension income due to a change in our investing strategy related to our planned U.S. pension plan termination, increased personnel and healthcare expenses and increased rent expenses.
The decreases in EBITDA and adjusted EBITDA for the nine months ended September 30, 2025 were primarily driven by lower pension income and the effects of rising costs, as previously described, as well as one less sales day in the current period when compared to the prior year period.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
GAAP net income	$226,171	$226,582	$675,443	$771,020

Adjustments:
Restructuring and other costs (1)	66,835	41,023	167,317	161,312
Acquisition and integration related costs and other (2)	—	4,273	14,035	29,051
Total adjustments	66,835	45,296	181,352	190,363
Tax impact of adjustments (3)	(17,411)	(8,865)	(46,340)	(45,911)
Adjusted net income	$275,595	$263,013	$810,455	$915,472
The table below represents amounts per common share assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
GAAP diluted earnings per share	$1.62	$1.62	$4.85	$5.51

Adjustments:
Restructuring and other costs (1)	0.48	0.29	1.20	1.15
Acquisition and integration related costs and other (2)	—	0.03	0.10	0.22
Total adjustments	0.48	0.32	1.30	1.37
Tax impact of adjustments (3)	(0.12)	(0.06)	(0.33)	(0.33)
Adjusted diluted earnings per share	$1.98	$1.88	$5.82	$6.55
Weighted average common shares outstanding – assuming dilution	139,406	139,599	139,257	139,826
(1)Amount reflects costs related to the global restructuring initiative which includes severance, and rationalization and optimization of certain distribution centers, stores and other facilities.
(2)Amount primarily reflects lease and other exit costs related to the ongoing integration of acquired independent automotive stores.
(3)We determine the tax effect of non-GAAP adjustments by considering the tax laws and statutory income tax rates applicable in the tax jurisdictions of the underlying non-GAAP adjustments, including any related valuation allowances. For the three and nine months ended September 30, 2025, we applied the statutory income tax rates to the taxable portion of all of our adjustments, which resulted in an unfavorable tax impact of $17 million and $46 million, respectively.

The table below represents a reconciliation from GAAP net income to adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
GAAP net income	$226,171	$226,582	$675,443	$771,020
Depreciation and amortization	127,475	106,036	365,928	295,848
Interest expense, net	40,342	27,818	117,769	67,429
Income taxes	65,522	71,011	206,444	237,955
EBITDA	459,510	431,447	1,365,584	1,372,252
Total adjustments (1)	66,835	45,296	181,352	190,363
Adjusted EBITDA	$526,345	$476,743	$1,546,936	$1,562,615
(1)Amounts are the same as adjustments included within the adjusted net income table above.
The table below clarifies where the adjusted items are presented in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Line item:
Cost of goods sold	$—	$—	$—	$7,487
Selling, administrative and other expenses	—	4,273	14,035	29,051
Restructuring and other costs	66,835	41,023	167,317	153,825
Total adjustments	$66,835	$45,296	$181,352	$190,363
Financial Condition
Our cash and cash equivalents balance was $431 million as of September 30, 2025, a decrease of $49 million from December 31, 2024. For the nine months ended September 30, 2025, we had net cash provided by operating activities of $511 million, net cash used in investing activities of $488 million and net cash used in financing activities of $94 million.
Cash from operations decreased mainly due to lower net income, accelerated tax payments, higher interest payments and working capital changes compared to prior year. Working capital was primarily impacted by payments for strategic inventory investments we made in 2024 with deferred payment terms that did not repeat in 2025. We had $488 million in net cash used for investing activities primarily consisting of capital expenditures and acquisitions of $532 million. We had $94 million in net cash used in financing activities which comprised primarily of $543 million used to repay the principal amount of our 1.75% Unsecured Senior Notes and $421 million for dividends paid to shareholders, partially offset by $886 million in net proceeds from our commercial paper program.
Accounts receivable increased $457 million, or 20.9%, from December 31, 2024. Inventory increased $359 million, or 6.5%. Accounts receivable and inventory were both impacted by an increase in revenues and related product demand in the nine months ended September 30, 2025. Accounts payable increased $177 million, or 3.0%, from December 31, 2024, in line with the increase in inventory. Working capital at any point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates. Total debt of $4.8 billion at September 30, 2025 increased $474 million, or 11.1%, from December 31, 2024.
Liquidity and Capital Resources
As of September 30, 2025, we had $431 million of cash and cash equivalents, as well as $2 billion in undrawn capacity on our Revolving Credit Agreement, before giving effect to commercial paper borrowings. From time to time, we may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk. We currently believe that the existing lines of credit, commercial paper program, and cash generated from operations will be sufficient to fund anticipated operations for the foreseeable future.

On September 29, 2025, a supplier to our global automotive segment filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Purchases from this supplier represent approximately 3% of our global automotive segment SKUs and approximately 3% of our global automotive segment sales on an annualized basis. As of the date of this report, the supplier is operating and has continued to supply us with products and our focus remains on ensuring our supply chain continuity, and inventory availability for our customers. In addition, we are assessing our financial exposure related to this supplier, including amounts owed to us for vendor incentive compensation and other receivables outstanding as of the petition date.
Depending on the course of the bankruptcy proceedings, or the changes in operational capabilities of this supplier, we may need to seek alternative partners for inventory, which could result in higher costs, changes in product availability, extended lead times, and potential write‑downs or losses related to prepetition receivables. While we currently expect to meet customer demand in the near term based on existing inventories and confirmed purchase orders, the bankruptcy proceedings present uncertainties that could adversely affect our operations, financial condition, and results of operations.
As announced in 2024, our Board of Directors approved the termination of the frozen U.S. qualified defined benefit pension plan, effective September 30, 2024. Plan settlement will occur in the fourth quarter of 2025. In connection with the anticipated settlement, we adjusted our investment strategy for our pension assets which resulted in lower pension income. As a result of this transaction, we expect to recognize a one-time pre-tax pension settlement charge in the range of $650 million to $750 million in the fourth quarter of 2025.
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
As of September 30, 2025, we had no outstanding borrowings under the Unsecured Revolving Credit Facility. Outstanding borrowings under our commercial paper program totaled $892 million, of which $500 million was used to repay the principal amount of our 1.75% Unsecured Senior Notes that matured on February 1, 2025. The net proceeds of the remaining borrowings are expected to be used for general corporate purposes.
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
We expect to be able to continue to borrow funds at reasonable rates over the long term. At September 30, 2025, our total average cost of debt was 3.93%, and we remain in compliance with all covenants connected with our borrowings.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our results of operations, revenue, and supply chain could be materially affected as a result of a bankruptcy, insolvency or other credit failures of a significant customer or vendor.
Our operations depend on relationships with various customers and vendors, and we may be exposed to risks if any customer or vendor declares bankruptcy, becomes insolvent, or otherwise fails to meet its financial or contractual obligations. For example, in September 2025, one of the key vendors for our Automotive segment filed for Chapter 11 bankruptcy. In the event a key customer or vendor files for bankruptcy or ceases operations, we may face significant disruptions including, but not limited to, delays in our supply chain, inability to source replacement goods at comparable costs, increased operating expenses, and such events may negatively impact our ability to collect outstanding receivables or ability to generate future sales and cash flow. Credit and financial difficulties of our customers and vendors may also lead to a reduction in sales, price reductions, increased returns of our products, and could adversely affect our brand, revenue, operating results, and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the purchases of shares of our common stock during the three months ended September 30, 2025:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2025 through July 31, 2025	3,941	$133.12	—	7,452,811
August 1, 2025 through August 31, 2025	9,734	$131.06	—	7,452,811
September 1, 2025 through September 30, 2025	13,606	$140.82	—	7,452,811
Totals	27,281	$136.23	—	7,452,811
(1)Consists of shares surrendered by employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of share appreciation rights and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 7.5 million shares authorized remain available to be repurchased. There were no other repurchase plans announced as of September 30, 2025.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2025, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). These trading plans were adopted during an open trading window.
Other than as disclosed below, no directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Name	Position	Date of Adoption	Duration of Trading Arrangement (1)	Aggregate Number of Securities to be Sold (2)
Christopher T. Galla	Sr. VP, General Counsel and Corp. Secretary	9/15/2025	5/3/2026 - 9/10/2026	Up to 4,351 shares to be sold (3)
James F. Howe	President, Motion	9/17/2025	12/17/2025 - 9/15/2026	Up to 4,710 shares to be sold (3)
(1)Each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table. Each arrangement also provided or provides for automatic expiration in the event of liquidation, dissolution, bankruptcy, insolvency, or death, of the adopting person.
(2)The volume and timing of sales is determined, in part, based on pricing triggers outlined in the trading arrangement.
(3)The Rule 10b5-1 trading arrangement allows for the sale of a portion of shares subject to future vesting of equity awards, including performance-based restricted stock, net of shares withheld for taxes. The exact number of shares sold depends on vesting outcomes and tax withholdings, and therefore is not yet determinable. The aggregate number reported represents the maximum shares expected to vest or the target amount for performance awards, excluding shares withheld for taxes.

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

Exhibit 10.1
Cooperation Agreement, dated September 4, 2025, by and among Genuine Parts Company, Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P. (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 4, 2025)

Exhibit 10.2	Form of Award Certificate (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 4, 2025)

Exhibit 10.3	Form of Severance Agreement (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 4, 2025)

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer – filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer – filed herewith

Exhibit 32
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer and Chief Financial Officer – furnished herewith

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the period ended September 30, 2025 formatted in Inline XBRL

*	Indicates management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: October 21, 2025	/s/ Bert Nappier
Bert Nappier
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)