Form 10-K
period 2025-12-31
GENUINE PARTS CO
filed 2026-02-20
CIK 40987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately 16.9 billion based on the closing sale price as reported on the New York Stock Exchange.
There were 137,622,108 shares of the company's common stock outstanding as of February 17, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2026 are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.    BUSINESS.
Incorporated in the State of Georgia in 1928, Genuine Parts Company is a leading global service provider of automotive and industrial replacement parts and value-added solutions. We serve our customers from more than 10,800 locations, primarily in North America, Europe, and Australasia (primarily Australia and New Zealand). We offer outstanding service, an industry-leading assortment of replacement parts, extensive supply chain and distribution capabilities, and enhanced technology solutions.
As used in this report, "we," "us," "our," "GPC," and the “company” refers to GPC and its subsidiaries, except as otherwise indicated by the context; and the terms “automotive parts” and “industrial parts” refer to replacement parts in each respective category.
OUR BUSINESS
We operate in the automotive aftermarket and industrial parts distribution industries. We are a global company focused on being a preferred employer, supplier, and partner while delivering value to our shareholders. To achieve this, we prioritize excellent customer service, profitable growth, operational efficiency, and strong cash flow. In 2025, we had net sales of $24.3 billion, with revenues distributed approximately 74% in North America, 16% in Europe and 10% in Australasia.
We see attractive long-term growth potential across our markets. In the automotive aftermarket industry, growth is driven by increases in miles driven, a growing and aging vehicle fleet, rising complexity in vehicle technology, and expanding opportunities in electric and hybrid vehicles. In the industrial distribution industry, growth is supported by increased manufacturing activity across our diverse end markets, shifts in global supply chains, rising demand for automation and robotics, and an aging technical workforce. We are positioned competitively in attractive and fragmented industries that create value for shareholders.
Our competitive advantages include our strong brands, global footprint with leading positions in key markets, robust supply chain and distribution capabilities, and advanced technology solutions. Our financial strategy supports these advantages and includes strategic initiatives to grow revenue in excess of the market, improve operating margins, maintain a healthy balance sheet, generate strong cash flow, and allocate capital effectively.
PROPOSED SEPARATION OF AUTOMOTIVE AND INDUSTRIAL BUSINESS
On February 17, 2026, following a comprehensive strategic and operational review by our Board of Directors and management team, we announced our intention to separate the Company into two independent, publicly traded companies: one comprising our Automotive Parts Group (“Global Automotive”) and the other comprising our Industrial Parts Group (“Global Industrial”). The transaction is intended to qualify as a tax-free transaction for U.S. federal income tax purposes for the Company’s shareholders. The separation is targeted for completion in the first quarter of 2027, subject to certain customary conditions, including, among others, final approval by our Board of Directors, receipt of requisite regulatory clearances and compliance with applicable SEC requirements. There can be no assurance that any separation transaction will ultimately occur or, if one does occur, of its terms or timing. See Item 1A. “Risk Factors – Risks Related to the Proposed Separation – The proposed separation of our Automotive and Industrial businesses may not be completed on the terms or timeline currently contemplated, if at all, and there is no guarantee that the separation, if completed, will achieve the intended financial, strategic and operational benefits.
OUR SEGMENTS
Effective December 31, 2025, we revised the aggregation of our operating segments to present three reportable segments: North America Automotive Parts Group (“North America Automotive”), International Automotive Parts Group (“International Automotive”), collectively "Automotive Parts Group" or "Global Automotive", and Industrial Parts Group (“Industrial” or "Global Industrial"). Financial information related to our reportable business segments is included in our Segment Data footnote in our Notes to Consolidated Financial Statements.
North America Automotive & International Automotive Segments
Business Overview
Our North America Automotive and International Automotive segments represent approximately 39% and 24% of total GPC net sales, respectively, and together they represent the largest global automotive network of parts and auto care. Our North America Automotive segment operates in the United States and Canada through our Napa Auto Parts (“NAPA”) subsidiaries, headquartered in Atlanta, Georgia, and UAP Inc., headquartered in Montreal, Canada. Our International Automotive segment operates in Europe and Australasia through our wholly-owned subsidiaries Alliance Automotive Group (“AAG”), headquartered in London, England, and GPC Asia Pacific, headquartered in Melbourne, Australia.
Through these two Automotive segments, we distribute automotive replacement parts, accessories, tools, equipment, and related solutions that help keep a wide range of vehicles running safely and efficiently. Together, these segments serve over one million customer locations including repair shops, dealerships, fleet operators, and retail consumers by delivering extensive product offerings with speed and reliability. Most orders are fulfilled quickly from well-stocked inventories, reducing vehicle downtime for our end customers.
We serve two primary customer types:
•Do-It-For-Me (DIFM): commercial customers including independent and national repair centers, dealerships, service stations, and public and private fleets.
•Do-It-Yourself (DIY): retail customers who shop through company-owned and independently-owned stores as well as digital platforms.
Our DIFM and DIY customers represent approximately 80% and 20%, respectively, of sales in the aggregate across our two Automotive segments.
Our Global Automotive network serves over one million commercial customer locations. We have a diverse commercial customer base with no specific customer type representing an outsized concentration of our overall business. Our network operates in large and fragmented markets with a combined total addressable market estimated to be over $200 billion. The majority of the automotive aftermarket is comprised of small, local competitors and our brands, scale, advanced technology, and distribution network and capabilities differentiate us from our competitors.
Our Products and Services
Inventory availability drives our success, and our teams use data and analytics designed to ensure that the right parts are available in the right locations at the right time. In North America, most products are distributed under the NAPA brand, which serves as a key competitive advantage. In Europe and Australasia, we offer a diverse range of brands, including NAPA, Repco and many other national brands. Our U.S. Automotive business offers over one million parts sourced from hundreds of suppliers, with approximately 55% of the 2025 U.S. Automotive inventory purchased from 10 major suppliers. Overall, our Global Automotive portfolio includes parts, accessories, tools, and equipment that cover nearly all vehicle types from passenger cars and trucks, including hybrids and electric vehicles, to motorcycles, buses, farm machinery, and heavy-duty equipment.
Key product categories include:
•Replacement parts such as brakes, batteries, filters, engine components, and fluids
•Accessories and specialty equipment for both automotive and heavy-duty vehicles
•Tools and diagnostic devices for repair and maintenance
•Paint, body care, and collision repair supplies (in select markets)
We believe we create value for our customers through:
•Advanced inventory management using data analytics to ensure product availability where it’s needed most
•Extensive distribution networks combined with omni-channel digital platforms for fast, reliable delivery
•Technical expertise and training programs that support customers and independent stores alike
•Programs such as the NAPA Auto Care network, which provide branding support, increased visibility, and supply benefits for independent repair centers
•Specialized services offered at select locations, including paint mixing, battery testing, hydraulic hose assembly, and key cutting
Together, these products and services enable us to meet the evolving needs of the global automotive aftermarket, helping keep vehicles running smoothly and minimizing downtime for our customers.
NAPA
We are the sole member of the National Automotive Parts Association, LLC, a voluntary group established in 1925 to promote the distribution of automotive parts. We distribute certain automotive products under the federally registered NAPA® brand, which is used in many of our distribution centers and stores across the U.S., Canada,

Europe, and Australia. While we promote NAPA lines, we are not obligated to purchase specific quantities and may also source competitive products from various suppliers.
We fund NAPA’s advertising to build brand recognition and support product promotion.
Additionally, we comply with a consent decree, entered by the Federal District Court in Detroit, Michigan, on May 4, 1954 that prohibits certain anticompetitive practices, including exclusive manufacturer agreements, territorial restrictions, price fixing, and uniform policies regarding customer selection among former NAPA members.
Global Operations and Distribution
Our extensive logistics and distribution network supports nearly 10,000 company-owned and independently-owned stores worldwide. We have distribution centers strategically located around the globe to support our extensive store network. Our stores are positioned close to key commercial customers, primarily repair shops and auto care centers, enabling frequent deliveries and efficient order fulfillment.
The NAPA brand is integral to our North America and International operations, serving as a symbol of quality and reliability. Our Automotive segments continue to invest in digital sales platforms and omni-channel service capabilities to meet evolving customer preferences. Additionally, we are committed to sustainable business practices, including the distribution of recycled automotive parts through our Back2Car program in Europe, and ongoing innovation to support the growing electric and hybrid vehicle markets globally.
North America Automotive
Our North America Automotive segment represents approximately 39% of total net GPC sales. We serve our customers through 6,864 locations across the U.S. and Canada, with a mix of approximately 35% company-owned and 65% independently-owned stores. We serve customers through a broad network of stores, heavy vehicle outlets, and specialty paint and body care locations. Most products in North America are distributed under the trusted NAPA brand. Our heavy vehicle business operates under banners such as Traction, TruckPro, TW, and Cadel. In Canada, we operate specialty stores that provide paint and body care equipment under the NAPA/CMAX brand, as well as high-quality parts and lubricants for imported vehicles through the Altrom and Auto-Camping banners.
Independent stores operate under their own management but benefit from our distribution network, industry-leading assortment of replacement parts, marketing, and technical support. Our strategic acquisitions in recent years have increased our company-owned store count in key, priority markets to enhance operational synergies and growth potential.
The following table details the number of distribution centers, company-owned stores and independently-owned stores as of December 31, 2025.

North America
Distribution centers	76
Company-owned stores	2,471
Independently-owned stores	4,317
Total locations	6,864
Additionally, our repair center network includes over 20,000 locations across North America through programs like our independent NAPA Auto Care program. These programs offer affiliated repair shops brand recognition, purchasing power, and access to advanced technology, all while allowing them to maintain independent ownership and operation.
International Automotive
Our International Automotive segment operates in Europe and Australasia and represents approximately 24% of total net sales.
Our operations in Europe, managed through AAG, serve thousands of repair shops and collision centers through over 2,500 outlets supported by national and regional distribution centers. Our distribution network includes company-owned and independent affiliate stores and outlets, heavy vehicle outlets, and online and specialty outlets. We operate under numerous well-established local banners across Europe, such as:
•France: GROUPAUTO, Precisium, Pièces Auto
•Germany: Coler, Henig, Knoll, Voigt
•U.K. and Ireland: UAN, CAAR and NAPA Auto Parts

•Belgium and Netherlands: PartsPoint, Alliance Automotive Trading and Precisium
•Spain and Portugal: Lausan, Soulima, Gaudi and Colón
Our Australasia business operates the largest automotive aftermarket business in the region through company-owned stores under the Repco and NAPA Auto Parts brands, serving trade and retail customers across Australia and New Zealand. Repco is a nationwide dual-format store network serving trade and retail customers with parts, tools, and equipment, while NAPA Auto Parts offers electrical and replacement parts to specialist customers in the trade, fleet, industrial, commercial, and mining sectors. Our Australasia business also includes a leading Two Wheel Division that distributes motorcycle parts and apparel with exclusive brands, including wholesale banners (McLeod Accessories, John Titman Racing) and AMX Super Stores, Australia’s largest motorcycle accessories retailer.
The following table details the number of distribution centers, company-owned stores and independent affiliates by geographic region as of December 31, 2025.

	Europe	Australasia	Total
Distribution centers	71	14	85
Company-owned stores	796	568	1,364
Independent affiliate stores	1,750	—	1,750
Total locations	2,617	582	3,199
Industrial Segment
Business Overview
Our Industrial segment, which represents 37% of total GPC net sales, operates across North America and Australasia through our wholly-owned subsidiaries Motion Industries, Inc. (“Motion”), headquartered in Birmingham, Alabama, and Motion Asia Pacific, headquartered in Sydney, Australia. We provide replacement parts and value-added solutions to maintenance, repair and operation (“MRO”) customers and original equipment manufacturer (“OEM”) customers, serving a total addressable market estimated to be over $150 billion.
We support over 180,000 customers across approximately 900,000 locations by delivering our products with speed and reliability. Nearly all of the products are designed for direct use by the customer in plant and facility maintenance, ensuring they are able to keep their operations running with limited disruption. Most orders are filled immediately from our existing inventory and deliveries are typically completed within 24 hours of order receipt. Our national account customers collectively represent approximately 45% of our annual sales and highlight the trust and lasting partnership that set Motion apart in the industry.
Our Products and Services
Motion is a premier industrial parts and solutions provider known for superior customer service, value-added services and extensive product availability with access to more than 10 million replacement parts. We offer a broad range of industrial products including:
•Bearings, seals and gaskets
•Hose, fittings, hydraulics and pneumatics components
•Abrasives, adhesives, sealants, and tape
•Pumps and power transmission
•Tools and testing equipment
•Electrical supplies and safety products
•Chemicals and janitorial supplies
Our customers span numerous industries such as aggregate and cement, automotive, chemical and allied products, equipment and machinery, equipment rental and leasing, fabricated metals, food and beverage, iron and steel, mining, lumber and wood, oil and gas, pulp and paper, and rubber products. We have strategically targeted specialty industries in power generation, alternative energy, government, transportation, ports, and emerging sectors like electric vehicle battery production.
We provide our customers and deliver value through:
•Onsite inventory management and vendor managed inventory ("VMI")

•Asset repair and tracking, including radio frequency identification ("RFID") asset management of our customers' inventories
•Specialized repair services for gearboxes, fluid power systems, pumps, drive shafts, electrical panels, and hoses and gaskets
•Advanced automation and motion control solutions through Motion AI
•Integrated e-business capabilities through MiSupplierConnect, our advanced platform that seamlessly connects our IT systems with those of our suppliers.
These services and supply chain efficiencies enable us to deliver the cost savings that our customers need and expect. By improving operational reliability and reducing downtime, we help customers optimize performance and keep their operations running smoothly.
Global Operations and Distribution
We operate 755 locations, including distribution centers, branches and service centers to ensure products are readily accessible to our customers. We are committed to providing our customers with greater inventory availability through our strategically located distribution centers. Additionally, most branches stock inventories tailored to meet the specific product needs of customers within their local markets. The strategy is designed to address the customer expectations of a broader inventory selection closer to the point of demand, supported by best-in-class final-mile delivery, often occurring the next business day with same-day service available.
Our North America Industrial network goes to market as Motion and operates in the U.S., Puerto Rico and Canada. Motion has access to over 10 million replacement parts that are sourced from nearly 40,000 different suppliers, with approximately 45% of purchases coming from our top 50 strategic suppliers. Our combination of distribution centers, branches, and service centers is designed to meet diverse customer needs across multiple industries. Inventories at local branches are customized based on market demand to ensure fast and reliable order fulfillment.
Our business in Australasia supports Industrial customers via a network of distribution centers, branches, and service centers operating under the Motion banner throughout Australia, New Zealand, Indonesia, and Singapore.
The following table details the number of distribution centers, branches and service centers by geographic region as of December 31, 2025.

	North America	Australasia	Total
Distribution centers	19	13	32
Branches	527	119	646
Service centers	73	4	77
Total locations	619	136	755
Supplier Agreements.
We maintain non-exclusive distributor agreements with most suppliers. The terms of these agreements vary; however, these agreements typically continue until breached by one party or until terminated by mutual consent.
COMPETITION
Our Global Automotive and Industrial businesses operate in highly competitive markets, with a wide range of national, regional and local businesses.
In our Automotive segments, competition comes from specialty parts chains, automobile manufacturers (including those selling parts for their own and other manufacturers’ vehicles), automobile dealers, warehouse clubs, mass merchandisers and online retailers. Key competitors in North America include AutoZone, Inc., O'Reilly Auto Parts, Inc., Advance Auto Parts, Inc., and LKQ Corporation, among others. Internationally, competitors include LKQ Corporation, which has a strong presence in Europe, and Bapcor in Australasia, among many others. In industrial distribution, our main competitor is Applied Industrial Technologies, Inc., but we also compete against Fastenal Company, and W.W. Grainger, Inc, among many other smaller, regional competitors.
Our competitive advantages are based on broad product availability, quality service, strong brand recognition, and competitive pricing. Further information regarding competition in the industry is set forth in “Item 1A. Risk Factors — We face substantial competition in the industries in which we do business."

ENVIRONMENTAL SUSTAINABILITY
We are committed to the development of sustainable and efficient operations and business practices that enhance and protect our people, our communities and our planet. Our goal is to generate above-market returns while aligning our business practices to support the interests of our stakeholders.
Our process of defining sustainability priorities focuses on the simultaneous improvement of our environmental, social and financial position, and our strong leadership and governance practices that strive to integrate sustainability into our business strategy and corporate culture. The Nominating and ESG Committee of the Board of Directors ("Board") oversees our sustainability initiatives which aim to deliver long-term value for our shareholders and all our stakeholders.
We seek to promote an inclusive workplace and to ensure the health, safety and well-being of all employees. We emphasize giving back and uplifting the communities in which we operate through partnerships and volunteer efforts. Refer to the “Human Capital Management” section below for further information on our human capital management initiatives.
We are committed to reducing our environmental footprint through the implementation of sustainable initiatives throughout our value chain. We are continuously incorporating environmental stewardship in our practices and discovering opportunities to develop more efficient operations. Additional information regarding our sustainability efforts and future initiatives can be found in our 2025 Sustainability Report and the Sustainability section of our website at www.genpt.com.
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
As of December 31, 2025, we employed more than 65,000 people worldwide and operated within 17 countries. We are proud of our employees and are committed to helping them improve their physical, emotional, financial and social well-being. Our benefit offerings are designed to meet the varied and evolving needs of a global workforce across businesses and geographies while helping our employees care for themselves and their families. We offer healthcare benefits aimed at improving quality of care while limiting out-of-pocket costs. In addition, our well-being programs include an online platform that offers an interactive way to accomplish personal and financial goals and a rewards platform to reward employees for completing company sponsored competitions and well-being activities.
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
Please refer to our 2025 Sustainability Report and Human Rights Policy, which can be found on our investor relations website, for further information on human capital management.

Additional Information
Our website can be found at www.genpt.com. We make available, free of charge through our website, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, any amendments to these documents, and other reports. These documents and reports are available under the Investor Relations section of our website as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission (“SEC”). We also use our website as a means of disclosing material information and for complying with our disclosure obligations under the SEC’s Regulation FD (Fair Disclosure). Important information, including news releases, analyst presentations and financial information regarding GPC is routinely posted on our website. Accordingly, investors should monitor the Investor Relations portion of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Additionally, our corporate governance guidelines, codes of conduct and ethics, charters of the Audit Committee, Compensation and Human Capital Committee and the Nominating and ESG Committee, and information regarding our procedure for shareholders and other interested parties to communicate with our Board of Directors, are available also on our website.
In Part III of this Form 10-K, we incorporate certain information by reference to our proxy statement for our 2026 annual meeting of shareholders. We expect to file the proxy statement with the SEC on or about February 27, 2026, and it will be available online at the same time at http://www.proxydocs.com/gpc. Please refer to the proxy statement for the information incorporated by reference into Part III of this Form 10-K when it is available.
ITEM 1A. RISK FACTORS.
FORWARD-LOOKING STATEMENTS
Some statements in this report, as well as in other materials we file with the SEC or otherwise release to the public and in materials that we make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. Forward-looking statements may relate, for example, to the company's view of business and economic trends for the coming year and the company's expectations regarding its ability to capitalize on these business and economic trends; the company's full-year 2026 outlook and the company's ability to successfully execute on its strategic priorities, including the company's anticipated separation of Global Automotive and Global Industrial into two independent, publicly traded companies. We caution that our forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated in our forward-looking statements as a result of various important factors. Such factors include, but are not limited to, those discussed below.
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
With respect to our North America Automotive and International Automotive segments, the primary factors are:
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
•changes in travel patterns, which may cause consumers to rely more on other forms of transportation;
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
•the consolidation of certain of our manufacturing customers which reduces demand for our products;
•changes in legislation or government regulations or policies that could impact international trade among our multi-national customer base and cause reduced demand for our products; and
•the economy in general, which in declining conditions may cause reduced demand for industrial output.
Supply chain delays or interruptions, including as it relates to our dependence on our supplier relationships and the modernization of our supply chain, could harm our business
As a distributor of automotive and industrial parts, our business depends on developing and maintaining close and productive relationships with our suppliers. We depend on our suppliers to sell us quality products at favorable prices. A variety of factors, many outside our control, affect our suppliers' ability to deliver quality merchandise to us at favorable prices and in a timely manner. These include raw material shortages, inadequate manufacturing capacity, labor strikes, shortages and disputes anywhere within the supply and distribution chain delivering products to us, tariff and customs legislation and enforcement, transportation disruptions, taxes and other legislative uncertainties, public health emergencies and/or weather conditions.
Furthermore, financial or operational difficulties at a particular supplier could cause that supplier to increase the cost, or decrease the quality, of the products we purchase or prevent that supplier from operating. Supplier consolidation could also limit the number of suppliers from which we may purchase products and could materially affect the prices we pay for these products. In addition, we would suffer an adverse impact if our suppliers limit or cancel the return privileges that currently protect us from inventory obsolescence.
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
Our operations depend on relationships with various customers and vendors, and we may be exposed to risks if any customer or vendor declares bankruptcy, becomes insolvent, or otherwise fails to meet its financial or contractual obligations. For example, in September 2025, one of the key vendors for our North America Automotive segment filed for Chapter 11 bankruptcy. In the event a key customer or vendor files for bankruptcy or ceases operations, we may face significant disruptions including, but not limited to, delays in our supply chain, inability to source replacement goods at comparable costs, increased operating expenses, and such events may negatively impact our ability to collect outstanding receivables or ability to generate future sales and cash flow. Credit and financial difficulties of our customers and vendors may also lead to a reduction in sales, price reductions, increased returns of our products, and could adversely affect our brand, revenue, operating results, and financial condition.
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
In addition, the automotive aftermarket industry continues to experience consolidation. Consolidation among our competitors could further enhance their financial position, provide them with the ability to offer more competitive prices to customers for whom we compete, take advantage of acquisitions and other opportunities more readily, rapidly scale and invest in their businesses, more successfully utilize developing technology, including data analytics, artificial intelligence, and machine learning, and allow them to achieve increased efficiencies in their consolidated operations that enable them to more effectively compete for customers. If we are unable to continue to develop successful competitive strategies or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.
The impact of geopolitical conflicts may adversely affect our business and results of operations.
We have operations or activities in numerous countries and regions outside the U.S., including throughout western Europe and Australasia. As a result, our global operations are affected by economic, geopolitical and other conditions in the foreign countries in which we do business as well as U.S. laws regulating international trade. Specifically, instability in the geopolitical environment in many parts of the world (including as a result of the conflict between Russia and Ukraine, the conflict and unrest in the Middle East, and recent developments in relations between the U.S. and Venezuela) and other disruptions may continue to put pressure on global economic conditions and supply chains. For example, the U.S., other NATO members and other countries across the globe instituted sanctions and other penalties against Russia in response to its conflict with Ukraine. While we do not have operations in Russia or Ukraine, retaliatory measures such as this have created, and may continue to create, global security concerns that could result in broader military and political conflicts, further disrupt global automotive supply chains and otherwise have a substantial impact on regional and global economies, any or all of which could adversely affect our business, particularly our European operations.
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
•adverse changes in international trade policies and relations, including U.S. tariff policies;
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
Despite our implementation of various security measures, our IT systems and operations (and the third-party IT systems and operations with which we interact) could be subject to damage or interruption from computer viruses, natural disasters, unauthorized physical or electronic access, power outages, telecommunications failure, computer system or network failures, wire transfer failure, employee error/malfeasance, cyber-attacks, security breaches, and other similar disruptions. In addition, the IT systems of businesses that we have acquired or may acquire could present issues that we were not able to identify prior to the acquisition or other issues that continue to pose risk to us, such as those related to collection, use maintenance and data disclosure practices or other cybersecurity vulnerabilities. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of IT systems change frequently, including as a result of the deployment of evolving artificial intelligence tools and machine learning tools used to identify vulnerabilities and create more effective phishing attempts, and have the potential to not be recognized until such attacks are launched or have been in place for a period of time. Maintaining, operating, and protecting these systems and related personal and sensitive information about our employees, customers and suppliers requires continuous investments in physical and technological security measures, employee training, and third-party services which we have made and will continue to make. A cyber-attack or security breach could result in, among other things, sensitive and confidential data being lost, manipulated or exposed to unauthorized persons or to the public or delay our ability to process customer orders and manage inventory. While we also seek to obtain assurances from third parties with whom we interact to protect confidential information, there are risks that the confidentiality or accessibility of data held or utilized by such third parties may be compromised.
To date, we have not experienced a material breach of cybersecurity; however, our computer systems and the computer systems of our third-party service providers have been, and will likely continue to be, subjected to unauthorized access or phishing attempts, computer viruses, malware, ransomware or other malicious codes.
A serious prolonged disruption of our information systems for any of the above reasons could materially impair fundamental business processes (including the timely reporting of financial information) and increase expenses, decrease sales or otherwise impact earnings and cash flows. Furthermore, such a disruption may harm our reputation and business prospects and subject us to legal claims if there is loss, disclosure or misappropriation of or access to our customers, employees or suppliers' information. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, compliance with these requirements could also result in significant additional costs. As threats related to cybersecurity breaches grow more sophisticated and frequent, it may become more difficult to timely detect and protect our data and infrastructure. For further information about our cybersecurity strategy, risk assessment and management processes, see "Item 1C. Cybersecurity."
We recognize the growing demand for business-to-business and business-to-customer e-commerce options and solutions, and we could lose business if we fail to provide or adapt to the e-commerce options and solutions our customers wish to use.
Our retail and business customers increasingly demand convenient, easy-to-use e-commerce tools as an option to conduct their business with us. The success of our e-commerce platform depends on our ability to accurately identify the products to make available through our e-commerce platform, and to provide and maintain an efficient online experience with the highest level of data security for our customers. Operating an e-commerce platform is a complex undertaking and exposes us to risks and difficulties frequently experienced by internet-based businesses, included risks related to, among other things, our ability to support, expand, and develop our internet operations, website, mobile applications and software and related operational systems. Continuing to improve our e-commerce platform involves substantial investment of capital and resources, increasing supply chain and distribution capabilities, attracting, developing and retaining qualified personnel with relevant subject matter expertise and effectively managing and improving the customer experience. If we are unable to successfully provide the e-

commerce solutions our retail and business customers desire, differentiate ourselves from our competitors' e-commerce solutions or adapt to new or enhanced e-commerce tools, we may lose existing customers and fail to attract new ones. Our business, financial condition, results of operations and cash flows may be materially and adversely affected as a result.
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
Effective internal controls are necessary for us to provide reliable and accurate financial statements, safeguard our assets and to effectively prevent fraud. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There can be no assurance that all control issues or fraud will be detected. As we continue to grow our business, our internal controls continue to become more complex and require more resources. Further, some of our employees work remotely and could introduce potential vulnerabilities to our financial reporting systems and our internal control environment and the effectiveness of our internal controls over financial reporting. Any failure to maintain effective controls could prevent us from timely and reliably reporting financial results and may harm our operating results. In addition, if we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified report as to the effectiveness of our internal control over financial reporting, as of each fiscal year end, we may be exposed to negative publicity, which could cause investors to lose confidence in our reported financial information. Any failure to maintain effective internal controls and any such resulting negative publicity may negatively affect our business and stock price.
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
PROPOSED SEPARATION RISKS
The proposed separation of our Automotive and Industrial businesses may not be completed on the terms or timeline currently contemplated, if at all, and there is no guarantee that the separation, if completed, will achieve the intended financial, strategic and operational benefits.
On February 17, 2026, following a comprehensive strategic and operational review by our Board of Directors and management team, we announced our intention to separate the Company into two independent, publicly traded companies: Global Automotive and Global Industrial. The proposed separation is intended to be tax-free for U.S. federal income tax purposes for the Company’s shareholders and is expected to be completed in the first quarter of 2027. Completion of the proposed separation is subject to, among other things, the final approval of our Board of Directors, receipt of requisite regulatory clearances and compliance with applicable SEC requirements.
The proposed separation is complex in nature, and unanticipated changes or developments could delay or prevent the completion of the separation or cause the separation to occur on terms or conditions that are different or less favorable than expected. Whether or not we complete the separation, we may face significant challenges in connection with the transaction, including, without limitation:
•our ability to maintain operational, commercial, data and information technology, intellectual property, human resources, finance, legal, sales, and marketing continuity where necessary between the two companies;
•the risk that, if the Internal Revenue Service determines that certain steps of the proposed separation do not qualify for tax-free treatment for U.S. federal income tax purposes, the Company and its shareholders could incur significant tax liabilities;
•costs and expenses related to the proposed separation are expected to be significant, including costs related to commercial and operational dis-synergies, restructuring and other transaction expenses, expenses related to establishing stand-alone operational, commercial, personnel, and digital and technology infrastructure and accounting, tax, legal, and other professional services expenses, any of which may be higher than initially expected;
•retaining existing business and operational relationships, including with customers, suppliers, employees, and other counterparties;
•failing to successfully promote retention, as well as motivate and maintain efficient and effective labor and employee relations;

•obtaining any required regulatory licenses, operating authority, or contractual consents;
•determining the appropriate allocations of assets and liabilities between Global Automotive and Global Industrial, as well as the terms governing the relationship between the two companies following the separation; and
•potential negative reactions from investors and other external stakeholders.
There can be no assurance that the separation, if completed, will achieve the intended financial, strategic and operational benefits (which are based on a number of assumptions, some or all of which may prove to be incorrect) or provide greater value to our shareholders than that reflected in the current price of our common stock, or that the dis-synergies of the separation will not exceed the anticipated amounts. The market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the uncertainties described above.
If the proposed separation occurs, Global Automotive and Global Industrial will each be less diversified companies with more concentrated areas of focus. As a result, Global Automotive and Global Industrial may become more vulnerable to changing macroeconomic and market conditions; the results of operations, cash flows, effective tax rate, and other financial and operating metrics of each company may be subject to increased volatility; and the ability of each company to fund capital expenditures and investments, pay dividends, and service debt may be diminished. To the extent challenges related to the proposed separation adversely affect our business, they may also have the effect of heightening other risks disclosed in this Form 10-K, any of which could materially and adversely affect our business, results of operations, and the price of our common stock.
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
Additionally, in the first half of 2025, the United States imposed increased tariffs on foreign imports into the United States, including an additional 20% tariff on all product imports from China, an additional 25% tariff on all product imports from Mexico and Canada, as well as additional proposed tariffs on other countries. The tariff policy environment has been and is expected to continue to be dynamic, and we cannot predict what additional actions may ultimately be taken by the United States or other governments with respect to tariffs or trade relations, including retaliatory trade measures taken by other countries in response to existing or future United States tariffs or other measures. While we have taken steps to mitigate the impact of tariffs on our businesses, including through price increases and supply chain enhancements, tariffs and related inflationary pressures have impacted our SG&A expenses and gross margins. If these pressures continue or worsen, we may be required to take additional steps to mitigate the impact on our business, which could adversely affect our business and financial results.
As a global business, we are also subject to many laws governing international relations and our international operations, including laws such as the U.S. Foreign Corrupt Practices Act that prohibit improper payments to government officials and commercial customers and that restrict where we can do business, what information or products we can import and export to and from certain countries and what information we can provide to a non-U.S. government. We have internal policies and procedures relating to compliance with these and other international laws; however, there is a risk that such policies and procedures will not always protect us from the improper acts of employees, agents, business partners or representatives. Violations of international laws, which are complex, may result in criminal penalties, sanctions and/or fines, and may also result in costly and time-consuming governmental investigations, any or all of which could have an adverse effect on our business, financial condition and results of operations and reputation.
In addition, we are subject to taxation in each of the jurisdictions in which we operate. Changes in the tax laws or policies of these jurisdictions, or in the interpretation or enforcement of existing tax laws, could subject our business to audits, inquiries and legal challenges from taxing authorities and could reduce the benefit of tax structures previously implemented for our operations. As a result, we may incur additional costs, including taxes and penalties for historical periods, that may have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Uncertainty and/or deterioration in general macro-economic conditions domestically and globally, including inflation or deflation, employment rates and wages, changes in tax policies, changes in energy costs, uncertain credit markets, or other economic conditions, could have a negative impact on our business, financial condition, results of operations and cash flows.
Our business, financial condition, results of operations and cash flows have been and may in the future be adversely affected by uncertain global economic conditions, including inflation or deflation, domestic outputs, geopolitical uncertainty and unrest, employment rates and wages, including increases in minimum wage, changes in tax policies, changes in energy costs, instability in credit markets, declining consumer and business confidence, fluctuating commodity prices, elevated interest rates for prolonged periods, monetary policies, volatile exchange rates, changes in fiscal and regulatory priorities under the current presidential administration, and other challenges that could affect the global economy. Both our commercial and retail customers may experience deterioration of their financial resources, which could result in existing or potential customers delaying or canceling plans to purchase our products.
Our vendors may also be adversely affected by these and other uncertain or deteriorating macro-economic conditions, which could impact their ability to fulfill their financial obligations to us. Further, we are exposed to accounts receivable risk and, thus, any significant deterioration in our customer's credit quality could lead to increased credit losses, reduced cash flow, and could have an adverse material effect on our financial condition and results of operations.
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
In addition, our indebtedness is rated by credit rating agencies. Our overall credit rating may be negatively impacted by deteriorating and uncertain credit markets or other factors that may or may not be within our control. The interest rates on our unsecured revolving credit facility, as well as any additional indebtedness we may incur in the future, are impacted by our credit ratings. Accordingly, maintaining an investment grade rating is important, as it helps reduce our borrowing costs and facilitates financing programs important to our business operations, including our supply chain finance program. Any deterioration or uncertainty in these credit ratings, or placement on "review" or "watch" status, could increase our borrowing costs under our unsecured revolving credit facility and limit access to favorable financing. Additionally, if these programs or underlying customer or supplier terms do not continue and we are unable to secure alternative programs, our cash and working capital may be negatively affected and we may have to utilize our various financing arrangements or increase our long-term borrowings for short- and long-term liquidity requirements. Such outcomes could materially increase interest expense and adversely affect the terms and cost of any future debt.
LEGAL AND REGULATORY RISKS
We may be affected by global climate change or legal, tax, regulatory, or market responses to such change.
The concern over climate change has led to legislative and regulatory initiatives aimed at reducing greenhouse gas emissions (“GHG”). For example, regulations that impose extensive requirements related to GHG continue to be considered by or have been issued by policy makers in certain state governments in the U.S., by the European Union, and by national governments in Canada, the U.K., Australia and elsewhere. In many cases, these requirements differ and may conflict from country to country, increasing our costs or requiring significant management time and attention. Many of the regulations that have been issued outside the U.S. create mandatory, annual reporting requirements related to carbon emissions and other sustainability-related information that will ultimately be subject to audit and could expose our company to fines, regulatory inquiry or negative publicity if we fail to comply. Additionally, significant increases in fuel economy requirements, new federal or state restrictions on emissions of carbon dioxide or new federal or state incentive programs that may be imposed on vehicles and automobile fuels could adversely affect demand for the products we sell. We may not be able to accurately predict, prepare for and respond to new kinds of technological innovations with respect to electric vehicles and other technologies that minimize emissions. Laws enacted to reduce GHG could directly or indirectly affect our suppliers and could adversely affect our business, financial condition, results of operations and cash flows. Changes in automotive technology (including the adoption of electric vehicles or the use of artificial intelligence and machine learning) and compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional compliance costs and other expenditures by us or our suppliers all of which could adversely impact the demand for our products and our business, financial condition, results of operations or cash flows.
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
Many factors influence our reputation and the value of our brands including the perception held by our customers, suppliers, business partners, investors, regulators, other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny and regulations related to corporate social responsibility practices and disclosures and we face an increasing risk of damage to our reputation and the value of our brands if we fail to act responsibly and/or in compliance with applicable laws and regulations in a number of areas, such as environmental stewardship and sustainability, supply chain management, climate change, inclusion, workplace conduct, human rights, philanthropy and support for local communities. We are continually assessing our obligations under proposed and enacted rules and expect that compliance could require substantial effort in the future. Standards for tracking and reporting on sustainability matters, including climate-related matters, have also not been harmonized. Changes to these standards could require adjustments to our accounting or operational policies, as well as updates to our existing systems to meet these reporting obligations. We will therefore likely need to be prepared to contend with overlapping, yet distinct, disclosure approaches, frameworks and requirements.
Our 2025 Sustainability Report is available on our website. If our sustainability practices or disclosures do not meet, or are perceived not to meet, evolving regulatory, investor and other stakeholder expectations and standards, our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure, or perceived failure, to pursue or fulfill any sustainability-focused goals, targets, or objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation. While we monitor a broad range of sustainability matters, we cannot be certain that we will manage such matters successfully, or that we will successfully meet the expectations of regulators, investors, employees, customers and other stakeholders. Any failure to meet such expectations could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.
Our stock price is subject to fluctuations, and the value of your investment may decline.
The trading price of our common stock is subject to fluctuations, and may be subject to fluctuations in the future based upon external economic and market conditions. The stock market in general has experienced significant price and volume fluctuations that have sometimes been unrelated or disproportionate to the operating performance of listed companies. These broad market, geopolitical and industry factors among others may harm the market price of our common stock, regardless of our operating performance and growth outlook, and the value of your investment may decline.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 1C. CYBERSECURITY.
Our information security program is managed by a dedicated Chief Information Security Officer ("CISO"), whose team is responsible for leading enterprise-wide cybersecurity strategy, risk assessment and management policies, standards, architecture, and processes. The CISO, along with the Chief Information and Digital Officer ("CIDO"), each have over 20 years of prior work experience in various roles involving information technology, including security, compliance, and systems. The CISO provides periodic reports, which take into account information from internal stakeholders, known privacy and security vulnerabilities, threat detection plans, and information from external sources such as reported security incidents, industry trends, and third-party evaluations to our executive leadership team and, as well as regular updates to our Audit Committee. The Audit Committee receives regular updates specific to the company’s cyber security program and IT security risk, including threat protection posture, IT compliance reporting, and IT risk posture. The Board has ultimate oversight for risks relating to our information security program and practices and receives periodic updates from the Audit Committee Chair on cybersecurity and IT security risk and mitigation strategies, as well as periodic updates directly from the CIDO and CISO. Our program is regularly evaluated by internal and external resources with the results of those reviews reported to senior management, the Audit Committee and the Board. We also actively engage with key vendors, industry participants, and intelligence and law enforcement communities for benchmarking and awareness of best practices as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. As part of our cybersecurity risk management system, our governance, risk and compliance team tracks and logs privacy and security incidents across GPC as well as performs third-party risk management to identify and mitigate risks from third parties such as vendors and suppliers. The results of our evaluations and the feedback from our engagements are used to drive alignment on, and prioritization of, initiatives to enhance our cybersecurity strategies, policies, and processes and make recommendations to improve processes.
Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program to ensure that cybersecurity considerations are an integral part of our decision-making processes and are based on frameworks established by the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and other applicable industry standards. In connection with our information security program, we perform ongoing internal and external risk assessment activities, and deploy systems, processes, and procedures across our global business units in response to identified risks. As cybersecurity events are detected via our global processes, the potential impact of the events is assessed based on criticality, and mitigation and remediation actions are taken in accordance with our incident response plan. The incident response plan is periodically evaluated by our cybersecurity team as well as by independent advisors using simulated security exercises. Our incident response protocols, developed in coordination with our legal department, establish defined processes to assessing whether a cybersecurity incident constitutes as a material event and may require disclosure with the U.S. Securities and Exchange Commission. Security awareness training is also key component of our information security program and involves required training for all our teammates and contingent workers.
Although we do not believe we have experienced a material breach of cybersecurity to date and do not believe any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect us as of the date of this Form 10-K, our computer systems and the computer systems of our third-party service providers have been, and will likely continue to be, subjected to unauthorized access or phishing attempts, computer viruses, malware, ransomware or other malicious codes. Cybersecurity attacks are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. Despite our security measures, there can be no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. For more information about these and other information security risks we face, see “Item 1A. Risk Factors — Strategic and Operational Risks.”
ITEM 2.    PROPERTIES.
The following table summarizes our distribution centers, company-owned stores, branches and service centers as of December 31, 2025:

	Distribution Centers	Other Locations
Total North America Automotive	76	2,471
International Automotive:
Europe	71	796
Australasia	14	568
Total International Automotive	85	1,364
Industrial:
North America	19	600
Australasia	13	123
Total Industrial	32	723
Total GPC	193	4,558
In addition to the properties set forth above, we have various headquarters, shared service centers and other facilities around the globe. For example, our corporate and U.S. Automotive headquarters are located in two office buildings owned by us in Atlanta, Georgia. We generally own distribution centers and lease stores and branches. We believe that our facilities as a whole are in good condition, are adequately insured, are fully utilized and are suitable and adequate to conduct the business of our current operations.
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
Dividend Information
We have paid a cash dividend to shareholders every year since going public in 1948 and increased the annual dividend for 69 consecutive years through 2025. While we have historically paid dividends to holders of our common stock on a quarterly basis and expect to continue doing so going forward, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our Board of Directors.
Stock Performance Graph
Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return on our common stock against the cumulative total shareholder return of the Standard and Poor’s ("S&P") 500 Stock Index and a peer group composite index (“Peer Index”) structured by us as set forth below for the five year period that commenced December 31, 2020 and ended December 31, 2025. This graph assumes that $100 was invested on December 31, 2020 in Genuine Parts Company common stock, the S&P 500 Stock Index (we are a member of the S&P 500 Stock Index, and our cumulative total shareholder return went into calculating the S&P 500 Stock Index results set forth in the graph) and the peer group composite index as set forth below, and assumes reinvestment of all dividends.
Comparison of five year cumulative total shareholder return

Cumulative Total Shareholder Return $ at Fiscal Year End	2020	2021	2022	2023	2024	2025
Genuine Parts Company	$100.00	$143.38	$181.80	$148.83	$129.17	$140.38
S&P 500 Stock Index	$100.00	$128.68	$105.36	$133.03	$166.28	$195.98
Peer Index	$100.00	$123.75	$100.66	$117.26	$109.61	$120.57
In constructing the Peer Index for use in the stock performance graph above, we used the total shareholder returns of various publicly held companies (weighted in accordance with each company’s stock market capitalization at December 31, 2020 and including reinvestment of dividends) that compete with us in our two Automotive segments and Industrial segment. Each of the companies included in the Peer Index is competing with us in a separate industry and is hereinafter referred to as a “Peer Group”. Included in the Peer Group for our two Automotive segments are those companies making up the Dow Jones U.S. Auto Parts Index (we are a member of such industry group, and its individual shareholder return was included when calculating the Peer Index results set forth in the performance graph). Included in the Peer Group for our Industrial segment are Applied Industrial Technologies, Inc., Fastenal Company, and W.W. Grainger, Inc. In determining the Peer Index, each Peer Group was weighted to reflect our annual net sales in each of our three segments.
Holders
As of February 5, 2026, there were 6,031 holders of record of the company’s common stock. The number of holders of record does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.
Issuer Purchases of Equity Securities
The following table provides information about the purchases of shares of the company’s common stock during the three month period ended December 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2025 through October 31, 2025	—	$—	—	7,452,811
November 1, 2025 through November 30, 2025	3,658	$123.61	—	7,452,811
December 1, 2025 through December 31, 2025	406	$133.05	—	7,452,811
Total	4,064	$124.55	—	7,452,811
(1)Includes shares surrendered by employees to the company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of share appreciation rights and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15 million shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The authorization for these repurchase plans continues until all such shares have been repurchased or the repurchase program is terminated by action of the Board of Directors. The program may be suspended at any time and does not have an expiration date. Approximately 7.5 million shares authorized remain available to be repurchased by the company. There were no other repurchase plans announced as of December 31, 2025.

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
OVERVIEW
Genuine Parts Company ("GPC") is a leading global service provider of automotive and industrial replacement parts and value-added solutions. We have a long history of growth and innovation dating back to our founding in Atlanta, Georgia, in 1928. Over nearly a century, we’ve built a reputation for delivering excellent customer service, profitable growth and strong cash flow generation.
In 2025, we conducted business in North America, Europe and Australasia from more than 10,800 locations. Our Automotive businesses operated in the U.S., Canada, Mexico, France, the U.K., Ireland, Germany, Poland, the Netherlands, Belgium, Spain, Portugal, Australia and New Zealand and accounted for 63% of total revenues for the year. Our Industrial business operated in the U.S., Canada, Australia, New Zealand, Indonesia and Singapore and accounted for 37% of total revenues.
We are focused on being the preferred employer, supplier, and partner while delivering values to our shareholders. This focus drives our strategic financial objectives which are growing revenue in excess of the market, improving operating margins, maintaining a healthy balance sheet, generating strong cash flows, and allocating capital effectively. As we look to the future, we are leaning into modernizing our supply chain and technology through digital innovation, and data-driven strategies to enhance our competitive edge. By optimizing supply chains and leveraging technology, we are empowering our teams with cutting-edge tools to continue our focus on delivering exceptional customer service and driving sustainable growth. At the heart of it all is our commitment to excellence, supported by a culture of continuous improvement and a legacy of strong leadership that has guided us for nearly a century.
In the fourth quarter of 2025, we disaggregated our automotive aftermarket business into two reportable segments. There were no changes to our Industrial segment. We believe this expanded segmentation will provide our investors with additional information to better understand our performance. Concurrent with the change in reportable segments, we revised our prior period financial information to be consistent with the current period presentation. There was no impact on consolidated net sales, total operating expenses, net income or diluted EPS as a result of these changes. Refer to the Segment Data Footnote in the Notes to Consolidated Financial Statements for additional information.
KEY PERFORMANCE INDICATORS
We consider a variety of performance and financial measures in assessing our business, and the key performance indicators used to measure our results are summarized below.
Comparable Sales
Comparable sales is a key metric that refers to period-over-period comparisons of our net sales excluding the impact of acquisitions, foreign currency and other. Our calculation of comparable sales is computed using total business days for the period and is inclusive of sales from our company-owned stores and sales to our independent owners. The company considers this metric useful to investors because it provides greater transparency into management’s view and assessment of the company’s core ongoing operations. This is a metric that is widely used by analysts, investors and competitors in our industry, however our calculation of the metric may not be comparable to similar measures disclosed by other companies, because not all companies and analysts calculate this metric in the same manner.
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
CONSOLIDATED RESULTS OF OPERATIONS
Our discussion of our results focuses on 2025 and 2024 and year-to-year comparisons between those periods. Discussions of 2023 results and year-to-year comparisons between 2024 and 2023 results that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Our results in 2025 reflect continued headwinds in global market conditions, persistent cost inflation, changes in tariffs and global trade regulations and costs associated with investments in our technology and supply chain capabilities to drive growth.
In 2025, net sales were $24.3 billion, an increase of 3.5%, primarily driven by acquisitions and slight comparable sales growth in all three segments. Gross margin improved 50 basis points due to benefits from ongoing strategic pricing and sourcing initiatives and acquisitions.
Net income totaled $66 million, down 92.7% compared to the prior year period. Our results include discrete charges for our pension settlement of $742 million, credit losses from the bankruptcy of First Brands Group of $151 million, and asbestos-related product liability remeasurement of $103 million. Our lower net income was also driven by lower pension income and higher SG&A expenses from inflationary pressures on salaries, healthcare costs, freight, and rent, as well as planned investments in technology to modernize our systems and digital platforms. These technology investments, along with enhancements to our supply chain capabilities, also contributed to higher depreciation and interest from additional borrowings year over year. These costs were partially offset by increased cost savings of approximately $175 million associated with our global restructuring program, which was designed to better align our assets and cost structure to the current economic environment.
Impact of Tariffs on Our Business
We continue to monitor the global trade environment, including the tariffs on merchandise inventories sourced directly or indirectly from several countries, such as China, Canada, and Mexico and their impact on our operations. During 2025, tariffs drove higher prices to our customers and cost inflation that impacted our gross margin and SG&A expenses. We managed these challenges through strategic pricing and sourcing initiatives, leveraging global supplier relationships and technology tools. While the ongoing economic volatility continues to add uncertainty to our operating environment, we expect our balanced portfolio and global diversification will help mitigate potential disruptions. See Part I, Item 1A. Risk Factors for further discussion regarding tariff-related risks.
Our results of operations are summarized below for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025		2024
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$24,300,141	100.0%	$23,486,569	100.0%	$813,572	3.5%
Cost of goods sold	15,359,443	63.2%	14,962,954	63.7%	396,489	2.6%
Gross profit	8,940,698	36.8%	8,523,615	36.3%	417,083	4.9%
Operating expenses:
Selling, administrative and other expenses	7,151,043	29.4%	6,642,900	28.3%	508,143	7.6%
Depreciation and amortization	538,023	2.2%	407,978	1.7%	130,045	31.9%
Provision for doubtful accounts	37,020	0.2%	30,001	0.1%	7,019	23.4%
Restructuring and other costs	253,961	1.0%	213,520	0.9%	40,441	18.9%
Total operating expenses	7,980,047	32.8%	7,294,399	31.1%	685,648	9.4%
Non-operating expenses (income):
Interest expense, net	163,506	0.7%	96,827	0.4%	66,679	68.9%
Pension settlement charge	741,967	3.1%	—	—%	741,967	100.0%
Other	3,010	—%	(43,579)	(0.2)%	46,589	(106.9)%
Total non-operating expenses	908,483	3.7%	53,248	0.2%	855,235	1606.1%
Income before income taxes	52,168	0.2%	1,175,968	5.0%	(1,123,800)	(95.6)%
Income tax expense (benefit)	(13,777)	(0.1)%	271,892	1.2%	(285,669)	(105.1)%
Net income	$65,945	0.3%	$904,076	3.8%	$(838,131)	(92.7)%

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	$ Change	% Change
Diluted EPS	$0.47	$6.47	$(6.00)	(92.7)%
Adjusted diluted EPS	$7.37	$8.16	$(0.79)	(9.7)%
North America Automotive segment EBITDA	$672,182	$715,530	$(43,348)	(6.1)%
International Automotive segment EBITDA	$544,173	$568,001	$(23,828)	(4.2)%
Industrial segment EBITDA	$1,146,422	$1,102,188	$44,234	4.0%
Corporate EBITDA	$(357,175)	$(389,217)	$32,042	(8.2)%
Adjusted EBITDA	$2,005,602	$1,996,502	$9,100	0.5%
North America Automotive segment EBITDA margin	7.1%	7.8%
International Automotive segment EBITDA margin	9.3%	10.2%
Industrial segment EBITDA margin	12.9%	12.6%
Corporate EBITDA margin	(1.5)%	(1.7)%
Adjusted EBITDA margin	8.3%	8.5%
Net Sales
Net sales increased 3.5% in 2025 primarily due to a 2.2% benefit from acquisitions and a 0.9% increase in comparable sales. We estimate that comparable sales benefited from approximately 2.0% of price inflation, including tariff related impacts. We continue to be affected by softer consumer demand, as macro-economic headwinds such as high interest rates and persistent cost inflation continued to impact our customers, particularly in Europe. Economic activity in the U.S. manufacturing sector, measured by PMI, remained contractionary through the end of 2025 which continued to pressure Industrial net sales. The impact on net sales from foreign currency translation was negligible.
North America Automotive net sales were $9.5 billion in 2025, a 3.3% increase from 2024, primarily driven by a 2.6% contribution from acquisitions. International Automotive net sales were $5.9 billion in 2025, a 5.4% increase from 2024, primarily driven by a 3.3% contribution from acquisitions. Industrial net sales were $8.9 billion in 2025, a 2.3% increase from 2024, primarily driven by a 1.5% increase in comparable sales and a 1.2% contribution from acquisitions.
In 2025, we completed over 50 strategic acquisitions resulting in over 250 additional locations globally. The majority of our completed transactions were in our North America Automotive business, primarily through the acquisition of independent NAPA stores in the U.S. In addition, we made a strategic acquisition of Benson Auto Parts, expanding our store footprint in our key Canadian markets and providing a diversified product offering to better serve our customers in Ontario and Quebec.
Gross Profit & Gross Margin
Gross profit increased $417 million, or approximately 4.9%, from 2024, driven primarily by an increase in net sales. Gross profit improved partly because a $62 million charge to write down certain existing inventory associated with a global rebranding did not recur in 2025. The increase in gross profit was partially offset primarily by a nonrecurring $151 million charge to reserve for expected credit losses on amounts due from First Brands, a key global automotive parts supplier whose business significantly deteriorated in the fourth quarter following its Chapter 11 bankruptcy filing in September 2025. Gross margin increased to 36.8% from 36.3% in 2024, a 50 basis point improvement, driven by our strategic pricing and sourcing initiatives and acquisitions.
Selling, Administrative and Other Expenses
SG&A expenses increased $508 million, or 7.6%, from 2024. The growth in SG&A expenses was largely attributable to elevated operating expenses linked to acquisitions of approximately $225 million and a $103 million increase in our asbestos-related product liability due to adverse trends in claim counts and costs. The remaining increase was driven by inflationary wage pressures, rising healthcare costs and higher rent expense due to lease renewals. We also continue to make investments in technology to enhance our supply chain and digital capabilities as we improve the customer experience, increase automation in distribution centers, and modernize payment platforms. Partially offsetting these increases was approximately $175 million of cost savings associated with our global restructuring program, which was designed to better align our assets and cost structure to the current economic environment.
Restructuring and Other Costs
In February 2024, we approved and announced a global restructuring designed to better align our assets and further improve the profitability of the business. This initiative included severance, an announced voluntary retirement offer in the U.S. during 2024, and rationalization and optimization of certain distribution centers, stores and other facilities. In 2025, we incurred $254 million of restructuring and other costs related to the initiative. We recognized approximately $175 million in cost savings related to this global restructuring initiative for 2025.
Refer to the Restructuring Footnote in the Notes to Consolidated Financial Statements for more information on our global restructuring initiative.
Depreciation and Amortization
Depreciation and amortization increased $130 million in 2025 compared to 2024, as a result of the ongoing enhancements to our technology platforms, such as proprietary digital tools that improve customer experience and operational transparency, as well as supply chain initiatives designed to increase efficiency and service levels. These targeted investments are critical components of our strategy to strengthen our competitive position, support customer needs amid evolving market conditions, and drive long-term value creation. Additionally, approximately $40 million of the increase is attributable to a nonrecurring adjustment related to asset retirement obligations.
Non-Operating Expenses and Income
In 2025, we incurred $908 million in net non-operating expenses, a $855 million increase from $53 million in net non-operating expenses in 2024. This category primarily encompasses a one-time pension settlement charge and net interest expense, as well as investment income, certain other pension costs and income, foreign currency gains and losses, and fees associated with our Accounts Receivable Sales Agreement ("A/R Sales Agreement").
The $855 million increase primarily reflects a $742 million pension charge related to the settlement of our U.S. qualified defined benefit plan. Additionally, increased investments led to higher borrowings, contributing to a $67 million increase in net interest expense in 2025. At the same time, a shift to a more conservative investment strategy in the months leading up to the settlement of our U.S. pension plan resulted in a $47 million decrease in other non-operating income.
Income Taxes
Our effective income tax rate was (26.4)% as of December 31, 2025, compared to 23.1% in 2024. The rate decrease is primarily due to a change in net income and expanded investment and domestic credit benefits.
The effective tax rate for year ended December 31, 2025 considers the enactment of One Big Beautiful Bill Act ("OBBBA") on July 4, 2025, which did not have a material impact to income tax expense.
Net Income, Adjusted Net Income and Segment EBITDA
Net income was $66 million in 2025, a decrease of 92.7% compared to $904 million in 2024. Diluted earnings per share ("EPS") was $0.47 in 2025, down $6.00 compared to $6.47 in 2024. Adjusted net income was $1.0 billion in 2025, a decrease of 10.0% compared to $1.1 billion in 2024. Adjusted diluted EPS was $7.37, down $0.79 compared to $8.16 in 2024.
The year over year declines in these metrics are primarily due to lower pension income and the settlement of our U.S. qualified defined benefit plan, discrete charges resulting from First Brand's bankruptcy, adverse asbestos claims trends, higher expenses from ongoing investments, persistent cost inflation and higher interest expense. This was partially offset by gross margin expansion and benefits from our global restructuring program and cost actions. Each of these items is explained more fully above.
North America Automotive
North America Automotive EBITDA decreased $43 million, or 6.1%, from 2024, and EBITDA margin decreased 70 basis points to 7.1% from 7.8% in 2024, driven by the following factors.
North America Automotive segment sales grew $308 million, or 3.3%, primarily driven by acquisitions. Gross profit increased $282 million, or 8.2%, with gross margin expanding 170 basis points, primarily due to our strategic pricing, sourcing initiatives and acquisitions. However, these gains were more than offset by rising operating expenses. Operating expenses increased $325 million driven by personnel costs, healthcare costs, rent and freight. While acquisitions contributed to the rise in expenses, the decline in EBITDA and EBITDA margin was mainly driven by persistent cost inflation, primarily in personnel costs, healthcare costs and rent.
International Automotive
2025 EBITDA decreased $24 million, or 4.2%, from 2024, and EBITDA margin decreased 90 basis points to 9.3% in 2025 compared to 10.2% in 2024, driven by the following factors. International Automotive segment sales grew $302 million or 5.4% primarily driven by a 3.3% benefit from acquisitions. Gross profit increased $151 million, or 6.0%, and gross margin improved 20 basis points primarily due to strategic pricing and sourcing initiatives.
Our gross profit improvement was offset by rising operating expenses. Operating expenses increased $175 million driven by personnel costs, healthcare costs, rent and freight. The EBITDA and EBITDA margin declines largely were driven by persistent cost inflation, primarily in personnel costs and rent, in our existing businesses.
Industrial
2025 EBITDA increased 4.0% to $1.1 billion from 2024, and EBITDA margin increased 30 basis points year over year to 12.9% in 2025 compared to 12.6% in 2024, driven by the following factors. Industrial segment sales increased by $204 million or 2.3%, primarily driven by a 1.5% increase in comparable sales coupled with a 1.2% contribution from acquisitions.
Gross profit increased $75 million or 2.8% in 2025 despite gross margin remaining flat. The increase in gross profit was primarily driven by strategic pricing, sourcing initiatives, and acquisitions. In 2025, operating expenses increased due to continued pressure from ongoing cost inflation and to a lesser extent acquisitions.
Corporate EBITDA and other Segment Reconciling items
Corporate EBITDA primarily reflects costs related to our corporate headquarters' broad support to our business units and other costs that are managed centrally and not allocated to business segments. These include personnel and other costs for company-wide functions such as executive leadership, human resources, technology, cybersecurity, legal, corporate finance, internal audit, and risk management, as well as asbestos-related product liability costs and A/R Sales Agreement fees. Our operational objective is to maintain Corporate EBITDA within a range of 1.5% to 2.0% of net sales.
Corporate EBITDA amounted to a loss of $357 million, or 1.5% of net sales, in 2025, compared to a loss of $389 million, or 1.7% of net sales, in 2024.

Other unallocated costs represent restructuring and other costs, acquisition and integration related costs, and other. These decreased year-over-year due to the global restructuring initiative that was approved in February 2024 and the significant increase in acquisition activity in 2025.
EBITDA
EBITDA was $754 million in 2025, a decrease of 55.2% from $1.7 billion in 2024. The decline in EBITDA were primarily related to lower pension income and the settlement of our U.S. qualified defined benefit plan, discrete charges resulting from First Brand's bankruptcy and adverse asbestos claims trends, and higher expenses from ongoing investments and inflation, partially offset by gross margin expansion and benefits from our global restructuring program and cost actions. Each of these items is explained more fully above. Adjusted EBITDA was $2.0 billion in 2025 which was flat compared to 2024.
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
The table below reconciles GAAP net income to adjusted net income:

	Year Ended December 31,
(in thousands)	2025	2024
GAAP net income	$65,945	$904,076

Adjustments:
Restructuring and other costs (1)	253,961	221,007
Acquisition and integration related costs and other (2)	14,035	33,126
Inventory rebranding strategic initiative (3)	—	61,596
Asbestos-related product liability (4)	103,352	—
Pension settlement (5)	741,967	—
First Brands credit loss allowance (6)	150,500	—
Retirement obligation and other (7)	30,111	—
Total adjustments	1,293,926	315,729
Tax impact of adjustments (8)	(333,450)	(79,964)
Adjusted net income	$1,026,421	$1,139,841

The table below represents amounts per common share assuming dilution:

	Year Ended December 31,
(in thousands, except per share data)	2025	2024
GAAP diluted EPS	$0.47	$6.47

Adjustments:
Restructuring and other costs (1)	1.82	1.58
Acquisition and integration related costs and other (2)	0.10	0.24
Inventory rebranding strategic initiative (3)	—	0.44
Asbestos-related product liability (4)	0.74	—
Pension settlement (5)	5.33	—
First Brands credit loss allowance (6)	1.08	—
Retirement obligation and other (7)	0.22	—
Total adjustments	9.29	2.26
Tax impact of adjustments (8)	(2.39)	(0.57)
Adjusted diluted EPS	$7.37	$8.16
Weighted average common shares outstanding - assuming dilution	139,250	139,670
(1)Adjustment reflects costs related to the global restructuring initiative which includes a voluntary retirement offer in the U.S. in 2024, and rationalization and optimization of certain distribution centers, stores and other facilities.
(2)Adjustment primarily reflects lease and other exit costs related to the ongoing integration of acquired independent automotive stores.
(3)Adjustment reflects a charge to write down certain existing inventory associated with a new global rebranding and relaunch of a key tool and equipment offering. The existing inventory that will be liquidated is comprised of otherwise saleable inventory, and the liquidation does not arise from our normal, recurring operational activities.
(4)Adjustment reflects a remeasurement of our asbestos-related product liability for a revised estimate of the number of claims to be incurred in future periods based on adverse current year changes in the claims environment, among other assumptions.
(5)Adjustment reflects a pension charge related to the settlement of our U.S. qualified defined benefit plan (U.S. pension plan).
(6)Adjustment reflects a charge for expected credit losses on volume purchase rebates and other amounts due from First Brands, a key automotive parts supplier who filed for Chapter 11 bankruptcy.
(7)Adjustment reflects certain nonroutine charges recorded during the quarter ended December 31, 2025, including a charge related to certain asset retirement obligations.
(8)We determine the tax effect of non-GAAP adjustments by considering the tax laws and statutory income tax rates applicable in the tax jurisdictions of the underlying non-GAAP adjustments, including any related valuation allowances. For the year ended December 31, 2025, we applied the statutory income tax rates to the taxable portion of all of our adjustments, which resulted in a tax impact of $333 million. A portion of our transaction costs included in our non-GAAP adjustments for the year ended December 31, 2025 were not deductible for income tax purposes; therefore, no statutory income tax rate was applied to such costs.

The table below clarifies where the adjusted items are presented in the consolidated statement of income:

	Year Ended December 31,
(in thousands)	2025	2024
Line item:
Cost of goods sold	$160,200	$69,083
Selling, administrative and other expenses	95,777	33,126
Depreciation expense	42,021	—
Restructuring and other costs	253,961	213,520
Pension settlement charge	741,967	—
Total adjustments	$1,293,926	$315,729
The table below reconciles GAAP net income to adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2025	2024
GAAP net income	$65,945	$904,076
Depreciation and amortization	538,023	407,978
Interest expense, net	163,506	96,827
Income tax expense (benefit)	(13,777)	271,892
EBITDA	753,697	1,680,773
Total adjustments (1)	1,251,905	315,729
Adjusted EBITDA	$2,005,602	$1,996,502
(1)Amounts are the same as adjustments included within the adjusted net income table above. Depreciation adjustment of $42,021 in 2025 is reflected in Depreciation and amortization.
OUTLOOK
As we begin 2026, we have taken a significant step in our commitment to our purpose by announcing our intent to separate Global Automotive and Global Industrial into two independent, industry-leading publicly traded companies. We believe creating two focused, independent companies sharpens customer and market alignment, increases clarity and speed, simplifies operations and enables disciplined, business-specific investments that will also give investors clear line of sight into each business – unlocking stronger valuation and long-term stakeholder value.
In 2026, we expect revenue and earnings growth despite continued weak market conditions. We expect gross margin expansion and we will maintain emphasis on cost control, productivity and disciplined capital allocation, which will position us to perform effectively even amid ongoing cost and interest rate pressures. We will continue to focus on disciplined capital allocation, increasing our dividend, pursuing strategic bolt-on acquisitions that expand our capabilities and footprint, and continuing to invest in technology and supply chain to enhance the customer experience and improve efficiencies in our business.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our strong financial position and cash flow performance have provided us with the capacity to invest in acquisitions, capital expenditures and technology to support our global growth strategy, as well as return value to our shareholders through dividends. Our sources of capital consist primarily of cash flows from operations, supplemented as necessary by issuing commercial paper, private and public issuances of debt and bank borrowings.
In 2025, we announced a 3% increase in our regular quarterly cash dividend. We have paid a cash dividend every year since going public in 1948, and 2025 marks the 69th consecutive year of increased dividends paid to shareholders.
Currently, we believe that our cash on hand and available short-term and long-term sources of capital are sufficient to fund our operations in both the short and long term, including working capital requirements, strategic acquisitions, dividends, share repurchases, capital expenditures, scheduled debt and interest payments, and income tax obligations.

Cash Flow Activity
During 2025, net cash provided by operating activities was $891 million, a decrease of $360 million, or 28.8%, from 2024 that was driven by lower net income, higher interest payments, and changes in working capital. As noted above, declines in net income were driven by continued soft demand and higher expenses from ongoing investments and inflation. Our 2025 operating cash performance was also impacted by First Brands failing to remit payments owed to us following its Chapter 11 bankruptcy filing. Working capital was primarily impacted by payments for strategic inventory investments we made in 2024 with deferred payment terms that did not repeat in 2025. Changes in working capital can vary significantly period over period depending on factors such as the timing of customer payments, inventory purchases, vendor payments, tax payments, and fluctuations in foreign exchange rates.
During 2025, we continued to invest in our business through strategic acquisitions and capital expenditures to broaden our product and service offerings, improve our business operations and expand our global footprint. In 2025, we deployed $318 million for acquisitions, $470 million for capital expenditures, and $564 million for dividends. In addition, we had net proceeds of debt of approximately $394 million, which reflected borrowings of $600 million on our unsecured revolving line of credit and $343 million under our commercial paper program to support these investments. These proceeds were partially offset by the repayment of the $500 million principal amount of our 1.75% Unsecured Senior Notes due February 1, 2025.
Our cash balance at December 31, 2025 was $477 million compared to cash of $480 million at December 31, 2024. A summary of our consolidated statements of cash flows is as follows:

	Year Ended December 31,
(In thousands)	2025	2024	$ Change	% Change
Operating activities	$890,762	$1,251,251	$(360,489)	(28.8)%
Investing activities	$(711,587)	$(1,507,524)	$795,937	52.8%
Financing activities	$(209,254)	$(333,936)	$124,682	37.3%
Liquidity & Capital Resources
Our liquidity is supported by cash generated from operating activities and available borrowings. As of December 31, 2025, total liquidity was $1.5 billion, consisting of $477 million in cash and $1.1 billion of available capacity under the company's $2.0 billion Revolving Credit Agreement. This reflects $600 million drawn on the revolver and $343 million outstanding under our commercial paper program. Due to the workers’ compensation and insurance reserve requirements in certain states, we also had unused letters of credit of approximately $79 million outstanding at December 31, 2025. Our unused letters of credit expire within one year, but have automatic renewal clauses. From time to time, we may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk.
Additionally, we have an A/R Sales Agreement to sell short-term receivables from certain customer trade accounts to the unaffiliated financial institutions on a revolving basis. We also facilitate a voluntary supply chain finance program to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. Refer to the AR Sales Agreement Footnote and the Supply Chain Finance Footnote in the Notes to Consolidated Financial Statements for more information.
At December 31, 2025, we had $4.8 billion of total debt outstanding. Approximately $1.3 billion of this debt includes unsecured Senior Notes which contain covenants related to a maximum debt to EBITDA ratio and certain limitations on additional borrowings. At December 31, 2025, we were in compliance with the covenants under our outstanding unsecured Senior Notes, as well as our covenants under the Syndicated Facility Agreement, dated as of October 30, 2020, as amended (the "Unsecured Revolving Credit Facility"). Any failure to comply with our debt covenants or restrictions could result in a default under our financing arrangements or require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could create cross defaults under other debt arrangements and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our total average cost of debt was 3.99% at December 31, 2025 and 3.62% at December 31, 2024. Total interest expense, net of interest income, for all borrowings was $164 million and $97 million in 2025 and 2024, respectively. Refer to the Debt Footnote in the Notes to Consolidated Financial Statements for more information.
We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper, new long-term debt and our unsecured revolving credit facility. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios. The table below reflects our debt ratings by Standard & Poor’s ("S&P") and Moody’s as of December 31, 2025, which provide an enhanced understanding of our sources of liquidity and the effect of our ratings on our cost of debt.

Debt Ratings	S&P	Moody's
Commercial paper	A-3	P-2
Long-term debt	BBB-	Baa1
Outlook	Negative	Negative
During the first quarter of 2026, we also received ratings from Fitch Ratings (“Fitch”). Fitch assigned our long-term and senior unsecured notes a rating of BBB- with a stable outlook. Additionally, Fitch assigned our commercial paper a rating of F3.
A debt rating is not a recommendation by the rating agency to buy, sell, or hold and each rating should be evaluated independently of any other rating. Credit rating agencies review their ratings periodically and, therefore, the credit ratings assigned to us by each agency may be subject to revision at any time.
U.S. Pension Plan Settlement
On December 19, 2025, we settled all future obligations under the U.S. pension plan through the transfer of the remaining benefit obligations to a third-party insurance company under a group annuity contract. The remaining surplus plan assets following the U.S. plan settlement will be used to fund certain contributions associated with our U.S. defined contribution plan (Qualified Replacement Plan) beginning in 2027, as well as remaining U.S. pension plan expenses. As of December 31, 2025, our $446 million of surplus plan assets consisted of $13 million in cash, a $243 million short-term bond fund and $190 million of GPC stock.
Contractual and Other Obligations
The following table summarizes our material cash requirements at December 31, 2025 that we expect to be paid in cash. The table does not include amounts that are contingent on events or other factors that are uncertain or unknown at this time, including legal contingencies and uncertain tax positions. The amounts presented are based on various estimates and actual results may vary from the amounts presented.

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Debt	$4,820,344	$1,297,328	$839,986	$1,455,590	$1,227,440
Operating leases	2,562,675	495,498	812,253	468,708	786,216
Total material cash requirements	$7,383,019	$1,792,826	$1,652,239	$1,924,298	$2,013,656
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
Additionally, we guarantee the borrowings of certain independently owned automotive parts stores (independents). Our maximum exposure to loss as a result of our involvement with these independents is generally equal to the total borrowings subject to our guarantee. At December 31, 2025, the total borrowings of the independents subject to guarantee by the company were approximately $530 million, down 7.7% from $575 million at December 31, 2024. These loans generally mature over periods from one to six years. Our amount of commitment expiring in 2026 is approximately $375 million. To date, we have had no significant losses in connection with guarantees of independents’ borrowings.

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
We describe in this section certain critical accounting policies that require us to make significant estimates, assumptions and judgments. An accounting policy is considered critical if it involves making estimates based on assumptions about uncertain matters at the time the estimate is made, and if using different reasonable estimates, or changes in those estimates over time, could have a material impact on the consolidated financial statements. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the preparation of the consolidated financial statements. For further information on the critical accounting policies, see the Summary of Significant Accounting Policies Footnote in the Notes to Consolidated Financial Statements.
Consideration Received from Vendors
We frequently enter into agreements with our vendors that provide for inventory purchase incentives. Generally, we earn inventory purchase incentives upon achieving specified volume purchasing levels or other similar criteria. We accrue for the receipt of these incentives as a deduction from our inventory carrying cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. We recognize these incentives in earnings as a reduction of costs of goods sold as the corresponding inventory is sold to our customers. While management believes we will continue to receive consideration from vendors in 2026 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future or that we will be able to achieve the specified volumes necessary to take advantage of such incentives.
Consideration receivable from vendors include rebates receivable for various vendor funding programs. Consideration receivable from vendors, generally reflected in prepaid expenses and other current assets, was $907 million and $973 million as of December 31, 2025 and December 31, 2024, respectively.
Through a long-term supplier agreement with First Brands Group, we earned vendor rebates based on volume purchases across our Automotive business. First Brands Group filed voluntary petitions for Chapter 11 bankruptcy protection in September 2025. Given the bankruptcy, the on-going developments related to the supplier’s operations, and the past due status of certain of the receivables, we evaluated our receivables from the supplier to estimate the current expected credit losses and amounts that we deemed uncollectible. As a result of these events and our on-going assessment of the credit quality of the vendor, we recorded a charge of $151 million to cost of goods sold in 2025.
Employee Benefit Plans
On April 29, 2024, our Board of Directors approved the termination of our U.S. qualified defined benefit plan (U.S. pension plan), effective September 30, 2024. On December 19, 2025, we settled all future obligations under our U.S. pension plan through the transfer of the remaining benefit obligations to a third-party insurance company under a group annuity contract. As a result, we recognized a one-time, non-cash, pre-tax pension settlement charge of $742 million ($541 million, net of tax), primarily related to the recognition of previously unamortized net actuarial losses in accumulated other comprehensive loss. Following the settlement, we had no U.S. pension obligations as of December 31, 2025. Refer to the Employee Benefit Plans Footnote of the Notes to Consolidated Financial Statements for further information on the termination of the U.S. plan.
The Canadian pension plan is managed to achieve long-term growth with controlled risk, targeting returns above a benchmark of 40% equity, 50% fixed income, and 10% other assets. European plans are unfunded and have no plan assets.
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

Based on the investment policy for the Canadian pension plan, as well as an asset study that was performed based on our asset allocations and future expectations, our expected rate of return on plan assets for measuring 2026 pension income is 6.01% for the Canadian plan. The asset study forecasted expected rates of return for the approximate duration of our benefit obligations, using capital market data and historical relationships.
The discount rate, reflecting the rate to settle pension obligations, was determined using a bond matching approach. As of December 31, 2025, the weighted average discount rate was 5.20%.
Net periodic benefit expense for our defined benefit pension plans was $1 million for the year ended December 31, 2025. Net periodic benefit income for our defined benefit pension plans was $54 million and $44 million for the years ended December 31, 2024 and 2023, respectively. The 2025 amount reflects the change in strategy related to the expected settlement.
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
We typically measure customer relationships and other intangible assets using an income approach. Significant estimates and assumptions used in this approach include discount rates and certain assumptions that form the basis of the forecasted cash flows expected to be generated from the asset (e.g., future revenue growth rates and EBITDA margins). If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired tangible and intangible assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could increase or decrease, or the acquired asset could be impaired.
Legal and Asbestos Liabilities
We accrue for potential losses related to legal disputes, litigation, asbestos liability, and regulatory matters when it is probable (the future event or events are likely to occur) that we have incurred a loss and the amount of the loss can be reasonably estimated.
To calculate our asbestos-related product liability, we estimate potential losses relating to pending claims and also estimate the likelihood of additional, similar claims being filed against us in the future. To estimate potential losses on claims that could be filed in the future, we consider claims pending against us, claim filing rates, the number of codefendants and the extent to which they share in settlements, and the amount of loss by claim type. The estimated losses for pending and potential future claims and related adjustments, are calculated on a discounted basis using risk-free interest rates derived from market data about monetary assets with maturities comparable to those of the projected asbestos liability. We use an actuarial specialist to assist with measuring our asbestos liability.
While we believe our legal and asbestos liability estimates are reasonable in light of all available information, if one or more legal claims were to greatly exceed our estimates, our results of operations and cash flows could be materially and adversely affected. Refer to the Commitments and Contingencies Footnote of the Notes to Consolidated Financial Statements for additional information regarding our asbestos-related product liability.
RECENT ACCOUNTING PRONOUNCEMENTS
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

Foreign Currency
We incur translation gains or losses resulting from the translation of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. For the periods presented, our principal foreign currency exchange exposures are the Euro, the primary functional currency of our European operations; the Canadian dollar, the functional currency of our Canadian operations; and the Australian dollar, the primary functional currency of our Australasian operations. We monitor our foreign currency exposures and from time to time, we enter into currency forward contracts to manage our exposure to currency fluctuations. Foreign currency exchange exposure, in regard to the Australian and Canadian dollar, negatively impacted our results, while the Euro positively impacted our results for the year ended December 31, 2025. Foreign currency exchange exposure, in regard to the Australian and Canadian dollar, negatively impacted our results, while the Euro positively impacted our results for the year ended December 31, 2024.
During 2025 and 2024, it was estimated that a 10% shift in exchange rates between those foreign functional currencies and the U.S. dollar would have impacted translated net sales by approximately $867 million and $829 million, respectively. A 15% shift in exchange rates between those functional currencies and the U.S. dollar would have impacted translated net sales by approximately $1.3 billion in 2025 and $1.2 billion in 2024. A 20% shift in exchange rates between those functional currencies and the U.S. dollar would have impacted translated net sales by approximately $1.7 billion in 2025 and $1.7 billion in 2024.
Interest Rates
We are subject to interest rate volatility with regard to existing and future issuances of debt and with respect to the A/R Sales Agreement, for which the fees are linked to interest rate changes. We monitor our mix of fixed-rate and variable-rate debt as well as our mix of short-term debt and long-term debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. As of December 31, 2025, we primarily had fixed-rate debt. Based on our variable-rate debt and derivative instruments outstanding as of December 31, 2025 and 2024, we estimate that a 100 basis point increase in interest rates would have an immaterial impact in 2025 and 2024 and would increase the fees on our A/R Sales Agreement by $10 million.
Inflation
In 2025 and 2024, we experienced inflationary pressures, including the impact of new or increased tariffs on imports, across various parts of our business and operations, including, but not limited to, increases to our product costs, and higher operating costs, including those related to salaries, wages, rent and freight expenses. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genuine Parts Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genuine Parts Company and Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

Asbestos-Related Product Liability
Description of the Matter	As disclosed in Notes 1 and 16 to the consolidated financial statements, the Company is subject to asbestos-related product liability lawsuits resulting from its distribution and sale of asbestos-containing brake and friction products. The Company accrues for asbestos-related product liabilities if it is probable that the Company has incurred a loss and the amount of the loss can be reasonably estimated. The amount accrued for the asbestos-related product liability as of December 31, 2025 was $317 million.

Auditing the Company’s asbestos-related product liability for certain disease types required complex judgements due to the significant measurement uncertainty associated with the estimate and the use of valuation techniques. In addition, the asbestos-related product liability is sensitive to management’s assumption related to the number of future claims for certain disease types.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant controls over the Company’s process for estimating the asbestos-related product liability. For example, we tested controls over management's review of the assumption related to number of future claims for certain disease types and the reconciliation of claims data to that used by the Company’s actuarial specialist.

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
Atlanta, Georgia
February 20, 2026

Genuine Parts Company and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data and per Share Amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$477,179	$479,991
Trade accounts receivable, net	2,370,939	2,182,856
Merchandise inventories, net	6,071,996	5,514,427
Prepaid expenses and other current assets	1,644,620	1,675,310
Total current assets	10,564,734	9,852,584
Goodwill	3,188,815	2,897,270
Other intangible assets, net	1,855,714	1,799,031
Property, plant and equipment, net	2,172,140	1,950,760
Operating lease assets	2,084,487	1,769,720
Other assets	929,650	1,013,340
Total assets	$20,795,540	$19,282,705

Liabilities and equity
Current liabilities:
Trade accounts payable	$6,051,882	$5,923,684
Short-term borrowings	943,540	41,705
Current portion of debt	353,788	500,000
Other current liabilities	2,295,204	1,925,636
Dividends payable	143,291	134,355
Total current liabilities	9,787,705	8,525,380
Long-term debt	3,498,423	3,742,640
Operating lease liabilities	1,739,478	1,458,391
Pension and other post-retirement benefit liabilities	219,270	218,629
Deferred tax liabilities	385,948	441,705
Other long-term liabilities	724,353	544,109
Equity:
Preferred stock, par value $1 per share — authorized 10,000,000 shares; none issued	—	—
Common stock, par value $1 per share — authorized 450,000,000 shares; issued and outstanding — 2025 — 137,617,832 shares and 2024 — 138,779,664 shares	137,618	138,780
Additional paid-in capital	228,370	196,532
Accumulated other comprehensive loss	(511,766)	(1,261,743)
Retained earnings	4,568,769	5,263,838
Total parent equity	4,422,991	4,337,407
Noncontrolling interests in subsidiaries	17,372	14,444
Total equity	4,440,363	4,351,851
Total liabilities and equity	$20,795,540	$19,282,705
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except per Share Amounts)

	Year Ended December 31,
	2025	2024	2023
Net sales	$24,300,141	$23,486,569	$23,090,610
Cost of goods sold	15,359,443	14,962,954	14,799,938
Gross profit	8,940,698	8,523,615	8,290,672
Operating expenses:
Selling, administrative and other expenses	7,151,043	6,642,900	6,167,143
Depreciation and amortization	538,023	407,978	350,529
Provision for doubtful accounts	37,020	30,001	25,947
Restructuring and other costs	253,961	213,520	—
Total operating expenses	7,980,047	7,294,399	6,543,619
Non-operating (income) expense:
Interest expense, net	163,506	96,827	64,469
Pension settlement charge	741,967	—	—
Other	3,010	(43,579)	(59,764)
Total non-operating expenses	908,483	53,248	4,705
Income before income taxes	52,168	1,175,968	1,742,348
Income tax expense (benefit)	(13,777)	271,892	425,824
Net income	$65,945	$904,076	$1,316,524
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands, Except per Share Amounts)

	Year Ended December 31,
	2025	2024	2023
Net income	$65,945	$904,076	$1,316,524
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments, net of tax expense / (benefit) of 2025 — $55,387, 2024 — $(22,412), 2023 — $12,508	208,870	(221,812)	64,429
Cash flow hedge adjustments, net of tax expense / (benefit) in 2025 — $0, 2024 — $0, and 2023 — $951	—	—	2,572
Pension and postretirement benefit adjustments, net of tax expense / (benefit) of 2025 — $201,140, 2024 — $23,276, and 2023 — $4,174	541,107	(63,059)	(11,331)
Other comprehensive income (loss), net of tax	749,977	(284,871)	55,670
Comprehensive income	$815,922	$619,205	$1,372,194
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Equity
(In Thousands, Except Share Data and per Share Amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non- controlling Interests in Subsidiaries	Total Equity
	Shares	Amount
Balance at January 1, 2023	140,941,649	$140,941	$140,324	$(1,032,542)	$4,541,640	$3,790,363	$14,084	$3,804,447
Net Income	—	—	—	—	1,316,524	1,316,524	—	1,316,524
Other comprehensive income, net of tax	—	—	—	55,670	—	55,670	—	55,670
Cash dividends declared, $3.80 per share	—	—	—	—	(533,118)	(533,118)	—	(533,118)
Share-based awards exercised, including tax benefit of $6,802	380,376	380	(24,525)	—	—	(24,145)	—	(24,145)
Share-based compensation	—	—	57,226	—	—	57,226	—	57,226
Purchase of stock	(1,754,954)	(1,754)	—	—	(259,719)	(261,473)	—	(261,473)
Noncontrolling interest activities	—	—	—	—	—	—	1,854	1,854
Balance at December 31, 2023	139,567,071	139,567	173,025	(976,872)	5,065,327	4,401,047	15,938	4,416,985
Net income	—	—	—	—	904,076	904,076	—	904,076
Other comprehensive loss, net of tax	—	—	—	(284,871)	—	(284,871)	—	(284,871)
Cash dividends declared, $4.00 per share	—	—	—	—	(556,651)	(556,651)	—	(556,651)
Share-based awards exercised, including tax benefit of $2,178	297,827	298	(17,186)	—	—	(16,888)	—	(16,888)
Share-based compensation	—	—	40,693	—	—	40,693	—	40,693
Purchase of stock	(1,085,234)	(1,085)	—	—	(148,914)	(149,999)	—	(149,999)
Noncontrolling interest activities	—	—	—	—	—	—	(1,494)	(1,494)
Balance at December 31, 2024	138,779,664	138,780	196,532	(1,261,743)	5,263,838	4,337,407	14,444	4,351,851
Net income	—	—	—	—	65,945	65,945		65,945
Other comprehensive income, net of tax	—	—	—	749,977	—	749,977	—	749,977
Cash dividend declared, $4.12 per share	—	—	—	—	(572,778)	(572,778)		(572,778)
Share-based awards exercised, including tax detriment of $1,753	338,168	338	(17,009)	—	—	(16,671)	—	(16,671)
Share-based compensation	—		48,847	—	—	48,847		48,847
Reclassification of stock from pension plan settlement	(1,500,000)	(1,500)	—	—	(188,236)	(189,736)	—	(189,736)
Noncontrolling interest activities	—	—	—	—	—	—	2,928	2,928
Balance at December 31, 2025	137,617,832	$137,618	$228,370	$(511,766)	$4,568,769	$4,422,991	$17,372	$4,440,363
See accompanying notes.

Genuine Parts Company and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$65,945	$904,076	$1,316,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	538,023	407,978	350,529
Pension settlement	741,967	—	—
First Brands credit loss allowance	150,500	—	—
Deferred income taxes	(256,951)	(18,598)	42,114
Share-based compensation	48,847	40,693	57,226
Gains on sales of real estate	(28,317)	(43,049)	—
Other operating activities	11,097	47,473	(41,626)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(77,397)	(50,939)	31,989
Merchandise inventories, net	(208,190)	(440,549)	(69,148)
Trade accounts payable	(132,712)	512,347	2,038
Operating lease right-of-use asset	482,094	634,448	344,580
Other current and noncurrent assets	(279,079)	(122,864)	(168,742)
Operating lease current and noncurrent liabilities	(484,577)	(662,641)	(355,335)
Other current and noncurrent liabilities	319,512	42,876	(74,539)
Net cash provided by operating activities	890,762	1,251,251	1,435,610
Investing activities:
Purchases of property, plant and equipment	(469,838)	(567,339)	(512,675)
Proceeds from sale of property, plant and equipment	52,293	122,432	25,099
Acquisitions of businesses	(318,291)	(1,080,238)	(306,881)
Proceeds from divestitures of businesses	914	1,631	10,754
Proceeds from sale of investment	—	—	80,482
Proceeds from settlement of net investment hedge	—	15,990	—
Other investing activities	23,335	—	(2,571)
Net cash used in investing activities	(711,587)	(1,507,524)	(705,792)
Financing activities:
Proceeds from debt	1,053,448	895,299	3,769,132
Payments on debt	(1,002,015)	(496,156)	(3,237,959)
Net proceeds of commercial paper	342,791	—	—
Shares issued from employee incentive plans	(16,671)	(16,888)	(24,145)
Dividends paid	(563,842)	(554,931)	(526,674)
Purchase of stock	—	(149,999)	(261,473)
Other financing activities	(22,965)	(11,261)	(11,042)
Net cash used in financing activities	(209,254)	(333,936)	(292,161)
Effect of exchange rate changes on cash and cash equivalents	27,267	(31,807)	10,887
Net (decrease) increase in cash and cash equivalents	(2,812)	(622,016)	448,544
Cash and cash equivalents at beginning of year	479,991	1,102,007	653,463
Cash and cash equivalents at end of year	$477,179	$479,991	$1,102,007

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$211,215	$264,625	$366,270
Interest	$191,334	$124,977	$90,405
See accompanying notes.

Genuine Parts Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
1.Summary of Significant Accounting Policies
Business
Genuine Parts Company is a distributor of automotive replacement parts and industrial parts and materials. We serve a diverse customer base through a network of more than 10,800 locations throughout North America, Europe, and Australasia.
We present three reportable segments: North America Automotive Parts Group ("North America Automotive"), International Automotive Parts Group ("International Automotive") and Industrial Parts Group ("Industrial"). Refer to the Segment Information footnote for more information.
On February 17, 2026, we announced our intention to separate the Company into two independent, publicly traded companies: Global Automotive and Global Industrial. "Global Automotive”, would include our North America Automotive and International Automotive segments, and “Global Industrial” would include our Industrial Segment. The transaction is intended to qualify as a tax-free transaction for U.S. federal income tax purposes for the Company’s shareholders. The separation is targeted for completion in the first quarter of 2027, subject to certain customary and regulatory conditions. There can be no assurance that any separation transaction will ultimately occur or, if one does occur, of its terms or timing. Our consolidated financial statements and related footnotes do not reflect the proposed separation.
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
Trade Accounts Receivable and the Allowance for Doubtful Accounts
We evaluate the collectability of trade accounts receivable based on a combination of factors. We estimate an allowance for doubtful accounts as a percentage of net sales based on various factors, including historical experience, current economic conditions and future expected credit losses and collectability trends. We will periodically adjust this estimate when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While we have a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which we operate could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. We have limited exposure from credit losses to any particular customer, region, or industry segment. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. For the years ended December 31, 2025, 2024, and 2023, we recorded provisions for doubtful accounts of approximately $37 million, $30 million, and $26 million, respectively. At December 31, 2025 and 2024, the allowance for doubtful accounts was approximately $86 million and $69 million, respectively.
Merchandise Inventories, Including Consideration Received From Vendors
Merchandise inventories are valued at the lower of cost or either market value or net realizable value, as applicable. Cost is determined by the last-in, first-out ("LIFO") method for a majority of U.S. automotive and industrial parts, and generally by the weighted average method for non-U.S. and certain other inventories. If the FIFO method had been used in place of LIFO, the carrying cost of inventory in the consolidated balance sheets would have been approximately $1.1 billion and $896 million higher than reported at December 31, 2025 and 2024, respectively. Reductions in certain industrial parts inventories resulted in liquidations of LIFO inventory layers, which reduced cost of goods sold by immaterial amounts in 2025, 2024 and 2023.
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
We enter into agreements at the beginning of each year with many of our vendors that provide for inventory purchase incentives. Generally, we earn inventory purchase incentives upon achieving specified volume purchasing levels or other criteria. We accrue for the receipt of these incentives as part of our inventory cost based on cumulative purchases of inventory to date and projected inventory purchases through the end of the year. While management believes we will continue to receive consideration from vendors in 2026 and beyond, there can be no assurance that vendors will continue to provide comparable amounts of incentives in the future.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of consideration receivable from vendors, prepaid expenses, income taxes and other miscellaneous receivables. Consideration receivable from vendors includes rebates receivable for various vendor funding programs.
The following table provides a reconciliation of prepaid expenses and other current assets reported within the consolidated balance sheets at December 31:

(in thousands)	2025	2024
Prepaid expenses	$150,014	$118,401
Consideration receivable from vendors	907,321	972,842
Other current assets	587,285	584,067
Total prepaid expenses and other current assets	$1,644,620	$1,675,310
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
Long-Lived Assets Other Than Goodwill
We assess our long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. Impairment losses, if any, are measured based upon the difference between the carrying amount and the fair value of the assets. There were no significant impairment losses in 2025, 2024, or 2023.
Other Assets
Other assets consist primarily of cash surrender value of life insurance policies, short-term bond fund, equity method and other investments, guarantee fees receivable, and deferred compensation benefits. Refer to the Employee Benefit Plans Footnote for more information on the short-term bond fund.
Through a long-term supplier agreement with First Brands Group, we earned vendor rebates based on volume based purchases across our Automotive business. First Brands Group filed voluntary petitions for Chapter 11 bankruptcy protection in September 2025. Given the bankruptcy, the on-going developments related to the supplier’s operations, and the past due status of certain of the receivables, we evaluated our receivables from the supplier to estimate the current expected credit losses and amounts that we deemed uncollectible. As a result of these events and our on-going assessment of the credit quality of the vendor, we recorded a charge of $151 million to cost of goods sold in 2025.
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
We typically measure customer relationships and other intangible assets using an income approach. Significant estimates and assumptions used in this approach include discount rates and certain assumptions that form the basis of the forecasted cash flows expected to be generated from the asset (e.g., future revenue growth rates and EBITDA Margin). If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired tangible and intangible assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could increase or decrease, or the acquired asset could be impaired.
Legal and Asbestos Liabilities
We accrue for potential losses related to legal disputes, litigation, asbestos liability, and regulatory matters when it is probable (the future event or events are likely to occur) that we have incurred a loss and the amount of the loss can be reasonably estimated.
The asbestos-related product liability amount reflects our best estimate of losses based upon currently known facts. To calculate the liability, we estimate potential losses relating to pending claims and also estimate the likelihood of additional, similar claims being filed against us in the future. To estimate potential losses on claims that could be filed in the future, we consider claims pending against us, claim filing rates, the number of codefendants and the extent to which they share in settlements, and the amount of loss by claim type. The estimated losses for pending and potential future claims and the potential adjustments, are calculated on a discounted basis using risk-free interest rates derived from market data about monetary assets with maturities comparable to those of the projected asbestos liability. We use an actuarial specialist to assist with measuring our asbestos liability.
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
•Level 2- Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3- Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions
At December 31, 2025 and 2024, the fair value of our senior unsecured notes was approximately $3.8 billion and $4.1 billion, respectively, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.
As of December 31, 2025, we hold a short-term bond fund of $243 million, which is designated as Level 1 in the fair value hierarchy.
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
Shipping and Handling Costs
Shipping and handling costs are classified as selling, administrative and other expenses in the accompanying consolidated statements of income and totaled approximately $495 million , $381 million, and $451 million, for the years ended December 31, 2025, 2024, and 2023, respectively.
Advertising Costs
Advertising costs are expensed as incurred and totaled $236 million , $237 million, and $234 million in the years ended December 31, 2025, 2024, and 2023, respectively.
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
Net Income per Common Share
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. The computation of diluted net income per common share includes the dilutive effect of stock options, stock appreciation rights and nonvested restricted stock awards options. Options to purchase approximately 68 thousand, 11 thousand, and 3 thousand shares of common stock ranging from $114 - $179 per share were outstanding at December 31, 2025, 2024, and 2023, respectively. These options were excluded from the computation of diluted net income per common share because the options’ exercise prices were greater than the average market prices of common stock in each respective year.

The following table summarizes basic and diluted shares outstanding for the year ended December 31:

(in thousands, except per share data)	2025	2024	2023
Net income	$65,945	$904,076	$1,316,524

Weighted average common shares outstanding	138,945	139,208	140,367
Dilutive effect of stock options and non-vested restricted stock awards	305	462	667
Weighted average common shares outstanding – assuming dilution	139,250	139,670	141,034
Basic earnings per share	$0.47	$6.49	$9.38
Diluted earnings per share	$0.47	$6.47	$9.33
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
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires disclosure in the notes to the financial statements, at each interim and annual reporting period, of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. Also required is a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, as clarified by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). Early adoption is permitted. This guidance should be applied either prospectively to financial statements issued after the effective date of this update or retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of adopting this standard on our financial statements and disclosures.
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items, income before tax expense disaggregated between domestic and foreign, income tax expense disaggregated by federal, state and foreign, as well as further information on income taxes paid. The guidance is effective for the year ended December 31, 2025. We adopted this standard effective December 31, 2025 and retrospectively presented the additional disclosures for all periods.
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. When applying the current expected credit loss model to current accounts receivable and contract assets arising from transactions accounted for under ASC 606, this standard provides a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. Entities are required to disclose whether they have elected the practical expedient and should be applied prospectively. We adopted this standard effective December 31, 2025 and have elected the practical expedient. This adoption did not materially affect our financial statements and disclosures.
Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update provides revised guidance aimed at refining how costs related to internal-use software are accounted for. The update removes the concept of distinct project phases and requires that capitalization of software costs begins once (1) management authorizes and commits to funding a computer software project, and (2) it is likely the project will be completed and the software will be used to perform the function as intended. When assessing whether completion is probable, entities must carefully consider any substantial uncertainties in development. In addition, the guidance specifies that the property, plant, and equipment disclosure requirements apply to capitalized software costs. The new standard will take effect in the first quarter of 2028, though early adoption is permitted at the start of any annual reporting period. Entities may adopt the guidance using prospective application, retrospective application, or a modified transition approach. We are currently evaluating the impact of adopting this standard on our financial statements and disclosures.
Interim Reporting (Topic 270)
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270). This update enhances the clarity and organization of interim reporting and the applicability of Topic 270. It also clarifies the required form and content of interim financial statements, including requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the update either prospectively or retrospectively. We are currently evaluating the impact of adopting this standard on our financial statements and disclosures.
2. Segment Information
We are a global service provider of automotive and industrial replacement parts and value-added solutions, and our operating segments are organized based on the type of product sold and geography.
Certain of our operating segments are aggregated into our reportable segments since they have similar economic characteristics, products and services, type and class of customers, and distribution methods.
Effective December 31, 2025, we revised the aggregation of our operating segments to present three reportable segments: North America Automotive Parts Group ("North America Automotive"), International Automotive Parts Group ("International Automotive") and Industrial Parts Group ("Industrial"). Our North America Automotive and International Automotive segments distribute replacement parts for substantially all makes and models of automobiles, trucks, and other vehicles. Our Industrial segment distributes a wide variety of industrial bearings, mechanical and fluid power transmission equipment, hydraulic and pneumatic products, material handling components and other related parts and supplies. We believe this expanded segmentation will provide our investors with additional information to better understand our performance. Prior-period segment information has been recast to conform to the current period presentation.
Inter-segment sales are not significant. Approximately $301 million, $415 million and $577 million of income before income taxes were generated in jurisdictions outside the U.S. for the years ended December 31, 2025, 2024, and 2023, respectively. Net sales and net property, plant and equipment by country relate directly to our operations in the respective country. Corporate assets are principally cash and cash equivalents and headquarters’ facilities and equipment.
Our President and Chief Executive Officer is our Chief Operating Decision Maker ("CODM") and uses segment EBITDA to assess segment operating performance and make decisions about the allocation of resources.
The significant segment expenses regularly provided to the CODM are total cost of sales and total other operating expenses. Total other operating expenses represent all other costs of operating our segments, such as personnel, freight and delivery, facility, technology, marketing costs, as well as items such as foreign currency.
North America Automotive Segment
The following table presents a summary of our reportable North America Automotive segment financial information:

(in thousands)	2025	2024	2023
Net sales	$9,520,042	$9,212,238	$9,010,337
Cost of goods sold	5,822,484	5,796,329	5,729,330
Gross profit	3,697,558	3,415,909	3,281,007
Operating expenses	3,025,376	2,700,379	2,493,262
EBITDA	$672,182	$715,530	$787,745

Gross margin (1)	38.8%	37.1%	36.4%
Operating expenses as a percentage of net sales	31.8%	29.3%	27.7%
EBITDA margin (2)	7.1%	7.8%	8.7%

International Automotive Segment
The following table presents a summary of our reportable International Automotive segment financial information:

(in thousands)	2025	2024	2023
Net sales	$5,858,566	$5,556,895	$5,236,446
Cost of goods sold	3,185,711	3,035,373	2,854,735
Gross profit	2,672,855	2,521,522	2,381,711
Operating expenses	2,128,682	1,953,521	1,830,322
EBITDA	$544,173	$568,001	$551,389

Gross margin (1)	45.6%	45.4%	45.5%
Operating expenses as a percentage of net sales	36.3%	35.2%	35.0%
EBITDA margin (2)	9.3%	10.2%	10.5%
Industrial Segment
The following table presents a summary of our reportable Industrial segment financial information:

(in thousands)	2025	2024	2023
Net sales	$8,921,533	$8,717,436	$8,843,827
Cost of goods sold	6,191,157	6,062,298	6,210,045
Gross profit	2,730,376	2,655,138	2,633,782
Operating expenses	1,583,954	1,552,950	1,500,861
EBITDA	$1,146,422	$1,102,188	$1,132,921

Gross margin (1)	30.6%	30.5%	29.8%
Operating expenses as a percentage of net sales	17.8%	17.8%	17.0%
EBITDA margin (2)	12.9%	12.6%	12.8%
(1)Gross margin is gross profit as a percentage of net sales.
(2)EBITDA margin is EBITDA as a percentage of net sales.
Additional Information
The following table presents a reconciliation from EBITDA to net income:

(in thousands)	2025	2024	2023
Segment EBITDA
North America Automotive	$672,182	$715,530	$787,745
International Automotive	544,173	568,001	551,389
Industrial	1,146,422	1,102,188	1,132,921
Corporate EBITDA (1)	(357,175)	(389,217)	(314,709)
Interest expense, net	(163,506)	(96,827)	(64,469)
Depreciation and amortization	(538,023)	(407,978)	(350,529)
Other unallocated costs	(1,251,905)	(315,729)	—
Income before income taxes	52,168	1,175,968	1,742,348
Income tax benefit (expense)	13,777	(271,892)	(425,824)
Net Income	$65,945	$904,076	$1,316,524
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

The following table presents a summary of the other unallocated costs:

(in thousands)	2025	2024	2023
Other unallocated costs:
Restructuring and other costs (2)	$(253,961)	$(221,007)	$—
Acquisition and integration related costs and other (3)	(14,035)	(33,126)	—
Inventory rebranding strategic initiative (4)	—	(61,596)	—
Asbestos-related product liability (5)	(103,352)	—	—
Pension settlement (6)	(741,967)	—	—
First Brands credit loss allowance (7)	(150,500)	—	—
Retirement obligation and other (8)	11,910	—	—
Total other unallocated costs	$(1,251,905)	$(315,729)	$—
(2)Amount reflects costs related to the global restructuring initiative which includes a voluntary retirement offer in the U.S. in 2024, and rationalization and optimization of certain distribution centers, stores and other facilities.
(3)Amount primarily reflects lease and other exit costs related to the ongoing integration of acquired independent automotive stores.
(4)Amount reflects a charge to write down certain existing inventory associated with a new global rebranding and relaunch of a key tool and equipment offering. The existing inventory that will be liquidated is comprised of otherwise saleable inventory, and the liquidation does not arise from our normal, recurring operational activities.
(5)Amount reflects a remeasurement of our asbestos-related product liability for a revised estimate of the number of claims to be incurred in future periods based on adverse current year changes in the claims environment, among other assumptions.
(6)Amount reflects a pension charge related to the settlement of our U.S. qualified defined benefit plan (U.S. pension plan).
(7)Amount reflects a charge for expected credit losses on volume purchase rebates and other amounts due from First Brands, a key automotive parts supplier who filed for Chapter 11 bankruptcy.
(8)Amount reflects certain nonroutine charges recorded during the quarter ended December 31, 2025, including a charge related to certain asset retirement obligations.
The following table presents a summary of our reportable segment total assets:

(in thousands)	2025	2024
Assets:
North America Automotive	$7,838,732	$7,215,963
International Automotive	4,022,330	3,627,766
Industrial	2,729,639	2,765,504
Corporate	1,160,311	977,171
Goodwill and other intangible assets	5,044,528	4,696,301
Total assets	$20,795,540	$19,282,705

The following table presents a summary of select financial information by reportable segment:

(in thousands)	2025	2024	2023
Depreciation and amortization:
North America Automotive	$136,384	$104,601	$82,704
International Automotive	120,451	101,935	80,813
Industrial	42,060	34,818	30,082
Corporate	86,697	23,630	9,752
Intangible asset amortization	152,431	142,994	147,178
Total depreciation and amortization	$538,023	$407,978	$350,529
Capital expenditures:
North America Automotive	$130,094	$129,899	$77,295
International Automotive	156,853	181,805	202,648
Industrial	44,734	76,730	53,823
Corporate	138,158	178,905	178,909
Total capital expenditures	$469,839	$567,339	$512,675
Net sales:
United States	$15,788,840	$15,318,989	$15,247,740
Europe	4,010,876	3,839,134	3,611,453
Canada	2,022,110	1,982,719	2,011,343
Australasia	2,377,182	2,258,729	2,149,376
Mexico	101,133	86,998	70,698
Total net sales	$24,300,141	$23,486,569	$23,090,610
Net property, plant and equipment:
United States	$1,254,960	$1,161,136	$935,583
Europe	423,976	384,161	339,330
Canada	238,360	189,978	147,404
Australasia	253,670	214,677	193,638
Mexico	1,174	808	830
Total net property, plant and equipment	$2,172,140	$1,950,760	$1,616,785
Net sales are disaggregated by geographical region for each of our reportable segments, as we deem this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

(in thousands)	2025	2024	2023
North America:
Automotive	$9,520,042	$9,212,238	$9,010,337
Industrial	8,392,041	8,176,468	8,319,444
Total North America	$17,912,083	$17,388,706	$17,329,781
Australasia:
Automotive	$1,847,690	$1,717,761	$1,624,993
Industrial	529,492	540,968	524,383
Total Australasia	$2,377,182	$2,258,729	$2,149,376
Europe - Automotive	$4,010,876	$3,839,134	$3,611,453
Total net sales	$24,300,141	$23,486,569	$23,090,610

3. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the years ended December 31, 2025 and 2024 by reportable segment, as well as other identifiable intangible assets, are summarized as follows:

	Goodwill
(in thousands)	North America Automotive	International Automotive	Industrial	Total	Other Intangible Assets, Net
Balance as of January 1, 2024	$363,159	$1,354,274	$1,017,248	$2,734,681	$1,792,913
Additions	98,638	152,726	32,775	284,139	218,286
Amortization	—	—	—	—	(142,994)
Foreign currency translation	(6,679)	(98,248)	(16,624)	(121,550)	(69,174)
Balance as of December 31, 2024	455,119	1,408,752	1,033,399	2,897,270	1,799,031
Additions	36,980	48,753	46,939	132,671	105,185
Amortization	—	—	—	—	(152,431)
Foreign currency translation	4,797	144,116	9,961	158,874	103,929
Balance as of December 31, 2025	$496,896	$1,601,621	$1,090,299	$3,188,815	$1,855,714
We completed our annual goodwill impairment testing as of October 1, 2025. We assess the value of our goodwill under either a quantitative or qualitative assessment for our reporting units. To complete a qualitative assessment, we evaluate historical revenue and operating profit growth trends, market conditions and other factors to determine whether it is more likely than not that the reporting unit's goodwill is impaired. We complete quantitative assessments for reporting units that fail our qualitative assessments, or otherwise on a periodic basis. To complete a quantitative assessment, we calculate a reporting unit's fair value using a combination of income and market approaches, which involve significant unobservable inputs (Level 3). In the income approach, we primarily use these assumptions: projected revenue growth rates, EBITDA margins, the estimated weighted average cost of capital, and terminal value. In the market approach, we primarily use benchmark company market multiples. We believe the inputs and assumptions we use are consistent with those a hypothetical marketplace participant would use. Once calculated, we verify whether the reporting unit's fair value is higher than its carrying amount. If the fair value is lower, we recognize an impairment, generally for the difference. Based on these assessments, we did not recognize any goodwill impairments during 2025 or 2024.
Accumulated impairment losses for the International Automotive segment was $506,721 as of December 31, 2025 and 2024. We have not incurred any accumulated impairment losses for the North America Automotive or Industrial segments.
If there are sustained declines in macroeconomic or business conditions in future periods affecting the projected earnings and cash flows at our reporting units, among other things, there can be no assurance that goodwill at one or more reporting units may not be impaired.
Other Intangible Assets
The gross carrying amounts and accumulated amortization relating to other intangible assets at December 31, 2025 and 2024 are as follows:

	2025			2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,577,160	$(957,284)	$1,619,876	$2,350,241	$(778,707)	$1,571,534
Other intangibles	360,744	(124,906)	235,838	369,744	(142,246)	227,497
	$2,937,904	$(1,082,190)	$1,855,714	$2,719,985	$(920,953)	$1,799,031

The valuation of identifiable intangible assets utilizes significant unobservable inputs and, therefore, represents a Level 3 fair value measurement. The estimated fair value of the identifiable intangible assets is generally determined using an income approach. Amortization expense for other intangible assets totaled $152 million, $143 million, and $147 million for the years ended December 31, 2025, 2024, and 2023, respectively. Estimated other intangible assets amortization expense for the succeeding five years is as follows (in thousands):

2026	$150,000
2027	150,000
2028	150,000
2029	150,000
2030	140,000
$740,000
4. Property, Plant and Equipment
Property, plant and equipment as of December 31, 2025 and December 31, 2024, consisted of the following:

(in thousands)	2025	2024
Land	$92,912	$90,989
Buildings and leasehold improvements	1,153,855	1,028,101
Machinery, equipment and other	1,258,012	1,054,628
Furniture and fixtures	716,305	649,352
Software	852,008	620,684
Construction in progress	236,156	278,791
Property, plant and equipment, at cost	4,309,248	3,722,545
Less: accumulated depreciation	2,137,108	1,771,785
Property, plant and equipment, net	$2,172,140	$1,950,760
We capitalize interest costs as a component of construction in progress, based on the weighted-average interest rates incurred on our borrowings. Total interest costs capitalized for the years ended December 31, 2025 and 2024 were $9.4 million and $10.9 million, respectively.
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
The SPE transferred ownership and control of certain receivables that met certain qualifying conditions to the unaffiliated financial institutions in exchange for cash. We account for transactions with the unaffiliated financial institutions as sales of financial assets, with the associated receivables derecognized from our consolidated balance sheet. The remaining receivables held by the SPE were pledged to secure the collectability of the sold receivables. The amount of receivables pledged as collateral as of December 31, 2025 and December 31, 2024 is approximately $1.5 billion and $1.3 billion, respectively.
We continue to be involved with the receivables transferred by the SPE to the unaffiliated financial institutions by providing collection services. As cash is collected on sold receivables, the SPE continuously transfers ownership and control of new qualifying receivables to the unaffiliated financial institutions so that the total principal amount outstanding of receivables sold is approximately $1.0 billion at any point in time (which is the maximum amount allowed under the agreement). The future amount of receivables outstanding as sold could decrease, based on the level of activity and other factors. Total principal amount outstanding of receivables sold is approximately $1.0 billion and $1.0 billion as of December 31, 2025 and December 31, 2024, respectively.

The following table summarizes the activity and amounts outstanding under the A/R Sales Agreement as of period end:

(in thousands)	December 31, 2025	December 31, 2024
Receivables sold to the financial institutions and derecognized	$8,314,139	$8,541,986
Cash collected on sold receivables	$8,314,134	$8,542,008
Continuous cash activity related to the A/R Sales Agreement is reflected in cash from operating activities in the consolidated statement of cash flows.
The SPE incurs fees due to the unaffiliated financial institutions related to the accounts receivable sales transactions. Those fees, which totaled $51 million, $61 million, and $60 million in 2025, 2024, and 2023, respectively, are recorded within other non-operating expense (income) in the consolidated statements of income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institutions any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of December 31, 2025 and December 31, 2024 is not material. The servicing liability related to our collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.

6. Debt
The following table summarizes our debt outstanding as of December 31, 2025 and December 31, 2024:

(in thousands)	December 31, 2025	December 31, 2024
Unsecured revolving line of credit, $2,000,000,000, SOFR plus 1.25% variable,weighted average rate 5.01% as of December 31, 2025	$600,000	$—
Commercial paper, net of discounts, weighted average rate of 4.39% at December 31, 2025	342,791	—
Unsecured term notes:
January 6, 2022, Senior Unsecured Notes, $500,000, 1.75% fixed, due February 1, 2025	—	500,000
June 30, 2019, Series B Senior Unsecured Notes, A$155,000, 3.43% fixed, due June 30, 2026	103,788	96,426
November 30, 2016, Series H Senior Unsecured Notes, $250,000, 3.24% fixed, due November 30, 2026	250,000	250,000
October 30, 2017, Series K Senior Unsecured Notes, €250,000, 1.81% fixed, due October 30, 2027	293,700	260,150
October 30, 2017, Series I Senior Unsecured Notes, $120,000, 3.70% fixed, due October 30, 2027	120,000	120,000
November 1, 2023 Senior Unsecured Notes, $425,000, 6.50% fixed, due November 1, 2028	425,000	425,000
May 31, 2019, Series A Senior Unsecured Notes, €50,000, 1.55% fixed, due May 31, 2029	58,740	52,030
August 7, 2024, Senior Unsecured Notes, $750,000, 4.95% fixed, due August 15, 2029	750,000	750,000
October 30, 2017, Series L Senior Unsecured Notes, €125,000, 2.02% fixed, due October 30, 2029	146,850	130,075
October 27, 2020, Senior Unsecured Notes, $500,000, 1.88% fixed, due November 1, 2030	500,000	500,000
May 31, 2019, Series B Senior Unsecured Notes, €100,000, 1.74% fixed, due May 31, 2031	117,480	104,060
January 6, 2022, Senior Unsecured Notes, $500,000, 2.75% fixed, due February 1, 2032	500,000	500,000
October 30, 2017, Series M Senior Unsecured Notes, €100,000, 2.32% fixed, due October 30, 2032	117,480	104,060
November 1, 2023 Senior Unsecured Notes, $375,000, 6.88% fixed, due November 1, 2033	375,000	375,000
May 31, 2019, Series C Senior Unsecured Notes, €100,000, 1.95% fixed, due May 31, 2034	117,480	104,060
Other unsecured debt	2,035	43,619
Total unsecured debt	4,820,344	4,314,480
Unamortized discount and debt issuance cost	(24,593)	(30,135)
Total debt	4,795,751	4,284,345
Less debt due within one year	1,297,328	541,705
Long-term debt, excluding current portion	$3,498,423	$3,742,640

The following table summarizes scheduled maturities of our debt for the years succeeding December 31, 2025 (in thousands):

2026	$1,297,328
2027	414,986
2028	425,000
2029	955,590
2030	500,000
Thereafter	1,227,440
$4,820,344
Unsecured Revolving Credit Facility
On October 30, 2020, we entered into a $1.5 billion Syndicated Facility Agreement (as amended, the "Unsecured Revolving Credit Facility"). On March 20, 2025, we amended the Unsecured Revolving Credit Facility to expand the borrowing capacity from $1.5 billion to $2.0 billion and extend the maturity date to March 20, 2030. We had $600 million of outstanding borrowings under the Unsecured Revolving Credit Facility as of December 31, 2025 and no outstanding borrowings as December 31, 2024.
Commercial Paper Program
On November 29, 2023, we established a commercial paper program that allows us to issue unsecured commercial paper notes up to $1.5 billion outstanding. We amended our commercial paper program on March 27, 2025 to expand the maximum borrowing capacity from $1.5 billion to $2.0 billion. The maturities of the commercial paper notes vary but may not exceed 364 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and rank pari passu with unsecured and unsubordinated indebtedness. The notes are issued at par less a discount representing an interest factor or, if interest bearing, at par. The net proceeds of issuances of the commercial paper notes have been used to repay certain of our unsecured senior notes (as described below) and have been and are expected to continue to be used for general corporate purposes. We had $343 million outstanding under our commercial paper program as of December 31, 2025, presented in Short-term borrowings on the consolidated balance sheet, and no outstanding borrowings as of December 31, 2024. The weighted average interest rate of our commercial paper outstanding as of December 31, 2025 was 4.39%.
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
Covenants
Certain borrowings require us to comply with a financial covenant with respect to a maximum debt to EBITDA ratio. At December 31, 2025, we were in compliance with all such covenants.
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

(in thousands)	December 31, 2025	December 31, 2024
Obligations outstanding at the beginning of the year	$3,331,385	$3,020,465
Invoices confirmed during the year	4,110,409	4,293,489
Confirmed invoices paid during the year	(4,250,958)	(3,982,569)
Confirmed obligations outstanding at the end of the year	$3,190,836	$3,331,385
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
The following table summarizes the location and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships (in thousands):

		December 31, 2025		December 31, 2024
Instrument	Balance sheet location	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contract	Prepaid expenses and other current assets	$245,960	$7,146	$1,867,966	$85,834
Forward contracts	Other current liabilities	$1,633,396	$66,516	$—	$—
Foreign currency debt	Current portion of debt and long-term debt	€475,000	$558,030	€475,000	$494,285
The table below presents pre-tax gains and losses related to net investment hedges for the year ended December 31:

	(Loss) Gain Recognized in AOCL Before Reclassifications			Gain Recognized in Interest Expense For Excluded Components
(in thousands)	2025	2024	2023	2025	2024	2023
Net Investment Hedges:
Forward contracts	$(145,262)	$49,625	$(22,946)	$23,392	$18,905	$12,634
Foreign currency debt	(63,745)	34,948	(23,380)	—	—	—
Total	$(209,007)	$84,573	$(46,326)	$23,392	$18,905	$12,634
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
The table below presents the locations of the operating lease assets and liabilities on the consolidated balance sheets:

(in thousands)	Balance Sheet Line Item	December 31, 2025	December 31, 2024
Operating lease assets	Operating lease assets	$2,084,487	$1,769,720

Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	$394,536	$343,276
Noncurrent operating lease liabilities	Operating lease liabilities	1,739,478	1,458,391
Total operating lease liabilities		$2,134,014	$1,801,667
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
Our weighted average remaining lease term and weighted average discount rate for operating leases are:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (in years)	7.61	7.79
Weighted average discount rate	4.42%	4.28%
The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2025 (in thousands):

2026	$495,498
2027	451,204
2028	361,049
2029	269,076
2030	199,632
Thereafter	786,216
Total undiscounted future minimum lease payments	2,562,675
Less: Difference between undiscounted lease payments and discounted operating lease liabilities	428,661
Total operating lease liabilities	$2,134,014
Future minimum lease payments include $64 million related to options to extend lease terms that we are reasonably certain to exercise. Future minimum lease payments exclude $11 million related to operating leases that have not yet commenced. The leases are expected to commence in 2026 with a lease term of 3 to 9 years.

The table below presents operating lease costs and supplemental cash flow information related to leases for the year ended December 31:

(in thousands)	2025	2024	2023
Operating lease costs	$531,443	$459,654	$380,730
Cash paid for amounts included in the measurement of operating lease liabilities	$527,850	$449,374	$389,610
Operating lease assets obtained in exchange for new operating lease liabilities	$728,742	$966,796	$493,039
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
10. Employee Benefit Plans
On April 29, 2024, our Board of Directors approved the termination of our U.S. qualified defined benefit plan (U.S. pension plan), effective September 30, 2024. On December 19, 2025, we settled all future obligations under our U.S. pension plan through the transfer of the remaining benefit obligations to a third-party insurance company under a group annuity contract. Prior to this settlement, in October 2025, certain participants elected to receive lump-sum payments to settle their pension obligations. These settlements were funded directly by assets of the U.S. pension plan and required no additional cash or asset contributions from GPC. As a result of the settlements, we recognized a one-time, non-cash, pre-tax pension settlement charge of $742 million ($541 million, net of tax). This charge primarily reflects the recognition of all unamortized net actuarial losses in accumulated other comprehensive loss. As a result of the pension settlement, GPC had no pension obligations related to this plan as of December 31, 2025.
The remaining surplus plan assets following the U.S. pension plan settlement will be used to fund certain contributions associated with our U.S. defined contribution plan (Qualified Replacement Plan) as well as any remaining U.S. pension plan expenses. Surplus plan assets not used for these contributions or expenses would be subject to an excise tax up to 50% upon withdrawal from the plan. As of December 19, 2025, our $446 million of surplus plan assets consisted of $13 million of cash, $243 million in a short-term bond fund and $190 million of GPC stock. Upon settlement of the U.S. pension plan, the short-term bond fund consisting of short-term corporate bonds, commercial paper, and asset-backed securities are classified as a noncurrent available-for-sale (“AFS”) investment within other assets in our consolidated balance sheet. We accounted for the GPC stock as a repurchase of our common stock with such amounts recorded as a reduction in common stock and retained earnings in our consolidated balance sheet. The recognition of the surplus plan assets in our balance sheet was a non-cash activity in the statement of cash flows.
The AFS debt security is measured at fair value, with unrealized gains and losses recognized in accumulated other comprehensive loss (“AOCL”), net of tax. As of December 31, 2025, the amortized cost and fair value of the AFS debt security were $244 million and $243 million, respectively. Unrealized losses of $0.8 million were determined to be non-credit related and were primarily attributable to changes in market interest rates.
Our other defined benefit pension plans cover employees in Canada and Europe who meet eligibility requirements. The Canadian plan is contributory, and benefits are based on career average compensation. Our funding policy is to contribute an amount equal to the minimum required contribution under applicable pension legislation. For the plans in Canada, we may increase our contribution above the minimum, if appropriate to our tax and cash position and the plans’ funded position. The European plans are funded in accordance with local regulations.
We also sponsor supplemental retirement plans covering employees in the U.S. and Canada. We use a measurement date of December 31 for our pension and supplemental retirement plans.
Several assumptions are used to determine the benefit obligations, plan assets, and net periodic income.
The discount rate for non-U.S. plans are set by using Willis Towers Watson's RATE:Link model. This approach reflects yields available on high quality corporate bonds that would generate the cash flow necessary to pay the plan's benefits when due. The expected return on plan assets is based on a calculated market-related value of plan assets, where gains and losses on plan assets are amortized over a five year period and accumulate in other comprehensive income. Other non-investment unrecognized gains and losses are amortized in future net income based on a “corridor” approach, where the corridor is equal to 10% of the greater of the benefit obligation or the market-related value of plan assets at the beginning of the year. The unrecognized gains and losses in excess of the corridor criteria are amortized over the average future lifetime or service of plan participants, depending on the plan. These assumptions are updated at each annual measurement date.

Changes in benefit obligations for the years ended December 31, 2025 and 2024 were:

(in thousands)	2025	2024
Changes in benefit obligation
Benefit obligation at beginning of year	$1,981,552	$1,981,783
Service cost	6,271	6,842
Interest cost	91,630	101,289
Plan participants’ contributions	1,407	1,547
Actuarial loss	27,416	51,940
Foreign currency exchange rate changes	12,374	(19,128)
Gross benefits paid	(137,433)	(142,721)
Curtailments	(1,272)	—
Settlement of U.S. pension plan	(1,519,426)	—
Other	(8,800)	—
Benefit obligation at end of year	$453,719	$1,981,552
Following the pension settlement there are $213 million in U.S. pension obligations as of December 31, 2025. The benefit obligations for our U.S. pension plan included in the above was $1.7 billion at December 31, 2024. The total accumulated benefit obligation for our defined benefit pension plan in the U.S., Canada, and Europe was approximately $441 million and $2.0 billion at December 31, 2025 and 2024, respectively.
The assumptions used to measure the pension benefit obligations for the plans at December 31, 2025 and 2024, were:

	2025	2024
Weighted average discount rate	5.20%	5.15%
Rate of increase in future compensation levels	2.71%	2.85%
Changes in plan assets for the years ended December 31, 2025 and 2024 were:

(in thousands)	2025	2024
Changes in plan assets
Fair value of plan assets at beginning of year	$2,223,879	$2,233,079
Actual return on plan assets	120,978	137,603
Foreign currency exchange rate changes	12,519	(20,733)
Employer contributions	2,375	15,104
Plan participants’ contributions	1,407	1,547
Benefits paid	(122,795)	(142,721)
Settlements of U.S. pension plan	(1,519,426)	—
Other	(442,663)	—
Fair value of plan assets at end of year	$276,274	$2,223,879
The fair values of plan assets for our U.S. pension plan included in the above was $2.0 billion at December 31, 2024.
For the years ended December 31, 2025 and 2024, the aggregate projected benefit obligation and aggregate fair value of plan assets for plans with projected benefit obligations in excess of plan assets were as follows:

(in thousands)	2025	2024
Aggregate projected benefit obligation	$228,271	$229,602
Aggregate fair value of plan assets	$—	$—

For the years ended December 31, 2025 and 2024, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were as follows:

(in thousands)	2025	2024
Aggregate accumulated benefit obligation	$219,900	$219,165
Aggregate fair value of plan assets	$—	$—
The asset allocations for our funded pension plans at December 31, 2025 and 2024, and the target allocation for 2026, by asset category were:

	Target Allocation	Percentage of Plan Assets at December 31
	2026	2025	2024
Asset Category
Equity securities	40%	48%	13%
Debt securities	50%	52%	30%
Other	10%	—%	57%
	100%	100%	100%
Our benefit plan committee in Canada establishes investment policies and strategies and regularly monitor the performance of the funds.
The Canadian pension plan strategy is to achieve long-term objectives and invest the pension assets in accordance with the applicable pension legislation in Canada as well as fiduciary standards. The long-term primary investment objectives for the Canadian pension plan is to provide for a reasonable amount of long-term growth of capital, without undue exposure to risk, protect the assets from erosion of purchasing power, and provide investment results that meet or exceed the pension plans’ actuarially assumed long-term rates of return. The Company's Investment Strategy with respect to Canadian pension plan assets is to generate a return in excess of the passive portfolio benchmark (40% Equity, 50% Fixed Income, 10% Other).
The plans in Europe are unfunded and, therefore, there are no plan assets.
The fair values of the plan assets as of December 31, 2025 and 2024, by asset category, are shown in the tables below. Various inputs are considered when determining the value of our pension plan assets. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.
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

	2025
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Securities
Common stocks — mutual funds — equity	$55,543	$55,543	$—	$—
Other stocks	76,937	76,937	—	—

Debt Securities
Short-term investments	374	374	—	—
Cash and equivalents	18,878	18,878	—	—
Government bonds	52,362	416	51,946	—
Corporate bonds	72,179	—	72,179	—

Total	$276,274	$152,149	$124,126	$—

	2024
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Securities
Common stocks — mutual funds — equity	$54,256	$54,256	$—	$—
Genuine Parts Company common stock	176,640	176,640	—	—
Other stocks	72,749	72,749	—	—

Debt Securities
Short-term investments	1,422	1,422	—	—
Cash and equivalents	12,365	12,365	—	—
Government bonds	52,381	329	52,052	—
Corporate bonds	66,321	—	66,321	—
Mutual funds-fixed income	201,247	201,247	—	—
Short term collective trust	345,064	—	345,064	—

Other
Options and futures	1,241,434	—	—	1,241,434
Total	$2,223,879	$519,008	$463,437	$1,241,434
Equity securities included no Genuine Parts Company common stock at December 31, 2025 and $177 million at December 31, 2024. Dividend payments received by the plan on company stock totaled approximately $6 million in both 2025 and 2024. Fees paid during the year for services rendered by parties in interest were based on customary and reasonable rates for such services.
Based on the investment policy for the Canadian pension plan, as well as an asset study that was performed based on our asset allocations and future expectations, our expected rate of return on plan assets for measuring 2026 pension income is 6.01% for the Canadian plan. The asset study forecasted expected rates of return for the approximate duration of our benefit obligations, using capital market data and historical relationships.

The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31:

(in thousands)	2025	2024
Other long-term asset	$50,827	$471,929
Other current liability	(16,010)	(14,402)
Pension and other post-retirement liabilities	(219,270)	(218,629)
	$(184,453)	$238,898
Amounts recognized in accumulated other comprehensive loss consist of:

(in thousands)	2025	2024
Net actuarial loss	$36,776	$772,785
Prior service cost	2,308	7,919
	$39,084	$780,704
The following table reflects the total benefits expected to be paid from the pension plans’ or our assets. Of the pension benefits expected to be paid in 2026, approximately $16 million is expected to be paid from employer assets. Expected employer contributions below reflect amounts expected to be contributed to funded plans. Information about the expected cash flows for the pension plans follows (in thousands):

Employer contribution:
2026 (expected)	$583
Expected benefit payments:
2026	$28,756
2027	$29,418
2028	$30,253
2029	$30,903
2030	$31,557
2031 through 2035	$160,813
Net periodic benefit expense (income) included the following components:

(in thousands)	2025	2024	2023
Service cost	$6,271	$6,842	$5,991
Interest cost	91,630	101,289	104,490
Expected return on plan assets	(116,746)	(177,474)	(164,984)
Amortization of prior service cost	1,140	1,127	692
Amortization of actuarial loss	18,478	14,281	9,361
Net periodic benefit expense (income)	$773	$(53,935)	$(44,450)
Service cost is recorded in selling, administrative and other expenses in the consolidated statements of income while all other components are recorded within other non-operating expenses. Pension benefits also include amounts related to supplemental retirement plans.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

(in thousands)	2025	2024	2023
Current year actuarial loss	$18,162	$101,991	$23,289
Recognition of actuarial loss	(18,478)	(14,281)	(9,361)
Recognition of prior service cost	(1,140)	(1,127)	(692)
Recognition of curtailment gain	1,270	—	—
Settlement of U.S. pension plan	(741,967)	—	—
Other	—	—	2,464
Total recognized in other comprehensive income loss	$(742,153)	$86,583	$15,700
Total recognized in net periodic benefit expense (income) and other comprehensive loss (income)	$(741,380)	$32,648	$(28,750)
The assumptions used in measuring the net periodic benefit expense (income) for the plans follow:

	2025	2024	2023
Weighted average discount rate	5.15%	5.30%	5.61%
Rate of increase in future compensation levels	2.85%	3.18%	3.16%
Expected long-term rate of return on plan assets	5.33%	7.60%	7.09%
We have one defined contribution plan in the U.S. that covers substantially all of our domestic employees. Employees receive a matching contribution of 100% of the first 5% of the employees’ salary. Total plan expense was approximately $80 million in 2025, $75 million in 2024, and $77 million in 2023.
11. Acquisitions
For each acquisition, we allocate the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. The results of operations for acquired businesses are included in our consolidated statements of income beginning on their respective acquisition dates.
2025
We acquired various businesses for approximately $430 million, which includes certain non-cash consideration and is net of cash acquired, during the year ended December 31, 2025. We recognized approximately $110 million, $60 million, and $70 million of revenue for the year ended December 31, 2025 for our North America Automotive, International Automotive, and Industrial acquisitions, respectively. We recognized approximately $240 million of goodwill and other intangible assets associated with these acquisitions. Other intangible assets acquired of $100 million consisted of customer relationships with a weighted average amortization life of 20 years. The estimated goodwill recognized as part of the acquisitions is generally not tax deductible.The fair values of the assets acquired and liabilities assumed are preliminary and may be subject to additional adjustments during the measurement period.
We did not recognize any significant measurement period adjustments related to finalizing acquisition accounting during the year ended December 31, 2025.
2024
We acquired various businesses for approximately $1.2 billion, which includes certain non-cash consideration and is net of cash acquired, during the year ended December 31, 2024. We recognized approximately $380 million, $120 million, and $30 million of revenue for the year ended December 31, 2024 for our North America Automotive, International Automotive, and Industrial acquisitions, respectively.
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
The goodwill recognized as part of the acquisitions is generally not tax deductible. Goodwill of $100 million, $150 million, and $30 million has been assigned to the North America Automotive, International Automotive, and Industrial segments, respectively. This goodwill is attributable primarily to the expected synergies and assembled work forces of the acquired businesses.
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
2023
We acquired several businesses for approximately $322 million, net of cash acquired, during the year ended December 31, 2023. Approximately $147 million, $153 million, and $22 million was related to North America Automotive, International Automotive, and Industrial acquisitions, respectively. During the year we recognized approximately $147 million, $242 million, and $48 million of sales, net of store closures, related to our 2023 North America Automotive, International Automotive, and Industrial acquisitions, respectively. We recognized approximately $219 million of goodwill and other intangible assets associated with these acquisitions. Other intangible assets acquired of $99 million consisted of customer relationships with a weighted average amortization life of 20 years. The estimated goodwill recognized as part of the acquisitions is generally not tax deductible.
We did not recognize any significant measurement period adjustments related to finalizing acquisition accounting during the year ended December 31, 2023.
12. Share-Based Compensation
Share-based compensation costs of $47 million, $44 million, and $57 million, were recorded for the years ended December 31, 2025, 2024, and 2023, respectively. The total income tax benefits recognized in the consolidated statements of income for share-based compensation arrangements were approximately $13 million, $12 million, and $15 million for 2025, 2024, and 2023, respectively. At December 31, 2025, total compensation cost related to nonvested awards not yet recognized was approximately $84 million. There have been no modifications to valuation methodologies or methods during the years ended December 31, 2025, 2024, or 2023.

As of December 31, 2025, there were 6 million shares of common stock available for issuance pursuant to future equity-based compensation awards.
A summary of our restricted stock units activity and related information is as follows:

Nonvested Share Awards (RSUs)	Shares (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Nonvested at beginning of year	881	$152.71
Granted	715	$121.91
Vested	(418)	$140.19
Forfeited	(89)	$138.15
Nonvested at end of year	1,089	$136.98	1.8	$133,877
(1) In thousands
A summary of our stock appreciation rights activity and related information is as follows:

Stock Appreciation Rights (SARs)	Shares (1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of year	103	$95.32
Granted	—	$—
Exercised	(51)	$95.39
Forfeited	(1)	$91.75
Outstanding at end of year	51	$95.31	0.7	$1,407
Exercisable at end of year	51	$95.31	0.7	$1,407
(1) In thousands
The aggregate intrinsic value of SARs exercised and RSUs vested during the years ended December 31, 2025, 2024, and 2023 was $59 million, $68 million, and $89 million, respectively. The fair value of RSUs is based on the price of our stock on the date of grant. The fair value of SARs is estimated using a Black-Scholes option pricing model. We ceased issuing SARs in 2017. The total fair value of SARs and RSUs vested during the years ended December 31, 2025, 2024, and 2023 were $60 million, $51 million, and $41 million, respectively.

13. Accumulated Other Comprehensive Loss
The following tables present the changes in AOCL by component:

	Changes in Accumulated Other Comprehensive Loss by Component, Net of Income Taxes
(in thousands)	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation	Total
Beginning balance, January 1, 2023	$(506,610)	$(2,572)	$(523,360)	$(1,032,542)
Other comprehensive income (loss) before reclassifications, net of tax	(18,965)	2,765	64,429	48,229
Amounts reclassified from accumulated other comprehensive loss, net of tax	7,634	(193)	—	7,441
Ending balance, December 31, 2023	(517,941)	—	(458,931)	(976,872)
Other comprehensive income (loss) before reclassifications, net of tax	(74,604)	—	(221,812)	(296,416)
Amounts reclassified from accumulated other comprehensive loss, net of tax	11,545	—	—	11,545
Ending balance, December 31, 2024	(581,000)	—	(680,743)	(1,261,743)
Other comprehensive income (loss) before reclassifications, net of tax	(16,895)	—	208,870	191,975
Amounts reclassified from accumulated other comprehensive loss, net of tax	558,002	—	—	558,002
Ending balance, December 31, 2025	$(39,893)	$—	$(471,873)	$(511,766)
The AOCL components related to the pension benefits are included in the computation of net periodic benefit income in the Employee Benefit Plans Footnote. Generally, tax effects in AOCL are established at the currently enacted tax rate and reclassified to net income in the same period that the related pre-tax AOCL reclassifications are recognized.
14. Income Taxes
Significant components of our deferred tax assets and liabilities are as follows:

(in thousands)	2025	2024
Deferred tax assets related to:
Expenses not yet deducted for tax purposes	$416,375	$344,858
Operating lease liabilities	467,765	622,732
Pension liability not yet deducted for tax purposes	—	201,971
Employee and retiree benefits	58,591	—
Net operating loss	95,273	59,154
	1,038,004	1,228,715
Deferred tax liabilities related to:
Employee and retiree benefits	—	257,640
Inventory	68,930	67,437
Operating lease assets	489,096	635,041
Other intangible assets	513,773	495,227
Property, plant and equipment	129,986	135,073
Other	177,344	52,330
	1,379,129	1,642,748
Net deferred tax liability before valuation allowance	(341,125)	(414,033)
Valuation allowance	(28,092)	(25,758)
Total net deferred tax liability	$(369,217)	$(439,791)

We currently have approximately $504 million in gross net operating losses, of which approximately $279 million will carry forward indefinitely. The remaining net operating losses of approximately $225 million will begin to expire in 2026.
The components of income before income taxes are as follows:

(in thousands)	2025	2024	2023
United States	$(248,918)	$761,230	$1,164,914
Foreign	301,086	414,738	577,434
Income before income taxes	$52,168	$1,175,968	$1,742,348
The components of income tax expense are as follows:

(in thousands)	2025	2024	2023
Current:
Federal	$81,244	$129,542	$201,929
State	36,534	41,344	51,244
Foreign	125,396	123,048	130,538
Deferred:
Federal	(165,112)	(3,774)	26,166
State	(58,834)	(1,477)	10,241
Foreign	(33,005)	(16,791)	5,706
	$(13,777)	$271,892	$425,824
The reasons for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

	2025		2024		2023
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Pre-Tax Book Income	$52,168		$1,175,968		$1,742,348

U.S. Federal Statutory Tax Rate	$10,955	21.00%	$246,953	21.00%	$365,893	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)(2)(3)	(17,618)	(33.77)%	31,495	2.68%	48,573	2.79%
Foreign Tax Effects:
Australia	7,001	13.42%	9,023	0.77%	12,585	0.72%
Canada	6,417	12.30%	8,933	0.76%	13,304	0.76%
United Kingdom	—	—%	3,767	0.32%	1,592	0.09%
Other Foreign Jurisdictions	(14,492)	(27.78)%	(15,162)	(1.30)%	(6,372)	(0.36)%
Tax Credits	(15,568)	(29.84)%	—	—%	—	—%
Other Adjustments	9,528	18.26%	(13,117)	(1.11)%	(9,751)	(0.56)%
Effective Tax Rate	$(13,777)	(26.41)%	$271,892	23.12%	$425,824	24.44%
(1)State Taxes in the following states make up more than 50% of the tax effect in this category for 2025: Alabama, California, Florida, Illinois, Louisiana, Minnesota, New York, and Texas.
(2)State Taxes in the following states make up more than 50% of the tax effect in this category for 2024: Alabama, California, Florida, Illinois, Louisiana, Minnesota, New York, Pennsylvania and Wisconsin
(3)State Taxes in the following states make up more than 50% of the tax effect in this category for 2023: California, Florida, Illinois, Indiana, Michigan, Minnesota, New Jersey, New York, Pennsylvania and Wisconsin.

The components of income taxes paid globally are as follows:

(in thousands)	2025	2024	2023
Federal Taxes Paid	$43,364	$88,744	$190,305
State Taxes Paid	40,832	36,789	63,724
Foreign Taxes Paid	136,867	139,092	112,241
Australia	49,874	33,749	31,473
Canada	33,858	44,340	35,181
United Kingdom	22,618	15,489	17,347
Other Foreign Jurisdictions	30,517	45,514	28,240
Total Income Taxes Paid (Net of Refunds Received)	$221,063	$264,625	$366,270
We account for Global Intangible Low Taxed income in the year the tax is incurred as a period cost.
We, or one of our subsidiaries, file income tax returns in the U.S., various states, and foreign jurisdictions. With few exceptions, we are no longer subject to federal, state and local tax examinations by tax authorities for years before 2021 or subject to foreign income tax examinations for years ended prior to 2013. We are currently under Federal income tax audit for 2022 and 2023 as well as audits in some of our state and foreign jurisdictions. Some audits may conclude in the next 12 months and the unrecognized tax benefits recognized in relation to the audits may differ from actual settlement amounts. It is not possible to estimate the effect, if any, of the amount of such change during the next 12 months to previously recognized uncertain tax positions in connection with the audits; however, we do not anticipate that total unrecognized tax benefits will significantly change in the next 12 months.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)	2025	2024	2023
Balance at beginning of year	$36,190	$20,527	$19,621
Additions based on tax positions related to the current year	19,369	15,493	2,584
Additions for tax positions of prior years	9,957	3,462	1,752
Reductions for tax positions for prior years	(327)	(542)	(70)
Reduction for lapse in statute of limitations	(1,244)	(2,203)	(2,713)
Settlements	(8,423)	(547)	(647)
Balance at end of year	$55,522	$36,190	$20,527
The amount of gross unrecognized tax benefits, including interest and penalties, as of December 31, 2025 and 2024 was approximately $57 million and $37 million, respectively, of which approximately $45 million and $35 million, respectively, if recognized, would affect the effective tax rate.
During the tax years ended December 31, 2025, 2024 and 2023, we paid, received refunds, or accrued insignificant interest and penalties. We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.
As of December 31, 2025, we estimate that we have an outside basis difference in certain foreign subsidiaries of approximately $1.5 billion, which includes the cumulative undistributed earnings from our foreign subsidiaries. We continue to be indefinitely reinvested in this outside basis difference. Determining the amount of net unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practicable. This is due to the complexities associated with the calculation to determine residual taxes on the undistributed earnings, including the availability of foreign tax credits, applicability of any additional local withholding tax and other indirect tax consequences that may arise due to the distribution of these earnings.

In 2025, we entered into a limited partnership agreement to become a limited partner in an approved qualified renewable energy project. We have elected for the application of the proportional amortization method (“PAM”) in this qualified investment, under which, the equity investment is amortized as a component of tax expense in proportion to the allocation of tax benefits from income tax credits and net operating losses. During 2025, $51 million of tax benefits, offset by $47 million of equity investment amortization, are included in tax expense. As of December 31, 2025, the carrying value of the equity investment is $7 million recorded in prepaid expenses and other current assets. In addition, a $43 million initial commitment remains payable in other current liabilities on the Company's consolidated balance sheets with anticipated settlement in 2026. There was no equity investment impairment during the year ended December 31, 2025.

15. Guarantees
We guarantee the borrowings of certain independently controlled automotive parts stores and businesses (“independents”). Presently, the independents are generally consolidated by unaffiliated enterprises that have controlling financial interests through ownership of a majority voting interest in the independents. We have no voting interest or equity conversion rights in any of the independents. We do not control the independents but receive a fee for the guarantees. We have concluded that the independents are variable interest entities, but that we are not the primary beneficiary. Specifically, the equity holders of the independents have the power to direct the activities that most significantly impact the entities’ economic performance including, but not limited to, decisions about hiring and terminating personnel, local marketing and promotional initiatives, pricing and selling activities, credit decisions, monitoring and maintaining appropriate inventories, and store hours. Our maximum exposure to loss as a result of our involvement with these independents is generally equal to the total borrowings subject to our guarantees. While such borrowings of the independents are outstanding, we are required to maintain compliance with certain covenants. At December 31, 2025, we were in compliance with all such covenants.
At December 31, 2025, the total borrowings of the independents subject to guarantee by us were approximately $530 million. These loans generally mature over periods from one to six years. We regularly monitor the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents that participate in the guarantee programs. In the event that we are required to make payments in connection with these guarantees, we would obtain and liquidate certain collateral pledged by the independents (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. We recognize a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, we have had no significant losses in connection with guarantees of independents’ borrowings and the current expected credit loss reserve is not material. As of December 31, 2025, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
We have recognized certain assets and liabilities amounting to $32 million and $41 million for the guarantees related to the independents’ borrowings at December 31, 2025 and 2024, respectively. These assets and liabilities are included in other assets and other long-term liabilities in the consolidated balance sheets. The liabilities relate to our noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from our current expected credit loss reserve.
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
We regularly conduct a comprehensive legal review of our asbestos liability. We review recent and historical claims data, including, (i) the number of pending claims filed, (ii) the nature and mix of those claims (e.g., disease type, plaintiff type, geography), (iii) the costs to resolve pending claims, and (iv) trends in filing rates and in costs to resolve claims (collectively, the “Claims Data”). We also consider the known latency periods for common asbestos diseases when projecting future filing trends and claims. We provide the Claims Data to a third-party actuarial specialist with expertise in determining the impact of Claim Data on future filing trends and costs. The actuarial specialist assists us in estimating the number of future claims and costs to resolve pending and future claims. We use this analysis to develop our estimate of probable liability on a discounted basis, using risk-free interest rates derived from market data about monetary assets with maturities comparable to those of the projected liability.
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
As a result of our comprehensive legal review, including our evaluation of recent claim activity trends and our updated actuarial analysis, we increased the liability by $107 million in 2025. This change in estimate resulted from new information related to our estimated number of future claims, the estimated cost of resolving claims, as well as the impacts of discount rate changes. We have 3,274 pending asbestos lawsuits as of December 31, 2025. The amount accrued for pending and future claims was $317 million as of December 31, 2025, which represented our best estimate of the liability within our calculated range of $258 million to $397 million, discounted using a discount rate of 4.18%. The amount accrued for pending and future claims was $256 million as of December 31, 2024, which represented our best estimate of the liability within our calculated range of $219 million to $313 million, discounted using a discount rate of 4.58%. Our undiscounted product liability was $398 million and $336 million as of December 31, 2025 and December 31, 2024, respectively.
We hold insurance policies that cover some asbestos settlements and defense costs. Annually, we conduct an insurance exhaustion study to model expected recoveries for pending and future claims, and we adjust the insurance receivable balance to reflect the present value of these recoveries. Our receivable for estimated insurance recoveries related to pending and future claims was $38 million and $44 million as of December 31, 2025 and December 31, 2024, respectively.
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
We incurred $254 million and $221 million in restructuring and other costs for the year ended December 31, 2025 and December 31, 2024, respectively. The table below summarizes the activity related to the global restructuring initiative.

(in thousands)	Severance and other employee costs	Other restructuring costs (1)	Total
Liability as of January 1, 2024	$—	$—	$—
Restructuring and other costs	90,851	122,669	213,520
Cash payments	(69,739)	(100,433)	(170,172)
Non-cash charges	3,198	(21,311)	(18,113)
Translation	(480)	1	(479)
Liability as of December 31, 2024	$23,830	$926	$24,756
Restructuring and other costs	54,543	199,418	253,961
Cash payments	(61,995)	(173,809)	(235,804)
Non-cash charges	—	(25,867)	(25,867)
Translation	1,610	41	1,651
Liability as of December 31, 2025	$17,988	$709	$18,697
(1)Amount reflects professional fees, accelerated rent, facility closure costs, moving expenses and asset         impairment costs that are attributable to our restructuring. The 2024 amount excludes a $7 million non-cash charge reflected in cost of goods sold for inventory liquidated rather than moved during facility consolidation in connection with the restructuring.

In light of evolving business and market conditions, we are expanding our restructuring initiatives and now expect to incur an additional $235 million to $260 million of costs in 2026 as we complete this initiative. In total, we expect to incur costs of between $710 million and $735 million related to our global restructuring initiative in 2024 - 2026.
The estimated charges that we expect to incur are subject to a number of assumptions, and actual amounts may differ materially from such estimates. We may also incur additional charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of these initiatives.
18. Subsequent Events
A/R Sales Agreement
On January 2, 2026, GPC amended its A/R Sales Agreement to increase the facility capacity from $1 billion to $1.25 billion and extended the agreement's maturity through January 8, 2027.
Proposed Separation of Automotive and Industrial Businesses
On February 17, 2026, we announced our intention to separate the Company into two independent, publicly traded companies: Global Automotive and Global Industrial. The separation is targeted for completion in the first quarter of 2027, subject to certain customary and regulatory conditions. Refer to the Summary of Significant Accounting Policies footnote for more information.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES.
Management’s conclusion regarding the effectiveness of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective, as of December 31, 2025, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in “Internal Control-Integrated Framework.” Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2025. Ernst & Young LLP's report on our internal control over financial reporting is set forth below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genuine Parts Company

Opinion on Internal Control Over Financial Reporting

We have audited Genuine Parts Company and Subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Genuine Parts Company and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025, and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 20, 2026, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
February 20, 2026

ITEM 9B.    OTHER INFORMATION.
During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”.
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
William P. Stengel, II, age 48, was appointed President and Chief Executive Officer of the company on June 3, 2024. On January 15, 2026, Mr. Stengel was appointed as Chair-Elect of the Board, effective as of the 2026 annual meeting of shareholders. Mr. Stengel previously served as President and Chief Operating Officer of the company from January 2023, President of the company from January 2021 and Executive Vice President and Chief Transformation Officer of the company from November 2019. Previously, Mr. Stengel worked for HD Supply, an Atlanta-based industrial distributor, where he served as President and Chief Executive Officer of HD Supply Facilities Maintenance, from June of 2017 to October of 2018. Prior to his role as President/CEO, he served as Chief Operating Officer for HD Supply Facilities Maintenance from September of 2016 to May of 2017 and prior to that role, he served as Chief Commercial Officer of HD Supply Facilities Maintenance from January of 2016 to September of 2016. Mr. Stengel served as Senior Vice President, Strategic Business Development and Investor Relations of HD Supply from June of 2013 to January of 2016. Prior to HD Supply, Mr. Stengel worked in the Strategic Business Development group at The Home Depot as well as at Bank of America and Stonebridge Associates in various investment banking roles.
Bert Nappier, age 51, was appointed Executive Vice President and Chief Financial Officer on May 2, 2022. Mr. Nappier served as Executive Vice President, Finance and Treasurer at FedEx Corporation (“FedEx”) from June 2020 to January 2022, where he led teams responsible for corporate finance, cash management, global tax planning and strategy, risk management and corporate development. Prior to that date, Mr. Nappier served in various other roles at FedEx, including as President, FedEx Express Europe and Chief Executive Officer, TNT Express, Senior Vice President, International Chief Financial Officer and Staff Vice President, Staff Vice President and Corporate Controller. Before joining FedEx in 2005, Mr. Nappier served as Director of SEC Reporting and Accounting for Wright Medical Technology, Inc. and an Audit Manager at Ernst & Young LLP.
Jenn Hulett, age 46, was appointed Executive Vice President, Chief People Officer in August 2024. Ms. Hulett most recently served as Executive Vice President and Chief Human Resources Officer for Dollar Tree, Inc. from 2022 through 2024, where she oversaw all aspects of human resources, as well as internal and external communications, community engagement and diversity, equity and inclusion initiatives. Prior to Dollar Tree, Ms. Hulett served as Executive Vice President and Chief Human Resources Officer at Core-Mark from 2020 through 2022 and, prior to 2020, she held various HR roles at Ericsson and General Electric.
Alain Masse, age 57, was appointed President, North America Automotive on August 1, 2025. Mr. Masse joined GPC in 2011 as Executive Vice President, Heavy Vehicle Parts Division at UAP, Inc. in Canada and was promoted two years later to Executive Vice President, NAPA. In 2015, he was named President of UAP. With over 14 years of progressive experience at GPC, Mr. Masse is a highly motivated leader with a deep understanding of the automotive aftermarket industry and NAPA business model.
James F. Howe, age 55, was appointed as the President of Motion, the company's Industrial business, effective April 1, 2024. Mr. Howe most recently served as Motion's Executive Vice President and Chief Commercial and Technology Officer, – with oversight over eCommerce, IT, Sales Excellence, Corporate Accounts, Strategic Pricing and Human Resources from 2022 to 2024. Mr. Howe played a pivotal role in shaping the corporate trajectory of Motion. He has more than 30 years of experience in the industrial parts distribution market. Mr. Howe has held numerous other management roles since he joined Motion in 1993.
Naveen Krishna, age 58, was appointed Executive Vice President, and Chief Information and Digital Officer on June 21, 2021. Prior to that date, Mr. Krishna served as Executive Vice President and Chief Technology and Information Officer at Macy's, Inc. Prior to Macy's, Mr. Krishna was Vice President of Technology for The Home Depot, Inc. where he was responsible for all digital platforms, user experience design, marketing technologies and customer care. Previously, he held a variety of roles with Target Corporation, FedEx Office and Print Services, Inc. and Federal Express Corporation and spent a number of years leading technology consulting engagements with Deloitte & Touche LLP.
Christopher T. Galla, age 51, was appointed Senior Vice President, General Counsel and Corporate Secretary on February 13, 2024. Prior to that, Mr. Galla served as Senior Vice President and General Counsel from 2022 to 2024, Vice President and General Counsel from 2020 to 2022, Vice President and Assistant General Counsel from

2015 to 2020, and various other legal roles since he joined the Company in 2005. Mr. Galla spent six years in private practice before joining the Company.
Further information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference. We have adopted a Code of Conduct, which is available on the “Investor Relations” section of our website. Any amendments to, or waivers of, the Code of Conduct will be disclosed on our website promptly following the date of such amendment or waiver.
ITEM 11.    EXECUTIVE COMPENSATION.
Information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Certain information required by this item will be set forth below. Additional information required by this item is set forth in the Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table gives information as of December 31, 2025 about the common stock that may be issued under all of the company’s existing equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders:	1,187,992	(2)	$95.31	(4)	5,569,501	(5)
Equity Compensation Plans Not Approved by Shareholders:	54,462	(3)	n/a		841,768
Total	1,242,454		—		6,411,269
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
(2)Genuine Parts Company 2015 Incentive Plan, as amended.
(3)Genuine Parts Company Directors' Deferred Compensation Plan, as amended.
(4)The weighted average exercise price of outstanding options, warrants and rights is calculated based solely on the exercise price of outstanding options and does not take into account outstanding restricted stock units, which have no exercise price.
(5)All of these shares are available for issuance pursuant to grants of full-value stock awards.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

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
Report of independent registered public accounting firm on the financial statements
Consolidated balance sheets — December 31, 2025 and 2024
Consolidated statements of income — Years ended December 31, 2025, 2024 and 2023
Consolidated statements of comprehensive income — Years ended December 31, 2025, 2024 and 2023
Consolidated statements of equity — Years ended December 31, 2025, 2024 and 2023
Consolidated statements of cash flows — Years ended December 31, 2025, 2024 and 2023
Notes to consolidated financial statements — December 31, 2025
(2) Financial Statement Schedules
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

Exhibit Number	Description

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, as amended April 23, 2007. (Incorporated herein by reference from the company’s current report on Form 8-K, dated April 23, 2007.)

Exhibit 3.2	By-Laws of the company, as amended and restated November 19, 2018. (Incorporated herein by reference from the company’s current report on Form 8-K, dated November 19, 2018.)

Exhibit 4.1	Description of Genuine Parts Company common stock (Incorporated herein by reference)

Exhibit 4.2	Specimen Common Stock Certificate. (Incorporated herein by reference from the company’s Registration Statement on Form S-1, Registration No. 33-63874.)

Exhibit 4.3	Indenture, dated October 29, 2020, between the company and U.S. Bank National Association (Incorporated herein by reference from the company’s current report on Form 8-K, dated October 27, 2020)

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

Exhibit 4.7	Form of 2.750% Senior Notes due 2032 (included in Exhibit 4.6)
Exhibit 4.8
Officer’s Certificate, dated November 1, 2023, pursuant to Sections 3.01 and 3.03 of the Indenture, dated October 29, 2020, setting forth the terms of the 6.500% Senior Notes due 2028 and 6.875% Senior Notes due 2033 (incorporated herein by reference from the company’s current report on Form 8-K dated November 1, 2023)

Exhibit 4.9	Form of 6.500% Senior Notes due 2028 (included in Exhibit 4.9)

Exhibit 4.10	Form of 6.875% Senior Notes due 2033 (included in Exhibit 4.9)

Exhibit 4.11
Officer’s Certificate, dated August 9, 2024, pursuant to Sections 3.01 and 3.03 of the Indenture, dated October 29, 2020, setting forth the terms of the 4.950% Senior Notes due 2029 (Incorporated herein by reference from the company’s current report on Form 8-K dated August 9, 2024)

Exhibit 4.12	Form of 4.950% Senior Notes due 2029 (included in Exhibit 4.12)

Exhibit 10.1*	The Genuine Parts Company Tax-Deferred Savings Plan, effective January 1, 1993. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 3, 1995.)

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

Exhibit 10.22*	Genuine Parts Company 2015 Incentive Plan, effective November 17, 2014. (Incorporated herein by reference from the company’s current report on Form 8-K, dated April 28, 2015.)

Exhibit 10.23*	Amendment to the Genuine Parts Company 2015 Incentive Plan, effective April 29, 2024 (Incorporated herein by reference from the company’s definitive proxy statement, dated March 1, 2024.)

Exhibit 10.24*	Genuine Parts Company Performance Restricted Stock Unit Award Agreement. (Incorporated herein by reference from the company’s quarterly report on Form 10-Q, dated May 7, 2014.)

Exhibit 10.25*	Genuine Parts Company Stock Appreciation Rights Agreement. (Incorporated herein by reference from the company’s Annual Report on Form 10-K, dated February 26, 2013.)

Exhibit 10.26*	Form of Executive Officer Change in Control Agreement. (Incorporated herein by reference from the company's Annual Report on Form 10-K, dated February 26, 2015.)

Exhibit 10.27*	Form of Severance Agreement (Incorporated by reference from Exhibit 10.3 to the company’s current report on Form 8-K dated September 4, 2025.)
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

Exhibit 10.30
Second Amendment, dated as of May 1, 2020, to Genuine Parts Company Note Purchase Agreement dated as of October 30, 2017 by and among Genuine Parts Company and each holder of Original Notes party thereto. (Incorporated herein by reference to the company’s quarterly report on Form 10-Q dated July 30, 2020).

Exhibit 10.31*	Genuine Parts Company Form of Restricted Stock Unit Award Certificate. (Incorporated herein by reference from the company's Annual Report on Form 10-K, dated February 25, 2019.)

Exhibit 10.32*	Genuine Parts Company Form of Performance Restricted Stock Unit Award Certificate. (Incorporated herein by reference from the company's Annual Report on Form 10-K, dated February 25, 2019.)

Exhibit 10.33	Form of Award Certificate (Incorporated by reference from Exhibit 10.2 to the company’s current report on Form 8-K dated September 4, 2025.)
Exhibit 10.34*	Description of Director Compensation (Incorporated herein by reference from the company's quarterly report on Form 10-Q, dated July 22, 2021).

Exhibit 10.35*
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

Exhibit 10.36
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

Exhibit 10.37*	Offer Letter, dated January 21, 2022 (incorporated herein by reference from Exhibit 10.1 to the company’s current report on Form 8-K dated January 25, 2022)

Exhibit 10.38*	Masse Offer Letter, effective as of June 9, 2025 (Incorporated by reference from Exhibit 10.1 to the company’s current report on Form 8-K dated June 9, 2025.)
Exhibit 10.39
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

Exhibit 10.40	Amendment No. 5 to the Syndicated Facility Agreement, dated as of March 20, 2025 (Incorporated by reference from Exhibit 10.1 to the company’s current report on Form 8-K dated March 21, 2025.)

Exhibit 10.41
Cooperation Agreement, dated September 4, 2025, by and among Genuine Parts Company, Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P. (Incorporated by reference from Exhibit 10.1 to the company’s current report on Form 8-K dated September 4, 2025.)

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

Exhibit 97	Genuine Parts Company Dodd-Frank Clawback Policy (Incorporated herein by reference from Exhibit 10.35 to the company’s annual report on Form 10-K dated February 22, 2024.)
Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL

*	Indicates management contracts and compensatory plans and arrangements.
#	Furnished, not filed.

ITEM 16.    FORM 10-K SUMMARY.
Not applicable.

SIGNATURES.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: February 20, 2026	/s/ William P. Stengel, II
William P. Stengel, II
Chair-Elect & Chief Executive Officer

Date: February 20, 2026	/s/ Bert Nappier
Bert Nappier
Executive Vice President & Chief Financial Officer (Duly Authorized Officer & Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William P. Stengel, II	2/10/2026	/s/ Bert Nappier	2/10/2026
William P. Stengel, II	(Date)	Bert Nappier	(Date)
Chair-Elect and Chief Executive Officer		Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

/s/ Paul D. Donahue	2/10/2026	/s/ Matt Carey	2/10/2026
Paul D. Donahue	(Date)	Matt Carey	(Date)
Director Non-Executive Chairman		Director

/s/ Court Carruthers	2/10/2026	/s/ Richard Cox, Jr.	2/10/2026
Court Carruthers	(Date)	Richard Cox, Jr.	(Date)
Director		Director

/s/ P. Russell Hardin	2/10/2026	/s/ Donna W. Hyland	2/10/2026
P. Russell Hardin	(Date)	Donna W. Hyland
Director		Director

/s/ Jean-Jacques Lafont	2/10/2026	/s/ Juliette W. Pryor	2/10/2026
Jean-Jacques Lafont	(Date)	Juliette W. Pryor	(Date)
Director		Director

/s/ Darren Rebelez	2/10/2026	/s/ Laurie Schupmann	2/10/2026
Darren Rebelez	(Date)	Laurie Schupmann	(Date)
Director		Director

/s/ Charles K. Stevens, III	2/10/2026
Charles K. Stevens, III	(Date)
Director