Form 10-Q
period 2026-03-31
GENUINE PARTS CO
filed 2026-04-21
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 137,624,545 shares of common stock outstanding as of April 17, 2026.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$500,023	$477,179
Trade accounts receivable, less allowance for doubtful accounts (2026 – $80,950; 2025 – $85,537)	2,533,850	2,370,939
Merchandise inventories, net	6,127,233	6,071,996
Prepaid expenses and other current assets	1,723,404	1,644,620
Total current assets	10,884,510	10,564,734
Goodwill	3,181,594	3,188,815
Other intangible assets, less accumulated amortization	1,806,123	1,855,714
Property, plant and equipment, less accumulated depreciation (2026 – $2,200,146; 2025 – $2,137,108)	2,142,689	2,172,140
Operating lease assets	2,069,896	2,084,487
Other assets	891,765	929,650
Total assets	$20,976,577	$20,795,540

Liabilities and equity
Current liabilities:
Trade accounts payable	$6,177,867	$6,051,882
Short-term borrowings	1,160,797	943,540
Current portion of long-term debt	356,222	353,788
Dividends payable	147,820	143,291
Other current liabilities	2,113,831	2,295,204
Total current liabilities	9,956,537	9,787,705
Long-term debt	3,478,884	3,498,423
Operating lease liabilities	1,717,913	1,739,478
Pension and other post–retirement benefit liabilities	219,504	219,270
Deferred tax liabilities	374,234	385,948
Other long-term liabilities	737,288	724,353
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2026 – 137,624,545 shares; 2025 – 137,617,832 shares	137,625	137,618
Additional paid-in capital	240,228	228,370
Accumulated other comprehensive loss	(513,465)	(511,766)
Retained earnings	4,611,029	4,568,769
Total parent equity	4,475,417	4,422,991
Noncontrolling interests in subsidiaries	16,800	17,372
Total equity	4,492,217	4,440,363
Total liabilities and equity	$20,976,577	$20,795,540
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Net sales	$6,264,940	$5,866,069
Cost of goods sold	3,925,976	3,692,385
Gross profit	2,338,964	2,173,684
Operating expenses:
Selling, administrative and other expenses	1,856,830	1,709,679
Depreciation and amortization	131,028	115,435
Provision for doubtful accounts	7,103	5,855
Restructuring and other costs	57,732	54,770
Total operating expenses	2,052,693	1,885,739
Non-operating expenses (income):
Interest expense, net	43,953	37,216
Other	(3,075)	(908)
Total non-operating expenses	40,878	36,308
Income before income taxes	245,393	251,637
Income taxes	56,858	57,245
Net income	$188,535	$194,392
Basic earnings per share	$1.37	$1.40
Diluted earnings per share	$1.37	$1.40
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$188,535	$194,392
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments, net of income taxes in 2026 — $15,027; 2025 — $16,766	678	49,329
Pension and postretirement benefit adjustments, net of income taxes in 2026 — $60; 2025 — $1,327	(2,377)	3,684
Other comprehensive income (loss), net of income taxes	(1,699)	53,013
Comprehensive income	$186,836	$247,405
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2026
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2026	137,617,832	$137,618	$228,370	$(511,766)	$4,568,769	$4,422,991	$17,372	$4,440,363
Net income	—	—	—	—	188,535	188,535	—	188,535
Other comprehensive loss, net of tax	—	—	—	(1,699)	—	(1,699)	—	(1,699)
Cash dividend declared, $1.0625 per share	—	—	—	—	(146,275)	(146,275)	—	(146,275)
Shares issued from employee incentive plans	6,713	7	(310)	—	—	(303)	—	(303)
Share-based compensation	—	—	12,168	—	—	12,168	—	12,168
Noncontrolling interest activities	—	—	—	—	—	—	(572)	(572)
March 31, 2026	137,624,545	$137,625	$240,228	$(513,465)	$4,611,029	$4,475,417	$16,800	$4,492,217

	Three Months Ended March 31, 2025
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2025	138,779,664	$138,780	$196,532	$(1,261,743)	$5,263,838	$4,337,407	$14,444	$4,351,851
Net income	—	—	—	—	194,392	194,392	—	194,392
Other comprehensive income, net of tax	—	—	—	53,013	—	53,013	—	53,013
Cash dividend declared, $1.0300 per share	—	—	—	—	(142,951)	(142,951)	—	(142,951)
Shares issued from employee incentive plans	9,315	9	(511)	—	—	(502)	—	(502)
Share-based compensation	—	—	8,574	—	—	8,574	—	8,574
Noncontrolling interest activities	—	—	—	—	—	—	186	186
March 31, 2025	138,788,979	$138,789	$204,595	$(1,208,730)	$5,315,279	$4,449,933	$14,630	$4,464,563
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating activities:
Net income	$188,535	$194,392
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	131,028	115,435
Share-based compensation	12,168	8,574
Excess tax benefits from share-based compensation	(46)	(182)
Other operating activities, including changes in operating assets and liabilities	(267,769)	(359,046)
Net cash provided by (used in) operating activities	63,916	(40,827)
Investing activities:
Purchases of property, plant and equipment	(97,552)	(119,840)
Proceeds from sale of property, plant and equipment	14,592	15,814
Acquisitions of businesses	(13,797)	(74,127)
Proceeds from divestitures of businesses	6,282	—
Other investing activities	(2,435)	23,335
Net cash used in investing activities	(92,910)	(154,818)
Financing activities:
Proceeds from debt	254,755	20,011
Payments on debt	(300,258)	(522,352)
Net proceeds of commercial paper	263,541	772,108
Shares issued from employee incentive plans	(304)	(502)
Dividends paid	(141,746)	(134,355)
Other financing activities	(19,275)	(6,168)
Net cash provided by financing activities	56,713	128,742
Effect of exchange rate changes on cash and cash equivalents	(4,875)	7,359
Net increase (decrease) in cash and cash equivalents	22,844	(59,544)
Cash and cash equivalents at beginning of period	477,179	479,991
Cash and cash equivalents at end of period	$500,023	$420,447
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.General
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K of Genuine Parts Company (the “Company,” “we,” “our,” “us,” or “its”) for the year ended December 31, 2025. Accordingly, the unaudited Condensed Consolidated Financial Statements and related disclosures herein should be read in conjunction with our 2025 Annual Report on Form 10-K.
On February 17, 2026, we announced our intention to separate the Company into two independent, publicly traded companies: Global Automotive and Global Industrial. Global Automotive would include our North America Automotive and International Automotive segments, and Global Industrial would include our Industrial segment. The transaction is intended to qualify as a tax-free transaction for U.S. federal income tax purposes for the Company’s shareholders. The separation is targeted for completion in the first quarter of 2027, subject to certain customary and regulatory conditions. There can be no assurance that any separation transaction will ultimately occur or, if one does occur, of its terms or timing. Our Condensed Consolidated Financial Statements and related footnotes do not reflect the proposed separation.
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
In the opinion of management, all adjustments necessary for a fair presentation of our financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results for the year ended December 31, 2026. We have evaluated subsequent events through the date the unaudited Condensed Consolidated Financial Statements covered by this quarterly report were issued.
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
Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update provides revised guidance aimed at refining the accounting for costs related to internal-use software. The update removes the concept of distinct project phases and requires that capitalization of software costs begins once (1) management authorizes and commits to funding a computer software project, and (2) it is likely the project will be completed, and the software will be used to perform the function as intended. When assessing whether completion is probable, entities must carefully consider any substantial uncertainties in development. In addition, the guidance specifies that the property, plant, and equipment disclosure requirements apply to capitalized software costs. The new standard will take effect in the first quarter of 2028, though early adoption is permitted at the start of any annual reporting period. Entities may adopt the guidance using prospective application, retrospective application, or a modified transition approach. We are currently evaluating the impact of adopting this standard on our financial statements and disclosures.
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
Prepaid Expenses and Other Current Assets
The following table provides a detail of prepaid expenses and other current assets reported within the Condensed Consolidated Balance Sheets as of:

(in thousands)	March 31, 2026	December 31, 2025
Prepaid expenses	$241,851	$150,014
Consideration receivable from vendors	844,408	907,321
Other current assets	637,145	587,285
Total prepaid expenses and other current assets	$1,723,404	$1,644,620
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
The following table summarizes the classification and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships (in thousands):

		March 31, 2026		December 31, 2025
Instrument	Balance Sheet Location	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$791,831	$15,387	$245,960	$7,146
Forward contracts	Other current liabilities	$1,087,525	$25,696	$1,633,396	$66,516
Foreign currency debt	Long-term debt	€475,000	$544,445	€475,000	$558,030

The tables below presents pre-tax gains and losses related to net investment hedges:

	Gain (Loss) Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2026	2025	2026	2025
Three Months Ended March 31,
Net investment hedges:
Forward contracts	$43,122	$(43,081)	$5,939	$5,759
Foreign currency debt	13,585	(20,188)	—	—
Total	$56,707	$(63,269)	$5,939	$5,759
Fair Value of Financial Instruments
As of March 31, 2026 and December 31, 2025, the fair value of our senior unsecured notes was approximately $3.7 billion and $3.8 billion, respectively, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.
Following the December 2025 settlement of our U.S. pension plan, we hold a short-term bond fund that is designated to fund future contributions to our U.S. defined contribution plan. The bond fund is classified as a noncurrent available-for-sale ("AFS") debt security within other assets in the Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, the fair value of the AFS debt security was $244 million and $243 million, respectively. The difference between fair value and amortized cost at each date is immaterial.
Guarantees
We guarantee the borrowings of certain independently controlled automotive parts stores and businesses (“independents”). While such borrowings of the independents are outstanding, we are required to maintain compliance with certain covenants. As of March 31, 2026, we were in compliance with all such covenants.
As of March 31, 2026, the total borrowings of the independents subject to guarantee by us were approximately $519 million. These loans generally mature over periods from one to six years. We regularly monitor the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents that participate in the guarantee programs. In the event that we are required to make payments in connection with these guarantees, we would obtain and liquidate certain collateral pledged by the independents (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. We recognize a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, we have not had significant losses in connection with guarantees of independents’ borrowings and the current expected credit loss reserve is not material. As of March 31, 2026, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
As of March 31, 2026, we have recognized $32 million of certain assets and liabilities for the guarantees related to the independents’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the Condensed Consolidated Balance Sheets. The liabilities relate to our noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from our current expected credit loss reserve.
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
All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our Condensed Consolidated Statement of Cash Flows. As of March 31, 2026 and December 31, 2025, the outstanding payment obligations to the financial institutions were $3.2 billion and $3.1 billion, respectively. The amount settled through the SCF program was $1.0 billion and $1.1 billion for the three months ended March 31, 2026 and March 31, 2025, respectively.

(in thousands)	March 31, 2026
Obligations outstanding at the beginning of the period	$3,142,713
Invoices confirmed during the year	1,028,046
Confirmed invoices paid during the year	(993,415)
Confirmed obligations outstanding at the end of the period	$3,177,344
Earnings Per Share
We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Certain outstanding stock awards are not included in the diluted earnings per share calculation because their inclusion would have been anti-dilutive. Antidilutive common stock equivalents excluded from the diluted earnings per share calculation are not material.
The following table summarizes basic and diluted shares outstanding:

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Net income	$188,535	$194,392

Weighted average common shares outstanding	137,622	138,783
Dilutive effect of stock awards	408	417
Weighted average common shares outstanding – assuming dilution	138,030	139,200
Basic earnings per share	$1.37	$1.40
Diluted earnings per share	$1.37	$1.40

2. Segment Information
North America Automotive Segment
The following table presents a summary of our reportable North America automotive segment financial information:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net sales	$2,363,032	$2,264,781
Cost of goods sold	1,454,347	1,396,617
Gross profit	908,685	868,164
Operating expenses	752,480	721,169
EBITDA	$156,205	$146,995

Gross margin (1)	38.5%	38.3%
Operating expenses as a percentage of net sales	31.8%	31.8%
EBITDA margin (2)	6.6%	6.5%
International Automotive Segment
The following table presents a summary of our reportable international automotive segment financial information:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net sales	$1,585,516	$1,400,107
Cost of goods sold	866,327	760,207
Gross profit	719,189	639,900
Operating expenses	574,344	501,388
EBITDA	$144,845	$138,512

Gross margin (1)	45.4%	45.7%
Operating expenses as a percentage of net sales	36.2%	35.8%
EBITDA margin (2)	9.1%	9.9%
Industrial Segment
The following table presents a summary of our reportable industrial segment financial information:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net sales	$2,316,392	$2,201,181
Cost of goods sold	1,605,334	1,535,594
Gross profit	711,058	665,587
Operating expenses	396,938	386,876
EBITDA	$314,120	$278,711

Gross margin (1)	30.7%	30.2%
Operating expenses as a percentage of net sales	17.1%	17.6%
EBITDA margin (2)	13.6%	12.7%

(1)Gross margin is gross profit as a percentage of net sales.
(2)EBITDA margin is earnings before interest, taxes, depreciation and amortization ("EBITDA") as a percentage of net sales.
Additional Information
The following table presents a reconciliation from EBITDA to net income:

	Three Months Ended March 31,
(in thousands)	2026	2025
Segment EBITDA
North America Automotive	$156,205	$146,995
International Automotive	144,845	138,512
Industrial	314,120	278,711
Corporate EBITDA (1)	(119,525)	(91,125)
Interest expense, net	(43,953)	(37,216)
Depreciation and amortization	(131,028)	(115,435)
Other unallocated costs	(75,271)	(68,805)
Income before income taxes	245,393	251,637
Income taxes	(56,858)	(57,245)
Net Income	$188,535	$194,392
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
The following table presents a summary of the other unallocated costs:

	Three Months Ended March 31,
(in thousands)	2026	2025
Other unallocated costs:
Restructuring and other costs (2)	$(57,732)	$(54,770)
Separation costs (3)	(17,539)	—
Acquisition and integration related costs and other (4)	—	(14,035)
Total other unallocated costs	$(75,271)	$(68,805)
(2)Refer to the Restructuring and Other Costs Footnote in the Notes to Condensed Consolidated Financial Statements for more information.
(3)Adjustment primarily reflects legal and professional services and executive incentive plan costs related to the planned separation of our Global Automotive and Global Industrial businesses that was announced on February 17, 2026 and is targeted for completion in the first quarter of 2027.
(4)Adjustment primarily reflects lease and other exit costs related to the integration of acquired independent automotive stores.

The following table presents a summary of our reportable segment total assets, as well as Corporate and other unallocated reconciling items:

	Three Months Ended March 31,
(in thousands)	2026	2025
Assets:
North America Automotive	$6,654,273	$6,846,904
International Automotive	3,968,127	4,082,999
Industrial	2,810,722	3,133,547
Corporate (5)	2,555,738	927,640
Goodwill and other intangible assets	4,987,717	4,826,115
Total assets	$20,976,577	$19,817,205
Long-lived assets:
United States	$1,248,077	$1,182,474
Europe	410,707	388,071
Canada	225,332	190,168
Australasia	257,393	225,278
Mexico	1,180	816
Total long-lived assets	$2,142,689	$1,986,807
(5)Corporate is a reconciling category that includes our corporate offices, substantially all financing activities and any other items that are not allocated to the business segments.
The following table presents a summary of select financial information by reportable segment, as well as Corporate and other unallocated reconciling items:

	Three Months Ended March 31,
(in thousands)	2026	2025
Depreciation and amortization:
North America Automotive	$40,550	$32,281
International Automotive	30,573	27,822
Industrial	11,072	9,664
Corporate	9,033	8,797
Intangible asset amortization	39,800	36,871
Total depreciation and amortization	$131,028	$115,435

Capital expenditures:
North America Automotive	$12,803	$31,786
International Automotive	44,032	33,348
Industrial	12,072	15,166
Corporate	28,645	39,540
Total capital expenditures	$97,552	$119,840

Net sales:
United States	$4,014,203	$3,853,778
Europe	1,091,974	972,865
Canada	500,572	463,474
Australasia	628,483	552,354
Mexico	29,708	23,598
Total net sales	$6,264,940	$5,866,069

Net sales are disaggregated by geographical region for each of our reportable segments, as we deem this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended March 31,
(in thousands)	2026	2025
North America:
Automotive	$2,363,032	$2,264,781
Industrial	2,181,451	2,076,069
Total North America	$4,544,483	$4,340,850
Australasia:
Automotive	$493,542	$427,242
Industrial	134,941	125,112
Total Australasia	$628,483	$552,354
Europe – Automotive	$1,091,974	$972,865
Total net sales	$6,264,940	$5,866,069
3. Accounts Receivable Sales Agreement
Under our accounts receivable sales agreement (the "A/R Sales Agreement"), we continuously sell designated pools of receivables as they are originated by us and certain U.S. subsidiaries to a separate bankruptcy-remote special purpose entity (“SPE”). On January 2, 2026, we amended our A/R Sales Agreement to increase the facility capacity from $1 billion to $1.25 billion and extended the agreement's maturity through January 8, 2027. We received a benefit from cash from operations of approximately $250 million in the quarter ended March 31, 2026.
We continue to be involved with the receivables transferred by the SPE to the unaffiliated financial institutions by providing collection services. As cash is collected on sold receivables, the SPE continuously transfers ownership and control of new qualifying receivables to the unaffiliated financial institutions so that the total principal amount outstanding of receivables sold does not exceed $1.25 billion at any point in time (which is the maximum amount allowed under the A/R Sales Agreement).
The total principal amount outstanding of receivables sold is approximately $1.25 billion and $1.0 billion as of March 31, 2026 and December 31, 2025, respectively. The amount of receivables pledged as collateral as of March 31, 2026 and December 31, 2025 is approximately $1.5 billion and $1.5 billion, respectively.
The following table summarizes the activity and amounts outstanding under the A/R Sales Agreement as of:

	Three Months Ended March 31,
(in thousands)	2026	2025
Receivables sold to the financial institutions and derecognized	$2,231,061	$2,103,265
Cash collected on sold receivables	$1,981,071	$2,103,255
Continuous cash activity related to the A/R Sales Agreement is reflected in net cash provided by (used in) operating activities in the Condensed Consolidated Statements of Cash Flows. The SPE incurs fees due to the unaffiliated financial institutions related to the accounts receivable sales transactions. Those fees, which totaled $12 million and $13 million for the three months ended March 31, 2026 and 2025, respectively, are recorded within other non-operating expense (income) in the Condensed Consolidated Statements of Income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institutions any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of March 31, 2026 and December 31, 2025 is not material. The servicing liability related to our collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.

4. Debt
Unsecured Revolving Credit Facility
On October 30, 2020, we entered into a $1.5 billion Syndicated Facility Agreement (as amended, the "Unsecured Revolving Credit Facility"). On March 20, 2025, we amended the Unsecured Revolving Credit Facility to expand the borrowing capacity from $1.5 billion to $2.0 billion and extend the maturity date to March 20, 2030. We had $554 million outstanding borrowings under the Unsecured Revolving Credit Facility as of March 31, 2026 and $600 million outstanding as of December 31, 2025.
Commercial Paper Program
On November 29, 2023, we established a commercial paper program that allows us to issue unsecured commercial paper notes up to $1.5 billion outstanding. We amended our commercial paper program on March 27, 2025 to expand the maximum borrowing capacity from $1.5 billion to $2.0 billion. The maturities of the commercial paper notes vary but may not exceed 364 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and rank pari passu with unsecured and unsubordinated indebtedness. The notes are issued at par less a discount representing an interest factor or, if interest bearing, at par. We had $607 million outstanding under our commercial paper program as of March 31, 2026, presented in short-term borrowings on the Condensed Consolidated Balance Sheet, and $343 million outstanding borrowings as of December 31, 2025. The weighted average interest rate of our commercial paper outstanding as of March 31, 2026 was 4.39%.
Covenants
Certain borrowings require us to comply with a financial covenant with respect to a maximum debt to EBITDA ratio. At March 31, 2026, we were in compliance with all such covenants.
5. Acquisitions
We acquired several businesses for approximately $18 million and $152 million, which includes certain non-cash consideration and is net of cash acquired, during the three months ended March 31, 2026 and March 31, 2025, respectively. For each acquisition, we allocate the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. We recorded approximately $6 million of goodwill and other intangible assets associated with these acquisitions, primarily related to a U.S. acquisition in our industrial segment. Other intangible assets acquired of $2 million consisted of customer relationships with weighted average amortization lives of 20 years. The results of operations for acquired businesses are included in our Condensed Consolidated Statements of Income beginning on their respective acquisition dates.
6. Accumulated Other Comprehensive Loss
The following tables present the changes in AOCL by component for the three months ended March 31:

	Changes in Accumulated Other Comprehensive Loss by Component, Net of Income Taxes
(in thousands)	Pension and Other Post-Retirement Benefits	Foreign Currency Translation	Total
Beginning balance, January 1, 2026	$(39,893)	$(471,873)	$(511,766)
Other comprehensive income (loss) before reclassifications	(2,556)	678	(1,878)
Amounts reclassified from accumulated other comprehensive loss	179	—	179
Other comprehensive income (loss), net of income taxes	(2,377)	678	(1,699)
Ending balance, March 31, 2026	$(42,270)	$(471,195)	$(513,465)

	Changes in Accumulated Other Comprehensive Loss by Component, Net of Income Taxes
(in thousands)	Pension and Other Post-Retirement Benefits	Foreign Currency Translation	Total
Beginning balance, January 1, 2025	$(581,000)	$(680,743)	$(1,261,743)
Other comprehensive income (loss) before reclassifications	—	49,329	49,329
Amounts reclassified from accumulated other comprehensive loss	3,684	—	3,684
Other comprehensive income (loss), net of income taxes	3,684	49,329	53,013
Ending balance, March 31, 2025	$(577,316)	$(631,414)	$(1,208,730)
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
We have 3,407 pending asbestos lawsuits as of March 31, 2026. The amount accrued for pending and future claims was $309 million as of March 31, 2026, which represented our best estimate of the liability within our calculated range of $249 million to $385 million, discounted using a discount rate of 4.30%. The amount accrued for pending and future claims was $317 million as of December 31, 2025, which represented our best estimate of the liability within our calculated range of $258 million to $397 million, discounted using a discount rate of 4.18%. Our undiscounted product liability was $390 million and $398 million as of March 31, 2026 and December 31, 2025, respectively. There have been no significant developments to the information presented in our 2025 Annual Report on Form 10-K with respect to litigation or commitments and contingencies.

We hold insurance policies that cover some asbestos settlements and defense costs. Annually, we conduct an insurance exhaustion study to model expected recoveries for pending and future claims, and we adjust the insurance receivable balance to reflect the present value of these recoveries. Our receivable for estimated insurance recoveries related to pending and future claims was $36 million and $38 million as of March 31, 2026 and December 31, 2025, respectively.
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
Tariffs
On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act . The financial impact of this ruling is uncertain, as it is unclear to what extent duties will be refunded by the U.S. Customs and Border Protection ("CBP"), what processes will govern such refunds, or if we can collect related accounts receivable. We are working with the CBP and are continuing to evaluate the impact of these developments on our business and financial statements. Our exposure as the importer of record represents less than 0.5% of our total purchases. Accordingly, we have not recorded any adjustments to our financial statements related to potential refunds, as any such amounts would not be material and are not reasonably estimable at this time. We continue to take steps to manage tariff-related cost pressures; however, these actions may not fully offset increased costs in future periods.
8. Restructuring and Other Costs
In February 2024, we approved and initiated a global restructuring initiative designed to better align our assets and further improve the efficiency of the business. The initiative was approved and funded by our corporate office and therefore these costs are not allocated to our segments.
We incurred $58 million and $55 million in restructuring and other costs for the three months ended March 31, 2026 and March 31, 2025, respectively. The tables below summarize the activity related to the global restructuring initiative.

(in thousands)	Severance and other employee costs	Other restructuring costs (1)	Total
Liability as of January 1, 2026	$17,988	$709	$18,697
Restructuring and other costs	8,164	49,568	57,732
Cash payments	(6,739)	(40,346)	(47,085)
Non-cash charges	—	(9,362)	(9,362)
Translation	(262)	(1)	(263)
Liability as of March 31, 2026	$19,151	$568	$19,719
(1)Amount includes professional fees, accelerated rent, facility closure costs, moving expenses and asset impairment costs.

(in thousands)	Severance and other employee costs	Other restructuring costs (1)	Total
Liability as of January 1, 2025	$23,830	$926	$24,756
Restructuring and other costs	21,131	33,639	54,770
Cash payments	(16,270)	(29,054)	(45,324)
Non-cash charges	—	(4,760)	(4,760)
Translation	517	41	558
Liability as of March 31, 2025	$29,208	$792	$30,000

(1)Amount includes professional fees, accelerated rent, facility closure costs, moving expenses and asset impairment costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes contained herein and with the audited Consolidated Financial Statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results for the year ended December 31, 2026.
Forward-Looking Statements
Some statements in this report, as well as in other materials we file with the Securities and Exchange Commission (“SEC”), release to the public, or make available on our website, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in the future tense and all statements accompanied by words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “would,” “could,” “should,” “position,” “will,” “project,” “intend,” “plan,” “on track,” “anticipate,” “to come,” “may,” “possible,” “assume,” or similar expressions are intended to identify such forward-looking statements. These forward-looking statements include our view of business and economic trends for the remainder of the year and our expectations regarding our ability to capitalize on these business and economic trends and our ability to successfully execute our strategic priorities, including our anticipated separation of Global Automotive and Global Industrial into two independent, publicly traded companies. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking.
We caution you that all forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, changes in general economic conditions, including persistent inflation (including the direct and indirect impact of tariffs and retaliatory tariffs) or deflation, geopolitical uncertainty and unrest (including from the conflict in Iran) and declining consumer confidence; our ability to successfully implement the separation of Global Automotive and Global Industrial and achieve the anticipated benefits of such transaction; volatility in oil prices; significant costs, such as elevated fuel and freight expenses; our ability to maintain compliance with our debt covenants; our ability to successfully integrate acquired businesses into our operations and to realize the anticipated synergies and benefits; our ability to successfully implement our business initiatives in our three business segments; slowing demand for our products; the ability to maintain favorable supplier arrangements and relationships; changes in national and international legislation or government regulations or policies, including changes to global trade regulations, environmental and social policy, infrastructure programs and privacy legislation, and their impact to us, our suppliers and customers; changes in tax policies including those included in the One Big Beautiful Bill Act; volatile exchange rates; our ability to successfully attract and retain employees in the current labor market; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; failure or weakness in its disclosure controls and procedures and internal controls over financial reporting; the uncertainties and costs of litigation; public health emergencies, including the effects on the financial health of our business partners and customers, on supply chains and our suppliers, on vehicle miles driven as well as other metrics that affect our business, and on access to capital and liquidity provided by the financial and capital markets; disruptions caused by a failure or breach of our information systems; the success of our global restructuring efforts and the annualized cost savings arising therefrom, as well as other risks and uncertainties discussed in our 2025 Annual Report on Form 10-K and from time to time in our subsequent filings with the SEC.
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
For the three months ended March 31, 2026, we conducted business in North America, Europe and Australasia from more than 10,800 locations. Our Automotive businesses operated in the U.S., Canada, France, the U.K., Ireland, Germany, Poland, the Netherlands, Belgium, Spain, Portugal, Australia and New Zealand and accounted for 63% of total revenues for the three months ended March 31, 2026. Our Industrial business operated in the U.S.,

Canada, Mexico, Australia, New Zealand, Indonesia and Singapore and accounted for 37% of total revenues during this period.
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
Trends Affecting our Business
We are navigating through several external factors that create uncertainty and volatility in our operating results. These factors, and any changes to these factors, among others, could have a material adverse impact on customer behavior and our future operating results. For additional discussion regarding these external factors and other risks, refer to Risk Factors in Item 1A of Part 1 within our Annual Report on Form 10-K for the year ended December 31, 2025.
Tariffs and Other Trade Policy Matters
We continue to monitor the global trade environment, including the tariffs on merchandise inventories sourced directly or indirectly from several countries, such as China, Canada, and Mexico, and their impact on our operations. During the three months ended March 31, 2026, tariffs continued to drive higher prices to our customers and cost inflation that impacted our gross margin and SG&A expenses. We continue to manage these challenges through strategic pricing and sourcing initiatives, leveraging global supplier relationships and technology tools. We are closely monitoring the recent U.S. Supreme Court decision on February 20, 2026, invalidating certain tariffs imposed under the International Emergency Economic Powers Act. The ultimate impact of this ruling, including whether importers may be entitled to refunds or previously paid tariffs, remains uncertain and subject to further legal proceedings. Our exposure as the importer of record represents less than 0.5% of our total purchases. Accordingly, we have not recorded any adjustments to our financial statements related to potential refunds, as any such amounts would not be material and are not reasonably estimable at this time. We continue to take steps to manage tariff-related cost pressures; however, these actions may not fully offset increased costs in future periods.
Middle East Geopolitical Developments
We are closely monitoring ongoing geopolitical tensions in the Middle East, including the recent conflict involving the United States, Israel and Iran, and related regional instability. Although we have no operations in the Middle East, the ongoing geopolitical conflicts in the region could lead to significant disruption of fuel and energy supplies and increases in global fuel prices, which could heighten inflationary pressures, disrupt global supply chains and adversely impact consumer spending patterns. We will continue to evaluate and take actions to mitigate any potential impacts on our business, results of operations and financial condition. Although the long-term effects remains uncertain, these geopolitical conflicts did not have any material effects on our results of operations for the three months ended March 31, 2026.

Results of Operations
Our performance in the first quarter of 2026 reflects solid sales across our business segments and benefits from our global restructuring initiatives while navigating a challenging operating environment. Our first quarter net sales of $6.3 billion increased 6.8% year-over-year driven by comparable sales growth in our North America and Industrial segments, acquisitions and favorable impacts from foreign currency.
Gross margin continues to improve and increased 20 basis points year-over-year, driven by the continued execution of our strategic pricing and sourcing initiatives.
First quarter net income declined 3.0% year over year due to continued cost inflation in salaries and wages, rent, and freight. In addition we incurred certain nonrecurring costs related to the planned separation of our Global Automotive and Global Industrial businesses, increased restructuring and other costs, and higher depreciation and interest expenses from planned investments.
Our first quarter results of operations are summarized below for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026		2025
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$6,264,940	100.0%	$5,866,069	100.0%	$398,871	6.8%
Cost of goods sold	3,925,976	62.7%	3,692,385	62.9%	233,591	6.3%
Gross profit	2,338,964	37.3%	2,173,684	37.1%	165,280	7.6%
Operating expense:
Selling, administrative and other expenses	1,856,830	29.6%	1,709,679	29.1%	147,151	8.6%
Depreciation and amortization	131,028	2.1%	115,435	2.0%	15,593	13.5%
Provision for doubtful accounts	7,103	0.1%	5,855	0.1%	1,248	21.3%
Restructuring and other costs	57,732	0.9%	54,770	0.9%	2,962	5.4%
Total operating expense	2,052,693	32.8%	1,885,739	32.1%	166,954	8.9%
Non-operating (income) expense:
Interest expense, net	43,953	0.7%	37,216	0.6%	6,737	18.1%
Other	(3,075)	—%	(908)	—%	(2,167)	238.7%
Total non-operating (income) expense	40,878	0.7%	36,308	0.6%	4,570	12.6%
Income before income taxes	245,393	3.9%	251,637	4.3%	(6,244)	(2.5)%
Income taxes	56,858	0.9%	57,245	1.0%	(387)	(0.7)%
Net income	$188,535	3.0%	$194,392	3.3%	$(5,857)	(3.0)%

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025	$ Change	% Change
Diluted EPS	$1.37	$1.40	$(0.03)	(2.1)%
Adjusted diluted EPS	$1.77	$1.75	$0.02	1.1%
North America Automotive segment EBITDA	$156,205	$146,995	$9,210	6.3%
International segment EBITDA	$144,845	$138,512	$6,333	4.6%
Industrial segment EBITDA	$314,120	$278,711	$35,409	12.7%
Corporate EBITDA	$(119,525)	$(91,125)	$(28,400)	31.2%
Total adjusted EBITDA	$495,645	$473,093	$22,552	4.8%
North America Automotive segment EBITDA margin	6.6%	6.5%
International Automotive segment EBITDA margin	9.1%	9.9%
Industrial segment EBITDA margin	13.6%	12.7%
Corporate EBITDA margin	(1.9)%	(1.6)%
Total adjusted EBITDA margin	7.9%	8.1%
Net Sales
Net sales increased 6.8% in 2026 due to a 2.4% increase in comparable sales, a 3.1% benefit from favorable impact of foreign currency and other, and a 1.3% benefit from acquisitions. We estimate that comparable sales benefited from approximately 3.0% of price inflation, including tariff related impacts.
North America Automotive net sales were $2.4 billion for the first quarter of 2026, a 4.3% increase from the same period in 2025, primarily driven by a 2.2% increase in comparable sales and a 1.6% increase from acquisitions. Our sales growth within North America Automotive reflected favorable demand trends in company-owned operations. International Automotive net sales were $1.6 billion for the first quarter of 2026, a 13.2% increase from the same period in 2025, driven by 10.6% favorable foreign exchange impact and 2.3% contribution from acquisitions. Industrial net sales were $2.3 billion for the first quarter of 2026, a 5.2% increase from the same period in 2025, primarily driven by a 3.9% increase in comparable sales. Economic activity in the U.S. manufacturing sector, measured by PMI, expanded throughout the first quarter of 2026 which supported sales demand in our Industrial segment.
Gross Profit and Gross Margin
Gross profit increased $165 million, or 7.6%, with gross margin increasing 20 basis points to 37.3% during the first quarter of 2026 compared to the same prior year period. These increases primarily reflect our ongoing pricing and sourcing initiatives, partially offset by the impact of inflation and tariffs on product costs.
Selling, Administrative and Other Expenses
SG&A expenses increased $147 million, or 8.6%, during the first quarter of 2026 compared to the same prior year period. The growth in SG&A expenses was primarily due to inflationary cost pressures affecting salaries and wages, rent and freight and additional operating expenses linked to acquisitions. Additionally, SG&A expenses increased due to foreign currency exchange impacts of approximately $70 million relative to the prior year period. We also incurred costs of $18 million related to the planned separation of our Global Automotive and Global Industrial businesses.
We continue to actively mitigate the impact of the inflationary cost environment through our global restructuring initiatives, which we estimate had a $26 million benefit to SG&A for the three months ended March 31, 2026. In response to sustained cost pressures, we executed targeted cost-control initiatives, including reductions in discretionary travel, limited merit-based compensation adjustments in certain regions, and the strategic deferral of select technology and other projects.
Restructuring and Other Costs
As part of our global restructuring plan, which was approved and initiated in February 2024, we incurred $58 million associated with facility closures and additional severance costs during the first quarter of 2026. For additional details, refer to the Restructuring Footnote in the Notes to Condensed Consolidated Financial Statements.

Depreciation and Amortization
Depreciation and amortization expenses increased $16 million related to planned investments in technology and supply chain initiatives.
Non-Operating Expenses and Income
We incurred $41 million in net non-operating expenses during the first quarter of 2026, a $5 million change from $36 million in net non-operating expenses in the prior year period. This category primarily includes net interest expense, investment income, foreign currency gains and losses, and fees associated with our Accounts Receivable Sales Agreement ("A/R Sales Agreement").
Income Taxes
Our effective income tax rates were 23.2% and 22.7% for the first quarter 2026 and 2025, respectively. The rate increase is primarily due to a comparative shift in the mix of earnings across our businesses due to our one-time U.S. pension transaction in 2025 offset by expanded domestic investments.
Net Income, Adjusted Net Income and Segment EBITDA
Net income was $189 million for the first quarter of 2026, a decrease of 3.0% compared to $194 million during the first quarter of 2025. Diluted earnings per share ("EPS") was $1.37 for the first quarter of 2026, down $0.03 compared to $1.40 during the first quarter of 2025. The year over year decline in net income is primarily due to persistent cost inflation, higher depreciation and amortization from ongoing investments, and higher interest expense. This was partially offset by gross margin expansion and benefits from our global restructuring program and cost actions, which are discussed above in more detail.
Adjusted net income was $245 million for the first quarter of 2026, a increase of 0.6% compared to the same prior year period. On a per share basis, adjusted net income was $1.77, an increase of 1.1% compared to $1.75 in the same prior year period.
North America Automotive
North America Automotive EBITDA increased $9 million, or 6.3%, compared to the same period in 2025, and EBITDA margin increased 10 basis points to 6.6% from 6.5%, driven by the following factors. North America Automotive segment sales grew $98 million, or 4.3%, primarily driven by an 2.2% increase in comparable sales and 1.6% benefit from acquisitions. Gross profit increased $41 million or 4.7%, with gross margin expanding 20 basis points, primarily due to our strategic pricing, sourcing initiatives, and acquisitions. These gains were partially offset by continued inflationary pressures on salaries and wages and freight costs, as well as the incremental expenses associated with acquired businesses. The increase in EBITDA margin reflects our gross margin improvement and benefits of our global restructuring and cost control initiatives.
International Automotive
International Automotive EBITDA increased $6 million, or 4.6%, compared to the same prior year period, and EBITDA margin decreased 80 basis points to 9.1%, driven by the following factors. International Automotive segment sales grew $185 million or 13.2% primarily driven by a 10.6% benefit from favorable foreign currency exchange. Sales also benefited from a 2.3% contribution from acquisitions, and a 0.3% increase in comparable sales. Gross profit increased $79 million, or 12.4%, in-line with the increase in sales. Gross margin declined 30 basis points primarily due to the impact of businesses acquired after the first quarter of 2025 that operate at a slightly lower gross margin. Our EBITDA margin declined due to a $73 million increase in operating expenses, driven primarily by inflationary pressures impacting personnel costs, rent and freight, including statutory minimum wage increases in certain jurisdictions. These cost pressures were partially offset by the continued benefits of our global restructuring and disciplined cost control initiatives.
Industrial
Industrial EBITDA increased 12.7% to $314 million compared to the same prior year period, and EBITDA margin increased 90 basis points year over year to 13.6%, driven by the following factors. Industrial segment sales increased by $115 million or 5.2%, primarily driven by a 3.9% increase in comparable sales and a 1.0% benefit from foreign currency exchange. Gross profit increased $45 million or 6.8%, with gross margin expanding 50 basis points due to the benefits of our strategic pricing and sourcing initiatives. Our effective cost initiatives resulted in a 50 basis point improvement in operating expenses as a percentage of sales compared to the same prior year period.

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
Corporate EBITDA amounted to a loss of $120 million, or 1.9% of net sales, for the three months ended March 31, 2026, compared to a loss of $91 million, or 1.6% of net sales, for the three months ended March 31, 2025. The increased loss was primarily driven by inflationary pressures impacting personnel costs and health insurance.
Other unallocated costs represent restructuring and other costs, separation costs, and acquisition and integration related costs and other. For the first quarter of 2026, we incurred $58 million of restructuring and other costs and $18 million of separation costs.
EBITDA
EBITDA was $420 million for the three months ended March 31, 2026, an increase of 4.0% from $404 million during the prior year period. Adjusted EBITDA was $496 million in the first quarter of 2026, an increase of 4.8% from $473 million during the prior year period. The increase in adjusted EBITDA was primarily driven by higher technology investments along with costs associated with our global business services initiative, which consolidated certain back-office finance functions at Corporate, allowing us to improve the efficiency of those activities.
Adjusted net income, adjusted diluted EPS, EBITDA and adjusted EBITDA are non-GAAP measures (see table below for reconciliations to the most directly comparable GAAP measures).
Non-GAAP Financial Measures
The following tables set forth reconciliations of net income and diluted EPS to adjusted net income and adjusted diluted EPS, respectively, to account for the impact of adjustments. We also include a reconciliation from net income to adjusted EBITDA. We believe that the presentation of adjusted net income, adjusted diluted EPS, and adjusted EBITDA, which are not calculated in accordance with GAAP, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to both management and investors that is indicative of our core operations. We consider these metrics useful to investors because they provide greater transparency into management’s view and assessment of our ongoing operating performance by removing items management believes are not representative of our operations and may distort our longer-term operating trends. For example, for the three months ended March 31, 2026, certain of the non-GAAP metrics contained herein exclude costs relating to our global restructuring initiative and acquisition of acquired independent automotive stores, which are one-time events that do not recur in the ordinary course of business. We believe the non-GAAP metrics included herein also enhance the comparability of our results from period to period and with our competitors, as well as to show ongoing results from operations distinct from items that are infrequent or not associated with our core operations. We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.

	Three Months Ended March 31,
(in thousands)	2026	2025
GAAP net income	$188,535	$194,392

Adjustments:
Restructuring and other costs (1)	57,732	54,770
Separation costs (2)	17,539	—
Acquisition and integration related costs and other (3)	—	14,035
Total adjustments	75,271	68,805
Tax impact of adjustments (4)	(19,255)	(20,124)
Adjusted net income	$244,551	$243,073

The table below represents amounts per common share assuming dilution:

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
GAAP diluted earnings per share	$1.37	$1.40

Adjustments:
Restructuring and other costs (1)	0.42	0.39
Separation costs (2)	0.13	—
Acquisition and integration related costs and other (3)	—	0.10
Total adjustments	0.55	0.49
Tax impact of adjustments (4)	(0.15)	(0.14)
Adjusted diluted earnings per share	$1.77	$1.75
Weighted average common shares outstanding – assuming dilution	138,030	139,200
(1)Amount reflects costs related to our global restructuring initiative which includes employee severance and other termination benefits, and the rationalization and optimization of certain distribution centers, stores and other facilities.
(2)Amount primarily reflects legal and professional services and executive incentive plan costs related to the planned separation of our Global Automotive and Global Industrial businesses that was announced on February 17, 2026 and is targeted for completion in the first quarter of 2027.
(3)Amount primarily reflects lease and other exit costs related to the integration of acquired independent automotive stores.
(4)We determine the tax effect of non-GAAP adjustments by considering the tax laws and statutory income tax rates applicable in the tax jurisdictions of the underlying non-GAAP adjustments, including any related valuation allowances. For the three months ended March 31, 2026, we applied the statutory income tax rates to the taxable portion of all of our adjustments, which resulted in a tax impact of $19 million.
The table below represents a reconciliation from GAAP net income to adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2026	2025
GAAP net income	$188,535	$194,392
Depreciation and amortization	131,028	115,435
Interest expense, net	43,953	37,216
Income taxes	56,858	57,245
EBITDA	420,374	404,288
Total adjustments (1)	75,271	68,805
Adjusted EBITDA	$495,645	$473,093
(1)Amounts are the same as adjustments included within the adjusted net income table above.
The table below clarifies where the adjusted items are presented in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
(in thousands)	2026	2025
Line item:
Selling, administrative and other expenses	$17,539	$14,035
Restructuring and other costs	57,732	54,770
Total adjustments	$75,271	$68,805

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial position and cash flow performance have provided us with the capacity to invest in acquisitions, capital expenditures and technology to support our global growth strategy, as well as return value to our shareholders through dividends. Our sources of capital consist primarily of cash flows from operations, supplemented as necessary by issuing commercial paper, private and public issuances of debt and bank borrowings.
On February 17, 2026, we announced a 3.2% increase to our regular quarterly cash dividend. We have paid a cash dividend every year since going public in 1948, and 2026 marks the 70th consecutive year of increased dividends paid to shareholders.
Currently, we believe that our existing lines of credit, commercial paper program, and cash generated from operations will be sufficient to fund our operations for the foreseeable future, including working capital requirements, strategic acquisitions, dividends, share repurchases, capital expenditures, scheduled debt and interest payments, and income tax obligations.
Cash Flow Activity
For the three months ended March 31, 2026, net cash provided by operating activities was $63.9 million, primarily driven by an improvement in working capital, partly offset by payments related to tax planning initiatives. We also had a $250 million benefit to operating cash flow from our A/R Sales Agreement. Changes in working capital can cause cash from operations to vary significantly period over period depending on factors such as the timing of customer payments, inventory purchases, vendor payments, tax payments, and fluctuations in foreign exchange rates.
During the first quarter of 2026, we also continued to invest in our business through strategic acquisitions and capital expenditures to broaden our product and service offerings, improve our business operations and expand our global footprint. In the first quarter of 2026, we deployed $141.7 million for dividends, $97.6 million for capital expenditures, and $13.8 million for acquisitions. In addition, we had net proceeds of debt of approximately $218.0 million, which includes $263.5 million under our commercial paper program to support these investments.
A summary of our condensed consolidated statements of cash flows is as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025	$ Change	% Change
Operating activities	63,916	(40,827)	$104,743	(256.6)%
Investing activities	(92,910)	(154,818)	$61,908	40.0%
Financing activities	56,713	128,742	$(72,029)	55.9%
Liquidity and Capital Resources
Our liquidity is supported by cash generated from operating activities and available borrowings. As of March 31, 2026, total liquidity was $1.3 billion, consisting of $500 million in cash and $838 million of available capacity under the company's $2.0 billion Revolving Credit Agreement. This reflects $554 million drawn on the revolver and $607 million outstanding under our commercial paper program. From time to time, we may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk.
At March 31, 2026, we had $5.0 billion of total debt outstanding. Approximately $1.3 billion of this debt includes unsecured Senior Notes which contain covenants related to a maximum debt to EBITDA ratio and certain limitations on additional borrowings.
Additionally, we have an A/R Sales Agreement to sell short-term receivables from certain customer trade accounts to the unaffiliated financial institutions on a revolving basis. On January 2, 2026, we amended our A/R Sales Agreement to increase the facility capacity from $1 billion to $1.25 billion and extended the agreement's maturity through January 8, 2027. We also facilitate a voluntary supply chain finance program to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. Refer to the AR Sales Agreement Footnote and the Supply Chain Finance Footnote in the Notes to Condensed Consolidated Financial Statements for more information.
We expect to be able to continue to borrow funds at reasonable rates over the long term. At March 31, 2026, our total average cost of debt was 3.98%, and we remain in compliance with all covenants connected with our borrowings. Any failure to comply with our debt covenants or restrictions could result in a default under our financing arrangements or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could create cross defaults under other debt arrangements and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our 2025 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2025.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings may be found in the Commitments and Contingencies Footnote in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, ITEM 1A, "Risk Factors", in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the purchases of shares of our common stock during the three months ended March 31, 2026:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2026 through January 31, 2026	3,968	$132.62	—	7,452,811
February 1, 2026 through February 28, 2026	15,327	$129.71	—	7,452,811
March 1, 2026 through March 31, 2026	6,771	$105.20	—	7,452,811
Totals	26,066	$123.79	—	7,452,811
(1)Consists of shares surrendered by employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of share appreciation rights and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 7.5 million shares authorized remain available to be repurchased. There were no other repurchase plans announced as of March 31, 2026.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the period ended March 31, 2026 formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: April 21, 2026	/s/ Bert Nappier
Bert Nappier
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)