Form 10-Q
period 2026-06-30
GENUINE PARTS CO
filed 2026-07-21
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 137,859,758 shares of common stock outstanding as of July 17, 2026.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$559,118	$477,179
Trade accounts receivable, less allowance for doubtful accounts (2026 – $86,670; 2025 – $85,537)	2,652,749	2,370,939
Merchandise inventories, net	6,287,933	6,071,996
Prepaid expenses and other current assets	1,565,881	1,644,620
Total current assets	11,065,681	10,564,734
Goodwill	3,190,572	3,188,815
Other intangible assets, less accumulated amortization	1,774,401	1,855,714
Property, plant and equipment, less accumulated depreciation (2026 – $2,270,687; 2025 – $2,137,108)	2,152,789	2,172,140
Operating lease assets	2,018,088	2,084,487
Other assets	856,762	929,650
Total assets	$21,058,293	$20,795,540

Liabilities and equity
Current liabilities:
Trade accounts payable	$6,279,867	$6,051,882
Short-term borrowings	752,474	943,540
Current portion of long-term debt	250,000	353,788
Dividends payable	148,070	143,291
Other current liabilities	2,117,656	2,295,204
Total current liabilities	9,548,067	9,787,705
Long-term debt	3,976,648	3,498,423
Operating lease liabilities	1,673,663	1,739,478
Pension and other post–retirement benefit liabilities	219,833	219,270
Deferred tax liabilities	378,977	385,948
Other long-term liabilities	717,316	724,353
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2026 – 137,859,581 shares; 2025 – 137,617,832 shares	137,860	137,618
Additional paid-in capital	244,572	228,370
Accumulated other comprehensive loss	(548,532)	(511,766)
Retained earnings	4,692,112	4,568,769
Total parent equity	4,526,012	4,422,991
Noncontrolling interests in subsidiaries	17,777	17,372
Total equity	4,543,789	4,440,363
Total liabilities and equity	$21,058,293	$20,795,540
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net sales	$6,536,951	$6,164,425	$12,801,891	$12,030,494
Cost of goods sold	4,066,244	3,840,037	7,992,220	7,532,422
Gross profit	2,470,707	2,324,388	4,809,671	4,498,072
Operating expenses:
Selling, administrative and other expenses	1,917,508	1,771,195	3,774,338	3,480,874
Depreciation and amortization	134,716	123,018	265,744	238,453
Provision for doubtful accounts	10,998	7,625	18,101	13,480
Restructuring and other costs	71,149	45,712	128,881	100,482
Total operating expenses	2,134,371	1,947,550	4,187,064	3,833,289
Non-operating expense (income):
Interest expense, net	45,800	40,211	89,753	77,427
Other	(3,294)	(1,930)	(6,369)	(2,838)
Total non-operating expense	42,506	38,281	83,384	74,589
Income before income taxes	293,830	338,557	539,223	590,194
Income taxes	66,272	83,677	123,130	140,922
Net income	$227,558	$254,880	$416,093	$449,272
Basic earnings per share	$1.65	$1.83	$3.02	$3.23
Diluted earnings per share	$1.65	$1.83	$3.01	$3.23
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$227,558	$254,880	$416,093	$449,272
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments, net of income taxes in 2026 — $445 and $14,582; 2025 — $40,342 and $57,108	(35,358)	136,828	(34,680)	186,157
Pension and postretirement benefit adjustments, net of income taxes in 2026 — $821 and $761; 2025 — $1,325 and $2,652	291	3,683	(2,086)	7,367
Other comprehensive income (loss), net of income taxes	(35,067)	140,511	(36,766)	193,524
Comprehensive income	$192,491	$395,391	$379,327	$642,796
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2026
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
April 1, 2026	137,624,545	$137,625	$240,228	$(513,465)	$4,611,029	$4,475,417	$16,800	$4,492,217
Net income	—	—	—	—	227,558	227,558	—	227,558
Other comprehensive loss, net of tax	—	—	—	(35,067)	—	(35,067)	—	(35,067)
Cash dividend declared, $1.0625 per share	—	—	—	—	(146,475)	(146,475)	—	(146,475)
Shares issued from employee incentive plans	235,036	235	(13,186)	—	—	(12,951)	—	(12,951)
Share-based compensation	—	—	17,530	—	—	17,530	—	17,530
Noncontrolling interest activities	—	—	—	—	—	—	977	977
June 30, 2026	137,859,581	$137,860	$244,572	$(548,532)	$4,692,112	$4,526,012	$17,777	$4,543,789

	Six months ended June 30, 2026
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2026	137,617,832	$137,618	$228,370	$(511,766)	$4,568,769	$4,422,991	$17,372	$4,440,363
Net income	—	—	—	—	416,093	416,093	—	416,093
Other comprehensive loss, net of tax	—	—	—	(36,766)	—	(36,766)	—	(36,766)
Cash dividend declared, $2.125 per share	—	—	—	—	(292,750)	(292,750)	—	(292,750)
Shares issued from employee incentive plans	241,749	242	(13,496)	—	—	(13,254)	—	(13,254)
Share-based compensation	—	—	29,698	—	—	29,698	—	29,698
Noncontrolling interest activities	—	—	—	—	—	—	405	405
June 30, 2026	137,859,581	$137,860	$244,572	$(548,532)	$4,692,112	$4,526,012	$17,777	$4,543,789

	Three Months Ended June 30, 2025
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
April 1, 2025	138,788,979	$138,789	$204,595	$(1,208,730)	$5,315,279	$4,449,933	$14,630	$4,464,563
Net income	—	—	—	—	254,880	254,880	—	254,880
Other comprehensive income, net of tax	—	—	—	140,511	—	140,511	—	140,511
Cash dividend declared, $1.03 per share	—	—	—	—	(143,265)	(143,265)	—	(143,265)
Shares issued from employee incentive plans	303,242	303	(15,055)	—	—	(14,752)	—	(14,752)
Share-based compensation	—	—	15,606	—	—	15,606	—	15,606
Noncontrolling interest activities	—	—	—	—	—	—	1,375	1,375
June 30, 2025	139,092,221	$139,092	$205,146	$(1,068,219)	$5,426,894	$4,702,913	$16,005	$4,718,918

	Six months ended June 30, 2025
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2025	138,779,664	$138,780	$196,532	$(1,261,743)	$5,263,838	$4,337,407	$14,444	$4,351,851
Net income	—	—	—	—	449,272	449,272	—	449,272
Other comprehensive income, net of tax	—	—	—	193,524	—	193,524	—	193,524
Cash dividend declared, $2.06 per share	—	—	—	—	(286,216)	(286,216)	—	(286,216)
Shares issued from employee incentive plans	312,557	312	(15,566)	—	—	(15,254)	—	(15,254)
Share-based compensation	—	—	24,180	—	—	24,180	—	24,180
Purchase of stock	—	—	—	—	—	—	—	—
Noncontrolling interest activities	—	—	—	—	—	—	1,561	1,561
June 30, 2025	139,092,221	$139,092	$205,146	$(1,068,219)	$5,426,894	$4,702,913	$16,005	$4,718,918
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2026	2025
Operating activities:
Net income	$416,093	$449,272
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	265,744	238,453
Share-based compensation	29,698	24,180
Other operating activities, including changes in operating assets and liabilities	(247,421)	(542,790)
Net cash provided by operating activities	464,114	169,115
Investing activities:
Purchases of property, plant and equipment	(205,391)	(248,822)
Proceeds from sale of property, plant and equipment	17,884	19,451
Acquisitions of businesses	(37,613)	(111,973)
Proceeds from divestitures of businesses	6,718	59
Other investing activities	(9,604)	23,335
Net cash used in investing activities	(228,006)	(317,950)
Financing activities:
Proceeds from debt	791,217	21,405
Payments on debt	(926,328)	(522,637)
Net proceeds of commercial paper	338,853	916,587
Shares issued from employee incentive plans	(13,254)	(15,254)
Dividends paid	(287,972)	(277,306)
Other financing activities	(26,679)	(20,268)
Net cash provided by (used in) financing activities	(124,163)	102,527
Effect of exchange rate changes on cash and cash equivalents	(30,006)	24,310
Net increase (decrease) in cash and cash equivalents	81,939	(21,998)
Cash and cash equivalents at beginning of period	477,179	479,991
Cash and cash equivalents at end of period	$559,118	$457,993
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
In the opinion of management, all adjustments necessary for a fair presentation of our financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results for the year ended December 31, 2026. We have evaluated subsequent events through the date the unaudited Condensed Consolidated Financial Statements covered by this quarterly report were issued.
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
Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update provides revised guidance aimed at refining the accounting for costs related to internal-use software. The update removes the concept of distinct project phases and requires that capitalization of software costs begins once (1) management authorizes and commits to funding a computer software project, and (2) it is probable the project will be completed, and the software will be used to perform the function as intended. When assessing whether completion is probable, entities must carefully consider any substantial uncertainties in development. In addition, the guidance specifies that the property, plant, and equipment disclosure requirements apply to capitalized software costs. The new standard will take effect in the first quarter of 2028, though early adoption is permitted at the start of any annual reporting period. Entities may adopt the guidance using prospective application, retrospective application, or a modified transition approach. We are currently evaluating the impact of adopting this standard on our financial statements and disclosures.
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
Prepaid Expenses and Other Current Assets
The following table provides a detail of prepaid expenses and other current assets reported within the Condensed Consolidated Balance Sheets as of:

(in thousands)	June 30, 2026	December 31, 2025
Prepaid expenses	$191,694	$150,014
Consideration receivable from vendors	788,535	907,321
Other current assets	585,652	587,285
Total prepaid expenses and other current assets	$1,565,881	$1,644,620
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
The following table summarizes the classification and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships (in thousands):

		June 30, 2026		December 31, 2025
Instrument	Balance Sheet Location	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$612,326	$22,273	$245,960	$7,146
Forward contracts	Other current liabilities	$1,154,200	$25,850	$1,633,396	$66,516
Foreign currency debt	Long-term debt	€475,000	$542,640	€475,000	$558,030

The tables below presents pre-tax gains and losses related to net investment hedges:

	Gain (Loss) Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2026	2025	2026	2025
Three Months Ended June 30,
Net investment hedges:
Forward contracts	$(3,487)	$(110,006)	$5,499	$5,755
Foreign currency debt	1,805	(42,228)	—	—
Total	$(1,682)	$(152,234)	$5,499	$5,755

	Gain (Loss) Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2026	2025	2026	2025
Six Months Ended June 30,
Net investment hedges:
Forward contracts	$39,635	$(153,086)	$11,438	$11,514
Foreign currency debt	15,390	(62,415)	—	—
Total	$55,025	$(215,501)	$11,438	$11,514
Fair Value of Financial Instruments
As of June 30, 2026 and December 31, 2025, the fair value of our senior unsecured notes was approximately $3.6 billion and $3.8 billion, respectively, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.
Following the December 2025 settlement of our U.S. pension plan, we hold a short-term bond fund that is designated to fund future contributions to our U.S. defined contribution plan. The bond fund is classified as a noncurrent available-for-sale ("AFS") debt security within other assets in the Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, the fair value of the AFS debt security was $246 million and $243 million, respectively. The difference between fair value and amortized cost at each date is immaterial.
Guarantees
We guarantee the borrowings of certain independently controlled automotive parts stores and businesses (“independents”). While such borrowings of the independents are outstanding, we are required to maintain compliance with certain covenants. As of June 30, 2026, we were in compliance with all such covenants.
As of June 30, 2026, the total borrowings of the independents subject to guarantee by us were approximately $504 million. These loans generally mature over periods from one to six years. We regularly monitor the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents that participate in the guarantee programs. In the event that we are required to make payments in connection with these guarantees, we would obtain and liquidate certain collateral pledged by the independents (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. We recognize a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, we have not had significant losses in connection with guarantees of independents’ borrowings and the current expected credit loss reserve is not material. As of June 30, 2026, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
As of June 30, 2026, we have recognized $29 million of certain assets and liabilities for the guarantees related to the independents’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the Condensed Consolidated Balance Sheets. The liabilities relate to our noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from our current expected credit loss reserve.

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
All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our Condensed Consolidated Statement of Cash Flows. As of June 30, 2026 and December 31, 2025, the outstanding payment obligations to the financial institutions were $3.2 billion and $3.1 billion, respectively. The amount settled through the SCF program was $2.0 billion and $2.2 billion for the six months ended June 30, 2026 and June 30, 2025, respectively.

(in thousands)	June 30, 2026
Obligations outstanding at the beginning of the period	$3,140,825
Invoices confirmed during the period	2,048,099
Confirmed invoices paid during the period	(2,017,462)
Confirmed obligations outstanding at the end of the period	$3,171,462
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
The following table summarizes basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income	$227,558	$254,880	$416,093	$449,272

Weighted average common shares outstanding	137,773	138,990	137,698	138,887
Dilutive effect of stock awards	204	254	319	320
Weighted average common shares outstanding – assuming dilution	137,977	139,244	138,017	139,207
Basic earnings per share	$1.65	$1.83	$3.02	$3.23
Diluted earnings per share	$1.65	$1.83	$3.01	$3.23

2. Segment Information
North America Automotive Segment
The following table presents a summary of our reportable North America automotive segment financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net sales	$2,537,236	$2,444,377	$4,900,268	$4,709,158
Cost of goods sold	1,547,497	1,486,192	3,001,844	2,882,809
Gross profit	989,739	958,185	1,898,424	1,826,349
Operating expenses	781,411	761,685	1,533,891	1,482,854
EBITDA	$208,328	$196,500	$364,533	$343,495

Gross margin (1)	39.0%	39.2%	38.7%	38.8%
Operating expenses as a percentage of net sales	30.8%	31.2%	31.3%	31.5%
EBITDA margin (2)	8.2%	8.0%	7.4%	7.3%
International Automotive Segment
The following table presents a summary of our reportable international automotive segment financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net sales	$1,588,112	$1,467,904	$3,173,628	$2,868,011
Cost of goods sold	854,023	789,057	1,720,350	1,549,264
Gross profit	734,089	678,847	1,453,278	1,318,747
Operating expenses	584,098	537,355	1,158,442	1,038,743
EBITDA	$149,991	$141,492	$294,836	$280,004

Gross margin (1)	46.2%	46.2%	45.8%	46.0%
Operating expenses as a percentage of net sales	36.8%	36.6%	36.5%	36.2%
EBITDA margin (2)	9.4%	9.6%	9.3%	9.8%
Industrial Segment
The following table presents a summary of our reportable industrial segment financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net sales	$2,411,603	$2,252,144	$4,727,995	$4,453,325
Cost of goods sold	1,659,459	1,564,815	3,264,793	3,100,409
Gross profit	752,144	687,329	1,463,202	1,352,916
Operating expenses	435,697	399,191	832,635	786,067
EBITDA	$316,447	$288,138	$630,567	$566,849

Gross margin (1)	31.2%	30.5%	30.9%	30.4%
Operating expenses as a percentage of net sales	18.1%	17.7%	17.6%	17.7%
EBITDA margin (2)	13.1%	12.8%	13.3%	12.7%

(1)Gross margin is gross profit as a percentage of net sales.
(2)EBITDA margin is earnings before interest, taxes, depreciation and amortization ("EBITDA") as a percentage of net sales.
Additional Information
The following table presents a reconciliation from EBITDA to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Segment EBITDA
North America Automotive	$208,328	$196,500	$364,533	$343,495
International Automotive	149,991	141,492	294,836	280,004
Industrial	316,447	288,138	630,567	566,849
Corporate EBITDA (1)	(107,813)	(78,632)	(227,338)	(169,757)
Interest expense, net	(45,800)	(40,211)	(89,753)	(77,427)
Depreciation and amortization	(134,716)	(123,018)	(265,744)	(238,453)
Other unallocated costs	(92,607)	(45,712)	(167,878)	(114,517)
Income before income taxes	293,830	338,557	539,223	590,194
Income taxes	(66,272)	(83,677)	(123,130)	(140,922)
Net Income	$227,558	$254,880	$416,093	$449,272
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
The following table presents a summary of the other unallocated costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Other unallocated costs:
Restructuring and other costs (2)	$(76,438)	$(45,712)	$(134,170)	$(100,482)
Separation costs (3)	(16,169)	—	(33,708)	—
Acquisition and integration related costs and other (4)	—	—	—	(14,035)
Total other unallocated costs	$(92,607)	$(45,712)	$(167,878)	$(114,517)
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
(4)Adjustment primarily reflects lease and other exit costs related to the integration of acquired independent automotive stores.

The following table presents a summary of our reportable segment total assets, as well as Corporate and other unallocated reconciling items:

	As of June 30,
(in thousands)	2026	2025
Assets:
North America Automotive	$6,817,795	$7,149,458
International Automotive	3,994,000	4,188,295
Industrial	2,771,155	3,464,425
Corporate (5)	2,510,370	656,717
Goodwill and other intangible assets	4,964,973	4,972,172
Total assets	$21,058,293	$20,431,067
Net property, plant and equipment:
United States	$1,257,461	$1,199,197
Europe	413,861	417,116
Canada	217,796	199,785
Australasia	262,412	236,388
Mexico	1,259	963
Total net property, plant and equipment	$2,152,789	$2,053,449
(5)Corporate is a reconciling category that includes our corporate offices, substantially all financing activities and any other items that are not allocated to the business segments.
The following table presents a summary of select financial information by reportable segment, as well as Corporate and other unallocated reconciling items:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Depreciation and amortization:
North America Automotive	$41,166	$29,108	$81,716	$61,389
International Automotive	33,025	28,503	63,598	56,325
Industrial	11,224	9,828	22,296	19,492
Corporate	10,240	17,788	19,273	26,585
Intangible asset amortization	39,061	37,791	78,861	74,662
Total depreciation and amortization	$134,716	$123,018	$265,744	$238,453

Capital expenditures:
North America Automotive	$39,923	$34,699	$52,726	$66,485
International Automotive	28,998	32,214	73,030	65,562
Industrial	8,376	4,070	20,448	19,236
Corporate	30,542	58,001	59,187	97,541
Total capital expenditures	$107,839	$128,984	$205,391	$248,824

Net sales:
United States	$4,185,683	$3,991,977	$8,199,885	$7,845,755
Europe	1,075,576	1,013,110	2,167,550	1,985,975
Canada	589,295	547,322	1,089,867	1,010,796
Australasia	654,141	586,697	1,282,624	1,139,051
Mexico	32,256	25,319	61,965	48,917
Total net sales	$6,536,951	$6,164,425	$12,801,891	$12,030,494

Net sales are disaggregated by geographical region for each of our reportable segments, as we deem this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
North America:
Automotive	$2,537,236	$2,444,377	$4,900,268	$4,709,158
Industrial	2,269,998	2,120,241	4,451,449	4,196,310
Total North America	$4,807,234	$4,564,618	$9,351,717	$8,905,468
Australasia:
Automotive	$512,536	$454,794	$1,006,078	$882,036
Industrial	141,605	131,903	276,546	257,015
Total Australasia	$654,141	$586,697	$1,282,624	$1,139,051
Europe – Automotive	$1,075,576	$1,013,110	$2,167,550	$1,985,975
Total net sales	$6,536,951	$6,164,425	$12,801,891	$12,030,494
3. Accounts Receivable Sales Agreement
Under our accounts receivable sales agreement (the "A/R Sales Agreement"), we continuously sell designated pools of receivables as they are originated by us and certain U.S. subsidiaries to a separate bankruptcy-remote special purpose entity (“SPE”). On January 2, 2026, we amended our A/R Sales Agreement to increase the facility capacity from $1 billion to $1.25 billion and extended the agreement's maturity through January 8, 2027. We received a benefit from cash from operations of approximately $250 million during the first quarter of 2026.
We continue to be involved with the receivables transferred by the SPE to unaffiliated financial institutions by providing collection services. As cash is collected on sold receivables, the SPE continuously transfers ownership and control of new qualifying receivables to unaffiliated financial institutions so that the total principal amount outstanding of receivables sold does not exceed $1.25 billion at any point in time (which is the maximum amount allowed under the A/R Sales Agreement).
The total principal amount outstanding of receivables sold is approximately $1.25 billion and $1.0 billion as of June 30, 2026 and December 31, 2025, respectively. The amount of receivables pledged as collateral as of June 30, 2026 and December 31, 2025 is approximately $1.6 billion and $1.5 billion, respectively.
The following table summarizes the activity and amounts outstanding under the A/R Sales Agreement as of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Receivables sold to the financial institutions and derecognized	$2,386,617	$2,106,139	$4,617,678	$4,209,403
Cash collected on sold receivables	$2,386,621	$2,106,135	$4,367,692	$4,209,391
Continuous cash activity related to the A/R Sales Agreement is reflected in net cash provided by (used in) operating activities in the Condensed Consolidated Statements of Cash Flows. The SPE incurs fees due to unaffiliated financial institutions related to the accounts receivable sales transactions. Those fees, which totaled $23 million and $26 million for the six months ended June 30, 2026 and 2025, respectively, are recorded within other non-operating expense (income) in the Condensed Consolidated Statements of Income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institutions any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of June 30, 2026 and December 31, 2025 is not material. The servicing liability related to our collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.

4. Debt
Unsecured Revolving Credit Facility
On October 30, 2020, we entered into a $1.5 billion Syndicated Facility Agreement (as amended, the "Unsecured Revolving Credit Facility"). On March 20, 2025, we amended the Unsecured Revolving Credit Facility to expand the borrowing capacity from $1.5 billion to $2.0 billion and extend the maturity date to March 20, 2030. We had $70 million outstanding borrowings under the Unsecured Revolving Credit Facility as of June 30, 2026 and $600 million outstanding as of December 31, 2025.
Term Loan A Facilities
On April 28, 2026, we amended our Unsecured Revolving Credit Facility to establish an initial Term Loan A Facility in an aggregate principal amount of $500 million and a Delayed Draw Term Loan Facility in an aggregate principal amount of $500 million (together, the “Term Loan A Facilities”). The Term Loan A Facilities mature on October 28, 2027. On the closing date, the $500 million Term Loan A Facility was fully drawn and remained fully drawn as of June 30, 2026. As of June 30, 2026, the $500 million Delayed Draw Term Loan Facility remained undrawn and available.
Commercial Paper Program
On November 29, 2023, we established a commercial paper program that allows us to issue unsecured commercial paper notes up to $1.5 billion outstanding. We amended our commercial paper program on March 27, 2025 to expand the maximum borrowing capacity from $1.5 billion to $2.0 billion. The maturities of the commercial paper notes vary but may not exceed 364 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and rank pari passu with unsecured and unsubordinated indebtedness. The notes are issued at par less a discount representing an interest factor or, if interest bearing, at par. We had $683 million outstanding under our commercial paper program as of June 30, 2026 and $343 million outstanding borrowings as of December 31, 2025, presented in short-term borrowings on the Condensed Consolidated Balance Sheet.
Covenants
Certain borrowings require us to comply with a financial covenant with respect to a maximum debt to EBITDA ratio. At June 30, 2026, we were in compliance with all such covenants.
5. Acquisitions
We acquired several businesses for approximately $46 million and $211 million, which includes certain non-cash consideration and is net of cash acquired, during the six months ended June 30, 2026 and June 30, 2025, respectively. For each acquisition, we allocate the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. We recorded approximately $26 million of goodwill and other intangible assets associated with the acquisitions during the six months ended June 30, 2026. Other intangible assets acquired of $10 million during the six months ended June 30, 2026 consisted of customer relationships with weighted average amortization lives of 20 years. The results of operations for acquired businesses are included in our Condensed Consolidated Statements of Income beginning on their respective acquisition dates.
6. Accumulated Other Comprehensive Loss
The following tables present the changes in AOCL by component for the six months ended June 30:

	Changes in Accumulated Other Comprehensive Loss by Component, Net of Income Taxes
(in thousands)	Pension and Other Post-Retirement Benefits	Foreign Currency Translation	Total
Beginning balance, January 1, 2026	$(39,893)	$(471,873)	$(511,766)
Other comprehensive income (loss) before reclassifications	(2,444)	(34,680)	(37,124)
Amounts reclassified from accumulated other comprehensive loss	358	—	358
Other comprehensive income (loss), net of income taxes	(2,086)	(34,680)	(36,766)
Ending balance, June 30, 2026	$(41,979)	$(506,553)	$(548,532)

	Changes in Accumulated Other Comprehensive Loss by Component, Net of Income Taxes
(in thousands)	Pension and Other Post-Retirement Benefits	Foreign Currency Translation	Total
Beginning balance, January 1, 2025	$(581,000)	$(680,743)	$(1,261,743)
Other comprehensive income before reclassifications	—	186,157	186,157
Amounts reclassified from accumulated other comprehensive loss	7,367	—	7,367
Other comprehensive income, net of income taxes	7,367	186,157	193,524
Ending balance, June 30, 2025	$(573,633)	$(494,586)	$(1,068,219)
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
We have 3,513 pending asbestos lawsuits as of June 30, 2026. The amount accrued for pending and future claims was $294 million as of June 30, 2026, which represented our best estimate of the liability within our calculated range of $240 million to $372 million, discounted using a discount rate of 4.44%. The amount accrued for pending and future claims was $317 million as of December 31, 2025, which represented our best estimate of the liability within our calculated range of $258 million to $397 million, discounted using a discount rate of 4.18%. Our undiscounted product liability was $375 million and $398 million as of June 30, 2026 and December 31, 2025, respectively. There have been no significant developments to the information presented in our 2025 Annual Report on Form 10-K with respect to litigation or commitments and contingencies.

We hold insurance policies that cover some asbestos settlements and defense costs. Annually, we conduct an insurance exhaustion study to model expected recoveries for pending and future claims, and we adjust the insurance receivable balance to reflect the present value of these recoveries. Our receivable for estimated insurance recoveries related to pending and future claims was $36 million and $38 million as of June 30, 2026 and December 31, 2025, respectively.
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
Tariffs
On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act. The financial impact of this ruling remains subject to ongoing administrative processes, including the extent and timing of refunds from U.S. Customs and Border Protection (“CBP”). Our exposure as the importer of record represents less than 0.5% of our total purchases. During the second quarter of 2026, we submitted refund claims related to these tariffs. The claims submitted and refunds received through June 30, 2026 were not material to our condensed consolidated financial statements.
8. Restructuring and Other Costs
In February 2024, we approved and initiated a global restructuring initiative designed to better align our assets and further improve the efficiency of the business. The initiative was approved and funded by our corporate office and therefore these costs are not allocated to our segments.
We incurred $129 million and $100 million in restructuring and other costs for the six months ended June 30, 2026 and June 30, 2025, respectively. The tables below summarize the activity related to the global restructuring initiative.

(in thousands)	Severance and other employee costs	Other restructuring costs (1)	Total
Liability as of January 1, 2026	$17,988	$709	$18,697
Restructuring and other costs	23,525	105,357	128,882
Cash payments	(23,798)	(92,540)	(116,338)
Non-cash charges	—	(13,020)	(13,020)
Translation	(237)	(11)	(248)
Liability as of June 30, 2026	$17,478	$495	$17,973
(1)Amount includes professional fees, accelerated rent, facility closure costs, moving expenses and asset impairment costs. Amount excludes a $5 million non-cash charge reflected in cost of goods sold for inventory liquidated rather than moved during facility consolidation in connection with the restructuring.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes contained herein and with the audited Consolidated Financial Statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results for the year ended December 31, 2026.
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
We caution you that all forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, changes in general economic conditions, including persistent inflation (including the direct and indirect impact of tariffs and retaliatory tariffs) or deflation, geopolitical uncertainty and unrest (including from the conflict involving the United States and Iran) and declining consumer confidence; our ability to successfully implement the separation of Global Automotive and Global Industrial and achieve the anticipated benefits of such transaction; volatility in oil prices; significant costs, such as elevated fuel and freight expenses; our ability to maintain compliance with our debt covenants; our ability to successfully integrate acquired businesses into our operations and to realize the anticipated synergies and benefits; our ability to successfully implement our business initiatives in our three business segments; slowing demand for our products; the ability to maintain favorable supplier arrangements and relationships; changes in national and international legislation or government regulations or policies, including changes to global trade regulations, environmental and social policy, infrastructure programs and privacy legislation and related uncertainties, and their impact to us, our suppliers and customers; changes in tax policies; volatile exchange rates; our ability to successfully attract and retain employees in the current labor market; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; failure or weakness in its disclosure controls and procedures and internal controls over financial reporting; the uncertainties and costs of litigation; public health emergencies, including the effects on the financial health of our business partners and customers, on supply chains and our suppliers, on vehicle miles driven as well as other metrics that affect our business, and on access to capital and liquidity provided by the financial and capital markets; disruptions caused by a failure or breach of our information systems; the success of our global restructuring efforts and the annualized cost savings arising therefrom, as well as other risks and uncertainties discussed in our 2025 Annual Report on Form 10-K and from time to time in our subsequent filings with the SEC.
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
For the six months ended June 30, 2026, we conducted business in North America, Europe and Australasia from more than 10,800 locations. Our Automotive businesses operated in the U.S., Canada, France, the U.K., Ireland, Germany, Poland, the Netherlands, Belgium, Spain, Portugal, Australia and New Zealand and accounted for 63% of total revenues for the six months ended June 30, 2026. Our Industrial business operated in the U.S.,

Canada, Mexico, Australia, New Zealand, Indonesia and Singapore and accounted for 37% of total revenues during this period.
We are focused on being the preferred employer, supplier, and partner while delivering value to our shareholders. This focus drives our strategic financial objectives which are growing revenue in excess of the market, improving operating margins, maintaining a healthy balance sheet, generating strong cash flows, and allocating capital effectively. As we look to the future, we are leaning into modernizing our supply chain and technology through digital innovation, and data-driven strategies to enhance our competitive edge. By optimizing supply chains and leveraging technology, we are empowering our teams with cutting-edge tools to continue our focus on delivering exceptional customer service and driving sustainable growth. At the heart of it all is our commitment to excellence, supported by a culture of continuous improvement and a legacy of strong leadership that has guided us for nearly a century.
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
Trends Affecting our Business
We are navigating through several external factors that create uncertainty and volatility in our operating results. These factors, and any changes to these factors, among others, could have a material adverse impact on customer behavior and our future operating results. For additional discussion regarding these external factors and other risks, refer to Risk Factors in Item 1A of Part I within our Annual Report on Form 10-K for the year ended December 31, 2025.
Middle East Geopolitical Developments
We are closely monitoring geopolitical tensions in the Middle East, including the ongoing conflict involving the United States and Iran, and related regional instability. The conflict has and could continue to lead to significant disruption of fuel and energy supplies and increases in global fuel prices, heightened inflationary pressures, disruptions in global supply chains and adverse impacts on customer spending patterns. While we have no operations in the Middle East, the increase in fuel and related supply chain costs attributable to the conflict together with their effects on customer spending negatively impacted income before income taxes by approximately $20 million during the three months ended June 30, 2026, primarily in our International Automotive segment. We continue to evaluate and take actions to mitigate any impacts on our business, results of operations and financial condition. The long-term effects of the conflict remain uncertain.
Tariffs and Other Trade Policy Matters
We continue to monitor the global trade environment, including tariffs on merchandise inventories sourced directly or indirectly from several countries, such as China, Canada, and Mexico, and their impact on our operations. During the six months ended June 30, 2026, tariffs continued to drive higher product costs and customer pricing, impacting our gross margin and SG&A expenses. We continue to manage these challenges through strategic pricing and sourcing initiatives, leveraging global supplier relationships and technology tools.
On February 20, 2026, the U.S. Supreme Court issued a decision invalidating certain tariffs imposed under the International Emergency Economic Powers Act. The financial impact of this ruling remains subject to ongoing administrative processes, including the extent and timing of refunds from U.S. Customs and Border Protection ("CBP"). Our exposure as the importer of record represents less than 0.5% of our total purchases. During the second quarter of 2026, we submitted refund claims related to these tariffs. The claims submitted and refunds received through June 30, 2026 were not material to our condensed consolidated financial statements. While we continue to take steps to manage tariff-related cost pressures, these actions may not fully offset increased costs in future periods.

Results of Operations
Our second quarter performance continued to reflect solid sales across our business segments and benefits from our global restructuring initiatives, despite a challenging operating environment. Net sales increased 6.0%, with comparable sales growth across all segments, along with contributions from acquisitions and foreign currency. Additionally, comparable sales growth sequentially improved from the first quarter across all segments. During the second quarter, we incurred additional restructuring and other costs and costs associated with our separation, which contributed to a 10.7% decline in net income. Excluding these items, adjusted net income increased 1.5%, driven by higher gross profit from increased sales, pricing and sourcing initiatives, and benefits from our global restructuring program.
Our results of operations are summarized below for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026		2025
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$6,536,951	100.0%	$6,164,425	100.0%	$372,526	6.0%
Cost of goods sold	4,066,244	62.2%	3,840,037	62.3%	226,207	5.9%
Gross profit	2,470,707	37.8%	2,324,388	37.7%	146,319	6.3%
Operating expense:
Selling, administrative and other expenses	1,917,508	29.3%	1,771,195	28.7%	146,313	8.3%
Depreciation and amortization	134,716	2.1%	123,018	2.0%	11,698	9.5%
Provision for doubtful accounts	10,998	0.2%	7,625	0.1%	3,373	44.2%
Restructuring and other costs	71,149	1.1%	45,712	0.7%	25,437	55.6%
Total operating expense	2,134,371	32.7%	1,947,550	31.6%	186,821	9.6%
Non-operating (income) expense:
Interest expense, net	45,800	0.7%	40,211	0.7%	5,589	13.9%
Other	(3,294)	(0.1)%	(1,930)	—%	(1,364)	70.7%
Total non-operating expense	42,506	0.7%	38,281	0.6%	4,225	11.0%
Income before income taxes	293,830	4.5%	338,557	5.5%	(44,727)	(13.2)%
Income taxes	66,272	1.0%	83,677	1.4%	(17,405)	(20.8)%
Net income	$227,558	3.5%	$254,880	4.1%	$(27,322)	(10.7)%

	Three Months Ended June 30,
(in thousands, except per share data)	2026	2025	$ Change	% Change
Diluted EPS	$1.65	$1.83	$(0.18)	(9.8)%
Adjusted diluted EPS	$2.15	$2.10	$0.05	2.4%
North America Automotive segment EBITDA	$208,328	$196,500	$11,828	6.0%
International Automotive segment EBITDA	$149,991	$141,492	$8,499	6.0%
Industrial segment EBITDA	$316,447	$288,138	$28,309	9.8%
Corporate EBITDA	$(107,813)	$(78,632)	$(29,181)	37.1%
Total adjusted EBITDA	$566,953	$547,498	$19,455	3.6%
North America Automotive segment EBITDA margin	8.2%	8.0%
International Automotive segment EBITDA margin	9.4%	9.6%
Industrial segment EBITDA margin	13.1%	12.8%
Corporate EBITDA margin	(1.6)%	(1.3)%
Total adjusted EBITDA margin	8.7%	8.9%

	Six Months Ended June 30,
	2026		2025
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$12,801,891	100.0%	$12,030,494	100.0%	$771,397	6.4%
Cost of goods sold	7,992,220	62.4%	7,532,422	62.6%	459,798	6.1%
Gross profit	4,809,671	37.6%	4,498,072	37.4%	311,599	6.9%
Operating expense:
Selling, administrative and other expenses	3,774,338	29.5%	3,480,874	28.9%	293,464	8.4%
Depreciation and amortization	265,744	2.1%	238,453	2.0%	27,291	11.4%
Provision for doubtful accounts	18,101	0.1%	13,480	0.1%	4,621	34.3%
Restructuring and other costs	128,881	1.0%	100,482	0.8%	28,399	28.3%
Total operating expense	4,187,064	32.7%	3,833,289	31.9%	353,775	9.2%
Non-operating (income) expense:
Interest expense, net	89,753	0.7%	77,427	0.6%	12,326	15.9%
Other	(6,369)	—%	(2,838)	—%	(3,531)	124.4%
Total non-operating expense	83,384	0.7%	74,589	0.6%	8,795	11.8%
Income before income taxes	539,223	4.2%	590,194	4.9%	(50,971)	(8.6)%
Income taxes	123,130	1.0%	140,922	1.2%	(17,792)	(12.6)%
Net income	$416,093	3.3%	$449,272	3.7%	$(33,179)	(7.4)%

	Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	$ Change	% Change
Diluted EPS	$3.01	$3.23	$(0.22)	(6.8)%
Adjusted diluted EPS	$3.92	$3.84	$0.08	2.1%
North America Automotive segment EBITDA	$364,533	$343,495	$21,038	6.1%
International Automotive segment EBITDA	$294,836	$280,004	$14,832	5.3%
Industrial segment EBITDA	$630,567	$566,849	$63,718	11.2%
Corporate EBITDA	$(227,338)	$(169,757)	$(57,581)	33.9%
Total adjusted EBITDA	$1,062,598	$1,020,591	$42,007	4.1%
North America Automotive segment EBITDA margin	7.4%	7.3%
International Automotive segment EBITDA margin	9.3%	9.8%
Industrial segment EBITDA margin	13.3%	12.7%
Corporate EBITDA margin	(1.8)%	(1.4)%
Total adjusted EBITDA margin	8.3%	8.5%
Net Sales
For the three months ended June 30, 2026, net sales increased 6.0% compared to 2025. The increase was driven by a 3.4% increase in comparable sales, a 1.4% benefit from favorable impact of foreign currency and other, and a 1.2% benefit from acquisitions.
For the six months ended June 30, 2026, net sales increased 6.4% compared to 2025. We experienced a 2.9% increase in comparable sales, a 2.3% benefit from favorable impact of foreign currency and other, and a 1.2% benefit from acquisitions.
Our comparable sales growth in both periods reflected pricing benefits and gains from our strategic initiatives. We estimate that comparable sales for both periods benefited from approximately 2.5% of price inflation, including tariff related impacts.
North America Automotive
Net sales for the three months ended June 30, 2026, for North America Automotive were $2.5 billion, an increase of 3.8% from 2025. The increase is primarily attributable to a 2.6% increase in comparable sales and a 1.3% increase from acquisitions.
Net sales for the six months ended June 30, 2026, for North America Automotive were $4.9 billion, an increase of $191 million from 2025. The increase is primarily attributable to a 2.4% increase in comparable sales, a 1.4% increase from acquisitions and a 0.3% favorable impact from foreign currency and other.
Our sales growth within North America Automotive reflected favorable execution in company-owned operations and strong contributions from our stores that were acquired over the last twelve months, which enhanced our ability to reach and serve our customers.
International Automotive
Net sales for the three months ended June 30, 2026 for International Automotive were $1.6 billion, an increase of 8.2% from 2025. The increase is attributable to a 4.9% favorable foreign exchange impact, a 2.7% increase from acquisitions and a 0.6% increase in comparable sales.
Net sales for the six months ended June 30, 2026 for International Automotive were $3.2 billion, an increase of 10.7% from 2025. The increase is attributable to a 7.8% favorable foreign exchange impact, a 2.5% increase from acquisitions and a 0.4% increase in comparable sales.
Industrial
Net sales for the three months ended June 30, 2026 for Industrial were $2.4 billion, an increase of 7.1% compared to 2025. The increase in sales primarily reflects a 6.1% increase in comparable sales and a 0.8% favorable impact from foreign currency.
Net sales for the six months ended June 30, 2026 for Industrial were $4.7 billion, an increase of 6.2% compared to 2025. The increase in sales primarily reflects a 5.0% increase in comparable sales and a 1.0% favorable impact from foreign currency.

During the second quarter of 2026, economic activity in the U.S. manufacturing sector, measured by PMI, marked its strongest monthly expansions since May 2022, supporting sales demand in our Industrial segment.
Gross Profit and Gross Margin
Gross profit increased $146 million, or 6.3%, with gross margin increasing approximately 10 basis points to 37.8% during the three months ended June 30, 2026, compared to the same prior year period. Gross profit increased $312 million, or 6.9%, with gross margin increasing approximately 20 basis points to 37.6% during the six months ended June 30, 2026, compared to the same prior year period. The increases in gross profit are primarily driven by increased sales, and our margin expansion reflects our ongoing pricing and sourcing initiatives, partially offset by the impact of tariffs and Middle East conflict-driven inflation in product costs.
Selling, Administrative and Other Expenses
SG&A expenses increased $146 million, or 8.3%, during the three months ended June 30, 2026 compared to the same prior year period, and, as a percentage of sales, increased 60 basis points.
SG&A expenses increased $293 million, or 8.4%, during the six months ended June 30, 2026 compared to the same prior year period, and, as a percentage of sales, increased 60 basis points.
SG&A expenses increased in both periods primarily due to higher salaries and wages, freight, healthcare, rent, and IT costs, as well as additional operating expenses associated with recent acquisitions. In addition, SG&A expenses increased due to foreign currency exchange impacts of approximately $30 million and $100 million for the three and six months ended June 30, 2026, respectively. We also incurred costs of $16 million and $34 million related to the planned separation of our Global Automotive and Global Industrial businesses for the three and six months ended June 30, 2026, respectively. Our global restructuring initiatives provided a 30 basis point benefit to SG&A for both the three and six months ended June 30, 2026.
As a percentage of net sales, SG&A increased approximately 60 basis points for both the three and six month period primarily due to inflationary pressures on freight, healthcare, rent, ongoing planned investments in technology, and separation costs. In response to ongoing inflationary cost pressures, during the six months ended June 30, 2026, we implemented targeted cost-control initiatives, including reductions in discretionary travel, limited merit-based compensation adjustments in certain regions, and the strategic deferral of select technology and other projects. As a result of some of these actions, salaries and wages as a percentage of net sales during the three and six month periods were roughly flat.
Restructuring and Other Costs
As part of our global restructuring plan, which was approved and initiated in February 2024, we incurred $71 million and $129 million associated with facility closures and additional severance costs during the three and six months ended June 30, 2026, respectively. For additional details, refer to the Restructuring Footnote in the Notes to Condensed Consolidated Financial Statements.
Depreciation and Amortization
Depreciation and amortization expenses increased $12 million and $27 million for the three and six months ended June 30, 2026, respectively, related to planned investments in technology and supply chain initiatives.
Non-Operating Expenses and Income
We incurred $43 million in net non-operating expense during the second quarter of 2026, a $4 million change from $38 million in net non-operating expense in the prior year period. We incurred $83 million in net non-operating expense during the six months ended June 30, 2026, a $9 million change from $75 million in net non-operating expense in the prior year period. This category primarily includes net interest expense, investment income, foreign currency gains and losses, and fees associated with our Accounts Receivable Sales Agreement ("A/R Sales Agreement").
Income Taxes
Our effective income tax rates were 22.6% and 24.7% for three months ended June 30, 2026 and 2025, respectively. Our effective income tax rates were 22.8% and 23.9% for six months ended June 30, 2026 and 2025, respectively. The rate decreases for both periods are primarily due to domestic investment tax credits, partially offset by reduced tax benefits related to our share-based compensation.

Net Income, Adjusted Net Income and Segment EBITDA
Net income was $228 million for the three months ended June 30, 2026, a decrease of 10.7% compared to $255 million during the second quarter of 2025. Diluted earnings per share ("EPS") was $1.65 for the second quarter of 2026, down $0.18 compared to $1.83 during the prior year period.
Net income was $416 million for the six months ended June 30, 2026, a decrease of 7.4% compared to $449 million during the same prior year period. Diluted earnings per share ("EPS") was $3.01 for the six months ended June 30, 2026, down 6.8% compared to $3.23 during the same prior year period.
The year over year declines in net income are primarily due to certain nonrecurring costs related to the planned separation of our Global Automotive and Global Industrial businesses, increased restructuring and other costs, and higher costs associated with the conflict in the Middle East. These were partially offset by gross profit increases from sales growth and pricing and sourcing initiatives, and benefits from our global restructuring program and cost actions, which are discussed above in more detail.
Adjusted net income was $296 million for the three months ended June 30, 2026, an increase of 1.5% compared to the same prior year period. On a per share basis, adjusted net income was $2.15, an increase of 2.4% compared to $2.10 in the same prior year period.
Adjusted net income was $541 million for the six months ended June 30, 2026, an increase of 1.1% compared to the same prior year period. On a per share basis, adjusted net income was $3.92, an increase of 2.1% compared to $3.84 in the same prior year period. Adjusted net income increased primarily due to gross profit increases from sales growth and pricing and sourcing initiatives, and benefits from our global restructuring program and cost actions, which are discussed above in more detail.
North America Automotive
North America Automotive EBITDA increased $12 million, or 6.0% for the three months ended June 30, 2026, driven by the following factors. North America Automotive segment sales grew $93 million, or 3.8%, primarily driven by a 2.6% increase in comparable sales and a 1.3% benefit from acquisitions. Gross profit increased $32 million, or 3.3%, primarily driven by higher sales and benefits from our pricing and sourcing initiatives. Operating expenses increased $20 million due to continued inflationary pressures. These cost pressures were partially offset by the continued benefits of our global restructuring and disciplined cost control initiatives.
North America Automotive EBITDA increased $21 million, or 6.1% for the six months ended June 30, 2026 driven by the following factors. North America Automotive segment sales grew $191 million, or 4.1%, driven by a 2.4% increase in comparable sales, a 1.4% benefit from acquisitions, and a 0.3% favorable impact from foreign currency and other. Gross profit increased $72 million or 3.9%, primarily due to higher sales and benefits from our pricing and sourcing initiatives. Operating expenses increased $51 million due to continued inflationary pressures. These cost pressures were partially offset by the continued benefits of our global restructuring and disciplined cost control initiatives.
For the three months ended June 30, 2026, EBITDA margin improved 20 basis points to 8.2% from 8.0% compared to the prior year period. For the six months ended June 30, 2026, EBITDA margin improved 10 basis points to 7.4% from 7.3% compared to the prior year period. Our margin expansion in both periods was driven by the benefits of disciplined headcount management and our on-going cost control initiatives which improved operating expense leverage on higher sales volumes, despite continued inflationary pressures and incremental expenses associated with acquired businesses. These improvements more than offset the slight contraction in gross margin in both periods, primarily due to the impact of businesses acquired after the second quarter of 2025 that operate at slightly lower gross margins.
International Automotive
International Automotive EBITDA increased $8 million, or 6.0% for the three months ended June 30, 2026 driven by the following factors. International Automotive segment sales grew $120 million, or 8.2%, driven by a 4.9% benefit from favorable foreign currency exchange, a 2.7% contribution from acquisitions, and a 0.6% increase in comparable sales. Gross profit increased $55 million, or 8.1%, in-line with the increase in sales. Operating expenses increased $47 million due to continued inflationary pressures impacting personnel costs, rent and freight. These cost pressures were partially offset by the continued benefits of our global restructuring and disciplined cost control initiatives.
International Automotive EBITDA increased $15 million, or 5.3% for the six months ended June 30, 2026 driven by the following factors. International Automotive segment sales grew $306 million, or 10.7%, driven by a 7.8% benefit from favorable foreign currency exchange, a 2.5% contribution from acquisitions, and a 0.4% increase in comparable sales. Gross profit increased $135 million, or 10.2%, in-line with the increase in sales. Operating expenses increased $120 million driven primarily by inflationary pressures impacting personnel costs, rent and freight. These cost pressures were partially offset by the continued benefits of our global restructuring and disciplined cost control initiatives.
For the three months ended June 30, 2026, EBITDA margin decreased 20 basis points to 9.4% from 9.6% compared to the prior year period. For the six months ended June 30, 2026, EBITDA margin decreased 50 basis points to 9.3% from 9.8% compared to the prior year period. The decline primarily reflects higher fuel and freight costs associated with the conflict in the Middle East, which resulted in reduced expense leverage during both periods. Gross margin was flat for the three months period and declined 20 basis points for the six months period, primarily due to the impact of businesses acquired after the second quarter of 2025 that operate at a slightly lower gross margin for the six month period. These impacts were partially offset by the continued benefits of our global restructuring and disciplined cost control initiatives.
Industrial
Industrial EBITDA increased $28 million, or 9.8%, for the three months ended June 30, 2026 driven by the following factors. Industrial segment sales increased by $159 million or 7.1%, for the three months ended June 30, 2026, primarily driven by a 6.1% increase in comparable sales and a 0.8% favorable impact of foreign currency. Gross profit increased $65 million, or 9.4%, primarily driven by higher sales and benefits from our pricing and sourcing initiatives.
Industrial EBITDA increased $64 million, or 11.2%, for the six months ended June 30, 2026 driven by the following factors. Industrial segment sales increased by $275 million, or 6.2%, for the six months ended June 30, 2026, primarily driven by a 5.0% increase in comparable sales and a 1.0% favorable impact of foreign currency. Gross profit increased $110 million, or 8.2%, primarily driven by higher sales and benefits from our pricing and sourcing initiatives.
For the three months ended June 30, 2026, EBITDA margin improved 30 basis points to 13.1% from 12.8% compared to the prior year period. For the six months ended June 30, 2026, EBITDA margin improved 60 basis points to 13.3% from 12.7% compared to the prior year period. Our margin expansion in both periods was driven by the benefits our strategic pricing and sourcing initiatives which drove gross margin expansion of 70 and 50 basis points for the three and six month periods, respectively, and the continued benefits of our global restructuring and disciplined cost control initiatives.
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
Corporate EBITDA amounted to losses of $108 million, or 1.6% of net sales, and $227 million, or 1.8% of net sales, for the three months ended June 30, 2026 and six months ended June 30, 2026, respectively, compared to losses of $79 million, or 1.3% of net sales, and $170 million, or 1.4% of net sales, in the prior year periods. The increased losses were primarily driven by inflationary pressures impacting personnel costs and health insurance.
Other unallocated costs for both periods represent restructuring and other costs, separation costs, and acquisition and integration related costs and other. For the six months ended June 30, 2026, we incurred $134 million of restructuring and other costs and $34 million of separation costs.
EBITDA
EBITDA was $474 million for the second quarter of 2026, a decrease of 5.5% from $502 million during the same prior year period. Adjusted EBITDA was $567 million in the second quarter of 2026, an increase of 3.6% from $547 million during the same prior year period. The increase in adjusted EBITDA was primarily driven by improved segment operating performance and continued execution of strategic pricing, sourcing, and cost control initiatives
EBITDA was $895 million for the six months ended June 30, 2026, a decrease of 1.3% from $906 million during the same prior year period. Adjusted EBITDA was $1.1 billion for the six months ended June 30, 2026, an increase of 4.1% from $1.0 billion during the same prior year period. The increase in adjusted EBITDA reflects higher segment EBITDA across North America Automotive, International Automotive and Industrial, supported by comparable sales growth, acquisition contributions, strategic pricing actions and benefits from our global restructuring and cost initiatives.
Adjusted net income, adjusted diluted EPS, EBITDA and adjusted EBITDA are non-GAAP measures (see table below for reconciliations to the most directly comparable GAAP measures).
Non-GAAP Financial Measures
The following tables set forth reconciliations of net income and diluted EPS to adjusted net income and adjusted diluted EPS, respectively, to account for the impact of adjustments. We also include a reconciliation from net income to adjusted EBITDA. We believe that the presentation of adjusted net income, adjusted diluted EPS, and adjusted EBITDA, which are not calculated in accordance with GAAP, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to both management and investors that is indicative of our core operations. We consider these metrics useful to investors because they provide greater transparency into management’s view and assessment of our ongoing operating performance by removing items management believes are not representative of our operations and may distort our longer-term operating trends. For example, for the three and six months ended June 30, 2026, certain of the non-GAAP metrics contained herein exclude costs relating to our global restructuring initiative and acquisition of acquired independent automotive stores, which are one-time events that do not recur in the ordinary course of business. We believe the non-GAAP metrics included herein also enhance the comparability of our results from period to period and with our competitors, as well as to show ongoing results from operations distinct from items that are infrequent or not associated with our core operations. We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
GAAP net income	$227,558	$254,880	$416,093	$449,272

Adjustments:
Restructuring and other costs (1)	76,438	45,712	134,170	100,482
Separation costs (2)	16,169	—	33,708	—
Acquisition and integration related costs and other (3)	—	—	—	14,035
Total adjustments	92,607	45,712	167,878	114,517
Tax impact of adjustments (4)	(23,931)	(8,805)	(43,186)	(28,929)
Adjusted net income	$296,234	$291,787	$540,785	$534,860

The table below represents amounts per common share assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
GAAP diluted earnings per share	$1.65	$1.83	$3.01	$3.23

Adjustments:
Restructuring and other costs (1)	0.55	0.33	0.97	0.72
Separation costs (2)	0.12	—	0.24	—
Acquisition and integration related costs and other (3)	—	—	—	0.10
Total adjustments	0.67	0.33	1.21	0.82
Tax impact of adjustments (4)	(0.17)	(0.06)	(0.30)	(0.21)
Adjusted diluted earnings per share	$2.15	$2.10	$3.92	$3.84
Weighted average common shares outstanding – assuming dilution	137,977	139,244	138,017	139,207
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
(4)We determine the tax effect of non-GAAP adjustments by considering the tax laws and statutory income tax rates applicable in the tax jurisdictions of the underlying non-GAAP adjustments, including any related valuation allowances. For the three and six months ended June 30, 2026, we applied the statutory income tax rates to the taxable portion of all of our adjustments, which resulted in a tax impact of $24 million and $43 million, respectively.
The table below represents a reconciliation from GAAP net income to adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
GAAP net income	$227,558	$254,880	$416,093	$449,272
Depreciation and amortization	134,716	123,018	265,744	238,453
Interest expense, net	45,800	40,211	89,753	77,427
Income taxes	66,272	83,677	123,130	140,922
EBITDA	474,346	501,786	894,720	906,074
Total adjustments (1)	92,607	45,712	167,878	114,517
Adjusted EBITDA	$566,953	$547,498	$1,062,598	$1,020,591
(1)Amounts are the same as adjustments included within the adjusted net income table above.

The table below clarifies where the adjusted items are presented in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Line item:
Cost of goods sold	$5,289	$—	$5,289	$—
Selling, administrative and other expenses	16,169	—	33,708	14,035
Restructuring and other costs	71,149	45,712	128,881	100,482
Total adjustments	$92,607	$45,712	$167,878	$114,517
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
Currently, we believe that our existing lines of credit, term loan A facilities, commercial paper program, and cash generated from operations will be sufficient to fund our operations for the foreseeable future, including working capital requirements, strategic acquisitions, dividends, share repurchases, capital expenditures, scheduled debt and interest payments, and income tax obligations.
Cash Flow Activity
For the six months ended June 30, 2026, net cash provided by operating activities was $464 million, primarily driven by an improvement in working capital, partly offset by payments related to tax planning initiatives. We also had a $250 million benefit to operating cash flow from our A/R Sales Agreement. Changes in working capital can cause cash from operations to vary significantly period over period depending on factors such as the timing of customer payments, inventory purchases, vendor payments, tax payments, and fluctuations in foreign exchange rates.
During the six months ended June 30, 2026, we continued to invest in our business through strategic acquisitions and capital expenditures to broaden our product and service offerings, improve our business operations and expand our global footprint. For the six months ended June 30, 2026, we deployed $288 million for dividends, $205 million for capital expenditures, and $38 million for acquisitions. In addition, we had net proceeds of debt of approximately $204 million, which includes $339 million under our commercial paper program to support these investments.
A summary of our condensed consolidated statements of cash flows is as follows:

	Six Months Ended June 30,
(In thousands)	2026	2025	$ Change	% Change
Operating activities	$464,114	$169,115	$294,999	174.4%
Investing activities	$(228,006)	$(317,950)	$89,944	28.3%
Financing activities	$(124,163)	$102,527	$(226,690)	221.1%
Liquidity and Capital Resources
Our liquidity is supported by cash generated from operating activities and available borrowings.
On April 28, 2026, we amended our existing Syndicated Facility Agreement to establish a Term Loan A Facility in an aggregate principal amount of $500 million and a Delayed Draw Term Loan Facility in an aggregate principal amount of $500 million, each maturing on October 28, 2027.
As of June 30, 2026, total liquidity was $2.3 billion, consisting of $559 million in cash, $500 million available under the Delayed Draw Loan Facility, and $1.2 billion of available capacity under the company's $2.0 billion

Revolving Credit Agreement. This reflects $70 million drawn on the revolver and $683 million outstanding under our commercial paper program. From time to time, we may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk.
At June 30, 2026, we had $5.0 billion of total debt outstanding. Approximately $1.2 billion of this debt includes unsecured Senior Notes which contain covenants related to a maximum debt to EBITDA ratio and certain limitations on additional borrowings.
Additionally, we have an A/R Sales Agreement to sell short-term receivables from certain customer trade accounts to unaffiliated financial institutions on a revolving basis. On January 2, 2026, we amended our A/R Sales Agreement to increase the facility capacity from $1 billion to $1.25 billion and extended the agreement's maturity through January 8, 2027. We also facilitate a voluntary supply chain finance program to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. Refer to the AR Sales Agreement Footnote and the Supply Chain Finance Footnote in the Notes to Condensed Consolidated Financial Statements for more information.
We expect to be able to continue to borrow funds at reasonable rates over the long term. At June 30, 2026, our total average cost of debt was 4.01%, and we remain in compliance with all covenants connected with our borrowings. Any failure to comply with our debt covenants or restrictions could result in a default under our financing arrangements or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could create cross defaults under other debt arrangements and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings may be found in the Commitments and Contingencies Footnote in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, ITEM 1A, "Risk Factors", in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the purchases of shares of our common stock during the three months ended June 30, 2026:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2026 through April 30, 2026	457	$106.56	—	7,452,811
May 1, 2026 through May 31, 2026	109,108	$104.99	—	7,452,811
June 1, 2026 through June 30, 2026	—	$—	—	7,452,811
Totals	109,565	$105.00	—	7,452,811
(1)Consists of shares surrendered by employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of share appreciation rights and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 7.5 million shares authorized remain available to be repurchased. There were no other repurchase plans announced as of June 30, 2026.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
(a) The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	By-Laws of the Company, as amended and restated November 19, 2018 (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 19, 2018)

Exhibit 10.1	Amendment No. 7 to the Syndicated Facility Agreement, dated as of April 28, 2026 (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 28, 2026)

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer – filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer – filed herewith

Exhibit 32
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer and Chief Financial Officer – furnished herewith

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the period ended June 30, 2026 formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: July 21, 2026	/s/ Bert Nappier
Bert Nappier
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)