Form 10-Q
period 2026-09-30
GENUINE PARTS CO
filed 2026-10-20
CIK 40987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 137,864,682 shares of common stock outstanding as of October 16, 2026.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$763,151	$477,179
Trade accounts receivable, less allowance for doubtful accounts (2026 – $92,230; 2025 – $85,537)	2,619,491	2,370,939
Merchandise inventories, net	6,435,802	6,071,996
Prepaid expenses and other current assets	1,632,361	1,644,620
Total current assets	11,450,805	10,564,734
Goodwill	3,206,231	3,188,815
Other intangible assets, less accumulated amortization	1,743,938	1,855,714
Property, plant and equipment, less accumulated depreciation (2026 – $2,349,284; 2025 – $2,137,108)	2,161,387	2,172,140
Operating lease assets	2,062,454	2,084,487
Other assets	872,340	929,650
Total assets	$21,497,155	$20,795,540

Liabilities and equity
Current liabilities:
Trade accounts payable	$6,394,876	$6,051,882
Short-term borrowings	388,088	943,540
Current portion of long-term debt	250,000	353,788
Dividends payable	148,074	143,291
Other current liabilities	2,180,515	2,295,204
Total current liabilities	9,361,553	9,787,705
Long-term debt	4,472,149	3,498,423
Operating lease liabilities	1,713,902	1,739,478
Pension and other post–retirement benefit liabilities	218,787	219,270
Deferred tax liabilities	368,353	385,948
Other long-term liabilities	703,492	724,353
Equity:
Preferred stock, par value – $1 per share; authorized – 10,000,000 shares; none issued	—	—
Common stock, par value – $1 per share; authorized – 450,000,000 shares; issued and outstanding – 2026 – 137,864,682 shares; 2025 – 137,617,832 shares	137,865	137,618
Additional paid-in capital	259,505	228,370
Accumulated other comprehensive loss	(518,474)	(511,766)
Retained earnings	4,770,080	4,568,769
Total parent equity	4,648,976	4,422,991
Noncontrolling interests in subsidiaries	9,943	17,372
Total equity	4,658,919	4,440,363
Total liabilities and equity	$21,497,155	$20,795,540
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net sales	$6,521,308	$6,260,232	$19,323,199	$18,290,726
Cost of goods sold	4,037,033	3,918,830	12,029,253	11,451,252
Gross profit	2,484,275	2,341,402	7,293,946	6,839,474
Operating expenses:
Selling, administrative and other expenses	1,944,518	1,805,928	5,718,856	5,286,802
Depreciation and amortization	137,490	127,475	403,234	365,928
Provision for doubtful accounts	9,238	6,871	27,339	20,351
Restructuring and other costs	64,545	66,835	193,426	167,317
Total operating expenses	2,155,791	2,007,109	6,342,855	5,840,398
Non-operating expense (income):
Interest expense, net	45,970	40,342	135,723	117,769
Other	3,866	2,258	(2,503)	(580)
Total non-operating expense	49,836	42,600	133,220	117,189
Income before income taxes	278,648	291,693	817,871	881,887
Income taxes	54,201	65,522	177,331	206,444
Net income	$224,447	$226,171	$640,540	$675,443
Basic earnings per share	$1.63	$1.63	$4.65	$4.86
Diluted earnings per share	$1.62	$1.62	$4.64	$4.85
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$224,447	$226,171	$640,540	$675,443
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments, net of tax (expense)/benefit in 2026 — $(1,771) and $16,353; 2025 — $2,075 and $(55,033)	31,987	(14,804)	(2,693)	171,353
Pension and postretirement benefit adjustments, net of tax (expense)/benefit in 2026 — $702 and $(1,463); 2025 — $1,326 and $(3,978)	(1,929)	3,681	(4,015)	11,048
Other comprehensive income (loss), net of income taxes	30,058	(11,123)	(6,708)	182,401
Comprehensive income	$254,505	$215,048	$633,832	$857,844
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2026
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
July 1, 2026	137,859,581	$137,860	$244,572	$(548,532)	$4,692,112	$4,526,012	$17,777	$4,543,789
Net income	—	—	—	—	224,447	224,447	—	224,447
Other comprehensive loss, net of tax	—	—	—	30,058	—	30,058	—	30,058
Cash dividend declared, $1.0625 per share	—	—	—	—	(146,479)	(146,479)	—	(146,479)
Shares issued from employee incentive plans	5,101	5	(464)	—	—	(459)	—	(459)
Share-based compensation	—	—	15,397	—	—	15,397	—	15,397
Noncontrolling interest activities	—	—	—	—	—	—	(7,834)	(7,834)
September 30, 2026	137,864,682	$137,865	$259,505	$(518,474)	$4,770,080	$4,648,976	$9,943	$4,658,919

	Nine months ended September 30, 2026
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2026	137,617,832	$137,618	$228,370	$(511,766)	$4,568,769	$4,422,991	$17,372	$4,440,363
Net income					640,540	640,540	—	640,540
Other comprehensive loss, net of tax				(6,708)		(6,708)	—	(6,708)
Cash dividend declared, $3.1875 per share				—	(439,229)	(439,229)	—	(439,229)
Shares issued from employee incentive plans	246,850	247	(13,960)			(13,713)	—	(13,713)
Share-based compensation			45,095			45,095	—	45,095
Noncontrolling interest activities						—	(7,429)	(7,429)
September 30, 2026	137,864,682	$137,865	$259,505	$(518,474)	$4,770,080	$4,648,976	$9,943	$4,658,919

	Three Months Ended September 30, 2025
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
July 1, 2025	139,092,221	$139,092	$205,146	$(1,068,219)	$5,426,894	$4,702,913	$16,005	$4,718,918
Net income	—	—	—	—	226,171	226,171	—	226,171
Other comprehensive income, net of tax	—	—	—	(11,123)	—	(11,123)	—	(11,123)
Cash dividend declared, $1.03 per share	—	—	—	—	(143,271)	(143,271)	—	(143,271)
Shares issued from employee incentive plans	18,278	19	(1,081)	—	—	(1,062)	—	(1,062)
Share-based compensation	—	—	13,003	—	—	13,003	—	13,003
Noncontrolling interest activities	—	—	—	—	—	—	2,491	2,491
September 30, 2025	139,110,499	$139,111	$217,068	$(1,079,342)	$5,509,794	$4,786,631	$18,496	$4,805,127

	Nine months ended September 30, 2025
(in thousands, except share and per share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Parent Equity	Non-controlling Interests in Subsidiaries	Total Equity
January 1, 2025	138,779,664	$138,780	$196,532	$(1,261,743)	$5,263,838	$4,337,407	$14,444	$4,351,851
Net income	—	—	—	—	675,443	675,443	—	675,443
Other comprehensive income, net of tax	—	—	—	182,401	—	182,401	—	182,401
Cash dividend declared, $3.09 per share	—	—	—	—	(429,487)	(429,487)	—	(429,487)
Shares issued from employee incentive plans	330,835	331	(16,647)	—	—	(16,316)	—	(16,316)
Share-based compensation	—	—	37,183	—	—	37,183	—	37,183
Purchase of stock	—	—	—		—	—	—	—
Noncontrolling interest activities	—	—	—	—		—	4,052	4,052
September 30, 2025	139,110,499	$139,111	$217,068	$(1,079,342)	$5,509,794	$4,786,631	$18,496	$4,805,127
See accompanying Notes to Condensed Consolidated Financial Statements.

GENUINE PARTS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Operating activities:
Net income	$640,540	$675,443
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	403,234	365,928
Share-based compensation	45,095	37,183
Other operating activities, including changes in operating assets and liabilities	(272,222)	(567,865)
Net cash provided by operating activities	816,647	510,689
Investing activities:
Purchases of property, plant and equipment	(314,476)	(350,443)
Proceeds from sale of property, plant and equipment	28,070	21,085
Acquisitions of businesses	(69,450)	(181,987)
Proceeds from divestitures of businesses	6,885	59
Other investing activities	(12,105)	23,335
Net cash used in investing activities	(361,076)	(487,951)
Financing activities:
Proceeds from debt	1,291,217	44,600
Payments on debt	(997,776)	(567,368)
Net proceeds of commercial paper	44,968	886,175
Shares issued from employee incentive plans	(13,713)	(16,316)
Dividends paid	(434,446)	(420,571)
Other financing activities	(29,283)	(20,237)
Net cash used in financing activities	(139,033)	(93,717)
Effect of exchange rate changes on cash and cash equivalents	(30,566)	22,347
Net increase (decrease) in cash and cash equivalents	285,972	(48,632)
Cash and cash equivalents at beginning of period	477,179	479,991
Cash and cash equivalents at end of period	$763,151	$431,359
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
In the opinion of management, all adjustments necessary for a fair presentation of our financial results for the interim periods have been made. These adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results for the year ended December 31, 2026. We have evaluated subsequent events through the date the unaudited Condensed Consolidated Financial Statements covered by this quarterly report were issued.
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
Prepaid Expenses and Other Current Assets
The following table provides a detail of prepaid expenses and other current assets reported within the Condensed Consolidated Balance Sheets as of:

(in thousands)	September 30, 2026	December 31, 2025
Prepaid expenses	$178,335	$150,014
Consideration receivable from vendors	848,958	907,321
Other current assets	605,068	587,285
Total prepaid expenses and other current assets	$1,632,361	$1,644,620
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
The following table summarizes the classification and carrying amounts of the derivative instruments and the foreign currency denominated debt, a non-derivative financial instrument, that are designated and qualify as part of hedging relationships (in thousands):

		September 30, 2026		December 31, 2025
Instrument	Balance Sheet Location	Notional	Balance	Notional	Balance
Net investment hedges:
Forward contracts	Prepaid expenses and other current assets	$787,001	$23,447	$245,960	$7,146
Forward contracts	Other current liabilities	$979,525	$18,812	$1,633,396	$66,516
Foreign currency debt	Long-term debt	€475,000	$538,745	€475,000	$558,030

The tables below present pre-tax gains and losses related to net investment hedges:

	Gain (Loss) Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2026	2025	2026	2025
Three Months Ended September 30,
Net investment hedges:
Forward contracts	$2,788	$8,163	$5,425	$5,939
Foreign currency debt	3,895	(333)	—	—
Total	$6,683	$7,830	$5,425	$5,939

	Gain (Loss) Recognized in AOCL before Reclassifications		Gain Recognized in Interest Expense for Excluded Components
(in thousands)	2026	2025	2026	2025
Nine Months Ended September 30,
Net investment hedges:
Forward contracts	$42,423	$(144,923)	$16,863	$17,453
Foreign currency debt	19,285	(62,748)	—	—
Total	$61,708	$(207,671)	$16,863	$17,453
Fair Value of Financial Instruments
As of September 30, 2026 and December 31, 2025, the fair value of our senior unsecured notes was approximately $3.6 billion and $3.8 billion, respectively, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities.
Following the December 2025 settlement of our U.S. pension plan, we hold a short-term bond fund that is designated to fund future contributions to our U.S. defined contribution plan. The bond fund is classified as a noncurrent available-for-sale ("AFS") debt security within other assets in the Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, the fair value of the AFS debt security was $245 million and $243 million, respectively. The difference between fair value and amortized cost at each date is immaterial.
Guarantees
We guarantee the borrowings of certain independently controlled automotive parts stores and businesses (“independents”). While such borrowings of the independents are outstanding, we are required to maintain compliance with certain covenants. As of September 30, 2026, we were in compliance with all such covenants.
As of September 30, 2026, the total borrowings of the independents subject to guarantee by us were approximately $484 million. These loans generally mature over periods from one to six years. We regularly monitor the performance of these loans and the ongoing operating results, financial condition and ratings from credit rating agencies of the independents that participate in the guarantee programs. In the event that we are required to make payments in connection with these guarantees, we would obtain and liquidate certain collateral pledged by the independents (e.g., accounts receivable and inventory) to recover all or a substantial portion of the amounts paid under the guarantees. We recognize a liability equal to current expected credit losses over the lives of the loans in the guaranteed loan portfolio, based on a consideration of historical experience, current conditions, the nature and expected value of any collateral, and reasonable and supportable forecasts. To date, we have not had significant losses in connection with guarantees of independents’ borrowings and the current expected credit loss reserve is not material. As of September 30, 2026, there are no material guaranteed loans for which the borrower is experiencing financial difficulty and recovery is expected to be provided substantially through the operation or sale of the collateral.
As of September 30, 2026, we have recognized $27 million of certain assets and liabilities for the guarantees related to the independents’ borrowings. These assets and liabilities are included in other assets and other long-term liabilities in the Condensed Consolidated Balance Sheets. The liabilities relate to our noncontingent obligation to stand ready to perform under the guarantee programs and they are distinct from our current expected credit loss reserve.

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
All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our Condensed Consolidated Statement of Cash Flows. As of September 30, 2026 and December 31, 2025, the outstanding payment obligations to the financial institutions were $3.2 billion and $3.1 billion, respectively. The amount settled through the SCF program was $3.0 billion and $3.2 billion for the nine months ended September 30, 2026 and September 30, 2025, respectively.

(in thousands)	September 30, 2026
Obligations outstanding at the beginning of the period	$3,129,794
Invoices confirmed during the period	3,029,307
Confirmed invoices paid during the period	(2,963,769)
Confirmed obligations outstanding at the end of the period	$3,195,332
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
The following table summarizes basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income	$224,447	$226,171	$640,540	$675,443

Weighted average common shares outstanding	137,862	139,099	137,753	138,959
Dilutive effect of stock awards	469	307	351	298
Weighted average common shares outstanding – assuming dilution	138,331	139,406	138,104	139,257
Basic earnings per share	$1.63	$1.63	$4.65	$4.86
Diluted earnings per share	$1.62	$1.62	$4.64	$4.85

2. Segment Information
North America Automotive Segment
The following table presents a summary of our reportable North America automotive segment financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net sales	$2,540,319	$2,484,591	$7,440,587	$7,193,749
Cost of goods sold	1,546,860	1,511,467	4,548,704	4,394,276
Gross profit	993,459	973,124	2,891,883	2,799,473
Operating expenses	799,599	773,498	2,333,490	2,256,352
EBITDA	$193,860	$199,626	$558,393	$543,121

Gross margin (1)	39.1%	39.2%	38.9%	38.9%
Operating expenses as a percentage of net sales	31.5%	31.1%	31.4%	31.4%
EBITDA margin (2)	7.6%	8.0%	7.5%	7.5%
International Automotive Segment
The following table presents a summary of our reportable international automotive segment financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net sales	$1,572,392	$1,505,197	$4,746,020	$4,373,208
Cost of goods sold	839,041	823,939	2,559,391	2,373,203
Gross profit	733,351	681,258	2,186,629	2,000,005
Operating expenses	591,957	546,180	1,750,399	1,584,923
EBITDA	$141,394	$135,078	$436,230	$415,082

Gross margin (1)	46.6%	45.3%	46.1%	45.7%
Operating expenses as a percentage of net sales	37.6%	36.3%	36.9%	36.2%
EBITDA margin (2)	9.0%	9.0%	9.2%	9.5%

Industrial Segment
The following table presents a summary of our reportable industrial segment financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net sales	$2,408,597	$2,270,444	$7,136,592	$6,723,769
Cost of goods sold	1,650,337	1,583,451	4,915,130	4,683,860
Gross profit	758,260	686,993	2,221,462	2,039,909
Operating expenses	441,333	401,978	1,273,968	1,188,044
EBITDA	$316,927	$285,015	$947,494	$851,865

Gross margin (1)	31.5%	30.3%	31.1%	30.3%
Operating expenses as a percentage of net sales	18.3%	17.7%	17.9%	17.7%
EBITDA margin (2)	13.2%	12.6%	13.3%	12.7%
(1)Gross margin is gross profit as a percentage of net sales.
(2)EBITDA margin is earnings before interest, taxes, depreciation and amortization ("EBITDA") as a percentage of net sales.
Additional Information
The following table presents a reconciliation from EBITDA to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Segment EBITDA
North America Automotive	$193,860	$199,626	$558,393	$543,121
International Automotive	141,394	135,078	436,230	415,082
Industrial	316,927	285,015	947,494	851,865
Corporate EBITDA (1)	(103,521)	(93,374)	(330,859)	(263,131)
Interest expense, net	(45,970)	(40,342)	(135,723)	(117,769)
Depreciation and amortization	(137,490)	(127,475)	(403,234)	(365,928)
Other unallocated costs	(86,552)	(66,835)	(254,430)	(181,352)
Income before income taxes	278,648	291,693	817,871	881,887
Income taxes	(54,201)	(65,522)	(177,331)	(206,444)
Net Income	$224,447	$226,171	$640,540	$675,443
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

The following table presents a summary of the other unallocated costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Other unallocated costs:
Restructuring and other costs (2)	$(64,545)	$(66,835)	$(193,426)	$(167,317)
Separation costs (3)	(21,204)	—	(54,912)	—
Acquisition and integration related costs and other (4)	(803)	—	(6,092)	(14,035)
Total other unallocated costs	$(86,552)	$(66,835)	$(254,430)	$(181,352)
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
(4)Adjustment primarily reflects lease and other exit costs related to the integration of acquired independent automotive stores.
The following table presents a summary of our reportable segment total assets, as well as Corporate and other unallocated reconciling items:

	As of September 30,
(in thousands)	2026	2025
Assets:
North America Automotive	$7,043,417	$6,558,099
International Automotive	4,088,804	3,943,045
Industrial	2,932,910	2,618,383
Corporate (5)	2,481,855	2,592,092
Goodwill and other intangible assets	4,950,169	4,983,249
Total assets	$21,497,155	$20,694,868
Net property, plant and equipment:
United States	$1,284,222	$1,219,552
Europe	406,995	416,685
Canada	211,210	206,304
Australasia	257,777	247,870
Mexico	1,183	1,052
Total net property, plant and equipment	$2,161,387	$2,091,463
(5)Corporate is a reconciling category that includes our corporate offices, substantially all financing activities and any other items that are not allocated to the business segments.
The following table presents a summary of select financial information by reportable segment, as well as Corporate and other unallocated reconciling items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Depreciation and amortization:
North America Automotive	$40,932	$39,873	$122,648	$101,262
International Automotive	36,366	31,070	99,964	87,395
Industrial	11,290	11,477	33,586	30,969

Corporate	9,643	6,128	28,916	32,713
Intangible asset amortization	39,259	38,927	118,120	113,589
Total depreciation and amortization	$137,490	$127,475	$403,234	$365,928

Capital expenditures:
North America Automotive	$42,228	$27,208	$94,954	$93,691
International Automotive	26,877	48,819	99,907	114,381
Industrial	6,500	12,712	26,948	31,948
Corporate	33,480	12,882	92,667	110,423
Total capital expenditures	$109,085	$101,621	$314,476	$350,443

Net sales:
United States	$4,222,485	$4,070,051	$12,422,370	$11,915,806
Europe	1,040,294	1,020,560	3,207,844	3,006,535
Canada	547,097	519,592	1,636,964	1,530,388
Australasia	680,565	623,343	1,963,189	1,762,394
Mexico	30,867	26,686	92,832	75,603
Total net sales	$6,521,308	$6,260,232	$19,323,199	$18,290,726
Net sales are disaggregated by geographical region for each of our reportable segments, as we deem this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The following table presents disaggregated geographical net sales from contracts with customers by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
North America:
Automotive	$2,540,319	$2,484,591	$7,440,587	$7,193,749
Industrial	2,260,130	2,131,738	6,711,579	6,328,048
Total North America	$4,800,449	$4,616,329	$14,152,166	$13,521,797
Australasia:
Automotive	$532,098	$484,637	$1,538,176	$1,366,673
Industrial	148,467	138,706	425,013	395,721
Total Australasia	$680,565	$623,343	$1,963,189	$1,762,394
Europe – Automotive	$1,040,294	$1,020,560	$3,207,844	$3,006,535
Total net sales	$6,521,308	$6,260,232	$19,323,199	$18,290,726
3. Accounts Receivable Sales Agreement
Under our accounts receivable sales agreement (the "A/R Sales Agreement"), we continuously sell designated pools of receivables as they are originated by us and certain U.S. subsidiaries to a separate bankruptcy-remote special purpose entity (“SPE”). On January 2, 2026, we amended our A/R Sales Agreement to increase the facility capacity from $1 billion to $1.25 billion and extended the agreement's maturity through January 8, 2027. As a result, we received a benefit to cash from operations of approximately $250 million during the first quarter of 2026.
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

The total principal amount outstanding of receivables sold is approximately $1.25 billion and $1.0 billion as of September 30, 2026 and December 31, 2025, respectively. The amount of receivables pledged as collateral as of September 30, 2026 and December 31, 2025 is approximately $1.6 billion and $1.5 billion, respectively.
The following table summarizes the activity and amounts outstanding under the A/R Sales Agreement as of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Receivables sold to the financial institutions and derecognized	$2,583,381	$2,080,791	$7,201,058	$6,290,194
Cash collected on sold receivables	$2,583,379	$2,080,791	$6,951,071	$6,290,181
Continuous cash activity related to the A/R Sales Agreement is reflected in net cash provided by (used in) operating activities in the Condensed Consolidated Statements of Cash Flows. The SPE incurs fees due to unaffiliated financial institutions related to the accounts receivable sales transactions. Those fees, which totaled $36 million and $39 million for the nine months ended September 30, 2026 and 2025, respectively, are recorded within other non-operating expense (income) in the Condensed Consolidated Statements of Income. The SPE has a recourse obligation to repurchase from the unaffiliated financial institutions any previously sold receivables that are not collected due to the occurrence of certain events, including credit quality deterioration and customer sales returns. The reserve recognized for this recourse obligation as of September 30, 2026 and December 31, 2025 is not material. The servicing liability related to our collection services also is not material, given the high quality of the customers underlying the receivables and the anticipated short collection period.
4. Debt
Unsecured Revolving Credit Facility
On October 30, 2020, we entered into a $1.5 billion Syndicated Facility Agreement (as amended, the "Unsecured Revolving Credit Facility"). On March 20, 2025, we amended the Unsecured Revolving Credit Facility to expand the borrowing capacity from $1.5 billion to $2.0 billion and extend the maturity date to March 20, 2030. We had no outstanding borrowings under the Unsecured Revolving Credit Facility as of September 30, 2026 and $600 million outstanding as of December 31, 2025.
Term Loan A Facilities
On April 28, 2026, we amended our Unsecured Revolving Credit Facility to establish an initial Term Loan A Facility in an aggregate principal amount of $500 million and a Delayed Draw Term Loan Facility in an aggregate principal amount of $500 million (together, the “Term Loan A Facilities”). The Term Loan A Facilities mature on October 28, 2027. As of September 30, 2026, the Term Loan A Facilities were fully drawn, with an aggregate outstanding balance of $1.0 billion.
Commercial Paper Program
On November 29, 2023, we established a commercial paper program that allows us to issue unsecured commercial paper notes up to $1.5 billion outstanding. We amended our commercial paper program on March 27, 2025 to expand the maximum borrowing capacity from $1.5 billion to $2.0 billion. The maturities of the commercial paper notes vary but may not exceed 364 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and rank pari passu with unsecured and unsubordinated indebtedness. The notes are issued at par less a discount representing an interest factor or, if interest bearing, at par. We had $389 million outstanding under our commercial paper program as of September 30, 2026 and $343 million outstanding borrowings as of December 31, 2025, presented in short-term borrowings on the Condensed Consolidated Balance Sheet.
Covenants
Certain borrowings require us to comply with a financial covenant with respect to a maximum debt to EBITDA ratio. At September 30, 2026, we were in compliance with all such covenants.
5. Acquisitions
We acquired several businesses for approximately $82 million and $295 million, which includes certain non-cash consideration and is net of cash acquired, during the nine months ended September 30, 2026 and September 30, 2025, respectively. For each acquisition, we allocate the purchase price to the assets acquired and the liabilities assumed based on their fair values as of their respective acquisition dates. We recorded approximately

$44 million of goodwill and other intangible assets associated with the acquisitions during the nine months ended September 30, 2026. Other intangible assets acquired of $17 million during the nine months ended September 30, 2026 consisted of customer relationships with weighted average amortization lives of 20 years. The results of operations for acquired businesses are included in our Condensed Consolidated Statements of Income beginning on their respective acquisition dates.
6. Accumulated Other Comprehensive Loss
The following tables present the changes in AOCL by component for the nine months ended September 30:

	Changes in Accumulated Other Comprehensive Loss by Component, Net of Income Taxes
(in thousands)	Pension and Other Post-Retirement Benefits	Foreign Currency Translation	Total
Beginning balance, January 1, 2026	$(39,893)	$(471,873)	$(511,766)
Other comprehensive income (loss) before reclassifications	(4,555)	(2,693)	(7,248)
Amounts reclassified from accumulated other comprehensive loss	540	—	540
Other comprehensive income (loss), net of income taxes	(4,015)	(2,693)	(6,708)
Ending balance, September 30, 2026	$(43,908)	$(474,566)	$(518,474)

	Changes in Accumulated Other Comprehensive Loss by Component, Net of Income Taxes
(in thousands)	Pension and Other Post-Retirement Benefits	Foreign Currency Translation	Total
Beginning balance, January 1, 2025	$(581,000)	$(680,743)	$(1,261,743)
Other comprehensive income before reclassifications	—	171,353	171,353
Amounts reclassified from accumulated other comprehensive loss	11,048	—	11,048
Other comprehensive income, net of income taxes	11,048	171,353	182,401
Ending balance, September 30, 2025	$(569,952)	$(509,390)	$(1,079,342)
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
We have 3,741 pending asbestos lawsuits as of September 30, 2026. The amount accrued for pending and future claims was $281 million as of September 30, 2026, which represented our best estimate of the liability within our calculated range of $223 million to $345 million, discounted using a discount rate of 5.29%. The amount accrued for pending and future claims was $317 million as of December 31, 2025, which represented our best estimate of the liability within our calculated range of $258 million to $397 million, discounted using a discount rate of 4.18%. Our undiscounted product liability was $362 million and $398 million as of September 30, 2026 and December 31, 2025, respectively. There have been no significant developments to the information presented in our 2025 Annual Report on Form 10-K with respect to litigation or commitments and contingencies.
We hold insurance policies that cover some asbestos settlements and defense costs. Annually, we conduct an insurance exhaustion study to model expected recoveries for pending and future claims, and we adjust the insurance receivable balance to reflect the present value of these recoveries. Our receivable for estimated insurance recoveries related to pending and future claims was $34 million and $38 million as of September 30, 2026 and December 31, 2025, respectively.
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
Tariffs
On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act. The financial impact of this ruling remains subject to ongoing administrative processes, including the extent and timing of refunds from U.S. Customs and Border Protection (“CBP”). Our exposure as the importer of record represents less than 0.5% of our total purchases. Subsequent to the ruling, we submitted refund claims related to these tariffs. The claims submitted and refunds received through September 30, 2026 were not material to our condensed consolidated financial statements.
8. Restructuring and Other Costs
In February 2024, we approved and initiated a global restructuring initiative designed to better align our assets and further improve the efficiency of the business. The initiative was approved and funded by our corporate office and therefore these costs are not allocated to our segments.
We incurred $193 million and $167 million in restructuring and other costs for the nine months ended September 30, 2026 and September 30, 2025, respectively. The tables below summarize the activity related to the global restructuring initiative.

(in thousands)	Severance and other employee costs	Other restructuring costs (1)	Total
Liability as of January 1, 2026	$17,988	$709	$18,697
Restructuring and other costs	32,211	161,215	193,426
Cash payments	(29,489)	(146,767)	(176,256)
Non-cash charges	—	(14,768)	(14,768)
Translation	(269)	(8)	(277)
Liability as of September 30, 2026	$20,441	$381	$20,822
(1)Amount includes professional fees, accelerated rent, facility closure costs, moving expenses and asset impairment costs. Amount excludes a $6 million non-cash charge reflected in cost of goods sold for inventory liquidated rather than moved during facility consolidation in connection with the restructuring.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes contained herein and with the audited Consolidated Financial Statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results for the year ended December 31, 2026.
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
For the nine months ended September 30, 2026, we conducted business in North America, Europe and Australasia from more than 10,800 locations. Our Automotive businesses operated in the U.S., Canada, France, the U.K., Ireland, Germany, Poland, the Netherlands, Belgium, Spain, Portugal, Australia and New Zealand and accounted for 63% of total revenues for the nine months ended September 30, 2026. Our Industrial business operated in the U.S., Canada, Mexico, Australia, New Zealand, Indonesia and Singapore and accounted for 37% of total revenues during this period.
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
Middle East Geopolitical Developments
We are closely monitoring geopolitical tensions in the Middle East, including the ongoing conflict involving the United States and Iran, and related regional instability. The conflict has and could continue to lead to significant disruption of fuel and energy supplies and increases in global fuel prices, heightened inflationary pressures, disruptions in global supply chains and adverse impacts on customer spending patterns. While we have no operations in the Middle East, we did experience an increase in fuel and related supply chain costs attributable to the conflict, including higher freight costs, primarily in our International Automotive segment. We continue to evaluate and take actions to mitigate any impacts on our business, results of operations and financial condition. The ongoing effects of the conflict remain uncertain.
Tariffs and Other Trade Policy Matters
We continue to monitor the global trade environment, including tariffs on merchandise inventories sourced directly or indirectly from several countries, such as China, Canada, and Mexico, and their impact on our operations. During the nine months ended September 30, 2026, tariffs continued to drive higher product costs and customer pricing, impacting our gross margin and SG&A expenses. We continue to manage these challenges through strategic pricing and sourcing initiatives, leveraging global supplier relationships and technology tools.
On February 20, 2026, the U.S. Supreme Court issued a decision invalidating certain tariffs imposed under the International Emergency Economic Powers Act. The financial impact of this ruling remains subject to ongoing administrative processes, including the extent and timing of refunds from U.S. Customs and Border Protection ("CBP"). Our exposure as the importer of record represents less than 0.5% of our total purchases. Subsequent to the ruling, we submitted refund claims related to these tariffs. The claims submitted and refunds received through September 30, 2026 were not material to our condensed consolidated financial statements. While we continue to take steps to manage tariff-related cost pressures, these actions may not fully offset increased costs in future periods.

Results of Operations
Our third quarter performance continued to reflect solid sales across our business segments and benefits from our global restructuring initiatives, despite a challenging operating environment. Net sales increased 4.2%, with comparable sales growth across all segments, along with contributions from acquisitions and foreign currency. During the third quarter, we incurred restructuring and other costs and costs associated with our planned separation, which contributed to a 0.8% decline in net income. Excluding these items, adjusted net income increased 3.8%, driven by higher gross profit from increased sales, pricing and sourcing initiatives, and benefits from our global restructuring program.
Our results of operations are summarized below for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026		2025
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$6,521,308	100.0%	$6,260,232	100.0%	$261,076	4.2%
Cost of goods sold	4,037,033	61.9%	3,918,830	62.6%	118,203	3.0%
Gross profit	2,484,275	38.1%	2,341,402	37.4%	142,873	6.1%
Operating expense:
Selling, administrative and other expenses	1,944,518	29.8%	1,805,928	28.8%	138,590	7.7%
Depreciation and amortization	137,490	2.1%	127,475	2.0%	10,015	7.9%
Provision for doubtful accounts	9,238	0.1%	6,871	0.1%	2,367	34.4%
Restructuring and other costs	64,545	1.0%	66,835	1.1%	(2,290)	(3.4)%
Total operating expense	2,155,791	33.1%	2,007,109	32.1%	148,682	7.4%
Non-operating (income) expense:
Interest expense, net	45,970	0.7%	40,342	0.6%	5,628	14.0%
Other	3,866	0.1%	2,258	—%	1,608	71.2%
Total non-operating expense	49,836	0.8%	42,600	0.7%	7,236	17.0%
Income before income taxes	278,648	4.3%	291,693	4.7%	(13,045)	(4.5)%
Income taxes	54,201	0.8%	65,522	1.0%	(11,321)	(17.3)%
Net income	$224,447	3.4%	$226,171	3.6%	$(1,724)	(0.8)%

	Three Months Ended September 30,
(in thousands, except per share data)	2026	2025	$ Change	% Change
Diluted EPS	$1.62	$1.62	$—	—%
Adjusted diluted EPS	$2.07	$1.98	$0.09	4.5%
North America Automotive segment EBITDA	$193,860	$199,626	$(5,766)	(2.9)%
International Automotive segment EBITDA	$141,394	$135,078	$6,316	4.7%
Industrial segment EBITDA	$316,927	$285,015	$31,912	11.2%
Corporate EBITDA	$(103,521)	$(93,374)	$(10,147)	10.9%
Total adjusted EBITDA	$548,660	$526,345	$22,315	4.2%
North America Automotive segment EBITDA margin	7.6%	8.0%
International Automotive segment EBITDA margin	9.0%	9.0%
Industrial segment EBITDA margin	13.2%	12.6%
Corporate EBITDA margin	(1.6)%	(1.5)%
Total adjusted EBITDA margin	8.4%	8.4%

	Nine Months Ended September 30,
	2026		2025
(in thousands)	$	% of Sales	$	% of Sales	$ Change	% Change
Net sales	$19,323,199	100.0%	$18,290,726	100.0%	$1,032,473	5.6%
Cost of goods sold	12,029,253	62.3%	11,451,252	62.6%	578,001	5.0%
Gross profit	7,293,946	37.7%	6,839,474	37.4%	454,472	6.6%
Operating expense:
Selling, administrative and other expenses	5,718,856	29.6%	5,286,802	28.9%	432,054	8.2%
Depreciation and amortization	403,234	2.1%	365,928	2.0%	37,306	10.2%
Provision for doubtful accounts	27,339	0.1%	20,351	0.1%	6,988	34.3%
Restructuring and other costs	193,426	1.0%	167,317	0.9%	26,109	15.6%
Total operating expense	6,342,855	32.8%	5,840,398	31.9%	502,457	8.6%
Non-operating (income) expense:
Interest expense, net	135,723	0.7%	117,769	0.6%	17,954	15.2%
Other	(2,503)	—%	(580)	—%	(1,923)	331.6%
Total non-operating expense	133,220	0.7%	117,189	0.6%	16,031	13.7%
Income before income taxes	817,871	4.2%	881,887	4.8%	(64,016)	(7.3)%
Income taxes	177,331	0.9%	206,444	1.1%	(29,113)	(14.1)%
Net income	$640,540	3.3%	$675,443	3.7%	$(34,903)	(5.2)%

	Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	$ Change	% Change
Diluted EPS	$4.64	$4.85	$(0.21)	(4.3)%
Adjusted diluted EPS	$5.99	$5.82	$0.17	2.9%
North America Automotive segment EBITDA	$558,393	$543,121	$15,272	2.8%
International Automotive segment EBITDA	$436,230	$415,082	$21,148	5.1%
Industrial segment EBITDA	$947,494	$851,865	$95,629	11.2%
Corporate EBITDA	$(330,859)	$(263,131)	$(67,728)	25.7%
Total adjusted EBITDA	$1,611,258	$1,546,937	$64,321	4.2%
North America Automotive segment EBITDA margin	7.5%	7.5%
International Automotive segment EBITDA margin	9.2%	9.5%
Industrial segment EBITDA margin	13.3%	12.7%
Corporate EBITDA margin	(1.7)%	(1.4)%
Total adjusted EBITDA margin	8.3%	8.5%
Net Sales
For the three months ended September 30, 2026, net sales increased 4.2% compared to 2025. The increase was driven by a 2.9% increase in comparable sales, a 0.9% benefit from acquisitions, and a 0.5% benefit from favorable impact of foreign currency and other.
For the nine months ended September 30, 2026, net sales increased 5.6% compared to 2025. We experienced a 2.9% increase in comparable sales, a 1.7% benefit from favorable impact of foreign currency and other, and a 1.1% benefit from acquisitions.
Our comparable sales growth in both periods reflected pricing benefits and gains from our strategic initiatives. We estimate that comparable sales for both periods benefited from approximately 2.5% of price inflation, including tariff related impacts.
North America Automotive
Net sales for the three months ended September 30, 2026, for North America Automotive were $2.5 billion, an increase of 2.2% from 2025. The increase is primarily attributable to a 1.7% increase in comparable sales and a 1.1% increase from acquisitions, offset by a 0.6% unfavorable impact of foreign currency and other.
Net sales for the nine months ended September 30, 2026, for North America Automotive were $7.4 billion, an increase of $247 million, or 3.4%, from 2025. The increase is primarily attributable to a 2.2% increase in comparable sales and a 1.3% increase from acquisitions. Impacts from foreign currency and other were relatively flat.
Our sales growth within North America Automotive reflected favorable execution in company-owned operations and strong contributions from our stores that were acquired over the last twelve months, which enhanced our ability to reach and serve our customers.
International Automotive
Net sales for the three months ended September 30, 2026 for International Automotive were $1.6 billion, an increase of 4.5% from 2025. The increase is attributable to a 1.7% increase from acquisitions, 1.7% favorable foreign exchange impact, and a 1.1% increase in comparable sales.
Net sales for the nine months ended September 30, 2026 for International Automotive were $4.7 billion, an increase of 8.5% from 2025. The increase is attributable to a 5.5% favorable foreign exchange impact, a 2.1% increase from acquisitions and a 0.9% increase in comparable sales.
Industrial
Net sales for the three months ended September 30, 2026 for Industrial were $2.4 billion, an increase of 6.1% compared to 2025. The increase in sales primarily reflects a 5.5% increase in comparable sales and a 0.5% favorable impact from foreign exchange.

Net sales for the nine months ended September 30, 2026 for Industrial were $7.1 billion, an increase of 6.1% compared to 2025. The increase in sales primarily reflects a 5.1% increase in comparable sales and a 0.8% favorable impact from foreign exchange.
During the third quarter of 2026, economic activity in the U.S. manufacturing sector, measured by PMI, continued its run of expansion, with eight of the first nine months of 2026 reflecting expansion; supporting sales demand in our Industrial segment.
Gross Profit and Gross Margin
Gross profit increased $143 million, or 6.1%, with gross margin increasing approximately 70 basis points to 38.1% during the three months ended September 30, 2026, compared to the same prior year period. Gross profit increased $454 million, or 6.6%, with gross margin increasing approximately 30 basis points to 37.7% during the nine months ended September 30, 2026, compared to the same prior year period. The increases in gross profit are primarily driven by increased sales, and our margin expansion reflects our ongoing pricing and sourcing initiatives, partially offset by the impact of tariffs and Middle East conflict-driven inflation in product costs.
Selling, Administrative and Other Expenses
SG&A expenses increased $139 million, or 7.7%, during the three months ended September 30, 2026 compared to the same prior year period, and, as a percentage of sales, increased 100 basis points.
SG&A expenses increased $432 million, or 8.2%, during the nine months ended September 30, 2026 compared to the same prior year period, and, as a percentage of sales, increased 70 basis points.
SG&A expenses increased in both periods primarily due to higher salaries and wages, freight, healthcare, rent, and IT costs, as well as additional operating expenses associated with recent acquisitions. In addition, SG&A expenses increased due to foreign currency exchange impacts of approximately $10 million and $110 million for the three and nine months ended September 30, 2026, respectively. We also incurred costs of $21 million and $55 million related to the planned separation of our Global Automotive and Global Industrial businesses for the three and nine months ended September 30, 2026, respectively.
As a percentage of net sales, SG&A increased approximately 100 basis points for the three month period and approximately 70 basis points for the nine-month period primarily due to inflationary pressures on freight, healthcare, rent, ongoing planned investments in technology, and separation costs. Separation costs contributed 30 basis points of the SG&A increase as a percentage of net sales for the three and nine months ended September 30, 2026.
In response to ongoing inflationary cost pressures, during the nine months ended September 30, 2026, we continued our targeted cost-control initiatives, including reductions in discretionary travel and the strategic deferral of select technology and other projects.
Restructuring and Other Costs
As part of our global restructuring plan, which was approved and initiated in February 2024, we incurred $65 million and $193 million associated with facility closures and additional severance costs during the three and nine months ended September 30, 2026, respectively. For additional details, refer to the Restructuring and Other Costs Footnote in the Notes to Condensed Consolidated Financial Statements.
Depreciation and Amortization
Depreciation and amortization expenses increased $10 million and $37 million for the three and nine months ended September 30, 2026, respectively, related to planned investments in technology and supply chain initiatives.
Non-Operating Expenses and Income
We incurred $50 million in net non-operating expense during the third quarter of 2026, a $7 million change from $43 million in net non-operating expense in the prior year period. We incurred $133 million in net non-operating expense during the nine months ended September 30, 2026, a $16 million change from $117 million in net non-operating expense in the prior year period. This category primarily includes net interest expense, investment income, foreign currency gains and losses, and fees associated with our Accounts Receivable Sales Agreement ("A/R Sales Agreement").
Income Taxes
Our effective income tax rates were 19.5% and 22.5% for three months ended September 30, 2026 and 2025, respectively. Our effective income tax rates were 21.7% and 23.4% for nine months ended September 30, 2026 and

2025, respectively. The rate decreases in both periods were primarily driven by renewable energy investments tax credits, tax benefits associated with foreign tax credits, as well as the impact of the mix of foreign and domestic income.
Net Income, Adjusted Net Income and Segment EBITDA
Net income was $224 million for the three months ended September 30, 2026, a decrease of 0.8% compared to $226 million during the third quarter of 2025. Diluted earnings per share ("EPS") was $1.62 for the third quarter of 2026, unchanged compared to $1.62 during the prior year period.
Net income was $641 million for the nine months ended September 30, 2026, a decrease of 5.2% compared to $675 million during the same prior year period. Diluted earnings per share ("EPS") was $4.64 for the nine months ended September 30, 2026, down 4.3% compared to $4.85 during the same prior year period.
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
Adjusted net income was $286 million for the three months ended September 30, 2026, an increase of 3.8% compared to the same prior year period. On a per share basis, adjusted net income was $2.07, an increase of 4.5% compared to $1.98 in the same prior year period. Adjusted net income was $827 million for the nine months ended September 30, 2026, an increase of 2.0% compared to the same prior year period. On a per share basis, adjusted net income was $5.99, an increase of 2.9% compared to $5.82 in the same prior year period. Adjusted net income increased in both periods primarily due to gross profit increases from sales growth, our pricing and sourcing initiatives, and benefits from our global restructuring program and cost actions, which are discussed above in more detail.
North America Automotive
North America Automotive EBITDA decreased $6 million, or 2.9% for the three months ended September 30, 2026, driven by the following factors. North America Automotive segment sales grew $56 million, or 2.2%, primarily driven by a 1.7% increase in comparable sales and a 1.1% benefit from acquisitions. Gross profit increased $20 million, or 2.1%, primarily driven by higher sales and benefits from our pricing and sourcing initiatives. Operating expenses increased $26 million due to continued inflationary pressures in freight, healthcare, wages and rent expenses. These cost pressures were partially offset by the continued benefits of our global restructuring and disciplined cost control initiatives.
North America Automotive EBITDA increased $15 million, or 2.8% for the nine months ended September 30, 2026 driven by the following factors. North America Automotive segment sales grew $247 million, or 3.4%, driven by a 2.2% increase in comparable sales and a 1.3% benefit from acquisitions. Gross profit increased $92 million or 3.3%, primarily due to higher sales and benefits from our pricing and sourcing initiatives. Operating expenses increased $77 million due to continued inflationary pressures in freight, healthcare, wages and rent expenses. These cost pressures were partially offset by the continued benefits of our global restructuring and disciplined cost control initiatives.
For the three months ended September 30, 2026, EBITDA margin decreased 40 basis points to 7.6% from 8.0% compared to the prior year period. Our margin compression was largely driven by continued inflationary pressures and incremental expenses associated with acquired businesses, coupled with slight contraction in gross margin, primarily due to the impact of businesses acquired after the third quarter of 2025 that operate at slightly lower gross margins. For the nine months ended September 30, 2026, EBITDA margin was flat at 7.5% compared to the prior year period.
International Automotive
International Automotive EBITDA increased $6 million, or 4.7% for the three months ended September 30, 2026 driven by the following factors. International Automotive segment sales grew $67 million, or 4.5%, driven by a 1.7% benefit from favorable foreign currency exchange and a 1.7% contribution from acquisitions, and a 1.1% increase in comparable sales. Gross profit increased $52 million, or 7.6%, primarily impacted by higher sales and the positive impact on our pricing and sourcing initiatives. Operating expenses increased $46 million due to continued inflationary pressures impacting personnel costs, rent and freight. These cost pressures were partially offset by the continued benefits of our global restructuring and disciplined cost control initiatives.

International Automotive EBITDA increased $21 million, or 5.1% for the nine months ended September 30, 2026 driven by the following factors. International Automotive segment sales grew $373 million, or 8.5%, driven by a 5.5% benefit from favorable foreign currency exchange, a 2.1% contribution from acquisitions, and a 0.9% increase in comparable sales. Gross profit increased $187 million, or 9.3%, in-line with the increase in sales. Operating expenses increased $165 million driven primarily by inflationary pressures impacting personnel costs, rent and freight. These cost pressures were partially offset by the continued benefits of our global restructuring and disciplined cost control initiatives.
For the three months ended September 30, 2026, EBITDA margin was flat at 9.0% compared to the prior year period. Our gross margin increased 130 basis points, primarily driven by higher sales and benefits from our pricing and sourcing initiatives. These gains were offset by higher fuel and freight costs associated with the conflict in the Middle East, which resulted in reduced expense leverage during the period.
For the nine months ended September 30, 2026, EBITDA margin decreased 30 basis points to 9.2% from 9.5% compared to the prior year period. The decline primarily reflects higher fuel and freight costs associated with the conflict in the Middle East, which resulted in reduced expense leverage during both periods. Our higher sales and benefits from our pricing and sourcing initiatives drove an increase of 40 basis points in gross margin that partially offset the increase in operating expenses.
Industrial
Industrial EBITDA increased $32 million, or 11.2%, for the three months ended September 30, 2026 driven by the following factors. Industrial segment sales increased by $138 million or 6.1%, for the three months ended September 30, 2026, primarily driven by a 5.5% increase in comparable sales and a 0.5% positive impact from foreign currency. Gross profit increased $71 million, or 10.4%, primarily driven by higher sales and benefits from our pricing and sourcing initiatives.
Industrial EBITDA increased $96 million, or 11.2%, for the nine months ended September 30, 2026 driven by the following factors. Industrial segment sales increased by $413 million, or 6.1%, for the nine months ended September 30, 2026, primarily driven by a 5.1% increase in comparable sales and a 0.8% positive impact from foreign currency. Gross profit increased $182 million, or 8.9%, primarily driven by higher sales and benefits from our pricing and sourcing initiatives.
For the three months ended September 30, 2026, EBITDA margin improved 60 basis points to 13.2% from 12.6% compared to the prior year period. For the nine months ended September 30, 2026, EBITDA margin improved 60 basis points to 13.3% from 12.7% compared to the prior year period. Our margin expansion in both periods was driven by the benefits our strategic pricing and sourcing initiatives which drove gross margin expansion of 120 and 80 basis points for the three and nine month periods, respectively, and the continued benefits of our global restructuring and disciplined cost control initiatives.
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
Corporate EBITDA amounted to losses of $104 million, or 1.6% of net sales, and $331 million, or 1.7% of net sales, for the three months ended September 30, 2026 and nine months ended September 30, 2026, respectively, compared to losses of $93 million, or 1.5% of net sales, and $263 million, or 1.4% of net sales, in the prior year periods. The increased losses were primarily driven by inflationary pressures impacting personnel costs and health insurance.
Other unallocated costs for both periods represent restructuring and other costs, separation costs, and acquisition and integration related costs and other. For the nine months ended September 30, 2026, we incurred $193 million of restructuring and other costs and $55 million of separation costs.
EBITDA
EBITDA was $462 million for the third quarter of 2026, an increase of 0.6% from $460 million during the same prior year period. Adjusted EBITDA was $549 million in the third quarter of 2026, an increase of 4.2% from $526 million during the same prior year period. The increase in adjusted EBITDA was primarily driven by improved segment operating performance and continued execution of strategic pricing, sourcing, and cost control initiatives.

EBITDA was $1.4 billion for the nine months ended September 30, 2026, a decrease of 0.6% from $1.4 billion during the same prior year period. Adjusted EBITDA was $1.6 billion for the nine months ended September 30, 2026, an increase of 4.2% from $1.5 billion during the same prior year period. The increase in adjusted EBITDA reflects higher segment EBITDA across North America Automotive, International Automotive and Industrial, supported by comparable sales growth, acquisition contributions, strategic pricing actions and benefits from our global restructuring and cost initiatives.
Adjusted net income, adjusted diluted EPS, EBITDA and adjusted EBITDA are non-GAAP measures (see table below for reconciliations to the most directly comparable GAAP measures).
Non-GAAP Financial Measures
The following tables set forth reconciliations of net income and diluted EPS to adjusted net income and adjusted diluted EPS, respectively, to account for the impact of adjustments. We also include a reconciliation from net income to adjusted EBITDA. We believe that the presentation of adjusted net income, adjusted diluted EPS, and adjusted EBITDA, which are not calculated in accordance with GAAP, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to both management and investors that is indicative of our core operations. We consider these metrics useful to investors because they provide greater transparency into management’s view and assessment of our ongoing operating performance by removing items management believes are not representative of our operations and may distort our longer-term operating trends. For example, for the three and nine months ended September 30, 2026, certain of the non-GAAP metrics contained herein exclude costs relating to our global restructuring initiative, our planned separation and our acquisition and integration of acquired independent automotive stores, which are one-time events that do not recur in the ordinary course of business. We believe the non-GAAP metrics included herein also enhance the comparability of our results from period to period and with our competitors, as well as to show ongoing results from operations distinct from items that are infrequent or not associated with our core operations. We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
GAAP net income	$224,447	$226,171	$640,540	$675,443

Adjustments:
Restructuring and other costs (1)	64,545	66,835	193,426	167,317
Separation costs (2)	21,204	—	54,912	—
Acquisition and integration related costs and other (3)	803	—	6,092	14,035
Total adjustments	86,552	66,835	254,430	181,352
Tax impact of adjustments (4)	(25,053)	(17,411)	(68,239)	(46,340)
Adjusted net income	$285,946	$275,595	$826,731	$810,455

The table below represents amounts per common share assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
GAAP diluted earnings per share	$1.62	$1.62	$4.64	$4.85

Adjustments:
Restructuring and other costs (1)	0.47	0.48	1.40	1.20
Separation costs (2)	0.15	—	0.40	—
Acquisition and integration related costs and other (3)	0.01	—	0.04	0.10
Total adjustments	0.63	0.48	1.84	1.30
Tax impact of adjustments (4)	(0.18)	(0.12)	(0.49)	(0.33)
Adjusted diluted earnings per share	$2.07	$1.98	$5.99	$5.82
Weighted average common shares outstanding – assuming dilution	138,331	139,406	138,104	139,257
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
(4)We determine the tax effect of non-GAAP adjustments by considering the tax laws and statutory income tax rates applicable in the tax jurisdictions of the underlying non-GAAP adjustments, including any related valuation allowances. For the three and nine months ended September 30, 2026, we applied the statutory income tax rates to the taxable portion of all of our adjustments, which resulted in a tax impact of $25 million and $68 million, respectively.
The table below represents a reconciliation from GAAP net income to adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
GAAP net income	$224,447	$226,171	$640,540	$675,443
Depreciation and amortization	137,490	127,475	403,234	365,928
Interest expense, net	45,970	40,342	135,723	117,769
Income taxes	54,201	65,522	177,331	206,444
EBITDA	462,108	459,510	1,356,828	1,365,584
Total adjustments (1)	86,552	66,835	254,430	181,352
Adjusted EBITDA	$548,660	$526,345	$1,611,258	$1,546,936
(1)Amounts are the same as adjustments included within the adjusted net income table above.

The table below clarifies where the adjusted items are presented in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Line item:
Cost of goods sold	$803	$—	$6,092	$—
Selling, administrative and other expenses	21,204	—	54,912	14,035
Restructuring and other costs	64,545	66,835	193,426	167,317
Total adjustments	$86,552	$66,835	$254,430	$181,352
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
Cash Flow Activity
For the nine months ended September 30, 2026, net cash provided by operating activities was $817 million. The increase in net cash provided by operating activities as compared to the prior year period is primarily driven by an improvement in working capital, partly offset by payments related to tax planning initiatives. We also had a $250 million benefit to operating cash flow from our A/R Sales Agreement. Changes in working capital can cause cash from operations to vary significantly period over period depending on factors such as the timing of customer payments, inventory purchases, vendor payments, tax payments, and fluctuations in foreign exchange rates.
During the nine months ended September 30, 2026, we continued to invest in our business through strategic acquisitions and capital expenditures to broaden our product and service offerings, improve our business operations and expand our global footprint. For the nine months ended September 30, 2026, we deployed $434 million for dividends, $314 million for capital expenditures, and $69 million for acquisitions. In addition, we had net proceeds of debt of approximately $338 million, which includes $45 million under our commercial paper program to support these investments.
A summary of our condensed consolidated statements of cash flows is as follows:

	Nine Months Ended September 30,
(In thousands)	2026	2025	$ Change	% Change
Operating activities	$816,647	$510,689	$305,958	59.9%
Investing activities	$(361,076)	$(487,951)	$126,875	26.0%
Financing activities	$(139,033)	$(93,717)	$(45,316)	(48.4)%
Liquidity and Capital Resources
Our liquidity is supported by cash generated from operating activities and available borrowings.
On April 28, 2026, we amended our existing Syndicated Facility Agreement to establish a Term Loan A Facility in an aggregate principal amount of $500 million and a Delayed Draw Term Loan Facility in an aggregate principal amount of $500 million, each maturing on October 28, 2027. As of September 30, 2026 both facilities were fully drawn.
As of September 30, 2026, total liquidity was $2.4 billion, consisting of $0.8 billion in cash, and $1.6 billion of available capacity under our $2.0 billion Unsecured Revolving Credit Facility, which reflects $389 million outstanding under our commercial paper program. From time to time, we may enter into other credit facilities or financing arrangements to provide additional liquidity and to manage against foreign currency risk.
At September 30, 2026, we had $5.1 billion of total debt outstanding. Approximately $1.2 billion of this debt includes unsecured Senior Notes which contain covenants related to a maximum debt to EBITDA ratio and certain limitations on additional borrowings.
Additionally, we have an A/R Sales Agreement to sell short-term receivables from certain customer trade accounts to unaffiliated financial institutions on a revolving basis. On January 2, 2026, we amended our A/R Sales Agreement to increase the facility capacity from $1 billion to $1.25 billion and extended the agreement's maturity through January 8, 2027. We also facilitate a voluntary supply chain finance program to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. Refer to the Accounts Receivable Sales Agreement Footnote and the Supply Chain Finance Programs section within our General Footnote in the Notes to Condensed Consolidated Financial Statements for more information.
We expect to be able to continue to borrow funds at reasonable rates over the long term. At September 30, 2026, our total average cost of debt was 4.09%, and we remain in compliance with all covenants connected with our borrowings. Any failure to comply with our debt covenants or restrictions could result in a default under our financing arrangements or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could create cross defaults under other debt arrangements and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the purchases of shares of our common stock during the three months ended September 30, 2026:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2026 through July 31, 2026	987	$126.89	—	7,452,811
August 1, 2026 through August 31, 2026	3,221	$131.74	—	7,452,811
September 1, 2026 through September 30, 2026	2,764	$136.77	—	7,452,811
Totals	6,972	$133.04	—	7,452,811
(1)Consists of shares surrendered by employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock, the exercise of share appreciation rights and/or tax withholding obligations.
(2)On August 21, 2017, the Board of Directors announced that it had authorized the repurchase of 15 million shares. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Board of Directors. Approximately 7.5 million shares authorized remain available to be repurchased. There were no other repurchase plans announced as of September 30, 2026.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
(a) The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Company, dated April 23, 2007 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 23, 2007)

Exhibit 3.2	By-Laws of the Company, as amended and restated November 19, 2018 (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 19, 2018)

Exhibit 10.1*	Court Carruthers Offer Letter, dated August 28, 2026 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 9, 2026)

Exhibit 31.1	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Executive Officer – filed herewith

Exhibit 31.2	Certification pursuant to SEC Rule 13a-14(a) signed by the Chief Financial Officer – filed herewith

Exhibit 32
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer and Chief Financial Officer – furnished herewith

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from this Quarterly Report on Form 10-Q for the period ended September 30, 2026 formatted in Inline XBRL
* Indicates management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genuine Parts Company (Registrant)

Date: October 20, 2026	/s/ Bert Nappier
Bert Nappier
Executive Vice President and Chief Financial and Operating Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)